Form 10-Q
period 1998-06-30
COLORADO BUSINESS BANKSHARES INC
filed 1998-08-14
CIK 1028734

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ______________________________________ to ________________________________.

COMMISSION FILE NUMBER   000-24445

                       COLORADO BUSINESS BANKSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 COLORADO                         84-0826324
     (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     821 17TH STREET
     DENVER, CO.                                  80202
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                (303)  293-2265
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       No   X
         ---       ---


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,673,468 shares of common stock, $0.01 par value, outstanding as of August 7, 1998.

                       COLORADO BUSINESS BANKSHARES, INC.


                         PART I. FINANCIAL INFORMATION
                                                                     Page
                                                                     ----

Item 1.    Financial Statements                                       1

Item 2.    Management's Discussion and Analysis
           of Financial Condition And Results of  Operations          6


                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                         None

Item 2.    Changes in Securities and Use of Proceeds                  11

Item 3.    Defaults Upon Senior Securities                           None

Item 4.    Submission of Matters to a Vote of Security Holders        12

Item 5.    Other information                                         None

Item 6.    Exhibits                                                   13

           SIGNATURES                                                 14

PART I - FINANCIAL INFORMATION

                               COLORADO BUSINESS BANKSHARES, INC.
                              Consolidated Condensed Balance Sheets
                         June 30, 1998 (unaudited) and December 31, 1997

                                                                                              June 30,              December 31,
                                                                                                1998                   1997
                                                                                           ------------            ------------
                                                                                                       (unaudited)
                                             ASSETS
Cash and due from banks                                                                    $ 22,339,000            $ 15,075,000
Federal funds sold                                                                                    -              12,700,000
                                                                                           ------------            ------------
       Total cash and cash equivalents                                                       22,339,000              27,775,000
                                                                                           ------------            ------------
Investment securities available for sale (cost of $57,754,000 (unaudited) and
       $41,456,000, respectively)                                                            58,181,000              41,630,000
Investment securities held to maturity (fair value of $11,695,000 (unaudited) and
       $15,189,000, respectively)                                                            11,514,000              14,931,000
Other investments                                                                             2,130,000               2,223,000
                                                                                           ------------            ------------
       Total investments                                                                     71,825,000              58,784,000
                                                                                           ------------            ------------
Loans and leases, net                                                                       203,715,000             164,091,000
Excess of cost over fair value of net assets acquired, net                                    4,908,000               5,116,000
Investment in operating leases                                                                4,631,000               3,297,000
Premises and equipment, net                                                                   2,162,000               1,266,000
Accrued interest receivable                                                                   1,668,000               1,331,000
Real estate acquired through foreclosure, net                                                         -                       -
Deferred income taxes                                                                           887,000                 777,000
Other                                                                                           746,000               1,622,000
                                                                                           ------------            ------------
TOTAL ASSETS                                                                               $312,881,000            $264,059,000
                                                                                           ============            ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                                 $ 77,938,000            $ 69,069,000
    NOW and money market                                                                     83,174,000              75,164,000
    Savings                                                                                   5,757,000               5,971,000
    Certificates of deposit                                                                  68,275,000              70,854,000
                                                                                           ------------            ------------
       Total deposits                                                                       235,144,000             221,058,000
Federal funds purchased                                                                      17,000,000                       -
Securities sold under agreements to repurchase                                               21,618,000              13,024,000
Other liabilities                                                                             1,779,000               1,792,000
Advances from the Federal Home Loan Bank                                                      2,190,000               3,260,000
Note payable                                                                                          -               7,500,000
                                                                                           ------------            ------------
       Total liabilities                                                                    277,731,000             246,634,000
Shareholders' Equity:
    Cumulative preferred, $.01 par value; 2,000,000 shares authorized; 1,500 issued and
       outstanding, $1,000 liquidation preference                                                     -               1,500,000
    Common, $.01 par value; 25,000,000 shares authorized; 6,673,468 (unaudited) and
       4,874,968 issued and outstanding, respectively                                            67,000                  49,000
    Additional paid-in capital                                                               29,838,000              11,933,000
    Retained earnings                                                                         4,977,000               3,833,000
    Net unrealized appreciation on available for sale securities, net of income tax
       of $159,000 (unaudited) and $65,000, respectively                                        268,000                 110,000
                                                                                           ------------            ------------
       Total shareholders' equity                                                            35,150,000              17,425,000
                                                                                           ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $312,881,000            $264,059,000
                                                                                           ============            ============

See accompanying notes to consolidated condensed financial statements.

                 COLORADO BUSINESS BANKSHARES, INC.
                  Consolidated Statements of Income
                             (unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                                     June 30,                              June 30,
                                                           ------------------------------       ------------------------------
                                                               1998               1997              1998               1997
                                                           -----------        -----------       -----------        -----------
INTEREST INCOME:
     Interest and fees on loans and leases                 $ 4,888,000        $ 3,307,000       $ 9,256,000        $ 6,279,000
     Interest on investments                                   904,000          1,182,000         1,913,000          2,103,000
                                                           -----------        -----------       -----------        -----------
         Total interest income                               5,792,000          4,489,000        11,169,000          8,382,000
INTEREST EXPENSE:
     Interest on deposits                                    1,694,000          1,191,000         3,351,000          2,328,000
     Interest on short-term borrowings & FHLB advances         392,000            408,000           594,000            626,000
     Interest on note payable                                  142,000            192,000           301,000            398,000
                                                           -----------        -----------       -----------        -----------
         Total interest expense                              2,228,000          1,791,000         4,246,000          3,352,000
NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN AND LEASE LOSSES                               3,564,000          2,698,000         6,923,000          5,030,000
Provision for loan and lease losses                            370,000            168,000           721,000            314,000
                                                           -----------        -----------       -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR
         LOAN AND LEASE LOSSES                               3,194,000          2,530,000         6,202,000          4,716,000
                                                           -----------        -----------       -----------        -----------
OTHER INCOME:
     Service charges                                           219,000            196,000           447,000            399,000
     Operating lease income                                    545,000            341,000         1,251,000            649,000
     Other income                                              222,000            180,000           293,000            404,000
                                                           -----------        -----------       -----------        -----------
         Total other income                                    986,000            717,000         1,991,000          1,452,000
                                                           -----------        -----------       -----------        -----------
OTHER EXPENSE:
     Salaries and employee benefits                          1,679,000          1,292,000         3,258,000          2,590,000
     Occupancy expenses, premises and equipment                460,000            416,000           804,000            693,000
     Depreciation on leases                                    448,000            283,000           916,000            557,000
     Amortization of intangibles                               114,000            135,000           223,000            269,000
     Other                                                     422,000            377,000           937,000            840,000
                                                           -----------        -----------       -----------        -----------
         Total other expense                                 3,123,000          2,503,000         6,138,000          4,949,000
                                                           -----------        -----------       -----------        -----------
INCOME BEFORE INCOME TAXES                                   1,057,000            744,000         2,055,000          1,219,000
Provision for income taxes                                     422,000            306,000           833,000            509,000
                                                           -----------        -----------       -----------        -----------
NET INCOME                                                   $ 635,000          $ 438,000       $ 1,222,000          $ 710,000
                                                           ===========        ===========       ===========        ===========
EARNINGS PER SHARE:
     Basic                                                   $    0.11          $    0.08       $      0.23          $    0.16
                                                           ===========        ===========       ===========        ===========
     Diluted                                                 $    0.11          $    0.08       $      0.22          $    0.15
                                                           ===========        ===========       ===========        ===========

                      COLORADO BUSINESS BANKSHARES, INC.
                Consolidated Condensed Statements of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                     1998                1997
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 1,222,000           $ 710,000
Adjustments to reconcile net income to net cash
      by operating activities:
      Net amortization (accretion) on securities                                     106,000            (353,000)
      Depreciation and amortization                                                1,392,000           1,051,000
      Provision for loan and lease losses                                            721,000             314,000
      Deferred income taxes                                                         (110,000)            (96,000)
      Loss (Gain) on sale of premises and equipment                                   63,000                   -
Changes in:
      Accrued interest receivable                                                   (337,000)           (231,000)
      Other assets                                                                   876,000             (35,000)
      Accrued interest payable and other liabilities                                 (13,000)            112,000
                                                                                 -----------         -----------
          Net cash provided by operating activities                                2,698,000             762,000
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held to maturity securities and other investments                  (93,000)         (2,643,000)
      Purchase of available for sale securities                                  (22,669,000)        (15,663,000)
      Proceeds from maturities of held to maturity securities                      3,709,000           4,096,000
      Proceeds from maturities and sale of available for
          sale securities                                                          6,278,000          11,409,000
      Loan and Lease origination's and repayments, net                           (41,679,000)        (24,614,000)
      Proceeds from sale of real estate acquired
          through foreclosure                                                              -             109,000
      Purchase of premises and equipment                                          (1,447,000)           (204,000)
      Proceeds from sale of premises and equipment                                   312,000                   -
                                                                                 -----------         -----------
          Net cash used in investing activities                                  (55,589,000)        (27,510,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
          and savings accounts                                                    16,665,000           9,228,000
      Net (decrease) increase in certificates of deposit                          (2,579,000)         12,499,000
      Net increase (decrease) increase in federal funds purchased                 17,000,000           2,874,000
      Net increase in securities sold under agreements
          to repurchase                                                            8,594,000          10,968,000
      Advances from the Federal Home Loan Bank                                    (1,070,000)            (70,000)
      Payment on notes payable                                                    (7,500,000)         (1,750,000)
      Proceeds from issuance of common stock                                      17,523,000           3,978,000
      Proceeds from issuance of preferred stock                                            -           1,500,000
      Dividends paid on preferred stock                                              (78,000)            (34,000)
      Proceeds from options exercised                                                400,000                   -
      Redemption of preferred stock                                               (1,500,000)                  -
                                                                                 -----------         -----------
          Net cash provided by financing activities                               47,455,000          39,193,000
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                 (5,436,000)         12,445,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                      27,775,000          10,672,000
                                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                     $22,339,000         $23,117,000
                                                                                 ===========         ===========


               COLORADO BUSINESS BANKSHARES, INC. AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), its wholly owned subsidiary, Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing") collectively referred to as the "Company".

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Prospectus dated June 18, 1998.

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, or for the quarter ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  SHAREHOLDERS' EQUITY

In June 1998, the Company completed an initial public offering ("IPO") of its common stock. A total of 1,610,000 shares of common stock were sold by the Company at $12.00 per share yielding net proceeds of $17.5 million, after deducting underwriting expenses and other expenses. Portions of the proceeds from the offering were used to retire an outstanding note payable and the Company's cumulative preferred stock. On June 23, 1998, the note payable, $7.25 million as of that date, was paid in full, and the cumulative preferred stock, $1.5 million as of that date, was redeemed.

3.  EARNINGS PER COMMON SHARE

Earnings per common share is computed as follows:



                                     The three months ended          Six months ended
                                 ----------------------------  -----------------------------
                                   June 1998      June 1997      June 1998      June 1997
                                 -------------  -------------  -------------  --------------
                                                (In thousands, except per share amount)
Net income                              $  635         $  438         $1,222          $  710
Preferred dividend                          37             34             78              34
                                        ------         ------         ------          ------
Net income available for
 common shareholders                    $  598         $  404         $1,144          $  676
                                        ------         ------         ------          ------

EARNINGS PER COMMON SHARE
  Basic                                 $ 0.11         $ 0.08         $ 0.23          $ 0.16
                               =============================================================
  Diluted                               $ 0.11         $ 0.08         $ 0.22          $ 0.15
                               =============================================================
WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic                                  5,205          4,875          5,073           4,329
                               =============================================================
  Diluted                                5,392          4,990          5,306           4,445
                               =============================================================

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding used to compute diluted earnings per common share include the number of additional common shares that would be outstanding if the potentially dilutive common shares and common share equivalents had been issued at the beginning of the year.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SAFS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this statement in the first quarter of 1998. The Company's only comprehensive income component is unrealized gains and losses on available for sale securities. For the six months ended June 30, 1998 and 1997, comprehensive income was $1,380,000 (unaudited) and $827,000 (unaudited), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $48.8 million, from $264.1 as of December 31, 1997 to $312.9 million as of June 30, 1998. In the first six months of 1998, the loan and lease portfolio (net) increased by $39.6 million, from $164.1 million at December 31, 1997 to $203.7 million as of June 30, 1998. Investment securities increased by $13.0 million, from $58.8 million as of December 31, 1997 to $71.8 million as of June 30, 1998. For the first six months of 1998, investment in operating leases increased by $1.3 million while cash and cash equivalents decreased by $5.5 million.

The increase in loans and leases resulted from increased loan demand in the Company's market areas, specifically the Boulder, Denver and West locations, as well as increased economic growth in the Denver metropolitan area.

The increase in investment securities was comprised of purchases of $20.7 million of mortgage-backed securities and $2.0 million of U.S. Government Treasury bills. Paydowns and maturities of $9.7 million in the investment portfolio partially offset the purchases.

Deposits increased by $14.1 million, from $221.1 million as of December 31, 1997 to $235.1 million as of June 30, 1998. Noninterest-bearing deposits increased by $8.9 million and interest-bearing deposits increased by $5.2 million.
Federal funds purchased and securities sold under agreements to repurchase increased by $25.6 million in the first six months of 1998.

The Company completed an Initial Public Offering ("IPO") on June 23, 1998, and portions of the proceeds were used to pay off an outstanding note and the Company's cumulative preferred stock. The note payable, $7.25 million as of June 23, 1998 was paid in full, and the Company's cumulative preferred stock, $1.5 million as of June 23, 1998 was redeemed. Additional paid-in capital increased $17.9 million, from $11.9 million as of December 31, 1997 to $29.8 million as of June 30, 1998. Of this increase, $17.5 million was a result of the IPO and $400,000 was a result of the exercise of 40,000 options in the first quarter of 1998.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

Net income before preferred dividends for the Company increased $512,000 or 72.1% for the six months ended June 30, 1998 from $710,000 for the six months ended June 30,

1997, to $1,222,000 for the six months ended June 30, 1998. The increased earnings during the six months reflected increases in interest-earning assets and net interest income. At June 30, 1998 the Company reported a 35.6% increase in total assets and a 38.9% increase in interest-earning assets as compared to June 30, 1997.

The provision for loan and lease losses increased by $407,000, from $314,000 for the six months ended June 30, 1997 to $721,000 for the six months ended June 30, 1998. The increase in provision is the result of increased loan volumes.

Net interest income before provision for loan and lease losses increased $1.9 million to $6.9 million for the six months ended June 30, 1998, from $5.0 million for the six months ended June 30, 1997, primarily due to increased loan and lease volume. The Company's net interest margin before provision was 5.68% at June 30, 1998 compared to 5.49% at June 30, 1997.

Total noninterest income increased by $539,000 to $1,991,000 for the six months ended June 30, 1998, from $1,452,000 for the six months ended June 30, 1997. The increases were primarily due to increases in operating lease income.

Total noninterest expense increased by $1,189,000 to $6,138,0000 for the six months ended June 30, 1998, from $4,949,000 for the six months ended June 30, 1997. The increases were primarily due to increases in salary and related expenses and occupancy expenses as a result of the opening of the West location in the first quarter of 1998, the establishment of the Community Trust Division in the first quarter of 1998 and the data processing system conversion that was completed in the second quarter of 1998. Depreciation on operating leases also increased in the first six months of 1998 as a result of the increased volume.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998.

Net income before preferred dividends for the Company increased $197,000 or 45.0% for the quarter ended June 30, 1998 from $438,000 for the quarter ended June 30, 1997, to $635,000 for the quarter ended June 30, 1998. The increased earnings during the three months ended June 30, 1998 reflected increases in interest-earning assets and net interest income. At June 30, 1998 the Company reported a 35.6% increase in total assets and a 38.9% increase in interest-earning assets as compared to June 30, 1997.

The provision for loan and lease losses increased by $202,000, from $168,000 for the three months ended June 30, 1997 to $370,000 for the three months ended June 30, 1998. The increase in provision is the result of increased loan volumes.

Net interest income before provision for loan and lease losses increased $866,000 to $3,564,000 million for the quarter ended June 30, 1998, from $2,698,000 for the quarter ended June 30, 1997, primarily due to increased loan and lease volume.

Total noninterest income increased by $269,000 to $986,000 for the three months ended June 30, 1998, from $717,000 for the three months ended June 30, 1997. The increases were primarily due to increases in operating lease income.

Total noninterest expense increased by $620,000 to $3,123,000 for the three months ended June 30, 1998 from $2,503,000 for the three months ended June 30, 1997. The increases were primarily due to increases in salary and related expenses and occupancy expenses as a result of continued start-up costs for the West location and the Community Trust Division, both of which commenced operations in the first quarter of 1998 and the data processing system conversion that was completed in the second quarter of 1998. Depreciation on operating leases also increased in the second quarter of 1998 as a result of the increased volume.


ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

ALLOWANCE FOR LOAN AND LEASE LOSSES:                             SIX MONTHS ENDED           YEAR ENDED
                                                                   JUNE 30, 1998         DECEMBER 31, 1997
                                                                -------------------------------------------
                                                                            (Dollars in Thousands)
Balance beginning of period                                           $ 2,248                       $ 1,660
Provision for loan and lease losses                                       721                           949
Net charge offs                                                          (100)                         (361)
                                                                -------------------------------------------
Balance end of period                                                 $ 2,869                       $ 2,248
                                                                ===========================================
Allowance for loan and lease losses to total
 loans and leases                                                        1.39%                         1.35%
Allowance for loan and lease losses to
 non-performing loans and leases                                       319.13%                       277.19%


The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The allowance for loan and lease losses is maintained at a level that is considered adequate to provide for anticipated loan and lease losses, based on various factors affecting the loan and lease portfolio, including a review of problem loans and leases, business conditions, historical loss experience, evaluation of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans and leases charged off, net of recoveries.

NONPERFORMING ASSETS

The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonperforming assets were $899,000 as of June 30, 1998 compared with $811,000 as of December 31, 1997.

The following table presents information regarding nonperforming assets as of the dates indicated:

NONPERFORMING LOANS AND LEASES:
                                                                    JUNE 30, 1998         DECEMBER 31, 1997
                                                           ------------------------------------------------
                                                                              (Dollars in  Thousands)
Loans and leases 90 days or more delinquent and
 still accruing interest                                                $  --                         $  --


Nonaccrual loans and leases                                               559                           470
Restructured loans and leases                                             340                           341
                                                           ------------------------------------------------
  Total nonperforming loans and leases                                    899                           811
Real estate acquired by foreclosure                                    ------                          ----
  Total nonperforming assets                                            $ 899                         $ 811
                                                           ================================================
Ratio of nonperforming assets to total assets
                                                                         0.29%                         0.31%

Ratio of nonperforming loans and leases to
 total loans and leases                                                  0.44%                         0.49%



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company's primary source of funds historically has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

DATA PROCESSING SYSTEMS AND YEAR 2000 COMPLIANCE

The Company has formed a Year 2000 Committee to oversee issues relating to its year 2000 compliance program. The program calls for all critical systems to be certified as year 2000 compliant by December 31, 1998. The Company completed a conversion to the Jack Henry System, a data processing system that will provide the Company with the ability to offer more advanced services such as upgraded P.C. banking, a voice response system and check and document imaging, in June 1998. Unlike the Company's prior data processing system, the Jack Henry System is designed to be year 2000 compliant.

As a result of the conversion to the Jack Henry System, total incremental expenses relating to year 2000 compliance, including depreciation and amortization of the new systems, remediation to bring current systems into compliance and writing off of legacy systems, are not expected to have a material impact upon the Company's financial condition. Total expenditures related to remediation, testing, replacement and upgrading system applications with respect to the conversion to the Jack Henry System are expected to range from $1.75 million to $1.9 million from 1998 through 2003, of which $39,000 was incurred in the first six months of 1998. Of the total, approximately $1.1 million result from capital expenditures related to acquisition and implementation of hardware and software related to the new data processing system. The balance, $650,000 to $900,000, result from expenses associated with network implementation, remediation, hardware and software maintenance, and testing of existing systems.

The Company is attempting to contact vendors, customers and others on whom it relies to assure that their systems will be certified as year 2000 compliant in a timely fashion. However, there can be no assurance that the systems of any such company will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse affect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. In addition, bank regulatory agencies have begun to monitor bank holding companies' and banks' readiness for the year 2000 as part of the regular examination process. In the event that a bank holding company or a bank is determined not to be satisfactorily prepared for the year 2000, it will be required to submit a written plan establishing a timetable for year 2000 compliance and periodic progress reports on its efforts to implement the plan. Failure to formulate a satisfactory plan, or to implement the plan successfully, could result in enforcement action. The inability of the Company, or its venders, customers and others upon which it relies, to address year 2000 issues successfully could result in significant interruptions in its operations and, therefore, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


FORWARD LOOKING STATEMENTS

The discussion in this report contains forward-looking statements, including, without limitation, statements relating to the Company's year 2000 compliance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filing with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Data Processing Systems and Year 2000 Compliance" in this report.


                          PART II.  OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

In June 1998, the Company completed its IPO. The IPO was conducted pursuant to a Registration Statement (the "Registration Statement") on Form SB-2 (File No. 333-50037), which was declared effective by the Securities and Exchange Commission on June 17, 1998. The IPO was commenced on June 18, 1998 and has been completed. The managing underwriter for the IPO was Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. 1,610,000 shares of the Company's Common Stock, $.01 par value (the "Common Stock"), were registered pursuant to the Registration Statement and all such shares were sold in the IPO by the Company at a price to the public of $12.00 per share, for gross proceeds of $19.32 million. Expenses incurred by the Company in connection with the Offering (including underwriting discounts and commissions and expenses paid to or for the underwriters) are estimated at $1.8 million. Such expenses constitute direct or indirect payments to others. None of such expenses were direct or indirect payments to directors or officers of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company. After deducting the expenses described above, the net proceeds to the

Company from the IPO were approximately $17.5 million. Approximately $7.25 million of such net proceeds was used to repay all of the remaining outstanding indebtedness under the Company's credit facility, approximately $1.5 million was used to redeem all of the Company's outstanding Preferred Stock and approximately $ 5.0 million was contributed to the capital of Colorado Business Bank, N.A., the Company's wholly-owned bank subsidiary (the "Bank"). The Company intends to contribute the remaining $3.75 million of net proceeds to the Bank during the next 12 months. Such uses constitute direct or indirect payments to others. None of the net proceeds of the IPO were used to make direct or indirect payments to directors or officers of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 19, 1998, the Company held its annual meeting of shareholders. At that meeting, the following items were submitted to a vote of security holders with the following results (shares voted are given prior to the 4.7125-to-1 stock split of the Common Stock, which was effected after the annual meeting):

1.  The following directors were elected:

Name                  Term
----                  ----
Jonathan C. Lorenz    1 year
Virginia K. Berkeley  1 year
Mark S. Kipnis        1 year
Steven Bangert        2 years
Noel N. Rothman       2 years
Timothy J. Travis     2 years
Howard R. Ross        3 years
Michael B. Burgamy    3 years

982,297 shares were voted in favor of each director's election, no shares were voted against any director's election, there were no abstentions and 52,179 shares were not voted.

2. The shareholders adopted a proposal to amend the Company's Articles of Incorporation to: (a) increase the number of shares of Common Stock authorized for issuance from 5 million to 25 million; (b) increase the number of shares of the Company's Preferred Stock, $.01 par value, from 20,000 to 2 million; (c) provide for a classified Board of Directors, with three classes of directors having staggered terms of three years each; and (d) appoint Steven Bangert as the registered agent of the Company. 982,297 shares were voted in favor of the proposal, no shares were voted against the proposal, no shares abstained and 52,179 shares were not voted.

3. The shareholders adopted a proposal to amend the Colorado Business Bankshares, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan") to: (a) provide that the Compensation Committee of the Board of Directors shall administer the 1995 Plan; and (b) clarify that awards under the 1995 Plan may be granted to such employees of the Company as may be determined by the Compensation Committee. 973,337 shares were voted in favor of the proposal, 8,960 shares were voted against the proposal, no shares abstained and 52,179 shares were not voted.

4. The shareholders adopted a proposal to approve the Amended and Restated Colorado Business Bankshares, Inc. 1997 Incentive Stock Option Plan. 982,297 shares were voted in favor of the proposal, no shares were voted against the proposal, no shares abstained and 52,179 shares were not voted.

5. The shareholders adopted a proposal to approve the Colorado Business Bankshares, Inc. 1998 Stock Incentive Plan. 982,297 shares were voted in favor of the proposal, no shares were voted against the proposal, no shares abstained and 52,179 shares were not voted.

6. The shareholders adopted a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the years ended December 31, 1997 and 1998. 982,297 shares were voted in favor of the proposal, no shares were voted against the proposal, no shares abstained and 52,179 shares were not voted.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27.1 Financial Data Schedule as of June 30, 1998

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COLORADO BUSINESS BANKSHARES, INC.



Date:  August 14, 1998  By:  /s/  Steven Bangert
       ---------------  ------------------------
                        Steven Bangert, Chief Executive Officer and Chairman



Date:  August 14, 1998  By:  /s/  Richard J. Dalton
       ---------------  ---------------------------
                        Richard J. Dalton, Executive Vice President and Chief Financial Officer