Form 10QSB
period 1998-09-30
COLORADO BUSINESS BANKSHARES INC
filed 1998-11-13
CIK 1028734

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________________________ to ________________________________.

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

     Yes    X    No
           ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,673,481 shares of common stock, $0.01 par value, outstanding as of November 10, 1998.

                       COLORADO BUSINESS BANKSHARES, INC.



                         PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1.    Financial Statements                                              1

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of  Operations                                        6


                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings                                               None

Item 2.    Changes in Securities and Use of Proceeds                        12

Item 3.    Defaults Upon Senior Securities                                 None

Item 4.    Other information                                               None

Item 5.    Exhibits                                                         13

           SIGNATURES                                                       13

PART I - FINANCIAL INFORMATION

                      COLORADO BUSINESS BANKSHARES, INC.
                     Consolidated Condensed Balance Sheets
             September 30, 1998 (unaudited) and December 31, 1997


                                                                                           September 30,    December 31,
                                                                                                1998            1997
                                                                                           -------------   -------------
                                                                                            (unaudited)
                              ASSETS
Cash and due from banks                                                                     $ 18,428,000   $ 15,075,000
Federal funds sold                                                                                     -     12,700,000
                                                                                           -------------   ------------
      Total cash and cash equivalents                                                         18,428,000     27,775,000
                                                                                           -------------   ------------
Investment securities available for sale (cost of $64,049,000 (unaudited) and
      $41,456,000, respectively)                                                              64,613,000     41,630,000
Investment securities held to maturity (fair value of $10,687,000 (unaudited) and
      $15,189,000, respectively)                                                              10,509,000     14,931,000
Other investments                                                                              2,225,000      2,223,000
                                                                                           -------------   ------------
      Total investments                                                                       77,347,000     58,784,000
                                                                                           -------------   ------------
Loans and leases, net                                                                        207,399,000    164,091,000
Excess of cost over fair value of net assets acquired, net                                     4,790,000      5,116,000
Investment in operating leases                                                                 4,309,000      3,297,000
Premises and equipment, net                                                                    2,727,000      1,266,000
Accrued interest receivable                                                                    1,655,000      1,331,000
Real estate acquired through foreclosure, net                                                          -              -
Deferred income taxes                                                                            907,000        777,000
Other                                                                                         10,852,000      1,622,000
                                                                                           -------------   ------------
TOTAL ASSETS                                                                                $328,414,000   $264,059,000
                                                                                           =============   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                                  $ 82,955,000   $ 69,069,000
    NOW and money market                                                                      88,945,000     75,164,000
    Savings                                                                                    6,569,000      5,971,000
    Certificates of deposit                                                                   66,755,000     70,854,000
                                                                                           -------------   ------------
      Total deposits                                                                         245,224,000    221,058,000
Federal funds purchased                                                                       17,000,000              -
Securities sold under agreements to repurchase                                                20,650,000     13,024,000
Other liabilities                                                                              2,196,000      1,792,000
Advances from the Federal Home Loan Bank                                                       7,190,000      3,260,000
Note payable                                                                                           -      7,500,000
                                                                                           -------------   ------------
      Total liabilities                                                                      292,260,000    246,634,000
Shareholders' Equity:
    Cumulative preferred, $.01 par value; 2,000,000 shares authorized; 1,500 issued and
      outstanding, $1,000 liquidation preference                                                       -      1,500,000
    Common, $.01 par value; 25,000,000 shares authorized; 6,673,468 (unaudited) and
      4,874,968 issued and outstanding, respectively                                              67,000         49,000
    Additional paid-in capital                                                                29,838,000     11,933,000
    Retained earnings                                                                          5,895,000      3,833,000
    Net unrealized appreciation on available for sale securities, net of income tax
      of $210,000 (unaudited) and $65,000, respectively                                          354,000        110,000
                                                                                           -------------   ------------
      Total shareholders' equity                                                              36,154,000     17,425,000
                                                                                           -------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $328,414,000   $264,059,000
                                                                                           =============   ============

See accompanying notes to consolidated condensed financial statements.

                      COLORADO BUSINESS BANKSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------   -------------------------
                                                        1998         1997          1998         1997
                                                    -----------   ----------   -----------   -----------
INTEREST INCOME:
  Interest and fees on loans and leases             $ 5,179,000   $3,848,000   $14,435,000   $10,127,000
  Interest on investments                             1,081,000    1,070,000     2,994,000     3,173,000
                                                    -----------   ----------   -----------   -----------
    Total interest income                             6,260,000    4,918,000    17,429,000    13,300,000
INTEREST EXPENSE:
  Interest on deposits                                1,771,000    1,354,000     5,122,000     3,682,000
  Interest on short-term borrowings & FHLB advances     394,000      361,000       988,000       987,000
  Interest on note payable                                    -      166,000       301,000       564,000
                                                    -----------   ----------   -----------   -----------
    Total interest expense                            2,165,000    1,881,000     6,411,000     5,233,000
NET INTEREST INCOME BEFORE PROVISION FOR
  LOAN AND LEASE LOSSES                               4,095,000    3,037,000    11,018,000     8,067,000
Provision for loan and lease losses                     243,000      299,000       964,000       613,000
                                                    -----------   ----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN AND LEASE LOSSES                               3,852,000    2,738,000    10,054,000     7,454,000
                                                    -----------   ----------   -----------   -----------
OTHER INCOME:
  Service charges                                       245,000      216,000       692,000       615,000
  Operating lease income                                556,000      356,000     1,807,000     1,005,000
  Other income                                          345,000      170,000       638,000       574,000
                                                    -----------   ----------   -----------   -----------
    Total other income                                1,146,000      742,000     3,137,000     2,194,000
                                                    -----------   ----------   -----------   -----------
OTHER EXPENSE:
  Salaries and employee benefits                      1,819,000    1,321,000     5,077,000     3,911,000
  Occupancy expenses, premises and equipment            502,000      350,000     1,306,000     1,043,000
  Depreciation on leases                                487,000      292,000     1,403,000       849,000
  Amortization of intangibles                           109,000      133,000       332,000       402,000
  Other                                                 566,000      441,000     1,503,000     1,281,000
                                                    -----------   ----------   -----------   -----------
    Total other expense                               3,483,000    2,537,000     9,621,000     7,486,000
                                                    -----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES                            1,515,000      943,000     3,570,000     2,162,000
Provision for income taxes                              598,000      381,000     1,431,000       890,000
                                                    -----------   ----------   -----------   -----------
NET INCOME                                           $  917,000   $  562,000   $ 2,139,000   $ 1,272,000
                                                    ===========   ==========   ===========   ===========

EARNINGS PER SHARE:
  Basic                                              $     0.14   $     0.11   $      0.37    $     0.26
                                                    ===========   ==========   ===========   ===========
  Diluted                                            $     0.13   $     0.10   $      0.35    $     0.26
                                                    ===========   ==========   ===========   ===========

                      COLORADO BUSINESS BANKSHARES, INC.
                Consolidated Condensed Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997
                                  (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1998              1997
                                                                  -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 2,139,000      $  1,272,000
Adjustments to reconcile net income to net cash
  by operating activities:
  Net amortization (accretion) on securities                      $   160,000            99,000
  Depreciation and amortization                                     2,176,000         1,591,000
  Provision for loan and lease losses                                 964,000           613,000
  Deferred income taxes                                              (234,000)         (131,000)
  Loss (Gain) on sale of premises and equipment                        34,000                 -
Changes in:
  Accrued interest receivable                                        (324,000)         (184,000)
  Other assets                                                     (9,229,000)         (250,000)
  Accrued interest payable and other liabilities                      404,000           391,000
                                                                  -----------      ------------
    Net cash provided by operating activities                      (3,910,000)        3,401,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held to maturity securities and other investments        (2,000)       (2,720,000)
  Purchase of available for sale securities                       (42,760,000)      (16,663,000)
  Proceeds from maturities of held to maturity securities           4,331,000         6,352,000
  Proceeds from maturities and sale of available for
    sale securities                                                20,064,000        14,546,000
  Loan and Lease origination's and repayments, net                (46,953,000)      (39,159,000)
  Proceeds from sale of real estate acquired
    through foreclosure                                                     -           109,000
  Purchase of premises and equipment                               (2,220,000)         (268,000)
  Proceeds from sale of premises and equipment                        536,000                 -
                                                                  -----------      ------------
    Net cash used in investing activities                         (67,004,000)      (37,803,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market,
    and savings accounts                                           28,265,000        16,510,000
  Net (decrease) increase in certificates of deposit               (4,099,000)       18,737,000
  Net increase (decrease) increase in federal funds purchased      17,000,000           824,000
  Net increase in securities sold under agreements
    to repurchase                                                   7,626,000         4,833,000
  Advances from (Payments to) the Federal Home Loan Bank            3,930,000           (70,000)
  Payment on notes payable                                         (7,500,000)       (2,000,000)
  Proceeds from issuance of common stock                           17,523,000         3,978,000
  Proceeds from issuance of preferred stock                                 -         1,500,000
  Dividends paid on preferred stock                                   (78,000)          (75,000)
  Proceeds from options exercised                                     400,000                 -
  Redemption of preferred stock                                    (1,500,000)                -
                                                                  -----------      ------------
    Net cash provided by financing activities                      61,567,000        44,237,000
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (9,347,000)        9,835,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                           27,775,000        10,672,000
                                                                  -----------      ------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                          $18,428,000      $ 20,507,000
                                                                  ===========      ============

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

All significant intercompany accounts and transactions have been eliminated. Information contained in the consolidated condensed financial statements and notes thereto of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form SB-2 (Registration No. 333-50037).

The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, or for the quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

3.  EARNINGS PER COMMON SHARE

Earnings per common share is computed as follows:


                                        The three months ended           Nine months ended
                                       ------------------------      -------------------------
                                       September      September      September       September
                                         1998           1997           1998            1997
                                       ---------      ---------      ---------       ---------
                                                (In thousands, except per share amount)
Net income                              $  917         $  562         $2,139          $1,272
Preferred dividend                           0             41             78              75
                                        ------         ------         ------          ------
Net income available for
 common shareholders                    $  917         $  521         $2,061          $1,197
                                        ------         ------         ------          ------
EARNINGS PER COMMON SHARE
  Basic                                 $ 0.14         $ 0.11         $ 0.37          $ 0.26
                                        ====================================================
  Diluted                               $ 0.13         $ 0.10         $ 0.35          $ 0.26
                                        ====================================================
WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic                                  6,673          4,875          5,613           4,515
                                        ====================================================
  Diluted                                6,878          4,990          5,836           4,631
                                        ====================================================

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding used to compute diluted earnings per common share include the number of additional common shares that would be outstanding if the potentially dilutive common shares and common share equivalents had been issued at the beginning of the period.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SAFS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this statement in the first quarter of 1998. The Company's only comprehensive income component is unrealized gains and losses on available for sale securities. For the nine months ended September 30, 1998 and 1997, comprehensive income was $2,383,000 (unaudited) and $1,457,000 (unaudited), respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED CONDENSED BALANCE SHEETS

The Company's total assets increased by $64.3 million, from $264.1 as of December 31, 1997 to $328.4 million as of September 30, 1998. In the first nine months of 1998, the loan and lease portfolio (net) increased by $43.3 million, from $164.1 million at December 31, 1997 to $207.4 million as of September 30, 1998. Investment securities increased by $18.5 million, from $58.8 million as of December 31, 1997 to $77.3 million as of September 30, 1998. For the first nine months of 1998, investment in operating leases increased by $1.0 million while cash and cash equivalents decreased by $9.4 million.

The increase in loans and leases resulted from increased loan demand in the Company's market areas, specifically the Boulder, Denver and West locations, as well as increased economic growth in the Denver metropolitan area.

The increase in investment securities was comprised of purchases of $40.8 million of mortgage-backed securities and $2.0 million of U.S. Government Treasury bills. Paydowns and maturities of $14.2 million and sales of $9.7 million from the investment portfolio partially offset these purchases.

Deposits increased by $24.1 million, from $221.1 million as of December 31, 1997 to $245.2 million as of September 30, 1998. Noninterest-bearing deposits increased by $13.9 million and interest-bearing deposits increased by $14.3 million. Federal funds purchased and securities sold under agreements to repurchase increased by $24.6 million in the first nine months of 1998.

The Company completed an Initial Public Offering ("IPO") on June 23, 1998, and portions of the proceeds were used to pay off an outstanding note and the Company's cumulative preferred stock. The note payable, $7.25 million as of June 23, 1998, was paid in full, and the Company's cumulative preferred stock, $1.5 million as of June 23, 1998, was redeemed. Additional paid-in capital increased $17.9 million, from $11.9 million as of December 31, 1997 to $29.8 million as of September 30, 1998. Of this increase, $17.5 million was a result of the IPO and $400,000 was a result of the exercise of 40,000 options in the first quarter of 1998.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net income before preferred dividends for the Company increased $867,000, or 68.2%, for the nine months ended September 30, 1998, from $1,272,000 for the nine months ended September 30, 1997 to $2,139,000 for the nine months ended September 30, 1998. The increased earnings during the nine months reflected increases in interest-earning assets and net interest income. At September 30, 1998, the Company reported a 36.7% increase in interest-earning assets as compared to September 30, 1997.

The provision for loan and lease losses increased by $351,000, from $613,000 for the nine months ended September 30, 1997 to $964,000 for the nine months ended September 30, 1998. The increase in provision is the result of increased loan volumes.

Net interest income before provision for loan and lease losses increased $2.9 million to $11.0 million for the nine months ended September 30, 1998, from $8.1 million for the nine months ended September 30, 1997, primarily due to increased loan and lease volume. The Company's net interest margin before provision was 5.67% at September 30, 1998 compared to 5.48% at September 30, 1997.

Total noninterest income increased by $943,000 to $3,137,000 for the nine months ended September 30, 1998, from $2,194,000 for the nine months ended September 30, 1997. The increases were primarily due to increases in operating lease income and one-time trading gains of $113,000 ($71,000 after tax) resulting from the sale of mortgage-backed securities.

Total noninterest expense increased by $2,135,000 to $9,621,0000 for the nine months ended September 30, 1998, from $7,486,000 for the nine months ended September 30, 1997. The increase was primarily due to increases in salary and related expenses and occupancy expenses as a result of the opening of the West location in the first quarter of 1998, the establishment of the Community Trust Division in the first quarter of 1998, the data processing system conversion that was completed in the second quarter of 1998 and start-up costs related to the opening of the DTC location in September of 1998. Depreciation on operating leases also increased in the first nine months of 1998 as a result of the increased volume.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1998.

Net income before preferred dividends for the Company increased $355,000, or 63.2%, for the quarter ended September 30, 1998, from $562,000 for the quarter ended September 30, 1997, to $917,000 for the quarter ended September 30, 1998. The increased earnings during the three months ended September 30, 1998 reflected increases in interest-earning assets and net interest income. At September 30, 1998 the Company reported a 36.7% increase in interest-earning assets as compared to September 30, 1997.

The provision for loan and lease losses decreased by $56,000, from $299,000 for the three months ended September 30, 1997 to $243,000 for the three months ended September 30, 1998. The provision for the three months ended September 30, 1997 was high due to a specific provision related to a specific loan that was charged-off. The provision for the three months ended September 30, 1998 was appropriate given the loan growth in the portfolio.

Net interest income before provision for loan and lease losses increased $1,058,000 to $4,095,000 million for the quarter ended September 30, 1998, from $3,037,000 for the quarter ended September 30, 1997, primarily due to increased loan and lease volume.

Total noninterest income increased by $404,000 to $1,146,000 for the three months ended September 30, 1998, from $742,000 for the three months ended September 30, 1997. The increases were primarily due to increases in operating lease income and one-time trading gains of $113,000 ($71,000 after tax) resulting from the sale of mortgage-backed securities.

Total noninterest expense increased by $946,000 to $3,483,000 for the three months ended September 30, 1998, from $2,537,000 for the three months ended September 30, 1997. The increase was primarily due to increases in salary and related expenses and occupancy expenses as a result of continued start-up costs for the West location and the Community Trust Division, both of which commenced operations in the first quarter of 1998. Continued expenses relating to start-up costs for the DTC location, which opened in September of 1998, and the data processing system conversion that was completed in the second quarter of 1998 added to noninterest expense for the three months ended September 30, 1998. Depreciation on operating leases also increased in the second quarter of 1998 as a result of the increased volume.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

ALLOWANCE FOR LOAN AND LEASE LOSSES:                            NINE MONTHS ENDED             YEAR ENDED
                                                                SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                -----------------------------------------------
                                                                             (Dollars in Thousands)
Balance beginning of period                                           $ 2,248                       $ 1,660
Provision for loan and lease losses                                       964                           949
Net charge offs                                                          (104)                         (361)
Balance end of period                                                 $ 3,108                       $ 2,248
                                                                ===============================================
Allowance for loan and lease losses to total
 loans and leases                                                        1.48%                         1.35%

Allowance for loan and lease losses to
 non-performing loans and leases                                       331.10%                       277.19%


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

NONPERFORMING ASSETS

The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonperforming assets were $939,000 as of September 30, 1998, compared with $811,000 as of December 31, 1997.

The following table presents information regarding nonperforming assets as of the dates indicated:

NONPERFORMING LOANS AND LEASES:
                                                                SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                -----------------------------------------------
                                                                               (Dollars in Thousands)
Loans and leases 90 days or more delinquent and
 still accruing interest                                                $ 277                        $ ----

Nonaccrual loans and leases                                               323                           470
Restructured loans and leases                                             339                           341
                                                                -----------------------------------------------
  Total nonperforming loans and leases                                    939                           811
Real estate acquired by foreclosure                                      ----                          ----
  Total nonperforming assets                                            $ 939                         $ 811
                                                                ===============================================
Ratio of nonperforming assets to total assets
                                                                         0.29%                         0.31%

Ratio of nonperforming loans and leases to
 total loans and leases                                                  0.45%                         0.49%



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

DATA PROCESSING SYSTEMS AND YEAR 2000 COMPLIANCE

The Company has a Year 2000 Committee that meets regularly to oversee issues relating to its year 2000 compliance plan. The plan calls for all mission critical systems to be certified as year 2000 compliant by December 31, 1998. All material systems will be tested and certified as year 2000 compliant by March 31, 1999. The Company is on schedule with the timetable established in its plan for completion of this testing and certification.

The Company completed a conversion to the Jack Henry System, a data processing system that will provide the Company with the ability to offer more advanced services such as upgraded P.C. banking, a voice response system and check and document imaging, in June 1998. Unlike the Company's prior data processing system, the Jack Henry System is designed to be year 2000 compliant. Testing and validation of the Jack Henry System has been scheduled and will be completed by December 31, 1998.

As a result of the conversion to the Jack Henry System and implementation of the network, total incremental expenses relating to year 2000 compliance, including depreciation and amortization of the new systems, remediation to bring current systems into compliance and writing off of legacy systems, are not expected to have a material impact upon the Company's financial condition. Total expenditures related to remediation, testing, replacement and upgrading system applications with respect to the conversion to the Jack Henry System are expected to range from $1.75 million to $1.9 million from 1998 through 2003, of which $126,000 was incurred in the first nine months of 1998. Of the total, approximately $1.1 million will result from capital expenditures related to acquisition and implementation of hardware and software related to the new data processing system. The balance, $650,000 to $900,000, will result from expenses associated with network implementation, remediation, hardware and software maintenance, and testing of existing systems

The Company has contacted key vendors, customers and others on whom it relies to assure that their systems will be certified as year 2000 compliant in a timely fashion. The Company has assessed the exposure from funds takers and funds providers and allocated reserves for potential losses related to year 2000 exposure. These allocated reserves are not considered material at this time. However, there can be no assurance that the systems of any such company will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse affect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. In addition, bank regulatory agencies have begun to monitor bank holding companies' and banks' readiness for the year 2000 as part of the regular examination process. In the event that a bank holding company or a bank is determined not to be satisfactorily prepared for the year 2000, it will be required to submit a written plan establishing a timetable for year 2000 compliance and periodic progress reports on its efforts to implement the plan. Failure to formulate a satisfactory plan, or to implement the plan successfully, could result in enforcement action. The inability of the Company, or its venders, customers and others upon which it relies, to address year 2000 issues successfully could result in significant interruptions in its operations and, therefore, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.1 Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc.

     10.2 Office Lease between SFP Realty, LTD., L.L.P. and Colorado Business Bank of Boulder National Association.

     10.3 Office Building Lease between Hanover Resources Inc. and Colorado Business Bank, N.A.

     10.4 Employment Agreement between Colorado Business Bankshares, Inc. and Kevin G. Quinn

     27.1 Financial Data Schedule as of September 30, 1998

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COLORADO BUSINESS BANKSHARES, INC.


Date:  November 13, 1998  By:  /s/  Steven Bangert
       -----------------  ----------------------------------------------------
                          Steven Bangert, Chief Executive Officer and Chairman


Date:  November 13, 1998  By:  /s/  Richard J. Dalton
       -----------------  ----------------------------------------------------
                          Richard J. Dalton, Executive Vice President and Chief Financial Officer