Form 10KSB
period 1998-12-31
COLORADO BUSINESS BANKSHARES INC
filed 1999-03-31
CIK 1028734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-KSB

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                      ___________________________________

                       Commission file number   000-24445
                      ___________________________________

                       COLORADO BUSINESS BANKSHARES, INC.
                 (Name of small business issuer in its charter)

                   COLORADO                      84-0826324
           (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)    Identification No.)

                   821 l7th Street
                     Denver, CO.                     80202
     (Address of principal executive offices)      (Zip Code)

                                (303)  293-2265
                (Issuer's telephone number, including area code)
                          ___________________________

          Securities Registered Pursuant to Section 12(b) of the Act :
                                      None
          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X      No
           ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer's revenues for its most recent fiscal year:    $28,145,000

The aggregate market value of the voting stock held by non-affiliates of the issuer at March 15, 1999 computed by reference to the closing price on the Nasdaq National Market was $44,292,910.

The number of shares outstanding of each of the issuer's classes of common equity on March 15, 1999 was 6,673,468.

Documents incorporated by reference: Portions of the Issuer's proxy statement to be filed with the Securities and Exchange Commission in connection with the Issuer's 1999 annual meeting of shareholders are incorporated by reference into
Part III hereof.

Transitional Small Business Format.    Yes      No  X
                                          -----   -----

                               TABLE OF CONTENTS
                               -----------------


PART I
----------
                                                                            Page
                                                                            ----

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           19

Item 3.     Legal Proceedings                                                 19

Item 4.     Submission of Matters to a Vote of Security Holders               19


PART II
----------

Item 5.     Market for Common Equity and Related Stockholder Matters          19

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          20

Item 7.     Financial Statements                                              28

Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                               28

PART III
----------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 28

Item 10.    Executive Compensation                                            29

Item 11.    Security Ownership of Certain Beneficial Owners and Management    29

Item 12.    Certain Relationships and Related Transactions                    29

Item 13.    Exhibits and Reports on Form 8-K                                  29

                                     PART I

Forward Looking Statements

     The discussion in this report contains forward-looking statements, including, without limitation, statements relating to Colorado Business Bankshares, Inc.'s ("the Company") year 2000 compliance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's business, financial condition and results of operations, including the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filings with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Year 2000 Compliance" included under Item 6 of Part II in this report.


Item 1.  Description of Business


                                    BUSINESS

General

     The Company is a bank holding company headquartered in Denver, Colorado that owns Colorado Business Bank, N.A. (the "Bank"), a full-service, commercial banking institution with six locations in the Denver metropolitan area. The Company was incorporated in Colorado in 1980 as Equitable Bancorporation, Inc. and changed its name to Colorado Business Bankshares, Inc. in September 1995.
As of December 31, 1998, the Company had total assets of $366.6 million, net loans and leases of $223.3 million and deposits of $273.0 million. The Bank provides a broad range of banking products and services, including credit, cash management, investment, deposit and trust products, to its targeted customer base of small- and medium-sized businesses and high net worth individuals. Each of the Bank's locations operates as a separate community bank, with significant local decision-making authority. Support functions, such as accounting, data processing, bookkeeping, credit administration, loan operations and investment and cash management services, are provided centrally from the Company's downtown Denver office.

     The Company was acquired by a group of private investors in September 1994 (the "Acquisition"). At that time, the Bank's operations were conducted through two separate banks -- Equitable Bank of Littleton, located in Littleton,
Colorado, and The Women's Bank, located in downtown Denver.   From December 31,
1994 to December 31, 1998, the Company's assets increased to $366.6 million from $143.9 million, an increase of 154.8%, its net loan and lease portfolio increased to $223.3 million from $70.6 million, an increase of 216.3%, and deposits increased to $273.0 million (34.9% of which are noninterest-bearing deposits) from $124.5 million, an increase of 119.3%. During that period, the Company made several changes in operations, including, establishing new locations in the Denver metropolitan area, expanding product and service offerings, and consolidating its two bank charters into the Bank, which was renamed Colorado Business Bank.

Market Area Served

     The Company's current market area is the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas and Jefferson. This area is the most densely populated in the Rocky Mountain region. Total population is approximately 2.2 million, and the area has experienced an increase of approximately 368,000 people since 1990. Employment in the Denver metropolitan area has become increasingly diversified across the manufacturing, financial services, tourism, transportation, technology, cable television, retail trade, services and government sectors.

     The Bank has one location each in downtown Denver, Boulder, West Metro, the Denver Technological Center, and two locations in Littleton. Downtown Denver is the business center of metropolitan Denver. Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region. West Metro contains a number of newer industrial and office parks. The Denver Technological Center features a high concentration of office parks and businesses with a large number of high net worth individuals who live and work in this area. The Littleton locations serve a more residential area, including Highlands Ranch, one of the fastest growing communities in the Denver metropolitan area.

Lending Activities

     General. The Company provides a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing. The Company's primary lending focus is on commercial lending to small- and medium-sized businesses that have annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $200,000 to $4 million. As of December 31, 1998, substantially all of the Bank's outstanding loans and leases were to customers within the Denver metropolitan area.

     Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount and extent of other banking relationships between the Bank and the customer, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. As of December 31, 1998, approximately 50.0% of the loans in the Bank's portfolio were at interest rates that float with the Bank's base rate or some other reference rate.

     Credit Procedures and Review. The Company addresses credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, the Company provides ongoing loan officer training and review.

     The Company's loan approval process varies depending upon the size of the loan. Each of the Bank's senior loan officers has the authority to approve loans of up to $250,000. Other loan officers have the authority to approve loans of lower amounts up to limits set by the Bank's Board of Directors. The Chief Executive Officer of the Bank or the President of Colorado Business Bank -
- Denver, must approve loans of between $250,000 and $500,000. Loans in excess of $500,000 must be approved by the Bank's loan committee, which consists of most of the Bank's executive officers and certain other designated officers. In cases requiring expedited treatment, approvals may be made by a subgroup of the committee.

     The Company has a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed monthly by the Bank's Board of Directors. The loan and lease portfolio is also monitored regularly by a loan review officer who reports directly to the Audit Committee of the Bank's Board of Directors.

     Loan and Lease Portfolio Composition. The following table sets forth the composition of the Bank's loan and lease portfolio by type of loan or lease at the dates indicated.

                                                                     At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   1998                 1997                  1996                1995                 1994
                            ------------------  -------------------   -------------------  ------------------  --------------------
                             Amount        %      Amount        %      Amount         %    Amount         %     Amount         %
                            -------      -----  --------     ------   --------      ----- --------      -----  --------      ------
                                                                  (Dollars in thousands)
Commercial................. 104,745       46.9  $ 78,152       47.6   $ 58,727       53.0 $ 35,101       40.1  $ 29,151       41.3
Real estate - mortgage.....  56,941       25.5    40,262       24.6     24,491       22.1   31,407       36.0    21,982       31.2
Real estate - construction.  34,210       15.3    27,786       16.9     19,119       17.3   14,557       16.7    15,528       22.0
Consumer...................  16,913        7.6    11,732        7.2      8,266        7.5    6,356        7.3     3,538        5.0
Direct financing leases -
 net.......................  13,741        6.2     8,407        5.1      1,805        1.6    1,282        1.5     1,538        2.2
                            -------      -----  --------     ------   --------      -----  -------      -----   -------      -----
Loans and leases...........$226,550      101.5 $ 166,339      101.4  $ 112,408      101.5 $ 88,703      101.6  $ 71,737      101.7
Less allowance for loan
and lease losses...........  (3,271)      (1.5)   (2,248)      (1.4)    (1,660)      (1.5)  (1,393)      (1.6)   (1,181)      (1.7)
                            -------      -----  --------     ------   --------      -----  -------      -----   -------      -----
Net loan and leases........$223,279      100.0 $ 164,091      100.0  $ 110,748      100.0 $ 87,310      100.0  $ 70,556      100.0
                            ========     =====  ========     ======   ========      =====  =======      =====   =======      =====

     Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of the Bank's unimpaired capital, surplus, undivided profits and allowance for loan and lease losses (the "Individual Lending Limit"). See "Supervision and Regulation -- The Bank -- Restrictions on Loans to One Borrower" included under Item 1 of Part I. As of December 31, 1998, the Bank's Individual Lending Limit was $5.2 million. To accommodate customers whose financing needs exceed applicable lending limits, and to address portfolio concentration concerns, the Company sells loan participations to outside participants, including Hawthorne Colorado, Inc., an entity controlled by Steve Bangert and Howard R. Ross, each a member of the Company's Board of Directors. See "Certain Relationships and Related Transactions" included under Item 12 of Part III. At December 31, 1998, December 31, 1997 and December 31, 1996, the outstanding balances of loan participations sold by the Company were $14.8 million, $10.1 million and $2.9 million, respectively. The Company has retained servicing rights on all loan participations sold. In addition, the Company had loan participations purchased from other banks totaling $1.2 million as of December 31, 1998. The Company uses the same analysis in deciding whether or not to purchase a participation in a loan as it would in deciding whether to originate the same loan.

     In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit. The Company applies the same credit standards to these commitments as it applies to its other lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.

     Commercial Loans. Commercial lending, which is the primary focus of the Company's lending activities, consists of loans to small- and medium-sized businesses in a wide variety of industries. The Bank's areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers and business services companies. The Company provides a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

     Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. The Company generally restricts commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which the Company has a current banking relationship. Commercial real estate loans are made at both fixed and floating interest rates, with maturities generally ranging from five to fifteen years. The Bank's underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, the Company originates SBA loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to that of the Company. The Company also originates residential mortgage loans on a limited basis as a service to preferred customers.

     The primary risks of real estate mortgage loans include the borrower's inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. The Company does not actively seek permanent mortgage loans for its own portfolio, but, rather, syndicates such loans to other financial institutions. However, for those permanent mortgage loans that are extended, the Company attempts to apply conservative loan-to-value ratios and obtain personal guarantees, and generally requires a strong history of debt servicing capability and fully amortized terms of 15 years or less.

     Real Estate Construction Loans. The Company originates loans to finance construction projects involving one- to four-family residences. It provides financing to residential developers that the Company believes have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. The Company provides loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. The Company generally requires that a permanent financing commitment be in place before it makes a residential construction loan. Moreover, the Company generally monitors construction draws monthly and inspects property to ensure that construction is progressing as specified. The Company's underwriting standards generally require that the principal amount of the loan be no more than 75% of the appraised value of the completed construction project. Values are determined only by approved, independent appraisers.

     The Company also originates loans to finance the construction of multi-family, office, industrial and tax credit projects. These projects are predominantly owned by the user of the property or are sponsored by financially strong developers who maintain an ongoing banking relationship with the Company. The Company's underwriting standards generally require that the principal amount of these loans be no more than 75% of appraised value.

     The Company selectively provides loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with the Company. The Company's underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value.

     Consumer Loans. The Company provides a broad range of consumer loans to customers, including personal lines of credit, credit and debit cards, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, management of commercial banking customers often work with the same loan officer who handles their commercial banking relationship.

     Direct financing leases. The Company, through its equipment leasing subsidiary, Colorado Business Leasing, Inc. ("CBL"), provides lease financing as a complement to its other lending services. These leases are structured as either operating or direct financing leases, with the Company retaining title to the leased assets as security for payment. Only direct financing leases are included in the Company's loan and lease portfolio. Operating leases are reported as investment in operating leases. Although the leasing program acts as a stand-alone product, it offers the opportunity to introduce leasing customers to other products and services offered by the Bank.

Nonperforming Assets

     The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. The following table sets forth information with respect to these assets at the dates indicated.

                                                                                        At December 31,
                                                                     ---------------------------------------------------------
                                                                       1998       1997       1996         1995         1994
                                                                     -------     -------    -------      -------      --------
                                                                                    (Dollars in thousands)
Nonperforming loans and leases:
       Loans and leases 90 days or more delinquent and still
          accruing interest.....................................     $     4     $     -    $     -      $     -      $    21
       Nonaccrual loans and leases..............................         125         470        234            -          334
       Restructured loans and leases............................         338         341        348          616          521
                                                                     -------     -------    -------      -------      -------
             Total nonperforming loans and leases...............         467         811        582          616          876
Real estate acquired by foreclosure.............................           -           -        109          310          384
                                                                     -------     -------    -------      -------      -------
             Total nonperforming assets.........................     $   467     $   811    $   691      $   926      $ 1,260
                                                                     =======     =======    =======      =======      =======
Allowance for loan and lease losses.............................     $ 3,271     $ 2,248    $ 1,660      $ 1,392      $ 1,181
                                                                     =======     =======    =======      =======      =======
Ratio of nonperforming assets to total assets...................        0.13%       0.31%      0.36%        0.58%        0.87%
Ratio of nonperforming loans and leases to total loans and
       leases...................................................        0.21        0.49       0.52         0.69         1.23
Ratio of allowance for loan and lease losses to total loans and
       leases...................................................        1.44        1.35       1.48         1.57         1.65
Ratio of allowance for loan and lease losses to nonperforming
       loans and leases.........................................      700.43      277.19     285.22       225.97       135.00

     Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due. When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings.

     Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

     The additional interest income that would have been recognized for the years ended December 31, 1998 and December 31, 1997 if the Company's nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in the Company's net income for such periods, was not material.

     Real estate acquired by foreclosure includes deeds acquired under agreements with delinquent borrowers. Real estate acquired by foreclosure is appraised annually and is carried at the lesser of (i) fair market value less anticipated closing costs or (ii) the balance of the related loan. As of December 31, 1998, the Company did not own any real estate acquired in foreclosure proceedings or under agreements with delinquent borrowers.

     Potential Problem Loans and Leases. A potential problem loan or lease is one where management has serious doubts about the borrower's future performance
under the terms of the loan or lease contract.   These loans and leases are
current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. Management monitors these loans and leases closely to protect the Company. However, further deterioration may result in the loan or lease being classified as nonperforming. At December 31, 1998, the Company held 23 loans and leases considered by management to be potential problem loans or leases with principal totaling approximately $5.0 million. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

Analysis of Allowance for Loan and Lease Losses

     The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The allowance for loan and lease losses is maintained at a level considered adequate to provide for anticipated loan and lease losses, based on various factors affecting the loan and lease portfolio, including a review of problem loans and leases, business conditions, historical loss experience, evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans and leases charged off, net of recoveries.

     The following table sets forth information regarding changes in the Company's allowance for loan and lease losses for the periods indicated.

                                                                   For the year ended December 31,
                                               ------------------------------------------------------------------
                                                 1998             1997         1996         1995          1994
                                               --------         -------      -------       -------       -------
                                                                       (Dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period..............$  2,248       $   1,660     $  1,392      $  1,181      $  1,085
                                               --------       ---------      -------       -------       -------
Charge-offs:
       Commercial..............................     200             356          275            27            76
       Real estate - mortgage..................       -               -            -             -             -
       Real estate - construction..............       -               -           47             -             -
       Consumer................................      32              38            6            18            20
       Direct financing leases.................       4               -            -             -             -
                                               --------       ---------      -------       -------       -------
            Total charge-offs..................     236             394          328            45            96
                                               --------       ---------      -------       -------       -------
Recoveries:
       Commercial..............................      66               6           61            10            81
       Real estate - mortgage..................       -               -            -             -             -
       Real estate - construction..............       -               -           39             -             -
       Consumer................................       5              27            3             3             6
       Direct financing leases.................       -               -            -             -             -
                                               --------       ---------      -------       -------       -------
            Total recoveries...................      71              33          103            13            87
                                               --------       ---------      -------       -------       -------
Net charge-offs................................    (165)           (361)        (225)          (32)           (9)
Provisions for loan and lease losses
    charged to operations......................   1,188             949          493           243           105
                                               --------       ---------      -------       -------       -------
Balance of allowance for loan and lease
    losses at end of period....................$  3,271       $   2,248     $  1,660      $  1,392      $  1,181
                                               ========       =========      =======       =======       =======
Ratio of net charge-offs to average
    loans and leases...........................  ( .08%)         ( .26%)      ( .23%)       ( .04%)       ( .01%)
Average loans and leases outstanding during
    the period.................................$197,851       $138,787      $ 98,075      $ 77,194      $ 65,833
                                               ========       =========      =======       =======       =======

     The Company's lending personnel are responsible for continuous monitoring of the quality of the loan and lease portfolio. The loan and lease portfolio is monitored regularly by a loan review officer who reports directly to the Audit Committee of the Bank's Board of Directors. In addition, the Bank's Board of Directors reviews monthly reports of delinquent and potential problem loans. These reviews assist in the identification of potential and probable losses and also in the determination of the level of the allowance for loan and lease losses. The allowance for loan and lease losses is based primarily on management's estimates of possible loan and lease losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted in the future, depending on economic conditions and changing portfolio performance. At December 31, 1998, the allowance for loan and lease losses equaled 1.44% of total loans and leases.

     Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan and lease losses.
The Company believes that its allowance for loan and lease losses is adequate to cover anticipated loan and lease losses. However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank's loan and lease portfolios in the future, may request the Bank to increase such allowance. Either of these events could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan and lease losses will not exceed its allowance for loan and lease losses.

     Additions to the allowance for loan and lease losses, which are charged as expenses on the Company's income statement, are made periodically to maintain the allowance at the appropriate level, based on management's analysis of the potential risk in the loan and lease portfolio. The allowance for loan and lease losses is reduced by loans and leases charged off, net of amounts recovered from such loans and leases. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period and current and anticipated economic conditions.

     The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular loans or leases. The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans or leases for which no specific allocation has been estimated and for the possible risk in the remainder of the loan and lease portfolio. Management believes that any allocation of the allowance into categories lends an appearance of precision that does not exist. The allocation table should not be interpreted as an indication of the specific amounts, by loan or lease classification, to be charged to the allowance. Management believes that the table is a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan and lease loss ratios to both internally classified loans and leases and the portfolio as a whole in determining the allocation. The allowance is utilized as a single unallocated allowance available for all loans and leases.


                                                       For the year ended December 31,
            ------------------------------------------------------------------------------------------------------------------------
                    1998                     1997                     1996                    1995                  1994
            ----------------------- ------------------------ ----------------------- ----------------------- -----------------------
                        % of total               % of total              % of total              % of total              % of total
            Amount of   gross loans Amount of    gross loans Amount of   gross loans Amount of   gross loans Amount of   gross loans
            Allowance   and leases  Allowance    and leases  Allowance   and leases  Allowance   and leases  Allowance   and leases
            ---------   ----------- ---------    ----------- ---------   ----------- ---------   ----------- ---------   -----------
                                                            (Dollars in thousands)
Commercial..$  832          46.2%    $ 811          47.0%     $ 510          52.2%    $ 527          39.6%    $ 402          40.7%
Real
 estate -
 mortgage...   522          25.1%      296          24.2%       189          21.8%      151          35.4%      129          30.7%
Real
 estate -
 construct-
  ion.......   508          15.1%      318          16.7%       237          17.0%      233          16.4%      398          21.6%
Consumer....    99           7.5%       73           7.0%        51           7.4%       49           7.2%       36           4.9%
Direct
 financing
 leases.....   243           6.1%        -           5.1%         -           1.6%        -           1.4%        -           2.1%
Unallocated. 1,067           0.0%      750           0.0%       673           0.0%      433           0.0%      216           0.0%
             -----         -----    ------         -----     ------         -----    ------         -----    ------         -----
     Total..$3,271         100.0%  $ 2,248         100.0%   $ 1,660         100.0%  $ 1,393         100.0%  $ 1,181         100.0%
             =====         =====    ======         =====     ======         =====    ======         =====    ======         =====

Investments

     The Company's investment portfolio is comprised of A-rated or better securities, with the majority of the portfolio either maturing or repricing within a one- to five-year period. The Company's practice is to purchase U.S. Treasury and U.S. Government Agency securities exclusively. The primary factors considered in the overall management of the securities portfolio are liquidity, yield, volatility, asset/liability management and the ability to pledge securities for public deposits. Since November 1994, the Company has selected primarily mortgage-backed securities that reprice annually. The Company's investment strategies are reviewed at the quarterly meetings of the Asset and Liability Management Committee.

     The Company's mortgage-backed securities are typically classified as available for sale. The Company's goals with respect to its securities portfolio are to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements and (iv) complement asset/liability management strategies.

     The following table sets forth the book value of the securities in the Company's investment portfolio by type at the dates indicated.


                                                                               At December 31,
                                                                  -------------------------------------
                                                                     1998          1997          1996
                                                                  --------        -------      --------
                                                                              (In thousands)
U.S. Treasury and U.S. government agency securities.......        $ 17,764        $ 7,009      $ 15,822
Mortgage-backed securities................................          87,104         48,354        38,611
State and municipal bonds.................................             965          1,198         1,919
Federal Reserve and FHLB stock............................           1,961          2,012         1,054
Other investments.........................................             143            211           165
                                                                  --------        -------       -------
      Total...............................................       $ 107,937       $ 58,784      $ 57,571
                                                                  ========        =======       =======

     The following table sets forth the book value, maturity and approximate yield of the securities in the Company's investment portfolio at December 31, 1998.

                                                             Maturity
                        -----------------------------------------------------------------------------------
                            Within 1 year        1 - 5 years          5 - 10 years         Over 10 years       Total book value
                        -------------------- --------------------  ------------------  --------------------  ---------------------
                        Amount     Yield (1)  Amount    Yield (1)  Amount   Yield (1)   Amount    Yield (1)   Amount     Yield (1)
                        -------   ---------- -------    ---------  ------   ---------  -------    ---------  -------     ---------
                                                               (Dollars in thousands)
U.S. Treasury and U.S.
      government agency
      securities....... $ 4,006    5.47%     $ 3,956      4.62%      $ -         -    $ 9,802      6.28%    $ 17,764       5.73%
Mortgage-backed
      securities (2)...  81,188    5.89%       5,916      6.06%        -         -          -         -       87,104       5.90%
State and municipal
      bonds............     445    7.04%         520      7.06%        -         -          -         -          965       7.05%
Federal Reserve and
      FHLB stock.......       -       -            -         -         -         -      1,961      7.00%       1,961       7.00%
Other investments......       -       -            -         -         -         -        143      0.00%         143       0.00%
                        -------              -------                 ---              -------               --------
           Total....... $85,639    5.87%     $10,392      5.56%      $ -      0.00%   $11,906      6.32%    $107,937       5.89%
                        =======              =======                 ===              =======               ========

(1) Yields do not include adjustments for tax-exempt interest, because the amount of such interest is not material.
(2) Mortgage-backed securities are generally one year or less adjustable rate securities.

Deposits

     The Company's primary source of funds has historically been customer deposits. The Company offers a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. At December 31, 1998, $95.2 million, or 34.9%, of the Company's deposits were noninterest-bearing deposits. The Company believes that it receives a large amount of noninterest-bearing deposits because it provides customers with the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in banking regulations would allow for the payment of interest on commercial accounts, there can be no assurance that the Company will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and its desire to increase or decrease certain types of maturities or deposits. The Company has not actively sought brokered deposits and does not currently intend to do so. The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                     For the year ended December 31,
                                            --------------------------------------------------------------------------------
                                                    1998                       1997                        1996
                                            -------------------------   ------------------------   -------------------------
                                                         Weighted                   Weighted                   Weighted
                                            Average       average       Average      average       Average      average
                                            Balance     interest rate   Balance    interest rate   Balance    interest rate
                                            --------    -------------   --------   -------------   --------   --------------
                                                                     (Dollars in thousands)

NOW and money market accounts.............. $ 85,558      3.31%         $ 66,222      3.23%        $ 63,037     3.09%
Savings....................................    6,227      2.59%            5,780      2.63%           5,669     2.65%
Certificates of deposit under $100,000......  21,507      5.42%           16,942      5.18%           9,872     4.51%
Certificates of deposit $100,000 and over...  47,453      5.60%           35,936      5.80%          26,227     5.53%
                                             -------                     -------                    -------
       Total interest-bearing deposits...... 160,745      4.24%          124,880      4.21%         104,805     3.81%
Noninterest-bearing demand deposits.........  76,223      -               54,706      -              41,070     -
       Total deposits.......................$236,968      2.87%         $179,586      2.93%        $145,875     2.74%
                                             =======                     =======                    =======

     The following table sets forth the amount and maturity of CDs that had balances of more than $100,000 at December 31, 1998.

                                                    At December 31,
                                                         1998
                                                ---------------------
Remaining Maturity                              (Dollars in Thousands)

Less than three months......................          $ 20,190
Three months up to six months...............            10,981
Six months up to one year...................             4,750
One year and over...........................             6,241
                                                        ------
        Total...............................          $ 42,162
                                                        ======

Short-Term Borrowings

     The Company's short-term borrowings include federal funds purchased and securities sold under agreements to repurchase, which generally mature within 60 days. The following table sets forth information relating to the Company's short-term borrowings.

                                                                                    At or for the year
                                                                                    ended December 31,
                                                                        ---------------------------------------
                                                                           1998           1997            1996
                                                                        --------       --------         -------
                                                                                  (Dollars in Thousands)
Federal funds purchased......................................           $  3,500           -            $ 6,226
Weighted average interest rate at period end.................               5.06%          -               5.87%
Securities sold under agreement to repurchase................           $ 24,956       $ 13,024         $ 3,422
Weighted average interest rate at period end.................               3.31%          4.58%           4.89%
Maximum borrowings outstanding at any month end during the
       period................................................           $ 39,291       $ 25,251        $ 11,990
Average borrowings outstanding for the period................           $ 23,766       $ 17,602         $ 7,323
Weighted average interest rate for the period................               4.90%          5.21%           5.92%

Competition

     The banking business in the Denver metropolitan area is highly competitive and is currently dominated by a number of large regional financial institutions, including Norwest Corporation, U.S. Bancorp, Inc. (formerly First Bank System), Banc One Corporation, Zions Bancorporation, KeyCorp and Wells Fargo & Company. In addition to these regional banks, there are a number of community banks that operate in the area, including, Guaranty Bank and Trust Company, Colorado State Bank & Trust, First Bank Holding Company of Colorado and Union Bank and Trust. The Company competes for loans and deposits with other commercial banks (including those listed above), savings and loan associations, finance companies, credit unions and mortgage bankers. In addition to the traditional financial institutions, the Company also competes for loans with brokerage and investment banking companies, nonfinancial institutions, including retail stores that maintain their own credit programs, and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, the Company also faces significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

     By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, many of the Company's competitors have substantially greater capital resources and lending limits than the Company and perform other functions that the Company offers only through correspondents. Interstate banking is permitted in Colorado, and, since January 1, 1997, unlimited state-wide branch banking is permitted. As a result, the Company may experience greater competition in its primary service areas. The Company's business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking industry to engage in other lines of business. The enactment of such legislation could put the Company at a competitive disadvantage because it may not have the capital to participate in other lines of business to the same extent as more highly capitalized bank holding companies.

Employees

     As of December 31, 1998, the Company had 136 employees, including 129 full-time employees. No Company employee is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.


Supervision and Regulation

     The Company and the Bank are extensively regulated under federal and Colorado law. These laws and regulations are primarily intended to protect depositors and federal deposit insurance funds, not shareholders of the Company. The following information summarizes certain material statutes and regulations affecting the Company and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of the Company and the Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

     The Holding Company

     General. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file an annual report with the FRB and such other reports as the FRB may require pursuant to the BHCA.

     Acquisitions. As a bank holding company, the Company is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the "CRA"). See "-- The Bank -- Community Reinvestment Act" below.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "1994 Act"), which became effective September 29, 1995, displaces state laws governing interstate bank acquisitions. Under the 1994 Act, a bank holding company can acquire a bank outside of its home state without regard to local law. Thus, an out-of-state holding company could acquire the Bank, and the Company could acquire a bank outside of Colorado.

     All acquisitions pursuant to the 1994 Act require regulatory approval. In reviewing applications under the 1994 Act, an applicant's record under the CRA must be considered, and a determination must be made that the transaction will not result in any violations of federal or state antitrust laws. In addition, there is a limit of 25% on the amount of deposits in insured depository institutions in Colorado that can be controlled by any bank or bank holding company.

     The 1994 Act also permits bank subsidiaries of a bank holding company to act as agents for affiliated institutions by receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans. As a result, a relatively small Colorado bank owned by an out-of-state holding company could make available to customers in Colorado some of the services of a larger affiliated institution located in another state.

     Permissible Activities. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, a non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified certain non-banking activities in which a bank holding company may engage without notice or prior approval of the FRB.

     Capital Adequacy. The FRB monitors, on a consolidated basis, the capital adequacy of bank holding companies that have total assets in excess of $150 million by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company's Tier 1 capital divided by its average total consolidated assets. The minimum required leverage ratio for top-rated bank holding companies is 3%, but most companies are required to maintain an additional cushion of at least 100 to 200 basis points.

     The table below sets forth the Company's ratios at December 31, 1998 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

                                                   At December 31, 1998
                                                  ----------------------
                                                                Minimum
Ratio                                             Actual        Required
                                                  ----------------------
Total capital to risk-weighted assets.......      13.9%           8.0%
Tier I capital to risk-weighted assets......      12.6%           4.0%
Tier I leverage ratio.......................       9.8%           4.0%

     Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), the Company could be required to guarantee the capital restoration plan of the Bank, should the Bank become "undercapitalized," as defined in the FDICIA and the regulations thereunder.
See "-- The Bank -- Capital Adequacy." The Company's maximum liability under any such guarantee would be the lesser of 5% of the Bank's total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that bank holding companies are subject to the "source of strength doctrine," which requires bank holding companies to serve as a source of "financial and managerial" strength to their subsidiary banks.

     The FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, the FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons, if the institution would be undercapitalized after any such distribution or payment.

     The Bank

     General. The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC (the "FDIC"), and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the FDIC. Pursuant to such regulation, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB's supervisory authority over the Company can also affect the Bank.

     Branching. The Colorado Revised Statutes were amended in 1991 to phase in open branching over a six-year period. Colorado law also provides a phase-in schedule for the conversion of an affiliate bank into a branch bank. Banks desiring to establish a de novo branch bank have been allowed to do so since January 1, 1993, though only one branch bank could initially be created. Since January 1, 1997, no limitations are placed on the number of branches a bank may establish, and any bank which has had its charter approved or conditionally or preliminarily approved on or after April 1, 1991, may, upon 30 days' written notice to the Colorado banking board or banking commissioner, be converted to a branch of any bank.

     Community Reinvestment Act. The CRA requires the Bank to adequately meet the credit needs of the communities in which it operates. The CRA allows regulators to reject an applicant seeking, among other things, to make an acquisition or establish a branch, unless it has performed satisfactorily under the CRA. Federal regulators regularly conduct examinations to assess the performance of financial institutions under the CRA. In its most recent CRA examination, the Bank received a satisfactory rating.

     Transactions with Affiliates. The Bank is subject to Section 23A of the Federal Reserve Act, which limits the amount of loans to, investments in, and certain other transactions with, affiliates of the Bank, requires certain levels of collateral for such loans or transactions, and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company. If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions, except as to "low quality" assets, as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices. In addition, Section 23A generally limits transactions with affiliates of the Bank to 10% of the Bank's capital and surplus and generally limits all transactions with affiliates to 20% of the Bank's capital and surplus.

     Section 23B of the Federal Reserve Act requires that certain transactions between the Bank and any non-bank affiliate must be on substantially the same terms, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with, or involving, non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The aggregate amount of the Bank's loans to its officers, directors and principal shareholders (or their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

     A violation of the restrictions of Section 23A or Section 23B of the Federal Reserve Act may result in the assessment of civil monetary penalties against the Bank, or a person participating in the conduct of the affairs of the Bank or the imposition of an order to cease and desist.

     Dividend Restrictions. Dividends paid by the Bank are expected to provide substantially all of the Company's cash flow. The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." See "-- The Bank -- Capital Adequacy."

     Examinations. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

     Capital Adequacy. Federal regulations establish minimum requirements for the capital adequacy of depository institutions that are generally the same as those established for bank holding companies. See "-- The Holding Company -- Capital Adequacy." Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance and the appointment of a receiver, and may also be subject to significant operating restrictions pursuant to regulations promulgated under the FDICIA. See "-- The Holding Company -- Support of Banks."

     The following table sets forth the capital ratios of the Bank at December 31, 1998.

                                             At December 31, 1998
                                             --------------------
                                                         Minimum
Ratio                                         Actual    Required
                                             --------------------
Total capital to risk-weighted assets.......  13.6%        8.0%
Tier I capital to risk-weighted assets......  12.3%        4.0%
Tier I leverage ratio.......................   9.1%        4.0%

     Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4% or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, as of December 31, 1998, the Bank was well capitalized, which classification places no significant restrictions on the Bank's activities.

     Internal Operating Requirements. Federal regulations promote the safety and soundness of individual institutions by specifically addressing, among other things: (1) internal controls, information systems and internal audit systems;
(2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; and (6) compensation and benefit standards for management officials.

     Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate. The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate for its size and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which are equal to or higher than the loan to value limitations established by the Company.

     Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution's capital ratios and, in part, on factors that the FDIC deems relevant to determine the risk of loss to the FDIC. Assessment rates range from $0 to $0.27 per $100. The Bank currently does not pay an assessment rate on insured deposits. This classification for determination of assessment rate may be reviewed semi-annually.

     Restrictions on Loans to One Borrower. Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan and lease losses. The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank's lending limits.

     Changing Regulatory Structure

     Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry. The FRB, OCC and FDIC all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions. Moreover, the authority of these agencies has expanded in recent years, and the agencies have not yet fully tested the limits of their powers.

     The laws and regulations affecting banks and bank holding companies have changed significantly in recent years, and there is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. In particular, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking industry to engage in other lines of business. The enactment of such legislation could put the Company at a competitive disadvantage because it may not have the capital to participate in other lines of business to the same extent as more highly capitalized bank
holding companies.    The Company cannot predict whether any of these proposals
will be adopted or, if adopted, how these proposals would affect the Company.

     Monetary Policy

     The Monetary policy of the FRB has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. FRB monetary policies have materially affected the operations of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

Item 2.  Description of Property

     The Company's executive offices are located at 821 Seventeenth Street, Denver, Colorado 80202. The Company leases its executive offices from Kesef, LLC ("Kesef"), an entity owned by certain directors of the Company and the Bank. See "Certain Relationships and Related Transactions" under Item 12 of Part III. The term of the lease is anticipated to expire in 2009. The Company also leases facilities for each of its other banking locations. The address of the Boulder location is 1900 Fifteenth Street, Boulder, Colorado 80302, and the lease term expires in September 2000. The address of the West Metro location is 15710 West Colfax Avenue, Golden, Colorado 80401, and the term of its lease expires in November 2004. The address of the Denver Technological Center location is 8400 East Prentice Avenue, Englewood, Colorado 80111, and the lease term expires in August 2004. The addresses of the two Littleton locations are 101 West Mineral Avenue, Littleton, Colorado 80120 and 2409 West Main Street, Littleton, Colorado 80120, and their lease terms expire in December 2000 and January 2004, respectively.

     All leased properties are considered in good operating condition and are believed adequate for the Company's present and foreseeable future operations. The Company does not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.


Item 3.  Legal Proceedings

     Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to the Company's business are brought against, or by, the Company. The Company believes that the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.



                                    PART II

Item 5. Market for Common Equity and Related Stockholder's Matters

     The Common Stock of the Company is traded on the Nasdaq Stock Market under the ticker symbol "COBZ". At March 15, 1999, there were 133 stockholders of record of the Company's Common Stock, and the Company estimates, based upon information provided by brokers, that it has in excess of 1,730 beneficial owners of its Common Stock. Prior to June 18, 1998, there was no public market for the Company's Common Stock.

     The Company's policy is to retain its earnings to support the growth of its business. Since the Acquisition, the Board of Directors of the Company has not declared cash dividends on the Common Stock and does not plan to do so in the foreseeable future. The ability of the Company to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings. See "Supervision and Regulation -- The Bank -- Dividend Restrictions" included under Item 1 of Part I.

     The following table presents the range of high and low closing sale prices of the Company's Common Stock for each quarter since the Company's initial public offering of its Common Stock in June 1998 (the "IPO") as reported by the Nasdaq Stock Market.

                                                     1998
                                     ---------------------------------
                                       Fourth       Third       Second
                                       Quarter     Quarter     Quarter
                                     ---------------------------------
Common Stock sale price:
        High....................     $      13    $    16   $     16
        Low.....................       10 3/16     12 3/8         12

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company was acquired by a group of private investors in September 1994 for a purchase price of approximately $17.4 million. The purchase price was financed, in part, by a loan obtained by the Company in the amount of $10.5 million from American National Bank and Trust Company ("ANB"). In connection with the Acquisition, the Company recorded (i) a deposit intangible valued at $352,000, which was amortized over a three-year period, and (ii) goodwill of $6.4 million, which is being amortized over a 15-year period. The amortization of these assets adversely affects the Company's net income, although it has no effect on its cash flow.

    In March 1997, the Company completed a private placement of shares of Common Stock for an aggregate of approximately $4.0 million, which was used to fund the Company's continuing growth. The capital raised in this transaction was provided primarily by certain Colorado-based investors who have played a significant role in the growth of the Company by providing deposits and loan opportunities, both directly and indirectly through referrals. In April 1997, the Company increased its regulatory capital by converting $1.5 million of its outstanding indebtedness to ANB into Preferred Stock.

    In June 1998, the Company completed the IPO of its Common Stock. A total of 1,610,000 shares of common stock were sold by the Company at $12.00 per share yielding net proceeds of $17.5 million, after deducting underwriting and other expenses. Portions of the proceeds from the offering were used to retire $7.25 million of outstanding indebtedness to ANB and $1.5 million of the Company's cumulative preferred stock. The balance of the proceeds, $8.8 million, was
contributed to the capital of the bank.   The IPO further bolstered the
Company's risk based capital position. See "Supervision and Regulation -- The Holding Company -- Capital Adequacy" included under Item 1 of Part I.

    From December 31, 1994 to December 31, 1998, the Company's shareholders' equity (excluding preferred stock) increased 348.2%, from $8.3 million to $37.2 million (including $4.0 million of additional capital raised in the March 1997 private placement, and $17.5 raised in the IPO in June 1998). During that same time period, the Company's outstanding loans and leases increased 210.6%, from $71.9 million to $223.3 million. This increase has primarily been the result of the Company's focus on local relationship banking and commercial lending to small- and medium-sized businesses. In addition, the Company has emphasized building and maintaining asset quality through its credit underwriting and monitoring process. See "Business -- Lending Activities" included under Item 1 of Part I. Nonperforming assets have ranged from 0.13% to 0.87% of total assets during this period. While the Company has maintained asset quality, it has continued to build its allowance for loan and lease losses. The Company's allowance for loan and lease losses increased 175.0%, from $1.2 million as of December 31, 1994 to $3.3 million as of December 31, 1998 to maintain strong reserve coverage of the Company's growing loan and lease portfolio.

    In March 1996, the Company formed CBL, an equipment leasing subsidiary. The Company owns an 80% interest in CBL and CBL's management owns the remaining 20%. Prior to April 1, 1998, the Bank purchased all leases originated by CBL and, accordingly, assumed all credit risk associated with such leases. The Bank paid a servicing fee to CBL for each lease, and customers sometimes paid additional origination fees directly to CBL. As of April 1, 1998, the Company and CBL restructured their relationship so that all leases are held by CBL, with the Bank providing CBL a line of credit to fund the purchase of leased equipment. The Company believes that the restructuring will not have a material effect on its consolidated financial statements.

    The Company's management has focused on developing an organization with personnel, management systems and products that will allow it to compete effectively and position it for growth. The cost of this process relative to the Company's size has been high. In addition, the Company has operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of noninterest expense have adversely affected the Company's earnings over the past several years. Salaries and employee benefits comprised most of this overhead category, but the Company believes that its compensation levels have allowed it to recruit and retain a highly qualified management team capable of implementing its business strategies. The Company believes that its compensation policies, which include the granting of options to purchase Common Stock to many employees, have highly motivated its employees and have enhanced its ability to maintain customer loyalty and generate earnings. While the Company will continue to add personnel to lead new growth initiatives, including middle management, it believes that its senior management and systems infrastructure are adequate to support its anticipated growth without incurring proportionate increases in general, administrative and other noninterest expenses.

    This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on pages 33 through 59 of this report. For a description of the Company's accounting policies, see
Note 1 of Notes to Consolidated Financial Statements.

Net Interest Income

     The largest component of the Company's net income is its net interest income. Net interest income is the difference between interest income, principally from loans, leases and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     The following table presents, for the periods indicated, certain information related to the Company's average asset and liability structure and it's average yields on assets and average costs of liabilities.


                                                1998                            1997                           1996
                                 -------------------------------------------------------------------------------------------------
                                              Interest     Average             Interest     Average           Interest     Average
                                   Average     earned       yield   Average     earned       yield   Average   earned       yield
                                   balance    or paid      or cost  balance    or paid      or cost  balance  or paid      or cost
                                 ---------    -------      ------  --------    -------      ------  --------  -------       ------
                                                                    (Dollars in thousands)
ASSETS:
Federal funds sold.............  $   2,588    $   135        5.22% $  5,204    $   360        6.92% $  2,633  $   179         6.80%
Investment securities (1) .....     70,525      4,124        5.85%   59,602      3,616        6.07%   54,397    3,415         6.28%
Loans and leases (2)...........    197,851     19,640        9.93%  138,787     14,171       10.21%   98,075   10,117        10.32%
Allowance for loan and lease
 losses........................     (2,794)         -           -    (1,933)         -           -    (1,518)       -            -
                                 ---------    -------              --------    -------              --------  -------
    Total interest-earning
     assets....................    268,170     23,899        8.91%  201,660     18,147        9.00%  153,587   13,711         8.93%
Noninterest-earning assets:
    Cash and due from banks....     15,224                           12,810                            9,997
    Other......................     15,346                            9,758                            9,580
                                 ---------                         --------                         --------
           Total assets........  $ 298,740                         $224,228                         $173,164
                                 =========                         ========                         ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Deposits:
    NOW and money market
     accounts..................  $  85,558    $ 2,827        3.30% $ 66,222    $ 2,141        3.23% $ 63,037  $ 1,950         3.09%
    Savings....................      6,227        161        2.59%    5,780        152        2.63%    5,669      150         2.65%
    Certificates of deposit:
       Under $100,000..........     21,507      1,166        5.42%   16,942        877        5.18%    9,872      445         4.51%
       $100,000 and over.......     47,453      2,658        5.60%   35,936      2,083        5.80%   26,227    1,450         5.53%
                                 ---------    -------              --------    -------              --------  -------
    Total interest-bearing
     deposits..................    160,745      6,812        4.24%  124,880      5,253        4.21%  104,805    3,995         3.81%
Short-term borrowings:
    Securities and loans sold
     under agreements to
     repurchase and federal
     funds purchased...........     23,767      1,183        4.98%   15,059        751        4.99%    5,287      377         7.13%
    FHLB notes payable.........      4,626        281        6.07%    4,167        280        6.72%    1,073       68         6.34%
Long-term borrowings...........      3,678        301        8.18%    8,458        732        8.65%   10,417      883         8.48%
                                 ---------    -------              --------    -------              --------  -------
       Total interest-bearing
        liabilities............    192,816      8,577        4.45%  152,564      7,016        4.60%  121,582    5,323         4.38%
Noninterest-bearing demand
 accounts......................     76,223                           54,706                           41,070
                                 ---------                         --------                         --------
       Total deposits and
        interest-bearing
        liabilitities..........    269,039                          207,270                          162,652
Other noninterest-bearing
 liabilities...................      1,786                            1,606                              923
                                 ---------                         --------                         --------
           Total liabilities...    270,825                          208,876                          163,575
Shareholders' equity...........     27,915                           15,352                            9,589
       Total liabilities
        and shareholders'
        equity.................  $ 298,740                         $224,228                         $173,164
                                 =========                         ========                         ========
Net interest income............               $15,322                          $11,131                        $ 8,388
                                              =======                          =======                        =======
Net interest spread............                              4.46%                            4.40%                           4.55%
                                                             ====                             ====                            ====
Net interest margin............                              5.71%                            5.52%                           5.46%
                                                             ====                             ====                            ====
Ratio of average interest-
 bearing assets to average
 interest-bearing liabilities..     139.08%                          132.18%                          126.32%
                                 =========                         ========                         ========

(1) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(2) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

     The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.


                                                                                 Increase (Decrease)
                                                            ---------------------------     ---------------------------
                                                                   1998 vs. 1997                   1997 vs. 1996
                                                            ---------------------------     ---------------------------
                                                            Volume     Rate     Total       Volume    Rate      Total
                                                            -------    ------   -------     -------   ------    -------
                                                                                   (In thousands)
Interest-earning assets:
      Federal funds sold................................... $  (181)   $  (44)  $  (225)    $   176   $    5    $   181
      Investments..........................................     663      (155)      508         326     (125)       201
      Loans and leases.....................................   6,031      (562)    5,469       4,200     (146)     4,054
                                                            -------    ------   -------     -------   ------    -------
            Total interest-earning assets..................   6,513      (761)    5,752       4,702     (266)     4,436
                                                            -------    ------   -------     -------   ------    -------

Interest-bearing liabilities:
      NOW and money market accounts........................     624        62       686          99       92        191
      Savings..............................................      12        (3)        9           3       (1)         2
      Certificates of deposits:
          Under $100,000...................................     236        53       289         319      113        432
          $100,000 and over................................     668       (93)      575         537       96        633
Short-term borrowings:
      Securities and loans sold under agreements to
       repurchase and federal funds purchased..............     435        (3)      432         696     (322)       374
      FHLB notes payable...................................      31       (30)        1         197       15        212
Long-term borrowings.......................................    (414)      (17)     (431)       (166)      15       (151)
                                                            -------    ------   -------     -------   ------    -------
            Total interest-bearing liabilities.............   1,592       (31)    1,561       1,685        8      1,693
                                                            -------    ------   -------     -------   ------    -------
            Net increase (decrease) in net interest income. $ 4,921    $ (730)  $ 4,191     $ 3,017   $ (274)   $ 2,743
                                                            =======    ======   =======     =======   ======    =======




Asset/Liability Management

     The Company's results of operations depend significantly on net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of December 31, 1998, the Company's cumulative interest rate gap for the period of less than one year was a positive 6.46%. Therefore, assuming no change in the Company's gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. All amounts in the table are based on contractual pricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.


                                                       Estimated maturity or repricing at December 31, 1998
                                                -----------------------------------------------------------------
                                                               Three months
                                                  Less than    to less than     One to       Over
                                                 three months    one year      five years five years     Total
                                                ------------- --------------  ---------- ------------ -----------
                                                                        (Dollars in thousands)
Interest-earning assets:
    Fixed rate loans............................ $      5,491   $      7,465   $  64,013  $    23,843  $  100,812
    Floating rate loans.........................      110,769            207       1,021            -     111,997
    Lease financing.............................        1,059          3,417       9,265            -      13,741
    Investment securities held to maturity
       and available for sale...................       33,643         55,776      11,983        6,535     107,937
    Federal funds sold..........................            -              -           -            -           -
                                                ------------- --------------  ---------- ------------ -----------
         Total interest-earning assets.......... $    150,962   $     66,865   $  86,282  $    30,378  $  334,487
                                                ============= ==============  ========== ============ ===========

Interest-bearing liabilities:
    NOW and money market accounts............... $     20,662   $     61,653   $   7,807  $    11,332  $  101,454
    Savings.....................................          347            485       2,356        3,743       6,931
    Time deposits under $100,000................        9,608         10,905       6,798            -      27,311
    Time deposits $100,000 and over.............       20,190         15,731       6,241            -      42,162
    Federal funds purchased.....................        3,500              -           -            -       3,500
    Other interest-bearing liabilities..........       51,076              -           -            -      51,076
                                                ------------- --------------  ---------- ------------ -----------
         Total interest-bearing liabilities..... $    105,383   $     88,774   $  23,202  $    15,075  $  232,434
                                                ============= ==============  ========== ============ ===========
Interest rate gap............................... $     45,579   $    (21,909)  $  63,080  $    15,303  $  102,053
                                                ============= ==============  ========== ============ ===========
Cumulative interest rate gap.................... $     45,579   $     23,671   $  86,750  $   102,053
                                                ============= ==============  ========== ============
Cumulative interest rate gap to total assets....        12.43%          6.46%      23.67%       27.84%
                                                ============= ==============  ========== ============




     To manage these relationships, the Company evaluates the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. The Company's Asset and Liability Management Committee is responsible for establishing procedures that enable the Company to achieve its goals while adhering to prudent banking practices and existing loan and investment policies. The Company's policy is intended to control the exposure of its operations to changing interest rates by attempting to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generates the net interest margin that is least affected by interest rate changes.

     The Company has focused on maintaining balance between interest rate sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits that also mature or reprice over periods of twelve months or less.

     The following table presents, at December 31, 1998, loans and leases by maturity in each major category of the Company's portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.


                                                  At December 31, 1998
                               ------------------------------------------------------
                                 Less than       One to         Over
                                  one year     five years    five years      Total
                               --------------- ------------ ------------- -----------
                                                    (In thousands)
Commercial.....................      $ 59,280     $ 37,275      $  8,190     $104,745
Real estate - mortgage.........         8,017       31,713        17,211       56,941
Real estate - construction.....        29,420        4,537           253       34,210
Consumer.......................         6,922        8,706         1,285       16,913
Direct financing leases - net..         4,476        9,265             -       13,741
                               --------------- ------------ ------------- -----------
     Total loans and leases....      $108,115     $ 91,496      $ 26,939     $226,550
                               =============== ============ ============= ===========

     As of December 31, 1998, of the $118.4 million of loans and leases with maturities of one year or more, approximately $97.1 million were fixed rate loans and leases and $21.3 million were variable rate loans and leases.

Results of Operations

     The following table presents condensed statements of income for the Company for each of the years in the three-year period ended December 31, 1998.


                                                           Increase (Decrease)             Increase (Decrease)
                                                           -------------------             -------------------
                                                   1998     Amount         %      1997       Amount       %       1996
                                                 -------   -------       ----   -------      ------     ----    -------
                                                                         (Dollars in thousands)
Interest income.................................$ 23,899   $ 5,752       31.7%  $18,147    $ 4,436      32.4%   $13,711
Interest expense................................   8,577     1,561       22.2%    7,016      1,693      31.8%     5,323
                                                 -------   -------              -------    --------             -------
Net interest income before provision
 for loan and lease losses......................  15,322     4,191       37.7%   11,131      2,743      32.7%     8,388
Provision for loan and lease losses.............   1,188       239       25.2%      949        456      92.5%       493
                                                 -------   -------              -------    --------             -------
Net interest income after provision
 for loan and lease losses......................  14,134     3,952       38.8%   10,182      2,287      29.0%     7,895
Noninterest income..............................   4,246       943       28.5%    3,303      1,509      84.1%     1,794
Noninterest expense.............................  13,133     2,746       26.4%   10,387      2,560      32.7%     7,827
                                                 -------   -------              -------    --------             -------
Income before income taxes......................   5,247     2,149       69.4%    3,098      1,236      66.4%     1,862
Provision for income taxes......................   2,031       786       63.1%    1,245        483      63.4%       762
                                                 -------   -------              -------    --------             -------
Net income...................................... $ 3,216   $ 1,363       73.6%  $ 1,853    $   753      68.5%   $ 1,100
                                                 =======   =======              =======    ========             =======


     Overview. Net income was a record $3.2 million in 1998, compared to $1.9 million in 1997 and $1.1 million in 1996. This increase was primarily due to a $4.2 million increase in net interest income from 1997 to 1998. Return on average assets and return on average common equity were 1.08% and 11.80%, respectively, for 1998, compared with 0.83% and 12.21%, respectively, for 1997, and 0.64% and 11.47%, respectively, for 1996. Total assets increased to $366.6 million at December 31, 1998, a 38.8% increase from $264.1 million at December 31, 1997. Total assets at December 31, 1996 were $190.6 million. Strong loan production was responsible for much of this growth. Net loans and leases grew $59.2 million from 1998 to 1997, and $53.3 million from 1997 to 1996.

     Interest Income.  Interest income increased 31.7%, to $23.9 million in 1998
from $18.1 million in 1997.   Interest income for 1997 increased 32.4% from
1996. The 1998 interest income increase was due to an increase of $59.1 million in average loan and lease volume, which resulted in $5.5 million of additional interest income. The yield on average interest-earning assets was 8.91% for 1998, compared with 9.00% in 1997, and 8.93% in 1996. The drop in yield is attributed to a decreasing rate environment. On average, yields on investment securities decreased to 5.85% from 6.07% in 1997 and 6.28% in 1996. Yields on average loans and leases decreased to 9.93%, compared to 10.21% in 1997 and 10.32% in 1996.

     Interest Expense. Interest expense increased 22.2%, to $8.6 million in 1998 from $7.0 million in 1997. 1997 interest expense was $1.6 million higher than in 1996. The increases were primarily due to higher volumes of interest-bearing liabilities. 1998 average interest-bearing deposits and average interest-bearing liabilities grew by $35.9 million and $40.3 million, respectively, from 1997, while the cost of interest-bearing liabilities dropped to 4.45% from 4.60% during the same period. The volume increase resulted in $1.6 million of additional interest expense in 1998. The cost of interest-bearing liabilities was 4.38% in 1996.

     Provision for Loan and Lease Losses. The provision for loan and lease losses was $1,188,000 in 1998, compared to $949,000 in 1997 and $493,000 in
1996. This increase was due to the increase in total loans and leases outstanding, and was not reflective of a deterioration of credit quality. In 1998, the level of non-performing loans and net charge-offs declined from the previous two years. Net charge-offs were $165,000 in 1998, versus $361,000 in 1997 and $225,000 in 1996.

     Noninterest Income. Noninterest income increased 28.5%, to $4.2 million in 1998 from $3.3 million in 1997. Noninterest income was $1.8 million in 1996. Driving this increase was higher rental income associated with operating leases. Operating lease income was $2.4 million, $1.3 million and $0.3 million in 1998, 1997, and 1996, respectively. The Company believes that noninterest income has not grown at the same rate as loan and deposit volumes, in part because customers are provided the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. Although the use of compensating balances in lieu of fees decreases noninterest income, it increases the percentage of noninterest-bearing deposits. At December 31, 1998, 34.9% of deposits at the Bank were noninterest-bearing deposits.

     Noninterest Expense. Total operating expenses were $13.1 million in 1998, $10.4 million in 1997, and $7.8 million in 1996. Overall, noninterest expenses were up 26.4% from 1997. Of this increase, approximately $1.5 million was additional personnel costs and $0.7 million related to increased occupancy costs. The increases in expenses reflect the Company's on-going investment in personnel, technology, and office space needed to accommodate growth. In addition, $1.9 million of the noninterest expense incurred was related to depreciation expense from operating leases.


Effects of Inflation and Changing Prices

     The primary impact of inflation on the Company's operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as the Bank are monetary in nature. As a result, the impact of interest rates on a financial institution's performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.


Year 2000 Compliance

          General. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to correct any such programs or hardware could result in system failures or miscalculations causing disruptions of our operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities. We have determined that we will have to modify or replace portions of our information processing systems so that those systems will properly utilize dates beyond December 31, 1999. We plan to complete the modifications and replacements necessary to correct those systems prior to December 31, 1999. If such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on our future operating performance.

          State of Readiness. The Company is well underway with its "Year 2000 Program" efforts. The Company has a Year 2000 Committee that oversees issues relating to its Year 2000 Program. In June 1998, the Company converted to the Jack Henry System, a data processing system that provides the Company with the ability to deliver upgraded P.C. banking, a voice response system and check and document imaging. The Jack Henry System is designed to be year 2000 compliant. The renovation phase for other mission critical components was completed by December 31, 1998. Renovation for non-mission critical components is expected to be completed during the first quarter of 1999. The validation phase for mission critical components, including the Jack Henry System, will be completed in first quarter 1999 and for non-critical components by the end of second quarter 1999. The Company utilizes third party servicers for some of its information and data processing needs, and it is monitoring the progress of these entities in addressing the Year 2000 Issue. The Company expects, but cannot guarantee, that all of these third party servicers will be compliant during the second quarter of 1999. Validation of these third-party provided systems is expected to be completed during the second quarter of 1999. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers and security systems. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems in an effort to make them compliant during 1999.

          Costs. In order to achieve and confirm year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it has replaced, in the ordinary course of business, a substantial portion of its core banking systems during the past five years with year 2000 compliant software. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 Program has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $1.9 million, of which $429,000 has been incurred through December 31, 1998, including approximately $241,000 incurred in converting to the Jack Henry System. In addition, a significant portion of the Company's personal computers have been replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to have been $198,000, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

          Risks.   If the Company's mission-critical applications are not
compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, due to Year 2000 issues or any other reason. Although the Company has surveyed and is presently reviewing the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness, the Company cannot control or predict whether such customers' remediation efforts will be successful.

          Contingency Plans. The Company is in the process of developing business resumption plans for each significant business unit in the event that its remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans will outline the steps that will be taken to remediate the situation and minimize the effect on customers and losses to the Company. These plans are expected to be complete prior to the fourth quarter of 1999.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board recently issued Statement No. 133 ("Statement No. 133") "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, which becomes effective for periods beginning after June 15, 1999, requires business enterprises to recognize all derivatives as either assets or liabilities in their financial statements and to record such instruments at fair value. Any change in fair value of such derivatives are required to be recognized in the statement of income or comprehensive income in the period of change. Management does not anticipate that Statement No. 133 will have a significant impact on the Company's financial statements.


Item 7. Financial Statements

     Reference is made to the financial statements, the reports thereon, the notes thereto included at pages 33 through 59 of this Form 10-KSB, which financial statements, reports, notes and data are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions between the Company and its affiliates called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits.

*3.1  Amended and restated Articles of Incorporation of the Registrant.

*3.2  Amended and restated Bylaws of the Registrant.

*4.1  Form of Underwriters' Warrant issued by the Registrant to Dain
      Rauscher Wessels, a division of Dain Rauscher Incorporated, in connection with the Registrant's initial public offering.

*10.1 Colorado Business Bankshares, Inc. 1998 Stock Incentive Plan.

*10.2 Amended and Restated Colorado Business Bankshares, Inc. 1997 Incentive
      Stock Option Plan.

*10.3 Amended and Restated Colorado Business Bankshares, Inc. 1995 Incentive
      Stock Option Plan.

*10.4 Shareholders Agreement of Colorado Business Leasing, Inc., dated as of
      March 29, 1996, by and among The Women's Bank, N.A., Richard M. Hall, Jr., James F. Enssle, Andrea J. Johnson and Colorado Business Leasing, Inc.

+* 10.5 License Agreement, dated as of November 19, 1997, by and between
        Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+* 10.6 Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+* 10.7 Computer Software Maintenance Agreement, dated as of November 19,
        1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

*10.8 Employment Agreement, dated as of March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

*10.9 Employment Agreement, dated as of May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

*10.10 Employment Agreement, dated as of January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

*10.11 Employment Agreement, dated as of February 29, 1996, by and between Equitable Bankshares of Colorado, Inc. and Darrell J. Schulte.

*10.12 Employment Agreement, dated as of June 12, 1995, by and between Colorado Business Bankshares, Inc. and Charles E. Holmes.

*10.13 Employment Agreement, dated as of November 16, 1997, by and between Colorado Business Bankshares, Inc. and Andrew L. Bacon.

*10.14 Employment Agreement, dated as of October 1, 1997, by and between Colorado Business Bankshares, Inc. and K. Denise Albrecht.

*10.15 Employment Agreement, dated as of March 29, 1996, by and between Colorado Business Leasing, Inc. and Richard M. Hall, Jr.

*10.16 Employment Agreement, dated as of September 29, 1995, by and between Equitable Bankshares of Colorado, Inc. and Katherine H. Kaley.

*10.17 Employment Agreement, dated as of January 8, 1996, by and between Colorado Business Bankshares, Inc. and Robert J. Ostertag.

*10.18 Retail Lease, dated as of April 1, 1991, by and between Southbridge
       Plaza, L.P. and Equitable Bank of Littleton, N.A.

*10.19 First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business Bank, N.A., formerly known as Equitable Bank of Littleton, N.A.

*10.20 Office Lease, dated as of December 2, 1996, by and between Elliott
       Kiowa, Inc. and Colorado Business Bank, N.A.

*10.21 Lease, dated as of December 1, 1997, by and between Spencer Enterprises and Colorado Business Bank, N.A.

*10.22 Office Building Lease, dated as of July 19, 1995, by and between
       Chrisman, Bynum & Johnson P.C. and Equitable Bank of Littleton.

*10.23 Office Lease, dated as of February 23, 1996, by and between Colorado Business Leasing, Inc. and Denver Place Associates Limited Partnership.

**10.24 Lease Agreement between Kesef, LLC and Colorado Business Bankshares,
        Inc.

**10.25 Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado Business
        Bank of Boulder National Association

**10.26 Office Building Lease between Hanover Resources Inc. and Colorado
        Business Bank, N.A.

**10.27 Employment Agreement between Colorado Business Bankshares, Inc. and
        Kevin G. Quinn

*21.1   List of subsidiaries.

27.1    Financial Data Schedule.

____________

* Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-50037).

** Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter September 30, 1998, as filed on November 13, 1998.

+ Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1999

                                    Colorado Business Bankshares, Inc.
                                    By:  /s/ Steven Bangert
                                       --------------------------------
                                            Steven Bangert
                                     Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                      Title:                                 Date:


/s/  Steven Bangert             Chairman of the Board and
------------------------------- Chief Executive Officer           March 29, 1999
Steven Bangert


/s/  Jonathan C. Lorenz         Vice Chairman of the Board
------------------------------- and President                     March 29, 1999
Jonathan C. Lorenz


/s/  Richard J. Dalton          Executive Vice President and
------------------------------- Chief Financial Officer           March 29, 1999
Richard J. Dalton


/s/  Lyne B. Andrich            Vice President and Controller     March 29, 1999
-------------------------------
Lyne B. Andrich


/s/  Mark S. Kipnis             Director                          March 29, 1999
-------------------------------
Mark S. Kipnis


/s/  Noel N. Rothman
------------------------------- Director                          March 29, 1999
Noel N. Rothman


/s/  Howard R. Ross
------------------------------- Director                          March 29, 1999
Howard R. Ross


/s/  Michael B. Burgamy         Director                          March 29, 1999
-------------------------------
Michael B. Burgamy


/s/  Timothy J. Travis          Director                          March 29, 1999
-------------------------------
Timothy J. Travis

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Colorado Business Bankshares, Inc.
Denver, Colorado

We have audited the accompanying consolidated statements of condition of Colorado Business Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 26, 1999
Denver, Colorado

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                    1998                1997

Cash and due from banks                                                                $ 20,058,000       $ 15,075,000

Federal funds sold                                                                                -         12,700,000
                                                                                      -------------       ------------
       Total cash and cash equivalents                                                   20,058,000         27,775,000
                                                                                      -------------       ------------

Investment securities available for sale (cost of $95,994,000
  and $41,456,000, respectively)                                                         96,463,000         41,630,000

Investment securities held to maturity (fair value of $9,481,000
  and $15,189,000, respectively)                                                          9,370,000         14,931,000

Other investments                                                                         2,104,000          2,223,000
                                                                                      -------------       ------------
       Total investments                                                                107,937,000         58,784,000
                                                                                      -------------       ------------

Loans and leases, net                                                                   223,279,000        164,091,000

Excess of cost over fair value of net assets acquired, net                                4,682,000          5,116,000

Investment in operating leases                                                            4,180,000          3,297,000

Premises and equipment, net                                                               2,884,000          1,266,000

Accrued interest receivable                                                               1,597,000          1,331,000

Deferred income taxes                                                                       934,000            777,000

Other                                                                                       999,000          1,622,000

                                                                                      -------------       ------------
TOTAL ASSETS                                                                          $ 366,550,000       $264,059,000
                                                                                      =============       ============

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1998                1997

LIABILITIES:
  Deposits:
    Demand                                                                             $ 95,169,000        $ 69,069,000
    NOW and money market                                                                101,455,000          75,164,000
    Savings                                                                               6,931,000           5,971,000
    Certificates of deposit                                                              69,473,000          70,854,000
                                                                                       ------------        ------------
      Total deposits                                                                    273,028,000         221,058,000

  Federal funds purchased                                                                 3,500,000                   -
  Securities sold under agreements to repurchase                                         24,956,000          13,024,000
  Advances from the Federal Home Loan Bank                                               26,120,000           3,260,000
  Note payable                                                                                    -           7,500,000
  Accrued interest and other liabilities                                                  1,774,000           1,792,000
                                                                                       ------------        ------------
      Total liabilities                                                                 329,378,000         246,634,000

MINORITY INTEREST

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred, $.01 par value; 2,000,000 shares
     authorized; None and 1,500 issued and outstanding, respectively,
     $1,000 liquidation preference                                                                -           1,500,000
  Common, $.01 par value; 25,000,000 shares authorized;
    6,673,468 and 4,874,968 issued and outstanding, respectively                             67,000              49,000
  Additional paid-in capital                                                             29,839,000          11,933,000
  Retained earnings                                                                       6,972,000           3,833,000
  Accumulated other comprehensive income,
    net of income tax of $172,000 and $65,000, respectively                                 294,000             110,000
                                                                                       ------------        ------------
      Total shareholders' equity                                                         37,172,000          17,425,000
                                                                                       ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $366,550,000        $264,059,000
                                                                                       ============        ============

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                             1998              1997

INTEREST INCOME:
  Interest and fees on loans and leases                                                  $ 19,640,000     $ 14,171,000
  Interest on investments                                                                   4,259,000        3,976,000
                                                                                         ------------     ------------
    Total interest income                                                                  23,899,000       18,147,000

INTEREST EXPENSE:
  Interest on deposits                                                                      6,812,000        5,253,000
  Interest on short-term borrowings                                                         1,464,000        1,031,000
  Interest on note payable                                                                    301,000          732,000
                                                                                         ------------     ------------
    Total interest expense                                                                  8,577,000        7,016,000

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN AND LEASE LOSSES                                                                15,322,000       11,131,000

PROVISION FOR LOAN AND LEASE LOSSES                                                         1,188,000          949,000
                                                                                         ------------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                                14,134,000       10,182,000
                                                                                         ------------     ------------

OTHER INCOME:
  Service charges                                                                             945,000          830,000
  Operating lease income                                                                    2,370,000        1,334,000
  Other income                                                                                931,000        1,139,000
                                                                                         ------------     ------------
    Total other income                                                                      4,246,000        3,303,000
                                                                                         ------------     ------------

OTHER EXPENSE:
  Salaries and employee benefits                                                            6,836,000        5,339,000
  Occupancy expenses, premises and equipment                                                1,868,000        1,202,000
  Depreciation on leases                                                                    1,889,000        1,168,000
  Amortization of intangibles                                                                 442,000          501,000
  Other                                                                                     2,098,000        2,177,000
                                                                                         ------------     ------------
    Total other expense                                                                    13,133,000       10,387,000
                                                                                         ------------     ------------

                                                                                                           (Continued)


COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------

                                                                                             1998              1997

INCOME BEFORE INCOME TAXES                                                                 5,247,000        3,098,000

PROVISION FOR INCOME TAXES                                                                 2,031,000        1,245,000
                                                                                         ------------     -----------

NET INCOME                                                                                 3,216,000        1,853,000
                                                                                         ------------     -----------

UNREALIZED APPRECIATION ON AVAILABLE
  FOR SALE SECURITIES, net of tax                                                            184,000           20,000
                                                                                         ------------     -----------

COMPREHENSIVE INCOME                                                                     $ 3,400,000      $ 1,873,000
                                                                                         ============     ===========

EARNINGS PER SHARE:
  Basic                                                                                  $      0.53      $      0.37
                                                                                         ============     ===========

  Diluted                                                                                $      0.51      $      0.36
                                                                                         ============     ===========


See notes to consolidated financial statements.                                                           (Concluded)


COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Accumulated
                                               Common Stock       Additional Preferred Stock                     Other
                                           Shares                  Paid-In  Shares               Retained    Comprehensive
                                           Issued       Amount     Capital  Issued    Amount     Earnings       Income       Total
BALANCE, JANUARY 1, 1997                    3,771,885  $38,000  $ 7,965,000      -    $      -  $2,096,000   $ 90,000   $10,189,000

ISSUANCE OF COMMON STOCK                    1,102,725   11,000    3,967,000      -           -           -          -     3,978,000

ISSUANCE OF PREFERRED STOCK                         -        -            -  1,500   1,500,000           -          -     1,500,000

OPTIONS EXERCISED                                 358        -        1,000      -           -           -          -         1,000

DIVIDENDS PAID-PREFERRED ($77.33 per share)         -        -            -      -           -    (116,000)         -      (116,000)

NET CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE SECURITIES, net of
  income taxes of $12,000                           -        -            -      -           -           -     20,000        20,000

NET INCOME                                          -        -            -      -           -   1,853,000          -     1,853,000
                                            ---------  -------  ----------- ------    --------- ----------  ---------   -----------

BALANCE, DECEMBER 31, 1997                  4,874,968   49,000   11,933,000  1,500   1,500,000   3,833,000    110,000    17,425,000

ISSUANCE OF COMMON STOCK                    1,610,000   16,000   17,508,000      -           -           -          -    17,524,000

REDEMPTION OF PREFERRED STOCK                       -        -            - (1,500) (1,500,000)          -          -    (1,500,000)

OPTIONS EXERCISED                             188,500    2,000      398,000      -           -           -          -       400,000

DIVIDENDS PAID - PREFERRED
  ($51.29) PER SHARE                                -        -            -      -           -     (77,000)         -       (77,000)

NET CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE SECURITIES, net of
  income taxes of $110,000                          -        -            -      -           -           -    184,000       184,000

NET INCOME                                          -        -            -      -           -  3,216,000          -      3,216,000
                                            ---------  -------  ----------- ------   ---------  ----------  ---------   -----------
BALANCE, DECEMBER 31, 1998                  6,673,468  $67,000  $29,839,000      -    $      -  $6,972,000   $294,000   $37,172,000
                                            =========  =======  =========== ======   =========  ==========  =========   ===========

See notes to consolidated financial statements.

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------

                                                                                            1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 3,216,000        $ 1,853,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net amortization (accretion) on securities                                               248,000           (988,000)
    Depreciation and amortization                                                          2,964,000          2,141,000
    Provision for loan and lease losses                                                    1,188,000            949,000
    Deferred income taxes                                                                   (264,000)          (341,000)
    Loss (gain) on sale of premises and equipment                                             30,000                  -
  Changes in:
    Accrued interest receivable                                                             (266,000)          (217,000)
    Other assets                                                                             620,000         (1,962,000)
    Accrued interest and other liabilities                                                   (18,000)           694,000
                                                                                         -----------        -----------

        Net cash provided by operating activities                                          7,718,000          2,129,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of held to maturity securities                                                          -         (2,024,000)
  Net change in other investments                                                            119,000                  -
  Purchase of available for sale securities                                              (86,941,000)       (25,809,000)
  Proceeds from maturities of held to maturity
     securities                                                                            5,503,000         13,966,000
  Proceeds from maturities and sale of available
    for sale securities                                                                   32,212,000         13,662,000
  Loan and lease originations and repayments, net                                        (63,431,000)       (55,513,000)
  Proceeds from sale of real estate acquired
     through foreclosure                                                                           -            109,000
  Purchase of premises and equipment                                                      (2,579,000)          (370,000)
  Proceeds from sale of premises and equipment                                               573,000            106,000
                                                                                         -----------        -----------

        Net cash used in investing activities                                           (114,544,000)       (55,873,000)

                                                                                                            (Continued)

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------

                                                                                            1998              1997

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market,
   and savings account                                                                   $ 53,351,000     $ 32,348,000
  Net (decrease) increase in certificates of deposit                                       (1,381,000)      33,400,000
  Net increase (decrease)in federal funds purchased                                         3,500,000       (6,226,000)
  Net increase in securities sold under agreements
     to repurchase                                                                         11,932,000        9,602,000
  Advances from the Federal Home Loan Bank                                                 22,860,000       (1,140,000)
  Payment on notes payable                                                                 (7,500,000)      (1,000,000)
  Proceeds from issuance of common stock                                                   17,524,000        3,978,000
  Dividends paid on preferred stock                                                           (77,000)        (116,000)
  Proceeds from options exercised                                                             400,000            1,000
  Redemption of preferred stock                                                            (1,500,000)               -
                                                                                        -------------    -------------

        Net cash provided by financing activities                                          99,109,000       70,847,000
                                                                                        -------------    -------------


NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                                     (7,717,000)      17,103,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                        27,775,000       10,672,000
                                                                                        -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                                           $  20,058,000     $ 27,775,000
                                                                                        =============    =============

SUPPLEMENTAL DISCLOSURES OF
  CASH INFORMATION:
  Cash paid during the year for:

    Interest                                                                             $  8,549,000     $  6,910,000
                                                                                        =============    =============

    Income taxes                                                                         $  2,542,000     $  1,455,000
                                                                                        =============    =============

See notes to consolidated financial statements.                                                           (Concluded)


COLORADO BUSINESS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997

1. SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting practices of Colorado Business Bankshares, Inc. ("Parent"), its wholly-owned subsidiary, the Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), collectively referred to as the "Company," conform to generally accepted accounting principles and prevailing practices within the banking industry.

   The Bank is a full-service, commercial banking institution with six locations in the Denver metropolitan area. Leasing provides equipment leasing primarily to middle-market companies. In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals and valuation of property under operating leases. The following is a summary of the Company's significant accounting and reporting policies.

   Consolidation - The consolidated financial statements include the accounts of the Parent, the Bank and Leasing. All significant intercompany balances and transactions have been eliminated. Losses attributable to minority shareholders of Leasing have exceeded their share of equity of Leasing.

   Cash and Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents consisted of federal funds sold.

   Investments - The Company classifies its investment securities as held to maturity, available for sale, or trading according to management's intent. As of December 31, 1998 and 1997, the Company has no trading securities.

   a. Investment Securities Held to Maturity - Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

   b. Investment Securities Available for Sale - Available for sale securities consist of bonds, notes, and debentures not classified as held-to-maturity securities. Unrealized holding gains and losses, net of tax are reported as a net amount in accumulated other comprehensive income until realized.

   Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses. Gains and losses on disposal of securities are determined using the specific-identification method.

   Other investments, including primarily Federal Home Loan Bank and Federal Reserve Bank stock, are accounted for under the cost method.

   Loans and Leases - Loan and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on purchased loans. Loan fees and certain costs of originating loans and leases are being deferred and the net amount is amortized over the contractual life of the related loans and leases. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period's accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan and lease losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan.
   Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

   Net Investment in Direct Financing Leases - The Company has entered into various lease agreements which are accounted for as direct financing leases, in accordance with Statement of Financial Accounting Standards No. 13.

   Under this method, the present value of the future lease payments, the present value of the unguaranteed residual and initial direct costs are recorded as assets, which are equal to the fair value of the equipment leased. In each period, initial direct costs are amortized and interest income, which is included in income from direct financing leases, is recognized as a constant percentage return on the net investment in the lease.

   Residual values are established at lease inception equal to the estimated value, as determined by the Company, to be received from the equipment following termination of the initial lease. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Any permanent reduction in the estimated residual value of lease property is charged to operations in the period it occurs.

   Allowance for Loan and Lease Losses - The allowance for loan and lease losses is based primarily on management's estimate of probable losses, as determined by analysis of the loan and lease portfolio and historical experience as adjusted for other factors which, in management's judgment, deserve current recognition in estimating probable loan and lease losses. Loans and leases deemed uncollectible are charged to the allowance. Recoveries on loans and leases previously charged-off are added to the allowance.

   A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are nonaccrual loans and certain other loans classified by management. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

   Excess of Cost Over Fair Value of Net Assets Acquired - Excess of cost over fair value of net assets acquired is amortized by the straight-line method over 15 years. The Company reviews such asset for impairment at least annually.

   Investment in Operating Leases - The Company has entered into various equipment leases accounted for as operating leases in accordance with Statement of Financial Accounting Standards No. 13. The equipment, which is reported as investment in operating leases, is depreciated over the estimated useful life or lease term, if shorter.

   Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated by the straight-line method over the estimated useful lives of the respective assets as follows:

          Office buildings                    20 to 40 years

          Furniture, fixtures and equipment    3 to 10 years

   Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

   Real Estate Acquired through Foreclosure - Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations.

   Income Taxes - A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.

   Earnings Per Share - Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the year.

   Recent Accounting Pronouncements - SFAS No. 130, "Reporting Comprehensive Income," was adopted in 1998. The statement requires additional reporting of items that affect comprehensive income but not net income. The Company's only component of comprehensive income is unrealized appreciation (depreciation) on available for sale securities.

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was adopted in 1998. The statement requires financial disclosures and descriptive information about reportable operating segments. (see Note 13).

   SFAS No. 133, "Accounts for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the consolidated financial statements.

2. INVESTMENTS

   The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                     Gross           Gross           Estimated
                                                  Amortized        Unrealized      Unrealized           Fair
December 31, 1998                                   Cost             Gains           Losses            Value
-----------------
Available for sale securities:

  Mortgage-backed securities                     $79,589,000        $532,000        $ 10,000        $80,111,000

  U.S. treasury                                    4,551,000          11,000          12,000          4,550,000

  U.S. government agencies                        11,854,000           2,000          54,000         11,802,000
                                                 -----------      ----------      ----------        -----------
                                                 $95,994,000        $545,000        $ 76,000        $96,463,000
                                                 ===========      ==========      ==========        ===========

                                                                      Gross           Gross          Estimated
                                                  Amortized        Unrealized      Unrealized           Fair
                                                     Cost             Gains          Losses            Value
Held to maturity securities:

  U.S. government agencies                       $   405,000         $     -        $ 15,000        $   390,000

  Mortgage-backed securities                       6,993,000          93,000               -          7,086,000

  Obligations of states and
    political subdivisions                           965,000          29,000               -            994,000

  U.S. treasury                                    1,007,000           4,000               -          1,011,000
                                                 -----------      ----------      ----------        -----------
                                                 $ 9,370,000        $126,000        $ 15,000        $ 9,481,000
                                                 ===========      ==========      ==========        ===========



                                                                      Gross           Gross          Estimated
                                                  Amortized        Unrealized      Unrealized           Fair
December 31, 1997                                    Cost             Gains          Losses            Value
-----------------
Available for sale securities:

  Mortgage-backed securities                    $36,957,000        $185,000         $ 1,000        $37,141,000

  U.S. treasury                                   1,499,000               -           1,000          1,498,000

  U.S. government agencies                        3,000,000               -           9,000          2,991,000
                                                -----------      ----------      ----------        -----------
                                                $41,456,000        $185,000        $ 11,000        $41,630,000
                                                ===========      ==========      ==========        ===========



                                                                      Gross           Gross          Estimated
                                                  Amortized        Unrealized      Unrealized           Fair
                                                     Cost             Gains          Losses            Value

Held to maturity securities:

  U.S. government agencies                       $ 1,500,000        $       -        $  3,000        $ 1,497,000

  Mortgage-backed securities                      11,213,000          239,000          23,000         11,429,000

  Obligations of states and
    political subdivisions                         1,198,000           50,000               -          1,248,000

  U.S. treasury                                    1,020,000                -           5,000          1,015,000
                                                 -----------        ---------        --------        -----------
                                                 $14,931,000        $ 289,000        $ 31,000        $15,189,000
                                                 ===========        =========        ========        ===========

   The amortized cost and estimated fair value of investments in debt securities at December 31, 1998 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    Available for Sale                  Held to Maturity
                                                ---------------------------         ---------------------------
                                                                  Estimated                         Estimated
                                                Amortized           Fair              Amortized        Fair
                                                  Cost              Value               Cost          Value

Due in one year or less                         $  3,000,000    $  3,010,000        $ 1,452,000    $ 1,464,000
Due after one year through five years              3,551,000       3,542,000            925,000        931,000
Due after five years                               9,854,000       9,800,000                  -              -
Mortgage-backed securities                        79,589,000      80,111,000          6,993,000      7,086,000
                                                ------------    ------------        -----------    -----------
                                                $ 95,994,000    $ 96,463,000        $ 9,370,000    $ 9,481,000
                                                ============    ============        ===========    ===========

   During the years ended December 31, 1998 and 1997, there were no sales of held to maturity securities. Proceeds from sales of available for sale securities totaled $14,716,000 and $9,155,000, respectively during the years ended December 31, 1998 and 1997. The related gross realized gains were $162,000 and $82,000, respectively.

   Investment securities with an approximate fair value of $9,893,000 and $10,793,000 were pledged to secure public deposits of $7,081,000 and $8,976,000 at December 31, 1998 and 1997, respectively.

   Obligations of states and political subdivisions at December 31, 1998 and 1997 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company's shareholders' equity.

   Other investments at December 31, 1998 consists primarily of Federal Home Loan Bank stock (carrying value $1,348,000) and Federal Reserve Bank stock (carrying value $613,000). In addition, the Bank had $143,000 in an investment partnership being accounted for on the cost method. The Bank has committed to investing up to $500,000 in the partnership. Certain shareholders and directors have also invested in and received consulting fees from the partnership.

3. LOANS AND LEASES

   Categories of loans and leases, net of deferred fees at December 31, include:

                                                                                  1998                1997

Commercial                                                                     $104,745,000        $ 78,152,000
Real estate - mortgage                                                           56,941,000          40,262,000
Real estate - construction                                                       34,210,000          27,786,000
Consumer                                                                         16,913,000          11,732,000
Direct financing leases, net                                                     13,741,000           8,407,000
                                                                               ------------        ------------
                                                                                226,550,000         166,339,000
Less:  Allowance for loan and lease losses                                        3,271,000           2,248,000
                                                                               ------------        ------------
                                                                               $223,279,000        $164,091,000
                                                                               ============        ============


   The majority of the Company's lending and leasing activities are with customers located in the Denver metropolitan area.

   In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates. Activity with respect to officer and director loans is as follows for the years ended December 31, 1998 and 1997, respectively:

                                                                                      1998              1997
Balance, beginning of period                                                      $ 2,139,000        $2,201,000

New loans                                                                           7,240,000         4,867,000
Principal paydowns and payoffs                                                     (6,465,000)       (4,929,000)
                                                                                 ------------      ------------
Balance, end of period                                                            $ 2,914,000        $2,139,000
                                                                                 ============      ============


   The Company sells participations in loans to an entity controlled by the Chairman of the Board of Directors and a member of the Board of Directors. The amount of participations outstanding with the affiliate were $3,994,000 and $2,753,000 at December 31, 1998 and 1997, respectively.

   Transactions in the allowance for loan and lease losses are summarized as follows:

                                                                                     Years Ended December 31,
                                                                                      1998              1997
Balance, beginning of year                                                         $2,248,000        $1,660,000
Provision for loan and lease losses                                                 1,188,000           949,000
                                                                                 ------------      ------------
                                                                                    3,436,000         2,609,000
Loans charged off, net of recoveries of $71,000
  for 1998 and $33,000 for 1997                                                      (165,000)         (361,000)
                                                                                 ------------      ------------
Balance, end of year                                                               $3,271,000        $2,248,000
                                                                                 ============      ============

   The recorded investment in loans that are considered to be impaired was $467,000 and $811,000 at December 31, 1998 and 1997, respectively (all of which have a related allowance for loan and lease loss). The related allowance for loan and lease losses were $176,000 and $365,000 at December 31, 1998 and 1997, respectively. Interest of $43,000 and $33,000 was recognized on average impaired loans of $639,000 and $697,000 during 1998 and 1997, respectively. The gross interest income that would have been recorded if the loans had been current in accordance with the original terms is insignificant for the years ended December 31, 1998 and 1997.

4. INVESTMENT IN LEASES

   The Company is the lessor of equipment under agreements expiring in various future years. Certain of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

   Property leased or held for lease to others under operating leases consists of the following at December 31, 1998 and 1997:

                                                                                     1998              1997
Equipment                                                                          $6,408,000        $4,290,000
Unamortized initial direct costs                                                       77,000            64,000
                                                                                   ----------        ----------
                                                                                    6,485,000         4,354,000
Less accumulated depreciation                                                       2,305,000         1,057,000
                                                                                   ----------        ----------
Total                                                                              $4,180,000        $3,297,000
                                                                                   ==========        ==========

   The Company's net investment in direct financing leases consists of the following at December 31, 1998 and 1997:

                                                                                      1998              1997
Minimum lease payments receivable                                                 $15,324,000        $9,819,000
Unamortized initial direct costs                                                      216,000           150,000
Estimated unguaranteed residual values                                                148,000            17,000
Unearned income                                                                    (1,947,000)       (1,579,000)
                                                                                  -----------        ----------
Total                                                                             $13,741,000        $8,407,000
                                                                                  ===========        ==========

   At December 31, 1998, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

                                                                                     Direct           Operating
                                                                                Financing Leases       Leases
1999                                                                               $ 5,526,000        $2,006,000
2000                                                                                 4,759,000         1,181,000
2001                                                                                 3,485,000           446,000
2002                                                                                 1,424,000           134,000
2003                                                                                   315,000             6,000
                                                                                   -----------        ----------
Total                                                                              $15,509,000        $3,773,000
                                                                                   ===========        ==========

5. premises and equipment

   The major classes of premises and equipment are summarized as follows:

                                                                                           December 31,
                                                                                      1998              1997
Building                                                                          $         -        $  355,000
Leasehold improvements                                                              1,055,000           951,000
Furniture, fixtures, and equipment                                                  4,465,000         2,049,000
                                                                                  -----------        ----------
                                                                                    5,520,000         3,355,000
Accumulated depreciation                                                            2,636,000         2,089,000
                                                                                  -----------        ----------
                                                                                  $ 2,884,000        $1,266,000
                                                                                  ===========        ==========

6. CERTIFICATES OF Deposit

   The composition of certificates of deposit is as follows:

                                                                                          December 31,
                                                                                    1998               1997
Less than $100,000                                                               $27,311,000        $18,724,000
$100,000 and more                                                                 42,162,000         52,130,000
                                                                                 -----------        -----------
                                                                                 $69,473,000        $70,854,000
                                                                                 ===========        ===========

   Related interest expense is as follows:

                                                                                     Years Ended December 31,
                                                                                      1998              1997
Less than $100,000                                                                 $1,166,000        $  877,000
$100,000 and more                                                                   2,658,000         2,083,000
                                                                                   ----------        ----------
                                                                                   $3,824,000        $2,960,000
                                                                                   ==========        ==========

   Maturities of certificates of deposit of $100,000 and more are as follows:

                                                                                                   December 31,
                                                                                                       1998
Less than three months                                                                              $20,190,000
Three months up to six months                                                                        10,981,000
Six months up to one year                                                                             4,750,000
One year and over                                                                                     6,241,000
                                                                                                    -----------
                                                                                                    $42,162,000
                                                                                                    ===========

7. BORROWED FUNDS

   The Company has advances from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 5.29% to 6.89%. Advances are collateralized by qualifying loans and investment securities not otherwise pledged as collateral.

   Aggregate annual maturities of advances are as follows:

Year
1999                                                                                                $ 25,140,000
2000                                                                                                     140,000
2001                                                                                                     140,000
2002                                                                                                     140,000
2003                                                                                                     140,000
Thereafter                                                                                               420,000
                                                                                                    ------------
Total                                                                                               $ 26,120,000
                                                                                                    ============

   Securities sold under agreements to repurchase are summarized as follows:

                                                                                         December 31,
                                                                                   1998               1997
Securities with an estimated fair value of
  $33,062,000 in 1998 and $13,152,000 in 1997                                   $24,956,000         $13,024,000
                                                                                ===========         ===========

   The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statement of condition. During the period, securities were pledged to the customers' and segregated into a separate safekeeping account that explicitly recognizes the customers' interest in the securities. Securities sold under agreements to repurchase averaged $18,699,000 and $17,602,000 and the maximum amounts outstanding at any month-end during 1998 and 1997 were $24,956,000 and $25,251,000, respectively. At December 31, 1998, the weighted average interest rate was 3.31%.

   Note payable at December 31, 1997, consisted of a $7,500,000 promissory note due to a bank. Interest on the note was payable quarterly and was set at the lending bank's prime rate. During 1998, the Company repaid the note with proceeds received from its initial public offering.

8. INCOME TAXES

   The components of consolidated income tax expense are as follows:

                                                                                     Years Ended December 31,
                                                                                      1998              1997
Current tax expense                                                                $2,295,000        $1,586,000
Deferred tax benefit                                                                 (264,000)         (341,000)
                                                                                   ----------        ----------
Total                                                                              $2,031,000        $1,245,000
                                                                                   ==========        ==========

   A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit. The temporary differences, tax effected, which give rise to the Company's net deferred tax assets are as follows:

                                                                                             December 31,
                                                                                       1998                1997
Deferred tax assets:
  Allowance for loan losses                                                        $1,097,000           $688,000
  Depreciation                                                                         23,000             43,000
  Deferred loan fees                                                                  170,000            102,000
  Vacation and other accrued liabilities                                               30,000             44,000
  Other                                                                                53,000            104,000
                                                                                   ----------           --------
  Total deferred tax assets                                                         1,373,000            981,000
                                                                                   ----------           --------
Deferred tax liabilities:
  Building leasehold improvements                                                      95,000             97,000
  Unrealized gain on available-for-sale securities                                    172,000             65,000
  Deferred initial direct lease costs                                                 110,000             42,000
  Other                                                                                62,000                  -
                                                                                   ----------           --------
  Total deferred tax liabilities                                                      439,000            204,000
                                                                                   ----------           --------
Net deferred tax assets                                                             $ 943,000           $777,000
                                                                                   ==========           ========

   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                                      1998              1997
Computed at the statutory rate (34%)                                               $1,784,000        $1,053,000
Increase (decrease) resulting from:
  Tax exempt interest income on loans and securities                                  (24,000)          (10,000)
  Nondeductible goodwill amortization                                                 148,000           148,000
  State income taxes, net of federal income tax effect                                 71,000            65,000
  Other                                                                                52,000           (11,000)
                                                                                   ----------        ----------
Actual tax provision                                                               $2,031,000        $1,245,000
                                                                                   ==========        ==========

9. SHAREHOLDERS' EQUITY

   Preferred Stock - The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

   Stock Split - In May 1998, the shareholders approved a 4.7125 for 1 stock split of the Company's common stock and increased authorized shares to 25,000,000. In addition, the shareholders approved an increase in the number of preferred shares authorized to 2,000,000 shares. All references to outstanding shares, options and earnings per share for all periods have been adjusted for the stock split.

   Stock Options - In May 1998, the Company approved the 1998 Stock Incentive Plan (the "1998 Plan"). The maximum number of shares authorized to be issued under the 1998 Plan is 225,000 shares of Common Stock, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 22,500 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Subsequent to December 31, 1998 the first grants were made totaling 122,694 shares with exercise prices ranging from $12.00 to $18.00. The 1997 Plan reserved 110,103 shares for issuance at not less than the market value of the Company's stock at the date of grant. 13,708 shares remain available for granting at December 31, 1998. Under the 1997 Plan, options are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Options granted under the 1998 plan are fully vested and exercisable three years from the grant date. All options expire after ten years. The Company granted other stock options ("Other Options") in 1994 to individuals for their contributions to the Company which were immediately exercisable at $2.12 per share. An aggregate of 188,500 shares of common stock were reserved for issuance under these agreements. All of these options were exercised in February 1998.

   The following is a summary of changes in shares under option (excluding Other Options discussed above):

                                                                   1998                            1997
                                                                         Weighted                       Weighted
                                                                         Average                        Average
                                                                         Exercise                       Exercise
                                                            Shares        Price            Shares        Price
Outstanding, beginning of year                              245,051       $ 3.12           157,162       $ 2.54
  Granted                                                    39,844         8.60           102,733         4.00
  Exercised                                                       -            -               358         2.12
  Forfeited                                                   7,069         6.15            14,486         3.18
                                                            -------       ------           -------       ------
Outstanding, end of year                                    277,826       $ 3.83           245,051       $ 3.12
                                                            =======       ======           =======       ======
Options exercisable, end of year                            127,827       $ 2.75            67,153       $ 2.43
                                                            =======       ======           =======       ======

   The Company has elected to continue to account for its stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 1998 and 1997 to be $185,000 and $119,000, respectively using an analysis similar to the Black-Scholes option pricing model prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.72%; expected dividend yield of 0%; expected life of five years; and expected volatility of 36.16%. Had compensation cost been determined based on fair value at the grant date for the Company's stock options in accordance with SFAS No. 123, the proforma effect on net income in 1998 and 1997 would have been a decrease of $72,000 and $41,000, respectively. The effect on earnings per share is not material.

   Dividends - At December 31, 1998, the Company's ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. At December 31, 1998, the Bank could have paid total dividends to the Company of approximately $3.3 million, without prior regulatory approval.

   Earnings Per Share - Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                                                    1998              1997
Net income                                                                      $ 3,216,000       $ 1,853,000

Less:  Preferred stock dividends                                                     77,000           116,000
                                                                                -----------       -----------
Income available to common shareholders                                         $ 3,139,000       $ 1,737,000
                                                                                -----------       -----------
Weighted average shares outstanding -
  basic earnings per share                                                        5,880,419         4,690,852

Effect of dilutive securities - stock options                                       214,488           111,926
                                                                                -----------       -----------
Weighted average shares outstanding -
  diluted earnings per share                                                      6,094,907         4,802,778
                                                                                ===========       ===========

10. COMMITMENTS AND CONTINGENCIES

   Employee Profit Sharing Trust - The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company's discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for 1998 and 1997 were $149,000 and $123,000, respectively.

   Lease Commitments - The Company entered into various operating lease agreements for office space. Total rental expense for the year ended December 31, 1998 and 1997 was $686,000 and $533,000, respectively. The Company's corporate office lease expires May 31, 2009. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. Future minimum lease payments at December 31, 1998 under all noncancelable operating leases are as follows:

1999                                                                                                 $  870,000
2000                                                                                                    955,000
2001                                                                                                    809,000
2002                                                                                                    789,000
2003                                                                                                    796,000
Thereafter                                                                                            3,167,000
                                                                                                     ----------
Total                                                                                                $7,386,000
                                                                                                     ==========

   In addition, the Company entered into a lease agreement for a new Boulder facility in September 1998. The lease commencement date has not yet been determined and is contingent upon the completion of tenant finishing. Upon lease commencement, the minimum monthly lease payments will be $10,000.

   Financial Instruments with Off-Balance Sheet Risk - In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. At December 31, 1998, the Company had the following commitments:

Commitments to originate commercial or
  real estate construction loans and unused
  lines of credit granted to customers                                                            $ 106,692,000
                                                                                                  =============
Commitments to fund consumer loans:
  Personal lines of credit and equity lines                                                       $   4,039,000
                                                                                                  =============
  Credit card loans                                                                               $   1,874,000
                                                                                                  =============
Letters of credit                                                                                 $     562,000
                                                                                                  =============

   The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company's exposure to credit loss in the event of non-performance by the counter-party to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards and ongoing reassessments in making commitments and conditional obligations as they do for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arise when they are drawn upon, such as the demands on liquidity the Bank would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

   Employment Contracts - Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause and under certain changes in control a lump sum payment is required.

   Other Matters - The Company is involved in various lawsuits which have arisen in the normal course of business. It is management's opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

11. REGULATORY MATTERS

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank's categories.

   The following table shows the Company and the Bank's actual capital amounts and ratios and regulatory thresholds as of December 31, 1998 and 1997:

                                                                                            To Be "Well
                                                                                         Capitalized" Under
                                                               For Capital                Prompt Corrective
                                     Actual                  Adequacy Purposes            Action Provisions
        As of            --------------------------  ----------------------------- ----------------------------
  December 31, 1998            Amount       Ratio          Amount          Ratio         Amount         Ratio
Company
-------
Total capital
  (to risk weighted assets)  $35,382,000    13.9 %       $20,426,000        8.0 %          N/A            N/A
Tier I capital
  (to risk weighted assets)   32,189,000    12.6 %        10,213,000        4.0 %          N/A            N/A
Tier I capital
  (to average assets)         32,189,000     9.8 %        10,213,000        4.0 %          N/A            N/A

Colorado Business Bank, N.A.
----------------------------
Total capital
  (to risk weighted assets)  $34,596,000    13.6 %       $20,406,000        8.0 %       $25,508,000     10.0 %
Tier I capital
  (to risk weighted assets)   31,406,000    12.3 %        10,203,000        4.0 %        15,305,000      6.0 %
Tier I capital
  (to average assets)         31,406,000     9.1 %        10,203,000        4.0 %        15,305,000      5.0 %


                                                                                            To Be "Well
                                                                                         Capitalized" Under
                                                               For Capital                Prompt Corrective
                                     Actual                  Adequacy Purposes            Action Provisions
       As of             --------------------------  ----------------------------- ----------------------------
  December 31, 1997            Amount        Ratio         Amount          Ratio          Amount         Ratio
Company
-------
Total capital
  (to risk weighted assets)  $14,448,000     7.6 %       $15,286,000        8.0 %         N/A            N/A
Tier I capital
  (to risk weighted assets)   12,200,000     6.4 %         7,643,000        4.0 %         N/A            N/A
Tier I capital
  (to average assets)         12,200,000     4.9 %         9,980,000        4.0 %         N/A            N/A

Colorado Business Bank, N.A.
----------------------------
Total capital
  (to risk weighted assets)  $21,179,000    11.6 %       $14,652,000        8.0 %       $18,315,000     10.0 %
Tier I capital
  (to risk weighted assets)   18,931,000    10.3 %         7,326,000        4.0 %        10,989,000      6.0 %
Tier I capital
  (to average assets)         18,931,000     7.6 %         9,964,000        4.0 %        12,455,000      5.0 %

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of the Company's financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                     December 31, 1998                 December 31, 1997
                                                                  Estimated                        Estimated
                                                  Carrying          Fair           Carrying           Fair
                                                   Value            Value           Value            Value

Financial assets:
  Cash and cash equivalents                       $ 20,258,000    $ 20,258,000     $ 27,775,000     $ 27,775,000
  Investment securities available-for-sale          96,463,000      96,463,000       41,630,000       41,630,000
  Investment securities held-to-maturity             9,370,000       9,481,000       14,931,000       15,189,000
  Other investments                                  2,104,000       2,104,000        2,223,000        2,223,000
  Accrued interest receivable                        1,597,000       1,597,000        1,331,000        1,331,000
  Loans and leases, net                            223,279,000     223,015,000      164,091,000      164,020,000

Financial liabilities:
  Deposits                                         273,028,000     258,240,000      221,058,000      220,972,000
  Accrued interest payable                             397,000         397,000          361,000          361,000
  Note payable                                               -               -        7,500,000        7,500,000
  Federal funds purchased                            3,500,000       3,500,000                -                -
  Securities sold under agreement to repurchase     24,956,000      24,937,000       13,024,000       13,024,000
  Advances from Federal Home Loan Bank              26,120,000      26,185,000        3,260,000        3,298,000

   The estimation methodologies utilized by the Company are summarized as follows:

   Cash and Cash Equivalents - For cash and due from banks and federal funds sold the carrying amount is a reasonable estimate of fair value.

   Investment Securities - For investment securities, fair value equals the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

   Loans and Leases - The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans and leases, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

   Accrued Interest Receivable/Payable - The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

   Deposits - The fair value of demand deposits, NOW and savings accounts, and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

   Note Payable and Federal Funds Purchased - The estimated fair value of variable rate borrowed funds approximates their carrying value.

   Advances from the Federal Home Loan Bank and Securities Sold under Repurchase Agreement - Estimated fair value is based on discounting cash flows for comparable instruments.

   Commitments to Extend Credit and Standby Letters of Credit - The Company's off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management's opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13. SEGMENTS

   The Company's principal activities include Commercial Banking and Equipment Leasing. Commercial banking offers a broad range of sophisticated banking products and services, including credit, cash management, investment, deposit and trust products. The Equipment Leasing segment offers leasing programs for computers, telecommunications equipment, telephone systems, business furniture, manufacturing equipment, materials handling equipment and other capital equipment.

   The financial information for each business segment reflect those which are specifically identifiable or which are allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally the Commercial Banking division's funding of the Equipment Leasing activity, are charged generally at rates available to and transacted with unaffiliated customers.

   Results of operations and selected financial information by operating segment are as follows:

                                                                                       Years Ended December 31,
Dollars in thousands:                                                                     1998          1997
Total interest income:
  Commercial Banking                                                                      $24,022       $18,463
  Equipment Leasing                                                                           932           580
  Holding Company                                                                              89             -
  Eliminations                                                                             (1,144)         (896)
                                                                                          -------       -------
Consolidated                                                                              $23,899       $18,147
                                                                                          =======       =======
Total interest expense
  Commercial Banking                                                                      $ 8,335       $ 6,466
  Equipment Leasing                                                                         1,085             -
  Holding Company                                                                             301           732
  Eliminations                                                                             (1,144)         (182)
                                                                                          -------       -------
Consolidated                                                                              $ 8,577       $ 7,016
                                                                                          =======       =======
Provision for loan and lease losses:
  Commercial Banking                                                                      $ 1,114         $ 949
  Equipment Leasing                                                                            74             -
                                                                                          -------       -------
Consolidated                                                                              $ 1,188         $ 949
                                                                                          =======       =======
Other noninterest income:
  Commercial Banking                                                                      $ 1,769       $ 1,754
  Equipment Leasing                                                                         2,521         1,561
  Holding Company                                                                           4,033         2,945
  Eliminations                                                                             (4,077)       (2,957)
                                                                                          -------       -------
Consolidated                                                                              $ 4,246       $ 3,303
                                                                                          =======       =======
Depreciation and amortization:
  Commercial Banking                                                                      $ 1,032       $ 1,754
  Equipment Leasing                                                                         1,914         1,561
  Holding Company                                                                              18         2,945
  Eliminations                                                                                  -        (2,957)
                                                                                          -------       -------
Consolidated                                                                              $ 2,964       $ 3,303
                                                                                          =======       =======
Income tax expense/(benefit):
  Commercial Banking                                                                      $ 2,341       $ 1,858
  Equipment Leasing                                                                           (36)          (78)
  Holding Company                                                                            (274)         (535)
                                                                                          -------       -------
Consolidated                                                                              $ 2,031       $ 1,245
                                                                                          =======       =======


                                                                                       Years Ended December 31,
Dollars in thousands:                                                                    1998            1997
Net income (loss):
  Commercial Banking                                                                    $ 3,649         $ 2,723
  Equipment Leasing                                                                         (52)           (139)
  Holding Company (1)                                                                     3,216           1,853
  Eliminations                                                                           (3,597)         (2,584)
                                                                                       --------        --------
Consolidated                                                                            $ 3,216         $ 1,853
                                                                                       ========        ========

Identifiable assets:
  Commercial Banking                                                                   $365,837        $276,556
  Equipment Leasing                                                                      18,512          12,560
  Holding Company (2)                                                                    37,279          25,332
  Eliminations                                                                          (55,078)        (50,389)
                                                                                       --------        --------
Consolidated                                                                           $366,550        $264,059
                                                                                       ========        ========

Capital expenditures:
  Commercial Banking                                                                    $ 2,416           $ 345
  Equipment Leasing                                                                          32              12
  Holding Company                                                                           131              13
                                                                                       --------        --------
Consolidated                                                                            $ 2,579           $ 370
                                                                                       ========        ========


(1)  Excludes equity in earnings of subsidiaries.

(2)  Excludes investment in subsidiaries.

                                  * * * * * *