Form 10-Q
period 1999-03-31
COLORADO BUSINESS BANKSHARES INC
filed 1999-05-17
CIK 1028734

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       ---------------------------------
                       Commission file number 000-24445
                       ---------------------------------

                      COLORADO BUSINESS BANKSHARES, INC.
              (Exact name of issuer as specified in its charter)

              COLORADO                            84-0826324
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

           821 l7th Street                        80202
           Denver, CO                             (Zip Code)
     (Address of principal executive offices)

                                (303)  293-2265
               (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X   No
                                     ----    ----

There were 6,673,481 shares of the issuer's Common Stock, $0.01 par value, outstanding as of May 10, 1999.

================================================================================

                      COLORADO BUSINESS BANKSHARES, INC.



                        PART I.  FINANCIAL INFORMATION

                                                                Page

Item 1.    Financial Statements                                    1

Item 2.    Management's Discussion and Analysis or Plan of
           Operation                                               6



                          PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings                                    None

Item 2.    Changes in Securities and Use of Proceeds            None

Item 3.    Defaults Upon Senior Securities                      None

Item 4.    Submission of Matters to a Vote of Security Holders  None

Item 5.    Other information                                    None

Item 6.    Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                        12

PART I - FINANCIAL INFORMATION

                      COLORADO BUSINESS BANKSHARES, INC.

                     Consolidated Condensed Balance Sheets

               March 31, 1999 (unaudited) and December. 31, 1998

                                                                                     March 31,    December 31,
                                                                                        1999          1998
                                                                                   ------------   ------------
                                                                                    (unaudited)
                                             ASSETS

Cash and due from banks                                                            $ 10,220,000   $ 20,058,000
Federal funds sold                                                                   15,300,000             --
                                                                                   ------------   ------------
       Total cash and cash equivalents                                               25,520,000     20,058,000
                                                                                   ------------   ------------

Investment securities available for sale (cost of $85,542,000 (unaudited) and
       $95,994,000, respectively)                                                    85,871,000     96,463,000
Investment securities held to maturity (fair value of $8,677,000 (unaudited) and
       $9,481,000, respectively)                                                      8,560,000      9,370,000
Other investments                                                                     2,135,000      2,104,000
                                                                                   ------------   ------------
       Total investments                                                             96,566,000    107,937,000
                                                                                   ------------   ------------
Loans and leases, net                                                               243,888,000    223,279,000
Excess of cost over fair value of net assets acquired, net                            4,572,000      4,682,000
Investment in operating leases                                                        3,952,000      4,180,000
Premises and equipment, net                                                           2,974,000      2,884,000
Accrued interest receivable                                                           1,778,000      1,597,000
Deferred income taxes                                                                   969,000        934,000
Other                                                                                   951,000        999,000
                                                                                   ------------   ------------
TOTAL ASSETS                                                                       $381,170,000   $366,550,000
                                                                                   ============   ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                         $ 91,004,000   $ 95,169,000
    NOW and money market                                                            107,526,000    101,455,000
    Savings                                                                           7,558,000      6,931,000
    Certificates of deposit                                                          81,106,000     69,473,000
                                                                                   ------------   ------------
       Total deposits                                                               287,194,000    273,028,000
Federal funds purchased                                                                      --      3,500,000
Securities sold under agreements to repurchase                                       36,454,000     24,956,000
Other liabilities                                                                     2,193,000      1,774,000
Advances from the Federal Home Loan Bank                                             17,120,000     26,120,000
Note payable                                                                            118,000             --
                                                                                   ------------   ------------
       Total liabilities                                                            343,079,000    329,378,000

Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,673,481 (unaudited)
       issued and outstanding                                                            67,000         67,000
    Additional paid-in capital                                                       29,839,000     29,839,000
    Retained earnings                                                                 7,979,000      6,972,000
    Accumulated other comprehensive income, net of income tax
       of $122,000 (unaudited) and $172,000, respectively                               206,000        294,000
                                                                                   ------------   ------------
       Total shareholders' equity                                                    38,091,000     37,172,000
                                                                                   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $381,170,000   $366,550,000
                                                                                   ============   ============

    See accompanying notes to consolidated condensed financial statements.

                 COLORADO BUSINESS BANKSHARES, INC.
             Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 1999 and 1998
                            (unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          -----------       -----------
INTEREST INCOME:
     Interest and fees on loans and leases                                $ 5,384,000       $ 4,368,000
     Interest on investments                                                1,531,000         1,009,000
                                                                          -----------       -----------
         Total interest income                                              6,915,000         5,377,000
INTEREST EXPENSE:
     Interest on deposits                                                   1,746,000         1,657,000
     Interest on short-term borrowings & FHLB advances                        650,000           202,000
     Interest on note payable                                                       -           159,000
                                                                          -----------       -----------
         Total interest expense                                             2,396,000         2,018,000
NET INTEREST INCOME BEFORE PROVISION FOR
         LOAN AND LEASE LOSSES                                              4,519,000         3,359,000
Provision for loan and lease losses                                           303,000           351,000
NET INTEREST INCOME AFTER PROVISION FOR
         LOAN AND LEASE LOSSES                                              4,216,000         3,008,000
                                                                          -----------       -----------
OTHER INCOME:
     Service charges                                                          256,000           228,000
     Operating lease income                                                   587,000           706,000
     Other income                                                             275,000            71,000
                                                                          -----------       -----------
         Total other income                                                 1,118,000         1,005,000
                                                                          -----------       -----------
OTHER EXPENSE:
     Salaries and employee benefits                                         1,938,000         1,579,000
     Occupancy expenses, premises and equipment                               581,000           344,000
     Depreciation on leases                                                   496,000           468,000
     Amortization of intangibles                                              110,000           109,000
     Other                                                                    582,000           515,000
                                                                          -----------       -----------
         Total other expense                                                3,707,000         3,015,000
                                                                          -----------       -----------
INCOME BEFORE INCOME TAXES                                                  1,627,000           998,000
Provision for income taxes                                                    620,000           411,000
                                                                          -----------       -----------
NET INCOME                                                                $ 1,007,000       $   587,000
                                                                          ===========       ===========
UNREALIZED (DEPRECIATION) APPRECIATION ON
   AVAILABLE FOR SALE SECURITIES, net of tax                                  (88,000)           43,000
                                                                          -----------       -----------
COMPREHENSIVE INCOME                                                      $   919,000       $   630,000
                                                                          ===========       ===========
EARNINGS PER SHARE:
     Basic                                                                $      0.15       $      0.11
                                                                          ===========       ===========
     Diluted                                                              $      0.15       $      0.10
                                                                          ===========       ===========

          See notes to consolidated financial statements.

                   COLORADO BUSINESS BANKSHARES, INC.
                  Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1999 and 1998
                               (unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                   -------------------------------
                                                                                      1999                 1998
                                                                                   -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 1,007,000           $ 587,000
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net amortization on securities                                                    77,000              61,000
      Depreciation and amortization                                                    833,000             713,000
      Provision for loan and lease losses                                              303,000             351,000
      Deferred income taxes                                                             18,000            (107,000)
      Loss (gain) on sale of premises and equipment                                    (28,000)                  -
Changes in:
      Accrued interest receivable                                                     (181,000)             86,000
      Other assets                                                                      48,000             105,000
      Accrued interest and other liabilities                                           419,000             269,000
                                                                                   -----------           ---------
          Net cash provided by operating activities                                  2,496,000           2,065,000
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                  (31,000)                  -
      Purchase of available for sale securities                                    (10,000,000)         (2,970,000)
      Proceeds from maturities of held to maturity securities                        1,071,000           1,611,000
      Proceeds from maturities and sale of available for
          sale securities                                                           20,112,000           3,066,000
      Loan and lease originations and repayments, net                              (21,249,000)        (16,025,000)
      Purchase of premises and equipment                                              (317,000)           (954,000)
      Proceeds from sale of premises and equipment                                      98,000               1,000
                                                                                   -----------           ---------
          Net cash used in investing activities                                    (10,316,000)        (15,271,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
          and savings accounts                                                     $ 2,533,000         $ 1,325,000
      Net increase (decrease) in certificates of deposit                            11,633,000          (1,788,000)
      Net (decrease) increase in federal funds purchased                            (3,500,000)          5,000,000
      Net increase in securities sold under agreements
          to repurchase                                                             11,498,000           3,061,000
      Advances from (payments to) the Federal Home Loan Bank                        (9,000,000)                  -
      Change in notes payable                                                          118,000                   -
      Dividends paid on preferred stock                                                      -             (40,000)
      Proceeds from options exercised                                                        -             400,000
                                                                                   -----------           ---------
          Net cash provided by financing activities                                 13,282,000           7,958,000
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                    5,462,000          (5,248,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                        20,058,000          27,775,000
                                                                                   -----------           ---------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                      $ 25,520,000        $ 22,527,000
                                                                                  ============        ============

                See notes to consolidated financial statements.

               Colorado Business Bankshares, Inc. and Subsidiary
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.      Consolidated Condensed Financial Statements

        The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), its wholly owned subsidiary, Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing", and collectively with Parent and Bank, the "Company").

        All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by reference to, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

        The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.      Earnings per Common Share

        Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                                Three Months Ended
                                                                     March 31,
                                                       -------------------------------------
                                                              1999               1998
                                                       ----------------     ----------------
Net income                                                $     1,007,000      $    587,000
Less:  Preferred stock dividends                                        -            40,000
                                                       -------------------  ----------------
Income available to common shareholders                   $     1,007,000      $    547,000
                                                       -------------------  ----------------
Weighted average shares outstanding -
    basic earnings per share                                    6,673,481         4,941,990

Effect of dilutive securities - stock options                     190,822           278,541
                                                       -------------------  ----------------
Weighted average shares outstanding -
    diluted earnings per share                                  6,864,303         5,220,531
                                                       ===================  ================

                                       4

3.      Recent Accounting Pronouncements


        SFAS No. 133, "Accounts for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the consolidated financial statements.

4.      Segments

        The Company's principal activities include Commercial Banking and Equipment Leasing. Commercial banking offers a broad range of banking products and services, including credit, cash management, investment, deposit and trust products. The Equipment Leasing segment offers leasing programs for computers, telecommunications equipment, telephone systems, business furniture, manufacturing equipment, materials handling equipment and other capital equipment.

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

Results of operation and selected financial information by operating segment are as follows:

                           Quarter Ended March 31,
                           -----------------------
                               1999        1998
                           -----------------------
                            (Dollars in thousands)

Total interest income:
  Commercial Banking       $  6,923       $  5,437
  Equipment Leasing             287            214
  All other                       6              2
  Elimination's                (301)          (276)
                           ---------      ---------
Consolidated               $  6,915       $  5,377
                           =========      =========

Total interest expense:
  Commercial Banking       $  2,392       $  1,861
  Equipment Leasing             306            276
  All other                     -              159
  Elimination's                (302)          (278)
                           ---------      ---------
Consolidated               $  2,396       $  2,018
                           =========      =========

Other noninterest income:
  Commercial Banking       $    485       $    340
  Equipment Leasing             632            723
  All other                   1,240            877
  Elimination's              (1,239)          (935)
                           ---------      ---------
Consolidated               $  1,118       $  1,005
                           =========      =========

Net Income:
  Commercial Banking       $  1,058       $    761
  Equipment Leasing             (13)            41
  All other                   1,007            586
  Elimination's              (1,045)          (801)
                           ----------     ---------
Consolidated               $  1,007       $    587
                           ==========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

        Net earnings available to common shareholders were $1,007,000 for the quarter ended March 31, 1999 compared with $547,000 for the quarter ended March 31, 1998, an increase of 84%. Earnings per share on a fully diluted basis for the first quarter were $0.15, versus $0.10 for the same period a year ago, an increase of 50%.

        On an operating basis, before the amortization of goodwill, consolidated net income for the three month periods was $1,117,000 and $696,000 in 1999 and 1998, respectively, or $0.16 and $0.13 per diluted share, respectively. Return of average tangible assets was 1.23% in the first quarter of 1999 compared with 1.09% in the first quarter of 1998. Return of average common shareholders' equity was 10.82% for the quarter ended March 31, 1999, versus 12.98% for the quarter ended March 31, 1998.

Consolidated Condensed Balance Sheets

        The Company's total assets increased by $14.6 million to $381.2 million as of March 31, 1999, from $366.6 as of December 31, 1998. A healthy Colorado economy continues to fuel the Company's strong loan growth, particularly in the Boulder, Denver, and West Metro markets. In the first three months of 1999, the loan and lease portfolio (net) increased by $20.6 million, from $223.3 million at December 31, 1998 to $243.9 million as of March 31, 1999. Investment securities were $96.6 million as of March 31, 1999 compared to $107.9 million as of December 31, 1998. The decrease in the investment portfolio was the result of the Company utilizing funding resources to support stronger than anticipated loan demand, versus investment purchases.

        Deposits increased by $14.2 million to $287.2 million as of March 31, 1999, from $273.0 million as of December 31, 1998. Noninterest-bearing deposits decreased by $4.2 million, and interest-bearing deposits increased by $18.4 million. Low cost demand deposits comprised 32% of total deposits as of March 31, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $8.0 million in the first three months of 1999.

Results of Operations

Net Interest Income

        Net interest income before provision for loan and lease losses was $4.5 million for the quarter ended March 31, 1999, an increase of $1.1 million or 32% compared with the quarter ended March 31, 1998. The net interest margin was 5.35% for the quarter ended March 31, 1999, down from 5.66% for the quarter ended March 31, 1998. This decline corresponds with industry-wide pressures on the net interest margin, and resulted primarily from a higher portion of fixed rate real-estate term loans versus commercial loans in the portfolio, as well as a lower weighting of noninterest bearing demand accounts in the deposit mix. Growth of the Company's average earning assets helped mitigate the margin compression. Average earning assets increased by 44% to $342.4 million for the first quarter, 1999, from $237.3 million for the first quarter, 1998.

Provision and Allowance for Loan Losses

        The provision for loan and lease losses decreased by $48,000 to $303,000 for the three months ended March 31, 1999, from $351,000 for the three months ended March 31, 1998. The decrease relates to the Company's sustained credit quality. Key indicators of asset quality have remained positive, while average outstanding loan amounts have increased to $237.8 million for the first quarter, 1999, from $173.5 million for the first quarter, 1998.

        The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The Company maintains an allowance for loan losses based upon, among other things, such factors as the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors the Company's asset quality and will charge-off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1999, the allowance for loan losses amounted to $3.5 million, or 1.41% of total loans and leases. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.


                                                   Quarter Ended      Year Ended
                                                     March 31,       December 31,
                                                       1999              1998
                                                  --------------    ---------------
                                                       (Dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period                         $ 3,271          $ 2,248
                                                  ----------------  ---------------
Charge-offs:
       Commercial                                               4              200
       Real estate -- mortgage                                 51                -
       Real estate -- construction                              4                -
       Consumer                                                20               32
       Direct financing leases                                  -                4
                                                  ----------------  ---------------
            Total charge-offs                                  79              236
                                                  ----------------  ---------------
Recoveries:
       Commercial                                               3               66
       Real estate -- mortgage                                  -                -
       Real estate -- construction                              -                -
       Consumer                                                 -                5
       Direct financing leases                                  -                -
                                                  ----------------  ---------------
            Total recoveries                                    3               71
                                                  ----------------  ---------------
Net charge-offs                                               (76)            (165)
Provisions for loan and lease losses
    charged to operations                                     303            1,188
                                                  ----------------  ---------------
Balance of allowance for loan and lease
    losses at end of period                               $ 3,498          $ 3,271
                                                  ================  ===============
Ratio of net charge-offs to average
    loans and leases                                        ( .03%)          ( .08%)
Average loans and leases outstanding during
    the period                                          $ 237,830        $ 197,851
                                                  ================  ===============

Noninterest Income

        Total noninterest income increased by $113,000 to $1,118,000 for the three months ended March 31, 1999, from $1,005,000 for the three months ended March 31, 1998. The increase was primarily attributable to increases in deposit service charges, trust fees, and a one-time gain of $44,000 ($28,000 after tax) resulting from the sale of a U.S. Treasury security. Offsetting the total increase in noninterest income was a decline in operating lease rentals of $119,000.

Noninterest Expense

        Total noninterest expense increased by $692,000 to $3,707,000 for the three months ended March 31, 1999, from $3,015,000 for the three months ended March 31, 1998. However, the efficiency ratio before goodwill decreased to 65% for quarter ended March 31, 1999 from 67% for the comparable period in 1998.

        The increase in noninterest expense was primarily attributed to personnel and occupancy expenses necessary to accommodate the Company's growth. As their operations expanded, costs increased, quarter over quarter, for the West Metro location and the Community Trust Division established in the first quarter of 1998. The data processing system conversion, completed in the second quarter of 1998, as well as other on-going technological upgrades also contributed to a higher level of noninterest expense. In addition, the Company opened its sixth location in the Denver Technological Center in September of 1998.


Nonperforming assets

        The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonperforming assets were $514,000 as of March 31, 1999, compared with $467,000 as of December 31, 1998 and $1,236,000 as of March 31, 1998. The
following table presents information regarding nonperforming assets as of the dates indicated:

                                                                         Quarter Ended      Year Ended     Quarter Ended
                                                                           March 31,       December 31,      March 31,
                                                                             1999              1998            1998
                                                                        ----------------  --------------- ----------------
                                                                                      (Dollars in thousands)
Nonperforming loans and leases:
       Loans and leases 90 days or more delinquent and still accruing
          interest                                                        $           -    $           4   $            -
       Nonaccrual loans and leases                                                  514              125              441
       Restructured loans and leases                                                  -              338              795
                                                                        ----------------  --------------- ----------------
             Total nonperforming loans and leases                                   514              467            1,236
Real estate acquired by foreclosure                                                   -                -                -
                                                                        ----------------  --------------- ----------------
             Total nonperforming assets                                   $         514    $         467   $        1,236
                                                                        ================  =============== ================
Allowance for loan and lease losses                                       $       3,498    $       3,271   $        2,630
                                                                        ================  =============== ================
Ratio of nonperforming assets to total assets                                      0.13%            0.13%            0.45%
Ratio of nonperforming loans and leases to total loans and leases                  0.21%            0.21%            0.68%
Ratio of allowance for loan and lease losses to total loans and
       leases                                                                      1.41%            1.44%            1.45%
Ratio of allowance for loan and lease losses to nonperforming loans
       and leases                                                                680.54%          700.43%          212.78%


Liquidity and Capital Resources

        The Company's liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

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

        State of Readiness. The Company is well underway with its "Year 2000 Program" efforts. The Company has a Year 2000 Committee that oversees issues relating to its Year 2000 Program. In June 1998, the Company converted to the Jack Henry System, a data processing system that provides the Company with the ability to deliver upgraded P.C. banking, a voice response system and check and document imaging. The Jack Henry System is designed to be year 2000 compliant. The renovation phase for other mission critical components was completed by December 31, 1998. Renovation for non-mission critical components was completed during the first quarter of 1999. The validation phase for mission critical components, including the Jack Henry System, was completed in first quarter 1999 and for non-critical components is expected to be completed by the end of second quarter 1999. The Company utilizes third party servicers for some of its information and data processing needs, and it is monitoring the progress of these entities in addressing the Year 2000 Issue. The Company expects, but cannot guarantee, that all of these third party servicers will be compliant during the second quarter of 1999. Validation of these third-party provided systems is expected to be completed during the second quarter of 1999. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers and security systems. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems in an effort to make them compliant during 1999.

        Costs. In order to achieve and confirm year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it has replaced, in the ordinary course of business, a substantial portion of its core banking systems during the past five years with year 2000 compliant software. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 Program has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $1.9 million, of which $586,000 has been incurred through March 31, 1999, including approximately $364,000 incurred in converting to the Jack Henry System. In addition, a significant portion of the Company's personal computers have been replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to have been $198,000, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

        Risks. If the Company's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, due to Year 2000 issues or any other reason. Although the Company has surveyed and is presently reviewing the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness, the Company cannot control or predict whether such customers' remediation efforts will be successful .

        Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that its remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans outline the steps that will be taken to remediate the situation and minimize the effect on customers and losses to the Company. These plans are complete and will be tested prior to the third quarter of 1999.

Forward Looking Statements

        The discussion in this report contains forward-looking statements, including, without limitation, statements relating to the Company's Year 2000 compliance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filing with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Data Processing Systems and Year 2000 Compliance" in this report.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

(a)     Exhibits

        10.28 Lease Agreement between Edwards Interchange II, LLC and Colorado Business Bank, National Association

        10.29 Office Lease between Bank One, Colorado, N.A., as Trustee for the Frank G. Jamison Trust, dated September 2, 1956 and Colorado Business Bank, N.A.

        27.1   Financial Data Schedule as of March 31, 1999.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     COLORADO BUSINESS BANKSHARES, INC.


Date:  May 14, 1999    By:  /s/  Steven Bangert
       ------------    ----------------------------------------------------
                       Steven Bangert, Chief Executive Officer and Chairman


Date:  May 14, 1999    By:  /s/  Richard J. Dalton
       ------------    ----------------------------------------------------
                       Richard J. Dalton, Executive Vice President and
                       Chief Financial Officer