Form 10QSB
period 1999-06-30
COLORADO BUSINESS BANKSHARES INC
filed 1999-08-16
CIK 1028734

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     ------------------------------------

                     Commission file number     000-24445

                     ------------------------------------

                      COLORADO BUSINESS BANKSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

                 COLORADO                            84-0826324
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

             821 l7th Street
               Denver, CO                               80202
 (Address of principal executive offices)            (Zip Code)

                                (303)  293-2265
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

                           Yes   X     No
                                ---       ---


There were 6,673,481 shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 10, 1999.

Transitional Small Business Disclosure Format

                           Yes         No  X
                                ---       ---

================================================================================

                      COLORADO BUSINESS BANKSHARES, INC.



                        PART I.  FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.    Financial Statements                                               1

Item 2.    Management's Discussion and Analysis or Plan of Operation          7

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                               None

Item 2.    Changes in Securities and Use of Proceeds                       None

Item 3.    Defaults Upon Senior Securities                                 None

Item 4.    Submission of Matters to a Vote of Security Holders             None

Item 5.    Other information                                               None

Item 6.    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   17

PART I - FINANCIAL INFORMATION

                               COLORADO BUSINESS BANKSHARES, INC.
                             Consolidated Condensed Balance Sheets
                        June 30, 1999 (unaudited) and December. 31, 1998

                                                                                             June 30,              December 31,
                                                                                               1999                    1998
                                                                                           ------------            ------------
                                                                                            (unaudited)
                                             ASSETS
Cash and due from banks                                                                    $ 20,940,000            $ 20,058,000
Federal funds sold                                                                                    -                       -
                                                                                           ------------            ------------
        Total cash and cash equivalents                                                      20,940,000              20,058,000
                                                                                           ------------            ------------
Investment securities available for sale (cost of $100,717,000 (unaudited) and
        $95,994,000, respectively)                                                           99,623,000              96,463,000
Investment securities held to maturity (fair value of $8,375,000 (unaudited) and
        $9,481,000, respectively)                                                             8,339,000               9,370,000
Other investments                                                                             2,514,000               2,104,000
                                                                                           ------------            ------------
        Total investments                                                                   110,476,000             107,937,000
                                                                                           ------------            ------------
Loans and leases, net                                                                       274,157,000             223,279,000
Excess of cost over fair value of net assets acquired, net                                    4,462,000               4,682,000
Investment in operating leases                                                                3,623,000               4,180,000
Premises and equipment, net                                                                   3,319,000               2,884,000
Accrued interest receivable                                                                   1,853,000               1,597,000
Deferred income taxes                                                                         1,590,000                 934,000
Other                                                                                           937,000                 999,000
                                                                                           ------------            ------------
TOTAL ASSETS                                                                               $421,357,000            $366,550,000
                                                                                           ============            ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                                 $102,842,000            $ 95,169,000
    NOW and money market                                                                    109,228,000             101,455,000
    Savings                                                                                   6,564,000               6,931,000
    Certificates of deposit                                                                  91,534,000              69,473,000
                                                                                           ------------            ------------
        Total deposits                                                                      310,168,000             273,028,000
Federal funds purchased                                                                       3,300,000               3,500,000
Securities sold under agreements to repurchase                                               50,144,000              24,956,000
Other liabilities                                                                             2,019,000               1,774,000
Advances from the Federal Home Loan Bank                                                     17,050,000              26,120,000
Note payable                                                                                    189,000                       -
                                                                                           ------------            ------------
        Total liabilities                                                                   382,870,000             329,378,000
Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,673,481 (unaudited)
        issued and outstanding                                                                   67,000                  67,000
    Additional paid-in capital                                                               29,839,000              29,839,000
    Retained earnings                                                                         9,267,000               6,972,000
    Accumulated other comprehensive income, net of income tax
        of ($411,000) (unaudited) and $172,000, respectively                                   (686,000)                294,000
                                                                                           ------------            ------------
        Total shareholders' equity                                                           38,487,000              37,172,000
                                                                                           ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $421,357,000            $366,550,000
                                                                                           ============            ============

    See accompanying notes to consolidated condensed financial statements.

                COLORADO BUSINESS BANKSHARES, INC.
    Consolidated Statements of Income and Comprehensive Income
                           (unaudited)

                                                                       Three Months Ended                Six Months Ended
                                                                           June 30,                           June 30,
                                                                 ----------------------------------------------------------------
                                                                     1999              1998             1999              1998
                                                                 -----------       -----------      ------------      -----------
INTEREST INCOME:
      Interest and fees on loans and leases                      $ 6,053,000       $ 4,888,000      $ 11,437,000      $ 9,256,000
      Interest on investments                                      1,606,000           904,000         3,137,000        1,913,000
                                                                 -----------       -----------      ------------      -----------
          Total interest income                                    7,659,000         5,792,000        14,574,000       11,169,000

INTEREST EXPENSE:
      Interest on deposits                                         2,016,000         1,694,000         3,762,000        3,351,000
      Interest on short-term borrowings & FHLB advances              680,000           392,000         1,330,000          594,000
      Interest on note payable                                             -           142,000                 -          301,000
                                                                 -----------       -----------      ------------      -----------
          Total interest expense                                   2,696,000         2,228,000         5,092,000        4,246,000

NET INTEREST INCOME BEFORE PROVISION FOR
          LOAN AND LEASE LOSSES                                    4,963,000         3,564,000         9,482,000        6,923,000
Provision for loan and lease losses                                  332,000           370,000           635,000          721,000
                                                                 -----------       -----------      ------------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
          LOAN AND LEASE LOSSES                                    4,631,000         3,194,000         8,847,000        6,202,000
                                                                 -----------       -----------      ------------      -----------
OTHER INCOME:
      Service charges                                                284,000           219,000           540,000          447,000
      Operating lease income                                         551,000           545,000         1,138,000        1,251,000
      Other income                                                   260,000           222,000           535,000          293,000
                                                                 -----------       -----------      ------------      -----------
          Total other income                                       1,095,000           986,000         2,213,000        1,991,000
                                                                 -----------       -----------      ------------      -----------
OTHER EXPENSE:
      Salaries and employee benefits                               2,091,000         1,679,000         4,029,000        3,258,000
      Occupancy expenses, premises and equipment                     630,000           460,000         1,211,000          804,000
      Depreciation on leases                                         487,000           448,000           983,000          916,000
      Amortization of intangibles                                    111,000           114,000           221,000          223,000
      Other                                                          513,000           422,000         1,095,000          937,000
                                                                 -----------       -----------      ------------      -----------
          Total other expense                                      3,832,000         3,123,000         7,539,000        6,138,000
                                                                 -----------       -----------      ------------      -----------
INCOME BEFORE INCOME TAXES                                         1,894,000         1,057,000         3,521,000        2,055,000
Provision for income taxes                                           752,000           422,000         1,372,000          833,000
                                                                 -----------       -----------      ------------      -----------
NET INCOME                                                       $ 1,142,000       $   635,000      $  2,149,000      $ 1,222,000
                                                                 ===========       ===========      ============      ===========
UNREALIZED (DEPRECIATION) APPRECIATION ON
   AVAILABLE FOR SALE SECURITIES, net of tax                        (892,000)          115,000          (980,000)         158,000
                                                                 ===========       ===========      ============      ===========
COMPREHENSIVE INCOME                                             $   250,000       $   750,000      $  1,169,000      $ 1,380,000
                                                                 ===========       ===========      ============      ===========
EARNINGS PER SHARE:
      Basic                                                      $      0.17       $      0.11      $       0.32      $      0.23
                                                                 ===========       ===========      ============      ===========
      Diluted                                                    $      0.17       $      0.11      $       0.31      $      0.22
                                                                 ===========       ===========      ============      ===========

                See notes to consolidated financial statements.

                   COLORADO BUSINESS BANKSHARES, INC.
                  Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 1999 and 1998
                               (unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                  -------------------------------
                                                                                     1999                1998
                                                                                  -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 2,149,000          $ 587,000
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net amortization on securities                                                  137,000             61,000
      Depreciation and amortization                                                 1,653,000            713,000
      Provision for loan and lease losses                                             635,000            351,000
      Deferred income taxes                                                           (72,000)          (107,000)
      Loss (gain) on sale of premises and equipment                                   (29,000)                 -
Changes in:
      Accrued interest receivable                                                    (257,000)            86,000
      Other assets                                                                     62,000            105,000
      Accrued interest and other liabilities                                          391,000            269,000
                                                                                 ------------       ------------
           Net cash provided by operating activities                                4,669,000          2,065,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                (410,000)                 -
      Purchase of available for sale securities                                   (35,354,000)        (2,970,000)
      Proceeds from maturities of held to maturity securities                       2,604,000          1,611,000
      Proceeds from maturities and sale of available for
           sale securities                                                         28,926,000          3,066,000
      Loan and lease originations and repayments, net                             (52,022,000)       (16,025,000)
      Purchase of premises and equipment                                             (889,000)          (954,000)
      Proceeds from sale of premises and equipment                                    111,000              1,000
                                                                                 ------------       ------------
           Net cash used in investing activities                                  (57,034,000)       (15,271,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
           and savings accounts                                                    15,079,000          1,325,000
      Net increase (decrease) in certificates of deposit                           22,061,000         (1,788,000)
      Net (decrease) increase in federal funds purchased                             (200,000)         5,000,000
      Net increase in securities sold under agreements
           to repurchase                                                           25,188,000          3,061,000
      Advances from (payments to) the Federal Home Loan Bank                       (9,070,000)                 -
      Change in notes payable                                                         189,000                  -
      Dividends paid on preferred stock                                                     -            (40,000)
      Proceeds from options exercised                                                       -            400,000
                                                                                 ------------       ------------
           Net cash provided by financing activities                               53,247,000          7,958,000

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                     882,000         (5,248,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                       20,058,000         27,775,000
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                     $ 20,940,000       $ 22,527,000
                                                                                 ============       ============

             See notes to consolidated financial statements.

              Colorado Business Bankshares, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.      Consolidated Condensed Financial Statements

        The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), its wholly owned subsidiary, Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing" and, collectively with Parent and Bank, the "Company").

        All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by reference to, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

        The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.      Earnings per Common Share

        Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                               Three Months Ended                     Six Months Ended
                                                                      June 30,                            June 30,
                                                       -----------------------------------   ------------------------------------
                                                             1999               1998               1999               1998
                                                       ----------------     -------------    ----------------   ----------------

Net income                                                  $ 1,142,000        $  635,000         $ 2,149,000        $ 1,222,000

Less:  Preferred stock dividends                                      -            37,000                   -             78,000
                                                       ----------------    --------------    ----------------   ----------------
Income available to common shareholders                     $ 1,142,000        $  598,000         $ 2,149,000        $ 1,144,000
                                                       ================    ==============    ================   ================

Weighted average shares outstanding -
     basic earnings per share                                 6,673,481         5,205,006           6,673,481          5,074,225

Effect of dilutive securities - stock options                   188,220           187,130             189,514            232,583
                                                       ----------------    --------------    ----------------   ----------------

Weighted average shares outstanding -
     diluted earnings per share                               6,861,701         5,392,136           6,862,995          5,306,808
                                                       ================    ==============    ================   ================
Earnings per common share - Diluted                         $      0.17        $     0.11         $      0.31        $      0.22
                                                       ================    ==============    ================   ================

                                       4

3.      Recent Accounting Pronouncements

        SFAS No. 133, "Accounts for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the consolidated financial statements.

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

        The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally the Commercial Banking division's funding of Equipment Leasing activity, are generally charged at the Commercial Banking division's marginal cost of funds.

Results of operations and selected financial information by operating segment are as follows:

                                           Three Months Ended             Six Months Ended
                                                June 30,                     June 30,
                                        --------------------------  ----------------------------
                                           1999          1998           1999            1998
                                        -----------   -----------   ------------    ------------
                                                         (Dollars in thousands)
Total interest income:
     Commercial Banking                     $ 7,575       $ 5,854       $ 14,499        $ 11,294
     Equipment Leasing                          387           176            674             389
     All other                                    7             7             13               9
     Elimination's                             (310)         (245)          (612)           (523)
                                        -----------   -----------   ------------    ------------
Consolidated                                $ 7,659       $ 5,792       $ 14,574        $ 11,169
                                        ===========   ===========   ============    ============

Total interest expense:
     Commercial Banking                     $ 2,692       $ 2,083        $ 5,084         $ 3,947
     Equipment Leasing                          314           248            620             523
     All other                                    -           142              -             301
     Elimination's                             (310)         (245)          (612)           (525)
                                        -----------   -----------   ------------    ------------
Consolidated                                $ 2,696       $ 2,228        $ 5,092         $ 4,246
                                        ===========   ===========   ============    ============

Other noninterest income:
     Commercial Banking                       $ 569         $ 387        $ 1,054           $ 726
     Equipment Leasing                          598           647          1,230           1,369
     All other                                1,379           873          2,620           1,750
     Elimination's                           (1,451)         (921)        (2,691)         (1,854)
                                        -----------   -----------   ------------    ------------
Consolidated                                $ 1,095         $ 986        $ 2,213         $ 1,991
                                        ===========   ===========   ============    ============
Net Income:
     Commercial Banking                     $ 1,184         $ 828        $ 2,242         $ 1,589
     Equipment Leasing                           71           (32)            58               9
     All other                                1,142           635          2,149           1,221
     Elimination's                           (1,255)         (796)        (2,300)         (1,597)
                                        -----------   -----------   ------------    ------------
Consolidated                                $ 1,142         $ 635        $ 2,149         $ 1,222
                                        ===========   ===========   ============    ============

Item 2.  Management's Discussion and Analysis or Plan of Operation


Overview

        Net earnings available to common shareholders were $1,142,000 for the quarter ended June 30, 1999 compared with $598,000 for the quarter ended June 30, 1998, an increase of 91%. Earnings per share on a fully diluted basis for the second quarter were $0.17, versus $0.11 for the same period a year ago, an increase of 55%. For the six months ended June 30, 1999, net earnings available to common shareholders were $2,149,000, an increase of $1,005,000, or 88%, from the first six months of 1998. Earnings per share on a fully diluted basis for the six months ended June 30, 1999 were $0.31, compared with $0.22 for the same period a year ago, an increase of 41%.

        On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the three months ended June 30, 1999 and 1998, was $1,252,000 and $707,000, or $0.18 and $0.13
per diluted share, respectively. Return on average tangible assets was 1.23% in the second quarter of 1999 compared with 1.11% in the second quarter of 1998. Return on average common shareholders' equity was 11.81% for the quarter ended June 30, 1999, versus 13.17% for the quarter ended June 30, 1998. For the first six months of 1999 and 1998, respectively, returns on average tangible assets were 1.23% and 1.08%, and returns on average common shareholders' equity were 11.32% and 13.56%.

Consolidated Condensed Balance Sheets

        The Company's total assets increased by $54.8 million to $421.4 million as of June 30, 1999, from $366.6 as of December 31, 1998. A robust Colorado economy continues to fuel the Company's strong loan growth, particularly in the Boulder, Denver, Vail Valley, and West Metropolitan Denver ("West Metro") markets. In the first six months of 1999, the loan and lease portfolio (net) increased by $50.9 million, from $223.3 million at December 31, 1998 to $274.2 million as of June 30, 1999. Investment securities were $110.5 million as of June 30, 1999 compared to $107.9 million as of December 31, 1998. Growth in the investment portfolio has been limited as the Company has utilized its funding resources to support stronger than anticipated loan demand, rather than to support investment purchases.

        Deposits increased by $37.2 million to $310.2 million as of June 30, 1999, from $273.0 million as of December 31, 1998. Noninterest-bearing deposits increased by $7.7 million, and interest-bearing deposits increased by $29.5 million. Low cost demand deposits comprised 33% of total deposits as of June 30, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $25.0 million in the first six months of 1999 to $53.4 million. Of this total, $32.6 million are repurchase agreements transacted on behalf of the Company's customers and are not considered a wholesale borrowing source.

Results of Operations

Net Interest Income

        Net interest income before provision for loan and lease losses was $5.0 million for the quarter ended June 30, 1999, an increase of $1.4 million, or 39%, compared with the quarter ended June 30, 1998. Yields on the Company's interest-earning assets declined by 100 basis points to 8.01% for the three months ended June 30, 1999, down from 9.01% for the three months ended June 30, 1998. Rates paid on interest-bearing liabilities declined by only 61 basis points during this same period. The net interest margin was 5.26% for the quarter ended June 30, 1999, down from 5.62% for the quarter ended June 30, 1998. This decline corresponds with industry-wide pricing pressures, and resulted primarily from a higher proportionate share of fixed rate real-estate term loans, as compared to commercial loans, in the portfolio. However, growth of the Company's average earning assets helped mitigate the margin compression. Average earning assets increased by 49% to $378.4 million for the second quarter, 1999, from $254.4 million for the second quarter, 1998.

        Net interest income before provision for loan and lease losses was $9.5 million for the six months ended June 30, 1999, an increase of $2.6 million, or 37%, compared with the six months ended June 30, 1998. The net interest margin was 5.30% for the first six months of 1999, down from 5.68% for the same period in 1998.

        The following tables set forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998.

                                                                    Three months ended June 30,
                                                  ------------------------------------------------------------------
                                                                1999                              1998
                                                  ---------------------------------  -------------------------------
                                                                Interest  Average                 Interest  Average
                                                    Average      earned    yield      Average      earned    yield
                                                    balance     or paid   or cost     balance     or paid   or cost
                                                  ------------  --------  --------   ----------   --------  -------
                                                                        (Dollars in thousands)
ASSETS:
Federal funds sold                                     $ 3,925      $ 45     4.54%        $ 530        $ 7    5.22%
Investment securities                                  111,070     1,560     5.56%       62,440        897    5.68%
Loans and leases                                       266,999     6,054     8.97%      194,231      4,888    9.96%
Allowance for loan and lease losses                     (3,591)        -     0.00%       (2,782)         -    0.00%
                                                  ------------  --------             ----------   --------
     Total interest-earning assets                     378,403     7,659     8.01%      254,419      5,792    9.01%
Noninterest-earning assets:
     Cash and due from banks                            20,145                           18,452
     Other                                              14,890                           11,665
                                                  ------------                       ----------
           Total assets                              $ 413,438                        $ 284,536
                                                  ============                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     NOW and money market accounts                   $ 118,036     $ 926     3.15%     $ 81,530      $ 687    3.38%
     Savings                                             6,363        35     2.21%        5,796         38    2.63%
     Certificates of deposit:
       Under $100,000                                   26,125       327     5.02%       19,513        266    5.47%
       $100,000 and over                                58,171       728     5.02%       49,358        703    5.71%
                                                  ------------  --------             ----------   --------
     Total interest-bearing deposits                   208,695     2,016     3.87%      156,197      1,694    4.35%
Short-term borrowings:
     Securities and loans sold under agreements
       to repurchase and federal funds purchased        47,345       516     4.31%       26,288        346    5.21%
     FHLB advances & notes payable                      12,246       164     5.30%        2,279         46    7.98%
Long-term borrowings                                         -         -     0.00%        7,690        142    7.31%
                                                  ------------  --------             ----------   --------
       Total interest-bearing liabilities              268,286     2,696     4.02%      192,454      2,228    4.63%
Noninterest-bearing demand accounts                    103,069                           69,989
                                                  ------------                       ----------
       Total deposits and interest-bearing
         liabilities                                   371,355                          262,443
Other noninterest-bearing liabilities                    3,282                            1,449
                                                  ------------                       ----------
           Total liabilities                           374,637                          263,892
Shareholders' equity                                    38,801                           20,644
                                                  ------------                       ----------
       Total liabilities and shareholders'
         equity                                      $ 413,438                        $ 284,536
                                                  ============                       ==========
Net interest income                                              $ 4,963                           $ 3,564
                                                                ========                          ========
Net interest spread                                                          3.99%                            4.38%
                                                                          ========                          =======
Net interest margin                                                          5.26%                            5.62%
                                                                          ========                          =======
Ratio of average interest-bearing assets to
     average interest-bearing liabilities              141.04%                          132.20%
                                                  ============                       ==========

                                                                        Six months ended June 30,
                                                  ------------------------------------------------------------------
                                                                 1999                               1998
                                                  ---------------------------------  -------------------------------
                                                                Interest   Average                Interest  Average
                                                    Average      earned     yield     Average      earned    yield
                                                    balance     or paid    or cost    balance     or paid   or cost
                                                  ------------  --------- ---------  -----------  --------- --------
                                                                         (Dollars in thousands)
ASSETS:
Federal funds sold                                $      3,780  $     88     4.63%    $   3,588   $     95    5.29%
Investment securities                                  107,691     3,049     5.63%       60,888      1,818    5.94%
Loans and leases                                       252,495    11,437     9.01%      183,985      9,256   10.01%
Allowance for loan and lease losses                     (3,471)        -     0.00%       (2,599)         -    0.00%
                                                  ------------  ---------             ---------   --------
     Total interest-earning assets                     360,495    14,574     8.04%      245,862     11,169    9.04%
Noninterest-earning assets:
     Cash and due from banks                            17,987                           16,602
     Other                                              15,007                           11,836
                                                  ------------                        ---------
           Total assets                           $    393,489                        $ 274,300
                                                  ============                        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     NOW and money market accounts                $    111,219   $ 1,692     3.07%    $  80,491    $ 1,339    3.35%
     Savings                                             6,692        73     2.20%        5,950         78    2.64%
     Certificates of deposit:
       Under $100,000                                   28,191       706     5.05%       19,185        512    5.38%
       $100,000 and over                                51,686     1,291     5.04%       50,653      1,422    5.66%
                                                  ------------  ---------             ---------   --------
     Total interest-bearing deposits                   197,788     3,762     3.84%      156,279      3,351    4.32%
Short-term borrowings:
     Securities and loans sold under agreements
       to repurchase and federal funds purchased        43,606       936     4.27%       21,482        495    4.58%
     FHLB advances & notes payable                      14,844       394     5.28%        2,784         99    7.07%
Long-term borrowings                                         -         -     0.00%        5,479        301   10.93%
                                                  ------------  ---------             ---------   --------
       Total interest-bearing liabilities              256,238     5,092     3.99%      186,024      4,246    4.59%
Noninterest-bearing demand accounts                     96,432                           67,309
                                                  ------------                        ---------
       Total deposits and interest-bearing
         liabilities                                   352,670                          253,333
Other noninterest-bearing liabilities                    2,543                            1,464
                                                  ------------                        ---------
           Total liabilities                           355,213                          254,797
Shareholders' equity                                    38,276                           19,503
                                                  ------------                        ---------
       Total liabilities and shareholders'
         equity                                      $ 393,489                        $ 274,300
                                                  ============                        =========
Net interest income                                              $ 9,482                           $ 6,923
                                                                 =======                           =======
Net interest spread                                                          4.05%                            4.45%
                                                                             ====                             ====

Net interest margin                                                          5.30%                            5.68%
                                                                             ====                             ====
Ratio of average interest-bearing assets to
     average interest-bearing liabilities               140.69%                          132.17%
                                                  ============                        =========

Noninterest Income

        Total noninterest income increased by $109,000 to $1,095,000 for the three months ended June 30, 1999, from $986,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, noninterest income was $2,213,000, compared with $1,991,000 for the same period in 1998. The increases were primarily attributable to increases in deposit service charges, trust fees, and other banking service related fees. Generally, increases in deposit service charges do not correspond with the growth in deposit balances. This is due to the fact that the Company provides its customers with the choice of either paying for services in cash or by maintaining additional non-interest bearing account balances.

Noninterest Expense

        Total noninterest expense increased by $709,000 to $3,832,000 for the three months ended June 30, 1999, up from $3,123,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, noninterest expense was $7,539,000, up from $6,138,000 for the six months ended June 30, 1998. During these same periods, however, the efficiency ratio before goodwill improved to 61% for the quarter ended June 30, 1999, up from 66% for the comparable period in 1998. The efficiency ratio for the first six months of 1999 was 63%, as compared to 67% in 1998.

        Theses increases in noninterest expense were primarily the result of additional personnel and occupancy expenses incurred to accommodate the Company's growth. Subsequent to June 1998, the company opened three new facilities. In addition, the data processing system conversion, which was completed in the second quarter of 1998, as well as other on-going technological upgrades, contributed to a higher level of noninterest expense.

Provision and Allowance for Loan Losses

        The provision for loan and lease losses decreased by $38,000 to $332,000 for the three months ended June 30, 1999, down from $370,000 for the three months ended June 30, 1998. The provision for loan and lease losses decreased by $86,000 to $635,000 for the six months ended June 30, 1999, down from $721,000 for the six months ended June 30, 1998. The decrease relates to the Company's sustained credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $267.0 million for the second quarter, 1999, up from $194.2 million for the second quarter, 1998.

        The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The Company maintains an allowance for loan losses based upon a number of factors, including, among others, the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of those loans that are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors the Company's asset quality and will charge-off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1999, the allowance for loan losses amounted to $3.8 million, or 1.38% of total loans and leases. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.



                                                      Six Months Ended            Year Ended
                                                            June 30,             December 31,
                                                             1999                   1998
                                                  -------------------------------------------
                                                               (Dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period                 $             3,271   $               2,248
                                                  -------------------   ---------------------
Charge-offs:
       Commercial                                                   4                     200
       Real estate-- mortgage                                      51                       -
       Real estate-- construction                                   4                       -
       Consumer                                                    20                      32
       Direct financing leases                                      -                       4
                                                  -------------------   ---------------------
            Total charge-offs                                      79                     236
                                                  -------------------   ---------------------
Recoveries:
       Commercial                                                   3                      66
       Real estate-- mortgage                                       -                       -
       Real estate-- construction                                   -                       -
       Consumer                                                     -                       5
       Direct financing leases                                      -                       -
                                                  -------------------   ---------------------
            Total recoveries                                        3                      71
                                                  -------------------   ---------------------
Net charge-offs                                                   (76)                   (165)
Provisions for loan and lease losses
    charged to operations                                         635                   1,188
                                                  -------------------   ---------------------
Balance of allowance for loan and lease
    losses at end of period                       $             3,830   $               3,271
                                                  ===================   =====================
Ratio of net charge-offs to average
    loans and leases                                              .03%                    .08%
Average loans and leases outstanding during
    the period                                    $           252,495   $             197,851
                                                  ===================   =====================

Nonperforming assets

        The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonperforming assets were $781,000 as of June 30, 1999, compared with $467,000 as of December 31, 1998 and $899,000 as of June 30, 1998. The
following table presents information regarding nonperforming assets as of the dates indicated:


                                                                                 June 30,       December 31,      June 30,
                                                                                  1999             1998            1998
                                                                         -------------------- ----------------  -----------
                                                                                           (Dollars in thousands)
Nonperforming loans and leases:
       Loans and leases 90 days or more delinquent
          and still accruing interest                                    $            -    $           4   $            -
       Nonaccrual loans and leases                                                  781              125              559
       Restructured loans and leases                                                  -              338              340
                                                                         --------------   --------------  ---------------
             Total nonperforming loans and leases                                   781              467              899
Real estate acquired by foreclosure                                                   -                -                -
                                                                         ==============   ==============  ===============
             Total nonperforming assets                                  $          781   $          467  $           899
                                                                         ==============   ==============  ===============
Allowance for loan and lease losses                                      $        3,830   $        3,271  $         2,869
                                                                         ==============   ==============  ===============
Ratio of nonperforming assets to total assets                                      0.19%            0.13%            0.29%
Ratio of nonperforming loans and leases to
       total loans and leases                                                      0.28%            0.21%            0.44%
Ratio of allowance for loan and lease losses to
       total loans and leases                                                      1.38%            1.44%            1.39%
Ratio of allowance for loan and lease losses to
       nonperforming loans and leases                                            490.40%          700.43%          319.13%

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

        The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $49 million. In addition, the Bank may apply for up to $11 million of State of Colorado time deposits. The Bank also has available a $53 million line of credit from the FHLB. Borrowings under the FHLB line would be secured by unpledged securities and other loans.

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

        State of Readiness. The Company is well underway with its "Year 2000 Program" efforts. The Company has a Year 2000 Committee that oversees issues relating to its Year 2000 Program. In June 1998, the Company converted to the Jack Henry System, a data processing system that provides the Company with the ability to deliver upgraded P.C. banking, a voice response system and check and document imaging. The Jack Henry System is designed to be year 2000 compliant. The renovation phase for other mission critical components was completed by December 31, 1998. Renovation for non-mission critical components was completed during the first quarter of 1999. The validation phase for mission critical components, including the Jack Henry System, was completed in first quarter 1999 and for non-critical components was completed in the second quarter 1999. The Company utilizes third party servicers for some of its information and data processing needs, and it is monitoring the progress of these entities in addressing the Year 2000 Issue. Validation of these third-party provided systems was completed during the second quarter of 1999. The Company expects, but cannot guarantee, that all of these third party servicers will continue to be compliant. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers and security systems. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems in an effort to make them compliant during 1999.

        Costs. In order to achieve and confirm year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it has replaced, in the ordinary course of business, a substantial portion of its core banking systems during the past five years with year 2000 compliant software. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 Program has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $1.9 million, of which $726,000 has been incurred through June 30, 1999, including approximately $470,000 incurred in converting to the Jack Henry System. In addition, a significant portion of the Company's personal computers have been replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to have been $198,000, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

        Risks.   If the Company's mission-critical applications are not
compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999 due to Year 2000 issues or any other reason. Although the Company has surveyed and is presently reviewing the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness, the Company cannot control or predict whether such customers' remediation efforts will be successful.

        Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that its remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans outline the steps that will be taken to remediate the situation and minimize the effect on customers and losses to the Company. These plans are complete and were tested in the second quarter of 1999.

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

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

      27.1  Financial Data Schedule as of June 30, 1999.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 1999.


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COLORADO BUSINESS BANKSHARES, INC.


Date:  August 13, 1999     By: /s/ Steven Bangert
                           ----------------------------------------------------
                           Steven Bangert, Chief Executive Officer and Chairman


Date:  August 13, 1999     By: /s/ Richard J. Dalton
                           ----------------------------------------------------
                           Richard J. Dalton, Executive Vice President and
                           Chief Financial Officer