Form 10QSB/A
period 1999-06-30
COLORADO BUSINESS BANKSHARES INC
filed 1999-11-12
CIK 1028734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                FORM 10-QSB / A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                      Commission file number   000-24445


                      COLORADO BUSINESS BANKSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

           COLORADO                                          84-0826324
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           821 l7th Street
           Denver, CO                                        80202
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

                            Yes   X        No _____
                                -----

There were 6,673,481 shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of August 10, 1999.

Transitional Small Business Disclosure Format

                            Yes _____      No   X
                                              -----

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



                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities and Use of Proceeds                          None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other information                                                  None

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  18

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 19, 1999, the following proposals were adopted by the margins indicated:

1. To elect three Class I directors to hold office for a three-year term expiring on the Annual Meeting of Shareholders occurring in 2002 or until the election and qualification of their respective successors.

                                    Number of Shares
                                    ----------------
                                   For          Withheld
                                   ---          --------
Jonathan C. Lorenz              5,618,593         5,200
Mark S. Kipnis                  5,618,593         5,200
Virginia K. Berkely             5,618,593         5,200

2. To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                                    Number of Shares
                                    ----------------
For                                     5,616,798
Withheld                                    6,995

     At the Annual Meeting of Shareholders, the following shareholder proposal was rejected by the margin indicated:

1. To eliminate the classes of the Board of Directors and to have all directors elected for one-year terms.

                                    Number of Shares
                                    ----------------
For                                       320,233
Against                                 4,421,356
Abstentions                                41,895

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COLORADO BUSINESS BANKSHARES, INC.


Date:  November 9, 1999     By:   /s/ Steven Bangert
       ----------------     ----------------------------------------------------
                            Steven Bangert, Chief Executive Officer and Chairman


Date:  November 9, 1999     By:   /s/ Richard J. Dalton
       ----------------     ----------------------------------------------------
                            Richard J. Dalton, Executive Vice President and
                            Chief Financial Officer