Form 10QSB
period 1999-09-30
COLORADO BUSINESS BANKSHARES INC
filed 1999-11-12
CIK 1028734

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                               Yes    X    No
                                    -----     -----


There were 6,673,481 shares of the issuer's Common Stock, $0.01 par value per share, outstanding as of November 12, 1999.

Transitional Small Business Disclosure Format
                               Yes         No   X
                                   -----      -----

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



                          PART II.  OTHER INFORMATION



Item 1.    Legal Proceedings                                           None

Item 2.    Changes in Securities and Use of Proceeds                   None

Item 3.    Defaults Upon Senior Securities                             None

Item 4.    Submission of Matters to a Vote of Security Holders         None

Item 5.    Other information                                           None

Item 6.    Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                               18

PART I - FINANCIAL INFORMATION

                      COLORADO BUSINESS BANKSHARES, INC.
                     Consolidated Condensed Balance Sheets
             September 30, 1999 (unaudited) and December 31, 1998

                                                                                              September 30,           December 31,
                                                                                                  1999                    1998
                                                                                            ----------------        ---------------
                                                                                              (unaudited)
                                             ASSETS
Cash and due from banks                                                                      $    25,102,000         $   20,058,000
Federal funds sold                                                                                         -                      -
                                                                                            ----------------        ---------------
        Total cash and cash equivalents                                                           25,102,000             20,058,000
                                                                                            ----------------        ---------------
Investment securities available for sale (cost of $94,055,000 (unaudited) and
        $95,994,000, respectively)                                                                92,791,000             96,463,000
Investment securities held to maturity (fair value of $7,816,000 (unaudited) and
        $9,481,000, respectively)                                                                  7,841,000              9,370,000
Other investments                                                                                  2,749,000              2,104,000
                                                                                            ----------------        ---------------
        Total investments                                                                        103,381,000            107,937,000
                                                                                            ----------------        ---------------
Loans and leases, net                                                                            303,423,000            223,279,000
Excess of cost over fair value of net assets acquired, net                                         4,353,000              4,682,000
Investment in operating leases                                                                     4,349,000              4,180,000
Premises and equipment, net                                                                        3,762,000              2,884,000
Accrued interest receivable                                                                        2,033,000              1,597,000
Deferred income taxes                                                                              1,733,000                934,000
Other                                                                                              1,187,000                999,000
                                                                                            ----------------        ---------------
TOTAL ASSETS                                                                                $    449,323,000        $   366,550,000
                                                                                            ================        ===============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                                  $    107,060,000        $    95,169,000
    NOW and money market                                                                         124,525,000            101,455,000
    Savings                                                                                        6,488,000              6,931,000
    Certificates of deposit                                                                       94,860,000             69,473,000
                                                                                            ----------------        ---------------
        Total deposits                                                                           332,933,000            273,028,000
Federal funds purchased                                                                            8,800,000              3,500,000
Securities sold under agreements to repurchase                                                    34,373,000             24,956,000
Other liabilities                                                                                  1,291,000              1,774,000
Advances from the Federal Home Loan Bank                                                          32,050,000             26,120,000
Note payable                                                                                         556,000                      -
                                                                                            ----------------        ---------------
        Total liabilities                                                                        410,003,000            329,378,000
Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,673,481 (unaudited)
        issued and outstanding                                                                        67,000                 67,000
    Additional paid-in capital                                                                    29,839,000             29,839,000
    Retained earnings                                                                             10,206,000              6,972,000
    Accumulated other comprehensive income, net of income tax
        of ($475,000) (unaudited) and $172,000, respectively                                        (792,000)               294,000
                                                                                            ----------------        ---------------
        Total shareholders' equity                                                                39,320,000             37,172,000
                                                                                            ----------------        ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $    449,323,000        $   366,550,000
                                                                                            ================        ===============

    See accompanying notes to consolidated condensed financial statements.

                COLORADO BUSINESS BANKSHARES, INC.

    Consolidated Statements of Income and Comprehensive Income
                           (unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
                                                               ------------------------------      ------------------------------
                                                                   1999               1998              1999              1998
                                                               -----------        -----------      ------------      ------------
INTEREST INCOME:
      Interest and fees on loans and leases                    $ 6,827,000        $ 5,179,000      $ 18,264,000      $ 14,435,000
      Interest on investments                                    1,640,000          1,081,000         4,777,000         2,994,000
                                                               -----------        -----------      ------------      ------------
          Total interest income                                  8,467,000          6,260,000        23,041,000        17,429,000
INTEREST EXPENSE:
      Interest on deposits                                       2,274,000          1,771,000         6,036,000         5,122,000
      Interest on short-term borrowings & FHLB advances            801,000            380,000         2,131,000           974,000
      Interest on note payable                                      18,000             14,000            18,000           315,000
                                                               -----------        -----------      ------------      ------------
          Total interest expense                                 3,093,000          2,165,000         8,185,000         6,411,000
NET INTEREST INCOME BEFORE PROVISION FOR
          LOAN AND LEASE LOSSES                                  5,374,000          4,095,000        14,856,000        11,018,000
Provision for loan and lease losses                                371,000            243,000         1,006,000           964,000
                                                               -----------        -----------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR
          LOAN AND LEASE LOSSES                                  5,003,000          3,852,000        13,850,000        10,054,000
                                                               -----------        -----------      ------------      ------------
OTHER INCOME:
      Service charges                                              307,000            245,000           847,000           692,000
      Operating lease income                                       604,000            556,000         1,742,000         1,807,000
      Other income                                                 229,000            345,000           764,000           638,000
                                                               -----------        -----------      ------------      ------------
          Total other income                                     1,140,000          1,146,000         3,353,000         3,137,000
                                                               -----------        -----------      ------------      ------------
OTHER EXPENSE:
      Salaries and employee benefits                             2,113,000          1,819,000         6,142,000         5,077,000
      Occupancy expenses, premises and equipment                   790,000            502,000         2,001,000         1,306,000
      Depreciation on leases                                       504,000            487,000         1,487,000         1,403,000
      Amortization of intangibles                                  110,000            109,000           331,000           332,000
      Other                                                        608,000            566,000         1,703,000         1,503,000
                                                               -----------        -----------      ------------      ------------
          Total other expense                                    4,125,000          3,483,000        11,664,000         9,621,000
                                                               -----------        -----------      ------------      ------------
INCOME BEFORE INCOME TAXES                                       2,018,000          1,515,000         5,539,000         3,570,000
Provision for income taxes                                         745,000            598,000         2,117,000         1,431,000
                                                               -----------        -----------      ------------      ------------
NET INCOME                                                     $ 1,273,000        $   917,000      $  3,422,000      $  2,139,000
                                                               -----------        -----------      ------------      ------------
UNREALIZED (DEPRECIATION) APPRECIATION ON
   AVAILABLE FOR SALE SECURITIES, net of tax                     (106,000)            86,000         (1,086,000)          244,000
                                                               ===========        ===========      ============      ============
COMPREHENSIVE INCOME                                           $ 1,167,000        $ 1,003,000      $  2,336,000      $  2,383,000
                                                               ===========        ===========      ============      ============
EARNINGS PER SHARE:
      Basic                                                    $      0.19        $      0.14      $       0.51      $       0.37
                                                               ===========        ===========      ============      ============
      Diluted                                                  $      0.19        $      0.13      $       0.50      $       0.35
                                                               ===========        ===========      ============      ============

                See notes to consolidated financial statements.

                      COLORADO BUSINESS BANKSHARES, INC.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                  (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            --------------------------------------
                                                                                   1999                1998
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $       3,422,000    $      2,139,000
Adjustments to reconcile net income to net cash provided
      by and used in operating activities:
      Net amortization on securities                                                  170,000             160,000
      Depreciation and amortization                                                 2,531,000           2,176,000
      Provision for loan and lease losses                                           1,006,000             964,000
      Deferred income taxes                                                          (152,000)           (234,000)
      Gain on sale of securities                                                      (44,000)           (113,000)
      Loss (gain) on sale of premises and equipment                                    (1,000)             34,000
Changes in:
      Accrued interest receivable                                                    (436,000)           (324,000)
      Other assets                                                                   (188,000)         (9,229,000)
      Accrued interest and other liabilities                                         (337,000)            404,000
                                                                            -----------------    -----------------
           Net cash provided by and used in operating activities                    5,971,000          (4,023,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                (645,000)             (2,000)
      Purchase of available for sale securities                                   (35,438,000)        (42,760,000)
      Proceeds from maturities of held to maturity securities                       2,996,000           4,331,000
      Proceeds from maturities and sale of available for
           sale securities                                                         35,785,000          20,177,000
      Loan and lease originations and repayments, net                             (82,920,000)        (46,953,000)
      Purchase of premises and equipment                                           (1,593,000)         (2,220,000)
      Proceeds from sale of premises and equipment                                    114,000             536,000
                                                                            -----------------    -----------------
           Net cash used in investing activities                                  (81,701,000)        (66,891,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
           and savings accounts                                                    34,518,000          28,265,000
      Net increase (decrease) in certificates of deposit                           25,387,000          (4,099,000)
      Net increase in federal funds purchased                                       5,300,000          17,000,000
      Net increase in securities sold under agreements
           to repurchase                                                            9,417,000           7,626,000
      Advances from the Federal Home Loan Bank                                      5,930,000           3,930,000
      Change in notes payable                                                         556,000          (7,500,000)
      Proceeds from issuance of common stock                                                -          17,523,000
      Redemption of preferred stock                                                         -          (1,500,000)
      Dividends paid on preferred stock                                                     -             (78,000)
      Dividends paid on common stock                                                 (334,000)                  -
      Proceeds from options exercised                                                       -             400,000
                                                                            -----------------    -----------------
           Net cash provided by financing activities                               80,774,000          61,567,000
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                   5,044,000          (9,347,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                       20,058,000          27,775,000
                                                                            -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                     $ 25,102,000        $ 18,428,000
                                                                            =================    =================


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

     The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.   Earnings per Common Share

     Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:



                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                       -----------------------------------   ------------------------------------
                                                             1999               1998               1999               1998
                                                       -----------------   ---------------   -----------------  -----------------
Net income                                             $      1,273,000    $      917,000    $      3,422,000   $      2,139,000

Less:  Preferred stock dividends                                      -                 -                   -             78,000
                                                       -----------------   ---------------   -----------------  -----------------
Income available to common shareholders                $       1,273,000   $      917,000    $      3,422,000   $      2,061,000
                                                       =================   ===============   =================  =================

Weighted average shares outstanding -
     basic earnings per share                                 6,673,481         6,673,481           6,673,481          5,613,164

Effect of dilutive securities - stock options                   190,375           204,352             189,804            223,069
                                                       -----------------   ---------------   -----------------  -----------------

Weighted average shares outstanding -
     diluted earnings per share                               6,863,856         6,877,833           6,863,285          5,836,233
                                                       =================   ===============   =================  =================

Earnings per common share - Diluted                    $           0.19    $        0.13     $           0.50   $           0.35
                                                       =================   ===============   =================  =================

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

4.   Comprehensive Income

     Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                           -----------------------------  -----------------------------
                                                               1999            1998           1999            1998
                                                           -------------   -------------  -------------   -------------
                                                                             (Dollars in Thousands)
Other comprehensive income (loss), before tax:
   Unrealized gain (loss) on available for sale
       securities arising during the period                $       (169)   $        250   $     (1,688)   $        502
   Reclassification adjustment for (gains) losses
       arising during the period                                      -            (113)           (44)           (113)
                                                           -------------   -------------  -------------   -------------

Other comprehensive income (loss), before tax                      (169)            137         (1,732)            389

Tax (expense) benefit related to items of
   other comprehensive income (loss)                                 63             (51)           646            (145)
                                                           -------------   -------------  -------------   -------------

Other comprehensive income (loss), net of tax              $       (106)   $         86   $     (1,086)   $        244
                                                           =============   =============  =============   =============

5.   Segments

     The Company's principal activities include Commercial Banking and Equipment Leasing. The Commercial Banking segment offers a broad range of banking products and services, including credit, cash management, investment, deposit and trust products. The Equipment Leasing segment offers leasing programs for computers, telecommunications equipment, telephone systems, business furniture, manufacturing equipment, materials handling equipment and other capital equipment.

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

     Results of operations and selected financial information by operating segment are as follows:

                                            Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                        ---------------------------   -----------------------------
                                           1999           1998            1999           1998
                                        ------------  -------------   -------------  --------------
                                                          (Dollars in thousands)
Total interest income:
     Commercial Banking                     $ 8,415        $ 6,246        $ 22,914        $ 17,540
     Equipment Leasing                          371            276           1,045             665
     All other                                    5             35              18              44
     Eliminations                              (324)          (297)           (936)           (820)
                                        ------------  -------------   -------------  --------------
Consolidated                                $ 8,467        $ 6,260        $ 23,041        $ 17,429
                                        ============  =============   =============  ==============

Total interest expense:
     Commercial Banking                     $ 3,088        $ 2,191         $ 8,172         $ 6,138
     Equipment Leasing                          329            271             949             795
     All other                                    -              -               -             301
     Eliminations                              (324)          (297)           (936)           (823)
                                        ------------  -------------   -------------  --------------
Consolidated                                $ 3,093        $ 2,165         $ 8,185         $ 6,411
                                        ============  =============   =============  ==============

Other noninterest income:
     Commercial Banking                       $ 558          $ 551         $ 1,612         $ 1,278
     Equipment Leasing                          632            569           1,862           1,938
     All other                                1,510          1,082           4,130           2,832
     Eliminations                            (1,560)        (1,056)         (4,251)         (2,911)
                                        ------------  -------------   -------------  --------------
Consolidated                                $ 1,140        $ 1,146         $ 3,353         $ 3,137
                                        ============  =============   =============  ==============

Net Income:
     Commercial Banking                     $ 1,328          $ 970         $ 3,569         $ 2,558
     Equipment Leasing                           38            (25)             96             (16)
     All other                                1,273            918           3,421           2,139
     Eliminations                            (1,366)          (946)         (3,664)         (2,542)
                                        ------------  -------------   -------------  --------------
Consolidated                                $ 1,273          $ 917         $ 3,422         $ 2,139
                                        ============  =============   =============  ==============

Item 2.  Management's Discussion and Analysis or Plan of Operation


Overview

     Net earnings available to common shareholders was $1,273,000 for the quarter ended September 30, 1999 compared with $917,000 for the quarter ended September 30, 1998, an increase of 39%. Earnings per share on a fully diluted basis for the third quarter was $0.19, versus $0.13 for the same period a year ago, an increase of 46%. For the nine months ended September 30, 1999, net earnings available to common shareholders was $3,422,000, an increase of $1,361,000, or 66%, from the first nine months of 1998. Earnings per share on a fully diluted basis for the nine months ended September 30, 1999 was $0.50, compared with $0.35 for the same period a year ago, an increase of 43%.

     On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the three months ended September 30, 1999 and 1998, was $1,383,000 and $1,026,000, or $0.20 and $0.15 per diluted share, respectively. Return on average tangible assets was 1.26% in the third quarter of 1999 compared with 1.33% in the third quarter of 1998. Return on average common shareholders' equity was 12.96% for the quarter ended September 30, 1999, versus 10.21% for the quarter ended September 30, 1998. For the first nine months of 1999 and 1998, respectively, return on average tangible assets was 1.24% and 1.17%, and return on average common shareholders' equity was 11.88% and 11.89%.

Consolidated Condensed Balance Sheets

     The Company's total assets increased by $82.7 million to $449.3 million as of September 30, 1999, from $366.6 million as of December 31, 1998. A robust Colorado economy continues to fuel the Company's strong loan growth, particularly in the Boulder, Denver, Vail Valley, and West Metropolitan Denver ("West Metro") markets. In the first nine months of 1999, the loan and lease portfolio (net) increased by $80.1 million, from $223.3 million at December 31, 1998 to $303.4 million as of September 30, 1999. Investment securities were $103.4 million as of September 30, 1999 compared to $107.9 million as of December 31, 1998. The decrease in the investment portfolio is the result of the Company utilizing its funding resources to support stronger than anticipated loan demand, rather than investment purchases.

     Deposits increased by $59.9 million to $332.9 million as of September 30, 1999, from $273.0 million as of December 31, 1998. Noninterest-bearing deposits increased by $11.9 million, and interest-bearing deposits increased by $48.0 million. Low-cost demand deposits comprised 32% of total deposits as of September 30, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $14.7 million in the first nine months of 1999 to $43.2 million. Of this total, $34.4 million are repurchase agreements transacted on behalf of the Company's customers and are not considered a wholesale borrowing source.

Results of Operations

Net Interest Income

     Net interest income before provision for loan and lease losses was $5.4 million for the quarter ended September 30, 1999, an increase of $1.3 million, or 31%, compared with the quarter ended September 30, 1998. Yields on the Company's interest-earning assets declined by 52 basis points to 8.27% for the three months ended September 30, 1999, down from 8.79% for the three months ended September 30, 1998. Rates paid on interest-bearing liabilities declined by only 27 basis points during this same period. The net interest margin was 5.32% for the quarter ended September 30, 1999, down from 5.83% for the quarter ended September 30, 1998. This decline corresponds with industry-wide pricing pressures, and resulted primarily from a higher proportionate share of fixed rate real estate term loans, as compared to commercial loans, in the portfolio. However, growth of the Company's average earning assets helped mitigate the margin compression. Average earning assets increased by 44% to $400.9 million for the third quarter of 1999, from $278.7 million for the third quarter of 1998.

     Net interest income before provision for loan and lease losses was $14.9 million for the nine months ended September 30, 1999, an increase of $3.8 million, or 35%, compared with the nine months ended September 30, 1998. The net interest margin was 5.31% for the first nine months of 1999, down from 5.73% for the same period in 1998.

     The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998.



                                                                    Three months ended September 30,
                                                   ---------------------------------------------------------------------
                                                                1999                               1998
                                                   ----------------------------------  ---------------------------------
                                                                 Interest   Average                 Interest    Average
                                                     Average      earned     yield       Average     earned      yield
                                                     balance      or paid   or cost      balance     or paid    or cost
                                                   ------------- ---------- ---------  ------------ ----------  --------
                                                                           (Dollars in thousands)
ASSETS:
Federal funds sold                                    $   4,534    $    55     4.75%     $     789    $    11     5.46%
Investment securities                                   107,072      1,585     5.79%        73,614      1,070     5.69%
Loans and leases                                        293,207      6,827     9.11%       207,273      5,179     9.78%
Allowance for loan and lease losses                      (3,959)         -     0.00%        (2,970)         -     0.00%
                                                   ------------- ----------            ------------ ----------
     Total interest-earning assets                      400,854      8,467     8.27%       278,706      6,260     8.79%
Noninterest-earning assets:
     Cash and due from banks                             21,972                             17,003
     Other                                               16,545                             15,032
                                                   -------------                       ------------
           Total assets                               $ 439,371                          $ 310,741
                                                   =============                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     NOW and money market accounts                    $ 122,661    $ 1,007     3.26%     $  88,448    $   772     3.46%
     Savings                                              6,475         36     2.21%         6,169         41     2.64%
     Certificates of deposit:
       Under $100,000                                    22,391        285     5.05%        20,835        289     5.50%
       $100,000 and over                                 73,585        946     5.10%        47,504        669     5.59%
                                                   ------------- ----------            ------------ ----------
     Total interest-bearing deposits                    225,112      2,274     4.01%       162,956      1,771     4.31%
Short-term borrowings:
     Securities and loans sold under agreements to
       repurchase and federal funds purchased            46,864        539     4.50%        25,197        323     5.02%
     FHLB advances & notes payable                       20,597        280     5.32%         4,416         71     6.29%
Long-term borrowings                                          -          -     0.00%             -          -     0.00%
                                                   ------------- ----------            ------------ ----------
       Total interest-bearing liabilities               292,573      3,093     4.18%       192,569      2,165     4.45%
Noninterest-bearing demand accounts                     106,429                             80,931
                                                   -------------                       ------------
       Total deposits and interest-bearing
         liabilities                                    399,002                            273,500
Other noninterest-bearing liabilities                     1,400                              1,609
                                                   -------------                       ------------
           Total liabilities                            400,402                            275,109
Shareholders' equity                                     38,969                             35,632
                                                   =============                       ============
       Total liabilities and shareholders' equity     $ 439,371                          $ 310,741
                                                   =============                       ============
Net interest income                                                $ 5,374                            $ 4,095
                                                                 ==========                         ==========
Net interest spread                                                            4.09%                              4.34%
                                                                            =========                           ========
Net interest margin                                                            5.32%                              5.83%
                                                                            =========                           ========
Ratio of average interest-bearing assets to
     average interest-bearing liabilities               137.01%                            144.73%
                                                   =============                       ============


                                                                        Nine months ended September 30,
                                                   ---------------------------------------------------------------------
                                                                    1999                               1998
                                                   ----------------------------------  ---------------------------------
                                                                 Interest   Average                 Interest    Average
                                                     Average      earned     yield       Average     earned      yield
                                                     balance      or paid   or cost      balance     or paid    or cost
                                                   ------------- ---------- ---------  ------------ ----------  --------
                                                                            (Dollars in thousands)
ASSETS:
Federal funds sold                                    $   4,033   $    143     4.68%     $   2,645   $    106     5.28%
Investment securities                                   107,483      4,634     5.69%        65,177      2,888     5.84%
Loans and leases                                        266,215     18,264     9.05%       191,832     14,435     9.92%
Allowance for loan and lease losses                      (3,635)         -     0.00%        (2,723)         -     0.00%
                                                   ------------- ----------            ------------ ----------
     Total interest-earning assets                      374,096     23,041     8.12%       256,931     17,429     8.95%
Noninterest-earning assets:
     Cash and due from banks                             19,330                             15,014
     Other                                               15,525                             14,636
                                                   -------------                       ------------
           Total assets                               $ 408,951                          $ 286,581
                                                   =============                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     NOW and money market accounts                    $ 115,074   $  2,698     3.13%     $  83,172   $  2,112     3.40%
     Savings                                              6,619        110     2.22%         6,024        119     2.64%
     Certificates of deposit:
       Under $100,000                                    26,237        991     5.05%        19,741        800     5.42%
       $100,000 and over                                 59,066      2,237     5.06%        49,592      2,091     5.64%
                                                   ------------- ----------            ------------ ----------
     Total interest-bearing deposits                    206,996      6,036     3.90%       158,529      5,122     4.32%
Short-term borrowings:
     Securities and loans sold under agreements to
       repurchase and federal funds purchased            44,704      1,475     4.35%        21,187        818     5.09%
     FHLB advances & notes payable                       17,423        674     5.10%         3,596        170     6.23%
Long-term borrowings                                          -          -     0.00%         4,918        301     8.07%
                                                   ------------- ----------            ------------ ----------
       Total interest-bearing liabilities               269,123      8,185     4.05%       188,230      6,411     4.54%
Noninterest-bearing demand accounts                      99,801                             71,900
                                                   -------------                       ------------
       Total deposits and interest-bearing
        liabilities                                     368,924                            260,130
Other noninterest-bearing liabilities                     1,518                              1,513
                                                   -------------                       ------------
           Total liabilities                            370,442                            261,643
Shareholders' equity                                     38,509                             24,938
                                                   -------------                       ------------
       Total liabilities and shareholders' equity     $ 408,951                          $ 286,581
                                                   =============                       ============
Net interest income                                               $ 14,856                           $ 11,018
                                                                 ==========                         ==========
Net interest spread                                                            4.07%                              4.40%
                                                                            =========                           ========
Net interest margin                                                            5.31%                              5.73%
                                                                            =========                           ========
Ratio of average interest-bearing assets to
     average interest-bearing liabilities                139.01%                            136.50%
                                                   =============                       ============

Noninterest Income

     Total noninterest income decreased slightly to $1,140,000 for the three months ended September 30, 1999, from $1,146,000 for the three months ended September 30, 1998. The most significant variance relates to the recognition of $113,000 of gains on sale of available for sale securities during the third quarter of 1998. There were no sales of investment securities during the third quarter of 1999.

     For the nine months ended September 30, 1999, noninterest income was $3,353,000, compared with $3,137,000 for the same period in 1998. The increase was primarily attributable to growth in deposit service charges, trust fees, and other banking service related fees. Historically, increases in deposit service charges have not corresponded with the growth in deposit balances. This is due to the Company offering its customers the choice of either paying for services in cash or by maintaining additional non-interest bearing account balances.

Noninterest Expense

     Total noninterest expense increased by $642,000 to $4,125,000 for the three months ended September 30, 1999, up from $3,483,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, noninterest expense was $11,664,000, up from $9,621,000 for the nine months ended September 30, 1998. During these same periods, however, the efficiency ratio before goodwill improved to 62% for the quarter ended September 30, 1999, down from 66% for the comparable period in 1998. The efficiency ratio for the first nine months of 1999 was 63%, as compared to 66% in 1998.

     These increases in noninterest expense were primarily the result of additional personnel and occupancy expenses incurred to accommodate internal growth. The Denver Technological Center location opened in September of 1998, a second Boulder location was added in May of 1999, and the Vail Valley location opened in June of 1999. In addition, the data processing system conversion, which was completed in the third quarter of 1998, as well as other on-going technological upgrades, contributed to a higher level of noninterest expense.

Provision and Allowance for Loan Losses

     The provision for loan and lease losses increased by $128,000 to $371,000 for the three months ended September 30, 1999, up from $243,000 for the three months ended September 30, 1998. The provision for loan and lease losses increased by $42,000 to $1,006,000 for the nine months ended September 30, 1999, up from $964,000 for the nine months ended September 30, 1998. The leading factor in the moderate nine-month increase relates to the Company's sustained, positive credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $266.2 million for the first nine months of 1999, up from $191.8 million for the first nine months of 1998. As of September 30, 1999, the allowance for loan losses amounted to $4.2 million, or 1.36% of total loans and leases.

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



                                                          Nine Months Ended              Year Ended
                                                            September 30,               December 31,
                                                                1999                        1998
                                                       ------------------------   -------------------------
                                                                     (Dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period                                    $   3,271                   $   2,248
                                                       ------------------------   -------------------------
Charge-offs:
       Commercial                                                            4                         200
       Real estate - mortgage                                               51                           -
       Real estate - construction                                            4                           -
       Consumer                                                             26                          32
       Direct financing leases                                               -                           4
                                                       ------------------------   -------------------------
                                                       ------------------------   -------------------------
            Total charge-offs                                               85                         236
                                                       ------------------------   -------------------------
Recoveries:
       Commercial                                                            3                          66
       Real estate - mortgage                                                -                           -
       Real estate - construction                                            -                           -
       Consumer                                                              -                           5
       Direct financing leases                                               -                           -
                                                       ------------------------   -------------------------
                                                       ------------------------   -------------------------
            Total recoveries                                                 3                          71
                                                       ------------------------   -------------------------
Net charge-offs                                                            (82)                       (165)
Provisions for loan and lease losses
    charged to operations                                                1,006                       1,188
                                                       ------------------------   -------------------------
Balance of allowance for loan and lease
    losses at end of period                                          $   4,195                   $   3,271
                                                       ========================   =========================
Ratio of net charge-offs to average
    loans and leases                                                       .03%                        .08%
Average loans and leases outstanding during
    the period                                                       $ 266,215                   $ 197,851
                                                       ========================   =========================


Nonperforming assets

     The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonperforming assets were $538,000 as of September 30, 1999, compared with $467,000 as of December 31, 1998 and $939,000 as of September 30, 1998. The following table presents information regarding nonperforming assets as of the dates indicated:


                                                                    September 30,         December 31,         September 30,
                                                                         1999                 1998                 1998
                                                                 --------------------- -------------------- --------------------
                                                                                      (Dollars in thousands)
Nonperforming loans and leases:
       Loans and leases 90 days or more delinquent
           and still accruing interest                                       $     45              $     4              $   277
       Nonaccrual loans and leases                                                493                  125                  323
       Restructured loans and leases                                                -                  338                  339
                                                                 --------------------- -------------------- --------------------
             Total nonperforming loans and leases                                 538                  467                  939
Real estate acquired by foreclosure                                                 -                    -                    -
                                                                 --------------------- -------------------- --------------------
             Total nonperforming assets                                       $   538              $   467              $   939
                                                                 ===================== ==================== ====================
Allowance for loan and lease losses                                           $ 4,195              $ 3,271              $ 3,108
                                                                 ===================== ==================== ====================
Ratio of nonperforming assets to total assets                                    0.12%                0.13%                0.29%
Ratio of nonperforming loans and leases to
       total loans and leases                                                    0.17%                0.21%                0.45%
Ratio of allowance for loan and lease losses to
       total loans and leases                                                    1.36%                1.44%                1.48%
Ratio of allowance for loan and lease losses to
       nonperforming loans and leases                                          779.74%              700.43%              331.10%


Liquidity and Capital Resources

     The Company's liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and to allow the Company to sustain its operations. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. The Company also has a significant commercial real estate portfolio, which is readily salable, that, if needed, would be considered an additional source of liquidity. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $49 million. In addition, the Bank may apply for up to $16 million of State of Colorado time deposits. The Bank also has available a $153 million line of credit from the FHLB. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans.

     During the first nine months of 1999, cash and cash equivalents increased by $5.0 million. This increase was primarily the result of $6.0 million in cash provided by operating activities. Offsetting this increase was cash used in investing activities of $81.7 million (mainly loan and lease originations), which was not entirely matched by cash provided by financing activities (primarily increases in customer deposits) of $80.7 million.

     During the first nine months of 1998, cash and cash equivalents decreased by $9.3 million. This decline was, in part, caused by a net decrease of $4.0 million in cash provided by operating activities. This was largely due to a $9.9 million receivable for an investment trade. (Without this trade receivable, cash provided by operating activities would have increased by $5.9 million.) Also contributing to the decline in cash and cash equivalents was cash used in investing activities of $66.9 million (mainly loan and lease originations and security purchases) which were not entirely offset by cash generated by financing activities (primarily increased customer deposits, short term borrowings, and proceeds from the issuance of common stock) of $61.6 million.

Data Processing Systems and Year 2000 Compliance

     General. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to correct any such programs or hardware could result in system failures or miscalculations causing disruptions of our operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities. To date we have modified or replaced significant portions of our information processing systems so that those systems will properly utilize dates beyond December 31, 1999. We plan to complete any remaining modifications and replacements necessary to correct our systems prior to December 31, 1999. If such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on our future operating performance.

     State of Readiness. The Company has substantially completed its "Year 2000 Program" efforts. The Company has a Year 2000 Committee that oversees issues relating to its Year 2000 Program. In September 1998, the Company converted to the Jack Henry System, a data processing system that provides the Company with the ability to deliver upgraded P.C. banking, a voice response system and check and document imaging. The Jack Henry System is designed to be year 2000 compliant. The renovation phase for other mission critical components was completed by December 31, 1998. Renovation for non-mission critical components was completed during the first quarter of 1999. The validation phase for mission critical components, including the Jack Henry System, was completed in first quarter 1999 and for non-critical components was completed in the third quarter 1999. The Company utilizes third party servicers for some of its information and data processing needs, and it is monitoring the progress of these entities in addressing the Year 2000 Issue. Validation of these third-party provided systems was completed during the third quarter of 1999. The Company expects, but cannot guarantee, that all of these third party servicers will continue to be compliant. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers and security systems. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems in an effort to make them compliant during 1999.

     Costs. In order to achieve and confirm year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it has replaced, in the ordinary course of business, a substantial portion of its core banking systems during the past five years with year 2000 compliant software. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 Program has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $1.9 million, of which $850,000 has been incurred through September 30, 1999, including approximately $559,000 incurred in converting to the Jack Henry System. In addition, a significant portion of the Company's personal computers have been replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to have been $198,000, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

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

     Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that its remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans outline the steps that will be taken to remediate the situation and minimize the effect on customers and losses to the Company. These plans are complete and were tested in the third quarter of 1999.

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


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits
     10.30 Lease, dated July 27, 1999, between Joan H. Travis and Colorado Business Bank, N.A.
     10.31 Employment Agreement, dated April 12, 1999, by and between Colorado Business Bankshares, Inc. and Randal Garman.
     27.1  Financial Data Schedule as of September 30, 1999.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COLORADO BUSINESS BANKSHARES, INC.


Date:  November 14, 1999    By:    /s/ Steven Bangert
                            ----------------------------------------------------
                            Steven Bangert, Chief Executive Officer and Chairman


Date:  November 14, 1999    By:    /s/ Richard J. Dalton
                            ----------------------------------------------------
                            Richard J. Dalton, Executive Vice President and
                            Chief Financial Officer