Form 10KSB
period 1999-12-31
COLORADO BUSINESS BANKSHARES INC
filed 2000-03-30
CIK 1028734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-KSB

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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


          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of class)

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

The issuer's revenues for its most recent fiscal year:    $37,019,000

The aggregate market value of the voting stock held by non-affiliates of the issuer at March 24, 2000 computed by reference to the closing price on the Nasdaq National Market was $42,688,152.

The number of shares outstanding of each of the issuer's classes of common equity on March 24, 2000 was 6,705,290.

Documents incorporated by reference: Portions of the Issuer's proxy statement to be filed with the Securities and Exchange Commission in connection with the Issuer's 2000 annual meeting of shareholders are incorporated by reference into
Part III hereof.

Transitional Small Business Disclosure Format

                            Yes            No    X
                                   ----         ----

                               TABLE OF CONTENTS
                               -----------------


PART I
----------
                                                                            Page
                                                                            ----

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           19

Item 3.     Legal Proceedings                                                 19

Item 4.     Submission of Matters to a Vote of Security Holders               19


PART II
----------

Item 5.     Market for Common Equity and Related Stockholder Matters          20

Item 6.     Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            20

Item 7.     Financial Statements                                              30

Item 8.     Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 30

PART III
----------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   30

Item 10.    Executive Compensation                                            30

Item 11.    Security Ownership of Certain Beneficial Owners and Management    30

Item 12.    Certain Relationships and Related Transactions                    30

Item 13.    Exhibits and Reports on Form 8-K                                  31

                                     PART I

Forward Looking Statements

     The discussion in this report contains forward-looking statements, including, without limitation, statements relating to Colorado Business Bankshares, Inc. ("Parent"), its wholly-owned subsidiary, Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("CBL"), collectively referred to as the "Company," and year 2000 compliance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's business, financial condition and results of operations, including the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filings with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Year 2000 Compliance" included under Item 6 of Part II in this report.

Item 1.  Description of Business

                                    BUSINESS
General

     The Company is a bank holding company headquartered in Denver, Colorado that owns Colorado Business Bank, N.A. (the "Bank"), a full-service, commercial banking institution with nine locations in Colorado: six in the Denver metropolitan area, two in Boulder and one in Edwards. The Company was incorporated in Colorado in 1980 as Equitable Bancorporation, Inc. and changed its name to Colorado Business Bankshares, Inc. in September 1995. As of December 31, 1999, the Company had total assets of $492.0 million, net loans and leases of $346.1 million and deposits of $383.3 million. The Bank provides a broad range of banking products and services, including credit, cash management, investment, deposit and trust products, to its targeted customer base of small- and medium-sized businesses and high net worth individuals. Each of the Bank's locations operates as a separate community bank, with significant local decision-making authority. Support functions, such as accounting, data processing, bookkeeping, credit administration, loan operations and investment and cash management services, are provided centrally from the Company's downtown Denver office.

     The Company was acquired by a group of private investors in September 1994 (the "Acquisition"). At that time, the Bank's operations were conducted through two separate banks -- Equitable Bank of Littleton, located in Littleton,
Colorado, and The Women's Bank, located in downtown Denver.   From December 31,
1994 to December 31, 1999, the Company's assets increased to $492.0 million from $143.9 million, an increase of 241.9%, its net loan and lease portfolio increased to $346.1 million from $70.6 million, an increase of 390.2%, and deposits increased to $383.3 million (27.8% of which are noninterest-bearing deposits) from $124.5 million, an increase of 207.9%. During that period, the Company made several changes in operations, including establishing new locations in the Denver metropolitan area, the Boulder market, and Edwards, expanding product and service offerings, and consolidating its two bank charters into the Bank, which was renamed Colorado Business Bank.

Market Area Served

     The Company's primary market area is the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas and Jefferson. This area is the most densely populated in the Rocky Mountain region. Total population is approximately 4.1 million, and the area has experienced an increase of approximately 445,000 people since 1990. Employment in the Denver metropolitan area has become increasingly diversified across the manufacturing, financial services, tourism, transportation, technology, telecommunications, retail trade, services and government sectors. Unemployment in the area is low, with the June 1999 rate at only 3.1%.

     In June 1999, the Company expanded beyond the Denver metropolitan area by establishing an office, Colorado Business Bank of the Rockies ("Rockies"), in Edwards, Colorado located in rapidly developing Eagle County.

     The Bank has two locations each in downtown Denver, Boulder and Littleton, and one location each in Golden ("West Metro"), the Denver Technological Center ("DTC") and Eagle County. The second downtown Denver location has received regulatory approval to move to a new facility and is scheduled to relocate in the second quarter of 2000.

 .    Downtown Denver is the business center of metropolitan Denver.
 .    Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region.
 .    The Littleton locations serve a more residential area, including Highlands
     Ranch, one of the fastest growing communities in the Denver metropolitan area.
 .    West Metro contains a number of newer industrial and office parks.
 .    The DTC area features a high concentration of office parks and businesses with a large number of high net worth individuals who live and work in this area.
 .    Eagle County is anchored by Vail, a prime mountain resort area with a vigorous high-end primary and second home construction market. Construction activity in the Vail Valley is fueling growth in other commercial businesses supporting the expanding population base in the market.

Lending Activities

     General. The Company provides a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing. The Company's primary lending focus is commercial and real estate lending to small- and medium-sized businesses that have annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $200,000 to $4 million. As of December 31, 1999, substantially all of the Bank's outstanding loans and leases were to customers within Colorado.

     Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount and extent of other banking relationships between the Bank and the customer, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. As of December 31, 1999, approximately 54.0% of the loans in the Bank's portfolio were at interest rates that float with the Bank's base rate or some other reference rate.

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

     The Company's loan approval process varies depending upon the size of the loan. Each of the Bank's senior loan officers has the authority to approve loans of up to $250,000. Other loan officers have the authority to approve loans of lower amounts up to limits set by the Bank's Board of Directors. The Chief Executive Officer of the Bank or the President of Colorado Business Bank -
- Denver, must approve loans of between $250,000 and $750,000. Loans in excess of $750,000 must be approved by the Bank's loan committee, which consists of most of the Bank's executive officers and certain other designated officers. In cases requiring expedited treatment, approvals may be made by a subgroup of the committee.

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

                                                                       At December 31,
                                -----------------------------------------------------------------------------------------------
                                     1999                1998                1997                1996                1995
                               ----------------    ----------------    ----------------    ----------------    ----------------
                                Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
                                                                    (Dollars in thousands)
Commercial                      130,428    37.7     104,745    46.9    $ 78,152    47.6    $ 58,727    53.0    $ 35,101    40.1
Real estate -- mortgage         123,341    35.6      56,941    25.5      40,262    24.6      24,491    22.1      31,407    36.0
Real estate -- construction      53,552    15.5      34,210    15.3      27,786    16.9      19,119    17.3      14,557    16.7
Consumer                         21,873     6.3      16,913     7.6      11,732     7.2       8,266     7.5       6,356     7.3
Direct financing leases -- net   21,485     6.2      13,741     6.2       8,407     5.1       1,805     1.6       1,282     1.5
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Loans and leases               $350,679   101.3    $226,550   101.5    $166,339   101.4    $112,408   101.5    $ 88,703   101.6
Less allowance for loan
  and lease losses               (4,585)   (1.3)     (3,271)   (1.5)     (2,248)   (1.4)     (1,660)   (1.5)     (1,393)   (1.6)
                               --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Net loan and leases            $346,094   100.0    $223,279   100.0    $164,091   100.0    $110,748   100.0    $ 87,310   100.0
                               ========  ======    ========  ======    ========  ======    ========  ======    ========  ======

     The Bank's largest combined credit extension to any group of related borrowers was $4.2 million at December 31, 1999. At December 31, 1999, the Bank had a total of 225 extensions of credit, with a combined outstanding principal balance of $120.1 million, that were over $1.0 million to a single borrower or related borrowers. All of these combined extensions of credit over $1.0 million were performing in accordance with their repayment terms, with the exception of one credit in the amount of $211,000 that was more that 30 days past due. At December 31, 1999, the Bank had 1,379 commercial loans outstanding, with an average balance per loan of approximately $93,000; 452 secured real estate mortgage loans outstanding, with an average balance per loan of approximately $274,000; 215 construction loans outstanding, with an average balance per loan of approximately $250,000; 2,129 consumer loans outstanding, with an average balance per loan of approximately $10,000; and 552 direct financing leases outstanding, with an average balance per lease of approximately $37,000.

     Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of the Bank's unimpaired capital, surplus, undivided profits and allowance for loan and lease losses (the "Individual Lending Limit"). See "Supervision and Regulation -- The Bank -- Restrictions on Loans to One Borrower" included under Item 1 of Part I. As of December 31, 1999, the Bank's Individual Lending Limit was $6.0 million. To accommodate customers whose financing needs exceed applicable lending limits, and to address portfolio concentration concerns, the Company sells loan participations to outside participants, including Hawthorne Colorado, Inc., an entity controlled by Steve Bangert and Howard R. Ross, members of the Company's Board of Directors. See "Certain Relationships and Related Transactions" included under Item 12 of Part III. At December 31, 1999, December 31, 1998 and December 31, 1997, the outstanding balances of loan participations sold by the Company were $17.6 million, $14.8 million and $10.1 million, respectively. The Company has retained servicing rights on all loan participations sold. In addition, the Company had loan participations purchased from other banks totaling $5.4 million as of December 31, 1999. The Company uses the same analysis in deciding whether or not to purchase a participation in a loan as it would in deciding whether to originate the same loan.

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

     Real Estate Construction Loans. The Company originates loans to finance construction projects involving one- to four-family residences. It provides financing to residential developers that the Company believes have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. The Company provides loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. The Company generally requires that a permanent financing commitment be in place before it makes a residential construction loan. Moreover, the Company generally monitors construction draws monthly and inspects property to ensure that construction is progressing as specified. The Company's underwriting standards generally require that the principal amount of the loan be no more than 75% of the appraised value of the completed construction project. Values are determined only by approved independent appraisers.

     The Company also originates loans to finance the construction of multi-family, office, industrial and tax credit projects. These projects are predominantly owned by the user of the property or are sponsored by financially strong developers who maintain an ongoing banking relationship with the Company. The Company's underwriting standards generally require that the principal amount of these loans be no more than 75% of appraised value. Values are determined only by approved independent appraisers.

     The Company selectively provides loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with the Company. The Company's underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined only by approved independent appraisers.

     Consumer Loans. The Company provides a broad range of consumer loans to customers, including personal lines of credit, debit cards, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, management of commercial banking customers often work with the same loan officer who handles their commercial banking relationships.

     Direct financing leases. The Company, through its equipment leasing subsidiary, Colorado Business Leasing, Inc., provides lease financing as a complement to its other lending services. These leases are structured as either operating or direct financing leases, with the Company retaining title to the leased assets as security for payment. Only direct financing leases are included in the Company's loan and lease portfolio. Operating leases are reported as investment in operating leases. Although the leasing program acts as a stand-alone product, it offers the opportunity to introduce leasing customers to other products and services offered by the Bank.

Nonperforming Assets

     The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. The following table sets forth information with respect to these assets at the dates indicated.

                                                                                           At December 31,
                                                                    ---------------------------------------------------------------
                                                                       1999         1998          1997         1996         1995
                                                                    ---------    ----------    ----------    ---------    ---------
                                                                                        (Dollars in thousands)
Nonperforming loans and leases:
     Loans and leases 90 days or more delinquent and still
                            accruing interest                       $      49    $        4    $        -    $       -    $       -
     Nonaccrual loans and leases                                          634           125           470          234            -
     Restructured loans and leases                                          -           338           341          348          616
           Total nonperforming loans and leases                           683           467           811          582          616
Real estate acquired by foreclosure                                         -             -             -          109          310
           Total nonperforming assets                               $     683    $      467    $      811    $     691    $     926

Allowance for loan and lease losses                                 $   4,585    $    3,271    $    2,248    $   1,660    $   1,392
                                                                    =========    ==========    ==========    =========    =========
Ratio of nonperforming assets to total assets                            0.14%         0.13%         0.31%        0.36%        0.58%
                                                                    =========    ==========    ==========    =========    =========
Ratio of nonperforming loans and leases to total loans and leases        0.19          0.21          0.49         0.52         0.69
Ratio of allowance for loan and lease losses to total loans and
     leases                                                              1.31          1.44          1.35         1.48         1.57
Ratio of allowance for loan and lease losses to nonperforming loans
     and leases                                                        671.30        700.43        277.19       285.22       225.97

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

     The additional interest income that would have been recognized for the years ended December 31, 1999 and December 31, 1998 if the Company's nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in the Company's net income for such periods, was not material.

     Real estate acquired by foreclosure includes deeds acquired under agreements with delinquent borrowers. Real estate acquired by foreclosure is appraised annually and is carried at the lesser of (i) fair market value less anticipated closing costs or (ii) the balance of the related loan. As of December 31, 1999, the Company did not own any real estate acquired in foreclosure proceedings or under agreements with delinquent borrowers.

     Potential Problem Loans and Leases. A potential problem loan or lease is one where management has serious doubts about the borrower's future performance
under the terms of the loan or lease contract.   These loans and leases are
current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. Management monitors these loans and leases closely to protect the Company. However, further deterioration may result in the loan or lease being classified as nonperforming. At December 31, 1999, the Company held 25 loans and leases considered by management to be potential problem loans or leases, with principal totaling approximately $3.9 million. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

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

     The following table sets forth information regarding changes in the Company's allowance for loan and lease losses for the periods indicated.


                                                                   For the year ended December 31,
                                                -----------------------------------------------------------------------
                                                    1999           1998           1997           1996          1995
                                                -----------    -----------    -----------    -----------    -----------
                                                                        (Dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period                $   3,271      $   2,248      $   1,660      $   1,392      $   1,181
                                                -----------    -----------    -----------    -----------    -----------
Charge-offs:
       Commercial                                      100            200            356            275             27
       Real estate -- mortgage                           -              -              -              -              -
       Real estate -- construction                       5              -              -             47              -
       Consumer                                         80             32             38              6             18
       Direct financing leases                           -              4              -              -              -
                                                -----------    -----------    -----------    -----------    -----------
            Total charge-offs                          185            236            394            328             45
Recoveries:
       Commercial                                       24             66              6             61             10
       Real estate -- mortgage                           -              -              -              -              -
       Real estate -- construction                       -              -              -             39              -
       Consumer                                          2              5             27              3              3
       Direct financing leases                           -              -              -              -              -
                                                -----------    -----------    -----------    -----------    -----------
            Total recoveries                            26             71             33            103             13
                                                -----------    -----------    -----------    -----------    -----------
Net charge-offs                                       (159)          (165)          (361)          (225)           (32)
Provisions for loan and lease losses
    charged to operations                            1,473          1,188            949            493            243
                                                -----------    -----------    -----------    -----------    -----------
Balance of allowance for loan and lease
    losses at end of period                      $   4,585      $   3,271      $   2,248      $   1,660      $   1,392
                                                ===========    ===========    ===========    ===========    ===========
Ratio of net charge-offs to average
    loans and leases                                 ( .06%)        ( .08%)        ( .26%)        ( .23%)        ( .04%)
Average loans and leases outstanding during
    the period                                   $ 281,796      $ 197,851      $ 138,787      $  98,075      $  77,194
                                                ===========    ===========    ===========    ===========    ===========

     The Company's lending personnel are responsible for continuous monitoring of the quality of the loan and lease portfolio. The loan and lease portfolio is monitored regularly by a loan review officer who reports directly to the Audit Committee of the Bank's Board of Directors. In addition, the Bank's Board of Directors reviews monthly reports of delinquent and potential problem loans. These reviews assist in the identification of potential and probable losses and also in the determination of the level of the allowance for loan and lease losses. The allowance for loan and lease losses is based primarily on management's estimates of possible loan and lease losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted in the future, depending on economic conditions and changing portfolio performance. At December 31, 1999, the allowance for loan and lease losses equaled 1.3% of total loans and leases.

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

     Additions to the allowance for loan and lease losses, which are charged as expenses on the Company's income statement, are made periodically to maintain the allowance at the appropriate level, based on management's analysis of the potential risk in the loan and lease portfolio. Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period and current and anticipated economic conditions.

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

                                                               For the year ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                    1999                 1998                1997                 1996                 1995
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                       Loans in             Loans in             Loans in             Loans in             Loans in
                                       category             category             category             category             category
                                        as a %               as a %               as a %               as a %               as a %
                                       of total             of total             of total             of total             of total
                            Amount of   gross    Amount of   gross    Amount of   gross    Amount of   gross    Amount of   gross
                            allowance   loans    allowance   loans    allowance   loans    allowance   loans    allowance   loans
                            --------- ---------  --------- ---------  --------- ---------  --------- ---------  --------- ---------
                                                                     (Dollars in thousands)
Commercial                   $ 1,120      37.2%   $   832       46.2%  $   811       47.0%  $   510       52.2%  $   527       39.6%
Real estate -- mortgage          728      35.2%       522       25.1%      296       24.2%      189       21.8%      151       35.4%
Real estate -- construction      284      15.3%       508       15.1%      318       16.7%      237       17.0%      233       16.4%
Consumer                         233       6.2%        99        7.5%       73        7.0%       51        7.4%       49        7.2%
Direct financing leases          183       6.1%       243        6.1%        -        5.1%        -        1.6%        -        1.4%
Unallocated                    2,037       0.0%     1,067        0.0%      750        0.0%      673        0.0%      433        0.0%
                             -------   -------    -------   --------   -------   --------   -------   --------   -------   --------
            Total            $ 4,585     100.0%   $ 3,271      100.0%  $ 2,248      100.0%  $ 1,660      100.0%  $ 1,393      100.0%
                             =======   =======    =======   ========   =======   ========   =======   ========   =======   ========

Investments

     The Company's investment portfolio is comprised of securities rated "A" or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one- to seven-year period. The Company's practice is to purchase U.S. Treasury and U.S. Government Agency securities exclusively. The primary factors considered in the overall management of the securities portfolio are liquidity, yield, volatility, asset/liability management and the ability to pledge securities for public deposits and wholesale borrowings. Since November 1994, the Company has selected primarily mortgage-backed securities that reprice annually. The Company's investment strategies are reviewed at the monthly meetings of the Asset and Liability Management Committee.

     The Company's mortgage-backed securities are typically classified as available for sale. The Company's goals with respect to its securities portfolio are to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements, and (iv) complement asset/liability management strategies.

     The following table sets forth the book value of the securities in the Company's investment portfolio by type at the dates indicated.


                                                                       At December 31,
                                                            ----------------------------------------------
                                                                1999             1998             1997
                                                            ------------     ------------     ------------
                                                                            (In thousands)
U.S. Treasury and U.S. government agency securities         $     11,884     $     17,764     $      7,009
Mortgage-backed securities                                        94,393           87,104           48,354
State and municipal bonds                                            799              965            1,198
Federal Reserve and FHLB stock                                     2,455            1,961            2,012
Other investments                                                    390              143              211
                                                            ------------     ------------     ------------
      Total                                                 $    109,921     $    107,937     $     58,784
                                                            ============     ============     ============

     The following table sets forth the book value, maturity or repricing frequency, and approximate yield of the securities in the Company's investment portfolio at December 31, 1999.


                                                            Maturity
                        -----------------------------------------------------------------------------------
                          Within 1 year         1 - 5 years          5 - 10 years         Over 10 years         Total book value
                        -------------------   ------------------   ------------------    ------------------    --------------------
                        Amount    Yield (1)   Amount   Yield (1)   Amount   Yield (1)    Amount   Yield (1)     Amount     Yield (1)
                        -------   ---------   -------  ---------   -------  ---------    -------  ---------    --------   ----------
                                                                 (Dollars in thousands)
U.S. Treasury and U.S.
   government agency
   securities           $ 2,310     4.22%     $ 1,499     6.13%    $     -        -      $ 8,075    6.38%      $ 11,884      5.93%
Mortgage-backed
   securities (2)        69,061     6.35%       3,155     6.50%     22,177     5.50%           -       -         94,393      6.16%
State and municipal
   bonds                    490     6.91%           -     0.00%        309     6.68%           -       -            799      6.82%
Federal Reserve and
   FHLB stock                 -         -           -         -          -        -        2,455    6.96%         2,455      6.96%
Other investments             -         -           -         -          -        -          390   16.62%           390     16.62%
                        -------               -------              -------               -------               --------
           Total        $71,861     6.29%     $ 4,654     6.38%    $22,486     5.52%     $10,920     6.88%     $109,921      6.19%
                        =======               =======              =======               =======               ========


(1) Yields do not include adjustments for tax-exempt interest, because the amount of such interest is not material.

Deposits

     The Company's primary source of funds has historically been customer deposits. The Company offers a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. At December 31, 1999, $106.5 million, or 27.8%, of the Company's deposits were noninterest-bearing deposits. The Company believes that it receives a large amount of noninterest-bearing deposits because it provides customers with the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in banking regulations would allow for the payment of interest on commercial accounts, there can be no assurance that the Company will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and its desire to increase or decrease certain types of maturities or deposits. The Company has not actively sought brokered deposits and does not currently intend to do so. The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                 For the year ended December 31,
                                         ------------------------------------------------------------------------------------
                                                     1999                        1998                       1997
                                         ---------------------------  ---------------------------  ---------------------------
                                                         Weighted                    Weighted                    Weighted
                                             Average      average        Average      average         Average     average
                                             Balance   interest rate     Balance   interest rate      Balance   interest rate
                                          ------------ -------------   ----------- -------------    ----------- -------------
                                                                          (Dollars in thousands)
NOW and money market accounts               $ 122,688        3.30%      $ 85,558         3.31%       $ 66,222         3.23%
Savings                                         6,546        2.22%         6,227         2.59%          5,780         2.63%
Certificates of deposit under $100,000         25,950        5.09%        21,507         5.42%         16,942         5.18%
Certificates of deposit $100,000 and over      64,844        5.15%        47,453         5.60%         35,936         5.80%
                                            ---------                  ---------                    ---------
       Total interest-bearing deposits        220,028        4.02%       160,745         4.24%        124,880         4.21%
Noninterest-bearing demand deposits           101,793            -        76,223             -         54,706             -
                                            ---------                  ---------                    ---------
       Total deposits                       $ 321,821        2.75%     $ 236,968         2.87%      $ 179,586         2.93%
                                            =========                  =========                    =========

     The following table sets forth the amount and maturity of CDs that had balances of more than $100,000 at December 31, 1999.

                                     At December 31,
                                          1999
                                   --------------------
Remaining Maturity                    (in thousands)

Less than three months                 $ 57,975
Three months up to six months            28,338
Six months up to one year                 6,250
One year and over                         5,823
                                      ---------
   Total                               $ 98,386
                                      =========

Short-Term Borrowings

     The Company's short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 60 days, and advances from the Federal Home Loan Bank of Topeka. The following table sets forth information relating to the Company's short-term borrowings.

                                                                                         At or for the year
                                                                                         ended December 31,
                                                                                ---------------------------------------
                                                                                  1999             1998           1997
                                                                                --------         --------       --------
                                                                                          (Dollars in Thousands)
Federal funds purchased
       Balance at end of year                                                    $ 1,300         $  3,500       $      -
       Average balance outstanding for the period                                  4,403            4,956          6,686
       Maximum amount outstanding at any month end during the year                13,000           17,000         18,000
       Weighted average interest rate for the period                                5.40%            5.54%          5.68%
       Weighted average interest rate at period end                                 4.00%            5.06%          0.00%
Securities sold under agreement to repurchase
       Balance at end of year                                                   $ 33,053         $ 24,956       $ 13,024
       Average balance outstanding for the period                                 40,421           18,811         10,916
       Maximum amount outstanding at any month end during the year                51,982           24,956         17,625
       Weighted average interest rate for the period                                4.41%            4.72%          4.92%
       Weighted average interest rate at period end                                 4.53%            3.31%          4.58%
FHLB advances
       Balance at end of year                                                   $ 30,980         $ 26,120       $  3,260
       Average balance outstanding for the period                                 18,041            4,626          4,167
       Maximum amount outstanding at any month end during the year                32,050           26,120          4,400
       Weighted average interest rate for the period                                5.48%            6.07%          6.72%
       Weighted average interest rate at period end                                 5.88%            5.47%          6.46%


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

     By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, many of the Company's competitors have substantially greater capital resources and lending limits than the Company and perform other functions that the Company offers only through correspondents. Interstate banking is permitted in Colorado, and, since January 1, 1997, unlimited state-wide branch banking is permitted. As a result, the Company may experience greater competition in its primary service areas. The Company's business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put the Company at a competitive disadvantage because it may not have the capital to participate in other lines of business to the same extent as more highly capitalized bank and thrift holding companies.

Employees

     As of December 31, 1999, the Company had 145 employees, including 137 full-time employees. No Company employee is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

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

     The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified bank holding companies. Effective March 11, 2000, a bank holding company can qualify as a "financial holding company" and expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB. The Company expects to qualify as a financial holding company as soon as possible.

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

     The table below sets forth the Company's ratios at December 31, 1999 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

                                                  At December 31, 1999
                                                ------------------------
                                                                Minimum
Ratio                                             Actual       Required
                                                ------------------------
Total capital to risk-weighted assets             10.7%          8.0%
Tier I capital to risk-weighted assets             9.5%          4.0%
Tier I leverage ratio                              7.8%          4.0%

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

     A violation of the restrictions of Section 23A or Section 23B of the Federal Reserve Act may result in the assessment of civil monetary penalties against the Bank or a person participating in the conduct of the affairs of the Bank or the imposition of an order to cease and desist such violation.

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

     The following table sets forth the capital ratios of the Bank at December 31, 1999.
                                                  At December 31, 1999
                                                ------------------------
                                                                Minimum
Ratio                                             Actual       Required
                                                ------------------------
Total capital to risk-weighted assets             10.3%          8.0%
Tier I capital to risk-weighted assets             9.1%          4.0%
Tier I leverage ratio                              7.6%          4.0%

     Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, as of December 31, 1999, the Bank was well capitalized, which classification places no significant restrictions on the Bank's activities.

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

     Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate. The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices. The regulations establish loan to value ratio limitations on real estate loans, which are equal to or higher than the loan to value limitations established by the Company.

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

Item 2.  Description of Property

     The Company currently has nine banking locations and one leasing office
(CBL). The ninth banking location has received regulatory approval to move and is scheduled to open in the second quarter of 2000. The Company's executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202. The Company leases its executive offices from Kesef, LLC ("Kesef"), an entity owned by certain directors of the Company and the Bank. See "Certain Relationships and Related Transactions" under Item 12 of Part III. The term of the lease expires in 2009. The Company leases all of its facilities. The following table sets forth specific information on each location.

                                                                               Lease
Location                                  Address                            Expiration
---------------  ----------------------------------------------------------  ----------
Denver           821 Seventeenth Street, Denver, Colorado, 80202                   2009
Tremont          1275 Tremont, Denver, Colorado, 80202                             2014
Littleton        101 West Mineral Avenue, Littleton, Colorado, 80120               2000
Prince           2409 West Main Street, Littleton, Colorado, 80120                 2004
Boulder          2025 Pearl Street, Boulder, Colorado 80302                        2009
Boulder North    2550 North Broadway, Boulder, Colorado 80302                      2004
West Metro       15710 West Colfax Avenue, Golden, Colorado 80401                  2004
DTC              8400 East Prentice Avenue, Englewood, Colorado 80111              2003
Rockies          439 Edwards Access Road, Edwards, Colorado, 81632                 2004
CBL              999 Eighteenth Street, Suite 2400, Denver, Colorado, 80202        2001

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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder's Matters

     The Common Stock of the Company is traded on the Nasdaq Stock Market under the ticker symbol "COBZ". At March 24, 2000, there were xxx stockholders of record of the Company's Common Stock, and the Company estimates, based upon information provided by brokers, that it has in excess of x,xxx beneficial owners of its Common Stock. Prior to June 18, 1998, there was no public market for the Company's Common Stock.

     In the third quarter of 1999, the Company instituted a quarterly dividend return to its shareholders. However, the ability of the Company to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings. See "Supervision and Regulation -- The Bank -- Dividend Restrictions" included under
Item 1 of Part I.

     The following table presents the range of high and low closing sale prices of the Company's Common Stock for each quarter since the Company's initial public offering of its Common Stock in June 1998 (the "IPO") as reported by the Nasdaq Stock Market.

                                                  1999                                      1998
                              --------------------------------------------  -----------------------------------
                               Fourth       Third      Second      First       Fourth       Third      Second
                               Quarter     Quarter     Quarter    Quarter      Quarter     Quarter     Quarter
                              --------------------------------------------  -----------------------------------
Common stock sale price:
        High                   $ 14.875   $ 13.438    $ 12.375   $ 13.063    $ 13.000     $ 16.000    $ 16.000
        Low                      11.125     10.750      10.500     11.000      10.188       12.375      12.000
Cash dividends declared           0.050      0.050         ---        ---         ---          ---         ---


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

    In March 1997, the Company completed a private placement of shares of Common Stock for net proceeds of approximately $4.0 million, which was used to fund the Company's continuing growth. The capital raised in this transaction was provided primarily by certain Colorado-based investors who have played a significant role in the growth of the Company by providing deposits and loan opportunities, both directly and indirectly through referrals. In April 1997, the Company increased its regulatory capital by converting $1.5 million of its outstanding indebtedness to ANB into Preferred Stock.

    In June 1998, the Company completed the IPO of its Common Stock. A total of 1,610,000 shares of common stock were sold by the Company at $12.00 per share yielding net proceeds of $17.5 million, after deducting underwriting and other expenses. Portions of the proceeds from the offering were used to retire $7.25 million of outstanding indebtedness to ANB and $1.5 million of the Company's cumulative preferred stock. The balance of the proceeds, $8.8 million, was contributed to the capital of the bank. The IPO further bolstered the Company's risk-based capital position. See "Supervision and Regulation -- The Holding Company -- Capital Adequacy" included under Item 1 of Part I.

     From December 31, 1994 to December 31, 1999, the Company's shareholders' equity (excluding preferred stock) increased 386.7%, from $8.3 million to $40.4 million (including $4.0 million of additional capital raised in the March 1997 private placement, and $17.5 raised in the IPO in June 1998). During that same time period, the Company's outstanding loans and leases (net) increased 390.2%, from $70.6 million to $346.1 million. This increase has primarily been the result of the Company's focus on local relationship banking and commercial lending to small- and medium-sized businesses. In addition, the Company has emphasized building and maintaining asset quality through its credit underwriting and monitoring process. See "Business -- Lending Activities" included under Item 1 of Part I. Nonperforming assets have ranged from 0.13% to 0.87% of total assets during this period. While the Company has maintained asset quality, it has continued to build its allowance for loan and lease losses. The Company's allowance for loan and lease losses increased 283.3%, from $1.2 million as of December 31, 1994 to $4.6 million as of December 31, 1999 to maintain strong reserve coverage of the Company's growing loan and lease portfolio.

     In March 1996, the Company formed CBL, an equipment leasing subsidiary. The Company owns an 80% interest in CBL and CBL's management owns the remaining 20%. Prior to April 1, 1998, the Bank purchased all leases originated by CBL and, accordingly, assumed all credit risk associated with such leases. The Bank paid a servicing fee to CBL for each lease, and customers sometimes paid additional origination fees directly to CBL. As of April 1, 1998, the Company and CBL restructured their relationship so that all leases are held by CBL, with the Bank providing CBL a line of credit to fund the purchase of leased equipment. The Company believes that the restructuring did not have a material effect on its consolidated financial statements.

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

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on pages 35 through 63 of this report. For a description of the Company's accounting policies, see
Note 1 of Notes to Consolidated Financial Statements.

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


                                                                    Twelve months ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                  1999                              1998                               1997
                                      -----------------------------   -----------------------------   -----------------------------
                                                Interest  Average               Interest  Average               Interest  Average
                                       Average   earned    yield       Average   earned    yield       Average   earned    yield
                                       balance  or paid   or cost      balance  or paid   or cost      balance  or paid   or cost
                                      --------- --------- ---------   --------- --------- ---------   --------- --------- --------
                                                                          (Dollars in thousands)
ASSETS:
Federal funds sold                    $   3,150 $     150   4.76%     $   2,588 $     135   5.22%     $   5,204 $     360   6.92%
Investment securities                   108,121     6,325   5.85%        70,525     4,124   5.85%        59,602     3,616   6.07%
Loans and leases                        281,796    25,934   9.20%       197,851    19,640   9.93%       138,787    14,171  10.21%
Allowance for loan and lease losses      (3,810)        -   0.00%        (2,794)        -   0.00%        (1,933)        -   0.00%
                                      --------- ---------             --------- ---------             --------- ---------
     Total interest-earning assets      389,257    32,409   8.33%       268,170    23,899   8.91%       201,660    18,147   9.00%
Noninterest-earning assets:
     Cash and due from banks             20,925                          15,224                          12,810
     Other                               15,837                          15,346                           9,758
                                      ---------                       ---------                       ---------
           Total assets               $ 426,019                       $ 298,740                       $ 224,228
                                      =========                       =========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     NOW and money market accounts    $ 122,688 $   4,044   3.30%     $  85,558 $   2,827   3.30%     $  66,222 $   2,141   3.23%
     Savings                              6,546       145   2.22%         6,227       161   2.59%         5,780       152   2.63%
     Certificates of deposit:
       Under $100,000                    25,950     1,320   5.09%        21,507     1,166   5.42%        16,942       877   5.18%
       $100,000 and over                 64,844     3,337   5.15%        47,453     2,658   5.60%        35,936     2,083   5.80%
                                      --------- ---------             --------- ---------             --------- ---------
     Total interest-bearing deposits    220,028     8,846   4.02%       160,745     6,812   4.24%       124,880     5,253   4.21%
Short-term borrowings:
     Securities and loans sold under
          agreements to repurchase
          and federal funds purchased    44,824     2,020   4.51%        23,767     1,183   4.98%        15,059       751   4.99%
     FHLB advances & notes payable       18,935     1,013   5.35%         4,626       281   6.07%         4,167       280   6.72%
Long-term borrowings                          -         -   0.00%         3,678       301   8.18%         8,458       732   8.65%
                                      --------- ---------             --------- ---------             --------- ---------
       Total interest-bearing
          liabilities                   283,787    11,879   4.19%       192,816     8,577   4.45%       152,564     7,016   4.60%
Noninterest-bearing demand accounts     101,793                          76,223                          54,706
                                      ---------                       ---------                       ---------
       Total deposits and interest-
          bearing liabilities           385,580                         269,039                         207,270
Other noninterest-bearing liabilities     1,610                           1,786                           1,606
                                      ---------                       ---------                       ---------
       Total liabilities                387,190                         270,825                         208,876
Shareholders' equity                     38,829                          27,915                          15,352
                                      ---------                       ---------                       ---------
       Total liabilities and
          shareholders' equity        $ 426,019                       $ 298,740                       $ 224,228
                                      =========                       =========                       =========
Net interest income                             $  20,530                       $  15,322                       $  11,131
                                                =========                       =========                       =========
Net interest spread                                         4.14%                           4.46%                           4.40%
                                                          =========                       =========                       =========
Net interest margin                                         5.27%                           5.71%                           5.52%
                                                          =========                       =========                       =========
Ratio of average interest-bearing assets to
     average interest-bearing liabilities          137.17%                         139.08%                         132.18%
                                                =========                       =========                       =========


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

                                                                                     Increase (Decrease)
                                                               -------------------------------  -------------------------------
                                                                        1999 vs. 1998                   1998 vs. 1997
                                                               -------------------------------  -------------------------------
                                                                Volume      Rate      Total      Volume     Rate     Total
                                                               ---------  ---------  ---------  ---------  ---------  ---------
                                                                                        (In thousands)
Interest-earning assets:
      Federal funds sold                                        $    29    $   (14)   $    15    $  (181)   $   (44)   $  (225)
      Investments                                                 2,199          2      2,201        663       (155)       508
      Loans and leases                                            8,332     (2,038)     6,294      6,031       (562)     5,469
                                                               ---------  ---------  ---------  ---------  ---------  ---------
            Total interest-earning assets                        10,560     (2,050)     8,510      6,513       (761)     5,752
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Interest-bearing liabilities:
      NOW and money market accounts                               1,227        (10)     1,217        624         62        686
      Savings                                                         8        (24)       (16)        12         (3)         9
      Certificates of deposits:
          Under $100,000                                            241        (87)       154        236         53        289
          $100,000 and over                                         974       (295)       679        668        (93)       575
Short-term borrowings:
      Securities and loans sold under agreements to
          repurchase and federal funds purchased                  1,048       (211)       837        435         (3)       432
      FHLB notes payable                                            869       (137)       732         31        (30)         1
Long-term borrowings                                               (301)         -       (301)      (414)       (17)      (431)
                                                               ---------  ---------  ---------  ---------  ---------  ---------
            Total interest-bearing liabilities                    4,066       (764)     3,302      1,592        (31)     1,561
                                                               ---------  ---------  ---------  ---------  ---------  ---------
            Net increase (decrease) in net interest income      $ 6,494    $(1,286)   $ 5,208    $ 4,921    $  (730)   $ 4,191
                                                               =========  =========  =========  =========  =========  =========

Asset/Liability Management

     The Company's results of operations depend significantly on net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of December 31, 1999, the Company's cumulative interest rate gap for the period of less than one year was a positive 8.44%. Therefore, assuming no change in the Company's gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income.

     The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999. All amounts in the table are based on contractual pricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.

                                                      Estimated maturity or repricing at December 31, 1999
                                                -----------------------------------------------------------------
                                                               Three months
                                                 Less than     to less than     One to        Over
                                                three months     one year     five years   five years     Total
                                                ------------   ------------   ----------   ----------   ---------
                                                                   (Dollars in thousands)
Interest-earning assets:
     Fixed rate loans                           $      6,092   $     13,327   $  107,586    $  24,672   $ 151,677
     Floating rate loans                             176,165            291          733          328     177,517
     Lease financing                                   1,973          5,672       13,840            -      21,485
     Investment securities held to maturity
        and available for sale                        16,565         55,296        4,654       33,406     109,921
     Federal funds sold                                    -              -            -            -           -
                                                ------------   ------------   ----------   ----------   ---------
          Total interest-earning assets         $    200,795   $     74,586   $  126,813   $   58,406   $ 460,600
                                                ============   ============   ==========   ==========   =========
Interest-bearing liabilities:
     NOW and money market accounts              $        867   $     62,492   $   72,319   $   13,007   $ 148,685
     Savings                                             295            649        2,063        2,889       5,896
     Time deposits under $100,000                     13,041         10,027          802            -      23,870
     Time deposits $100,000 and over                  57,975         34,588        5,823            -      98,386
     Federal funds purchased                           1,300              -            -            -       1,300
     Other interest-bearing liabilities               53,053         10,140          560          280      64,033
                                                ------------   ------------   ----------   ----------   ---------
          Total interest-bearing liabilities    $    126,531   $    117,896   $   81,567   $   16,176   $ 342,170
                                                ============   ============   ==========   ==========   =========
Interest rate gap                               $     74,264   $    (43,310)  $   45,246   $   42,230   $ 118,430
                                                ============   ============   ==========   ==========   =========
Cumulative interest rate gap                    $     74,264   $     30,954   $   76,200   $  118,430
                                                ============   ============   ==========   ==========
Cumulative interest rate gap to total assets           20.26%          8.44%       20.79%       32.31%
                                                ============   ============   ==========   ==========

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

     The following table presents, at December 31, 1999, loans and leases by maturity in each major category of the Company's portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.


                                   At December 31, 1999
                                ---------------------------------------------------------
                                  Less than       One to           Over
                                  one year      five years      five years       Total
                                ------------    ----------      ----------     ----------
                                      (In thousands)
Commercial                        $  73,939      $  48,323       $  8,166       $ 130,428
Real estate -- mortgage              16,104         48,357         58,880         123,341
Real estate -- construction          46,482          6,756            314          53,552
Consumer                              8,914         12,204            755          21,873
Direct financing leases -- net        7,645         13,840              -          21,485
                                  ---------      ---------       --------       ---------
     Total loans and leases       $ 153,084      $ 129,480       $ 68,115       $ 350,679
                                  =========      =========       ========       =========

     As of December 31, 1999, of the $197.6 million of loans and leases with maturities of one year or more, approximately $146.4 million were fixed rate loans and leases and $51.2 million were variable rate loans and leases.

Results of Operations

     The following table presents condensed statements of income for the Company for each of the years in the three-year period ended December 31, 1999.

                                                                           The Twelve Months Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                               Increase (Decrease)                 Increase (Decrease)
                                                               -------------------                 -------------------
                                                      1999       Amount       %           1998       Amount       %           1997
                                                    --------   ----------   ------      --------   ----------   ------      --------
                                                                                (Dollars in thousands)
Interest income                                     $ 32,409    $  8,510     35.6%      $ 23,899    $  5,752     31.7%      $ 18,147
Interest expense                                      11,879       3,302     38.5%         8,577       1,561     22.2%         7,016
                                                    --------   ----------               --------   ----------               --------
Net interest income before provision for loan and
       lease losses                                   20,530       5,208     34.0%        15,322       4,191     37.7%        11,131
Provision for loan and lease losses                    1,473         285     24.0%         1,188         239     25.2%           949
                                                    --------   ----------               --------   ----------               --------
Net interest income after provision for loan and
       lease losses                                   19,057       4,923     34.8%        14,134       3,952     38.8%        10,182
Noninterest income                                     4,610         364      8.6%         4,246         943     28.5%         3,303
Noninterest expense                                   15,746       2,613     19.9%        13,133       2,746     26.4%        10,387
                                                    --------   ----------               --------   ----------               --------
Income before income taxes                             7,921       2,674     51.0%         5,247       2,149     69.4%         3,098
Provision for income taxes                             3,002         971     47.8%         2,031         786     63.1%         1,245
Net income                                          $  4,919    $  1,703     53.0%      $  3,216    $  1,363     73.6%      $  1,853
                                                    ========   ==========               ========   ==========               ========


     Overview. Net income was a record $4.9 million in 1999, compared to $3.2 million in 1998 and $1.9 million in 1997. This increase was primarily due to a $5.2 million increase in net interest income from 1998 to 1999. Return on average assets and return on average common equity were 1.15% and 12.67%, respectively, for 1999, compared with 1.08% and 11.80%, respectively, for 1998, and 0.83% and 12.21%, respectively, for 1997. Total assets increased to $492.0 million at December 31, 1999, a 34.2% increase from $366.6 million at December 31, 1998. Total assets at December 31, 1997 were $264.1 million. Strong loan production was responsible for much of this growth. Net loans and leases grew $122.8 million from 1998 to 1999, and $59.2 million from 1997 to 1998.

     On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the years ended 1999 and 1998, was $5.4 million and $3.6 million, or $0.78 and $0.59 per diluted share, respectively. Return on average tangible assets was 1.27% in 1999 compared with 1.24% in 1998. Return on average common shareholders' equity was 15.59% for 1999, versus 15.86% for 1998.

     Interest Income.  Interest income increased 35.6%, to $32.4 million in 1999
from $23.9 million in 1998.   Interest income for 1998 increased 31.7% from
1997. In 1999, interest on loans and leases increased by $6.3 million and interest on investments increased by $2.2 million. Of the $8.5 million increase in 1999, $10.6 million was due to volume increases which were partially offset by a negative rate variance of $2.1 million. Average loan and lease volumes were up by $83.9 million from 1998, and average investments were up $37.6 million. The yield on average interest-earning assets was 8.33% for 1999, compared with 8.91% in 1998, and 9.00% in 1997. The drop in yield is attributed to a decreasing rate environment. On average, yields on investment securities remained flat at 5.85% in 1999 and 1998, down from 6.07% reported in 1997. Yields on average loans and leases decreased to 9.20%, compared to 9.93% in 1998 and 10.21% in 1997.

     Interest Expense. Interest expense increased 38.5%, to $11.9 million in 1999 from $8.6 million in 1998. 1998 interest expense was $1.6 million higher than in 1997. The increases were primarily due to higher volumes of interest-bearing liabilities. 1999 average interest-bearing deposits and average interest-bearing liabilities grew by $59.3 million and $91.0 million, respectively, from 1998, while the cost of interest-bearing liabilities dropped to 4.19% from 4.45% during the same period. The result was an increase of $3.3 million of additional interest expense in 1999. The cost of interest-bearing liabilities was 4.60% in 1997.

     Provision for Loan and Lease Losses. The provision for loan and lease losses was $1,473,000 in 1999, compared to $1,188,000 in 1998 and $949,000 in
1997. This increase was due to the increase in total loans and leases outstanding, and was not reflective of a deterioration of credit quality. In 1999, both the ratio of non-performing loans to total loans, and ratio of net charge-offs to average loans declined from the previous two years. Net charge-offs were $159,000 in 1999, versus $165,000 in 1998 and $361,000 in 1997.

     Noninterest Income. Noninterest income increased 8.6%, to $4.6 million in 1999 from $4.2 million in 1998. Noninterest income was $3.3 million in 1997. The moderate increase from 1998 relates to rental income associated with operating leases. Operating lease income was $2.3 million in 1999 compared to $2.4 million in 1998. During 1999, CBL focused on originating direct finance type leases rather than operating leases.

     The Company believes that other noninterest income, such as deposit service charges, have not grown at the same rate as loan and deposit volumes, in part because customers are provided the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. Although the use of compensating balances in lieu of fees decreases noninterest income, it positively impacts the net interest margin by increasing the level of noninterest-bearing deposits. At December 31, 1999, 27.8% of deposits at the Bank were noninterest-bearing deposits.

     Noninterest Expense. Total operating expenses were $15.7 million in 1999, $13.1 million in 1998, and $10.4 million in 1997. Overall, noninterest expenses were up 19.9% from 1998. Of this increase, approximately $1.3 million represented additional personnel costs and $1.0 million represented increased occupancy costs. The increases in expenses reflect the Company's on-going investment in personnel, technology, and office space needed to accommodate growth. In addition, $2.0 million of the noninterest expense incurred in 1999 was related to depreciation expense from operating leases.

     Although operating expenses have increased each year to accommodate the Company's growth, the efficiency ratio continues to improve. This is the result of the Company consistently generating revenues at a faster rate than expenses. The efficiency ratio was 62.91% for the year ended 1999, 67.78% for 1998, and 72.32% for 1997.

                                                     For the year ended December 31,
                                                ----------------------------------------
                                                   1999           1998           1997
                                                ----------     ----------     ----------
                                                             (In thousands)
Salaries and employee benefits                   $  8,124       $  6,836       $  5,339
Occupancy expenses, premises and equipment          2,831          1,868          1,202
Depreciation on leases                              2,015          1,889          1,168
Amortization of intangibles                           442            442            501
Other operating expenses                            2,334          2,098          2,177
                                                ----------     ----------     ----------
    Total other expense                          $ 15,746       $ 13,133       $ 10,387
                                                ----------     ----------     ----------

Efficiency ratio                                    62.91%         67.78%         72.32%

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

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $49 million. In addition, the Bank may apply for up to $16 million of State of Colorado time deposits. The Bank also has available a $153 million line of credit from the FHLB. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Unpledged securities available to collateralize FHLB borrowing's and securities sold under agreements to repurchase totaled $54.7 million at December 31, 1999.

     For the year ended December 31, 1999, cash and cash equivalents decreased by $1.4 million. This decrease was primarily the result of $132.0 million in net cash used by investing activities (mainly loan and lease originations). Offsetting this decrease were net cash inflows from financing activities (primarily increases in customer deposits) of $120.4 million and net cash provided by operating activities of $10.2 million.

     For the year ended December 31, 1998, cash and cash equivalents decreased by $7.7 million. Contributing to the decline in cash and cash equivalents was cash used in investing activities of $114.4 million (mainly loan and lease originations and security purchases) which were not entirely offset by cash generated by financing activities (primarily increased customer deposits, short term borrowings, and proceeds from the issuance of common stock) of $99.1 million. Net cash provided by operating activities was $7.6 million.

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

Year 2000 Compliance

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. We have successfully modified or replaced our information processing systems so that those systems will properly utilize dates beyond December 31, 1999.

     The Company completed its "Year 2000 Program" efforts prior to December 31, 1999. The Company utilizes third party servicers for some of its information and data processing needs. Validation of these third-party provided systems was completed during the third quarter of 1999. No major issues were reported related to third-party servicers over the year 2000 transition. The Company expects, but cannot guarantee, that all of these third party servicers will continue to be compliant. The Company continues to monitor its systems, servicers and products for any unanticipated issues that may not have manifested.

     In order to achieve and confirm year 2000 readiness, significant costs were incurred to test, modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it has replaced, in the ordinary course of business, a substantial portion of its core banking systems during the past five years with year 2000 compliant software. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $1.9 million, of which $973,000 has been incurred through December 31, 1999, including approximately $649,000 incurred in converting to the Jack Henry System. In addition, a significant portion of the Company's personal computers have been replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to have been $198,000, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

     The Company developed business resumption plans for each significant business unit in the event that its remediation plan was not completed in time or failed for reasons that were not foreseen. In the event of such a failure, these plans outlined the steps that would be taken to remediate the situation and minimize the effect on customers and losses to the Company. These plans were tested in the third quarter of 1999.

     The Company has not experienced any significant Y2K issues subsequent to 1999 year end. Although the Company believes it has taken appropriate steps to address Y2K readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board recently issued Statement No. 133 ("Statement No. 133") "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, which becomes effective for periods beginning after January 1, 2001, requires business enterprises to recognize all derivatives as either assets or liabilities in their financial statements and to record such instruments at fair value. Any change in fair value of such derivatives are required to be recognized in the statement of income or comprehensive income in the period of change. Management does not anticipate that Statement No. 133 will have a significant impact on the Company's financial statements.


Item 7. Financial Statements

     Reference is made to the financial statements, the reports thereon, the notes thereto included at pages 35 through 63 of this Form 10-KSB, which financial statements, reports, notes and data are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 10.  Executive Compensation

     Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions between the Company and its affiliates called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K

           (a)  Exhibits and Index of Exhibits.

(1) 3.1    Amended and restated Articles of Incorporation of the Registrant.

(1) 3.2    Amended and restated Bylaws of the Registrant.

(1) 10.1   Colorado Business Bankshares, Inc. 1998 Stock Incentive Plan.

(1) 10.2 Amended and Restated Colorado Business Bankshares, Inc. 1997 Incentive Stock Option Plan.

(1) 10.3 Amended and Restated Colorado Business Bankshares, Inc. 1995 Incentive Stock Option Plan.

(1) 10.4 Shareholders Agreement of Colorado Business Leasing, Inc., dated as of March 29, 1996, by and among The Women's Bank, N.A., Richard M. Hall, Jr., James F. Enssle, Andrea J. Johnson and Colorado Business Leasing, Inc.

+(1) 10.5  License Agreement, dated as of November 19, 1997, by and between Jack
           Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(1) 10.6  Contract Modification, dated as of November 19, 1997, by and between
           Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(1) 10.7  Computer Software Maintenance Agreement, dated as of November
           19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(1) 10.8 Employment Agreement, dated as of March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(1) 10.9 Employment Agreement, dated as of May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(1) 10.10  Employment Agreement, dated as of January 3, 1998, by and between
           Colorado Business Bankshares, Inc. and Richard J. Dalton.

(1) 10.11  Employment Agreement, dated as of February 29, 1996, by and between
           Equitable Bankshares of Colorado, Inc. and Darrell J. Schulte.

(1) 10.12  Employment Agreement, dated as of June 12, 1995, by and between
           Colorado Business Bankshares, Inc. and Charles E. Holmes.

(1) 10.13  Employment Agreement, dated as of November 16, 1997, by and between Colorado Business Bankshares, Inc. and Andrew L. Bacon.

(1) 10.14  Employment Agreement, dated as of October 1, 1997, by and between Colorado Business Bankshares, Inc. and K. Denise Albrecht.

(1) 10.15  Employment Agreement, dated as of March 29, 1996, by and between
           Colorado Business Leasing, Inc. and Richard M. Hall, Jr.

(1) 10.16  Employment Agreement, dated as of September 29, 1995, by and between
           Equitable Bankshares of Colorado, Inc. and Katherine H. Kaley.

(1) 10.17  Employment Agreement, dated as of January 8, 1996, by and between Colorado Business Bankshares, Inc. and Robert J. Ostertag.

(1) 10.18  Retail Lease, dated as of April 1, 1991, by and between
           Southbridge Plaza, L.P. and Equitable Bank of Littleton, N.A.

(1) 10.19  First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business Bank, N.A., formerly known as Equitable Bank of Littleton, N.A.

(1) 10.20  Office Lease, dated as of December 2, 1996, by and between Elliott
           Kiowa, Inc. and Colorado Business Bank, N.A.

(1) 10.21  Lease, dated as of December 1, 1997, by and between Spencer
           Enterprises and Colorado Business Bank, N.A.

(1) 10.22  Office Building Lease, dated as of July 19, 1995, by and between
           Chrisman, Bynum & Johnson P.C. and Equitable Bank of Littleton.

(1) 10.23  Office Lease, dated as of February 23, 1996, by and between
           Colorado Business Leasing, Inc. and Denver Place Associates Limited Partnership.

(2) 10.24  Lease Agreement between Kesef, LLC and Colorado Business Bankshares,
           Inc.

(2) 10.25  Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado Business
           Bank of Boulder National Association

(2) 10.26  Office Building Lease between Hanover Resources Inc. and Colorado
           Business Bank, N.A.

(2) 10.27  Employment Agreement between Colorado Business Bankshares, Inc. and
           Kevin G. Quinn

(3) 10.28  Lease Agreement between Edwards Interchange II, LLC and Colorado
           Business Bank, National Association

(3) 10.29  Office Lease between Bank One, Colorado, N.A., as Trustee for the
           Frank G. Jamison Trust, dated September 2, 1956 and Colorado Business Bank, N.A.

(4) 10.30  Lease, dated July 27, 1999,  between Joan H. Travis and Colorado
           Business Bank, N.A.

(4) 10.31  Employment Agreement, dated April 12, 1999, by and between Colorado
           Business Bankshares, Inc. and Randal Garman.

10.32 Employment Agreement, dated May 20, 1998, by and between Colorado Business Bankshares, Inc. and J. Henry Schonewise.

(1) 21.1   List of subsidiaries.

27.1  Financial Data Schedule.

____________

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-50037).

(2) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, as filed on May 17, 1999.

(4) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed on November 12, 1999.

  + Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.


      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000

                                    Colorado Business Bankshares, Inc.
                                    By:     /s/ Steven Bangert
                                        -----------------------------
                                                Steven Bangert
                                     Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                        Title:                          Date:


/s/  Steven Bangert              Chairman of the Board and
---------------------------
Steven Bangert                   Chief Executive Officer          March 29, 2000

/s/  Jonathan C. Lorenz          Vice Chairman of the Board
---------------------------      and President                    March 29, 2000
Jonathan C. Lorenz

/s/  Richard J. Dalton           Executive Vice President and
---------------------------      Chief Financial Officer          March 29, 2000
Richard J. Dalton

/s/  Lyne B. Andrich             Senior Vice President and
---------------------------      Controller                       March 29, 2000
Lyne B. Andrich

/s/  Virginia K. Berkeley        Director                         March 29, 2000
---------------------------
Virginia K. Berkeley

/s/  Mark S. Kipnis              Director                         March 29, 2000
---------------------------
Mark S. Kipnis

/s/  Noel N. Rothman             Director                         March 29, 2000
---------------------------
Noel N. Rothman

/s/  Howard R. Ross              Director                         March 29, 2000
---------------------------
Howard R. Ross

/s/  Michael B. Burgamy          Director                         March 29, 2000
---------------------------
Michael B. Burgamy

/s/  Timothy J. Travis           Director                         March 29, 2000
---------------------------
Timothy J. Travis

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Colorado Business Bankshares, Inc.
Denver, Colorado

We have audited the accompanying consolidated statements of condition of Colorado Business Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE, LLP

February 25, 2000
Denver, Colorado


COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     1999                1998
Cash and due from banks                                                               $  18,687,000       $  20,058,000

Investment securities available for sale (cost of $102,949,000
  and $95,994,000, respectively)                                                        101,456,000          96,463,000

Investment securities held to maturity (fair value of $5,648,000
  and $9,481,000, respectively)                                                           5,620,000           9,370,000

Other investments                                                                         2,845,000           2,104,000

       Total investments                                                                109,921,000         107,937,000

Loans and leases, net                                                                   346,094,000         223,279,000

Excess of cost over fair value of net assets acquired, net                                4,243,000           4,682,000

Investment in operating leases                                                            4,047,000           4,180,000

Premises and equipment, net                                                               3,606,000           2,884,000

Accrued interest receivable                                                               2,167,000           1,597,000

Deferred income taxes                                                                     2,192,000             934,000

Other                                                                                     1,052,000             999,000
                                                                                      -------------       -------------

TOTAL ASSETS                                                                          $ 492,009,000       $ 366,550,000
                                                                                      =============       =============

See notes to consolidated financial statements.







See notes to consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1999                1998

LIABILITIES:
  Deposits:
    Demand                                                        $106,492,000        $ 95,169,000
    NOW and money market                                           148,685,000         101,455,000
    Savings                                                          5,896,000           6,931,000
    Certificates of deposit                                        122,256,000          69,473,000
                                                                  ------------        ------------
      Total deposits                                               383,329,000         273,028,000

  Federal funds purchased                                            1,300,000           3,500,000
  Securities sold under agreements to repurchase                    33,053,000          24,956,000
  Advances from the Federal Home Loan Bank                          30,980,000          26,120,000
  Accrued interest and other liabilities                             2,996,000           1,774,000
                                                                  ------------        ------------
      Total liabilities                                            451,658,000         329,378,000

MINORITY INTEREST

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred, $.01 par value; 2,000,000 shares
     authorized; None outstanding
  Common, $.01 par value; 25,000,000 shares authorized;
    6,674,659 and 6,673,468 issued and outstanding, respectively        67,000              67,000
  Additional paid-in capital                                        29,994,000          29,839,000
  Retained earnings                                                 11,224,000           6,972,000
  Accumulated other comprehensive (loss) income,
    net of income tax of ($559,000) and $172,000, respectively        (934,000)            294,000
                                                                  ------------        ------------
      Total shareholders' equity                                    40,351,000          37,172,000
                                                                  ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $492,009,000        $366,550,000
                                                                  ============        ============

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                      1999            1998
INTEREST INCOME:
  Interest and fees on loans and leases           $ 25,934,000    $ 19,640,000
  Interest on investments                            6,475,000       4,259,000
                                                  ------------    ------------
    Total interest income                           32,409,000      23,899,000

INTEREST EXPENSE:
  Interest on deposits                               8,846,000       6,812,000
  Interest on short-term borrowings                  3,008,000       1,464,000
  Interest on note payable                              25,000         301,000
                                                  ------------    ------------
    Total interest expense                          11,879,000       8,577,000

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN AND LEASE LOSSES                         20,530,000      15,322,000

PROVISION FOR LOAN AND LEASE LOSSES                  1,473,000       1,188,000
                                                  ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                         19,057,000      14,134,000
                                                  ------------    ------------
OTHER INCOME:
  Service charges                                    1,152,000         945,000
  Operating lease income                             2,348,000       2,370,000
  Other income                                       1,110,000         931,000
                                                  ------------    ------------
    Total other income                               4,610,000       4,246,000

OTHER EXPENSE:
  Salaries and employee benefits                     8,124,000       6,836,000
  Occupancy expenses, premises and equipment         2,831,000       1,868,000
  Depreciation on leases                             2,015,000       1,889,000
  Amortization of intangibles                          442,000         442,000
  Other                                              2,334,000       2,098,000
                                                  ------------    ------------
    Total other expense                             15,746,000      13,133,000

                                                                   (Continued)

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                        1999             1998

INCOME BEFORE INCOME TAXES                           7,921,000        5,247,000

PROVISION FOR INCOME TAXES                           3,002,000        2,031,000
                                                    -----------      -----------
NET INCOME                                           4,919,000        3,216,000
                                                    -----------      -----------
UNREALIZED (DEPRECIATION) APPRECIATION ON AVAILABLE
  FOR SALE SECURITIES, net of tax                    (1,228,000)         184,000
                                                    -----------      -----------
COMPREHENSIVE INCOME                                $ 3,691,000      $ 3,400,000
                                                    ===========      ===========
EARNINGS PER SHARE:
  Basic                                             $      0.74      $      0.53
                                                    ===========      ===========
  Diluted                                           $      0.72      $      0.51
                                                    ===========      ===========


See notes to consolidated financial statements.


COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                         Common Stock     Additional     Preferred Stock                     Other
                                       Shares               Paid-In    Shares                Retained    Comprehensive
                                       Issued    Amount     Capital    Issued     Amount     Earnings       Income         Total
BALANCE, JANUARY 1, 1998              4,874,968 $ 49,000  $11,933,000   1,500  $ 1,500,000  $ 3,833,000   $   110,000   $17,425,000

ISSUANCE OF COMMON STOCK              1,610,000   16,000   17,508,000       -            -            -             -    17,524,000

REDEMPTION OF PREFERRED STOCK                 -        -            -  (1,500)  (1,500,000)           -             -    (1,500,000)

OPTIONS EXERCISED                       188,500    2,000      398,000       -            -            -             -       400,000

DIVIDENDS PAID-PREFERRED
        ($51.29 per share)                    -            -                -            -      (77,000)            -       (77,000)

NET CHANGE IN UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE SECURITIES,
      net of income taxes of $110,000         -            -                -            -            -       184,000       184,000

NET INCOME                                    -            -                -            -    3,216,000             -     3,216,000
                                      --------- --------  -----------  ------- -----------  -----------  -------------  -----------
BALANCE, DECEMBER 31, 1998            6,673,468   67,000   29,839,000       -            -    6,972,000        294,000   37,172,000

TAX EFFECT ON EXERCISE OF NON-
    QUALIFIED STOCK OPTIONS                   -        -      146,000       -            -            -              -      146,000

OPTIONS EXERCISED                         1,191        -        9,000       -            -            -              -        9,000

DIVIDENDS PAID - COMMON
  ($ .10) PER SHARE                           -        -            -       -            -     (667,000)             -     (667,000)

NET CHANGE IN UNREALIZED DEPRECIATION
  ON AVAILABLE FOR SALE SECURITIES,
  net of income taxes of ($731,000)           -        -            -       -            -            -     (1,228,000)  (1,228,000)

NET INCOME                                    -        -            -       -            -    4,919,000              -    4,919,000
                                      --------- --------  -----------  ------- -----------  -----------  -------------  -----------
BALANCE, DECEMBER 31, 1999            6,674,659 $ 67,000  $29,994,000       -  $         -  $11,224,000  $    (934,000) $40,351,000
                                      ========= ========  ===========  ======= ===========  ===========  =============  ===========

See notes to consolidated financial statements.

COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                       1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 4,919,000     $ 3,216,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net amortization on securities                      195,000         248,000
    Depreciation and amortization                     3,447,000       2,964,000
    Provision for loan and lease losses               1,473,000       1,188,000
    Deferred income taxes                              (527,000)       (264,000)
    Gain on sale of securities                          (44,000)       (162,000)
    (Gain) loss on sale of premises and equipment        (4,000)         30,000
  Changes in:
    Accrued interest receivable                        (570,000)       (266,000)
    Other assets                                        (53,000)        620,000
    Accrued interest and other liabilities            1,368,000         (18,000)
                                                    -----------     -----------
        Net cash provided by operating activities    10,204,000       7,556,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in other investments                      (741,000)        119,000
  Purchase of available for sale securities         (48,851,000)    (86,941,000)
  Proceeds from maturities of held to maturity
     securities                                       3,740,000       5,503,000
  Proceeds from maturities and sale of available
    for sale securities                              41,759,000      32,374,000
  Loan and lease originations and repayments, net  (126,409,000)    (63,431,000)
  Purchase of premises and equipment                 (1,724,000)     (2,579,000)
  Proceeds from sale of premises and equipment          251,000         573,000
                                                    -----------     -----------

        Net cash used in investing activities      (131,975,000)   (114,382,000)

                                                                    (Continued)


COLORADO BUSINESS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                     1999            1998

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market,
   and savings accounts                                         $ 57,518,000    $ 53,351,000
  Net increase (decrease) in certificates of deposit              52,783,000      (1,381,000)
  Net (decrease) increase in federal funds purchased              (2,200,000)      3,500,000
  Net increase in securities sold under agreements
     to repurchase                                                 8,097,000      11,932,000
  Advances from the Federal Home Loan Bank                       110,400,000      24,000,000
  Repayment of Federal Home Loan Bank advances                  (105,540,000)     (1,140,000)
  Payment on notes payable                                                 -      (7,500,000)
  Proceeds from issuance of common stock                                   -      17,524,000
  Dividends paid on common stock                                    (667,000)              -
  Dividends paid on preferred stock                                        -         (77,000)
  Proceeds from options exercised                                      9,000         400,000
  Redemption of preferred stock                                            -      (1,500,000)

        Net cash provided by financing activities                120,400,000      99,109,000
                                                               -------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                            (1,371,000)     (7,717,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                               20,058,000      27,775,000
                                                               -------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $ 18,687,000    $ 20,058,000
                                                               =============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH INFORMATION:
  Cash paid during the year for:

    Interest                                                    $ 11,446,000    $  8,549,000
                                                               =============    ============
    Income taxes                                                $  2,889,000    $  2,542,000
                                                               =============    ============

See notes to consolidated financial statements.                                 (Concluded)

COLORADO BUSINESS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------
1. SIGNIFICANT ACCOUNTING POLICIES

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

   The Bank is a commercial banking institution with nine locations in the Denver metropolitan area, and one in Edwards, Colorado. Leasing provides equipment leasing primarily to middle-market companies. In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals and valuation of property under operating leases. The following is a summary of the Company's significant accounting and reporting policies.

   Consolidation - The consolidated financial statements include the accounts of the Parent, the Bank and Leasing. All significant intercompany balances and transactions have been eliminated. Losses attributable to minority shareholders of Leasing have exceeded their share of equity of Leasing.

   Cash and Due From Banks - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

   Investments - The Company classifies its investment securities as held to maturity, available for sale, or trading according to management's intent. As of December 31, 1999 and 1998, the Company has no trading securities.

   a. Investment Securities Held to Maturity - Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

   b. Investment Securities Available for Sale - Available for sale securities consist of bonds, notes, and debentures not classified as held-to-maturity securities and are reported at fair market value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income
       (loss) until realized.

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

   Loans and Leases - Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on purchased loans. Loan fees and certain costs of originating loans and leases are deferred and the net amount is amortized over the contractual life of the related loans and leases. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period's accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan and lease losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

   Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibilty of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

   The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibilty of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

   Excess of Cost Over Fair Value of Net Assets Acquired - Excess of cost over fair value of net assets acquired is amortized by the straight-line method over 15 years. The Company reviews such assets for impairment at least annually.

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

   Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

   Recent Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the consolidated financial statements.

2. INVESTMENTS

   The amortized cost and estimated fair values of investment securities are summarized as follows:



                                                        Gross       Gross       Estimated
                                         Amortized   Unrealized   Unrealized      Fair
   December 31, 1999                        Cost        Gains       Losses        Value
   -----------------
   Available for sale securities:

   Mortgage-backed securities          $ 90,467,000    $ 464,000 $ 1,326,000   $ 89,605,000

   U.S. treasury                          3,540,000            -      73,000      3,467,000

   Obligations of states and
      political subdivisions                275,000       34,000           -        309,000

   U.S. government agencies               8,667,000            -      592,000     8,075,000
                                        ------------  ----------  -----------  ------------
                                        $102,949,000   $ 498,000  $ 1,991,000  $101,456,000
                                        ============  ==========  ===========  ============


                                                         Gross      Gross       Estimated
                                          Amortized   Unrealized  Unrealized      Fair
                                             Cost        Gains      Losses        Value

Held to maturity securities

  Mortgage-backed securities            $  4,788,000  $   40,000  $     3,000  $  4,825,000

  Obligations of states and
    political subdivisions                   490,000      40,000            -       494,000

  U.S. government agencies                   342,000           -       13,000       329,000
                                        ------------  ----------  -----------  ------------
                                        $  5,620,000  $   40,000  $    16,000  $  5.749.000
                                        ============  ==========  ===========  ============



                                                        Gross       Gross       Estimated
                                         Amortized   Unrealized   Unrealized      Fair
   December 31, 1998                        Cost        Gains       Losses        Value
   -----------------

   Available for sale securities:

     Mortgage-backed securities         $ 79,589,000  $  532,000  $    10,000  $ 80,111,000

     U.S. treasury                         4,551,000      11,000       12,000     4,550,000

     U.S. government agencies             11,854,000       2,000       54,000    11,802,000
                                        ------------  ----------  -----------  ------------
                                        $ 95,994,000  $  545,000  $    76,000   $96,463,000
                                        ============  ==========  ===========  ============

                                                        Gross       Gross       Estimated
                                         Amortized   Unrealized   Unrealized      Fair
                                           Cost         Gains       Losses        Value
   Held to maturity securities:

      Mortgage-backed securities        $  6,993,000  $   93,000  $         -  $  7,086,000

      U. S. treasury                       1,007,000       4,000            -  $  1,011,000

      Obligations of states and
        political subdivisions               965,000      29,000            -       994,000

      U.S. government agencies               405,000           -       15,000       390,000
                                        ------------  ----------  -----------  ------------
                                        $  9,370,000  $  126,000  $    15,000  $  9,481,000
                                        ============  ==========  ===========  ============

   The amortized cost and estimated fair value of investments in debt securities at December 31, 1999 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                  Available for Sale                 Held to Maturity
                                            -------------------------------      --------------------------
                                                                 Estimated                        Estimated
                                               Amortized            Fair            Amortized        Fair
                                                  Cost             Value              Cost          Value
Due in one year or less                     $   1,989,000       $ 1,968,000        $ 490,000      $ 494,000
Due after one year through five years           1,551,000         1,499,000         -              -
Due after five years through ten years            275,000           309,000          342,000        329,000
Due after ten years                             8,667,000         8,075,000         -              -
Mortgage-backed securities                     90,467,000        89,605,000        4,788,000      4,825,000
                                            -------------     -------------      -----------     ----------
                                            $ 102,949,000     $ 101,456,000      $ 5,620,000     $5,648,000
                                            =============     =============      ===========     ==========

   During the years ended December 31, 1999 and 1998, there were no sales of held to maturity securities. Proceeds from sales of available for sale securities totaled $9,858,000 and $14,716,000, respectively during the years ended December 31, 1999 and 1998. The related gross realized gains were $48,000 and $162,000, respectively.

   Investment securities with an approximate fair value of $15,897,000 and $9,893,000 were pledged to secure public deposits of $12,146,000 and $7,081,000 at December 31, 1999 and 1998, respectively.

   Obligations of states and political subdivisions at December 31, 1999 and 1998 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company's shareholders' equity.

   Other investments at December 31, 1999 consists primarily of Federal Home Loan Bank stock (carrying value $1,579,000) and Federal Reserve Bank stock (carrying value $876,000). In addition, the Bank had $390,000 in an investment partnership being accounted for under the cost method. The Bank has committed to investing up to $500,000 in the partnership. Certain shareholders and directors have also invested in and received consulting fees from the partnership.

3. LOANS AND LEASES

   Categories of loans and leases, net of deferred fees at December 31, include:

                                                    1999                1998

Commercial                                      $130,428,000        $104,745,000
Real estate - mortgage                           123,341,000          56,941,000
Real estate - construction                        53,552,000          34,210,000
Consumer                                          21,873,000          16,913,000
Direct financing leases, net                      21,485,000          13,741,000
                                                ------------        ------------
                                                 350,679,000         226,550,000
Less:  Allowance for loan and lease losses         4,585,000           3,271,000
                                                ------------        ------------
                                                $346,094,000        $223,279,000
                                                ============        ============

   The majority of the Company's lending and leasing activities are with customers located in the Denver metropolitan area.

   In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates. Activity with respect to officer and director loans is as follows for the years ended December 31, 1999 and 1998, respectively:

                                                      1999              1998

Balance, beginning of period                      $ 2,914,000        $2,139,000
New loans                                           9,653,000         7,240,000
Principal paydowns and payoffs                     (8,871,000)       (6,465,000)
                                                 ------------        ----------
Balance, end of period                            $ 3,696,000        $2,914,000
                                                 ============        ==========

   The Company sells participations in loans to an entity controlled by the Chairman of the Board of Directors and a member of the Board of Directors. The amount of participations outstanding with the affiliate were $1,304,000 and $3,994,000 at December 31, 1999 and 1998, respectively.

   Transactions in the allowance for loan and lease losses are summarized as follows:
                                                    Years Ended December 31,
                                                     1999              1998

   Balance, beginning of year                      $3,271,000        $2,248,000
   Provision for loan and lease losses              1,473,000         1,188,000
                                                   ----------        ----------
                                                    4,744,000         3,436,000

   Loans charged off, net of recoveries of $26,000
     for 1999 and $71,000 for 1998                   (159,000)         (165,000)
                                                   ----------        ----------

   Balance, end of year                            $4,585,000        $3,271,000
                                                   ==========        ==========

   The recorded investment in loans that are considered to be impaired under SFAS No. 114 as amended by SFAS No. 118 (all of which were on a non-accrual basis) was $683,000 and $467,000 at December 31, 1999 and 1998, respectively (all of which have a related allowance for loan and lease loss). The allowance for loan and lease losses applicable to impaired loans was $160,000 and $176,000 at December 31, 1999 and 1998, respectively. Interest of $61,000 and $43,000 was recognized on average impaired loans of $550,000 and $639,000 during 1999 and 1998, respectively. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is insignificant for the years ended December 31, 1999 and 1998.

4. INVESTMENT IN LEASES

   The Company is the lessor of equipment under agreements expiring in various future years. Certain of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

   Property leased or held for lease to others under operating leases consists of the following at December 31, 1999 and 1998:

                                                      1999              1998

   Equipment                                       $6,862,000        $6,408,000
   Unamortized initial direct costs                    73,000            77,000
                                                   ----------        ----------
                                                    6,935,000         6,485,000
   Less accumulated depreciation                    2,888,000         2,305,000
                                                   ----------        ----------
      Total                                        $4,047,000        $4,180,000
                                                   ==========        ==========

   The Company's net investment in direct financing leases consists of the following at December 31, 1999 and 1998:

                                                  1999                1998

   Minimum lease payments receivable           $22,968,000        $ 15,324,000
   Unamortized initial direct costs                354,000             216,000
   Estimated unguaranteed residual values          503,000             148,000
   Unearned income                              (2,340,000)         (1,947,000)
                                               -----------        ------------
   Total                                       $21,485,000        $ 13,741,000
                                               ===========        ============

   At December 31, 1999, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

                                           Direct            Operating
                                      Financing Leases    Operating Leases

2000                                           $ 9,057,000         $ 2,269,000
2001                                             7,418,000           1,518,000
2002                                             4,334,000             915,000
2003                                             1,727,000              72,000
2004                                               432,000                   -
                                               -----------         -----------
Total                                          $22,968,000         $ 4,774,000
                                               ===========         ===========

5. PREMISES AND EQUIPMENT

   The major classes of premises and equipment are summarized as follows:

                                                        December 31,
                                                   1999              1998

Leasehold improvements                         $ 1,807,000         $ 1,055,000
Furniture, fixtures, and equipment               5,393,000           4,465,000
                                                 7,200,000           5,520,000
Accumulated depreciation                         3,594,000           2,636,000
                                               -----------         -----------
                                               $ 3,606,000         $ 2,884,000
                                               ===========         ===========

6. CERTIFICATES OF DEPOSIT

   The composition of certificates of deposit is as follows:

                                                         December 31,
                                                   1999                1998
   Less than $100,000
   $100,000 and more                            $ 23,870,000       $ 27,311,000
                                                  98,386,000         42,162,000
                                                ------------       ------------
                                                $122,256,000       $ 69,473,000
                                                ============       ============
   Related interest expense is as follows:

                                                   Years Ended December 31,
                                                    1999              1998

   Less than $100,000                           $  1,320,000       $  1,166,000
   $100,000 and more                               3,337,000          2,658,000
                                                ------------       ------------
                                                $  4,657,000       $  3,824,000
                                                ============       ============

   Maturities of certificates of deposit of $100,000 and more are as follows:

                                                         December 31,
                                                             1999

   Less than three months                               $ 57,975,000
   Three months up to six months                          28,338,000
   Six months up to one year                               6,250,000
   One year and over                                       5,823,000
                                                        ------------
                                                        $ 98,386,000
                                                        ============
7. BORROWED FUNDS

   The Company has advances from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 5.18% to 6.89%. Advances are collateralized by qualifying loans and investment securities not otherwise pledged as collateral.

   Aggregate annual maturities of advances are as follows:


      Year

      2000                                                          $ 30,140,000
      2001                                                               140,000
      2002                                                               140,000
      2003                                                               140,000
      2004                                                               140,000
      Thereafter                                                         280,000
                                                                    ------------
      Total                                                         $ 30,980,000
                                                                    ============

   Securities sold under agreements to repurchase are summarized as follows:

                                                            December 31,
                                                        1999            1998

      Securities with an estimated fair value of
      $53,827,000 in 1999 and $33,062,000 in 1998    $ 33,053,000   $ 24,956,000
                                                     ============   ============



   The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition. Securities sold under agreements to repurchase averaged $40,421,000 and $18,811,000 and the maximum amounts outstanding at any month-end during 1999 and 1998 were $51,982,000 and $24,956,000, respectively. At December 31, 1999, the weighted average interest rate was 4.53%.

8. INCOME TAXES

   The components of consolidated income tax expense are as follows:

                                                     Years Ended December 31,
                                                      1999              1998

      Current tax expense                         $ 3,529,000       $ 2,295,000
      Deferred tax benefit                           (527,000)         (264,000)
                                                  -----------       -----------
      Total                                       $ 3,002,000       $ 2,031,000
                                                  ===========       ===========


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

                                                                       December 31,
                                                                1999                 1998
    Deferred tax assets:
      Allowance for loan losses                              $ 1,594,000          $ 1,097,000
      Unrealized loss on available-for-sale securities           559,000                -
      True lease adjustment                                      438,000                -
      Depreciation                                                 -                   23,000
      Deferred loan fees                                         309,000              170,000
      Vacation and other accrued liabilities                      49,000               30,000
      Other                                                       84,000               53,000
                                                             -----------          -----------

      Total deferred tax assets                                3,033,000            1,373,000
                                                             -----------          -----------

    Deferred tax liabilities:
      Depreciation                                               227,000                -
      Sale of assets                                             288,000                -
      Building leasehold improvements                              -                   95,000
      Unrealized gain on available-for-sale securities             -                  172,000
      Deferred initial direct lease costs                        179,000              110,000
      Prepaid assets                                             147,000               62,000
                                                             -----------          -----------

      Total deferred tax liabilities                             841,000              439,000
                                                             -----------          -----------

    Net deferred tax assets                                  $ 2,192,000          $   934,000
                                                             ===========          ===========

    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                1999                 1998
    Computed at the statutory rate (34%)                     $ 2,693,000          $ 1,784,000
    Increase (decrease) resulting from:
      Tax exempt interest income on loans and securities         (22,000)             (24,000)
      Nondeductible goodwill amortization                        149,000              148,000
      State income taxes, net of federal income tax effect       256,000               71,000
      Meals and entertainment                                     26,000                -
      Other                                                     (100,000)              52,000
                                                             -----------          -----------

    Actual tax provision                                     $ 3,002,000          $ 2,031,000
                                                             ===========          ===========

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

    Stock Options - The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed ten years.

    The Company granted other stock options ("Other Options") in 1994 to individuals for their contributions to the Company which were immediately exercisable at $2.12 per share. An aggregate of 188,500 shares of common stock were reserved for issuance under these agreements. All of these options were exercised in February 1998.

    The 1995 Incentive Stock Option Plan (the "1995 Plan") authorizes the issuance of 197,925 shares of Common Stock. One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Shares available for grant at December 31, 1999 totaled 3,412.

    The 1997 Incentive Stock Option Plan (the "1997 Plan") reserves 101,036 shares for issuance at not less than the market value of the Company's stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant at December 31, 1999 totaled 14,534.

    In May 1998, the Company approved the 1998 Stock Incentive Plan (the "1998 Plan"). The maximum number of shares authorized to be issued under the 1998 Plan is 225,000 shares of Common Stock, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 22,500 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant at December 31, 1999 totaled 65,756. In January 2000, the Company's Board of Directors approved, subject to shareholder approval, an amendment to the 1998 plan that will increase the number of shares eligible to be granted to 425,000.

    The following is a summary of changes in shares under option (excluding Other Options discussed above):

                                                                 1999                         1998
                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                            Shares       Price           Shares       Price
    Outstanding, beginning of year                          277,826      $ 3.83          245,051      $ 3.12
      Granted                                               166,110       15.94           39,844        8.60
      Exercised                                               1,191        7.43             -           -
      Forfeited                                               4,022        8.49            7,069        6.15
                                                            -------      ------          -------      ------

    Outstanding, end of year                                438,723      $ 8.10          277,826      $ 3.83
                                                            =======      ======          =======      ======

    Options exercisable, end of year                        234,264      $ 5.46          127,827      $ 2.75
                                                            =======      ======          =======      ======

    The outstanding options at December 31, 1999 were exercisable at prices ranging from $2.12 to $18.00 per share. The weighted-average remaining contractual life of options outstanding at December 31, 1999 was 7.57 years.

    The Company has elected to continue to account for its stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 1999 and 1998 to be $538,000 and $41,000, respectively using the Black-Scholes option pricing model prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rate of 6.56% and 4.72%; expected dividend yield of 1.64% and 0%; expected life of five years; and expected volatility of 38.09% and 36.16%. Had compensation cost been determined based on fair value at the grant date for the Company's stock options in accordance with SFAS No. 123, the proforma effect on net income in 1999 and 1998 would have been a decrease of $131,000 and $48,000, respectively. The effect on earnings per share is not material.

    Dividends - At December 31, 1999, the Company's ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. At December 31, 1999, the Bank could have paid total dividends to the Company of approximately $8.6 million, without prior regulatory approval.

    Earnings Per Share - Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                               1999              1998
Net income                                                 $ 4,919,000       $ 3,216,000

Less:  Preferred stock dividends                                 -                77,000
                                                           -----------       -----------

Income available to common shareholders                    $ 4,919,000       $ 3,139,000

Weighted average shares outstanding -
  basic earnings per share                                   6,673,484         5,880,419

Effect of dilutive securities - stock options                  191,509           214,488
                                                           -----------       -----------

Weighted average shares outstanding -
  diluted earnings per share                                 6,864,993         6,094,907
                                                           ===========       ===========

    In January 2000, the Company's Board of Directors approved the adoption of an Employee Stock Purchase Plan ("ESPP"), subject to shareholder approval, which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may contribute up to 50% of an employee's deduction toward the purchase of additional Common Stock. The ESPP will be administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company.

10. COMMITMENTS AND CONTINGENCIES

    Employee Profit Sharing Trust - The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company's discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for 1999 and 1998 were $277,000 and $149,000, respectively.

    Lease Commitments - The Company entered into various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years, and have renewal options at the end of the initial lease terms. Total rental expense for the year ended December 31, 1999 and 1998 was $1,034,000 and $686,000, respectively. The Company's corporate office lease expires June 30, 2009. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. Future minimum lease payments at December 31, 1999 under all noncancelable operating leases are as follows:

2000                                                             $ 1,249,000
2001                                                               1,133,000
2002                                                               1,103,000
2003                                                               1,069,000
2004                                                                 878,000
Thereafter                                                         3,625,000
                                                                 -----------

Total                                                            $ 9,057,000
                                                                 ===========

    Minimum payments have not been reduced by minimum sublease rentals of $69,000 due in the future under a non-cancelable sublease.

    Financial Instruments with Off-Balance Sheet Risk - In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. At December 31, 1999, the Company had the following commitments:

    Commitments to originate commercial or
      real estate construction loans and unused
      lines of credit granted to customers                        $ 160,717,000
                                                                  =============

    Commitments to fund consumer loans:
      Personal lines of credit and equity lines                   $   8,486,000
                                                                  =============

      Overdraft protection plans                                  $   4,831,000
                                                                  =============

   Letters of credit                                              $   4,811,000
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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999 and 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's categories.

    The following table shows the Company and the Bank's actual capital amounts and ratios and regulatory thresholds as of December 31, 1999 and 1998:

                                                                                                    To Be "Well
                                                                                                Capitalized" Under
                                                                     For Capital                 Prompt Corrective
                                          Actual                   Adequacy Purposes             Action Provisions
         As of                  ---------------------------  ------------------------------ ----------------------------
  December 31, 1999                 Amount         Ratio         Amount            Ratio       Amount          Ratio
Company
Total capital
  (to risk weighted assets         $ 41,622,000    10.7 %       $ 31,265,000        8.0 %        N/A             N/A
Tier I capital
  (to risk weighted assets)          37,037,000     9.5 %         15,632,000        4.0 %        N/A             N/A
Tier I capital
  (to average assets)                37,037,000     7.8 %         18,893,000        4.0 %        N/A             N/A

Colorado Business Bank, N.A.
Total capital
  (to risk weighted assets)        $ 40,297,000    10.3 %       $ 31,242,000        8.0 %      $39,052,000      10.0 %
Tier I capital
  (to risk weighted assets)          35,712,000     9.1 %         15,621,000        4.0 %       23,431,000       6.0 %
Tier I capital
  (to average assets)                35,712,000     7.6 %         18,872,000        4.0 %       23,591,000       5.0 %

                                                                                                  To Be "Well
                                                                                              Capitalized" Under
                                                                      For Capital              Prompt Corrective
                                             Actual                 Adequacy Purposes          Action Provisions
       As of                      --------------------------   -------------------------- ----------------------------
  December 31, 1998                    Amount       Ratio          Amount        Ratio       Amount         Ratio
Company
Total capital
  (to risk weighted assets)          $ 35,382,000   13.9 %      $ 20,426,000     8.0 %         N/A            N/A
Tier I capital
  (to risk weighted assets)            32,189,000   12.6 %        10,213,000     4.0 %         N/A            N/A
Tier I capital
  (to average assets)                  32,189,000    9.8 %        13,205,000     4.0 %         N/A            N/A

Colorado Business Bank, N.A.
Total capital
  (to risk weighted assets)          $ 34,596,000   13.6 %      $ 20,406,000     8.0 %      $ 25,508,000     10.0 %
Tier I capital
  (to risk weighted assets)            31,406,000   12.3 %        10,203,000     4.0 %        15,305,000      6.0 %
Tier I capital
  (to average assets)                  31,406,000    9.1 %        13,764,000     4.0 %        15,305,000      5.0 %

12. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Presented below are the changes in other comprehensive income (loss) for the periods indicated.

                                                                  1999                1998
    Other Comprehensive income (loss), before tax>:
      Unrelaized (loss) gain on available for sale
        securities arising during the period                 $ (1,959,000)          $ 455,000

      Reclassificationj adjustment for gains
        arising during the period                                   -                (161,000)
                                                             ------------           ---------

    Other comprehensive (loss) income, before tax              (1,959,000)            294,000

    Tax benefit (expense (loss) related to items of
      other comprehensive (loss) income                           731,000            (110,000)
                                                             ------------           ---------

    Other comprehensive (loss) income, net of tax            $ (1,228,000)          $ 184,000
                                                             ============           =========

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                               December 31, 1999                  December 31, 1998
                                                                            Estimated                          Estimated
                                                           Carrying           Fair           Carrying            Fair
                                                             Value           Value            Value             Value
    Financial assets:
      Cash and due from banks                            $ 18,687,000     $ 18,687,000     $ 20,258,000      $ 20,258,000
      Investment securities available-for-sale            101,456,000      101,456,000       96,463,000        96,463,000
      Investment securities held-to-maturity                5,620,000        5,648,000        9,370,000         9,481,000
      Other investments                                     2,845,000        2,845,000        2,104,000         2,104,000
      Loans and leases, net                               346,094,000      340,028,000      223,279,000       223,015,000
      Accrued interest receivable                           2,167,000        2,167,000        1,597,000         1,597,000

    Financial liabilities:
      Deposits                                            383,329,000      348,011,000      273,028,000       258,240,000
      Federal funds purchased                               1,300,000        1,300,000        3,500,000         3,500,000
      Securities sold under agreements to repurchase       33,053,000       33,050,000       24,956,000        24,937,000
      Advances from Federal Home Loan Bank                 30,980,000       30,926,000       26,120,000        26,185,000
      Accrued interest payable                                829,000          829,000          397,000           397,000

    The estimation methodologies utilized by the Company are summarized as follows:

    Cash and Due From Banks - For cash and due from banks the carrying amount is a reasonable estimate of fair value.

    Investment Securities - For investment securities, fair value equals the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

    Other Investments - The estimated fair value of other investments approximates their carrying value.

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

    Deposits - The fair value of demand deposits, NOW, savings accounts, and money market deposits is estimated by discounting the expected life of each deposit category at an index of the Federal Home Loan Bank advance rate curve. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

    Federal Funds Purchased - The estimated fair value of variable rate borrowed funds approximates their carrying value.

    Securities Sold under Agreements to Repurchase and Advances from the Federal Home Loan Bank - Estimated fair value is based on discounting cash flows for comparable instruments.

    Commitments to Extend Credit and Standby Letters of Credit - The Company's off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management's opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14. SEGMENTS

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

    Results of operations and selected financial information by operating segment are as follows:


                                                       Years Ended December 31,
Dollars in thousands:                                     1999          1998
Total interest income:
  Commercial Banking                                    $ 32,201      $ 24,022
  Equipment Leasing                                        1,435           932
  Holding Company                                             25            89
  Eliminations                                            (1,252)       (1,144)
                                                        --------      --------
Consolidated                                            $ 32,409      $ 23,899
                                                        ========      ========
Total interest expense
  Commercial Banking                                    $ 11,843      $ 8,335
  Equipment Leasing                                        1,287        1,085
  Holding Company                                            -            301
  Eliminations                                            (1,251)      (1,144)
                                                        --------      --------

Consolidated                                            $ 11,879      $ 8,577
                                                        ========      ========

Provision for loan and lease losses:
  Commercial Banking                                    $ 1,425       $ 1,114
  Equipment Leasing                                          48            74
                                                        --------      --------

Consolidated                                            $ 1,473       $ 1,188
                                                        ========      ========

Other noninterest income:
  Commercial Banking                                    $ 2,243       $ 1,769
  Equipment Leasing                                       2,538         2,521
  Holding Company                                         5,896         4,033
  Eliminations                                           (6,067)       (4,077)
                                                        --------      --------

Consolidated                                            $ 4,610       $ 4,246
                                                        ========      ========

Depreciation and amortization:
  Commercial Banking                                    $ 1,366       $ 1,032
  Equipment Leasing                                       2,053         1,914
  Holding Company                                            28            18
  Eliminations                                            -             -
                                                        --------      --------
Consolidated                                            $ 3,447       $ 2,964
                                                        --------      --------
Income tax expense (benefit):
  Commercial Banking                                    $ 3,043       $ 2,341
  Equipment Leasing                                          69           (36)
  Holding Company                                          (110)         (274)
                                                        --------      --------
Consolidated                                            $ 3,002       $ 2,031
                                                        ========      ========

                                                        Years Ended December 31,
Dollars in thousands:                                      1999         1998

Net income (loss):
 Commercial Banking                                     $  5,140     $  3,649
 Equipment Leasing                                           146          (52)
 Holding Company                                           4,919        3,216
 Eliminations                                             (5,286)      (3,597)
                                                        --------     --------
Consolidated                                            $  4,919     $  3,216
                                                        ========     ========

Identifiable assets:
 Commercial Banking                                     $491,376     $365,837
 Equipment Leasing                                        26,137       18,512
 Holding Company                                          41,015       37,279
 Eliminations                                            (66,519)     (55,078)
                                                        --------     --------
Consolidated                                            $492,009     $366,550
                                                        ========     ========

Capital expenditures:
 Commercial Banking                                     $  1,469     $  2,416
 Equipment Leasing                                            77           32
 Holding Company                                             178          131
                                                        --------     --------
Consolidated                                            $  1,724     $  2,579
                                                        ========     ========