Form 10-Q
period 2000-03-31
COLORADO BUSINESS BANKSHARES INC
filed 2000-05-12
CIK 1028734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      __________________________________

                      Commission File Number   000-24445
                      __________________________________

                      COLORADO BUSINESS BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)

             COLORADO                             84-0826324
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

         821 l7th Street
           Denver, CO                             80202
   (Address of principal executive offices)       (Zip Code)

                                (303)  293-2265
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

There were 6,705,290 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of May 12, 2000.

                      COLORADO BUSINESS BANKSHARES, INC.



                        PART I.  FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.    Financial Statements                                               1

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8


                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                None

Item 2.    Changes in Securities and Use of Proceeds                        None

Item 3.    Defaults Upon Senior Securities                                  None

Item 4.    Submission of Matters to a Vote of Security Holders              None

Item 5.    Other Information                                                None

Item 6.    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

                         COLORADO BUSINESS BANKSHARES, INC.
                        Consolidated Statements of Condition
                  March 31, 2000 (unaudited) and December 31, 1999

                                                                                              March 31,           December 31,
                                                                                                2000                  1999
                                                                                             ------------         ------------
                                                                                             (unaudited)
                                       ASSETS
Cash and due from banks                                                                      $ 22,870,000         $ 18,687,000
Federal funds sold                                                                              8,500,000                    -
                                                                                             ------------         ------------
        Total cash and cash equivalents                                                        31,370,000           18,687,000
                                                                                             ------------         ------------
Investment securities available for sale (cost of $97,398,000 (unaudited) and
        $102,949,000, respectively)                                                            96,029,000          101,456,000
Investment securities held to maturity (fair value of $5,540,000 (unaudited) and
        $5,648,000, respectively)                                                               5,519,000            5,620,000
Other investments                                                                               3,350,000            2,845,000
                                                                                             ------------         ------------
        Total investments                                                                     104,898,000          109,921,000
                                                                                             ------------         ------------
Loans and leases, net                                                                         358,709,000          346,094,000
Excess of cost over fair value of net assets acquired, net                                      4,133,000            4,243,000
Investment in operating leases                                                                  3,550,000            4,047,000
Premises and equipment, net                                                                     3,397,000            3,606,000
Accrued interest receivable                                                                     2,496,000            2,167,000
Deferred income taxes                                                                           2,222,000            2,192,000
Other                                                                                           1,151,000            1,052,000
                                                                                             ------------         ------------
TOTAL ASSETS                                                                                 $511,926,000         $492,009,000
                                                                                             ============         ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                                   $115,983,000         $106,492,000
    NOW and money market                                                                      170,693,000          148,685,000
    Savings                                                                                     5,938,000            5,896,000
    Certificates of deposit                                                                   126,694,000          122,256,000
                                                                                             ------------         ------------
        Total deposits                                                                        419,308,000          383,329,000

Federal funds purchased                                                                                 -            1,300,000
Securities sold under agreements to repurchase                                                 36,736,000           33,053,000
Advances from Federal Home Loan Bank                                                           10,980,000           30,980,000
Other liabilities                                                                               3,244,000            2,996,000
                                                                                             ------------         ------------
        Total liabilities                                                                     470,268,000          451,658,000

Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,705,290
        issued and outstanding                                                                     67,000               67,000
    Additional paid-in capital                                                                 30,067,000           29,994,000
    Retained earnings                                                                          12,382,000           11,224,000
    Accumulated other comprehensive loss, net of income tax
        of ($511,000) (unaudited) and ($559,000), respectively                                   (858,000)            (934,000)
                                                                                             ------------         ------------
        Total shareholders' equity                                                             41,658,000           40,351,000
                                                                                             ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $511,926,000         $492,009,000
                                                                                             ============         ============

    See accompanying notes to consolidated condensed financial statements.

                  COLORADO BUSINESS BANKSHARES, INC.
      Consolidated Statements of Income and Comprehensive Income
          For the Three Months Ended March 31, 2000 and 1999
                             (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                2000                1999
                                                                             -----------        -----------
INTEREST INCOME:
      Interest and fees on loans and leases                                  $ 8,388,000        $ 5,384,000
      Interest on investments                                                  1,739,000          1,531,000
                                                                             -----------        -----------
          Total interest income                                               10,127,000          6,915,000

INTEREST EXPENSE:
      Interest on deposits                                                     3,245,000          1,746,000
      Interest on short-term borrowings and FHLB advances                        861,000            650,000
                                                                             -----------        -----------
          Total interest expense                                               4,106,000          2,396,000

NET INTEREST INCOME BEFORE PROVISION FOR
          LOAN AND LEASE LOSSES                                                6,021,000          4,519,000
Provision for loan and lease losses                                              573,000            303,000
                                                                             -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR
          LOAN AND LEASE LOSSES                                                5,448,000          4,216,000
                                                                             -----------        -----------
OTHER INCOME:
      Service charges                                                            283,000            256,000
      Operating lease income                                                     529,000            587,000
      Other income                                                               328,000            231,000
      Gain on sale of securities                                                       -             44,000
                                                                             -----------        -----------
          Total other income                                                   1,140,000          1,118,000
                                                                             -----------        -----------
OTHER EXPENSE:
      Salaries and employee benefits                                           2,165,000          1,938,000
      Occupancy expenses, premises and equipment                                 784,000            581,000
      Depreciation on leases                                                     434,000            496,000
      Amortization of intangibles                                                111,000            110,000
      Other                                                                      603,000            582,000
                                                                             -----------        -----------
          Total other expense                                                  4,097,000          3,707,000
                                                                             -----------        -----------
INCOME BEFORE INCOME TAXES                                                     2,491,000          1,627,000
Provision for income taxes                                                       997,000            620,000
                                                                             -----------        -----------
NET INCOME                                                                   $ 1,494,000        $ 1,007,000
                                                                             ===========        ===========
UNREALIZED APPRECIATION (DEPRECIATION) ON
   AVAILABLE FOR SALE SECURITIES, net of tax                                      76,000            (88,000)
                                                                             -----------        -----------
COMPREHENSIVE INCOME                                                         $ 1,570,000        $   919,000
                                                                             ===========        ===========
EARNINGS PER SHARE:
      Basic                                                                  $      0.22        $      0.15
                                                                             ===========        ===========
      Diluted                                                                $      0.22        $      0.15
                                                                             ===========        ===========

                See notes to consolidated financial statements.

                      COLORADO BUSINESS BANKSHARES, INC.
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
                                  (unaudited)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                         -----------------------------------
                                                                                             2000                   1999
                                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  1,494,000           $  1,007,000
Adjustments to reconcile net income to net cash provided
      by and used in operating activities:
      Net amortization of securities                                                           19,000                 77,000
      Depreciation and amortization                                                           826,000                833,000
      Provision for loan and lease losses                                                     573,000                303,000
      Deferred income taxes                                                                   (75,000)                18,000
      Gain on sale of securities                                                                    -                (44,000)
      Loss (gain) on sale of premises and equipment                                            (3,000)               (28,000)
Changes in:
      Accrued interest receivable                                                            (329,000)              (181,000)
      Other assets                                                                            (99,000)                48,000
      Accrued interest and other liabilities                                                  248,000                537,000
                                                                                         ------------           ------------
           Net cash provided by and used in operating activities                            2,654,000              2,570,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                        (505,000)               (31,000)
      Purchase of available for sale securities                                                     -            (10,000,000)
      Proceeds from maturities of held to maturity securities                                  97,000              1,071,000
      Proceeds from maturities and sale of available for
           sale securities                                                                  5,531,000             20,156,000
      Loan and lease originations and repayments, net                                     (13,209,000)           (21,249,000)
      Purchase of premises and equipment                                                     (104,000)              (317,000)
      Proceeds from sale of premises and equipment                                            120,000                 98,000
                                                                                         ------------           ------------
           Net cash used in investing activities                                           (8,070,000)           (10,272,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
           and savings accounts                                                            31,541,000              2,533,000
      Net increase (decrease) in certificates of deposit                                    4,438,000             11,633,000
      Net decrease in federal funds purchased                                              (1,300,000)            (3,500,000)
      Net increase in securities sold under agreements
           to repurchase                                                                    3,683,000             11,498,000
      Advances from Federal Home Loan Bank                                                 30,800,000                      -
      Repayments of Federal Home Loan Bank advances                                       (50,800,000)            (9,000,000)
      Proceeds from exercise of stock options                                                  73,000                      -
      Dividends paid on common stock                                                         (336,000)                     -
                                                                                         ------------           ------------
           Net cash provided by financing activities                                       18,099,000             13,164,000

NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                                          12,683,000              5,462,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                               18,687,000             20,058,000
                                                                                         ------------           ------------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                             $ 31,370,000           $ 25,520,000
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

              Colorado Business Bankshares, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


1.   Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), its wholly owned subsidiary, Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), collectively referred to as the "Company".

     The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information including the instructions to Form 10-
Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     Intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by reference to, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.   Earnings per Common Share

     Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                            Three Months Ended March 31,
                                                       ----------------------------------------
                                                             2000                  1999
                                                       ------------------    ------------------
Net income                                             $        1,494,000    $        1,007,000

Less:  Preferred stock dividends                                        -                     -
                                                       ------------------    ------------------
Income available to common shareholders                $        1,494,000    $        1,007,000
                                                       ==================    ==================
Weighted average shares outstanding -
     basic earnings per share                                   6,698,118             6,673,481

Effect of dilutive securities - stock options                     177,625               190,822
                                                       ------------------    ------------------
Weighted average shares outstanding -
     diluted earnings per share                                 6,875,743             6,864,303
                                                       ==================    ==================
Earnings per common share - Diluted                    $             0.22    $             0.15
                                                       ==================    ==================


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



                                                                   Three Months Ended
                                                                       March 31,
                                                           ---------------------------------
                                                                2000             1999
                                                           ---------------  ----------------
Other comprehensive income (loss), before tax:
   Unrealized gain (loss) on available for sale
       securities arising during the period                $       121,000  $       (140,000)
   Reclassification adjustment for (gains) losses
       arising during the period                                         -                 -
                                                           ---------------  ----------------

Other comprehensive income (loss), before tax                      121,000          (140,000)

Tax (expense) benefit related to items of
   other comprehensive income (loss)                               (45,000)           52,000
                                                           ---------------  ----------------

Other comprehensive income (loss), net of tax              $        76,000  $        (88,000)
                                                           ===============  ================

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

     Results of operations and selected financial information by operating segment are as follows:

                                                Three Months Ended March 31,
                                            --------------------------------------
                                                  2000                1999
                                            ------------------  ------------------
Total interest income:
     Commercial Banking                     $           10,090  $            6,924
     Equipment Leasing                                     442                 287
     All other                                               4                   6
     Eliminations                                         (409)               (302)
                                            ------------------  ------------------
Consolidated                                $           10,127  $            6,915
                                            ==================  ==================
Total interest expense:
     Commercial Banking                     $            4,106  $            2,392
     Equipment Leasing                                     409                 306
     All other                                               -                   -
     Eliminations                                         (409)               (302)
                                            ------------------  ------------------
Consolidated                                $            4,106  $            2,396
                                            ==================  ==================
Other noninterest income:
     Commercial Banking                     $              560  $              485
     Equipment Leasing                                     586                 632
     All other                                           1,776               1,240
     Eliminations                                       (1,782)             (1,239)
                                            ------------------  ------------------
Consolidated                                $            1,140  $            1,118
                                            ==================  ==================
Net Income:
     Commercial Banking                     $            1,659  $            1,058
     Equipment Leasing                                    (109)                (13)
     All other                                           1,495               1,007
     Eliminations                                       (1,551)             (1,045)
                                            ------------------  ------------------
Consolidated                                $            1,494  $            1,007
                                            ==================  ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated Condensed Balance Sheets

     The Company's total assets increased by $19.9 million to $511.9 million as of March 31, 2000, from $492.0 million as of December 31, 1999. A robust Colorado economy continues to fuel the Company's strong loan growth, particularly in the Boulder, Denver, Edwards, and West Metropolitan Denver ("West Metro") markets. In the first three months of 2000, the loan and lease portfolio (net) increased by $12.6 million, from $346.1 million at December 31, 1999, to $358.7 million as of March 31, 2000. Investment securities were $104.9 million as of March 31, 2000, compared to $109.9 million as of December 31, 1999. The decrease in the investment portfolio is the result of the Company utilizing its funding resources to support loan demand, rather than investment purchases.

     Deposits increased by $36.0 million to $419.3 million as of March 31, 2000, from $383.3 million as of December 31, 1999. Noninterest-bearing deposits increased by $9.5 million, and interest-bearing deposits increased by $26.5 million. Low-cost demand deposits comprised 28% of total deposits as of March 31, 2000. Federal funds purchased and securities sold under agreements to repurchase increased by $2.4 million in the first three months of 2000 to $36.7 million. The balance at March 31, 2000 represents repurchase agreements transacted on behalf of the Company's customers and is not considered a wholesale borrowing source.


Results of Operations

Overview

     Net earnings available to common shareholders was $1,494,000 for the quarter ended March 31, 2000, compared with $1,007,000 for the quarter ended March 31, 1999, an increase of 48%. Earnings per share on a fully diluted basis for the first quarter was $0.22, versus $0.15 for the same period a year ago, an increase of 47%.

     On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the three months ended March 31, 2000 and 1999, was $1,604,000 and $1,116,000, or $0.23 and $0.16 per diluted share, respectively.  Return on average tangible assets was 1.29% in the first
quarter of 2000, compared with 1.23% in the first quarter of 1999.   Return on
average tangible common shareholders' equity was 17.54% for the quarter ended March 31, 2000, versus 13.67% for the quarter ended March 31, 1999.

     The following table presents condensed statements of income for the Company for the three months ended March 31, 2000 and March 31, 1999.


                                                                             Three Months Ended March 31,
                                                               -------------------------------------------------------
                                                                                                Increase (Decrease)
                                                                                           ---------------------------
                                                                    2000          1999         Amount          %
                                                               ------------- ------------- ------------- -------------
                                                                                (dollars in thousands)
Interest income                                                $      10,127 $       6,915 $       3,212         46.4%
Interest expense                                                       4,106         2,396         1,710         71.4%
                                                               ------------- ------------- -------------
Net interest income before provision for loan and
       lease losses                                                    6,021         4,519         1,502         33.2%
Provision for loan and lease losses                                      573           303           270         89.1%
                                                               ------------- ------------- -------------
Net interest income after provision for loan and
       lease losses                                                    5,448         4,216         1,232         29.2%
Noninterest income                                                     1,140         1,118            22          2.0%
Noninterest expense                                                    4,097         3,707           390         10.5%
                                                               ------------- ------------- -------------
Income before income taxes                                             2,491         1,627           864         53.1%
Provision for income taxes                                               997           620           377         60.8%
                                                               ------------- ------------- -------------
Net income                                                     $       1,494 $       1,007 $         487         48.4%
                                                               ============= ============= =============


Net Interest Income

     Net interest income before provision for loan and lease losses was $6.0 million for the quarter ended March 31, 2000, an increase of $1.5 million, or 33%, compared with the quarter ended March 31, 1999. Yields on the Company's interest-earning assets improved by 57 basis points to 8.65% for the three months ended March 31, 2000, from 8.08% for the three months ended March 31, 1999. Yields paid on interest-bearing liabilities increased by 74 basis points during this same period. The net interest margin was 5.23% for the quarter ended March 31, 2000, down from 5.35% for the quarter ended March 31, 1999. Contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher yields on interest-bearing deposits. Although the growth of the Company's average earning assets helped mitigate the margin compression, continued increases in interest rates could adversely affect both our cost of funds and loan originations, resulting in lower net interest margins in future operating periods. Average earning assets increased by 35% to $462.8 million for the first quarter of 2000, from $342.4 million for the first quarter of 1999.

     The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters ended March 31, 2000 and 1999.



                                                                   Three months ended March 31,
                                               ----------------------------------------------------------------------
                                                             2000                                 1999
                                               ---------------------------------  -----------------------------------
                                                            Interest   Average                 Interest     Average
                                                 Average     earned     yield       Average     earned       yield
                                                 balance     or paid  or cost (1)   balance     or paid    or cost (1)
                                               ----------- ---------- ----------   ---------  ----------  -----------
                                                                       (Dollars in thousands)
ASSETS:
Federal funds sold                             $     1,658 $       23       5.49%  $   3,631  $       42         4.63%
Investment securities  (2)                         107,446      1,716       6.32%    104,275       1,489         5.71%
Loans and leases (3)                               358,445      8,388       9.26%    237,830       5,384         9.06%
Allowance for loan and lease losses                 (4,703)         -       0.00%     (3,350)          -         0.00%
                                               ----------- ----------              ---------  ----------
     Total interest-earning assets                 462,846     10,127       8.66%    342,386       6,915         8.08%
Noninterest-earning assets:
   Cash and due from banks                          22,816                            15,806
   Other                                            16,902                            15,126
                                               -----------                         ---------
           Total assets                        $   502,564                         $ 373,318
                                               ===========                         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   NOW and money market accounts               $   153,543 $    1,503       3.94%  $ 104,325  $      766         2.98%
   Savings                                           6,015         33       2.21%      7,026          38         2.19%
   Certificates of deposit:
     Under $100,000                                 24,454        326       5.36%     30,280         379         5.08%
     $100,000 and over                             100,431      1,383       5.54%     45,128         563         5.06%
                                               ----------- ----------              ---------  ----------
     Total interest-bearing deposits               284,443      3,245       4.59%    186,759       1,746         3.79%
Short-term borrowings:
   Securities and loans sold under agreements to
     repurchase and federal funds purchased         37,144        458       4.88%     39,825         420         4.22%
   FHLB advances and notes payable                  27,566        403       5.78%     17,471         230         5.27%
                                               ----------- ----------              ---------  ----------
     Total interest-bearing liabilities            349,153      4,106       4.71%    244,055       2,396         3.97%
Noninterest-bearing demand accounts                110,516                            89,721
                                               -----------                         ---------

     Total deposits and interest-bearing
       liability                                   459,669                           333,776
Other noninterest-bearing liabilities                1,927                             1,797
                                               -----------                         ---------
           Total liabilities                       461,596                           335,573
Shareholders' equity                                40,968                            37,745
                                               -----------                         ---------
     Total liabilities and shareholders'
       equity                                  $   502,564                         $ 373,318
                                               ===========                         =========
Net interest income                                        $    6,021                         $    4,519
                                                           ==========                         ==========
Net interest spread                                                         3.94%                                4.11%
Net interest margin                                                         5.23%                                5.35%
Ratio of average interest-bearing assets to
   average interest-bearing liabilities             132.56%                           140.29%

--------------------------------------------------------------------------------
(1) Average yield or cost for the three months ended March 31, 2000 and 1999 has been annualized and is not necessarily indicative of results for the entire year.
(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

     The Company reported a modest increase in noninterest income for the first quarter of 2000. Total noninterest income was $1,140,000 for the three months ended March 31, 2000, compared to $1,118,000 for the three months ended March 31, 1999. The increase was primarily attributable to growth in deposit service charges, trust fees, and other banking service related fees. Historically, increases in deposit service charges have not corresponded with the growth in deposit balances. This is due to the Company offering its customers the choice of either paying for services in cash or by maintaining additional non-interest bearing account balances.

     Offsetting the increase in service charges and trust revenues was a decrease in operating lease rentals. This was the result of Colorado Business Leasing concentrating its marketing efforts in 2000 on originating direct finance leases, rather than operating leases. Net investment in operating leases was $3.6 million at March 31, 2000, compared to $4.0 million at March 31, 1999.

     During the first quarter of 1999, the Company realized gains of $44,000 on the sale on investment securities. There were no sales of investment securities during the same period in 2000.


                                                    Three Months Ended March 31,
                                      -----------------------------------------------------------
                                                                          Increase (Decrease)
                                                                     ----------------------------
                                           2000            1999          Amount           %
                                      --------------  -------------  -------------  -------------
                                                             (in thousands)
Deposit service charges               $          283  $         256  $          27           10.5%
Operating lease income                           529            587            (58)          -9.9%
Other loan fees                                   49             79            (30)         -38.0%
Trust income                                     119             48             71          147.9%
Other income                                     157             76             81          106.6%
Gain on sale of other assets                       3             28            (25)         -89.3%
Gain on sale of securities                         -             44            (44)        -100.0%
                                      --------------  -------------  -------------
    Total other income                $        1,140  $       1,118  $          22            2.0%
                                      ==============  =============  =============



Noninterest Expense

     Total noninterest expense increased by $390,000 to $4,097,000 for the three months ended March 31, 2000, up from $3,707,000 for the three months ended March 31, 1999. During this period, however, the efficiency ratio before goodwill amortization improved to 56% for the quarter ended March 31, 2000, down from 65%
for the comparable period in 1999.   The improvement in the efficiency ratio is
the result of revenues growing at a faster rate than expenses.

     The increases in noninterest expenses reflect the Company's ongoing investment in personnel, technology and office space needed to accommodate internal growth. In the second quarter of 1999, the Company's Boulder bank relocated to a larger leased facility. In addition, a second Boulder location was added in May 1999, and the Edwards location opened in June 1999.


                                                                  Three Months Ended March 31,
                                                     -----------------------------------------------------
                                                                                      Increase (Decrease)
                                                                                   -----------------------
                                                        2000         1999            Amount           %
                                                     ---------    ----------       ---------      --------
                                                                         (in thousands)
Salaries and employee benefits                       $   2,165    $    1,938       $     227          11.7%
Occupancy expenses, premises and equipment                 784           581             203          34.9%
Depreciation on leases                                     434           496             (62)        -12.5%
Amortization of intangibles                                111           110               1           0.9%
Other operating expenses                                   603           582              21           3.6%
                                                     ---------    ----------       ---------
    Total other expense                              $   4,097    $    3,707       $     390          10.5%
                                                     =========    ==========       =========
Efficiency ratio                                          57.2%         66.6%
Efficiency ratio without goodwill                         55.7%         64.7%



Provision and Allowance for Loan and Lease Losses

     The provision for loan and lease losses increased by $270,000 to $573,000 for the three months ended March 31, 2000, up from $303,000 for the three months ended March 31, 1999. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $358.4 million for the first three months of 2000, up from $237.8 million for the first three months of 1999. As of March 31, 2000, the allowance for loan and lease losses amounted to $4.9 million, or 1.34% of total loans and leases.

     The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The Company maintains an allowance for loan losses based upon a number of factors, including, among others, the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of those loans that are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors the Company's asset quality and will charge-off loans against the allowance for loan and lease losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, the determination of the allowance for loan and lease losses is subject to review by the Company's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.



                                            Three Months Ended         Year Ended         Three Months Ended
                                                March 31,             December 31,            March 31,
                                                   2000                   1999                   1999
                                           ---------------------  ---------------------  ---------------------
                                                                  (dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period          $               4,585  $               3,271  $               3,271
                                           ---------------------  ---------------------  ---------------------
Charge-offs:
       Commercial                                            107                    100                     55
       Real estate - mortgage                                  -                      -                      -
       Real estate - construction                              -                      5                      4
       Consumer                                                2                     80                     20
       Direct financing leases                               209                      -                      -
                                           ---------------------  ---------------------  ---------------------
             Total charge-offs                               318                    185                     79
                                           ---------------------  ---------------------  ---------------------
Recoveries:
       Commercial                                             14                     24                      3
       Real estate - mortgage                                  -                      -                      -
       Real estate - construction                              -                      -                      -
       Consumer                                                1                      2                      -
       Direct financing leases                                 -                      -                      -
                                           ---------------------  ---------------------  ---------------------
             Total recoveries                                 15                     26                      3
                                           ---------------------  ---------------------  ---------------------
Net charge-offs                                             (303)                  (159)                   (76)
Provisions for loan and lease losses
    charged to operations                                    573                  1,473                    303
                                           ---------------------  ---------------------  ---------------------
Balance of allowance for loan and lease
    losses at end of period                $               4,855  $               4,585  $               3,498
                                           =====================  =====================  =====================
Ratio of net charge-offs to average
    loans and leases (1)                                   ( .32%)                ( .06%)                ( .13%)
Average loans and leases outstanding during
    the period                             $             358,445  $             281,796  $             237,830
                                           =====================  =====================  =====================


(1) The ratios for the three months ended March 31, 2000 and 1999 have been annualized and are not necessarily indicative of the results for the entire year.



Nonperforming Assets

     The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $794,000 as of March 31, 2000, compared with $683,000 as of December 31, 1999 and $514,000 as of March 31, 1999. The following table presents information regarding nonperforming assets as of the dates indicated:


                                                                     At March 31,     At December 31,    At March 31,
                                                                         2000               1999             1999
                                                                    --------------   -----------------  --------------
                                                                                      (in thousands)
Nonperforming loans and leases:
       Loans and leases 90 days or more delinquent and still accruing
           interest                                                 $            2   $              49  $            -
       Nonaccrual loans and leases                                             692                 634             514
       Restructured loans and leases                                             -                   -               -
                                                                    --------------   -----------------  --------------
              Total nonperforming loans and leases                             694                 683             514
Real estate acquired by foreclosure                                              -                   -               -
Repossessed assets                                                             100                   -               -
                                                                    --------------   -----------------  --------------
              Total nonperforming assets                            $          794   $             683  $          514
                                                                    ==============   =================  ==============
Allowance for loan and lease losses                                 $        4,855   $           4,585  $        3,498
                                                                    ==============   =================  ==============
Ratio of nonperforming assets to total assets                                 0.16%               0.14%           0.13%
Ratio of nonperforming loans and leases to total loans and leases             0.19                0.19            0.21
Ratio of allowance for loan and lease losses to total loans and
       leases                                                                 1.34                1.31            1.41
Ratio of allowance for loan and lease losses to nonperforming loans
       and leases                                                           699.57              671.30          680.54



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

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $49 million. In addition, the Bank may apply for up to $16 million of State of Colorado time deposits. The Bank also has available a $153 million line of credit from the FHLB. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2000, the Company had $62.2 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

     Although the Company has been able to finance its activities to date through a variety of sources, including internally generated funds, borrowings and sales of its common stock, the Company is exploring public and/or private borrowings that would provide it with a significant increase in liquidity and capital to permit additional growth.

     During the first three months of 2000, cash and cash equivalents increased by $12.7 million. This increase was primarily the result of $18.1 million in cash provided by financing activities (mainly customer deposits, net of repayments of FHLB advances). Offsetting this increase was cash used in investing activities of $8.1 million (mainly loan and lease originations) and net cash of $2.7 million provided by operating activities.

     During the first three months of 1999, cash and cash equivalents increased by $5.5 million. This increase was primarily the result of $13.2 million in cash provided by financing activities (mainly customer deposits and repurchase agreements). Offsetting this increase was cash used in investing activities of $10.3 million (mainly loan and lease originations) and net cash or $2.6 million provided by operating activities.


Year 2000

     No disruptions in systems, service to customers or operations of the Company were experienced as a result of the year 2000, referring to the date rollover from December 31, 1999 to January 1, 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations, had management not made the Year 2000 preparations disclosed previously in its filings with the Securities and Exchange Commission. The aggregate cost of the Y2K project since its commencement in 1998 for the Company is estimated to be $1.9 million, of which $1.1 million has been charged against earnings through March 31, 2000.


Forward Looking Statements

     The discussion in this report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filing with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     10.33 Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.
     10.34 Promissory note between American National Bank and Trust Company of Chicago and Colorado Business Bankshares, Inc.
     27.1   Financial Data Schedule as of March 31, 2000.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COLORADO BUSINESS BANKSHARES, INC.


Date:  May 12, 2000         By:    /s/ Steven Bangert
       ------------         ----------------------------------------------------
                            Steven Bangert, Chief Executive Officer and Chairman


Date:  May 12, 2000         By:    /s/ Richard J. Dalton
       ------------         -----------------------------------------------
                            Richard J. Dalton, Executive Vice President and
                            Chief Financial Officer