Form 10-Q
period 2000-06-30
COLORADO BUSINESS BANKSHARES INC
filed 2000-08-11
CIK 1028734

================================================================================
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                       ----------------------------------
                       Commission File Number   000-24445
                       ----------------------------------

                       COLORADO BUSINESS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 COLORADO                               84-0826324
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                 821 l7th Street
                    Denver, CO                          80202
     (Address of principal executive offices)           (Zip Code)

                                (303)  293-2265
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

There were 6,705,290 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of August 10, 2000.

--------------------------------------------------------------------------------
================================================================================

                       COLORADO BUSINESS BANKSHARES, INC.



                        PART I.  FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
Item 1.    Financial Statements                                           1

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    18


                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                           None

Item 2.    Changes in Securities and Use of Proceeds                   None

Item 3.    Defaults Upon Senior Securities                             None

Item 4.    Submission of Matters to a Vote of Security Holders           19

Item 5.    Other Information                                           None

Item 6.    Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                               21

                      COLORADO BUSINESS BANKSHARES, INC.

                     Consolidated Statements of Condition

                June 30, 2000 (unaudited) and December 31, 1999

                                                                                          June 30,          December 31,
                                                                                            2000                1999
                                                                                        ------------        ------------
                                                                                         (unaudited)
                                     ASSETS
Cash and due from banks                                                                 $ 23,922,000        $ 18,687,000
Federal funds sold                                                                        25,800,000                   -
                                                                                        ------------        ------------
        Total cash and cash equivalents                                                   49,722,000          18,687,000
                                                                                        ------------        ------------
Investment securities available for sale (cost of $108,091,000 (unaudited) and
        $102,949,000, respectively)                                                      105,734,000         101,456,000
Investment securities held to maturity (fair value of $5,254,000 (unaudited) and
        $5,648,000, respectively)                                                          5,254,000           5,620,000
Other investments                                                                          3,375,000           2,845,000
                                                                                        ------------        ------------
        Total investments                                                                114,363,000         109,921,000
                                                                                        ------------        ------------
Loans and leases, net                                                                    383,301,000         346,094,000
Excess of cost over fair value of net assets acquired, net                                 4,023,000           4,243,000
Investment in operating leases                                                             3,099,000           4,047,000
Premises and equipment, net                                                                3,689,000           3,606,000
Accrued interest receivable                                                                2,497,000           2,167,000
Deferred income taxes                                                                      2,814,000           2,192,000
Other                                                                                      1,976,000           1,052,000
                                                                                        ------------        ------------
TOTAL ASSETS                                                                            $565,484,000        $492,009,000
                                                                                        ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                              $116,016,000        $106,492,000
    NOW and money market                                                                 186,770,000         148,685,000
    Savings                                                                                6,321,000           5,896,000
    Certificates of deposit                                                              131,633,000         122,256,000
                                                                                        ------------        ------------
        Total deposits                                                                   440,740,000         383,329,000
Federal funds purchased                                                                            -           1,300,000
Securities sold under agreements to repurchase                                            48,572,000          33,053,000
Advances from Federal Home Loan Bank                                                      10,910,000          30,980,000
Other liabilities                                                                          2,819,000           2,996,000
Company obligated mandatorily redeemable preferred securities
        of subsidiary trust holding solely subordinated debentures                        20,000,000                   -
                                                                                        ------------        ------------
        Total liabilities                                                                523,041,000         451,658,000

Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,705,290
        issued and outstanding                                                                67,000              67,000
    Additional paid-in capital                                                            30,067,000          29,994,000
    Retained earnings                                                                     13,768,000          11,224,000
    Accumulated other comprehensive loss, net of income tax
        of ($898,000) (unaudited) and ($559,000), respectively                            (1,459,000)           (934,000)
                                                                                        ------------        ------------
        Total shareholders' equity                                                        42,443,000          40,351,000
                                                                                        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $565,484,000        $492,009,000
                                                                                        ============        ============

    See accompanying notes to consolidated condensed financial statements.

                COLORADO BUSINESS BANKSHARES, INC.
    Consolidated Statements of Income and Comprehensive Income
                            (unaudited)

                                                                            Three Months Ended             Six Months Ended
                                                                                 June 30,                        June 30,
                                                                    ----------------------------     ------------------------------
                                                                       2000              1999             2000             1999
                                                                    -----------      -----------     ------------      ------------
INTEREST INCOME:
  Interest and fees on loans and leases                             $ 8,994,000      $ 6,053,000     $ 17,382,000      $ 11,437,000
  Interest and dividends of investment securities:
    Taxable securities                                                1,623,000        1,515,000        3,275,000         2,950,000
    Nontaxable securities                                                13,000           16,000           26,000            32,000
    Dividends on securities                                              51,000           29,000           97,000            64,000
  Federal funds sold and other                                          305,000           46,000          333,000            91,000
                                                                    -----------      -----------     ------------      ------------
       Total interest income                                         10,986,000        7,659,000       21,113,000        14,574,000
INTEREST EXPENSE:
  Interest on deposits                                                3,825,000        2,016,000        7,070,000         3,762,000
  Interest on short-term borrowings and FHLB advances                   714,000          674,000        1,575,000         1,324,000
  Interest on mandatorily redeemable preferred securities of
    subsidiary trust                                                     44,000                -           44,000                 -
                                                                    -----------      -----------     ------------      ------------
       Total interest expense                                         4,583,000        2,690,000        8,689,000         5,086,000
NET INTEREST INCOME BEFORE PROVISION FOR
       LOAN AND LEASE LOSSES                                          6,403,000        4,969,000       12,424,000         9,488,000
Provision for loan and lease losses                                     369,000          332,000          942,000           635,000
                                                                    -----------      -----------     ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR
       LOAN AND LEASE LOSSES                                          6,034,000        4,637,000       11,482,000         8,853,000
                                                                    -----------      -----------     ------------      ------------
OTHER INCOME:
  Service charges                                                       285,000          284,000          568,000           540,000
  Operating lease income                                                509,000          551,000        1,038,000         1,138,000
  Other income                                                          437,000          260,000          765,000           491,000
  Gain on sale of securities                                                  -                -                -            44,000
                                                                    -----------      -----------     ------------      ------------
       Total other income                                             1,231,000        1,095,000        2,371,000         2,213,000
                                                                    -----------      -----------     ------------      ------------
OTHER EXPENSE:
  Salaries and employee benefits                                      2,311,000        2,091,000        4,476,000         4,029,000
  Occupancy expenses, premises and equipment                            870,000          630,000        1,654,000         1,211,000
  Depreciation on leases                                                417,000          487,000          851,000           983,000
  Amortization of intangibles                                           110,00           111,000          221,000           221,000
  Other                                                                 700,000          519,000        1,303,000         1,101,000
                                                                    -----------      -----------     ------------      ------------
       Total other expense                                            4,408,000        3,838,000        8,505,000         7,545,000
                                                                    -----------      -----------     ------------      ------------
INCOME BEFORE INCOME TAXES                                            2,857,000        1,894,000        5,348,000         3,521,000
Provision for income taxes                                            1,136,000          752,000        2,133,000         1,372,000
                                                                    -----------      -----------     ------------      ------------
NET INCOME                                                          $ 1,721,000      $ 1,142,000     $  3,215,000      $  2,149,000
                                                                    ===========      ===========     ============      ============
UNREALIZED DEPRECIATION ON
  AVAILABLE FOR SALE SECURITIES, net of tax                            (601,000)        (892,000)        (525,000)         (980,000)
                                                                    -----------      -----------     ------------      ------------
COMPREHENSIVE INCOME                                                $ 1,120,000       $  250,000     $  2,690,000      $  1,169,000
                                                                    ===========       ==========     ============      ============
EARNINGS PER SHARE:
  Basic                                                             $      0.26       $     0.17     $       0.48      $       0.32
                                                                    ===========       ==========     ============      ============
  Diluted                                                           $      0.25       $     0.17     $       0.47      $       0.31
                                                                    ===========       ==========     ============      ============


                See notes to consolidated financial statements.

                   COLORADO BUSINESS BANKSHARES, INC.

                  Consolidated Statements of Cash Flows

             For the Six Months Ended June 30, 2000 and 1999

                               (unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                       2000                 1999
                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 3,215,000          $ 2,149,000
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net amortization of securities                                                    44,000              137,000
      Depreciation and amortization                                                  1,646,000            1,653,000
      Provision for loan and lease losses                                              942,000              635,000
      Deferred income taxes                                                           (282,000)             (72,000)
      Gain on sale of securities                                                             -              (44,000)
      Gain on sale of premises and equipment                                           (27,000)             (29,000)
Changes in:
      Accrued interest receivable                                                     (330,000)            (257,000)
      Other assets                                                                     (46,000)              62,000
      Accrued interest and other liabilities                                          (177,000)             580,000
                                                                                   -----------          -----------
           Net cash provided by operating activities                                 4,985,000            4,814,000
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                 (530,000)            (410,000)
      Purchase of available for sale securities                                    (16,516,000)         (35,354,000)
      Proceeds from maturities of held to maturity securities                          361,000            2,604,000
      Proceeds from maturities and sale of available for
           sale securities                                                          11,331,000           28,970,000
      Loan and lease originations and repayments, net                              (38,160,000)         (52,022,000)
      Purchase of premises and equipment                                              (722,000)            (889,000)
      Proceeds from sale of premises and equipment                                     201,000              111,000
                                                                                   -----------          -----------
           Net cash used in investing activities                                   (44,035,000)         (56,990,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
           and savings accounts                                                     48,034,000           15,079,000
      Net increase in certificates of deposit                                        9,377,000           22,061,000
      Net decrease in federal funds purchased                                       (1,300,000)            (200,000)
      Net increase in securities sold under agreements
           to repurchase                                                            15,519,000           25,188,000
      Advances from Federal Home Loan Bank                                          30,800,000           20,000,000
      Repayments of Federal Home Loan Bank advances                                (50,870,000)         (29,070,000)
      Proceeds from issuance of mandatorily redeemable preferred
           securities of subsidiary trust                                           20,000,000                    -
      Net increase in debt issuance costs                                             (878,000)                   -
      Proceeds from exercise of stock options                                           73,000                    -
      Dividends paid on common stock                                                  (670,000)                   -
                                                                                   -----------          -----------
           Net cash provided by financing activities                                70,085,000           53,058,000
NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                                   31,035,000              882,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                        18,687,000           20,058,000
                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                       $49,722,000          $20,940,000
                                                                                   ===========          ===========


                See notes to consolidated financial statements.

              Colorado Business Bankshares, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.   Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., Colorado Business Bankshares Capital Trust I, Colorado Business Bank, N.A. ("Bank"), and the Bank's 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), collectively referred to as the "Company".

     All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.   Mandatorily Redeemable Preferred Securities of Subsidiary Trust

     On June 19, 2000, the Company established Colorado Business Bankshares Capital Trust I ("Trust"), a wholly-owned statutory business trust. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities ("Trust Preferred Securities") in the aggregate amount of $20,000,000 and using the proceeds to purchase junior subordinated debentures ("Subordinated Debentures") issued by the Parent. The sole assets of the Trust are the Subordinated Debentures.

     The Trust Preferred Securities bear a cumulative fixed interest rate of 10% per annum and mature on June 30, 2030. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemptions upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The obligations of the Company under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

     The Subordinated Debentures are unsecured, bear interest at a rate of 10% per annum and mature on June 30, 2030. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company's ability to pay dividends on its common shares will be restricted.

     Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company's option on or after June 30, 2005. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier I capital" under the Federal Reserve capital adequacy guidelines.

     Portions of the Trust Preferred Securities qualify as Tier I capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $1 million were capitalized and are being amortized over five years to noninterest expense using the straight-line method.

3.   Earnings per Common Share

     Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                -----------------------      -----------------------
                                                   2000         1999            2000         1999
                                                ----------   ----------      ----------   ----------
Income available to common shareholders         $1,721,000   $1,142,000      $3,215,000   $2,149,000
                                                ----------   ----------      ----------   ----------
Weighted average shares outstanding -
  basic earnings per share                       6,705,290    6,673,481       6,701,704    6,673,481

Effect of dilutive securities - stock options      172,584      188,220         175,105      189,514
                                                ----------   ----------      ----------   ----------

Weighted average shares outstanding -
  diluted earnings per share                     6,877,874    6,861,701       6,876,809    6,862,995
                                                ==========   ==========      ==========   ==========

Earnings per common share - Diluted             $     0.25   $     0.17      $     0.47   $     0.31
                                                ==========   ==========      ==========   ==========

4.   Recent Accounting Pronouncements

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

5.   Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Presented below are the changes in other comprehensive income (loss) for the periods indicated.

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                        ------------------------     ------------------------
                                                           2000         1999            2000         1999
                                                        ----------   -----------     ----------   -----------
Other comprehensive income (loss), before tax:
   Unrealized gain (loss) on available for sale
       securities arising during the period              $(959,000)  $(1,423,000)    $ (837,000)  $(1,563,000)
   Reclassification adjustment for (gains) losses
       arising during the period                                 -             -              -             -
                                                        ----------   -----------     ----------   -----------
Other comprehensive income (loss), before tax             (959,000)   (1,423,000)      (837,000)   (1,563,000)

Tax (expense) benefit related to items of
   other comprehensive income (loss)                       358,000       531,000        312,000       583,000
                                                        ----------   -----------     ----------   -----------

Other comprehensive income (loss), net of tax           $ (601,000)  $  (892,000)    $ (525,000)  $  (980,000)
                                                        ==========   ===========     ==========   ===========

6.   Segments

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

     Results of operations and selected financial information by operating segment are as follows:

                            Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                         ------------------------     ------------------------
                             2000         1999            2000         1999
                         ----------   -----------     ----------   -----------
                                         (dollars in thousands)
Total interest income:
  Commercial Banking     $   10,983   $     7,575     $   21,073   $    14,499
  Equipment Leasing             393           387            835           674
  All other                       2             7              6            13
  Eliminations                 (392)         (310)          (801)         (612)
                          ----------   -----------     ----------   -----------
Consolidated              $  10,986    $    7,659      $  21,113    $   14,574
                          ==========   ===========     ==========   ===========

Total interest expense:
  Commercial Banking      $   4,545    $    2,692      $   8,651    $    5,084
  Equipment Leasing             386           308            795           614
  All other                      44             -             44             -
  Eliminations                 (392)         (310)          (801)         (612)
                          ----------   -----------     ----------   -----------
Consolidated              $   4,583    $    2,690      $   8,689    $    5,086
                          ==========   ===========     ==========   ===========

Other noninterest income:
  Commercial Banking      $     717    $      569      $   1,278    $    1,053
  Equipment Leasing             623           598          1,208         1,230
  All other                   2,118         1,379          3,894         2,620
  Eliminations               (2,227)       (1,451)        (4,009)       (2,690)
                          ----------   -----------     ----------   -----------
Consolidated              $   1,231    $    1,095      $   2,371    $    2,213
                          ==========   ===========     ==========   ===========

Net Income:
  Commercial Banking      $   1,885    $    1,184      $   3,544    $    2,242
  Equipment Leasing              48            71            (60)           58
  All other                   1,720         1,142          3,215         2,149
  Eliminations               (1,932)       (1,255)        (3,484)       (2,300)
                          ----------   -----------     ----------   -----------
Consolidated              $   1,721    $    1,142      $   3,215    $    2,149
                          ==========   ===========     ==========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

     The Company's total assets increased by $73.5 million to $565.5 million as of June 30, 2000, from $492.0 million as of December 31, 1999. Benefiting from a strong Colorado economy, the loan and lease portfolio (net) increased by $37.2 million, from $346.1 million at December 31, 1999, to $383.3 million as of June 30, 2000. Investment securities were $114.4 million as of June 30, 2000, compared to $109.9 million as of December 31, 1999. The investment portfolio experienced only modest growth as the Company utilized its funding resources to support loan demand, rather than investment purchases.

     In 2000, the Company refined its marketing focus to attract deposits, as well as loans. As a result, deposits increased by $57.4 million to $440.7 million as of June 30, 2000, from $383.3 million as of December 31, 1999. Noninterest-bearing deposits increased by $9.5 million, and interest-bearing deposits increased by $47.9 million. Low-cost demand deposits comprised 26% of total deposits as of June 30, 2000, compared to 28% as of December 31, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $14.2 million in the first six months of 2000 to $48.6 million. The balance at June 30, 2000 represents repurchase agreements transacted on behalf of the Company's customers and is not considered a wholesale borrowing source.

     Advances from the Federal Home Loan Bank of Topeka were $10.9 million at June 30, 2000, compared to $31.0 million at December 31, 1999. The significant pay down was possible due to our increased focus on attracting deposit relationships in 2000.

     The Company successfully completed an offering of $20 million of Trust
Preferred Securities late in the second quarter of 2000.   Proceeds of $18
million were contributed to the capital of the Bank to support its growth. The remaining balance will be used for general corporate purposes.

Results of Operations

Overview

     Net earnings available to common shareholders was $1,721,000 for the quarter ended June 30, 2000, compared with $1,142,000 for the quarter ended June 30, 1999, an increase of 51%. Earnings per share on a fully diluted basis for the second quarter was $0.25, versus $0.17 for the same period a year ago, an increase of 47%.

     Net earnings available to common shareholders was $3,215,000 for the six months ended June 30, 2000, compared with $2,149,000 for the six months ended June 30, 1999, an increase of 50%. Earnings per share on a fully diluted basis for the six months ended June 30, 2000 was $0.47, versus $0.31 for the same period a year ago, an increase of 52%.

     On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the three months ended June 30, 2000 and 1999, was $1,831,000 and $1,252,000, or $0.27 and $0.18 per diluted share, respectively. Return on average tangible assets was 1.39% in the second quarter of 2000, compared with 1.23% in the second quarter of 1999. Return on average tangible common shareholders' equity was 18.66% for the quarter ended June 30, 2000, versus 14.65% for the quarter ended June 30, 1999.

     On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the six months ended June 30, 2000 and 1999, was $3,434,000 and $2,368,000, or $0.50 and $0.35 per diluted share, respectively. Return on average tangible assets was 1.34% in the first six months of 2000, compared with 1.23% for the comparable period in 1999. Return on average tangible common shareholders' equity was 18.12% for the six months ended June 30, 2000, versus 14.17% for the six months ended June 30, 1999.

     The following table presents condensed statements of income for the Company for the three months and six months ended June 30, 2000 and June 30, 1999.

                                           Three Months Ended June 30,            Six Months Ended June 30,
                                        ---------------------------------     ---------------------------------
                                                              Increase                              Increase
                                                            -------------                         -------------
                                          2000      1999     Amount    %        2000      1999     Amount    %
                                        --------  --------  --------  ---     --------  --------  --------  ---
                                                                (dollars in thousands)

Interest income                         $ 10,986  $  7,659  $  3,327  43%     $ 21,113  $ 14,574  $  6,539  45%
Interest expense                           4,583     2,690     1,893  70%        8,689     5,086     3,603  71%
                                        --------  --------  --------  ---     --------  --------  --------  ---
Net interest income before provision
     for loan and lease losses             6,403     4,969     1,434  29%       12,424     9,488     2,936  31%
Provision for loan and lease losses          369       332        37  11%          942       635       307  48%
                                        --------  --------  --------  ---     --------  --------  --------  ---
Net interest income after provision
     for loan and lease losses             6,034     4,637     1,397  30%       11,482     8,853     2,629  30%
Noninterest income                         1,231     1,095       136  12%        2,371     2,213       158   7%
Noninterest expense                        4,408     3,838       570  15%        8,505     7,545       960  13%
                                        --------  --------  --------  ---     --------  --------  --------  ---
Income before income taxes                 2,857     1,894       963  51%        5,348     3,521     1,827  52%
Provision for income taxes                 1,136       752       384  51%        2,133     1,372       761  55%
                                        --------  --------  --------  ---     --------  --------  --------  ---
Net income                              $  1,721  $  1,142  $    579  51%     $  3,215  $  2,149  $  1,066  50%
                                        ========  ========  ========  ===     ========  ========  ========  ===

Net Interest Income

     Net interest income before provision for loan and lease losses was $6.4 million for the quarter ended June 30, 2000, an increase of $1.4 million, or 29%, compared with the quarter ended June 30, 1999. Yields on the Company's interest-earning assets improved by 83 basis points to 8.84% for the three months ended June 30, 2000, from 8.01% for the three months ended June 30, 1999. Yields paid on interest-bearing liabilities increased by 98 basis points during this same period. The net interest margin was 5.24% for the quarter ended June 30, 2000, down from 5.27% for the quarter ended June 30, 1999. Contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher yields on interest-bearing deposits. Although the growth of the Company's average earning assets helped mitigate the margin compression, continued increases in interest rates could adversely affect both our cost of funds and loan originations, resulting in lower net interest margins in future operating periods. Average earning assets increased by 30% to $491.4 million for the second quarter of 2000, from $378.4 million for the second quarter of 1999.

     Net interest income before provision for loan and lease losses was $12.4 million for the six months ended June 30, 2000, an increase of $2.9 million, or 31%, compared with the six months ended June 30, 1999. Yields on the Company's interest-earning assets improved by 71 basis points to 8.75% for the six months ended June 30, 2000, from 8.04% for the six months ended June 30, 1999. Yields paid on interest-bearing liabilities increased by 83 basis points during this same period. The net interest margin was 5.24% for the six months ended June 30, 2000, down from 5.31% for the six months ended June 30, 1999.

     The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters and six months ended June 30, 2000 and 1999.

                                                        For the three months ended June 30,
                                      ---------------------------------------------------------------------------
                                                     2000                                    1999
                                      -----------------------------------     -----------------------------------
                                                   Interest     Average                    Interest     Average
                                        Average     earned       yield          Average     earned       yield
                                        balance     or paid   Or cost (1)       balance     or paid   Or cost (1)
                                      ----------  ----------  -----------     ----------  ----------  -----------
                                                                (Dollars in thousands)
ASSETS:
Federal funds sold and other          $   19,871   $    305      6.07%        $    3,925   $     46      4.64%
Investment securities  (2)               103,958      1,687      6.42%           111,070      1,560      5.56%
Loans and leases (3)                     372,577      8,994      9.55%           266,999      6,053      8.97%
Allowance for loan and lease losses       (5,040)         -      0.00%            (3,591)         -      0.00%
                                      ----------  ----------  -----------     ----------  ----------  -----------
    Total interest-earning assets        491,366     10,986      8.84%           378,403      7,659      8.01%
Noninterest-earning assets:
    Cash and due from banks               24,156                                  20,145
    Other                                 18,291                                  14,890
                                      ----------                              ----------
         Total assets                 $  533,813                              $  413,438
                                      ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    NOW and money market accounts     $  184,177   $  1,903      4.16%        $  118,036   $    926      3.15%
    Savings                                5,855         32      2.20%             6,363         35      2.21%
    Certificates of deposit:
        Under $100,000                    25,765        366      5.71%            26,125        327      5.02%
        $100,000 and over                102,480      1,524      5.98%            58,171        728      5.02%
                                      ----------  ----------  -----------     ----------  ----------  -----------
    Total interest-bearing deposits      318,277      3,825      4.83%           208,695      2,016      3.87%
Other borrowings:
    Securities and loans sold under
      agreements to repurchase and
      federal funds purchased             40,433        538      5.26%            47,345        516      4.31%
    FHLB advances                         10,933        176      6.37%            12,128        158      5.15%
    Company obligated mandatorily
      redeemable preferred securities      1,978         44      8.90%                 -          -      0.00%
                                      ----------  ----------  -----------     ----------  ----------  -----------
        Total interest-bearing
        liabilities                      371,621      4,583      4.76%           268,168      2,690      3.78%
Noninterest-bearing demand accounts      116,200                                 103,069
                                      ----------                              ----------
        Total deposits and
         interest-bearing liabilities    487,821                                 371,237
Other noninterest-bearing liabilities      2,457                                   3,400
                                      ----------                              ----------
        Total liabilities and
         preferred stock                 490,278                                 374,637

Shareholders' equity                      43,535                                  38,801
                                      ----------                              ----------
        Total liabilities and
         shareholders' equity         $  533,813                              $  413,438
                                      ==========                              ==========
Net interest income                                $  6,403                                $  4,969
                                                  ==========                              ==========
Net interest spread                                              4.09%                                   4.23%
Net interest margin                                              5.24%                                   5.27%
Ratio of average interest-earning
 assets to
    average interest-bearing liabilities  132.22%                                 141.11%

--------------------------------------------------------------------------------
(1) Average yield or cost for the three months ended June 30, 2000 and 1999 has been annualized and is not necessarily indicative of results for the entire year.
(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

                                                          For the six months ended June 30,
                                      ---------------------------------------------------------------------------
                                                     2000                                    1999
                                      -----------------------------------     -----------------------------------
                                                   Interest     Average                    Interest     Average
                                        Average     earned       yield          Average     earned       yield
                                        balance     or paid   Or cost (1)       balance     or paid   Or cost (1)
                                      ----------  ----------  -----------     ----------  ----------  -----------
                                                                (Dollars in thousands)
ASSETS:
Federal funds sold and other          $   10,766   $    333      6.12%        $    3,780   $     91      4.79%
Investment securities  (2)               105,702      3,398      6.36%           107,691      3,046      5.63%
Loans and leases (3)                     365,511     17,382      9.41%           252,495     11,437      9.01%
Allowance for loan and lease losses       (4,871)         -      0.00%            (3,471)         -      0.00%
                                      ----------  ----------  -----------     ----------  ----------  -----------
    Total interest-earning assets        477,108     21,113      8.75%           360,495     14,574      8.04%
Noninterest-earning assets:
    Cash and due from banks               23,484                                  17,987
    Other                                 17,596                                  15,007
                                      ----------                              ----------
        Total assets                  $  518,188                              $  393,489
                                      ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    NOW and money market accounts     $  168,860   $  3,406      4.06%        $  111,219   $  1,692      3.07%
                                      ----------  ----------  -----------     ----------  ----------  -----------
    Savings                                5,935         66      2.24%             6,692         73      2.20%
    Certificates of deposit:
        Under $100,000                    25,109        692      5.54%            28,191        706      5.05%
        $100,000 and over                101,456      2,906      5.76%            51,686      1,291      5.04%
                                      ----------  ----------  -----------     ----------  ----------  -----------
    Total interest-bearing deposits      301,360      7,070      4.72%           197,788      3,762      3.84%
Other borrowings:
    Securities and loans sold under
      agreements to repurchase and
      federal funds purchased             38,788        996      5.08%            43,606        936      4.27%
    FHLB advances                         18,883        579      6.07%            14,759        388      5.23%
    Company obligated mandatorily
     redeemable preferred securities         989         44      8.90%                 -          -      0.00%
                                      ----------  ----------  -----------     ----------  ----------  -----------
        Total interest-bearing
         liabilities                     360,020      8,689      4.52%           256,153      5,086      3.69%
Noninterest-bearing demand accounts      113,358                                  96,432
                                      ----------                              ----------
        Total deposits and               473,378                                 352,585
         interest-bearing liabilities
Other noninterest-bearing liabilities      2,558                                   2,628
                                      ----------                              ----------
        Total liabilities and
         preferred stock                 475,936                                 355,213
Shareholders' equity                      42,252                                  38,276
                                      ----------                              ----------
        Total liabilities and
         shareholders' equity         $  518,188                              $  393,489
                                      ==========                              ==========
Net interest income                                $ 12,424                                $  9,488
                                                  ==========                              ==========
Net interest spread                                              4.23%                                   4.35%
Net interest margin                                              5.24%                                   5.31%
Ratio of average interest-earning
  assets to average interest-bearing
    liabilities                           132.52%                                 140.73%

--------------------------------------------------------------------------------
(1) Average yield or cost for the six months ended June 30, 2000 and 1999 has been annualized and is not necessarily indicative of results for the entire year.
(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

 Noninterest Income

     The Company reported a 12% increase in noninterest income for the second quarter of 2000. Total noninterest income was $1,231,000 for the three months ended June 30, 2000, compared to $1,095,000 for the three months ended June 30, 1999. Noninterest income for the first six months of 2000 was $2,371,000 versus $2,213,000 for the same period in 1999. The quarter and year to date increases were primarily attributable to growth in trust fees, other banking service related fees, and gains on the disposition of other assets.

     Growth in deposit service charges has historically been moderate and has not corresponded with the growth in deposit balances. This is due to the Company offering its customers the choice of either paying for services in cash or by maintaining additional noninterest bearing account balances. Noninterest bearing demand accounts were $116.0 million as of June 30, 2000, or 26% of total deposits. The forgone deposit service charges are mitigated by an increase in the Company's net interest margin, which improves with higher levels of noninterest bearing funding sources.

     Also offsetting the increase in total other income was a decrease in operating lease rentals. This was the result of Colorado Business Leasing concentrating its marketing efforts in 2000 on originating direct finance leases, rather than operating leases. Net investment in operating leases was $3.1 million at June 30, 2000, compared to $3.6 million at June 30, 1999.

     The second quarter and year to date decline in other loan fees relates to mortgage origination fees. Due to low product demand from our commercial customer base, the Company decided to phase out a dedicated mortgage origination department in 1999.

                                         Three Months Ended June 30,                              Six Months Ended June 30,
                                --------------------------------------------            --------------------------------------------
                                                         Increase (Decrease)                                     Increase (Decrease)
                                                         -------------------                                     -------------------
                                 2000          1999       Amount        %                2000          1999       Amount        %
                                ------        ------     --------    -------            ------        ------     --------    -------
                                                                       (dollars in thousands)
Deposit service charges         $  285        $  284     $      1       0%              $  568        $  540     $     28       5%
Operating lease income             509           551          (42)     -8%               1,038         1,138         (100)     -9%
Other loan fees                     52           102          (50)     -49%                101           181          (80)    -44%
Trust income                       162            57          105      184%                281           105          176     168%
Other income                       132           101           31       31%                289           176          113      64%
Gain on sale of other assets        91             -           91        0%                 94            29           65     224%
Gain on sale of securities           -             -            -        0%                  -            44          (44)   -100%
                                ------        ------     --------                       ------        ------     --------
    Total other income          $1,231        $1,095     $    136       12%             $2,371        $2,213     $    158       7%
                                ======        ======     ========                       ======        ======     ========

Noninterest Expense

     Total noninterest expense increased by $570,000 to $4,408,000 for the three months ended June 30, 2000, up from $3,838,000 for the three months ended June 30, 1999. During this period, however, the efficiency ratio before goodwill amortization improved to 57% for the quarter ended June 30, 2000, down from 62%
for the comparable period in 1999.   Noninterest expenses increased to
$8,505,000 for the six months ended June 30, 2000, up from $7,545,000 for the six months ended June 30, 1999. The efficiency ratio before goodwill amortization was 56% for the six months ended June 30, 2000, compared to 63% for the first six months of 1999. The improvement in the efficiency ratio is the result of revenues growing at a faster rate than expenses.

     The increases in noninterest expenses reflect the Company's ongoing investment in personnel, technology and office space needed to accommodate internal growth. In the second quarter of 1999, the Company's Boulder bank relocated to a larger leased facility. In addition, a second Boulder location was added in May 1999, the Edwards location opened in June 1999, and the Denver drive-up location was relocated to a larger, full-service center in May of 2000.

     Depreciation on operating leases decreased by $70,000 and $132,000, respectively, for the three and six months ended June 2000 compared to the same periods in 1999. This was the result of Colorado Business Leasing concentrating its marketing efforts in 2000 on originating direct finance leases, rather than operating leases. The decrease in depreciation expense is consistent with the decline in operating lease rental income.

                                                 Three Months Ended June 30,                      Six Months Ended June 30,
                                        --------------------------------------------    --------------------------------------------
                                                                 Increase (Decrease)                             Increase (Decrease)
                                                                 -------------------                             -------------------
                                         2000          1999       Amount        %        2000          1999       Amount        %
                                        ------        ------     --------    -------    ------        ------     --------    -------
                                                                       (dollars in thousands)
Salaries and employee benefits          $2,311        $2,091     $    220      11%      $4,476        $4,029     $    447      11%
Occupancy expenses, premises
     and equipment                         870           630          240      38%       1,654         1,211          443      37%
Depreciation on leases                     417           487          (70)    -14%         851           983         (132)    -13%
Amortization of intangibles                110           111           (1)     -1%         221           221            -       0%
Other operating expenses                   700           519          181      35%       1,303         1,101          202      18%
                                        ------        ------     --------               ------        ------     --------
    Total other expense                 $4,408        $3,838     $    570      15%      $8,505        $7,545     $    960      13%
                                        ======        ======     ========               ======        ======     ========

Efficiency ratio                         58.4%         63.3%                             57.9%         64.9%
Efficiency ratio without goodwill        57.0%         61.5%                             56.4%         63.0%

Provision and Allowance for Loan and Lease Losses

     The provision for loan and lease losses was $369,000 for the three months ended June 30, 2000, up from $332,000 for the three months ended June 30, 1999. The provision for the six months ended June 2000 was $942,000, an increase of $307,000 from the six months ended June 1999. This increase was due to the increase in total loans and leases outstanding and is not reflective of a
deterioration of credit quality.   Key indicators of asset quality have remained
favorable, while average outstanding loan amounts have increased to $365.5 million for the first six months of 2000, up from $252.5 million for the first six months of 1999. As of June 30, 2000, the allowance for loan and lease losses amounted to $5.2 million, or 1.34% of total loans and leases.

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

                                                  Six Months Ended             Year Ended              Six Months Ended
                                                   June 30, 2000            December 31, 1999            June 30, 1999
                                                  ----------------        ---------------------        ----------------
                                                                          (dollars in thousands)
Balance of allowance for loan and lease
  losses at beginning of period                   $          4,585        $               3,271        $          3,271
                                                  ----------------        ---------------------        ----------------
Charge-offs:
  Commercial                                                   131                          100                      55
  Real estate -- mortgage                                       16                            -                       -
  Real estate -- construction                                    -                            5                       4
  Consumer                                                       2                           80                      20
  Direct financing leases                                      209                            -                       -
                                                  ----------------        ---------------------        ----------------
        Total charge-offs                                      358                          185                      79
                                                  ----------------        ---------------------        ----------------
Recoveries:
  Commercial                                                    26                           24                       3
  Real estate -- mortgage                                        -                            -                       -
  Real estate -- construction                                    -                            -                       -
  Consumer                                                       2                            2                       -
  Direct financing leases                                        2                            -                       -
                                                  ----------------        ---------------------        ----------------
        Total recoveries                                        30                           26                       3
                                                  ----------------        ---------------------        ----------------
Net charge-offs                                               (328)                        (159)                    (76)
Provisions for loan and lease losses
  charged to operations                                        942                        1,473                     635
                                                  ----------------        ---------------------        ----------------
Balance of allowance for loan and lease
  losses at end of period                         $          5,199        $               4,585        $          3,830
                                                  ================        =====================        ================
Ratio of net charge-offs to average
  loans and leases (1)                                        (.18%)                       (.06%)                  (.06%)
Average loans and leases outstanding during
    the period                                    $        365,511        $             281,796        $        252,495
                                                  ================        =====================        ================

(1) The ratios for the six months ended June 30, 2000 and 1999 have been annualized and are not necessarily indicative of the results for the entire year.



Nonperforming Assets

     The Company's nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $1,014,000 as of June 30, 2000, compared with $683,000 as of December 31, 1999 and $781,000 as of June 30, 1999. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                          At June 30,       At December 31,      At June 30,
                                                                             2000               1999                 1999
                                                                          -----------       ---------------      -----------
                                                                                         (dollars in thousands)
Nonperforming loans and leases:
   Loans and leases 90 days or more delinquent and still accruing
     interest                                                             $       432       $            49      $         -
   Nonaccrual loans and leases                                                    582                   634              781
                                                                          -----------       ---------------      -----------
           Total nonperforming loans and leases                                 1,014                   683              781
Real estate acquired by foreclosure                                                 -                     -                -
                                                                          -----------       ---------------      -----------
           Total nonperforming assets                                     $     1,014       $           683      $       781
                                                                          ===========       ===============      ===========
Allowance for loan and lease losses                                       $     5,199       $         4,585      $     3,830
                                                                          ===========       ===============      ===========
Ratio of nonperforming assets to total assets                                    0.18%                 0.14%            0.19%
Ratio of nonperforming loans and leases to total loans and leases                0.26                  0.19             0.28
Ratio of allowance for loan and lease losses to total loans and
   leases                                                                        1.34                  1.31             1.38
Ratio of allowance for loan and lease losses to nonperforming loans
   and leases                                                                  512.72                671.30           490.40


Liquidity and Capital Resources

     The Company's liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and to allow the Company to sustain its operations. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general levels of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $49 million. In addition, the Bank may apply for up to $16 million of State of Colorado time deposits. The Bank also has available a $153 million line of credit from the FHLB. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2000, the Company had $80.8 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

     In June 2000, the Company successfully completed its offering of $20 million of Trust Preferred Securities. The securities bear a cumulative fixed interest rate of 10% and mature on June 30, 2030. Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at the Company's option on or after June 30, 2005. Portions of the Trust Preferred Securities qualify for Tier I capital under capital regulatory definitions. As of June 30, 2000, $13.3 million qualified as Tier I capital.

     During the first six months of 2000, cash and cash equivalents increased by $31.0 million. This increase was primarily the result of $70.1 million in cash provided by financing activities (mainly customer deposits, net of repayments of FHLB advances and the proceeds from the issuance of the $20 million of Trust Preferred Securities). Offsetting this increase was cash used in investing activities of $44.0 million (mainly loan and lease originations) and net cash of $5.0 million provided by operating activities.

     During the first six months of 1999, cash and cash equivalents increased by only $882,000. This increase was primarily the result of $53.1 million in cash provided by financing activities (mainly customer deposits and repurchase agreements). Offsetting this increase was cash used in investing activities of $57.0 million (mainly loan and lease originations) and net cash of $4.8 million provided by operating activities.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of June 30, 2000, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation S-K as presented in the Company's Prospectus for the offering of 2,000,000 Capital Securities issued by Colorado Business Bankshares Capital Trust I dated June 19, 2000.

PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on May 17, 2000, the following proposals were adopted by the margins indicated:

1. To elect three Class II directors to hold office for a three-year term expiring on the Annual Meeting of Shareholders occurring in 2003 or until the election and qualification of their respective successors.

                                               Number of Shares
                                               ----------------
                                     For           Against         Withheld
                                     ---           -------         --------
Steven Bangert                    5,664,913           0              2,725
Noel N. Rothman                   5,664,713          200             2,725
Timothy J. Travis                 5,664,913           0              2,725

    In addition, the following directors continued in office after the annual meeting: Jonathan C. Lorenz, Virginia K. Berkeley, Mark S. Kipnis, Howard R. Ross and Michael B. Burgamy.

2. To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

                                               Number of Shares
                                               ----------------
For                                                5,663,968
Against                                                1,350
Withheld                                               2,320

3.  To approve an Employee Stock Purchase Plan.

                                               Number of Shares
                                               ----------------
For                                                4,740,647
Against                                               22,600
Withheld                                               4,820

4. To approve an Amendment to the 1998 Incentive Plan increasing the number of Shares available for granting under the Plan to 425,000.

                                               Number of Shares
                                               ----------------
For                                                4,616,844
Against                                              124,496
Withheld                                              26,727

     At the Annual Meeting of Shareholders, the following shareholder proposal was rejected by the margin indicated:

1. To eliminate the classes of the Board of Directors and to have all directors elected for one-year terms.

                                                Number of Shares
                                                ----------------
For                                                  490,990
Against                                            4,114,451
Withheld                                             162,626

Item 6.        Exhibits and Reports on Form 8-K.

(a)  Exhibits
     27.1 Financial Data Schedule as of June 30, 2000.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLORADO BUSINESS BANKSHARES, INC.


Date:  August 10, 2000   By:    /s/ Steven Bangert
       ---------------   ------------------------------
                         Steven Bangert, Chief Executive Officer and Chairman


Date:  August 10, 2000   By:    /s/ Richard J. Dalton
       ---------------   ---------------------------------
                         Richard J. Dalton, Executive Vice President and
                         Chief Financial Officer