Form 10-Q
period 2000-09-30
COLORADO BUSINESS BANKSHARES INC
filed 2000-11-14
CIK 1028734

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000.

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

There were 6,706,347 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of November 13, 2000.

================================================================================

                      COLORADO BUSINESS BANKSHARES, INC.


                        PART I.  FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.    Financial Statements                                           1

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    19

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                            None

Item 2.    Changes in Securities and Use of Proceeds                    None

Item 3.    Defaults Upon Senior Securities                              None

Item 4.    Submission of Matters to a Vote of Security Holders          None

Item 5.    Other Information                                             19

Item 6.    Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                               20

                      COLORADO BUSINESS BANKSHARES, INC.

                     Consolidated Statements of Condition

             September 30, 2000 (unaudited) and December 31, 1999

                                                                                        September 30,       December 31,
                                                                                            2000                1999
                                                                                       -------------        ------------
                                                                                        (unaudited)
                                     ASSETS
Cash and due from banks                                                                 $ 29,614,000        $ 18,687,000
Federal funds sold                                                                         2,000,000                   -
                                                                                        ------------        ------------
        Total cash and cash equivalents                                                   31,614,000          18,687,000
                                                                                        ------------        ------------
Investment securities available for sale (cost of $144,934,000 (unaudited) and
        $102,949,000, respectively)                                                      144,003,000         101,456,000
Investment securities held to maturity (fair value of $5,104,000 (unaudited) and
        $5,648,000, respectively)                                                          5,078,000           5,620,000
Other investments                                                                          3,475,000           2,845,000
                                                                                        ------------        ------------
        Total investments                                                                152,556,000         109,921,000
                                                                                        ------------        ------------
Loans and leases, net                                                                    408,043,000         346,094,000
Excess of cost over fair value of net assets acquired, net                                 3,914,000           4,243,000
Investment in operating leases                                                             2,660,000           4,047,000
Premises and equipment, net                                                                3,680,000           3,606,000
Accrued interest receivable                                                                3,049,000           2,167,000
Deferred income taxes                                                                      2,361,000           2,192,000
Other                                                                                      2,414,000           1,052,000
                                                                                        ------------        ------------
TOTAL ASSETS                                                                            $610,291,000        $492,009,000
                                                                                        ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                              $119,322,000        $106,492,000
    NOW and money market                                                                 164,003,000         148,685,000
    Savings                                                                                5,663,000           5,896,000
    Certificates of deposit                                                              138,016,000         122,256,000
                                                                                        ------------        ------------
        Total deposits                                                                   427,004,000         383,329,000
Federal funds purchased                                                                   11,320,000           1,300,000
Securities sold under agreements to repurchase                                            68,306,000          33,053,000
Advances from Federal Home Loan Bank                                                      35,910,000          30,980,000
Other liabilities                                                                          3,122,000           2,996,000
Company obligated mandatorily redeemable preferred securities
        of subsidiary trust holding solely subordinated debentures                        20,000,000                   -
        Total liabilities                                                                565,662,000         451,658,000

Shareholders' Equity:
    Common, $.01 par value; 25,000,000 shares authorized; 6,706,347
        issued and outstanding                                                                67,000              67,000
    Additional paid-in capital                                                            30,074,000          29,994,000
    Retained earnings                                                                     15,064,000          11,224,000
    Accumulated other comprehensive loss, net of income tax
        of ($355,000) (unaudited) and ($559,000), respectively                              (576,000)           (934,000)
                                                                                        ------------        ------------
        Total shareholders' equity                                                        44,629,000          40,351,000
                                                                                        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $610,291,000        $492,009,000
                                                                                        ============        ============

    See accompanying notes to consolidated condensed financial statements.

                COLORADO BUSINESS BANKSHARES, INC.
    Consolidated Statements of Income and Comprehensive Income
                           (unaudited)

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                        ---------------------------     ---------------------------
                                                                           2000            1999            2000            1999
                                                                        -----------     -----------     -----------     -----------
INTEREST INCOME:
  Interest and fees on loans and leases                                 $ 9,814,000     $ 6,827,000     $27,196,000     $18,264,000
  Interest and dividends on investment securities:
    Taxable securities                                                    2,063,000       1,528,000       5,338,000       4,478,000
    Nontaxable securities                                                    16,000          18,000          42,000          50,000
    Dividends on securities                                                  61,000          37,000         158,000         101,000
  Federal funds sold and other                                              192,000          57,000         525,000         148,000
                                                                        -----------     -----------     -----------     -----------
    Total interest income                                                12,146,000       8,467,000      33,259,000      23,041,000
INTEREST EXPENSE:
  Interest on deposits                                                    4,044,000       2,274,000      11,114,000       6,036,000
  Interest on short-term borrowings and FHLB advances                     1,065,000         807,000       2,640,000       2,131,000
  Interest on mandatorily redeemable preferred securities of
    subsidiary trust                                                        500,000               -         544,000               -
                                                                        -----------     -----------     -----------     -----------
    Total interest expense                                                5,609,000       3,081,000      14,298,000       8,167,000
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN AND LEASE LOSSES                                                 6,537,000       5,386,000      18,961,000      14,874,000
Provision for loan and lease losses                                         320,000         371,000       1,262,000       1,006,000
                                                                        -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN AND LEASE LOSSES                                                 6,217,000       5,015,000      17,699,000      13,868,000
                                                                        -----------     -----------     -----------     -----------
OTHER INCOME:
  Service charges                                                           289,000         307,000         857,000         847,000
  Operating lease income                                                    483,000         604,000       1,521,000       1,742,000
  Other income                                                              375,000         229,000       1,140,000         720,000
  Gain on sale of securities                                                      -               -               -          44,000
                                                                        -----------     -----------     -----------     -----------
    Total other income                                                    1,147,000       1,140,000       3,518,000       3,353,000
                                                                        -----------     -----------     -----------     -----------
OTHER EXPENSE:
  Salaries and employee benefits                                          2,402,000       2,113,000       6,878,000       6,142,000
  Occupancy expenses, premises and equipment                                838,000         790,000       2,492,000       2,001,000
  Depreciation on leases                                                    395,000         504,000       1,246,000       1,487,000
  Amortization of intangibles                                               111,000         110,000         332,000         331,000
  Other                                                                     796,000         620,000       2,099,000       1,721,000
                                                                        -----------     -----------     -----------     -----------
    Total other expense                                                   4,542,000       4,137,000      13,047,000      11,682,000
                                                                        -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                                                2,822,000       2,018,000       8,170,000       5,539,000
Provision for income taxes                                                1,124,000         745,000       3,257,000       2,117,000
                                                                        -----------     -----------     -----------     -----------
NET INCOME                                                              $ 1,698,000     $ 1,273,000     $ 4,913,000     $ 3,422,000
                                                                        ===========     ===========     ===========     ===========
UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES, net of tax                                 883,000        (106,000)        358,000      (1,086,000)
                                                                        -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME                                                    $ 2,581,000     $ 1,167,000     $ 5,271,000     $ 2,336,000
                                                                        ===========     ===========     ===========     ===========
EARNINGS PER SHARE:
  Basic                                                                 $      0.25     $      0.19     $      0.73     $      0.51
                                                                        ===========     ===========     ===========     ===========
  Diluted                                                               $      0.25     $      0.19     $      0.71     $      0.50
                                                                        ===========     ===========     ===========     ===========
CASH DIVIDENDS PER SHARE:                                               $      0.06     $      0.05     $      0.16     $      0.10
                                                                        ===========     ===========     ===========     ===========


                See notes to consolidated financial statements.

                      COLORADO BUSINESS BANKSHARES, INC.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    4,913,000       $    3,422,000
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net amortization of securities                                                    68,000              170,000
      Depreciation and amortization                                                  2,440,000            2,531,000
      Provision for loan and lease losses                                            1,262,000            1,006,000
      Deferred income taxes                                                           (374,000)            (152,000)
      Gain on sale of securities                                                             -              (44,000)
      Gain on sale of premises and equipment                                           (32,000)              (1,000)
Changes in:
      Accrued interest receivable                                                     (882,000)            (436,000)
      Other assets                                                                    (431,000)            (188,000)
      Accrued interest and other liabilities                                           126,000              219,000
                                                                                --------------       --------------
           Net cash provided by operating activities                                 7,090,000            6,527,000
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in other investments                                                 (630,000)            (645,000)
      Purchase of available for sale securities                                    (60,211,000)         (35,438,000)
      Proceeds from maturities of held to maturity securities                          535,000            2,996,000
      Proceeds from maturities and sale of available for
           sale securities                                                          18,161,000           35,785,000
      Loan and lease originations and repayments, net                              (63,212,000)         (82,920,000)
      Purchase of premises and equipment                                              (967,000)          (1,593,000)
      Proceeds from sale of premises and equipment                                     207,000              114,000
                                                                                --------------       --------------
           Net cash used in investing activities                                  (106,117,000)         (81,701,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, NOW, money market,
           and savings accounts                                                     27,915,000           34,518,000
      Net increase in certificates of deposit                                       15,760,000           25,387,000
      Net decrease in federal funds purchased                                       10,020,000            5,300,000
      Net increase in securities sold under agreements
           to repurchase                                                            35,253,000            9,417,000
      Advances from Federal Home Loan Bank                                          65,800,000           65,000,000
      Repayments of Federal Home Loan Bank advances                                (60,870,000)         (59,070,000)
      Proceeds from issuance of mandatorily redeemable preferred
           securities of subsidiary trust                                           20,000,000                    -
      Net increase in debt issuance costs                                             (931,000)                   -
      Proceeds from exercise of stock options                                           80,000                    -
      Dividends paid on common stock                                                (1,073,000)            (334,000)
                                                                                --------------       --------------
           Net cash provided by financing activities                               111,954,000           80,218,000
NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                                   12,927,000            5,044,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                                        18,687,000           20,058,000
                                                                                --------------       --------------
CASH AND CASH EQUIVALENTS, END OF
      PERIOD                                                                    $   31,614,000       $   25,102,000
                                                                                ==============       ==============

                See notes to consolidated financial statements.

              Colorado Business Bankshares, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

1.   Consolidated Condensed Financial Statements

     The accompanying consolidated condensed financial statements are unaudited and include the accounts of Colorado Business Bankshares, Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., Colorado Business Bankshares Capital Trust I, Colorado Business Bank, N.A. ("Bank"), and the Bank's 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing").

     All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by our Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

     The consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.   Mandatorily Redeemable Preferred Securities of Subsidiary Trust

     On June 19, 2000, we established Colorado Business Bankshares Capital Trust I ("Trust"), a wholly-owned statutory business trust. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities ("Trust Preferred Securities") in the aggregate amount of $20,000,000 and using the proceeds to purchase junior subordinated debentures ("Subordinated Debentures") issued by the Parent. The sole assets of the Trust are the Subordinated Debentures.

     The Trust Preferred Securities bear a cumulative fixed interest rate of 10% per annum and mature on June 30, 2030. Interest distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemptions upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by us of the obligations of the Trust under the Trust Preferred Securities.

     The Subordinated Debentures are unsecured, bear interest at a rate of 10% per annum and mature on June 30, 2030. Interest is payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.

     Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after June 30, 2005. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as "Tier I capital" under the Federal Reserve capital adequacy guidelines.

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

3.   Earnings per Common Share

     Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                         ------------------------------          ------------------------------
                                                            2000                1999                2000                1999
                                                         ----------          ----------          ----------          ----------
Income available to common shareholders                  $1,698,000          $1,273,000          $4,913,000          $3,422,000
                                                         ----------          ----------          ----------          ----------

Weighted average shares outstanding -
    basic earnings per share                              6,705,324           6,673,481           6,702,920           6,673,481

Effect of dilutive securities - stock options               190,784             190,375             180,369             189,804
                                                         ----------          ----------          ----------          ----------

Weighted average shares outstanding -
    diluted earnings per share                            6,896,108           6,863,856           6,883,289           6,863,285
                                                         ==========          ==========          ==========          ==========

Earnings per common share - Diluted                      $     0.25          $     0.19          $     0.71          $     0.50
                                                         ==========          ==========          ==========          ==========

4.   Recent Accounting Pronouncements

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

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                        --------------------------------------------------------
                                                           2000           1999          2000             1999
                                                        ----------      ---------     ---------      -----------
Other comprehensive income (loss), before tax:
   Unrealized gain (loss) on available for sale
       securities arising during the period             $1,408,000      $(169,000)    $ 571,000      $(1,688,000)
   Reclassification adjustment for (gains) losses
       arising during the period                                 -              -             -          (44,000)
                                                        ----------      ---------     ---------      -----------

Other comprehensive income (loss), before tax            1,408,000       (169,000)      571,000       (1,732,000)

Tax (expense) benefit related to items of
   other comprehensive income (loss)                      (525,000)        63,000      (213,000)         646,000
                                                        ----------      ---------     ---------      -----------

Other comprehensive income (loss), net of tax           $  883,000      $(106,000)    $ 358,000      $(1,086,000)
                                                        ==========      =========     =========      ===========

6.   Segments

     Our principal activities include Commercial Banking and Equipment Leasing. The Commercial Banking segment offers a broad range of banking products and services, including credit, cash management, investment, deposit and trust products. The Equipment Leasing segment offers leasing programs for computers, telecommunications equipment, telephone systems, business furniture, manufacturing equipment, materials handling equipment and other capital equipment.

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

                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                   ------------------------          ------------------------
                                     2000             1999             2000             1999
                                   -------          -------          -------          -------
                                                     (dollars in thousands)
Total interest income:
    Commercial Banking             $12,101          $ 8,415          $33,174          $22,914
    Equipment Leasing                  430              371            1,265            1,045
    All other                          562                5              568               18
    Eliminations                      (947)            (324)          (1,748)            (936)
Consolidated                       $12,146          $ 8,467          $33,259          $23,041
                                   =======          =======          =======          =======

Total interest expense:
    Commercial Banking             $ 5,110          $ 3,088          $13,760          $ 8,172
    Equipment Leasing                  385              317            1,180              931
    All other                        1,061                -            1,106                -
    Eliminations                      (947)            (324)          (1,748)            (936)
Consolidated                       $ 5,609           $3,081          $14,298          $ 8,167
                                   =======          =======          =======          =======

Other noninterest income:
    Commercial Banking             $   649          $   559          $ 1,927          $ 1,612
    Equipment Leasing                  537              632            1,746            1,862
    All other                        2,442            1,510            6,337            4,130
    Eliminations                    (2,481)          (1,561)          (6,492)          (4,251)
Consolidated                       $ 1,147           $1,140          $ 3,518          $ 3,353
                                   =======          =======          =======          =======

Net Income:
    Commercial Banking             $ 2,199          $ 1,328          $ 5,743          $ 3,570
    Equipment Leasing                   19               38              (42)              96
    All other                        1,698            1,273            4,913            3,421
    Eliminations                    (2,218)          (1,366)          (5,701)          (3,665)
Consolidated                       $ 1,698           $1,273          $ 4,913          $ 3,422
                                   =======          =======          =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Condensed Balance Sheets

     Our total assets increased by $118.3 million to $610.3 million as of September 30, 2000, from $492.0 million as of December 31, 1999. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $61.9 million, from $346.1 million at December 31, 1999, to $408.0 million as of September 30, 2000. Total investments were $152.6 million as of September 30, 2000, compared to $109.9 million as of December 31, 1999. The increase in the investment portfolio was possible due to strong deposit growth and the proceeds from the Trust Preferred Securities issued in June of 2000.

     Deposits increased by $43.7 million to $427.0 million as of September 30, 2000, from $383.3 million as of December 31, 1999. Noninterest-bearing deposits increased by $12.8 million, and interest-bearing deposits increased by $30.8 million. Low-cost demand deposits comprised 28% of total deposits as of September 30, 2000. Federal funds purchased and securities sold under agreements to repurchase increased by $45.3 million in the first nine months of 2000 to $79.6 million. Of this total, $54.7 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributed, in part, to an increased emphasis on deposit generation included in banker production goals.

     Advances from the Federal Home Loan Bank of Topeka ("FHLB") were $35.9 million at September 30, 2000, compared to $31.0 million at December 31, 1999.

     We successfully completed an offering of $20 million of Trust Preferred Securities late in the second quarter of 2000. Proceeds of $18 million were contributed to the capital of the Bank to support its growth. The remaining balance will be used for general corporate purposes.



Results of Operations

Overview

     Net earnings available to common shareholders was $1.7 million for the quarter ended September 30, 2000, compared with $1.3 million for the quarter ended September 30, 1999, an increase of 33%. Earnings per share on a fully diluted basis for the third quarter was $0.25, versus $0.19 for the same period a year ago, an increase of 32%. On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the three months ended September 30, 2000 and 1999, was $1.8 million and $1.4 million, or $0.26 and $0.20 per diluted share, respectively. Return on average tangible assets was 1.26% in the third quarter of 2000 and 1999. Return on average tangible common shareholders' equity was 18.28% for the quarter ended September 30, 2000, versus 15.87% for the quarter ended September 30, 1999.

     Net earnings available to common shareholders was $4.9 million for the nine months ended September 30, 2000, compared with $3.4 million for the nine months ended September 30, 1999, an increase of 44%. This increase was primarily due to an increase in net interest income of $4.1 million. Earnings per share on a fully diluted basis for the first nine months was $0.71, versus $0.50 for the same period a year ago, an increase of 42%. On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the nine months ended September 30, 2000 and 1999, was $5.2 million and $3.8 million, or $0.76 and $0.55 per diluted share, respectively. Return on average tangible assets was 1.31% in the first nine months of 2000, compared with 1.24% in the first nine months of 1999. Return on average tangible common shareholders' equity was 18.17% for the period ended September 30, 2000, versus 14.75% for the period ended September 30, 1999.

     The following table presents condensed statements of income for the three months and nine months ended September 30, 2000 and September 30, 1999.

                                           Three Months Ended September 30,                  Nine  Months Ended September 30,
                                       -----------------------------------------     ---------------------------------------------
                                                              Increase (Decrease)                               Increase (Decrease)
                                                              ------------------                                ------------------
                                       -----------------------------------------     ---------------------------------------------
                                         2000        1999      Amount        %          2000          1999       Amount        %
                                       ---------   --------   --------     -----     ---------     ---------    ---------    -----
                                                                        (dollars in thousands)
Interest income                        $  12,146   $  8,467   $  3,679       43%     $  33,259     $  23,041    $  10,218      44%
Interest expense                           5,609      3,081      2,528       82%        14,298         8,167        6,131      75%
                                       ---------   --------   --------               ---------     ---------    ---------
Net interest income before provision
for loan and lease losses                  6,537      5,386      1,151       21%        18,961        14,874        4,087      27%
                                       ---------   --------   --------               ---------     ---------    ---------
Provision for loan and lease losses          320        371        (51)     -14%         1,262         1,006          256      25%
                                       ---------   --------   --------               ---------     ---------    ---------
Net interest income after provision
for loan and lease losses                  6,217      5,015      1,202       24%        17,699        13,868        3,831      28%
Noninterest income                         1,147      1,140          7        1%         3,518         3,353          165       5%
Noninterest expense                        4,542      4,137        405       10%        13,047        11,682        1,365      12%
                                       ---------   --------   --------               ---------     ---------    ---------
Income before income taxes                 2,822      2,018        804       40%         8,170         5,539        2,631      47%
Provision for income taxes                 1,124        745        379       51%         3,257         2,117        1,140      54%
                                       ---------   --------   --------               ---------     ---------    ---------
Net income                             $   1,698   $  1,273   $    425       33%     $   4,913     $   3,422    $   1,491      44%
                                       =========   ========   ========               =========     =========    =========

Net Interest Income

     Net interest income before provision for loan and lease losses was $6.5 million for the quarter ended September 30, 2000, an increase of $1.2 million, or 21%, compared with the quarter ended September 30, 1999. Yields on our interest-earning assets improved by 65 basis points to 8.92% for the three months ended September 30, 2000, from 8.27% for the three months ended September 30, 1999. Yields paid on interest-bearing liabilities increased by 141 basis points during this same period. The net interest margin was 4.88% for the quarter ended September 30, 2000, down from 5.33% for the quarter ended September 30, 1999. Part of the margin compression related to the $20 million of Trust Preferred Securities issued in June of 2000. The stated coupon on this debt is 10%. Also contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher rates on interest-bearing deposits. Although the growth of our average earning assets helped mitigate the margin compression, continued increases in interest rates could adversely affect both our cost of funds and loan originations, resulting in lower net interest margins in future operating periods. Average earning assets increased by 33% to $532.8 million for the third quarter of 2000, from $400.9 million for the third quarter of 1999.

     Net interest income before provision for loan and lease losses was $19.0 million for the nine months ended September 30, 2000, an increase of $4.1 million, or 27%, compared with the period ended September 30, 1999. Yields on our interest-earning assets improved by 69 basis points to 8.81% for the nine months ended September 30, 2000, from 8.12% for the nine months ended September 30, 1999. The yield improvement on interest earning assets is principally the result of the prime rate increasing by 125 basis points from September 1999 to September 2000. Yields paid on interest-bearing liabilities increased by 105 basis points during this same period. The net interest margin was 5.11% for the nine months ended September 30, 2000, down from 5.32% for the nine months ended September 30, 1999. Part of the margin compression related to the $20 million of Trust Preferred Securities issued in June of 2000. Also contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher rates on interest-bearing deposits. Although the growth of our average earning assets helped mitigate the margin compression, continued increases in interest rates could adversely affect both our cost of funds and loan originations, resulting in lower net interest margins in future operating periods. Average earning assets increased by 33% to $495.8 million for the first nine months of 2000, from $374.1 million for the first nine months of 1999.

     The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters and nine months ended September 30, 2000 and 1999.

                                                                       For the three months ended September 30,
                                                    ------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                    ----------------------------------       -------------------------------------
                                                                Interest     Average                       Interest      Average
                                                     Average     earned       yield           Average       earned        yield
                                                     balance    or paid     or cost (1)       balance      or paid      or cost (1)
                                                    ---------   --------    ----------       ---------     --------     ----------
                                                                              (Dollars in thousands)
ASSETS:
Federal funds sold and other                        $  11,724   $    192        6.41%        $   4,534     $     57         4.92%
Investment securities  (2)                            128,353      2,140        6.52%          107,072        1,583         5.79%
Loans and leases (3)                                  398,039      9,814        9.65%          293,207        6,827         9.11%
Allowance for loan and lease losses                    (5,303)         -        0.00%           (3,959)           -         0.00%
                                                    ---------   --------                     ---------      -------
  Total interest-earning assets                       532,813     12,146        8.92%          400,854        8,467         8.27%
Noninterest-earning assets:
  Cash and due from banks                              22,869                                   22,043
  Other                                                17,475                                   16,564
                                                    ---------                                ---------
       Total assets                                 $ 573,157                                $ 439,461
                                                    =========                                =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW and money market accounts                     $ 178,448   $  1,919        4.28%        $ 122,661      $ 1,007         3.26%
  Savings                                               6,038         33        2.17%            6,475           36         2.21%
  Certificates of deposit:
    Under $100,000                                     26,434        393        5.91%           22,391          285         5.05%
    $100,000 and over                                 108,165      1,699        6.25%           73,585          946         5.10%
                                                    ---------   --------                     ---------      -------
  Total interest-bearing deposits                     319,085      4,044        5.04%          225,112        2,274         4.01%
Other borrowings:
  Securities and loans sold under agreements to
    repurchase and federal funds purchased             56,749        838        5.78%           46,864          539         4.50%
  FHLB advances                                        13,410        227        6.62%           20,039          268         5.23%
  Company obligated mandatorily redeemable
    preferred securities                               20,000        500       10.00%                -            -         0.00%
                                                    ---------   --------                     ---------      -------
    Total interest-bearing liabilities                409,244      5,609        5.22%          292,015        3,081         3.81%

Noninterest-bearing demand accounts                   117,447                                  106,500
                                                    ---------                                ---------
    Total deposits and interest-bearing liabilities   526,691                                  398,515

Other noninterest-bearing liabilities                   3,154                                    1,977
                                                    ---------                                ---------
    Total liabilities and preferred securities        529,845                                  400,492

Shareholders' equity                                   43,312                                   38,969
                                                    ---------                                ---------
     Total liabilities and shareholders' equity     $ 573,157                                $ 439,461
                                                    =========                                =========
Net interest income                                             $  6,537                                    $ 5,386
                                                                ========                                    =======
Net interest spread                                                             3.70%                                       4.45%

Net interest margin                                                             4.88%                                       5.33%

Ratio of average interest-earning assets to
  average interest-bearing liabilities                 130.19%                                  137.27%

--------------------------------------------------------------------------------
(1) Average yield or cost for the three months ended September 30, 2000 and 1999 has been annualized and is not necessarily indicative of results for the entire year.
(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

                                                                          For the nine months ended September 30,
                                                         --------------------------------------------------------------------------
                                                                              2000                               1999
                                                         ------------------------------------    -----------------------------------
                                                                      Interest     Average                   Interest     Average
                                                          Average      earned       yield         Average     earned       yield
                                                          balance      or paid    or cost (1)     balance     or paid    or cost (1)
                                                         ---------   ----------   -----------    ---------   ---------   -----------
                                                                                     (Dollars in thousands)
ASSETS:
Federal funds sold and other                             $  11,088   $      525       6.22%      $   4,033   $     147      4.81%
Investment securities  (2)                                 113,308        5,538       6.42%        107,483       4,630      5.68%
Loans and leases (3)                                       376,433       27,196       9.49%        266,215      18,264      9.05%
Allowance for loan and lease losses                         (5,016)           -       0.00%         (3,635)          -      0.00%
                                                         ---------   ----------                  ---------   ---------
    Total interest-earning assets                          495,813       33,259       8.81%        374,096      23,041      8.12%
Noninterest-earning assets:
    Cash and due from banks                                 23,277                                  19,354
    Other                                                   17,555                                  15,531
                                                         ---------                               ---------
                  Total assets                           $ 536,645                               $ 408,981
                                                         =========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    NOW and money market accounts                        $ 172,080   $    5,325       4.13%      $ 115,074   $   2,698      3.13%
    Savings                                                  5,969           99       2.22%          6,619         110      2.22%
    Certificates of deposit:
        Under $100,000                                      25,554        1,085       5.67%         26,237         991      5.05%
        $100,000 and over                                  103,709        4,605       5.93%         59,066       2,237      5.06%
                                                         ---------   ----------   -----------    ---------   ---------   -----------
    Total interest-bearing deposits                        307,312       11,114       4.83%        206,996       6,036      3.90%

Other borrowings:
    Securities and loans sold under agreements to
        repurchase and federal funds purchased              44,819        1,834       5.38%         44,704       1,475      4.35%
    FHLB advances                                           17,046          806       6.21%         16,539         656      5.23%
    Company obligated mandatorily redeemable
        preferred securities                                 7,372          544       9.99%              -           -      0.00%
                                                         ---------   ----------   -----------    ---------   ---------   -----------
        Total interest-bearing liabilities                 376,549       14,298       4.78%        268,239       8,167      3.73%
Noninterest-bearing demand accounts                        114,731                                  99,825
                                                         ---------                               ---------
        Total deposits and interest-bearing liabilities    491,280                                 368,064
Other noninterest-bearing liabilities                        2,757                                   2,408
                                                         ---------                               ---------
        Total liabilities and preferred securities         494,037                                 370,472
Shareholders' equity                                        42,608                                  38,509
                                                         ---------                               ---------
        Total liabilities and shareholders' equity       $ 536,645                               $ 408,981
                                                         =========                               =========
Net interest income                                                  $   18,961                              $  14,874
                                                                     ==========                              =========
Net interest spread                                                                   4.03%                                 4.39%
Net interest margin                                                                   5.11%                                 5.32%
Ratio of average interest-earning assets to
    average interest-bearing liabilities                    131.67%                                 139.46%
    liabilities

--------------------------------------------------------------------------------
(1) Average yield or cost for the nine months ended September 30, 2000 and 1999 has been annualized and is not necessarily indicative of results for the entire year.
(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.
(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

     Noninterest income for the third quarter of 2000 was flat at $1.1 million when compared to noninterest income for the third quarter of 1999. Noninterest income for the first nine months of 2000 was $3.5 milliom versus $3.4 million for the same period in 1999.

     Growth in deposit service charges has historically been moderate and has not corresponded with the growth in deposit balances. This is due to us offering our customers the choice of either paying for services in cash or by maintaining additional noninterest-bearing account balances. Noninterest-bearing demand accounts were $119.3 million as of September 30, 2000, or 28% of total deposits. The forgone deposit service charges are mitigated by an increase in our net interest margin, which improves with higher levels of noninterest-bearing funding sources.

     Also impacting other income was a decrease in operating lease rentals. This was the result of Colorado Business Leasing concentrating its marketing efforts in 2000 on originating direct finance leases, rather than operating leases. Net investment in operating leases was $2.7 million at September 30, 2000, compared to $4.3 million at September 30, 1999.

     The third quarter and year to date declines in other loan fees relates to mortgage origination fees. Due to low product demand from our commercial customer base, we decided to phase out a dedicated mortgage origination department in 1999.

     Positively affecting our noninterest income have been larger revenue contributions from our Trust Division, which was established in 1998.


                                Three Months Ended September 30,           Nine Months Ended September 30,
                             --------------------------------------     --------------------------------------
                                                Increase (Decrease)                        Increase (Decrease)
                               2000     1999       Amount    %            2000     1999       Amount    %
                             -------  -------      ------  ------       -------  -------      ------  ------
                                                         (Dollars in thousands)
Deposit service charges      $   289  $   307      $  (18)     -6%      $   857  $   847      $   10      1%
Operating lease income           483      604        (121)    -20%        1,521    1,742        (221)   -13%
Other loan fees                   44       50          (6)    -12%          145      231         (86)   -37%
Trust income                     173       68         105     154%          454      173         281    162%
Other income                     153       98          55      56%          442      274         168     61%
Gain on sale of other assets       5       13          (8)    -62%           99       42          57    136%
Gain on sale of securities         -        -           -       -             -       44         (44)  -100%
                             -------  -------      ------  ------       -------  -------      ------  ------
    Total other income       $ 1,147  $ 1,140      $    7       1%      $ 3,518  $ 3,353      $  165      5%
                             =======  =======      ======  ======       =======  =======      ======  ======

Noninterest Expense

     Total noninterest expense increased by $405,000 to $4.5 million for the three months ended September 30, 2000, up from $4.1 million for the three months ended September 30, 1999. During this period, however, the efficiency ratio before goodwill amortization improved to 58% for the quarter ended September 30,
2000, down from 62% for the comparable period in 1999.   Noninterest expenses
increased to $13.0 million for the nine months ended September 30, 2000, up from $11.7 million for the nine months ended September 30, 1999. The efficiency ratio before goodwill amortization was 57% for the nine months ended September 30, 2000, compared to 63% for the first nine months of 1999. The improvement in the efficiency ratio is the result of revenues growing at a faster rate than expenses.

     The increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. In the second quarter of 1999, the Boulder bank relocated to a larger leased facility. In addition, a second Boulder location was added in May 1999, the Edwards location opened in September 1999, and the Denver drive-up location was relocated to a larger, full-service center in May of 2000. We also launched CoBiz Connect, Inc. in May, 2000, expanding our product offerings to include employee benefits consulting, insurance brokerage and related administrative support to employers.

     Depreciation on operating leases decreased by $109,000 and $241,000, respectively, for the three and nine months ended September 2000 compared to the same periods in 1999. This was the result of Colorado Business Leasing concentrating its marketing efforts in 2000 on originating direct finance leases, rather than operating leases. The decrease in depreciation expense is consistent with and partly offsets the decline in operating lease rental income.

                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                  --------------------------------------     --------------------------------------
                                                     Increase (Decrease)                        Increase (Decrease)
                                    2000     1999       Amount    %            2000     1999       Amount    %
                                  -------  -------      ------  ------       -------  -------      ------  ------
                                          (Dollars in thousands)                      (Dollars in thousands)
Salaries and employee benefits    $ 2,402  $ 2,113      $  289      14%      $ 6,878  $ 6,142      $  736      12%
Occupancy expenses, premises
     and equipment                    838      790          48       6%        2,492    2,001         491      25%
Depreciation on leases                395      504        (109)    -22%        1,246    1,487        (241)    -16%
Amortization of intangibles           111      110           1       1%          332      331           1       0%
Other operating expenses              796      620         176      28%        2,099    1,721         378      22%
                                  -------  -------      ------  ------       -------  -------      ------
    Total other expense           $ 4,542  $ 4,137      $  405      10%      $13,047  $11,682      $1,365      12%
                                  =======  =======      ======  ======       =======  =======      ======

Efficiency ratio                       59%      64%                               58%      64%
Efficiency ratio without goodwill      58%      62%                               57%      63%

Provision and Allowance for Loan and Lease Losses

     The provision for loan and lease losses was $320,000 for the three months ended September 30, 2000, down from $371,000 for the three months ended September 30, 1999. The provision for the nine months ended September 2000 was $1.3 million, an increase of $256,000 from the nine months ended September 1999. This increase was due to the increase in total loans and leases outstanding and
is not reflective of a deterioration of credit quality.   Key indicators of
asset quality have remained favorable, while average outstanding loan amounts have increased to $376.4 million for the first nine months of 2000, up from $266.2 million for the first nine months of 1999. As of September 30, 2000, the allowance for loan and lease losses amounted to $5.5 million, or 1.32% of total loans and leases.

     The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. We maintain an allowance for loan losses based upon a number of factors, including, among others, the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of those loans that are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors our asset quality and will charge-off loans against the allowance for loan and lease losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan and lease losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, the determination of the allowance for loan and lease losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

                                    Nine Months Ended         Year Ended          Nine Months Ended
                                    September 30, 2000     December 31, 1999      September 30, 1999
                                    ------------------     -----------------      ------------------
                                                          (dollars in thousands)
Balance of allowance for
 loan and lease losses
 at beginning of period                 $  4,585               $  3,271                $  3,271
                                        --------               --------                --------
Charge-offs:
    Commercial                               178                    100                      55
    Real estate -- mortgage                   16                      -                       -
    Real estate -- construction                -                      5                       4
    Consumer                                   2                     80                      26
    Direct financing leases                  225                      -                       -
                                        --------               --------                --------
               Total charge-offs             421                    185                      85
                                        --------               --------                --------
Recoveries:
    Commercial                                30                     24                       3
    Real estate -- mortgage                    -                      -                       -
    Real estate -- construction                -                      -                       -
    Consumer                                   5                      2                       -
    Direct financing leases                    2                      -                       -
                                        --------               --------                --------
               Total recoveries               37                     26                       3
                                        --------               --------                --------
Net charge-offs                             (384)                  (159)                    (82)
Provisions for loan and lease
 losses charged to operations              1,262                  1,473                   1,006
                                        --------               --------                --------
Balance of allowance for loan
 and lease losses at end of period      $  5,463               $  4,585                $  4,195
                                        ========               ========                ========
Ratio of net charge-offs to average
 loans and leases (1)                     ( .14%)                ( .06%)                 ( .04%)
Average loans and leases
 outstanding during the period          $376,433               $281,796                $266,215
                                        ========               ========                ========


(1) The ratios for the nine months ended September 30, 2000 and 1999 have been annualized and are not necessarily indicative of the results for the entire year.


Nonperforming Assets

     Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $881,000 as of September 30, 2000, compared with $683,000 as of December 31, 1999 and $538,000 as of September 30, 1999. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                  At September 30,     At December 31,     At September 30,
                                                                       2000                 1999                1999
                                                                  ----------------     ---------------     ----------------
                                                                                    (dollars in thousands)
Nonperforming loans and leases:
   Loans and leases 90 days or more delinquent and still accruing
       interest                                                        $    37               $    49             $    45
   Nonaccrual loans and leases                                             844                   634                 493
                                                                       -------               -------             -------
            Total nonperforming assets                                     881                   683                 538

Real estate acquired by foreclosure                                          -                     -                   -
                                                                       -------               -------             -------
            Total nonperforming assets                                 $   881               $   683             $   538
                                                                       =======               =======             =======
Allowance for loan and lease losses                                    $ 5,463               $ 4,585             $ 4,195
                                                                       =======               =======             =======
Ratio of nonperforming assets to total assets                             0.14%                 0.14%               0.12%

Ratio of nonperforming loans and leases to total loans and leases         0.21                  0.19                0.17

Ratio of allowance for loan and lease losses to total loans and
   leases                                                                 1.32                  1.31                1.36
Ratio of allowance for loan and lease losses to nonperforming loans
   and leases                                                           620.09                671.30              779.74



Liquidity and Capital Resources

     Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general levels of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

     We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $51 million. In addition, the Bank may apply for up to $20 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At September 30, 2000, we had $115.6 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. We also have a $20 million revolving credit line facility with American National Bank and Trust Company of Chicago available for liquidity needs.

     We also use dividends paid by the Bank to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized".

     During the first nine months of 2000, cash and cash equivalents increased by $12.9 million. This increase was primarily the result of $112.0 million in cash provided by financing activities (mainly customer deposits and repurchase agreements, and $20 million of proceeds from the issuance of Trust Preferred Securities). Offsetting this increase was cash used in investing activities of $106.1 million (mainly loan and lease originations and security purchases) and net cash of $7.1 million provided by operating activities.

     During the first nine months of 1999, cash and cash equivalents increased by $5.0 million. This increase was primarily the result of $80.2 million in cash provided by financing activities (mainly customer deposits and repurchase agreements). Offsetting this increase was cash used in investing activities of $81.7 million (mainly loan and lease originations) and net cash of $6.5 million provided by operating activities.


Effects of Inflation and Changing Prices

     The primary impact of inflation on our operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as the Bank are monetary in nature. As a result, the impact of interest rates on a financial institution's performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.


Forward Looking Statements

     The discussion in this report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect our operations, financial performance and other factors as discussed in our filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of our growth strategy, the possible loss of key personnel, factors that could affect our ability to compete in our trade areas, changes in regulations and government policies and other factors discussed in our filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of September 30, 2000, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation S-K as presented in our Prospectus for the offering of 2,000,000 Capital Securities issued by Colorado Business Bankshares Capital Trust I dated June 19, 2000.


Item 5.  Other Information

     On October 24, 2000, we announced that we had entered into a definitive merger agreement with First Capital Bank of Arizona. Pursuant to that agreement, a wholly owned subsidiary of the Parent will merge with and into First Capital Bank, with First Capital Bank as the surviving corporation. After the merger, First Capital Bank will be a wholly owned subsidiary of the Parent. First Capital Bank is a four-year-old business bank headquartered in Phoenix with $104 million in assets and two full-service locations serving small- to medium-sized companies in the Phoenix metropolitan area. Subject to the completion of due diligence and shareholder and regulatory approval, the transaction is expected to be completed in the first quarter of 2001. In the merger, First Capital Bank shareholders will receive shares of our common stock in exchange for their shares of First Capital Bank common stock. The number of shares of our common stock to be received will be determined by a conversion ratio based on the average closing price of our common stock for the 20 trading days ending three trading days prior to the merger. If the average closing price is $14.50 or less, the conversion ratio will be 2.621 shares of our common stock for each share of First Capital Bank common stock. If the average closing price exceeds $14.50, the conversion ratio will be calculated by adding half of the excess to $38.00 and dividing that sum by the average closing price. First Capital Bank can terminate the merger agreement if the average closing price is less than $14.50. Also on October 24, 2000, we filed with the Securities and Exchange Commission, pursuant to Rule 425 of the Securities Act of 1933, as amended, a copy of the press release and employee notice related to the merger.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     10.35 First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.
     27.1   Financial Data Schedule as of September 30, 2000.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COLORADO BUSINESS BANKSHARES, INC.


Date:  November 13, 2000                By:    /s/ Steven Bangert
       ------------------               ---------------------------------------
                                        Steven Bangert, Chief Executive Officer
                                        and Chairman


Date:  November 13, 2000                By:    /s/ Richard J. Dalton
       -----------------                ---------------------------------------
                                        Richard J. Dalton, Executive Vice
                                        President and Chief Financial Officer