Form 10-K
period 2000-12-31
COBIZ INC
filed 2001-04-02
CIK 1028734

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number 000-24445


                                   COBIZ INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                        84-0826324
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

           821 17TH STREET
           DENVER, CO                                      80202
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (303) 293-2265

Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 27, 2001 computed by reference to the closing price on the Nasdaq National Market was $81,219,645.

         The number of shares outstanding of the registrant's sole class of common stock on March 27, 2001 was 8,416,187.

         Documents incorporated by reference: Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2001 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
PART I
Item 1.   Business............................................................................3
Item 2.   Properties.........................................................................23
Item 3.   Legal Proceedings..................................................................23
Item 4.   Submission of Matters to a Vote of Security Holders................................23

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................................23
Item 6.   Selected Financial Data............................................................25
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................26
Item 7A.  Quantitative and Quantitative Disclosures About Market Risk........................36
Item 8.   Financial Statements and Supplementary Data........................................36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................................37

PART III
Item 10.  Directors and  Executive Officers of the Registrant................................37
Item 11.  Executive Compensation.............................................................37
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................37
Item 13.  Certain Relationships and Related Transactions.....................................37

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................38

          Index to Consolidated Financial Statements....................................... F-1

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that describe CoBiz's future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Such risks and uncertainties include, among other things:

         o Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

         o Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses.

         o Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and leases and related expenses.

         o Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

         o Fluctuations in interest rates and market prices could reduce our net interest margins and asset valuations and increase our expenses.

         o The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

         o Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

         o Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

         o Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.

                  In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         CoBiz Inc. ("CoBiz") is a financial holding company headquartered in Denver, Colorado. We were incorporated in Colorado on February 19, 1980 as Equitable Bancorporation, Inc. Our wholly-owned subsidiary Colorado Business Bank, N.A. (the "Bank"), is a full-service business banking institution with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. As of December 31, 2000, we had total assets of $633.1 million, net loans and leases of $444.7 million and deposits of $450.8 million. We provide a broad range of banking products and services, including credit, cash management, investment, deposit and trust products and employee benefits consulting and insurance brokerage services, to our targeted customer base of small- and medium-sized businesses and high net worth individuals. Each of our locations operates as a separate business bank, with significant local decision-making authority. Support functions such as accounting, data processing, bookkeeping, credit administration, loan operations and investment and cash management services are conducted centrally from our downtown Denver office. As a result of this operating approach, we believe that we are well positioned to attract and serve our target customers, combining the elements of personalized service found in community banks with sophisticated banking products and services traditionally offered by larger regional banks. For a discussion of the segments included in our principal activities, see Note 15 of Notes to Consolidated Financial Statements.

         On March 8, 2001, we acquired First Capital Bank of Arizona. The acquisition was structured as a merger between First Capital Bank and a wholly-owned subsidiary we formed to participate in the merger. First Capital Bank shareholders received shares of our common stock in the merger. As a result of the merger, First Capital Bank became our wholly owned subsidiary. First Capital Bank is an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As of December 31, 2000, First Capital Bank had total assets of $106.3 million, net loans of $72.8 million and deposits of $92.1 million. First Capital Bank provides commercial banking services to a targeted customer base of small- and medium-sized businesses and high net worth individuals. Because the acquisition of First Capital Bank was not completed until 2001, the discussion in this report regarding CoBiz's business strategy and market areas served focuses only on the Colorado market. For a discussion of the acquisition and the Arizona market, see "First Capital Bank Acquisition."

BUSINESS STRATEGY

     Our primary strategy is to differentiate ourselves from our competitors by providing our local bank presidents with substantial decision-making authority. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized banking approach. In order to realize our strategic objectives, we are pursuing the following strategies:

     Internal growth. We believe that the Colorado market provides us with significant opportunities for internal growth. The market is currently dominated by a number of large regional and national financial institutions that have acquired Colorado-based banks. We believe that this consolidation has created gaps in the banking industry's ability to serve certain customers in the Denver metropolitan area because small- and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from these large banks. In addition, we believe that these banks often do not satisfy the needs of high net worth individuals who desire personal attention from experienced bankers. Similarly, we believe that many of the remaining independent banks in the region do not provide the sophisticated banking products and services that such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe that we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers. A significant amount of our loan and lease growth to date has resulted from pre-existing customer relationships established by our lending officers and senior management team.

     De novo branching. We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado and other western states. We intend to use Colorado Business Bank -- Boulder as our model for further de novo branching. Colorado Business Bank -- Boulder opened in November 1995 with a staff of three experienced lending officers recruited from the Boulder branch of a large national bank. We began our Boulder operations in a relatively small space in an office building in downtown Boulder, rather than in a traditional, free-standing bank building, thereby substantially decreasing overhead. As a result of the market's acceptance of our business banking model, Colorado Business Bank -- Boulder has grown significantly and relocated to a new larger location. In addition, we added a second Boulder location. As of December 31, 2000, our Boulder locations had an aggregate of $94.7 million in loans and $69.2 million in deposits.

     New product lines. We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, cash management, investment, deposit and trust products to our target customer base. Within the past few years, we have greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans. In addition, we began to offer trust and estate administration services in March 1998, employee benefits consulting in 2000, and we recently introduced insurance brokerage services. We believe that offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe that the fees generated by these services will increase our non-interest income.

     Expanding existing banking relationships. We are normally not a transaction lender and typically require that borrowers enter into a multiple product banking relationship with us, including deposits and cash management services, in connection with the receipt of credit from the Bank. We believe that such relationships provide us with the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional non-interest income. In addition, we believe that this philosophy aids in customer retention.

     Capitalizing on the use of technology. We believe that we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data processing system allows us to provide upgraded Internet banking, expanded cash management products and check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursement, lock box, repurchase agreements and sweep investment accounts. In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies and provide management with the information and analyses necessary to manage our growth effectively.

     Emphasizing high quality customer service. We believe that our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in the Denver metropolitan area. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank's nine locations or simply do not have the time to go to the Bank.

     Maintaining asset quality and controlling interest rate risk. We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan and lease portfolio by a loan review officer who reports directly to the audit committee of our board of directors. As of December 31, 2000, our ratio of nonperforming loans and leases to total loans and leases was 0.10%. In addition, we seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits which also mature or re-price over periods of twelve months or less.

     Achieving efficiencies and economies of scale through centralized administrative and support operations. We seek to maximize operational and support efficiencies in a manner consistent with maintaining high quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations and investment and cash management services, at our downtown Denver office. We believe that this structure allows our bank personnel to focus on customer service and sales strategies adapted to each community that we serve.

     Acquisitions. On March 8, 2001, we completed our acquisition of First Capital Bank of Arizona, our first bank outside the Colorado market area. For a discussion of the acquisition, see "First Capital Bank

Acquisition." We intend to continue to explore acquisitions of financial institutions or financial services entities, including opportunities in Colorado and other western states.

         Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe that, by focusing on individuals who are established in their communities and are experienced in offering sophisticated banking products and services, we enhance our market position and add growth opportunities.

MARKET AREAS SERVED

         Our primary market area is the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas and Jefferson. The Denver metropolitan area enjoyed a 2.2% increase in population from July 1999 to July 2000. This six-county area is one of the fastest growing regions in the nation, helping to make Colorado the third fastest growing state in the United States. Denver's economy is also expanding, posting 5.2% growth in non-farm employment from January 2000 to December 2000. This rapid expansion helped to drive the unemployment rate down to 1.8% at December 2000. Per capita income rose 7.2% between 1996 and 1998, which was the fourth highest per capita income growth rate in the country. Companies with less than 50 employees make up Denver's single largest employment group. The economy has diversified over the years, with significant representation in technology, communications, manufacturing, tourism, transportation and financial services. In June 1999, we expanded in Colorado beyond the Denver metropolitan area by establishing an office, Colorado Business Bank of the Rockies, in Edwards, Colorado, which is located in the rapidly developing Vail valley. We have two locations each in downtown Denver, Boulder and Littleton and one location each in Golden, the Denver Technological Center ("DTC") and the Vail valley. The second downtown Denver location was relocated to a new facility which opened in the second quarter of 2000. The following is selected additional market data regarding the Colorado markets we serve:

o Downtown Denver is the business center of metropolitan Denver.

o Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region.

o The Littleton locations serve a more residential area, including Highlands Ranch, one of the fastest growing communities in the Denver metropolitan area.

o The western metropolitan area served by the Golden location contains a number of newer industrial and office parks.

o The area around DTC features a high concentration of office parks and businesses. A large number of high net worth individuals live and work in the area.

o The Vail valley is anchored by Vail, a prime mountain resort with a vigorous construction market for high-end primary and second homes. Construction activity in this area is fueling growth in other commercial businesses supporting the expanding population base in the market.

LENDING ACTIVITIES

         General. We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing, including both operating and direct financing leases. Our primary lending focus is commercial and real estate lending to small- and medium-sized businesses that have annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $200,000 to $4 million. As of December 31, 2000, substantially all of our outstanding loans and leases were to customers within Colorado. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. As of December 31, 2000, approximately 67% of our loans and leases were at interest rates that float with our base rate or some other reference rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an analysis of the interest rates on our loans.

         Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed monthly by the boards of directors of Colorado Business Bank and CoBiz. The loan and lease portfolio is also monitored regularly by a loan review officer who reports directly to the audit committee of the boards of directors of Colorado Business Bank and CoBiz.

         Composition of Loan and Lease Portfolio. The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

                                                                           At December 31,
                                   ---------------------------------------------------------------------------------------------
                                        2000               1999               1998               1997                1996
                                   ---------------   ----------------   ----------------   -----------------   -----------------
                                    Amount     %      Amount      %       Amount     %       Amount      %      Amount       %
                                   --------  -----   --------   -----   --------   -----   ---------   -----   ---------   -----
                                                                       (Dollars in thousands)
Commercial.....................    $147,111   33.1   $130,428    37.7   $104,745    46.9   $  78,152    47.6   $  58,727    53.0
Real estate - mortgage.........     187,083   42.1    123,341    35.6     56,941    25.5      40,262    24.6      24,491    22.1
Real estate - construction.....      65,851   14.8     53,552    15.5     34,210    15.3      27,786    16.9      19,119    17.3
Consumer.......................      26,466    5.9     21,873     6.3     16,913     7.6      11,732     7.2       8,266     7.5
Direct financing leases - net..      24,087    5.4     21,485     6.2     13,741     6.2       8,407     5.1       1,805     1.6
                                   --------  -----   --------   -----   --------   -----   ---------   -----   ---------   -----
Loans and leases...............    $450,598  101.3   $350,679   101.3   $226,550   101.5   $ 166,339   101.4   $ 112,408   101.5
Less allowance for loan and
lease losses...................      (5,860)  (1.3)    (4,585)   (1.3)    (3,271)   (1.5)     (2,248)   (1.4)     (1,660)   (1.5)
                                   --------  -----   --------   -----   --------   -----   ---------   -----   ---------   -----
Net loans and leases...........    $444,738  100.0   $346,094   100.0   $223,279   100.0   $ 164,091   100.0   $ 110,748   100.0
                                   ========  =====   ========   =====   ========   =====   =========   =====   =========   =====



         Under federal law, the aggregate amount of loans that we may make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan and lease losses. As of December 31, 2000, our individual legal lending limit was $9.9 million. Our board of directors has established an internal lending limit of $5.7 million. To accommodate customers whose financing needs exceed our internal lending limits, and to address portfolio concentration concerns, we sell loan participations to outside participants, including HR Financial, an entity controlled by Howard R.

Ross, a member of our board of directors. See "Certain Relationships and Related Transactions." At December 31, 2000, 1999 and 1998, the outstanding balances of loan participations sold by us were $18.9 million, $17.6 million and $14.8 million, respectively. We have retained servicing rights on all loan participations sold. As of December 31, 2000, we had loan participations purchased from other banks totaling $6.9 million. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

         In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.

         Commercial Loans. Commercial lending consists of loans to small- and medium-sized businesses in a wide variety of industries. The Bank's areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers and business services companies. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

         Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to fifteen years. The Bank's underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us. We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

         The primary risks of real estate mortgage loans include the borrower's inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. We do not actively seek permanent mortgage loans for our own portfolio, but, rather, syndicate such loans to other financial institutions. However, for those permanent mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 15 years or less.

         Real Estate Construction Loans. We originate loans to finance construction projects involving one-to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require that a permanent financing commitment be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of the loan be no more than 75% of the appraised value of the completed construction project. Values are determined only by approved independent appraisers.

         We also originate loans to finance the construction of multi-family, office, industrial and tax credit projects. These projects are predominantly owned by the user of the property or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined only by approved independent appraisers.

         We selectively provide loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with us. For this category of loans, our underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined only by approved independent appraisers.

         Consumer Loans. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, management of business banking customers often work with the same loan officer who handles their business banking relationships.

         Direct Financing Leases. We provide lease financing as a complement to our other lending services. These leases are structured as either operating or direct financing leases, under which we retain title to the leased assets as security for payment. Only direct financing leases are included in our loan and lease portfolio. Operating leases are reported as investment in operating leases.

NONPERFORMING ASSETS

         Our nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. The following table sets forth information with respect to these assets at the dates indicated.

                                                                             At December 31,
                                                         -----------------------------------------------------
                                                            2000       1999       1998       1997       1996
                                                         ---------  ---------  ---------  ---------  ---------
                                                                          (Dollars in thousands)
Nonperforming loans and leases:
   Loans and leases 90 days or more delinquent
      and still accruing interest .....................  $      37  $      49  $       4  $      --  $      --
   Nonaccrual loans and leases ........................        431        634        125        470        234
   Restructured loans and leases ......................         --         --        338        341        348
                                                         ---------  ---------  ---------  ---------  ---------
       Total nonperforming loans and leases ...........        468        683        467        811        582
Real estate acquired by foreclosure ...................         --         --         --         --        109
                                                         ---------  ---------  ---------  ---------  ---------
       Total nonperforming assets .....................  $     468  $     683  $     467  $     811  $     691
                                                         =========  =========  =========  =========  =========
Allowance for loan and lease losses ...................  $   5,860  $   4,585  $   3,271  $   2,248  $   1,660
                                                         =========  =========  =========  =========  =========
Ratio of nonperforming assets to total assets .........     0.07 %     0.14 %     0.13 %     0.31 %     0.36 %
Ratio of nonperforming loans and leases to total
    loans and leases ..................................       0.10       0.19       0.21       0.49       0.52
Ratio of allowance for loan and lease losses to
    total loans and leases ............................       1.30       1.31       1.44       1.35       1.48
Ratio of allowance for loan and lease losses to
    nonperforming loans and leases ....................   1,252.14     671.30     700.43     277.19     285.22

         Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due. When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings. Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2000, 1999 and 1998 if our nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in our net income for such periods, was not material. Real estate acquired by foreclosure includes deeds acquired under agreements with delinquent borrowers. Real estate acquired by foreclosure is appraised annually and is carried at the lesser of fair market value less anticipated closing costs or the balance of the related loan. As of December 31, 2000, we did not own any real estate acquired in foreclosure proceedings or under agreements with delinquent borrowers. In addition to the nonperforming assets described above, at December 31, 2000, we had 47 loan and lease relationships considered by management to be potential problem loans or leases, with outstanding principal totaling approximately $6.6 million. A potential problem loan or lease is one as to which management has concerns about the borrower's future performance under the terms of the loan or lease contract. For our protection, management monitors these loans and leases closely. These loans and leases are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan or lease being classified as nonperforming. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

         Analysis of Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The allowance for loan and lease losses is maintained at a level considered adequate to provide for loan and lease losses, based on various factors affecting the loan and lease portfolio, including a review of problem loans and leases, business conditions, historical loss experience, evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans and leases charged off, net of recoveries. The following table sets forth information regarding changes in our allowance for loan and lease losses for the periods indicated.

                                                                For the year ended December 31,
                                                -------------------------------------------------------------
                                                   2000         1999         1998         1997         1996
                                                ---------    ---------    ---------    ---------    ---------
                                                                     (Dollars in thousands)
Balance of allowance for loan and lease
      losses at beginning of period.........    $   4,585    $   3,271    $   2,248    $   1,660    $   1,392
                                                ---------    ---------    ---------    ---------    ---------
Charge-offs:
    Commercial..............................         (189)        (100)        (200)        (356)        (275)
    Real estate-- mortgage..................          (16)          --           --           --           --
    Real estate-- construction..............           --           (5)          --           --          (47)
    Consumer................................          (67)         (80)         (32)         (38)          (6)
    Direct financing leases.................         (225)          --           (4)          --           --
                                                ---------    ---------    ---------    ---------    ---------
       Total charge-offs....................         (497)        (185)        (236)        (394)        (328)
                                                ---------    ---------    ---------    ---------    ---------
Recoveries:
    Commercial..............................           37           24           66            6           61
    Real estate-- mortgage..................           --           --           --           --           --
    Real estate-- construction..............           --           --           --           --           39
    Consumer................................           20            2            5           27            3
    Direct financing leases.................            2           --           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
       Total recoveries.....................           59           26           71           33          103
                                                ---------    ---------    ---------    ---------    ---------
Net charge-offs.............................         (438)        (159)        (165)        (361)        (225)
Provisions for loan and lease losses
     charged to operations..................        1,713        1,473        1,188          949          493
                                                ---------    ---------    ---------    ---------    ---------
Balance of allowance for loan and lease
     losses at end of period................    $   5,860    $   4,585    $   3,271    $   2,248    $   1,660
                                                =========    =========    =========    =========    =========
Ratio of net charge-offs to average
     loans and leases.......................         (.11%)       (.06%)       (.08%)       (.26%)       (.23%)
Average loans and leases outstanding
     during the period......................    $ 390,063    $ 281,796    $ 197,851    $ 138,787    $  98,075


         Additions to the allowance for loan and lease losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan and lease portfolio. Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period and current and anticipated economic conditions. At December 31, 2000, the allowance for loan and lease losses equaled 1.30% of total loans and leases. Federal regulatory agencies, as part of their examination process, review our loans and leases and allowance for loan and lease losses. We believe that our allowance for loan and lease losses is adequate to cover anticipated loan and lease losses. However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank's loan and lease portfolio in the future, may request the Bank to increase such allowance. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and lease losses will not exceed the allowance for loan and lease losses.

         The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular categories of loans or leases.

                                                               At December 31,
                             --------------------------------------------------------------------------------
                                       2000                        1999                        1998
                             ------------------------    ------------------------    ------------------------
                                           Loans in                    Loans in                    Loans in
                                           category                    category                    category
                                             as a                       as a                        as a
                              Amount of    % of total     Amount of   % of total      Amount of   % of total
                              allowance   gross loans     allowance   gross loans     allowance   gross loans
                             ----------   -----------    ----------   -----------    ----------   -----------
                                                            (Dollars in thousands)
Commercial................   $    1,536          32.6%   $    1,120          37.2%   $      832          46.2%
Real estate-mortgage......        1,102          41.6           728          35.2           522          25.1
Real estate-construction..          572          14.6           284          15.3           508          15.1
Consumer..................          210           5.9           233           6.2            99           7.5
Direct financing leases...          215           5.3           183           6.1           243           6.1
Unallocated...............        2,225            --         2,037            --         1,067            --
                             ----------    ----------    ----------    ----------    ----------    ----------
Total.....................   $    5,860         100.0%   $    4,585         100.0%   $    3,271         100.0%
                             ==========    ==========    ==========    ==========    ==========    ==========

                                                At December 31,
                             ----------------------------------------------------
                                       1997                        1996
                             ------------------------    ------------------------
                                           Loans in                    Loans in
                                           category                    category
                                             as a                        as a
                              Amount of    % of total     Amount of    % of total
                              allowance   gross loans     allowance   gross loans
                             ----------   -----------    ----------   -----------
                                            (Dollars in thousands)
Commercial.................  $      811          47.0%   $      510          52.2%
Real estate-mortgage.......         296          24.2           189          21.8
Real estate-construction...         318          16.7           237          17.0
Consumer...................          73           7.0            51           7.4
Direct financing leases....          --           5.1            --           1.6
Unallocated................         750            --           673            --
                             ----------    ----------    ----------    ----------
Total......................  $    2,248         100.0%   $    1,660         100.0%
                             ==========    ==========    ==========    ==========

         The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans or leases for which no specific allocation has been estimated. Management attempts to quantify, on a quarterly basis, unidentified loss exposure in our portfolio overall. We continually analyze historical loss/trends in assessing the unallocated portion of the allowance. General economic conditions and commercial trends influence the level of the unallocated portion of the allowance, as well as growth of the loan and lease portfolio. We also specifically monitor concentrations of real estate and large credits. We believe that any allocation of the allowance into categories creates an appearance of precision that does not exist. The allocation table should not be interpreted as an indication of the specific amounts, by loan or lease classification, to be charged to the allowance. We believe that the table is a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan and lease loss ratios to both internally classified loans and leases and the portfolio as a whole in determining the allocation. The allowance is utilized as a single unallocated allowance available for all loans and leases.

INVESTMENTS

         Our investment portfolio is comprised of securities rated "A" or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one- to seven-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency securities. Since November 1994, we have invested primarily in mortgage-backed securities that reprice annually. Our investment strategies are reviewed at the meetings of the asset and liability management committee.

         Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

o Maximize safety and soundness.

o Provide adequate liquidity.

o Maximize rate of return within the constraints of applicable liquidity requirements.

o Complement asset/liability management strategies.

         The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

                                                                   At December 31,
                                                          ----------------------------------
                                                             2000        1999         1998
                                                          ----------  ----------  ----------
                                                                 (Dollars in thousands)
U.S. Treasury and U.S. government agency securities.....  $    8,991  $   11,884  $   17,764
Mortgage-backed securities..............................     132,266      94,393      87,104
State and municipal bonds...............................       1,009         799         965
Federal Reserve and FHLB stock..........................       3,168       2,455       1,961
Other investments.......................................         650         390         143
                                                          ----------  ----------  ----------
Total...................................................  $  146,084  $  109,921  $  107,937
                                                          ==========  ==========  ==========


         The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2000.

                                                    Maturity or Repricing
                        -----------------------------------------------------------------------------------
                            Within 1 year        1 - 5 years          5 - 10 years         Over 10 years      Total book value
                        -------------------  -------------------  --------------------  -------------------  --------------------
                         Amount    Yield (1)  Amount    Yield (1)  Amount    Yield (1)   Amount   Yield (1)   Amount    Yield (1)
                        --------   --------  --------   --------  --------   ---------  --------  ---------  --------   ---------
                                                                   (Dollars in thousands)
U.S. Treasury and U.S.
   government agency
   securities.........  $  1,850      6.18%  $     --        --   $     --        --   $  7,141      6.38%  $  8,991      6.34%
Mortgage-backed
     securities.......   100,141      7.24      7,940      5.83%    13,546      5.50%    10,639      7.00    132,266      6.96
State and municipal
     bonds............        --        --         --        --        309      6.68        700      7.43      1,009      7.20
Federal Reserve and
     FHLB stock.......        --        --         --        --         --        --      3,168      7.63      3,168      7.63
Other investments.....        --        --        650     16.79         --        --         --        --        650     16.79
                        --------             --------             --------             --------             --------
      Total...........  $101,991      7.22   $  8,590      6.66   $ 13,855      5.53   $ 21,648      6.90   $146,084      6.98
                        ========             ========             ========             ========             ========

(1) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.


DEPOSITS

         Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. At December 31, 2000, $131.2 million, or 29%, of our deposits were noninterest-bearing deposits. We believe that we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance that we will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. We have not actively sought brokered deposits and do not currently intend to do so. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

                                                                   For the year ended December 31,
                                          -----------------------------------------------------------------------------------
                                                   2000                         1999                       1998
                                          -------------------------   --------------------------    -------------------------
                                                        Weighted                      Weighted                     Weighted
                                           Average       average        Average       average       Average        average
                                           balance    interest rate     balance    interest rate    balance      interest rate
                                          ----------  -------------   -----------  -------------    --------     ------------
                                                                      (Dollars in thousands)
NOW and money market accounts...........  $  172,976        4.18%       $  122,688        3.30%       $   85,558        3.31%
Savings.................................       5,821        2.20             6,546        2.22             6,227        2.59
Certificates of deposit
    under $100,000......................      25,654        5.77            25,950        5.09            21,507        5.42
Certificates of deposit
    $100,000 and over...................     105,292        6.04            64,844        5.15            47,453        5.60
                                          ----------                    ----------                    ----------
      Total interest-bearing deposits...     309,743        4.91           220,028        4.02           160,745        4.24
Noninterest-bearing demand deposits.....     117,690          --           101,793          --            76,223          --
                                          ----------                    ----------                    ----------
      Total deposits....................  $  427,433        3.55        $  321,821        2.75        $  236,968        2.87
                                          ==========                    ==========                    ==========


         Maturities of certificates of deposit of $100,000 and more are as follows:

                                                 At December 31, 2000
                                                ---------------------
Remaining maturity                              (Dollars in thousands)
- ------------------
Less than three months.......................       $   65,098
Three months up to six months................           21,227
Six months up to one year....................           18,760
One year and over............................            4,421
                                                    ----------
   Total.....................................       $  109,506
                                                    ==========




SHORT-TERM BORROWINGS

         Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 60 days, and advances from the Federal Home Loan Bank of Topeka ("FHLB-Topeka"). The following table sets forth information relating to our short-term borrowings.

                                                                                  At or for the year
                                                                                  ended December 31,
                                                                        ------------------------------------
                                                                           2000         1999         1998
                                                                        ----------   ----------   ----------
                                                                           (Dollars in thousands)
Federal funds purchased
      Balance at end of period.......................................   $   10,400   $    1,300   $    3,500
      Average balance outstanding for the period.....................        2,808        4,403        4,956
      Maximum amount outstanding at any month end during the period..       11,320       13,000       17,000
      Weighted average interest rate for the period..................         6.77%        5.40%        5.54%
      Weighted average interest rate at period end...................         6.69         4.00         5.06
Securities sold under agreement to repurchase
      Balance at end of period.......................................   $   65,827   $   33,053   $   24,956
      Average balance outstanding for the period.....................       47,876       40,421       18,811
      Maximum amount outstanding at any month end during the period..       68,306       51,982       24,956
      Weighted average interest rate for the period..................         5.54%        4.41%        4.72%
      Weighted average interest rate at period end...................         5.64         4.53         3.31
FHLB advances
      Balance at end of period.......................................   $   35,840   $   30,980   $   26,120
      Average balance outstanding for the period.....................       21,994       18,041        4,626
      Maximum amount outstanding at any month end during the period..       45,840       32,050       26,120
      Weighted average interest rate for the period..................         6.49%        5.48%        6.07%
      Weighted average interest rate at period end...................         6.53         5.88         5.47

COMPETITION

         The banking business in the Denver metropolitan area is highly competitive and is currently dominated by a number of large regional financial institutions, including U.S. Bancorp, Inc., Banc One Corporation, Zions Bancorporation, KeyCorp and Wells Fargo & Company. In addition to these regional banks, there are a number of community banks that operate in the area, including, Guaranty Bank and Trust Company, Colorado State Bank & Trust, FirstBank Holding Company of Colorado and Union Bank and Trust. We compete for loans and deposits with other commercial banks (including those listed above), savings and loan associations, finance companies, credit unions and mortgage bankers. In addition to the traditional financial institutions, we also compete for loans with brokerage and investment banking companies, nonfinancial institutions, including retail stores that maintain their own credit programs, and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

         By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, many of our competitors have substantially greater capital resources and lending limits than we do and perform other functions that we offer only through correspondents. Interstate banking is permitted in Colorado, and, since January 1, 1997, unlimited state-wide branch banking is permitted. As a result, we may experience greater competition in our primary service areas. Our business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized banks and thrift holding companies.

EMPLOYEES

         As of February 28, 2001, we had 170 employees, including 164 full-time employees. No Company employee is covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

SUPERVISION AND REGULATION

         CoBiz and the Bank are extensively regulated under federal and Colorado law. These laws and regulations are primarily intended to protect depositors and federal deposit insurance funds, not shareholders of CoBiz. The following information summarizes certain material statutes and regulations affecting CoBiz and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of CoBiz and the Bank. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

         THE HOLDING COMPANY

         General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). CoBiz is required to file an annual report with the FRB and such other reports as the FRB may require pursuant to the BHCA.

         Acquisitions. As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the "CRA"). See "-- The Bank -- Community Reinvestment Act" below.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "1994 Act"), which became effective September 29, 1995, displaces state laws governing interstate bank acquisitions. Under the 1994 Act, a financial or bank holding company may, subject to some limitations, acquire a bank outside of its home state without regard to local law. Thus, an out-of-state holding company could acquire the Bank, and we could acquire a bank outside of Colorado.

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

         The 1994 Act also permits bank subsidiaries of a financial or bank holding company to act as agents for affiliated institutions by receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans. As a result, a relatively small Colorado bank owned by an out-of-state holding company could make available to customers in Colorado some of the services of a larger affiliated institution located in another state.

         The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. Effective March 11, 2000, a bank holding company can qualify as a "financial holding company" and expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB. CoBiz has qualified as a financial holding company.

         Capital Adequacy. The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $150 million by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company's Tier 1 capital divided by its average total consolidated assets. The minimum required leverage ratio for top-rated bank holding companies is 3%, but most companies are required to maintain an additional cushion of at least 100 to 200 basis points.

         The table below sets forth the Company's ratios at December 31, 2000 of
(i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

                                             At December 31, 2000
                                             --------------------
                                                          Minimum
Ratio                                        Actual      required
- -----                                        ------      --------
Total capital to risk-weighted assets         14.0%         8.0%
Tier I capital to risk-weighted assets        11.9%         4.0%
Tier I leverage ratio                          9.2%         4.0%


         Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become "undercapitalized" as defined in the FDICIA and the regulations thereunder. See "-- The Bank -- Capital Adequacy." Our maximum liability under any such guarantee would be the lesser of 5% of the Bank's total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the "source of strength doctrine," which requires such holding companies to serve as a source of "financial and managerial" strength to their subsidiary banks.

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

         THE BANK

         General. The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC (the "FDIC"), and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB's supervisory authority over CoBiz can also affect the Bank.

         Branching. In Colorado, since January 1, 1997, no limitations are placed on the number of branches a bank may establish, and any bank which has had its charter approved or conditionally or preliminarily approved on or after April 1, 1991, may, upon 30 days' written notice to the Colorado banking board, be converted to a branch of any bank.

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

         Section 23B of the Federal Reserve Act requires that certain transactions between the Bank and any affiliate must be on substantially the same terms, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with, or involving, non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. The aggregate amount of the Bank's loans to its officers, directors and principal shareholders (or their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

         A violation of the restrictions of Section 23A or Section 23B of the Federal Reserve Act may result in the assessment of civil monetary penalties against the Bank or a person participating in the conduct of the affairs of the Bank or the imposition of an order to cease and desist such violation.

         Dividend Restrictions. Dividends paid by the Bank are expected to provide substantially all of our cash flow. The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." See "-- The Bank -- Capital Adequacy."

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

          The following table sets forth the capital ratios of the Bank at December 31, 2000.


                                              At December 31, 2000
                                             ---------------------
                                                          Minimum
Ratio                                        Actual      required
- -----                                        ------      --------
Total capital to risk-weighted assets         13.5%         8.0%
Tier I capital to risk-weighted assets        12.3%         4.0%
Tier I leverage ratio                          9.8%         4.0%



         Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, as of December 31, 2000, the Bank was well capitalized, which classification places no significant restrictions on the Bank's activities.

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

         Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate. The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices. The guidelines establish loan to value ratio limitations on real estate loans, which are equal to or higher than the loan to value limitations established by CoBiz.

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

         The laws and regulations affecting banks and financial or bank holding companies have changed significantly in recent years, and there is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. In particular, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking industry to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized financial or bank holding companies. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

         MONETARY POLICY

         The monetary policy of the FRB has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. FRB monetary policies have materially affected the operations of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of CoBiz and its subsidiaries cannot be predicted.

FIRST CAPITAL BANK ACQUISITION

         On March 8, 2001, we completed our acquisition of First Capital Bank of Arizona. The acquisition was structured as a merger between First Capital Bank and a wholly-owned subsidiary we formed to participate in the merger. As a result of the merger, First Capital Bank became our wholly owned subsidiary.

         First Capital Bank serves the Phoenix, Arizona metropolitan area, which is located principally in Maricopa County. More than half of Arizona's population resides in Maricopa County, which includes the cities of Phoenix, Tempe, Mesa, Scottsdale, Glendale, Chandler and Peoria. According to U.S. Census data, Arizona is the second fastest growing state in the nation. Arizona experienced a population growth rate of 30.4% between 1990 and 1999 as compared to the national growth rate of 9.6% during the same period. Maricopa County had a total population of approximately 2.9 million at the end of 1999. The area experienced an increase of approximately 78,000 people from 1998 to 1999. Arizona's economic sectors include trade, manufacturing, mining, agriculture, construction and tourism, with services constituting the largest economic sector. According to statistics published by the Arizona Department of Commerce, Arizona has attracted high-technology industries which have a total economic impact of $33 billion in the state, representing nearly 56% of all manufacturing employment. As of August 2000, the unemployment rate was 4.0%.

         The First Capital Bank acquisition represents the first step in implementing our strategy for expansion into geographic markets outside Colorado. The Phoenix market was selected because it is similar to the Denver market in many ways, with a strong economy and rapidly growing population and a concentration of small- to medium-sized businesses and high net worth individuals. First Capital Bank was selected because CoBiz and First Capital Bank have very similar target customer bases and approaches to serving those target customers. The acquisition of First Capital Bank gives CoBiz the platform to execute its successful branching strategy in Arizona, opening new bank locations led by experienced local bankers. CoBiz intends to grow First Capital Bank by offering CoBiz's expanded range of products and services to First Capital Bank's customers, by expanding First Capital Bank's marketing programs and by opening additional branches in the Phoenix area.

         First Capital Bank shareholders received shares of our common stock in the merger. The exchange ratio was based on the average closing price of our common stock for the 20 trading days ending three trading days prior to the merger. The average closing price of our common stock during that period was $17.41, which resulted in an exchange ratio of 2.266 shares of our common stock for each share of First Capital Bank common stock. At that ratio, a total of approximately 1,653,258 shares of our common stock were issuable in the merger, subject to adjustment for fractional shares. The former shareholders of First Capital Bank owned approximately 19.65% of the issued and outstanding shares of our common stock immediately after the merger.

         The following table sets forth selected financial data of First Capital Bank for and as of the end of each of the years in the five-year period ended December 31, 2000. Such data are derived from First Capital Bank's audited financial statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

                                                            At or for the year ended December 31,
                                          -----------------------------------------------------------------------
                                              2000           1999           1998           1997         1996(1)
                                          ------------   ------------  ------------   ------------   ------------
                                                    (Dollars in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Interest income.........................  $      8,328   $      6,301  $      4,366   $      2,182   $        221
Interest expense........................         4,030          2,796         1,854            818             70
                                          ------------   ------------  ------------   ------------   ------------
Net interest income.....................         4,298          3,505         2,512          1,364            151
Provision for loan losses...............           373            179           155            201             50
                                          ------------   ------------  ------------   ------------   ------------
Net interest income after provision for
    loan losses.........................         3,925          3,326         2,357          1,163            101
Noninterest income......................           312            352           201            132             40
Noninterest expense.....................         2,325          2,408         2,082          1,287            453
                                          ------------   ------------  ------------   ------------   ------------
Pre-tax income (loss)...................         1,912          1,270           476              8           (312)
Provision for income taxes..............           721            459            52             --             --
Cumulative effect of accounting change
    for organizational costs............            --             --           (45)            --             --
                                          ------------   ------------  ------------   ------------   ------------
      Net income (loss).................  $      1,191   $        811  $        379   $          8   $       (312)
                                          ============   ============  ============   ============   ============
      Earnings per share - basic (2)....  $       1.63   $       1.11  $       0.52   $       0.02   $      (0.65)
                                          ============   ============  ============   ============   ============
      Earnings per share - diluted (2)..  $       1.54   $       1.07  $       0.51   $       0.02   $      (0.65)
                                          ============   ============  ============   ============   ============

BALANCE SHEET DATA:
Total assets............................  $    106,314   $     86,430  $     67,159   $     38,251   $     13,360
Investments.............................        20,482         16,716        13,244             --             --
Loans...................................        73,865         63,211        43,467         27,870          5,008
Allowance for loan losses...............           959            586           407            251             50
Deposits................................        91,790         74,984        57,626         29,249          8,119
Common shareholders' equity.............        11,401          9,928         9,407          8,962          5,231

KEY RATIOS:
Return on average total assets..........          1.25%        1.04 %        0.72 %         0.03 %       (8.06 )%
Return on average shareholders' equity..         11.95           8.44          4.12           0.13         (14.00)
Average common equity to average assets.         10.42          12.31         17.57          24.95          57.57
Net interest margin (3).................          4.74           4.80          5.15           5.63           5.89
Efficiency ratio (4)....................         50.44          64.50         78.70          86.00         237.20
Nonperforming assets to total assets....            --             --            --             --             --
Nonperforming loans to total loans (5)..            --             --            --             --             --
Allowance for loan losses to total loans          1.30           0.94          0.95           0.91           1.00
Allowance for loan losses to
    nonperforming loans (5).............            --             --            --             --             --
Net charge-offs to average loans (5)....            --             --            --             --             --

(1) The information presented represents a partial year. First Capital Bank commenced operations on August 7, 1996. Key ratios were computed after annualizing this five-month operational period.

(2)      Restated for a 5% stock dividend paid in the second quarter of 2000.

(3) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(4) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding nonrecurring gains.

(5) First Capital Bank did not have any nonperforming loans or other real estate owned at the end of the periods disclosed, and has not had any charge-offs since it began operations in 1996. A nonperforming loan is defined as a loan that is placed on nonaccrual status, a troubled debt restructuring, or a loan greater than 90 days pas due as to principal and/or interest payment.

ITEM 2.  PROPERTIES

         As of March 28, 2001, we had nine banking locations and one leasing office in Colorado. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202. We lease our executive offices from Kesef, LLC ("Kesef"), an entity owned by certain directors of CoBiz and the Bank. See "Certain Relationships and Related Transactions" under Item 13 of Part III. The term of the lease expires in 2009. CoBiz leases all of its facilities. The following table sets forth specific information on each location.

                                                                                    Lease
Location           Address                                                       Expiration
- --------           -----------------------------------------------------         ----------
Denver             821 Seventeenth Street, Denver, Colorado, 80202                  2009
Tremont            1275 Tremont, Denver, Colorado, 80202                            2014
Littleton          101 West Mineral Avenue, Littleton, Colorado, 80120              2005
Prince             2409 West Main Street, Littleton, Colorado, 80120                2004
Boulder            2025 Pearl Street, Boulder, Colorado 80302                       2009
Boulder North      2550 North Broadway, Boulder, Colorado 80302                     2004
West Metro         15710 West Colfax Avenue, Golden, Colorado 80401                 2004
DTC                8400 East Prentice Avenue, Englewood, Colorado 80111             2003
Rockies            439 Edwards Access Road, Edwards, Colorado, 81632                2004
Leasing office     999 Eighteenth Street, Suite 2400, Denver, Colorado, 80202       2001

         All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms. First Capital Bank of Arizona has two banking locations. It leases it main location in Phoenix, Arizona and owns its branch in Surprise, Arizona.


ITEM 3.  LEGAL PROCEEDINGS

         Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to our business are brought against, or by, us. We believe that the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of CoBiz.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of CoBiz is traded on the Nasdaq Stock Market under the symbol "COBZ". At March 27, 2001, there were approximately 461 shareholders of record of CoBiz Common Stock, including the First Capital Bank shareholders who became our shareholders when we acquired First Capital Bank on March 8, 2001. Prior to June 18, 1998, there was no public market for our Common Stock.

         The following table presents the range of high and low closing sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Stock Market and the per-share dividends declared in each quarter during that period.


                                                                                  Cash
                                                                                dividends
                                                        High          Low       declared
                                                        ----          ---       ---------
                        1999:
                            First quarter               13.063       11.000           --
                            Second quarter              12.375       10.500           --
                            Third quarter               13.438       10.750         0.05
                            Fourth quarter              14.875       11.125         0.05
                        2000:
                            First quarter               14.375       12.125         0.05
                            Second quarter              14.000       12.500         0.05
                            Third quarter               17.000       12.938         0.06
                            Fourth quarter              17.875       15.875         0.06



         The timing and amount of future dividends are at the discretion of the board of directors of CoBiz and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of CoBiz and its subsidiaries, the amount of cash dividends paid to CoBiz by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the board of directors of CoBiz. The board of directors of CoBiz anticipates that it will continue to pay quarterly dividends in amounts determined based on the factors discussed above. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings. See "Supervision and Regulation
- -- The Bank -- Dividend Restrictions" included under Item 1 of Part I.

         On the dates listed below, CoBiz issued the following numbers of shares of its Common Stock to five employees upon exercise of options issued under its Incentive Stock Option Plan at prices ranging from $2.33 to $13.00 per share, for an aggregate purchase price of $85,767:

               Date                     Shares of Common Stock issued
         -------------------            -----------------------------
         January 18, 2000                          9,425
         January 21, 2000                         18,850
         February 28, 2000                         2,356
         September 28, 2000                        1,057
         November 30, 2000                         1,550

     The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA


                                                              At or for the year ended December 31,
                                             -------------------------------------------------------------------------
                                                 2000           1999           1998            1997           1996
                                             ------------    -----------    -----------    ------------    -----------
                                                           (Dollars in thousands, except per share data)
STATEMENT OF INCOME DATA:
Interest income............................  $     46,573    $    32,409    $    23,899    $     18,147    $    13,711
Interest expense...........................        20,510         11,854          8,577           7,016          5,323
                                             ------------    -----------    -----------    ------------    -----------
Net interest income........................        26,063         20,555         15,322          11,131          8,388
Provision for loan and lease losses........         1,713          1,473          1,188             949            493
                                             ------------    -----------    -----------    ------------    -----------
Net interest income after provision for
   loan and lease losses...................        24,350         19,082         14,134          10,182          7,895
Noninterest income.........................         4,721          4,610          4,246           3,303          1,794
Noninterest expense........................        17,816         15,771         13,133          10,387          7,827
                                             ------------    -----------    -----------    ------------    -----------
Income before taxes........................        11,255          7,921          5,247           3,098          1,862
Provision for income taxes.................         4,503          3,002          2,031           1,245            762
                                             ------------    -----------    -----------    ------------    -----------
     Net income............................  $      6,752    $     4,919    $     3,216    $      1,853    $     1,100
                                             ============    ===========    ===========    ============    ===========
     Earnings per share - basic............  $       1.01    $      0.74    $      0.53    $       0.37    $      0.29
                                             ============    ===========    ===========    ============    ===========
     Earnings per share - diluted..........  $       0.98    $      0.72    $      0.51    $       0.36    $      0.29
                                             ============    ===========    ===========    ============    ===========
     Cash dividends declared per common
        share..............................  $       0.22    $      0.10             --              --             --
                                             ============    ===========    ===========    ============    ===========
BALANCE SHEET DATA:
Total assets...............................  $    633,063    $   492,009    $   366,550    $    264,059    $   190,645
Total investments..........................       146,084        109,921        107,937          58,784         57,571
Loans and leases...........................       450,598        350,679        226,550         166,339        112,408
Allowance for loan and lease losses........         5,860          4,585          3,271           2,248          1,660
Deposits...................................       450,777        383,329        273,028         221,058        155,310
Company obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding
   solely subordinated debentures..........        20,000             --             --              --             --
Preferred shareholders' equity.............            --             --             --           1,500             --
Common shareholders' equity................        47,087         40,351         37,172          15,925         10,189

KEY RATIOS:
Return on average total assets.............          1.21 %         1.15  %        1.08  %         0.83  %        0.64 %
Return on average common shareholders'
   equity..................................         15.58          12.67          11.80           12.21          11.47
Dividend payout ratio......................         21.78          13.51              -               -              -
Average common equity to average assets....          7.78           9.11           9.10            6.35           5.54
Net interest margin (1)....................          5.05           5.28           5.71            5.52           5.46
Efficiency ratio (2).......................         58.20          62.94          67.78           72.32          76.87
Nonperforming assets to total assets.......          0.07           0.14           0.13            0.31           0.36
Nonperforming loans and leases to total
   loans and leases........................          0.10           0.19           0.21            0.49           0.52
Allowance for loan and lease losses to
   total loans and leases..................          1.30           1.31           1.44            1.35           1.48
Allowance for loan and lease losses to
   nonperforming loans and leases..........      1,252.14         671.30         700.40          277.19         285.22
Net charge-offs to average loans and leases          0.11           0.06           0.08            0.26           0.23

(1) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(2) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan and lease losses and noninterest income, excluding nonrecurring gains.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         CoBiz was acquired by a group of private investors in September 1994. In March 1997, we completed a private placement of 1,102,725 shares of common stock at a price of $3.61 per share, for net proceeds of approximately $4.0 million, which we used to fund our continuing growth. We completed the initial public offering of our common stock in June 1998. We sold a total of 1,610,000 shares of common stock at $12.00 per share yielding net proceeds of $17.5 million, after deducting underwriting commissions and other expenses.

         On June 19, 2000, we issued 30-year capital trust preferred securities in the aggregate amount of $20,000,000. The trust preferred securities bear a cumulative fixed interest rate of 10% per annum and mature on June 30, 2030. Interest distributions are payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, our ability to pay dividends on our common shares will be restricted. Subject to approval by the FRB, the trust preferred securities may be redeemed prior to maturity at our option on or after June 30, 2005. Portions of the trust preferred securities qualify as Tier I capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $1 million were capitalized and are being amortized over five years to noninterest expense using the straight-line method.

         Our management has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe that our compensation policies, which include the granting of options to purchase common stock to many employees, have highly motivated our employees and have enhanced our ability to maintain customer loyalty and generate earnings. While we will continue to add personnel to lead new growth initiatives, including middle management, we believe that our senior management and systems infrastructure are adequate to support our anticipated growth without incurring proportionate increases in general, administrative and other noninterest expenses.

         From December 31, 1995 to December 31, 2000, our shareholders' equity increased 418%, from $9.1 million to $47.1 million. During that same time period, our outstanding loans and leases (net) increased 409%, from $87.3 million to $444.7 million. This increase has primarily been the result of our focus on local relationship banking and commercial lending to small- and medium-sized businesses and high net worth individuals. In addition, we have emphasized building and maintaining asset quality through our credit underwriting and monitoring process. Nonperforming assets have ranged from 0.07% to 0.58% of total assets during this period. We have maintained asset quality, while continuing to build our allowance for loan and lease losses. Our allowance for loan and lease losses increased 321%, from $1.4 million as of December 31, 1995 to $5.9 million as of December 31, 2000.

         This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K beginning on page F- 1. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements. For a discussion of the segments included in our principal activities, see Note 15 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

DECEMBER 31, 2000, COMPARED TO DECEMBER 31, 1999

         Our total assets increased by $141.1 million to $633.1 million as of December 31, 2000, from $492.0 million as of December 31, 1999. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $98.6 million, from $346.1 million at December 31, 1999, to $444.7 million as of December 31, 2000. Total investments were $146.1 million as of December 31, 2000, compared to $109.9 million as of December 31, 1999. The increase in the investment portfolio was possible due to strong deposit growth and the proceeds from the trust preferred securities issued in June of 2000. Deposits increased by $67.5 million to $450.8 million as of December 31, 2000, from $383.3 million as of December 31, 1999. Noninterest-bearing deposits increased by $24.7 million, and interest-bearing deposits increased by $42.8 million. Low-cost demand deposits comprised 29% of total deposits as of December 31, 2000. Federal funds purchased and securities sold under agreements to repurchase increased by $41.9 million at December 31, 2000 to $76.2 million. Of this total, $65.8 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to an increased emphasis on deposit generation included in banker production goals. Advances from the FHLB-Topeka were $35.8 million at December 31, 2000, compared to $31.0 million at December 31, 1999.

DECEMBER 31, 1999, COMPARED TO DECEMBER 31, 1998

         Our total assets increased by $125.4 million to $492.0 million as of December 31, 1999, from $366.6 million as of December 31, 1998. Our loan and lease portfolio (net) increased by $122.8 million, from $223.3 million at December 31, 1998, to $346.1 million as of December 31, 1999. The strong loan growth was attributable to a robust Colorado economy. Total investments were $109.9 million as of December 31, 1999, compared to $107.9 million as of December 31, 1998. The nominal increase in the investment portfolio was the result of utilizing our funding resources primarily to support loan demand, rather than investment purchases. Deposits were $383.3 million as of December 31, 1999, compared to $273.0 million as of December 31, 1998, a 40.4% increase. Noninterest-bearing deposits increased by $11.3 million, and interest-bearing deposits increased by $99.0 million. Low-cost demand deposits comprised 28% of total deposits as of December 31, 1999, and 35% of total deposits as of December 31, 1998. Federal funds purchased and securities sold under agreements to repurchase increased by $5.9 million, to $34.4 million as of December 31, 1999 from $28.5 million as of December 31, 1998. Repurchase agreements transacted on behalf of our customers were $33.1 million at December 31, 1999 and $25.0 million at December 31, 1998. Outstanding advances from the FHLB-Topeka were $31.0 million at December 31, 1999 compared to $26.1 million as of December 31, 1998.

NET INTEREST INCOME

         The largest component of our net income is our net interest income. Net interest income is the difference between interest income, principally from loans, leases and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

          The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

                                                                    For the year ended December 31,
                                             --------------------------------------------------------------------------------------
                                                                2000                                         1999
                                             ------------------------------------------   -----------------------------------------
                                                               Interest       Average                      Interest      Average
                                               Average         earned          yield         Average        earned        yield
                                               balance         or paid        or cost        balance        or paid       or cost
                                             -----------     -----------    -----------    -----------    -----------   -----------
                                                                        (Dollars in thousands)
ASSETS:
Federal funds sold and other................ $     8,788     $       557           6.34%   $     3,160    $       176          5.57%
Investment securities (1)...................     122,639           8,076           6.59        108,121          6,299          5.83
Loans and leases (2)........................     390,063          37,940           9.73        281,796         25,934          9.20
Allowance for loan and lease losses.........      (5,165)             --             --         (3,810)            --            --
                                             -----------     -----------                   -----------    -----------
    Total interest-earning assets...........     516,325          46,573           9.02        389,267         32,409          8.33

Noninterest-earning assets:
  Cash and due from banks...................      23,220                                        20,915
  Other.....................................      17,485                                        15,837
                                             -----------                                   -----------
    Total assets............................ $   557,030                                   $   426,019
                                             ===========                                   ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Deposits:
  NOW and money market accounts............. $   172,976           7,225           4.18    $   122,688          4,044          3.30
  Savings...................................       5,821             128           2.20          6,546            145          2.22
  Certificates of deposit:
   Under $100,000...........................      25,654           1,479           5.77         25,950          1,320          5.09
   $100,000 and over........................     105,292           6,362           6.04         64,844          3,337          5.15
                                             -----------     -----------                   -----------    -----------
    Total interest-bearing deposits.........     309,743          15,194           4.91        220,028          8,846          4.02
Other borrowings:
  Securities and loans sold under...........
  agreements to repurchase and federal
    funds purchased.........................      50,684           2,845           5.61         44,824          2,020          4.51
  FHLB advances.............................      21,994           1,427           6.49         18,041            988          5.48
  Long-term borrowings......................          --              --             --             --             --            --
  Company obligated mandatorily
    redeemable preferred securities.........      10,546           1,044           9.90             --             --            --
                                             -----------     -----------                   -----------    -----------
        Total interest-bearing liabilities..     392,967          20,510           5.22        282,893         11,854          4.19
Noninterest-bearing demand accounts.........     117,690                                       101,793
                                             -----------                                   -----------
        Total deposits and interest-bearing
          liabilities.......................     510,657                                       384,686
Other noninterest-bearing liabilities.......       3,035                                         2,504
                                             -----------                                   -----------
        Total liabilities and preferred
          securities........................     513,692                                       387,190
Shareholders' equity........................      43,338                                        38,829
                                             -----------                                   -----------
        Total liabilities and shareholders'
          equity............................ $   557,030                                   $   426,019
                                             ===========                                   ===========
Net interest income.........................                 $    26,063                                   $   20,555
                                                             ===========                                   ==========
Net interest spread.........................                                       3.80 %                                      4.14%
Net interest margin.........................                                       5.05 %                                      5.28%
Ratio of average interest-earning assets
  to average interest-bearing liabilities...      131.39 %                                      137.60 %

                                                  For the year ended December 31,
                                             ----------------------------------------
                                                              1998
                                             ----------------------------------------
                                                             Interest      Average
                                                Average       earned       yield
                                                balance       or paid     or cost
                                             -----------    -----------   -----------
ASSETS:
Federal funds sold and other................ $     2,588    $       135          5.22%
Investment securities (1)...................      70,525          4,124          5.85
Loans and leases (2)........................     197,851         19,640          9.93
Allowance for loan and lease losses.........      (2,794)            --            --
                                             -----------    -----------
    Total interest-earning assets...........     268,170         23,899          8.91

Noninterest-earning assets:
  Cash and due from banks...................      15,224
  Other.....................................      15,346
                                             -----------
    Total assets............................ $   298,740
                                             ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Deposits:
  NOW and money market accounts............. $    85,558          2,827          3.30
  Savings...................................       6,227            161          2.59
  Certificates of deposit:
   Under $100,000...........................      21,507          1,166          5.42
   $100,000 and over........................      47,453          2,658          5.60
                                             -----------    -----------
    Total interest-bearing deposits.........     160,745          6,812          4.24
Other borrowings:
  Securities and loans sold under
  agreements to repurchase and federal
    funds purchased.........................      23,767          1,183          4.98
  FHLB advances.............................       4,626            281          6.07
  Long-term borrowings......................       3,678            301          8.18
  Company obligated mandatorily
    redeemable preferred securities.........          --             --            --
                                             -----------    -----------
        Total interest-bearing liabilities..     192,816          8,577          4.45
Noninterest-bearing demand accounts.........      76,223
                                             -----------
        Total deposits and interest-bearing
          liabilities.......................     269,039
Other noninterest-bearing liabilities.......       1,786
                                             -----------
        Total liabilities and preferred
          securities........................     270,825
Shareholders' equity........................      27,915
                                             -----------
        Total liabilities and shareholders'
          equity............................ $   298,740
                                             ===========
Net interest income.........................                 $   15,322
                                                             ==========
Net interest spread.........................                                     4.46%
Net interest margin.........................                                     5.71%
Ratio of average interest-earning assets....
  to average interest-bearing liabilities...      139.08 %

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


                                                        Year ended December 31,                Year ended December 31,
                                                        2000 compared with year                1999 compared with year
                                                        ended December 31, 1999                ended December 31, 1998
                                                          increase (decrease)                    increase (decrease)
                                                        in net interest income                 in net interest income
                                                           due to changes in                      due to changes in
                                                        ------------------------               -----------------------
                                                           Volume       Rate        Total        Volume       Rate        Total
                                                        -----------    ---------    --------   ---------    ----------  --------
                                                                              (Dollars in thousands)
Interest-earning assets:
    Federal funds sold .................................   $    313    $     68    $    381    $     29    $    (14)   $     15
    Investments (1) ....................................        846         931       1,777       2,199           2       2,201
    Loans and leases (2) ...............................      9,964       2,042      12,006       8,332      (2,038)      6,294
                                                           --------    --------    --------    --------    --------    --------
           Total interest-earning assets ...............     11,123       3,041      14,164      10,560      (2,050)      8,510
Interest-bearing liabilities:
     NOW and money market accounts .....................      1,658       1,523       3,181       1,227         (10)      1,217
     Savings ...........................................        (16)         (1)        (17)          8         (24)        (16)
     Certificates of deposits:
         Under $100,000 ................................        (15)        174         159         241         (87)        154
         $100,000 and over .............................      2,082         943       3,025         974        (295)        679
Short-term borrowings:
     Securities and loans sold under agreements to
        repurchase and federal funds purchased .........        264         561         825       1,048        (211)        837
     FHLB notes payable ................................        216         223         439         869        (137)        732
     Long-term borrowings ..............................         --          --          --        (301)         --        (301)
     Company obligated mandatorily redeemable
        preferred securities ...........................      1,044          --       1,044          --          --          --
                                                           --------    --------    --------    --------    --------    --------
           Total interest-bearing liabilities ..........      5,233       3,423       8,656       4,066        (764)      3,302
                                                           --------    --------    --------    --------    --------    --------
     Net increase (decrease) in net interest income ....   $  5,890    $   (382)   $  5,508    $  6,494    $ (1,286)   $  5,208
                                                           ========    ========    ========    ========    ========    ========


(1) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(2) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK--ASSET/LIABILITY MANAGEMENT

         Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. We do not utilize derivative financial instruments to manage our interest rate risk. Our asset and liability management strategy is formulated and monitored by the asset/liability committee, in accordance with policies approved by the board of directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The asset/liability committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

         The following table presents an analysis of the sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2000 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at December 31, 2000 will remain constant over the twelve-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

                                Change in interest rates in basis points
                               -------------------------------------------
                               (200)     (100)       0      +100      +200
                               -----     -----      ----    ----      ----
Impact on:
   Net interest income         (4.4)%    (2.5)%     0.0%     2.9%      4.7%
   Market value of equity       0.2%     (0.1)%     0.0%    (0.7)%    (2.2)%


         Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of December 31, 2000, our cumulative interest rate gap for the period of less than one year was a positive 10.13%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a one-day position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet. The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2000. All amounts in the table are based on contractual pricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.

                                                          Estimated maturity or repricing at December 31, 2000
                                                    -----------------------------------------------------------------
                                                                  Three months
                                                     Less than    to less than     One to        Over
                                                    three months    one year     five years   five years       Total
                                                    ------------  ------------   ----------   ----------     ---------
                                                                         (Dollars in thousands)
Interest-earning assets:
    Fixed rate loans..............................    $ 10,911      $ 22,946      $ 78,986      $ 11,590      $124,433
    Floating rate loans...........................     234,072         1,773        64,479         1,754       302,078
    Lease financing...............................       2,628         7,189        14,252            18        24,087
    Investment securities held to maturity
       and available for sale.....................      13,157        88,834         8,590        35,503       146,084
    Federal funds sold............................          --            --            --            --            --
                                                      --------      --------      --------      --------      --------
Total interest-earning assets.....................    $260,768      $120,742      $166,307      $ 48,865      $596,682

Interest-bearing liabilities:
    NOW and money market accounts.................    $  1,010      $ 75,977      $ 87,419      $ 15,143      $179,549
    Savings.......................................         268           590         1,877         2,627         5,362
    Certificates of deposit under $100,000........       9,903        13,202         2,057            --        25,162
    Certificates of deposit $100,000 and over.....      65,098        39,986         4,422            --       109,506
    Securities and loans sold under agreements to
      repurchase and federal funds purchased......      76,227            --            --            --        76,227
    Federal Home Loan Bank advances...............          --        35,140           560           140        35,840
    Company obligated mandatorily redeemable
      preferred securities........................          --            --        20,000            --        20,000
                                                      --------      --------      --------      --------      --------
Total interest-bearing liabilities................    $152,506      $164,895      $116,335      $ 17,910      $451,646
                                                      --------      --------      --------      --------      --------
Interest rate gap.................................    $108,262      $(44,153)     $ 49,972      $ 30,955      $145,036
                                                      ========      ========      ========      ========      ========

Cumulative interest rate gap......................    $108,262      $ 64,109      $114,081      $145,036
                                                      ========      ========      ========      ========

Cumulative interest rate gap to total assets......       17.10%        10.13%        18.02%        22.91%



         To manage these relationships, we evaluate the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. Our asset and liability management committee is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies. Our policy is intended to control the exposure of our operations to changing interest rates by attempting to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generates the net interest margin that is least affected by interest rate changes.

          We have focused on maintaining balance between interest rate sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits that also mature or reprice over periods of twelve months or less.

         The following table presents, at December 31, 2000, loans and leases by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

                                               At December 31, 2000
                                   ---------------------------------------------
                                  Less than     One to       Over
                                  one year    five years   five years      Total
                                  ---------   ----------   ----------    --------
                                            (Dollars in thousands)
Commercial......................  $ 85,798     $ 51,706     $  9,607     $147,111
Real estate - mortgage..........    50,103       66,608       70,372      187,083
Real estate - construction......    62,897        2,954           --       65,851
Consumer........................    11,227       14,693          546       26,466
Direct financing leases - net...     9,817       14,252           18       24,087
                                  --------     --------     --------     --------
     Total loans and leases.....  $219,842     $150,213     $ 80,543     $450,598
                                  ========     ========     ========     ========


         As of December 31, 2000, of the $230.8 million of loans and leases with maturities of one year or more, approximately $104.9 million were fixed rate loans and leases and $125.9 million were variable rate loans and leases.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Earnings Performance. Net earnings available to common shareholders were $6.8 million for the year ended December 31, 2000, compared with $4.9 million for the year ended December 31, 1999, an increase of 37%. This increase was primarily due to an increase in net interest income of $5.5 million. Earnings per share on a fully diluted basis for 2000 were $0.98, versus $0.72 for the same period a year ago, an increase of 36%. On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the year ended December 31, 2000 and 1999, was $7.2 million and $5.4 million, or $1.04 and $0.78 per diluted share, respectively. Return on average tangible assets was 1.30% in the year 2000, compared with 1.27% in 1999. Return on average tangible common shareholders' equity was 18.29% for the year ended December 31, 2000, versus 15.59% for the year ended December 31, 1999. Total assets increased to $633.1 million at December 31, 2000, a 29% increase from $492.0 million at December 31, 1999. Strong loan production was responsible for much of this growth. Net loans and leases grew $98.6 million from 1999 to 2000.

         Net Interest Income. Net interest income before provision for loan and lease losses was $26.1 million for the year ended December 31, 2000, an increase of $5.5 million, or 27%, compared with the year ended December 31, 1999. Yields on our interest-earning assets improved by 69 basis points to 9.02% for the year ended December 31, 2000, from 8.33% for the year ended December 31, 1999. The yield improvement on interest earning assets is principally the result of the prime rate increasing by 100 basis points from December 1999 to December 2000. Yields paid on interest-bearing liabilities increased by 102 basis points during this same period. The net interest margin was 5.05% for the year ended December 31, 2000, down from 5.28% for the year ended December 31, 1999. Part of the margin compression related to the $20 million of trust preferred securities issued in June of 2000. Also contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher costs of interest-bearing deposits. Although the growth in volume of our average interest-earning assets helped mitigate the margin compression, continued increases in interest rates could adversely affect both our cost of funds and loan originations, resulting in lower net interest margins in future operating periods. Average earning assets increased by 33% to $516.3 million for 2000, from $389.3 million for 1999.

         Provision and Allowance for Loan and Lease Losses. The provision for loan and lease losses increased by $240,000 to $1.7 million for the year ended December 31, 2000, up from $1.5 million for the year ended December 31, 1999. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable (minimal changes in nonperforming asset trends), while average outstanding loan amounts have increased to $390.1 million for 2000, up from $281.8 million for 1999. As of December 31, 2000, the allowance for loan and lease losses amounted to $5.9 million, or 1.30% of total loans and leases.

         Noninterest Income. We reported a modest increase in noninterest income for 2000. Total noninterest income was $4.7 million for the year ended December 31, 2000, compared to $4.6 million for the year ended December 31, 1999. The increase was primarily attributable to growth in trust fees, other banking service related fees, and gains on the disposition of operating lease equipment returns. Deposit service charges were flat, period over period. Historically, increases in deposit service charges have not corresponded with the growth in deposit balances. This is due to our offering customers the choice of either paying for services in cash or by maintaining additional noninterest-bearing account balances. In addition, there was a net decrease in operating lease rentals, which was the result of concentrating our marketing efforts in 2000 on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $2.4 million at December 31, 2000, compared to $4.0 million at December 31, 1999. During 1999, we realized gains of $44,000 on the sale of investment securities. There were no sales of investment securities during 2000.

         Noninterest Expense. Total noninterest expense increased by $2.0 million to $17.8 million for the year ended December 31, 2000, up from $15.8 million for the year ended December 31, 1999. During this period, however, the efficiency ratio before goodwill amortization improved to 56.8% for the year ended December 31, 2000, down from 61.2% for the comparable period in 1999. The improvement in the efficiency ratio is the result of revenues growing at a faster rate than expenses. The increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. In the second quarter of 1999, our Boulder bank relocated, a second Boulder location was added and the Vail valley location opened. The expenses of those new facilities were included in noninterest expense for only a portion of the year ended December 31, 1999, but for all of 2000. Offsetting the increases in salaries and occupancy costs was a decrease of $397,000 in depreciation expense on operating leases. As discussed above, management dedicated less resources to originating leases in 2000. Included in our noninterest expense for the year ended 2000 and 1999 is goodwill amortization of $439,000. Goodwill of $6.4 million was recorded in connection with our original acquisition in 1994 and is being amortized over a 15-year period. The amortization of this asset adversely affects our net income, although it has no effect on our cash flow.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Earnings Performance. Net income was a record $4.9 million in 1999, compared to $3.2 million in 1998. This increase was primarily due to a $5.2 million increase in net interest income from 1998 to 1999. On an operating basis, before the amortization of goodwill, consolidated net income available to common shareholders for the years ended 1999 and 1998, was $5.4 million and $3.6 million, or $0.78 and $0.59 per diluted share, respectively. Return on average tangible assets was 1.27% in 1999, compared with 1.24% in 1998. Return on average tangible common shareholders' equity was 15.59% for 1999, versus 16.39% for 1998. Total assets increased to $492.0 million at December 31, 1999, a 34.2% increase from $366.6 million at December 31, 1998. Strong loan production was responsible for much of this growth. Net loans and leases grew $122.8 million from 1998 to 1999.

         Net Interest Income. Net interest income before provision for loan and lease losses was $20.5 million for the year ended December 31, 1999, an increase of $5.2 million, or 34%, compared with the year ended December 31, 1998. Interest income increased 35.6%, to $32.4 million in 1999 from $23.9 million in 1998. In 1999, interest on loans and leases increased by $6.3 million and interest on investments increased by $2.2 million. Of the $8.5 million increase in 1999, $10.6 million was due to volume increases, which were partially offset by a negative rate variance of $2.1 million. Average loan and lease volumes were up by $83.9 million from 1998, and average investments were up by $37.6 million. The yield on average interest-earning assets was 8.33% for 1999, compared with 8.91% in 1998. The drop in yield is attributable to a decreasing rate environment. On average, yields on investment securities remained flat at 5.85% in 1999 and 1998. Yields on average loans and leases decreased to 9.20% in 1999, from 9.93% in 1998. Interest expense increased 38.5%, to $11.9 million in 1999, from $8.6 million in 1998. The increases were primarily due to higher volumes of interest-bearing liabilities. In 1999, average interest-bearing deposits and average interest-bearing liabilities grew by $59.3 million and $91.0 million, respectively, from 1998, while the cost of interest-bearing liabilities dropped to 4.19% from 4.45% during the same period. The result was $3.3 million of additional interest expense in 1999.

         Provision for Loan and Lease Losses. The provision for loan and lease losses was $1,473,000 in 1999, compared to $1,188,000 in 1998. This increase was due to the increase in total loans and leases outstanding, and was not reflective of a deterioration of credit quality. In 1999, both the ratio of non-performing loans to total loans, and the ratio of net charge-offs to average loans declined from the previous two years. Net charge-offs were $159,000 in 1999, versus $165,000 in 1998.

         Noninterest Income. Noninterest income increased 8.6%, to $4.6 million in 1999 from $4.2 million in 1998. The moderate increase from 1998 relates to a decrease in rental income associated with operating leases. Operating lease income was $2.3 million in 1999, compared to $2.4 million in 1998. During 1999, Colorado Business Leasing focused on originating direct finance type leases rather than operating leases. We believe that other noninterest income, such as deposit service charges, has not grown at the same rate as loan and deposit volumes in part because customers are provided the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. Although the use of compensating balances in lieu of fees decreases noninterest income, it positively impacts the net interest margin by increasing the level of noninterest-bearing deposits. At December 31, 1999, 27.8% of our deposits were noninterest-bearing deposits.

         Noninterest Expense. Total operating expenses were $15.7 million in 1999 and $13.1 million in 1998. Overall, noninterest expenses were up 19.9% from 1998. Of this increase, approximately $1.3 million represented additional personnel costs and $1.0 million represented increased occupancy costs. The increases in expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate growth. In addition, $2.0 million of the noninterest expense incurred in 1999 was related to depreciation expense from operating leases. Although operating expenses have increased each year to accommodate our growth, the efficiency ratio continues to improve because we consistently generate revenues at a faster rate than expenses. The efficiency ratio before goodwill amortization was 61.16% for the year ended 1999 and 65.54% for 1998. Included in our noninterest expense for the years ended 1999 and 1998 is goodwill amortization of $439,000 and $434,000, respectively. Goodwill of $6.4 million was recorded in connection with our original acquisition in 1994 and is being amortized over a 15-year period. The amortization of this asset adversely affects our net income, although it has no effect on our cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

         We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program and borrowings from the FHLB-Topeka. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $51 million. In addition, the Bank may apply for up to $20 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB-Topeka that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB-Topeka line are required to be secured by unpledged securities and qualifying loans. At December 31, 2000, we had $111.0 million in unpledged securities and qualifying loans available to collateralize FHLB-Topeka borrowings and securities sold under agreements to repurchase. We also have a $20 million revolving credit line facility with American National Bank and Trust Company available for liquidity needs.

         During 2000, cash and cash equivalents increased by $6.1 million. This increase was primarily the result of $131.9 million in cash provided by financing activities (mainly customer deposits, repurchase agreements and $20 million of proceeds from the issuance of trust preferred securities). Offsetting this increase was cash used in investing activities of $135.6 million (mainly loan and lease originations and security purchases) and net cash of $9.8 million provided by operating activities.

         During 1999, cash and cash equivalents decreased by $1.4 million. This decrease was primarily the result of cash used in investing activities of $132.0 million (mainly loan and lease originations and security purchases). Offsetting cash outflows from investing activities was $120.4 million of cash provided by financing activities (mainly customer deposits). Net cash of $10.2 million was provided by operating activities.

         Dividends paid by the Bank provide cash to CoBiz for various purposes, including the payment of dividends on its common stock. The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the bank cannot pay a dividend if it will cause the bank to be "undercapitalized." CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, and upon CoBiz's compliance with the capital adequacy guidelines of the FRB. See Item 1 "Business - Supervision and Regulation" and Note 12 of Notes to the Consolidated Financial Statements of CoBiz for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

EFFECTS OF INFLATION AND CHANGING PRICES

         The primary impact of inflation on our operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as CoBiz are monetary in nature. As a result, the impact of interest rates on a financial institution's performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and accordingly, CoBiz adopted SFAS 133 on January 1, 2001. SFAS 133 requires business enterprises to recognize all derivatives as either assets or liabilities in their financial statements and to record such instruments at fair value. Any change in fair value of such derivatives are required to be recognized in the statement of income or comprehensive income in the period of change. Statement No. 133 did not have a significant impact on CoBiz's financial statements.

         In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk--Asset/Liability Management."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the reports thereon, the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

         The following selected quarterly financial data of CoBiz for each of the quarters in the two years ended December 31, 2000 are unaudited and, in the opinion of CoBiz management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

                                                                       For the quarter ended
                                --------------------------------------------------------------------------------------------------
                                December 31, September 30,  June 30,   March 31,  December 31,  September 30,  June 30,  March 31,
                                   2000          2000         2000        2000       1999           1999        1999       1999
                                ------------ -------------  --------   ---------  ------------  -------------  --------  ---------
                                                                             Unaudited
                                                             (In thousands, except per share amounts)
Interest income ................  $13,314       $12,146     $10,986     $10,127     $ 9,368       $ 8,467      $ 7,659     $ 6,915
Interest expense ...............    6,212         5,609       4,583       4,106       3,687         3,081        2,690       2,396
Net interest income ............    7,102         6,537       6,403       6,021       5,681         5,386        4,969       4,519
Net income .....................    1,839         1,698       1,721       1,494       1,497         1,273        1,142       1,007
Earnings per share - basic .....  $  0.27       $  0.25     $  0.26     $  0.22     $  0.23       $  0.19      $  0.17     $  0.15
                                  =======       =======     =======     =======     =======       =======      =======     =======
Earnings per share - diluted ...  $  0.27       $  0.25     $  0.25     $  0.22     $  0.21       $  0.19      $  0.17     $  0.15
                                  =======       =======     =======     =======     =======       =======      =======     =======
Cash dividends declared per
    common share ...............  $  0.06       $  0.06     $  0.05     $  0.05     $  0.05       $  0.05      $    --     $    --
                                  =======       =======     =======     =======     =======       =======      =======     =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning CoBiz directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning the compensation of CoBiz executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS OF COBIZ

         Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  FINANCIAL STATEMENTS.

                  See Index to Consolidated Financial Statements.

         (b)  EXHIBITS AND INDEX OF EXHIBITS.


(1)     2        Amended and Restated Agreement and Plan of Merger dated
                 November 28, 2000.

(2)(3)  3.1      Amended and restated Articles of Incorporation of the
                 Registrant, as amended.

(2)     3.2      Amended and restated Bylaws of the Registrant.

(4)     4.1      Form of Indenture

(4)     4.2      Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)

(4)     4.3      Certificate of Trust

(4)     4.4      Form of Trust Agreement

(4)     4.5      Form of Amended and Restated Trust Agreement

(4)     4.6      Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)     4.7      Form of Capital Securities Guarantee Agreement

(4)     4.8      Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)    10.1      CoBiz Inc. 1998 Stock Incentive Plan.

(2)    10.2      Amended and Restated CoBiz Inc. 1997 Incentive Stock Option
                 Plan.

(2)    10.3      Amended and Restated CoBiz Inc. 1995 Incentive Stock Option
                 Plan.

(2)    10.4      Shareholders Agreement of Colorado Business Leasing, Inc.,
                 dated as of March 29, 1996, by and among The Women's Bank,
                 N.A., Richard M. Hall, Jr., James F. Enssle, Andrea J. Johnson
                 and Colorado Business Leasing, Inc.

+(2)   10.5      License Agreement, dated as of November 19, 1997, by and
                 between Jack Henry & Associates, Inc. and Colorado Business
                 Bank, N.A.

+(2)   10.6      Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business
                 Bank, N.A.

+(2)   10.7      Computer Software Maintenance Agreement, dated as of November
                 19, 1997, by and between Jack Henry & Associates, Inc. and
                 Colorado Business Bank, N.A.

(2)    10.8      Employment Agreement, dated as of March 1, 1995, by and
                 between Equitable Bankshares of Colorado, Inc. and Jonathan C.
                 Lorenz.

(2)    10.9      Employment Agreement, dated as of May 8, 1995, by and between
                 Equitable Bankshares of Colorado, Inc. and Virginia K.
                 Berkeley.

(2)   10.10      Employment Agreement, dated as of January 3, 1998, by and
                 between CoBiz Inc. and Richard J. Dalton.

(2)   10.11      Employment Agreement, dated as of February 29, 1996, by and between Equitable Bankshares of Colorado, Inc. and Darrell J.
                 Schulte.

(2)   10.12      Employment Agreement, dated as of June 12, 1995, by and
                 between CoBiz Inc. and Charles E. Holmes.

(2)   10.13      Employment Agreement, dated as of November 16, 1997, by and between CoBiz Inc. and Andrew L. Bacon.

(2)   10.14      Employment Agreement, dated as of October 1, 1997, by and
                 between CoBiz Inc. and K. Denise Albrecht.

(2)   10.15      Employment Agreement, dated as of March 29, 1996, by and
                 between Colorado Business Leasing, Inc. and Richard M. Hall,
                 Jr.

(2)   10.16      Employment Agreement, dated as of September 29, 1995, by and between Equitable Bankshares of Colorado, Inc. and Katherine
                 H. Kaley.

(2)   10.17      Employment Agreement, dated as of January 8, 1996, by and
                 between CoBiz Inc. and Robert J. Ostertag.

(2)   10.18      Retail Lease, dated as of April 1, 1991, by and between
                 Southbridge Plaza, L.P. and Equitable Bank of Littleton, N.A.

(2)   10.19      First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business
                 Bank, N.A., formerly known as Equitable Bank of Littleton,
                 N.A.

(2)   10.20      Office Lease, dated as of December 2, 1996, by and between
                 Elliott Kiowa, Inc. and Colorado Business Bank, N.A.

(2)   10.21      Lease, dated as of December 1, 1997, by and between Spencer
                 Enterprises and Colorado Business Bank, N.A.

(2)   10.22      Office Lease, dated as of February 23, 1996, by and between
                 Colorado Business Leasing, Inc. and Denver Place Associates
                 Limited Partnership.

(5)   10.23      Lease Agreement between Kesef, LLC and CoBiz Inc.

(5)   10.24      Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado
                 Business Bank of Boulder National Association

(5)    10.25     Office Building Lease between Hanover Resources Inc. and
                 Colorado Business Bank, N.A.

(5)    10.26     Employment Agreement between CoBiz Inc. and Kevin G. Quinn

(6)    10.27     Lease Agreement between Edwards Interchange II, LLC and
                 Colorado Business Bank, National Association

(6)    10.28     Office Lease between Bank One, Colorado, N.A., as Trustee for the Frank G. Jamison Trust, dated September 2, 1956 and
                 Colorado Business Bank, N.A.

(7)    10.29     Lease, dated July 27, 1999, between Joan H. Travis and
                 Colorado Business Bank, N.A.

(7)    10.30     Employment Agreement, dated April 12, 1999, by and between
                 CoBiz Inc. and Randal Garman.

(8)    10.31     Employment Agreement, dated May 20, 1998, by and between CoBiz
                 Inc. and J. Henry Schonewise.

(9)    10.32     Employment Agreement, dated January 1, 2000, by and between
                 Colorado Business Bankshares, Inc. and Lyne Andrich.

(9)    10.33     Promissory note between American National Bank and Trust
                 Company of Chicago and Colorado Business Bankshares, Inc.

(10)   10.34     First Amendment to Lease Agreement between Kesef, LLC and
                 Colorado Business Bankshares, Inc. dated May 1, 1998.

(11)   10.35     2000 Employee Stock Purchase Plan.

       21        List of subsidiaries

       23        Consent of Deloitte & Touche LLP

- ------------

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-51866).

(2) Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-50037).

(3) Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on March 23, 2001.

(4) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-37674).

(5) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, as filed on May 17, 1999.

(7) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed on November 12, 1999.

(8) Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed on March 30, 2000.

(9) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed on May 12, 2000.

(10) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(11) Incorporated herein by reference from the Registrant's Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.


+ Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.

         (c)  REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

         (d)  FINANCIAL STATEMENT SCHEDULES.

                  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001

                                             CoBiz Inc.
                                             By: /s/ Steven Bangert
                                                 ------------------------------
                                                       Steven Bangert
                                             Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                                 Title:                        Date:

/s/  Steven Bangert               Chairman of the Board and
- ---------------------------       Chief Executive Officer             March 29, 2001
Steven Bangert

/s/  Jonathan C. Lorenz           Vice Chairman of the Board
- ---------------------------       and President                       March 29, 2001
Jonathan C. Lorenz

/s/  Richard J. Dalton            Executive Vice President and
- ---------------------------       Chief Financial Officer             March 29, 2001
Richard J. Dalton

/s/  Lyne B. Andrich              Senior Vice President and
- ---------------------------       Controller                          March 29, 2001
Lyne B. Andrich

/s/  Virginia K. Berkeley
- ---------------------------
Virginia K. Berkeley              Director                            March 29, 2001

/s/  Mark S. Kipnis
- ---------------------------
Mark S. Kipnis                    Director                            March 29, 2001

/s/  Noel N. Rothman
- ---------------------------
Noel N. Rothman                   Director                            March 29, 2001

/s/  Howard R. Ross
- ---------------------------
Howard R. Ross                    Director                            March 29, 2001

/s/  Michael B. Burgamy
- ---------------------------
Michael B. Burgamy                Director                            March 29, 2001

/s/  Timothy J. Travis
- ---------------------------
Timothy J. Travis                 Director                            March 29, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report..................................................................  F-2

Consolidated Statements of Condition as of December 31, 2000 and 1999 ........................  F-3

Consolidated Statements of Income and Comprehensive Income for the Years
  Ended December 31, 2000, 1999 and 1998 .....................................................  F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998 ...........................................................  F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998  ........................................................... F-7

Notes to Consolidated Financial Statements for the Years Ended
  December 31, 2000, 1999 and 1998 ............................................................ F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CoBiz Inc.
Denver, Colorado

We have audited the accompanying consolidated statements of condition of CoBiz Inc. (formerly Colorado Business Bankshares, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


March 8, 2001
Denver, Colorado

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2000 AND 1999
- --------------------------------------------------------------------------------


ASSETS                                                     2000             1999

Cash and due from banks                                $ 24,836,000     $ 18,687,000

Investment securities available for sale (cost of
  $137,291,000 and $102,949,000, respectively)          137,898,000      101,456,000
Investment securities held to maturity (fair value
  of $4,407,000 and $5,648,000, respectively)             4,368,000        5,620,000
Other investments                                         3,818,000        2,845,000
                                                       ------------     ------------

       Total investments                                146,084,000      109,921,000
                                                       ------------     ------------

Loans and leases, net                                   444,738,000      346,094,000

Excess of cost over fair value of net assets
  acquired, net                                           3,804,000        4,243,000

Investment in operating leases                            2,400,000        4,047,000

Premises and equipment, net                               3,612,000        3,606,000

Accrued interest receivable                               3,224,000        2,167,000

Deferred income taxes                                     1,845,000        2,192,000

Other                                                     2,520,000        1,052,000



                                                       ------------     ------------

TOTAL ASSETS                                           $633,063,000     $492,009,000
                                                       ============     ============

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                    2000              1999

LIABILITIES:
  Deposits:
    Demand                                                           $ 131,198,000     $ 106,492,000
    NOW and money market                                               179,549,000       148,685,000
    Savings                                                              5,362,000         5,896,000
    Certificates of deposit                                            134,668,000       122,256,000
                                                                     -------------     -------------
      Total deposits                                                   450,777,000       383,329,000

  Federal funds purchased                                               10,400,000         1,300,000
  Securities sold under agreements to repurchase                        65,827,000        33,053,000
  Advances from the Federal Home Loan Bank                              35,840,000        30,980,000
  Accrued interest and other liabilities                                 3,132,000         2,996,000
  Company obligated mandatorily redeemable preferred securities
    of a subsidiary trust holding solely subordinated debentures        20,000,000                --
                                                                     -------------     -------------

      Total liabilities                                                585,976,000       451,658,000

MINORITY INTEREST

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Cumulative preferred, $.01 par value; 2,000,000 shares
     authorized; None outstanding                                               --                --
  Common, $.01 par value; 25,000,000 shares authorized;
    6,713,355 and 6,674,659 issued and outstanding, respectively            67,000            67,000
  Additional paid-in capital                                            30,144,000        29,994,000
  Retained earnings                                                     16,500,000        11,224,000
  Accumulated other comprehensive income (loss), net of income
    tax of $231,000 and $(559,000), respectively                           376,000          (934,000)
                                                                     -------------     -------------

      Total shareholders' equity                                        47,087,000        40,351,000
                                                                     -------------     -------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                               $ 633,063,000     $ 492,009,000
                                                                     =============     =============

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

                                                       2000             1999              1998

INTEREST INCOME:
  Interest and fees on loans and leases            $ 37,940,000     $ 25,934,000      $ 19,640,000
  Interest on investments:
    Taxable securities                                7,793,000        6,087,000         3,898,000
    Nontaxable securities                                65,000           68,000            81,000
    Dividends                                           218,000          144,000           144,000
    Federal funds sold and other                        557,000          176,000           136,000
                                                   ------------     ------------      ------------
    Total interest income                            46,573,000       32,409,000        23,899,000

INTEREST EXPENSE:
  Interest on deposits                               15,194,000        8,846,000         6,812,000
  Interest on short-term borrowings                   4,272,000        3,008,000         1,464,000
  Interest on mandatorily redeemable preferred
    securities of a subsidiary trust                  1,044,000               --                --
  Interest on note payable                                   --               --           301,000
                                                   ------------     ------------      ------------
    Total interest expense                           20,510,000       11,854,000         8,577,000

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN AND LEASE LOSSES                          26,063,000       20,555,000        15,322,000

PROVISION FOR LOAN AND LEASE LOSSES                   1,713,000        1,473,000         1,188,000
                                                   ------------     ------------      ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                          24,350,000       19,082,000        14,134,000
                                                   ------------     ------------      ------------

NONINTEREST INCOME:
  Service charges                                     1,150,000        1,152,000           945,000
  Operating lease income                              1,988,000        2,348,000         2,370,000
  Trust fee income                                      631,000          283,000                --
  Other income                                          952,000          783,000           769,000
  Gain on sale of investment securities                      --           44,000           162,000
                                                   ------------     ------------      ------------
    Total noninterest income                          4,721,000        4,610,000         4,246,000
                                                   ------------     ------------      ------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                      9,444,000        8,124,000         6,836,000
  Occupancy expenses, premises and equipment          3,372,000        2,831,000         1,868,000
  Depreciation on leases                              1,618,000        2,015,000         1,889,000
  Amortization of intangibles                           442,000          442,000           442,000
  Other                                               2,940,000        2,359,000         2,098,000
                                                   ------------     ------------      ------------
    Total noninterest expense                        17,816,000       15,771,000        13,133,000
                                                   ------------     ------------      ------------

INCOME BEFORE INCOME TAXES                           11,255,000        7,921,000         5,247,000

PROVISION FOR INCOME TAXES                            4,503,000        3,002,000         2,031,000
                                                   ------------     ------------      ------------

NET INCOME                                            6,752,000        4,919,000         3,216,000
                                                   ------------     ------------      ------------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENT SECURITIES AVAILABLE
  FOR SALE, net of tax                                1,310,000       (1,228,000)          184,000
                                                   ------------     ------------      ------------

COMPREHENSIVE INCOME                               $  8,062,000     $  3,691,000      $  3,400,000
                                                   ============     ============      ============

EARNINGS PER SHARE:
  Basic                                            $       1.01     $       0.74      $       0.53
                                                   ============     ============      ============

  Diluted                                          $       0.98     $       0.72      $       0.51
                                                   ============     ============      ============

  Cash dividends per share                         $       0.22     $       0.10      $         --
                                                   ============     ============      ============

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

                                                                                                          ACCUMULATED
                                       COMMON STOCK     ADDITIONAL     PREFERRED STOCK                      OTHER
                                     SHARES               PAID-IN    SHARES                  RETAINED    COMPREHENSIVE
                                     ISSUED    AMOUNT     CAPITAL    ISSUED     AMOUNT       EARNINGS       INCOME         TOTAL

BALANCE, JANUARY 1, 1998            4,874,968  $49,000  $11,933,000   1,500   $ 1,500,000   $ 3,833,000   $   110,000   $17,425,000
ISSUANCE OF COMMON STOCK            1,610,000   16,000   17,508,000      --            --            --            --    17,524,000
REDEMPTION OF PREFERRED STOCK              --       --           --  (1,500)  $(1,500,000)           --            --    (1,500,000)
OPTIONS EXERCISED                     188,500    2,000      398,000      --            --            --            --       400,000
DIVIDENDS PAID - PREFERRED
  ($51.29 per share)                       --       --           --      --            --       (77,000)           --       (77,000)
NET CHANGE IN UNREALIZED
 APPRECIATION ON INVESTMENT
  SECURITIES AVAILABLE FOR SALE,
  net of income taxes of $110,000          --       --           --      --            --            --       184,000       184,000
NET INCOME                                 --       --           --      --            --     3,216,000            --     3,216,000
                                    ---------  -------  -----------  ------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998          6,673,468   67,000   29,839,000      --            --     6,972,000       294,000    37,172,000
TAX EFFECT ON EXERCISE OF NON-
    QUALIFIED STOCK OPTIONS                --       --      146,000      --            --            --            --       146,000
OPTIONS EXERCISED                       1,191       --        9,000      --            --            --            --         9,000
DIVIDENDS PAID - COMMON
  ($ .10 per share)                        --       --           --      --            --      (667,000)           --      (667,000)
NET CHANGE IN UNREALIZED
  DEPRECIATION ON INVESTMENT
  SECURITIES AVAILABLE FOR SALE,
  net of income taxes of ($731,000)        --       --           --      --            --            --    (1,228,000)   (1,228,000)
NET INCOME                                 --       --           --      --            --     4,919,000            --     4,919,000
                                    ---------  -------  -----------  ------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1999          6,674,659   67,000   29,994,000      --            --    11,224,000      (934,000)   40,351,000
OPTIONS EXERCISED                      33,238       --       85,000      --            --            --            --        85,000
EMPLOYEE STOCK PURCHASE PLAN            5,458       --       65,000      --            --            --            --        65,000
DIVIDENDS PAID - COMMON
  ($.22 per share)                         --       --           --      --            --    (1,476,000)           --    (1,476,000)
NET CHANGE IN UNREALIZED
  APPRECIATION ON INVESTMENT
   SECURITIES AVAILABLE FOR SALE,
  net of income taxes of $787,000          --       --           --      --            --            --     1,310,000     1,310,000
NET INCOME                                 --       --           --      --            --     6,752,000            --     6,752,000
                                    ---------  -------  -----------  ------   -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 2000          6,713,355  $67,000  $30,144,000      --   $        --   $16,500,000   $   376,000   $47,087,000
                                    =========  =======  ===========  ======   ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

                                                                                 2000               1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   6,752,000      $   4,919,000      $   3,216,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Net amortization on investment securities                                     104,000            195,000            248,000
    Depreciation and amortization                                               3,218,000          3,447,000          2,964,000
    Provision for loan and lease losses                                         1,713,000          1,473,000          1,188,000
    Deferred income taxes                                                        (444,000)          (527,000)          (264,000)
    Gain on sale of investment securities                                              --            (44,000)          (162,000)
    (Gain) loss on sale of premises and equipment                                 (92,000)            (4,000)            30,000
  Changes in:
    Accrued interest receivable                                                (1,057,000)          (570,000)          (266,000)
    Other assets                                                                 (527,000)           (53,000)           620,000
    Accrued interest and other liabilities                                        136,000          1,368,000            (18,000)
                                                                            -------------      -------------      -------------
        Net cash provided by operating activities                               9,803,000         10,204,000          7,556,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in other investments                                                (973,000)          (741,000)           119,000
  Purchase of investment securities available for sale                        (62,889,000)       (48,851,000)       (86,941,000)
  Maturities of investment securities held to maturity                          1,243,000          3,740,000          5,503,000
  Proceeds from maturities and sale of investment securities
    available for sale                                                         28,448,000         41,759,000         32,374,000
  Loan and lease originations and repayments, net                            (100,817,000)      (126,409,000)       (63,431,000)
  Purchase of premises and equipment                                           (1,230,000)        (1,724,000)        (2,579,000)
  Proceeds from sale of premises and equipment                                    649,000            251,000            573,000
                                                                            -------------      -------------      -------------
        Net cash used in investing activities                                (135,569,000)      (131,975,000)      (114,382,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW, money market, and savings accounts              55,036,000         57,518,000         53,351,000
  Net increase (decrease) in certificates of deposit                           12,412,000         52,783,000         (1,381,000)
  Net increase (decrease) in federal funds purchased                            9,100,000         (2,200,000)         3,500,000
  Net increase in securities sold under agreements to repurchase               32,774,000          8,097,000         11,932,000
  Advances from the Federal Home Loan Bank                                     85,800,000        110,400,000         24,000,000
  Repayment of advances from the Federal Home Loan Bank                       (80,940,000)      (105,540,000)        (1,140,000)
  Payment on notes payable                                                             --                 --         (7,500,000)
  Proceeds from issuance of mandatorily redeemable preferred securities
    of a subsidiary trust                                                      20,000,000                 --                 --
  Dividends paid on common stock                                               (1,476,000)          (667,000)                --
  Net increase in debt issuance cost                                             (941,000)                --                 --
  Proceeds from options exercised                                                 150,000              9,000            400,000
  Proceeds from issuance of common stock                                               --                 --         17,524,000
  Dividends paid on preferred stock                                                    --                 --            (77,000)
  Redemption of preferred stock                                                        --                 --         (1,500,000)
                                                                            -------------      -------------      -------------
        Net cash provided by financing activities                             131,915,000        120,400,000         99,109,000
                                                                            -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          $   6,149,000      $  (1,371,000)     $  (7,717,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                            18,687,000         20,058,000         27,775,000
                                                                            -------------      -------------      -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                               $  24,836,000      $  18,687,000      $  20,058,000
                                                                            =============      =============      =============

SUPPLEMENTAL DISCLOSURES OF
  CASH INFORMATION:
  Cash paid during the year for:

  Interest                                                                  $  20,402,000      $  11,446,000      $   8,549,000
                                                                            =============      =============      =============

  Income taxes                                                              $   5,306,000      $   2,889,000      $   2,542,000
                                                                            =============      =============      =============

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting practices of CoBiz Inc., formerly Colorado Business Bankshares, Inc. ("Parent"), its wholly-owned subsidiary, the Colorado Business Bank, N.A. ("Bank"), and its 80% owned equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), CoBiz Connect and Colorado Business Bankshares Capital Trust I, collectively referred to as the "Company or CoBiz," conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

      The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, and one in Edwards, Colorado. Leasing provides equipment leasing primarily to middle-market companies. In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals and valuation of property under operating leases. The following is a summary of the Company's significant accounting and reporting policies.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Parent, the Bank, Leasing, CoBiz Connect and Colorado Business Bankshares Capital Trust I. Intercompany balances and transactions are eliminated in consolidation. Losses attributable to minority shareholders of Leasing have exceeded their share of equity of Leasing.

      CASH AND DUE FROM BANKS - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

      INVESTMENTS - The Company classifies its investment securities as held to maturity, available for sale, or trading according to management's intent. As of December 31, 2000 and 1999, the Company had no trading securities.

      a. Investment Securities Held to Maturity - Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

      b. Investment Securities Available for Sale - Available for sale securities consist of bonds, notes, and debentures not classified as held to maturity securities and are reported at fair market value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

      Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity. Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other than temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses.

      Gains and losses on disposal of investment securities are determined using the specific-identification method.

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

      Residual values are established at lease inception equal to the estimated value, as determined by the Company, to be received from the equipment following termination of the initial lease. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Any permanent reduction in the estimated residual value of lease property is charged to operations in the period in which it occurs.

      ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibilty of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibilty of the loans in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      STOCK-BASED COMPENSATION - The Company accounts for its stock options using the intrinsic value based method and makes pro forma disclosures of net income and earnings per share using the fair value based method (see
      Note 10).

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

      RECENT ACCOUNTING PRONOUNCEMENTS - The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001. The Company believes that it currently has no derivative instruments and thus adoption of the statement had no effect on the consolidated financial statements of the Company.

2.    INVESTMENTS

      The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                       GROSS            GROSS           ESTIMATED
                                     AMORTIZED       UNREALIZED       UNREALIZED          FAIR
DECEMBER 31, 2000                      COST            GAINS            LOSSES            VALUE

AVAILABLE FOR SALE SECURITIES:

  Mortgage-backed securities       $127,539,000     $  1,111,000     $    411,000     $128,239,000

  U.S. treasury                       1,526,000               --           17,000        1,509,000

  Obligations of states and
      political subdivisions            975,000           34,000               --        1,009,000

  U.S. government agencies            7,251,000               --          110,000        7,141,000
                                   ------------     ------------     ------------     ------------

                                   $137,291,000     $  1,145,000     $    538,000     $137,898,000
                                   ============     ============     ============     ============

HELD TO MATURITY SECURITIES:

  Mortgage-backed securities       $  4,027,000     $     45,000     $      1,000     $  4,071,000

  U.S. government agencies              341,000               --            5,000          336,000
                                   ------------     ------------     ------------     ------------

                                   $  4,368,000     $     45,000     $      6,000     $  4,407,000
                                   ============     ============     ============     ============

                                                       GROSS            GROSS           ESTIMATED
                                     AMORTIZED       UNREALIZED       UNREALIZED          FAIR
DECEMBER 31, 1999                      COST            GAINS            LOSSES            VALUE

AVAILABLE FOR SALE SECURITIES:

Mortgage-backed securities         $ 90,467,000     $    464,000     $  1,326,000     $ 89,605,000

U.S. treasury                         3,540,000               --           73,000        3,467,000

Obligations of states and
    political subdivisions              275,000           34,000               --          309,000

U.S. government agencies              8,667,000               --          592,000        8,075,000
                                   ------------     ------------     ------------     ------------

                                   $102,949,000     $    498,000     $  1,991,000     $101,456,000
                                   ============     ============     ============     ============

                                                GROSS          GROSS        ESTIMATED
                                AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                  COST          GAINS          LOSSES         VALUE
HELD TO MATURITY SECURITIES:
Mortgage-backed securities     $4,788,000     $   40,000     $    3,000     $4,825,000

Obligations of states and
  political subdivisions          490,000          4,000             --        494,000

U.S. government agencies          342,000             --         13,000        329,000
                               ----------     ----------     ----------     ----------

                               $5,620,000     $   44,000     $   16,000     $5,648,000
                               ==========     ==========     ==========     ==========

      The amortized cost and estimated fair value of investments in debt securities at December 31, 2000 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                AVAILABLE FOR SALE                 HELD TO MATURITY
                                           -----------------------------     -----------------------------
                                                             ESTIMATED                          ESTIMATED
                                             AMORTIZED         FAIR            AMORTIZED          FAIR
                                               COST            VALUE              COST            VALUE

Due in one year or less                    $  1,526,000     $  1,509,000     $         --     $         --
Due after one year through five years                --               --               --               --
Due after five years through ten years          275,000          309,000          341,000          336,000
Due after ten years                           7,951,000        7,841,000
Mortgage-backed securities                  127,539,000      128,239,000        4,027,000        4,071,000
                                           ------------     ------------     ------------     ------------

                                           $137,291,000     $137,898,000     $  4,368,000     $  4,407,000
                                           ============     ============     ============     ============

      During the years ended December 31, 2000, 1999 and 1998, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $0, $9,858,000 and $14,716,000, respectively during the years ended December 31, 2000, 1999 and 1998. The related gross realized gains were $0, $48,000 and $162,000, respectively.

      Investment securities with an approximate fair value of $12,469,000 and $15,897,000 were pledged to secure public deposits of $4,898,000 and $12,146,000 at December 31, 2000 and 1999, respectively.

      Obligations of states and political subdivisions at December 31, 2000 and 1999 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company's shareholders' equity.

      Other investments at December 31, 2000 consists primarily of Federal Home Loan Bank stock (carrying value $2,292,000) and Federal Reserve Bank stock (carrying value $876,000). In addition, the Bank had $650,000 in an investment partnership being accounted for under the cost method. The Bank has committed to investing up to $1,500,000 in the partnership. Certain shareholders and directors have also invested in and received consulting fees from the partnership.

3.    LOANS AND LEASES

      Categories of loans and leases, net of deferred fees include:

                                                   2000             1999

Commercial                                     $147,190,000     $129,808,000
Real estate - mortgage                          187,556,000      123,668,000
Real estate - construction                       66,275,000       53,802,000
Consumer                                         26,467,000       21,880,000
Direct financing leases                          26,562,000       24,206,000
                                               ------------     ------------
                                                454,050,000      353,364,000
Less:  Allowance for loan and lease losses        5,860,000        4,585,000
       Unearned net loan and lease fees           3,452,000        2,685,000
                                               ------------     ------------

                                               $444,738,000     $346,094,000
                                               ============     ============

      The majority of the Company's lending and leasing activities are with customers located in the Denver metropolitan area.

      In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates. Activity with respect to officer and director loans is as follows for the years ended December 31, 2000, 1999 and 1998, respectively:

                                       2000              1999              1998

Balance, beginning of period       $  3,696,000      $  2,914,000      $  2,139,000
New loans                            12,259,000         9,653,000         7,240,000
Principal paydowns and payoffs       (9,641,000)       (8,871,000)       (6,465,000)
                                   ------------      ------------      ------------

Balance, end of period             $  6,314,000      $  3,696,000      $  2,914,000
                                   ============      ============      ============

      The Company sells participations in loans to an entity controlled by the Chairman of the Board of Directors and a member of the Board of Directors. The amount of participations outstanding with the affiliate were $550,000 and $1,304,000 at December 31, 2000 and 1999, respectively.

      Transactions in the allowance for loan and lease losses are summarized as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                 2000             1999             1998

Balance, beginning of year                   $ 4,585,000      $ 3,271,000      $ 2,248,000
  Provision for loan and lease losses          1,713,000        1,473,000        1,188,000
                                             -----------      -----------      -----------
                                               6,298,000        4,744,000        3,436,000
Loans charged off, net of recoveries of
  $59,000, $26,000 and $71,000 for 2000,
  1999 and 1998, respectively                   (438,000)        (159,000)        (165,000)
                                             -----------      -----------      -----------

Balance, end of year                         $ 5,860,000      $ 4,585,000      $ 3,271,000
                                             ===========      ===========      ===========

      The recorded investment in loans that are considered to be impaired under SFAS No. 114 as amended by SFAS No. 118 (all of which were on a non-accrual basis) was $431,000 and $634,000 at December 31, 2000 and 1999, respectively (all of which have a related allowance for loan and lease loss). The allowance for loan and lease losses applicable to impaired loans was $92,000 and $160,000 at December 31, 2000 and 1999, respectively. Interest of $8,000, $46,000 and $43,000 was recognized on average impaired loans of $732,000, $543,000 and $639,000, during 2000, 1999 and 1998, respectively. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is insignificant for the years ended December 31, 2000, 1999 and 1998.

4.    INVESTMENT IN LEASES

      The Company is the lessor of equipment under agreements expiring in various future years. Certain of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

      Property leased or held for lease to others under operating leases consists of the following:

                                        2000           1999

Equipment                            $5,330,000     $6,862,000
Unamortized initial direct costs         39,000         73,000
                                     ----------     ----------
                                      5,369,000      6,935,000
Less accumulated depreciation         2,969,000      2,888,000
                                     ----------     ----------

Total                                $2,400,000     $4,047,000
                                     ==========     ==========

      The Company's net investment in direct financing leases consists of the following at December 31, 2000 and 1999:

                                               2000              1999

Minimum lease payments receivable          $ 25,134,000      $ 22,968,000
Unamortized initial direct costs                443,000           354,000
Estimated unguaranteed residual values          617,000           503,000
Unearned income                              (3,017,000)       (2,340,000)
                                           ------------      ------------

Total                                      $ 23,177,000      $ 21,485,000
                                           ============      ============

      At December 31, 2000, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

                                        DIRECT          OPERATING
                                   FINANCING LEASES  OPERATING LEASES

2001                                 $ 10,929,000      $ 1,332,000
2002                                    7,544,000          948,000
2003                                    4,366,000          246,000
2004                                    1,726,000           17,000
2005                                      558,000               --
Thereafter                                 11,000               --
                                     ------------      -----------

Total                                $ 25,134,000      $ 2,543,000
                                     ============      ===========

5.    PREMISES AND EQUIPMENT

      The major classes of premises and equipment are summarized as follows:

                                                DECEMBER 31,
                                           2000             1999

Leasehold improvements                 $ 2,337,000      $ 1,807,000
Furniture, fixtures, and equipment       5,751,000        5,393,000
                                       -----------      -----------
                                         8,088,000        7,200,000
Accumulated depreciation                (4,476,000)      (3,594,000)
                                       -----------      -----------

                                       $ 3,612,000      $ 3,606,000
                                       ===========      ===========

6.    CERTIFICATES OF DEPOSIT

      The composition of certificates of deposit is as follows:

                           2000             1999

Less than $100,000     $ 25,162,000     $ 23,870,000
$100,000 and more       109,506,000       98,386,000
                       ------------     ------------

                       $134,668,000     $122,256,000
                       ============     ============

      Related interest expense is as follows:

                          2000           1999           1998

Less than $100,000     $1,479,000     $1,320,000     $1,166,000
$100,000 and more       6,362,000      3,337,000      2,658,000
                       ----------     ----------     ----------

                       $7,841,000     $4,657,000     $3,824,000
                       ==========     ==========     ==========

      Maturities of certificates of deposit of $100,000 and more are as follows:

                                      2000

Less than three months            $ 65,098,000
Three months up to six months       21,227,000
Six months up to one year           18,760,000
One year and over                    4,421,000
                                  ------------

                                  $109,506,000
                                  ============

7.    BORROWED FUNDS

      The Company has advances from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 6.42% to 6.89%. Advances are collateralized by qualifying loans and investment securities not otherwise pledged as collateral. At December 31, 2000 the FHLB advances are collateralized by loans of $82,460,000 and investment securities of $1,805,000.

      Aggregate annual maturities of advances are as follows:

YEAR

2001                                                  $35,140,000
2002                                                      140,000
2003                                                      140,000
2004                                                      140,000
2005                                                      140,000
Thereafter                                                140,000
                                                      -----------

Total                                                 $35,840,000
                                                      ===========

      Securities sold under agreements to repurchase are summarized as follows:

                                                                         DECEMBER 31,
                                                                     2000            1999

Securities (principally mortgage-backed securities) with an
  estimated fair value of $76,677,000 in 2000 and $53,827,000
  in 1999                                                         $65,827,000     $33,053,000
                                                                  ===========     ===========

      The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition. Securities sold under agreements to repurchase averaged $47,876,000, $40,421,000 and $18,811,000 and the maximum amounts outstanding at any month-end during 2000, 1999 and 1998 were $68,306,000, $51,982,000 and $24,956,000, respectively. At December 31, 2000, the weighted average interest rate was 5.64%.

      Maturities of repurchase agreements are summarized as follows at December 31, 2000:

Overnight                     $61,223,000
Up to 30 days                   4,604,000
                              -----------

                              $65,827,000
                              ===========

8.    COMPANY OBLIGATED MANDATORILY REDEEMABLE
      PREFERRED SECURITIES OF A SUBSIDIARY TRUST

      In June 2000, the Company created a wholly-owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Trust issued $20,000,000 of 10.0% trust preferred securities and invested the proceeds thereof in 10.0% junior subordinated debentures of CoBiz Inc. The securities provide cumulative distributions at a 10% annual rate and the Company records the distributions in interest expense on the consolidated statement of income. The junior subordinated debentures will mature and the capital securities must be redeemed on June 30, 2030, which date may be shortened to a date not earlier that June 30, 2005, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of the trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

9.    INCOME TAXES

      The components of consolidated income tax expense are as follows:

                                          YEARS ENDED
                                          DECEMBER 31,

                             2000             1999             1998

Current tax expense      $ 4,947,000      $ 3,529,000      $ 2,295,000
Deferred tax benefit        (444,000)        (527,000)        (264,000)
                         -----------      -----------      -----------

Total                    $ 4,503,000      $ 3,002,000      $ 2,031,000
                         ===========      ===========      ===========

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

                                                                         DECEMBER 31,
                                                                     2000           1999

Deferred tax assets:
  Allowance for loan and lease losses                             $2,134,000     $1,594,000
  Unrealized loss on investment securities available for sale             --        559,000
  Direct financing leases                                            889,000        438,000
  Deferred loan fees                                                 496,000        309,000
  Vacation and other accrued liabilities                              89,000         49,000
  Other                                                                   --         84,000
                                                                  ----------     ----------

  Total deferred tax assets                                        3,608,000      3,033,000
                                                                  ----------     ----------

Deferred tax liabilities:
  Depreciation                                                       545,000        227,000
  Sale of assets                                                     457,000        288,000
  Unrealized gain on investment securities available for sale        231,000             --
  Deferred initial direct lease costs                                305,000        179,000
  Prepaid assets                                                     206,000        147,000
  Other                                                               19,000             --
                                                                  ----------     ----------

  Total deferred tax liabilities                                   1,763,000        841,000
                                                                  ----------     ----------

Net deferred tax assets                                           $1,845,000     $2,192,000
                                                                  ==========     ==========

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                    2000             1999             1998

Computed at the statutory rate
  (35% in 2000, 34% in 1999 and 1998)           $ 3,939,000      $ 2,693,000      $ 1,784,000
Increase (decrease) resulting from:
  Tax exempt interest income on loans
    and securities                                  (23,000)         (22,000)         (24,000)
  Nondeductible goodwill amortization               154,000          149,000          148,000
  State income taxes, net of federal income
    tax effect                                      350,000          256,000           71,000
  Meals and entertainment                            35,000           26,000               --
  Other                                              48,000         (100,000)          52,000
                                                -----------      -----------      -----------

Actual tax provision                            $ 4,503,000      $ 3,002,000      $ 2,031,000
                                                ===========      ===========      ===========

10.   SHAREHOLDERS' EQUITY

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

      The 1995 Incentive Stock Option Plan (the "1995 Plan") authorizes the issuance of 197,925 shares of Common Stock. One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Shares available for grant at December 31, 2000 totaled 483.

      The 1997 Incentive Stock Option Plan (the "1997 Plan") reserves 101,036 shares for issuance at not less than the market value of the Company's stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant at December 31, 2000 totaled 9,934.

      The 1998 Stock Incentive Plan (the "1998 Plan") reserves 425,000 shares of Common Stock for issuance, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 22,500 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant at December 31, 2000 totaled 192,048.

      The following is a summary of changes in shares under option:

                                             2000                   1999                   1998
                                  .             WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE

Outstanding, beginning of year       438,723     $ 8.10     277,826     $ 3.83     245,051     $ 3.12
  Granted                             89,800      14.52     166,110      15.94      39,844       8.60
  Exercised                           33,238       2.58       1,191       7.43          --         --
  Forfeited                            8,563      14.73       4,022       8.49       7,069       6.15
                                     -------     ------     -------     ------     -------     ------

Outstanding, end of year             486,722     $ 9.78     438,723     $ 8.10     277,826     $ 3.83
                                     =======     ======     =======     ======     =======     ======

Options exercisable, end of year     286,610     $ 7.32     234,264     $ 5.46     127,827     $ 2.75
                                     =======     ======     =======     ======     =======     ======

      The outstanding options at December 31, 2000 were exercisable at prices ranging from $2.12 to $18.00 per share. The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 6.80 years.

      The Company has elected to continue to account for its stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 2000, 1999 and 1998 to be $339,000, $538,000 and $41,000, respectively using the Black-Scholes option pricing model prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 5.03%, 6.56% and 4.72%; expected dividend yield of 1.53%, 1.64% and 0%; expected life of five years; and expected volatility of 33.04%, 38.09% and 36.16%. Had compensation cost been determined based on fair value at the grant date for the Company's stock options and based on the fair value of shares issued pursuant to the employee stock purchase plan described below in accordance with SFAS No. 123, the proforma effect on net income in 2000, 1999 and 1998 would have been a decrease of $168,000, $131,000 and $48,000, respectively. The effect on earnings per share is not material.

      DIVIDENDS - At December 31, 2000, the Company's ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. At December 31, 2000, the Bank could have paid total dividends to the Company of approximately $13.2 million, without prior regulatory approval.

      EARNINGS PER SHARE - Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                             2000           1999           1998

Net income                                $6,752,000     $4,919,000     $3,216,000

Less:  Preferred stock dividends                  --             --         77,000
                                          ----------     ----------     ----------

Income available to common
  shareholders                            $6,752,000     $4,919,000     $3,139,000
                                          ----------     ----------     ----------

Weighted average shares outstanding -
  basic earnings per share                 6,703,961      6,673,484      5,880,419

Effect of dilutive securities - stock
  options                                    189,513        191,509        214,488
                                          ----------     ----------     ----------

Weighted average shares outstanding -
  diluted earnings per share               6,893,474      6,864,993      6,094,097
                                          ==========     ==========     ==========

      EMPLOYEE STOCK PURCHASE PLAN - In January 2000, the Company's Board of Directors approved the adoption of an Employee Stock Purchase Plan ("ESPP"), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee's deduction toward the purchase of additional Common Stock. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company. During the year ended December 31, 2000, 5,458 shares were issued.

11.   COMMITMENTS AND CONTINGENCIES

      EMPLOYEE PROFIT SHARING TRUST - The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company's discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for 2000, 1999 and 1998, were $334,000, $277,000 and $149,000, respectively.

      LEASE COMMITMENTS - The Company entered into various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years, and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $1,269,000, $1,034,000 and $686,000,
      respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. The Company's corporate office lease expires June 30, 2009. Future minimum lease payments at December 31, 2000 under all noncancelable operating leases are as follows:

2001                                               $1,479,000
2002                                                1,455,000
2003                                                1,421,000
2004                                                1,237,000
2005                                                1,119,000
Thereafter                                          3,238,000
                                                   ----------

Total                                              $9,949,000
                                                   ==========

      Minimum payments have not been reduced by minimum sublease rentals of $35,000 due in the future under a non-cancelable sublease.

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments as of December 31, 2000:

Commitments to originate commercial or
  real estate construction loans and unused
  lines of credit granted to customers          $186,913,000
                                                ============

Commitments to fund consumer loans:

  Personal lines of credit and equity lines     $ 10,045,000
                                                ============

  Overdraft protection plans                    $  6,133,000
                                                ============

Letters of credit                               $  7,512,000
                                                ============

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

12.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000 and 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's categories.

      The following table shows the Company and the Bank's actual capital amounts and ratios and regulatory thresholds as of December 31, 2000 and 1999:

                                                                                             TO BE "WELL
                                                                                          CAPITALIZED" UNDER
                                                                  FOR CAPITAL             PROMPT CORRECTIVE
                                         ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
          AS OF                  ----------------------     -----------------------    ------------------------
    DECEMBER 31, 2000              AMOUNT        RATIO        AMOUNT         RATIO           AMOUNT      RATIO

COMPANY

Total capital
  (to risk weighted assets)      $68,765,000     14.0%      $39,185,000      8.0%              N/A        N/A

Tier I capital
  (to risk weighted assets)       58,475,000     11.9%       19,592,000      4.0%              N/A        N/A

Tier I capital
  (to average assets)             58,475,000      9.2%       25,397,000      4.0%              N/A        N/A

COLORADO BUSINESS BANK, N.A

Total capital
  (to risk weighted assets)      $66,041,000     13.5%      $39,148,000      8.0%      $48,960,000       10.0%

Tier I capital
  (to risk weighted assets)       60,181,000     12.3%       19,584,000      4.0%       29,376,000        6.0%

Tier I capital
  (to average assets)             60,181,000      9.8%       24,558,000      4.0%       30,697,000        5.0%

                                                                                             TO BE "WELL
                                                                                          CAPITALIZED" UNDER
                                                                  FOR CAPITAL             PROMPT CORRECTIVE
                                         ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
          AS OF                  ----------------------     -----------------------    ------------------------
    DECEMBER 31, 1999              AMOUNT        RATIO        AMOUNT         RATIO         AMOUNT         RATIO

COMPANY

Total capital
  (to risk weighted assets)      $41,622,000    10.7%       $31,265,000       8.0%              N/A        N/A

Tier I capital
  (to risk weighted assets)       37,037,000     9.5%        15,632,000       4.0%              N/A        N/A

Tier I capital
  (to average assets)             37,037,000     7.8%        18,893,000       4.0%              N/A        N/A

COLORADO BUSINESS BANK, N.A.

Total capital
  (to risk weighted assets)      $40,297,000    10.3%       $31,242,000       8.0%      $39,052,000       10.0%

Tier I capital
  (to risk weighted assets)       35,712,000     9.1%        15,621,000       4.0%       23,431,000        6.0%

Tier I capital
  (to average assets)             35,712,000     7.6%        18,872,000       4.0%       23,591,000        5.0%

13.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Presented below are the changes in other comprehensive income (loss) for the periods indicated.

                                                         2000             1999             1998

Other comprehensive income (loss), before tax:
  Unrealized gain (loss) on available for sale
    securities arising during the period             $ 2,097,000      $(1,959,000)     $   455,000
  Reclassification adjustment for gains (losses)
   arising during the period                                  --               --         (161,000)
                                                     -----------      -----------      -----------

Other comprehensive income (loss), before tax          2,097,000       (1,959,000)         294,000

Tax (expense) benefit related to items of other
  comprehensive income (loss)                           (787,000)         731,000         (110,000)
                                                     -----------      -----------      -----------

Other comprehensive income (loss), net of tax        $ 1,310,000      $(1,228,000)     $   184,000
                                                     ===========      ===========      ===========

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                       DECEMBER 31, 2000               DECEMBER 31, 1999
                                                                    ESTIMATED                       ESTIMATED
                                                    CARRYING          FAIR          CARRYING          FAIR
                                                     VALUE            VALUE          VALUE            VALUE
Financial assets:
  Cash and due from banks                         $ 24,836,000    $ 24,836,000    $ 18,687,000    $ 18,687,000
  Investment securities available for sale         137,898,000     137,898,000     101,456,000     101,456,000
  Investment securities held to maturity             4,368,000       4,407,000       5,620,000       5,648,000
  Other investments                                  3,818,000       3,818,000       2,845,000       2,845,000
  Loans and leases, net                            444,738,000     442,103,000     346,094,000     340,028,000
  Accrued interest receivable                        3,224,000       3,224,000       2,167,000       2,167,000

Financial liabilities:
  Deposits                                         450,777,000     419,239,000     383,329,000     348,011,000
  Federal funds purchased                           10,400,000      10,400,000       1,300,000       1,300,000
  Securities sold under agreements to
    repurchase                                      65,827,000      65,827,000      33,053,000      33,050,000
  Advances from Federal Home Loan Bank              35,840,000      35,861,000      30,980,000      30,926,000
  Accrued interest payable                             934,000         934,000         829,000         829,000
  Company obligated mandatorily redeemable
    preferred securities of a subsidiary trust      20,000,000      19,993,000              --              --

      The estimation methodologies utilized by the Company are summarized as follows:

      CASH AND CASH EQUIVALENTS - For cash and due from banks the carrying amount is a reasonable estimate of fair value.

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

      COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST - The fair value of company obligated mandatorily redeemable preferred securities is calculated at the quoted market price.

      COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The Company's off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management's opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.   SEGMENTS

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

      Results of operations and selected financial information by operating segment are as follows:

                                                     YEARS ENDED
                                                     DECEMBER 31,
DOLLARS IN THOUSANDS:                      2000          1999          1998

Total interest income:
  Commercial Banking                     $ 46,430      $ 32,201      $ 24,022
  Equipment Leasing                         1,725         1,435           932
  All Other                                     7            25            89
  Eliminations                             (1,589)       (1,252)       (1,144)
                                         --------      --------      --------

Consolidated                             $ 46,573      $ 32,409      $ 23,899
                                         ========      ========      ========

Total interest expense:
  Commercial Banking                     $ 19,473      $ 11,843      $  8,335
  Equipment Leasing                         1,582         1,261         1,085
  All Other                                 1,044            --           301
  Eliminations                             (1,589)       (1,250)       (1,144)
                                         --------      --------      --------

Consolidated                             $ 20,510      $ 11,854      $  8,577
                                         ========      ========      ========

Provision for loan and lease losses:
  Commercial Banking                     $  1,472      $  1,425      $  1,114
  Equipment Leasing                           241            48            74
                                         --------      --------      --------

Consolidated                             $  1,713      $  1,473      $  1,188
                                         ========      ========      ========

Noninterest income:
  Commercial Banking                     $  2,642      $  2,243      $  1,769
  Equipment Leasing                         2,316         2,538         2,521
  All Other                                   954           782           384
  Eliminations                             (1,191)         (953)         (428)
                                         --------      --------      --------

Consolidated                             $  4,721      $  4,610      $  4,246
                                         ========      ========      ========

Depreciation and amortization:
  Commercial Banking                     $  1,493      $  1,366      $  1,032
  Equipment Leasing                         1,664         2,053         1,914
  All Other                                    61            28            18
                                         --------      --------      --------

Consolidated                             $  3,218      $  3,447      $  2,964
                                         ========      ========      ========

Income tax expense (benefit):
  Commercial Banking                     $  5,236      $  3,043      $  2,341
  Equipment Leasing                            26            69           (36)
  All Other                                  (759)         (110)         (274)
                                         --------      --------      --------

Consolidated                             $  4,503      $  3,002      $  2,031
                                         ========      ========      ========

                                        YEARS ENDED
                                        DECEMBER 31,
DOLLARS IN THOUSANDS:        2000           1999           1998

Net income (loss):
  Commercial Banking      $   8,124      $   5,140      $   3,649
  Equipment Leasing              35            146            (52)
  All Other                  (1,274)          (195)          (433)
  Eliminations                 (133)          (172)            52
                          ---------      ---------      ---------

Consolidated              $   6,752      $   4,919      $   3,216
                          =========      =========      =========

Identifiable assets:
  Commercial Banking      $ 631,770      $ 491,376      $ 365,837
  Equipment Leasing          25,402         26,137         18,512
  All Other                   3,155          1,990            889
  Eliminations              (27,264)       (27,494)       (18,688)
                          ---------      ---------      ---------

Consolidated              $ 633,063      $ 492,009      $ 366,550
                          =========      =========      =========

Capital expenditures:
  Commercial Banking      $   1,102      $   1,469      $   2,416
  Equipment Leasing               5             77             32
  All Other                     122            178            131
                          ---------      ---------      ---------

Consolidated              $   1,229      $   1,724      $   2,579
                          =========      =========      =========

16.   ACQUISITION-RELATED ACTIVITY (UNAUDITED)

      On March 8, 2001, CoBiz completed the acquisition of First Capital Bank of Arizona ("First Capital Bank"). The acquisition was structured as a merger between First Capital Bank and a wholly-owned subsidiary formed to participate in the merger. First Capital Bank is an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital Bank common stock was converted into 2.266 shares of CoBiz common stock, resulting in the issuance of approximately 1,653,000 shares of CoBiz common stock to the former First Capital Bank shareholders. In addition, CoBiz assumed approximately 244,000 options that had been issued to First Capital Bank employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and First Capital Bank will be combined and reflected at their historical amounts. CoBiz's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $640.8 million, $456.4 million and $48.0 million, respectively. First Capital Bank's total assets, total deposits and total shareholders' equity on the date of the merger amounted to approximately $109.8 million, $95.5 million and $11.6 million, respectively.

      On March 1, 2001, CoBiz completed its acquisition of Milek Insurance Services, Inc ("Milek"). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as, risk management consulting services to small- and medium-sized businesses and individuals. The shareholders of Milek received 44,463 shares of CoBiz common stock, valued at $780,000, as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

      The following table presents the historical results for CoBiz, First Capital Bank and Milek and the consolidated results of operations after giving effect to the acquisitions.

                                 HISTORICAL       PRO FORMA
                                    COBIZ          COMBINED
                                        (UNAUDITED)

Year ended December 31, 2000

  Net interest income            $26,063,000     $30,363,000
  Noninterest income               4,721,000       5,745,000
  Net income                       6,752,000       8,124,000

Net income per common share:

  Basic                          $      1.01     $      0.97
  Diluted                               0.98            0.93

Year ended December 31, 1999

  Net interest income            $20,555,000     $24,064,000
  Noninterest income               4,610,000       5,622,000
  Net income                       4,919,000       5,885,000

Net income per common share:

  Basic                          $      0.74     $      0.70
  Diluted                               0.72            0.68

Year ended December 31, 1998

  Net interest income            $15,322,000     $17,836,000
  Noninterest income               4,246,000       5,052,000
  Net income                       3,216,000       3,666,000

Net income per common share:

  Basic                          $      0.53     $      0.47
  Diluted                               0.51            0.46

                                   * * * * * *

                                 EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
- --------------                     -----------
(1)     2        Amended and Restated Agreement and Plan of Merger dated
                 November 28, 2000.

(2)(3)  3.1      Amended and restated Articles of Incorporation of the
                 Registrant, as amended.

(2)     3.2      Amended and restated Bylaws of the Registrant.

(4)     4.1      Form of Indenture

(4)     4.2      Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)

(4)     4.3      Certificate of Trust

(4)     4.4      Form of Trust Agreement

(4)     4.5      Form of Amended and Restated Trust Agreement

(4)     4.6      Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)     4.7      Form of Capital Securities Guarantee Agreement

(4)     4.8      Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)    10.1      CoBiz Inc. 1998 Stock Incentive Plan.

(2)    10.2      Amended and Restated CoBiz Inc. 1997 Incentive Stock Option
                 Plan.

(2)    10.3      Amended and Restated CoBiz Inc. 1995 Incentive Stock Option
                 Plan.

(2)    10.4      Shareholders Agreement of Colorado Business Leasing, Inc.,
                 dated as of March 29, 1996, by and among The Women's Bank,
                 N.A., Richard M. Hall, Jr., James F. Enssle, Andrea J. Johnson
                 and Colorado Business Leasing, Inc.

+(2)   10.5      License Agreement, dated as of November 19, 1997, by and
                 between Jack Henry & Associates, Inc. and Colorado Business
                 Bank, N.A.

+(2)   10.6      Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business
                 Bank, N.A.

+(2)   10.7      Computer Software Maintenance Agreement, dated as of November
                 19, 1997, by and between Jack Henry & Associates, Inc. and
                 Colorado Business Bank, N.A.

(2)    10.8      Employment Agreement, dated as of March 1, 1995, by and
                 between Equitable Bankshares of Colorado, Inc. and Jonathan C.
                 Lorenz.

(2)    10.9      Employment Agreement, dated as of May 8, 1995, by and between
                 Equitable Bankshares of Colorado, Inc. and Virginia K.
                 Berkeley.

(2)   10.10      Employment Agreement, dated as of January 3, 1998, by and
                 between CoBiz Inc. and Richard J. Dalton.

(2)   10.11      Employment Agreement, dated as of February 29, 1996, by and between Equitable Bankshares of Colorado, Inc. and Darrell J.
                 Schulte.

(2)   10.12      Employment Agreement, dated as of June 12, 1995, by and
                 between CoBiz Inc. and Charles E. Holmes.

(2)   10.13      Employment Agreement, dated as of November 16, 1997, by and between CoBiz Inc. and Andrew L. Bacon.

(2)   10.14      Employment Agreement, dated as of October 1, 1997, by and
                 between CoBiz Inc. and K. Denise Albrecht.

(2)   10.15      Employment Agreement, dated as of March 29, 1996, by and
                 between Colorado Business Leasing, Inc. and Richard M. Hall,
                 Jr.

(2)   10.16      Employment Agreement, dated as of September 29, 1995, by and between Equitable Bankshares of Colorado, Inc. and Katherine
                 H. Kaley.

(2)   10.17      Employment Agreement, dated as of January 8, 1996, by and
                 between CoBiz Inc. and Robert J. Ostertag.

(2)   10.18      Retail Lease, dated as of April 1, 1991, by and between
                 Southbridge Plaza, L.P. and Equitable Bank of Littleton, N.A.

(2)   10.19      First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business
                 Bank, N.A., formerly known as Equitable Bank of Littleton,
                 N.A.

(2)   10.20      Office Lease, dated as of December 2, 1996, by and between
                 Elliott Kiowa, Inc. and Colorado Business Bank, N.A.

(2)   10.21      Lease, dated as of December 1, 1997, by and between Spencer
                 Enterprises and Colorado Business Bank, N.A.

(2)   10.22      Office Lease, dated as of February 23, 1996, by and between
                 Colorado Business Leasing, Inc. and Denver Place Associates
                 Limited Partnership.

(5)   10.23      Lease Agreement between Kesef, LLC and CoBiz Inc.

(5)   10.24      Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado
                 Business Bank of Boulder National Association

(5)    10.25     Office Building Lease between Hanover Resources Inc. and
                 Colorado Business Bank, N.A.

(5)    10.26     Employment Agreement between CoBiz Inc. and Kevin G. Quinn

(6)    10.27     Lease Agreement between Edwards Interchange II, LLC and
                 Colorado Business Bank, National Association

(6)    10.28     Office Lease between Bank One, Colorado, N.A., as Trustee for the Frank G. Jamison Trust, dated September 2, 1956 and
                 Colorado Business Bank, N.A.

(7)    10.29     Lease, dated July 27, 1999, between Joan H. Travis and
                 Colorado Business Bank, N.A.

(7)    10.30     Employment Agreement, dated April 12, 1999, by and between
                 CoBiz Inc. and Randal Garman.

(8)    10.31     Employment Agreement, dated May 20, 1998, by and between CoBiz
                 Inc. and J. Henry Schonewise.

(9)    10.32     Employment Agreement, dated January 1, 2000, by and between
                 Colorado Business Bankshares, Inc. and Lyne Andrich.

(9)    10.33     Promissory note between American National Bank and Trust
                 Company of Chicago and Colorado Business Bankshares, Inc.

(10)   10.34     First Amendment to Lease Agreement between Kesef, LLC and
                 Colorado Business Bankshares, Inc. dated May 1, 1998.

(11)   10.35     2000 Employee Stock Purchase Plan.

       21        List of subsidiaries

       23        Consent of Deloitte & Touche LLP

- ------------

(1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-51866).

(2) Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-50037).

(3) Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on March 23, 2001.

(4) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-37674).

(5) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, as filed on May 17, 1999.

(7) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed on November 12, 1999.

(8) Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed on March 30, 2000.

(9) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed on May 12, 2000.

(10) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(11) Incorporated herein by reference from the Registrant's Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.


+ Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.