Form 10-Q
period 2001-03-31
COBIZ INC
filed 2001-05-18
CIK 1028734

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                             ---------------------

                        COMMISSION FILE NUMBER 000-24445

                             ---------------------



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

                             Yes  X    No
                                 ---      ----

There were 8,419,068 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of May 13, 2001.



================================================================================

                                   COBIZ INC.



                          PART I. FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       ----
Item 1.           Financial Statements                                                   1

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk            17


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                     None

Item 2.           Changes in Securities and Use of Proceeds                             19

Item 3.           Defaults Upon Senior Securities                                       None

Item 4.           Submission of Matters to a Vote of Security Holders                   20

Item 5.           Other Information                                                     None

Item 6.           Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                              22

ITEM 1.  FINANCIAL STATEMENTS


                                   COBIZ INC.
                      Consolidated Statements of Condition
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)


                                                                                     March 31,     December 31,
                                                                                       2001            2000
                                                                                   -------------   -------------
                                    ASSETS
Cash and due from banks                                                            $  22,762,000   $  29,060,000
Federal funds sold                                                                    26,713,000       6,935,000
                                                                                   -------------   -------------
      Total cash and cash equivalents                                                 49,475,000      36,995,000
                                                                                   -------------   -------------
Investment securities available for sale (cost of $158,669,000 and
      $157,256,000, respectively)                                                    160,179,000     157,743,000

Investment securities held to maturity (fair value of $4,173,000 and
      $4,407,000, respectively)                                                        4,224,000       4,368,000
Other investments                                                                      4,958,000       4,456,000
                                                                                   -------------   -------------
      Total investments                                                              169,361,000     166,567,000
                                                                                   -------------   -------------
Loans and leases, net                                                                544,940,000     517,624,000
Excess of cost over fair value of net assets acquired, net                             3,894,000       3,804,000
Investment in operating leases                                                         2,414,000       2,400,000
Premises and equipment, net                                                            4,691,000       4,513,000
Accrued interest receivable                                                            4,182,000       4,066,000
Deferred income taxes                                                                  2,087,000       2,221,000
Other                                                                                  2,488,000       2,640,000
                                                                                   -------------   -------------
TOTAL ASSETS                                                                       $ 783,532,000   $ 739,830,000
                                                                                   =============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Demand                                                                         $ 126,333,000   $ 141,241,000
    NOW and money market                                                             219,203,000     210,820,000
    Savings                                                                            5,426,000       5,703,000
    Certificates of deposit                                                          237,598,000     185,169,000
                                                                                   -------------   -------------
      Total deposits                                                                 588,560,000     542,933,000
Federal funds purchased                                                                       --      10,400,000
Securities sold under agreements to repurchase                                        66,477,000      65,827,000
Advances from Federal Home Loan Bank                                                  43,070,000      38,570,000
Accrued interest and other liabilities                                                 5,107,000       3,661,000
Company obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely subordinated debentures                        20,000,000      20,000,000
                                                                                   -------------   -------------
      Total liabilities                                                              723,214,000     681,391,000

Shareholders' equity:
    Cumulative preferred, $.01 par value; 2,000,000 shares authorized;
     None outstanding
    Common, $.01 par value; 25,000,000 shares
     authorized; 8,416,187 and 8,412,330 shares issued and
     outstanding, respectively                                                            84,000          84,000
    Additional paid-in capital                                                        40,486,000      40,457,000
    Retained earnings                                                                 18,813,000      17,595,000
    Accumulated other comprehensive income, net of income tax
     of $576,000 and $184,000, respectively                                              935,000         303,000
                                                                                   -------------   -------------
     Total shareholders' equity                                                       60,318,000      58,439,000
                                                                                   -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 783,532,000   $ 739,830,000
                                                                                   =============   =============


     See accompanying notes to consolidated condensed financial statements.

                                   COBIZ INC.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                    -------------------------------
                                                                         2001             2000
                                                                    --------------   --------------
INTEREST INCOME:
  Interest and fees on loans and leases                             $   12,664,000   $   10,012,000
  Interest and dividends on investment securities:
   Taxable securities                                                    2,612,000        1,906,000
   Nontaxable securities                                                    25,000           13,000
   Dividends on securities                                                  73,000           46,000
  Federal funds sold and other                                             228,000           33,000
                                                                    --------------   --------------
   Total interest income                                                15,602,000       12,010,000
INTEREST EXPENSE:
  Interest on deposits                                                   5,318,000        4,088,000
  Interest on short-term borrowings                                      1,619,000          880,000
  Interest on mandatorily redeemable preferred securities
  of
   subsidiary trust                                                        500,000               --
                                                                    --------------   --------------
   Total interest expense                                                7,437,000        4,968,000
NET INTEREST INCOME BEFORE PROVISION FOR
   LOAN AND LEASE LOSSES                                                 8,165,000        7,042,000
Provision for loan and lease losses                                        737,000          599,000
                                                                    --------------   --------------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN AND LEASE LOSSES                                                 7,428,000        6,443,000
                                                                    --------------   --------------
NONINTEREST INCOME:
  Service charges                                                          405,000          319,000
  Operating lease income                                                   434,000          528,000
  Trust fee income                                                         168,000          119,000
  Insurance revenue                                                        336,000          203,000
  Other income                                                             247,000          238,000
                                                                    --------------   --------------
                                                                    --------------   --------------
   Total noninterest income                                              1,590,000        1,407,000
                                                                    --------------   --------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                         3,242,000        2,626,000
  Occupancy expenses, premises and equipment                             1,066,000          899,000
  Depreciation on leases                                                   340,000          434,000
  Amortization of intangibles                                              111,000          111,000
  Other                                                                  1,533,000          734,000
                                                                    --------------   --------------
   Total noninterest expense                                             6,292,000        4,804,000
                                                                    --------------   --------------
INCOME BEFORE INCOME TAXES                                               2,726,000        3,046,000
Provision for income taxes                                               1,052,000        1,181,000
                                                                    --------------   --------------
NET INCOME                                                          $    1,674,000   $    1,865,000
                                                                    ==============   ==============

UNREALIZED APPRECIATION ON INVESTMENT
   SECURITIES AVAILABLE FOR SALE, net of tax                               632,000           61,000
                                                                    --------------   --------------
COMPREHENSIVE INCOME                                                $    2,306,000   $    1,926,000
                                                                    ==============   ==============

EARNINGS PER SHARE:
  Basic                                                             $         0.20   $         0.22
                                                                    ==============   ==============
  Diluted                                                           $         0.19   $         0.21
                                                                    ==============   ==============
CASH DIVIDENDS PER SHARE:                                           $         0.06   $         0.05
                                                                    ==============   ==============

                                   COBIZ INC.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    2001            2000
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   1,674,000    $   1,865,000
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Net amortization on investment securities                            19,000           19,000
 Depreciation and amortization                                       811,000          859,000
 Provision for loan and lease losses                                 737,000          599,000
 Deferred income taxes                                              (258,000)        (100,000)
 (Gain) loss on sale of premises and equipment
                                                                      (5,000)           6,000
Changes in:
 Accrued interest receivable                                        (116,000)        (295,000)
 Other assets                                                        197,000         (132,000)
 Accrued interest and other liabilities                            1,446,000          (42,000)
                                                               -------------    -------------
   Net cash provided by operating activities                       4,505,000        2,779,000
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in other investments                                    (502,000)        (506,000)
 Purchase of investment securities available for sale            (17,352,000)        (500,000)
 Maturities of investment securities held to maturity                140,000           97,000
 Maturities of investment securities available for sale           15,926,000        5,586,000
 Loan and lease originations and repayments, net                 (28,419,000)     (16,359,000)
 Purchase of premises and equipment                                 (553,000)        (103,000)
 Purchase of minority interest                                      (200,000)              --
 Proceeds from sale of premises and equipment                         30,000          111,000
                                                               -------------    -------------
   Net cash used in investing activities                         (30,930,000)     (11,674,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW, money market,
   and savings accounts                                           (6,802,000)      32,129,000
 Net increase in certificates of deposit                          52,429,000        7,770,000
 Net decrease in federal funds purchased                         (10,400,000)      (2,300,000)
 Net increase in securities sold under agreements
   to repurchase                                                     650,000        3,683,000
 Advances from the Federal Home Loan Bank                         45,000,000       31,300,000
 Repayment of advances from the Federal Home Loan Bank           (40,500,000)     (50,800,000)
 Net increase in debt issuance costs                                 (45,000)              --
 Proceeds from exercise of stock options                              29,000           85,000
 Dividends paid on common stock                                     (456,000)        (370,000)
                                                               -------------    -------------
   Net cash provided by financing activities                      39,905,000       21,497,000
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                      13,480,000       12,602,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                           35,995,000       23,606,000
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                                        $  49,475,000    $  36,208,000
                                                               =============    =============

                           COBIZ INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., CoBiz Insurance, Inc., Colorado Business Bankshares Capital Trust I, First Capital Bank of Arizona, ("First Capital"), Colorado Business Bank, N.A. ("CBB"), and CBB's equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), collectively referred to as the "Company or CoBiz".

         On March 19, 2001, CBB acquired all of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of CBB.

         On March 8, 2001, CoBiz completed the acquisition of First Capital. The acquisition was structured as a merger between First Capital and a wholly-owned subsidiary formed to participate in the merger. First Capital is an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 2.266 shares of CoBiz common stock, resulting in the issuance of 1,656,591 shares of CoBiz common stock to the former First Capital shareholders. In addition, CoBiz assumed approximately 244,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and First Capital have been combined and reflected at their historical amounts.

         On March 1, 2001, CoBiz completed its acquisition of Milek Insurance Services, Inc ("Milek"). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small- and medium-sized businesses and individuals. The shareholders of Milek received 44,763 shares of CoBiz common stock as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

         A reconciliation of results of operations previously reported by the separate companies for the three months ended March 31, 2000 to the condensed consolidated results of the Company is as follows:


                                                               Historical
                                           ----------------------------------------------------
                                            As previously     First Capital    Milek Insurance
                                               reported      Bank of Arizona    Services, Inc.     Combined
                                           ---------------   ---------------   ----------------  -------------
                                                                  (Unaudited)
Interest income                            $    10,127,000   $     1,882,000   $         1,000   $  12,010,000
                                           ---------------   ---------------   ---------------   -------------

Interest expense                                 4,106,000           862,000                --       4,968,000

  Net interest income                            6,021,000         1,020,000             1,000       7,042,000
Provision for loan and lease losses                573,000            26,000                --         599,000
                                           ---------------   ---------------   ---------------   -------------
Net interest income after provision
  for loan and lease losses                      5,448,000           994,000             1,000       6,443,000
Noninterest income                               1,140,000            65,000           202,000       1,407,000
Noninterest expense                              4,097,000           578,000           129,000       4,804,000
                                           ---------------   ---------------   ---------------   -------------
Income before income taxes                       2,491,000           481,000            74,000       3,046,000
Provision for income taxes                         997,000           184,000                --       1,181,000
                                           ---------------   ---------------   ---------------   -------------
Net income                                 $     1,494,000   $       297,000   $        74,000   $   1,865,000
                                           ===============   ===============   ===============   =============

Earning per share:
    Basic
                                           $          0.22                                       $        0.22
                                           ===============                                       =============
    Diluted                                $          0.22                                       $        0.21
                                           ===============                                       =============


         All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

         The consolidated condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2.       EARNINGS PER COMMON SHARE

         Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                     -----------------------------
                                                         2001             2000
                                                     -------------   -------------
Income available to common shareholders              $   1,674,000   $   1,865,000
                                                     -------------   -------------

Weighted average shares outstanding -
   basic earnings per share                              8,415,702       8,399,472

Effect of dilutive securities - stock options              372,179         281,934
                                                     -------------   -------------

Weighted average shares outstanding -
   diluted earnings per share                            8,787,881       8,681,406
                                                     =============   =============



3.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral after March 31, 2001 and requires certain disclosures, but it carries over most of SFAS's No. 125's provisions without reconsideration. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

4.       COMPREHENSIVE INCOME

         Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

                                                             Three Months Ended
                                                                  March 31,
                                                     ----------------------------------
                                                          2001                2000
                                                     ---------------    ---------------
Other comprehensive income, before tax:
   Unrealized gain on available for sale
       securities arising during the period          $     1,024,000    $       100,000

   Reclassification adjustment for gains
       arising during the period                                  --                 --
                                                     ---------------    ---------------

Other comprehensive income, before tax                     1,024,000            100,000

Tax expense related to items of
   other comprehensive income                               (392,000)           (39,000)
                                                     ---------------    ---------------

Other comprehensive income, net of tax               $       632,000    $        61,000
                                                     ===============    ===============


5.       SEGMENTS

         The Company distinguishes its segments based on geographic markets served. Currently, our reportable operating segments are Colorado Business Bank and First Capital. Previously, the Company reported Leasing as a separate segment. As a result of the acquisition of First Capital, Leasing is no longer considered a reportable operating segment since its revenues, operating profit, and assets are not material to the consolidated Company.

         Our principal activities include commercial banking in Colorado and Arizona. Colorado Business Bank is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. The First Capital acquisition represents the first step in implementing our strategy for expansion into geographic markets outside of Colorado. First Capital is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City. Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company, CoBiz Connect, Inc., CoBiz Insurance, Inc. and Colorado Business Bankshares Capital Trust I.

         The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

                                               AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                         Colorado                       Corporate
                                         Business         First        Support and
                                           Bank          Capital          Other        Consolidated
                                      -------------   -------------   -------------    -------------
INCOME STATEMENT
   Total interest income              $  13,394,000   $   2,208,000   $          --    $  15,602,000
   Total interest expense                 5,722,000       1,215,000         500,000        7,437,000
   Other noninterest income               1,173,000          81,000         336,000        1,590,000
   Other noninterest expense              4,661,000         613,000       1,018,000        6,292,000
   Net Income                             2,331,000          35,000        (692,000)       1,674,000

BALANCE SHEET
   Total Assets                       $ 663,386,000   $ 119,297,000   $     849,000    $ 783,532,000
   Gross Loans and Leases               472,015,000      80,520,000              --      552,535,000
   Total Deposits                       487,381,000     101,179,000              --      588,560,000


                                               AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                         Colorado                       Corporate
                                         Business         First        Support and
                                           Bank          Capital          Other        Consolidated
                                      -------------   -------------   -------------    -------------
INCOME STATEMENT
   Total interest income              $  10,123,000   $   1,882,000   $       5,000    $  12,010,000
   Total interest expense                 4,106,000         862,000              --        4,968,000
   Other noninterest income               1,146,000          65,000         196,000        1,407,000
   Other noninterest expense              4,009,000         577,000         218,000        4,804,000
   Net Income                             1,551,000         297,000          17,000        1,865,000

BALANCE SHEET
   Total Assets                       $ 511,640,000   $  89,926,000   $     382,000   $  601,948,000
   Gross Loans and Leases               363,564,000      66,362,000              --      429,926,000
   Total Deposits                       419,308,000      78,904,000              --      498,212,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements. For a discussion of the segments included in our principal activities, see Note 5 of Notes to Consolidated Financial Statements.


FINANCIAL CONDITION

         Our total assets increased by $43.7 million to $783.5 million as of March 31, 2001, from $739.8 million as of December 31, 2000. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $27.3 million, from $517.6 million at December 31, 2000, to $544.9 million as of March 31, 2001. Total investments were $169.4 million as of March 31, 2001, compared to $166.6 million as of December 31, 2000. The nominal increase in the investment portfolio was the result of utilizing our funding resources primarily to support loan demand, rather than investment purchases.

         Deposits increased by $45.6 million to $588.6 million as of March 31, 2001, from $542.9 million as of December 31, 2000. Noninterest-bearing deposits decreased by $14.9 million, and interest-bearing deposits increased by $60.5 million. Securities sold under agreements to repurchase were $66.5 million at March 31, 2001 and $65.8 million at December 31, 2000. These repurchase agreements are transacted on behalf of our customers and are not considered a wholesale borrowing source. The decrease in noninterest-bearing demand accounts resulted from a spike in noninterest-bearing deposits at December 31, 2000 related to a few select customers that had significant short-term balances on deposit over year-end. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

         Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $43.1 million at March 31, 2001, compared to $38.6 million at December 31, 2000.

RESULTS OF OPERATIONS

Overview

         Net earnings available to common shareholders was $1.7 million for the quarter ended March 31, 2001, compared with $1.9 million for the quarter ended March 31, 2000. Net interest income increased by $1.1 million to $8.2 million for the quarter ended March 31, 2001, from $7.0 million for the quarter ended March 31, 2000. Earnings per share on a fully diluted basis for the first quarter was $0.19, versus $0.21 for the same period a year ago. Return on average assets was .90% and 1.28% for the first quarter of 2001 and 2000, respectively. Return on average common shareholders' equity was 10.95% for the quarter ended March 31, 2001, versus 14.80% for the quarter ended March 31, 2000.

         CoBiz completed its acquisitions of First Capital and Milek in the first quarter of 2001. Merger-related expenses, which primarily consisted of legal and accounting costs were $348,000 or $0.04 per fully diluted share on an after tax basis. Adjusting for the merger-related charges, combined operating earnings available to common shareholders was $2.0 million, or $0.23 per share on a fully diluted basis, an increase of 10% from $0.21 for the same quarter a year ago. Excluding merger-related costs, return on average assets was 1.08% and return on average common shareholders' equity was 13.23% for the quarter ended March 31, 2001.

         The following table presents condensed statements of income for the three months ended March 31, 2001 and 2000.

                                                              Three Months Ended March 31,
                                                 ----------------------------------------------------------
                                                                                   Increase (Decrease)
                                                                               ----------------------------
                                                     2001           2000          Amount            %
                                                 ------------   ------------   ------------    ------------
Interest income                                  $     15,602   $     12,010   $      3,592              30%
Interest expense                                        7,437          4,968          2,469              50%
                                                 ------------   ------------   ------------
Net interest income before provision
     for loan and lease losses                          8,165          7,042          1,123              16%
Provision for loan and lease losses                       737            599            138              23%
                                                 ------------   ------------   ------------
Net interest income after provision
     for loan and lease losses                          7,428          6,443            985              15%
Noninterest income                                      1,590          1,407            183              13%
Noninterest expense                                     6,292          4,804          1,488              31%
                                                 ------------   ------------   ------------
Income before income taxes                              2,726          3,046           (320)            (11)%
Provision for income taxes                              1,052          1,181           (129)            (11)%
                                                 ------------   ------------   ------------
Net income as reported                           $      1,674   $      1,865   $       (191)            (10)%
                                                 ============   ============   ============

Net income excluding merger-
   related charges                               $      2,022   $      1,865   $        157               8%
                                                 ============   ============   ============

Net Interest Income

         Net interest income before provision for loan and lease losses was $8.2 million for the quarter ended March 31, 2001, an increase of $1.1 million, or 16%, compared with the quarter ended March 31, 2000. Yields on our interest-earning assets were relatively level with 8.81% for the three months ended March 31, 2001, versus 8.80% for the three months ended March 31, 2000. Yields paid on interest-bearing liabilities increased by 53 basis points during this same period. The net interest margin was 4.67% for the quarter ended March 31, 2001, down from 5.23% for the quarter ended March 31, 2000. Part of the margin compression related to the $20 million of Trust Preferred Securities issued in June of 2000. The stated coupon on this debt is 10%. Also contributing to the decrease in the net interest margin was heightened competition for customer deposits, which resulted in higher rates on interest-bearing deposits. Average earning assets increased by 30% to $708.7 million for the first quarter of 2001, from $546.0 million for the first quarter of 2000.

         The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters and three months ended March 31, 2001 and 2000.

                                                                          For the three months ended March 31,
                                                       ------------------------------------------------------------------------
                                                                      2001                                2000
                                                       ------------------------------------  ----------------------------------
                                                                    Interest      Average                 Interest     Average
                                                        Average      earned        yield      Average      earned       yield
                                                        balance      or paid    or cost (1)   balance      or paid   or cost (1)
                                                       ---------    ---------   -----------  ---------    ---------  ----------
                                                                                (Dollars in thousands)
ASSETS:
Federal funds sold and other                           $  17,030    $     228        5.36%   $   2,145    $      33        6.15%
Investment securities (2)                                162,607        2,710        6.67%     124,650        1,965        6.31%
Loans and leases (3)                                     536,039       12,664        9.45%     424,470       10,012        9.43%
Allowance for loan and lease losses                       (7,017)          --        0.00%      (5,304)          --        0.00%
                                                       ---------    ---------                ---------    ---------
   Total interest-earning assets                         708,659       15,602        8.81%     545,961       12,010        8.80%

Noninterest-earning assets:
    Cash and due from banks                               27,670                                25,669
    Other                                                 21,711                                19,172
                                                       ---------                             ---------
          Total assets                                 $ 758,040                             $ 590,802
                                                       =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
    NOW and money market accounts                      $ 215,068    $   2,199        4.15%   $ 184,337    $   1,848        4.07%
   Savings                                                 5,152           29        2.28%       6,332           36        2.31%
   Certificates of deposit:
      Under $100,000                                      66,220          988        6.05%      46,202          617        5.42%
      $100,000 and over                                  137,290        2,102        6.21%     115,429        1,587        5.58%
                                                       ---------    ---------                ---------    ---------
   Total interest-bearing deposits                       423,730        5,318        5.09%     352,300        4,088        4.71%

Other borrowings:
   Securities and loans sold under agreements
      to repurchase and federal funds purchased           72,209          939        5.20%      38,433          474        4.93%
   FHLB advances                                          46,692          680        5.83%      27,088          406        6.00%
   Company obligated mandatorily redeemable
      preferred securities                                20,000          500       10.00%          --           --        0.00%
                                                       ---------    ---------                ---------    ---------
      Total interest-bearing liabilities                 562,631        7,437        5.34%     417,821        4,968        4.81%
Noninterest-bearing demand accounts                      129,499                               118,583
                                                       ---------                             ---------
      Total deposits and interest-bearing liabilities    692,130                               536,404
Other noninterest-bearing liabilities                      3,902                                 3,286
                                                       ---------                             ---------
        Total liabilities and preferred securities       696,032                               539,690
Shareholders' equity                                      62,008                                51,112
                                                       ---------                             ---------
      Total liabilities and shareholders' equity       $ 758,040                             $ 590,802
                                                       =========                             =========

Net interest income                                                 $   8,165                             $   7,042
                                                                    =========                             =========
Net interest spread                                                                  3.47%                                 3.99%
Net interest margin                                                                  4.67%                                 5.23%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                   125.95%                               130.67%


----------
(1) Average yield or cost for the three months ended March 31, 2001 and 2000 has been annualized and is not necessarily indicative of results for the entire year.

(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

         Noninterest income for the first quarter of 2001 was $1.6 million, compared to noninterest income of $1.4 million for the first quarter of 2000.

         Deposit service charges for the first quarter of 2001 were $405,000, a 27% increase over the first quarter of 2000. The increase was driven primarily by a higher number of deposit relationships and an increase in cash management analysis fees.

         There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $2.4 million at March 31, 2001, compared to $3.6 million at March 31, 2000.

         Positively affecting our noninterest income have been larger revenue contributions from our Trust Division, which was established in 1998. Insurance commission revenue is also up quarter over quarter.

         The following table presents noninterest income for the three months ended March 31, 2001 and 2000.

                                           Three Months Ended March 31,
                                -----------------------------------------------
                                                           Increase (Decrease)
                                                         ----------------------
                                   2001        2000        Amount         %
                                ----------  ----------   ---------    ---------
Service charges                 $      405  $      319   $      86           27%

Operating lease income                 434         528         (94)         (18)%

Other loan fees                         78          55          23           42%

Trust fee income                       168         119          49           41%

Insurance revenue                      336         203         133           66%
                                ----------  ----------   ---------

Other income                           160         163          (3)          (2)%

Gain on sale of other assets             9          20         (11)         (55)%

Gain on sale of securities              --          --          --            0%
                                ----------  ----------   ---------
    Total noninterest income    $    1,590  $    1,407   $     183           13%
                                ==========  ==========   =========




Noninterest Expense

         Total noninterest expense increased by $1.5 million to $6.3 million for the three months ended March 31, 2001. Included in our first quarter noninterest expense total was $563,000 of merger related costs associated with the acquisitions of First Capital and Milek.

         The increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. The Denver drive-up location was relocated to a larger, full-service center in May of 2000. We also launched CoBiz Connect, Inc. in May, 2000, expanding our product offerings to include employee benefits consulting, insurance brokerage and related administrative support to employers. The expenses of those new facilities were included in noninterest expense for the first quarter of 2001, but not for the first quarter of 2000.

         Depreciation on operating leases decreased by $94,000 for the three months ended March 2001 compared to the same period in 2000. As discussed above, management dedicated fewer resources to originating leases in 2000. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

         Included in our noninterest expense for the quarter ended 2001 and 2000 is goodwill amortization of $110,000. Goodwill of $6.4 million was recorded in connection with our original acquisition in 1994 and is being amortized over a 15-year period. The amortization of this asset adversely affects our net income, although it has no effect on our cash flow.

         The following table presents noninterest expense for the three months ended March 31, 2001 and 2000.


                                                       Three Months Ended March 31,
                                          -------------------------------------------------------
                                                                          Increase (Decrease)
                                                                      ---------------------------
                                              2001          2000         Amount           %
                                          ------------  ------------  ------------   ------------
Salaries and employee benefits            $      3,242  $      2,626  $        616             23%

Occupancy expenses, premises
     and equipment                               1,066           899           167             19%

Depreciation on leases                             340           434           (94)           (22)%

Amortization of intangibles                        111           111            --              0%

Other operating expenses                           970           734           236             32%

Merger related expenses                            563            --           563             --
                                          ------------  ------------  ------------
    Total noninterest expense             $      6,292  $      4,804  $      1,488             31%
                                          ============  ============  ============




PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

         The provision for loan and lease losses was $737,000 for the three months ended March 31, 2001, up from $599,000 for the three months ended March 31, 2000. Included in the first quarter 2001 charge was a $400,000 provision primarily to reflect the downgrade of one large credit in First Capital's portfolio. Management believes the downgrade is an isolated case and is not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $536.0 million for the first three months of 2001, up from $424.5 million for the first three months of 2000. As of March 31, 2001, the allowance for loan and lease losses amounted to $7.6 million, or 1.37% of total loans and leases.

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

                                        Three Months Ended      Year Ended     Three Months Ended
                                          March 31, 2001    December 31, 2000   March 31, 2000
                                        ------------------  -----------------  ------------------
                                                          (dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period         $         6,819    $         5,172    $         5,172
                                          ---------------    ---------------    ---------------
Charge-offs:
      Commercial                                       --               (189)              (107)
      Real estate -- mortgage                          --                (16)                --
      Real estate -- construction                      --                 --                 --
      Consumer                                         (8)               (67)                (2)
      Direct financing leases                         (30)              (225)              (209)
                                          ---------------    ---------------    ---------------
           Total charge-offs                          (38)              (497)              (318)
                                          ---------------    ---------------    ---------------
Recoveries:
      Commercial                                       54                 36                 14
      Real estate -- mortgage                          16                 --                 --
      Real estate -- construction                      --                 --                 --
      Consumer                                          7                 20                  1
      Direct financing leases                          --                  2                 --
                                          ---------------    ---------------    ---------------
           Total recoveries                            77                 59                 15
                                          ---------------    ---------------    ---------------
Net recoveries (charge-offs)                           39               (439)              (303)
Provisions for loan and lease losses
    charged to operations                             737              2,086                599
                                          ---------------    ---------------    ---------------
Balance of allowance for loan and lease
    losses at end of period               $         7,595    $         6,819    $         5,468
                                          ===============    ===============    ===============
Ratio of net recoveries (charge-offs)
    to average loans and leases (1)                  0.03%              (.10%)             (.29%)

Average loans and leases outstanding
    during the period                     $       536,039    $       459,713    $       424,470
                                          ===============    ===============    ===============


(1) The ratios for the three months ended March 31, 2001 and 2000 have been annualized. The March 31, 2001 ratio is not necessarily indicative of the results for the entire year.


NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $1.4 million as of March 31, 2001, compared with $504,000 as of December 31, 2000 and $794,000 as of

March 31, 2000. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                         At March 31,     At December 31,    At March 31,
                                                                             2001               2000             2000
                                                                        ---------------   ---------------   ---------------
                                                                                     (dollars in thousands)
Nonperforming loans and leases:
 Loans and leases 90 days or more delinquent and still accruing
  Interest                                                              $           121   $            37   $             2
 Nonaccrual loans and leases                                                      1,189               467               692
                                                                        ---------------   ---------------   ---------------
            Total nonperforming loans and leases                                  1,310               504               694
Repossessed assets                                                                   50                --               100
                                                                        ---------------   ---------------   ---------------
            Total nonperforming assets                                  $         1,360   $           504   $           794
                                                                        ===============   ===============   ===============
Allowance for loan and lease losses                                     $         7,595   $         6,819   $         5,468
                                                                        ===============   ===============   ===============
Ratio of nonperforming assets to total assets                                      0.17%             0.07%             0.13%
Ratio of nonperforming loans and leases to total loans and
  leases                                                                           0.24              0.10              0.16
Ratio of allowance for loan and lease losses to total loans
  and leases                                                                       1.37              1.30              1.27
Ratio of allowance for loan and lease losses to nonperforming
  loans and leases                                                               579.77          1,352.98            787.90


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

         We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. CBB and First Capital have approved federal funds purchase lines with seven other banks with an aggregate credit line of $62.7 million. In addition, CBB may apply for up to $26.4 million of State of Colorado time deposits. CBB and First Capital also have lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At March 31, 2001, we had $117.0 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

         We also use dividends paid by CBB and First Capital to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by CBB if the total of all dividends declared by CBB in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years and the declaration of dividends by First Capital is subject to Arizona state regulations. In addition, the Federal Deposit

Insurance Corporation Improvement Act of 1991 provides that neither CBB nor First Capital can pay a dividend if it will cause it to be "undercapitalized". CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from CBB and First Capital, and upon CoBiz's compliance with the capital adequacy guidelines of the Board of Governors of the Federal Reserve System.

         During the first three months of 2001, cash and cash equivalents increased by $13.5 million. This increase was primarily the result of $39.9 million in cash provided by financing activities (mainly customer deposits) and net cash of $4.5 million provided by operating activities. Offsetting this increase was cash used in investing activities of $30.9 million (mainly loan and lease originations).

         During the first three months of 2000, cash and cash equivalents increased by $12.6 million. This increase was primarily the result of $21.5 million in cash provided by financing activities (mainly customer deposits and repurchase agreements) and net cash of $2.8 million provided by operating activities. Offsetting this increase was cash used in investing activities of $11.7 million (mainly loan and lease originations).


EFFECTS OF INFLATION AND CHANGING PRICES

         The primary impact of inflation on our operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as CBB and First Capital are monetary in nature. As a result, the impact of interest rates on a financial institution's performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.


FORWARD LOOKING STATEMENTS

         The discussion in this report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect our operations, financial performance and other factors as discussed in our filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of our growth strategy, the possible loss of key personnel, factors that could affect our ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in our filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. We do not utilize derivative financial instruments to manage our interest rate risk. Our asset and liability management strategy is formulated and monitored by the asset/liability committee, in accordance with policies approved by the board of directors of CBB and First Capital. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The asset/liability committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

         The following table presents an analysis of the sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at March 31, 2001 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at March 31, 2001 will remain constant over the twelve-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.


                                           Change in Interest Rates in Basis Points
                               ---------------------------------------------------------------
                                  (200)         (100)         0            +100         +200
                               -----------    ---------    --------       ------       -------
Impact on:
   Net Interest Income                (6.7)%       (3.0)%       0.0%         3.2%          6.9%
   Market Value of Equity              1.9%         1.2%        0.0%        (2.0)%        (3.5)%

         Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of March 31, 2001, we had a positive cumulative interest rate gap for the period of less than one year. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a one-day position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.



PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         At a special meeting of shareholders held on March 6, 2001, an amendment to the articles of incorporation was approved allowing the shareholders to approve any action requiring shareholder approval by the vote provided in the Colorado Business Corporation Act for corporations formed after the effective date of that Act.

            On January 23, 2001, CoBiz issued 1,178 shares of its Common Stock to an employee upon exercise of options issued under its 1997 Incentive Stock Option Plan at $7.43 per share, for an aggregate purchase price of $8,752.54. On February 12, 2001, the Company filed a registration statement on Form S-8 that registered the resale of such securities by the holders.

            On March 1, 2001, CoBiz acquired all of the issued and outstanding capital stock of Milek Insurance Services, Inc. ("Milek"). The shareholders of Milek received 44,763 shares of CoBiz common stock, valued at $780,000, as consideration for the acquisition.

            All such shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by
Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of shareholders held on March 6, 2001, the following proposals were adopted by the margins indicated:

1. Approval of the Plan of Merger set forth in the Amended and Restated Agreement and Plan of Merger dated November 28, 2000 among Colorado Business Bankshares, Inc., FCBA Acquisition Corporation and First Capital Bank of Arizona pursuant to which CoBiz acquired First Capital.

                                   Number of Shares
                                   ----------------
         For                              5,408,123
         Against                              9,470
         Abstain                              1,720

2. Approval of an Amendment to the Articles of Incorporation changing the proper Corporate name of Colorado Business Bankshares, Inc. to CoBiz
         Inc.:

                                   Number of Shares
                                   ----------------
         For                             6,061,822
         Against                            13,685
         Abstain                             4,775

3. Approval of an Amendment to the Articles of Incorporation allowing the shareholders of Colorado Business Bankshares, Inc. to approve any action requiring shareholder approval by the vote required by the Colorado Business Corporation Act for Corporations formed after the effective date of that Act:

                                   Number of Shares
                                   ----------------
         For                              5,386,744
         Against                             30,829
         Abstain                              1,740

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

        (1) 3     Amendment to the Articles of Incorporation

           10.1 Employment Agreement, dated March 8, 2001, by and between CoBiz Inc. and Harold Mosanko

        (2)10.2 First Capital Bank of Arizona Amended and Restated 1995 Stock Option Plan


(1) Incorporated herein by reference from the Registrant's current report on Form 8-K, as filed on March 23, 2001.

(2) CoBiz assumed this plan upon the acquisition of First Capital. Each option outstanding under the plan now constitutes the right to acquire that number of shares of CoBiz Common Stock equal to the number of shares of First Capital common stock that were issuable under that option immediately prior to the acquisition multiplied by 2.266 at an exercise price equal to the exercise price at which that option was exercisable immediately prior to the acquisition divided by 2.266 as discussed in Section 1.6 of the Amended and Restated Agreement and Plan of Merger dated November 28, 2000 filed as an exhibit to the Registrant's registration statement on Form S-4 (file no. 333-51866).

(b)      Reports on Form 8-K

         1. On March 23, 2001 we filed a current report on Form 8-K dated March 6, 2001 reporting the acquisition of First Capital Bank of Arizona under Item 2. Also disclosed under Item 5. were (1) the change of our proper corporate name from Colorado Business Bankshares, Inc. to CoBiz Inc. and, (2) the approval of an amendment to our Articles of Incorporation allowing shareholder approval by the vote required by the Colorado Business Corporation Act for corporations formed after the effective date of that Act.

         2. On March 8, 2001 we filed a current report on Form 8-K dated March 1, 2001 reporting the acquisition of Milek Insurance Services, Inc. under Item 5.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COBIZ INC.


Date:  May 18, 2001             By:    /s/ Steven Bangert
       ------------                -------------------------------------------
                                     Steven Bangert, Chief Executive Officer
                                     and Chairman


Date:  May 18, 2001             By:    /s/ Richard J. Dalton
       ------------                -------------------------------------------
                                   Richard J. Dalton, Executive Vice President
                                   and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
(1) 3             Amendment to the Articles of Incorporation

   10.1           Employment Agreement, dated March 8, 2001, by and between
                  CoBiz Inc. and Harold Mosanko

(2)10.2           First Capital Bank of Arizona Amended and Restated 1995 Stock
                  Option Plan


(1) Incorporated herein by reference from the Registrant's current report on Form 8-K, as filed on March 23, 2001.

(2) CoBiz assumed this plan upon the acquisition of First Capital. Each option outstanding under the plan now constitutes the right to acquire that number of shares of CoBiz Common Stock equal to the number of shares of First Capital common stock that were issuable under that option immediately prior to the acquisition multiplied by 2.266 at an exercise price equal to the exercise price at which that option was exercisable immediately prior to the acquisition divided by 2.266 as discussed in Section 1.6 of the Amended and Restated Agreement and Plan of Merger dated November 28, 2000 filed as an exhibit to the Registrant's Registration statement on Form S-4 (file no. 333-51866).