Form 10-Q
period 2001-06-30
COBIZ INC
filed 2001-08-14
CIK 1028734

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                                   ----------

                        COMMISSION FILE NUMBER 000-24445

                                   ----------

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

There were 12,960,989 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of August 10, 2001.

================================================================================

                                   COBIZ INC.




                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

Item 1.      Financial Statements                                          1

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk   22


                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                            None

Item 2.      Changes in Securities and Use of Proceeds                    22

Item 3.      Defaults Upon Senior Securities                              None

Item 4.      Submission of Matters to a Vote of Security Holders          23

Item 5.      Other Information                                            None

Item 6.      Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                24

ITEM 1. FINANCIAL STATEMENTS

                                   COBIZ INC.
                      Consolidated Statements of Condition
                       June 30, 2001 and December 31, 2000
                                   (unaudited)

                                                                                               June 30,          December 31,
                                                                                                 2001                2000
                                                                                              ------------       ------------

                                     ASSETS

Cash and due from banks                                                                       $ 26,494,000       $ 29,060,000

Federal funds sold                                                                               5,795,000          6,935,000
                                                                                              ------------       ------------
        Total cash and cash equivalents                                                         32,289,000         35,995,000
                                                                                              ------------       ------------
Investment securities available for sale (cost of $194,791,000 and

        $157,256,000, respectively)                                                            196,470,000        157,743,000

Investment securities held to maturity (fair value of $3,810,000 and

        $4,407,000, respectively)                                                                3,760,000          4,368,000

Other investments                                                                                5,255,000          4,456,000
                                                                                              ------------       ------------
        Total investments                                                                      205,485,000        166,567,000
                                                                                              ------------       ------------
Loans and leases, net                                                                          573,610,000        517,624,000

Excess of cost over fair value of net assets acquired, net                                       3,768,000          3,804,000

Investment in operating leases                                                                   2,053,000          2,400,000

Premises and equipment, net                                                                      4,111,000          4,513,000

Accrued interest receivable                                                                      3,918,000          4,066,000

Deferred income taxes                                                                            2,220,000          2,221,000

Other                                                                                            2,461,000          2,640,000
                                                                                              ------------       ------------
TOTAL ASSETS                                                                                  $829,915,000       $739,830,000
                                                                                              ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Deposits:

    Demand                                                                                    $144,262,000       $141,241,000

    NOW  and money market                                                                      233,157,000        210,820,000

    Savings                                                                                      6,382,000          5,703,000

    Certificates of deposit                                                                    243,643,000        185,169,000
                                                                                              ------------       ------------
        Total deposits                                                                         627,444,000        542,933,000

Federal funds purchased                                                                          8,000,000         10,400,000

Securities sold under agreements to repurchase                                                  61,129,000         65,827,000

Advances from Federal Home Loan Bank                                                            47,470,000         38,570,000

Accrued interest and other liabilities                                                           3,525,000          3,661,000

Company obligated mandatorily redeemable preferred securities

        of subsidiary trust holding solely subordinated debentures                              20,000,000         20,000,000
                                                                                              ------------       ------------
        Total liabilities                                                                      767,568,000        681,391,000

Shareholders' equity:

    Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding                 --                 --

    Common, $.01 par value; 25,000,000 shares authorized; 12,624,280 and 12,618,495

        issued and outstanding, respectively                                                       126,000            126,000

    Additional paid-in capital                                                                  40,505,000         40,415,000

    Retained earnings                                                                           20,677,000         17,595,000

    Accumulated other comprehensive loss, net of income tax

        of $640,000 and $184,000, respectively                                                   1,039,000            303,000
                                                                                              ------------       ------------
        Total shareholders' equity                                                              62,347,000         58,439,000
                                                                                              ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $829,915,000       $739,830,000
                                                                                              ============       ============

                                   COBIZ INC.

           Consolidated Statements of Income and Comprehensive Income

                                   (unaudited)

                                                                     Three months ended June 30,        Six months ended June 30,
                                                                     --------------------------        ---------------------------
                                                                         2001         2000                 2001          2000
                                                                     ------------  ------------        ------------   ------------

INTEREST INCOME:

    Interest and fees on loans and leases                            $ 12,353,000  $ 10,702,000        $ 25,017,000   $ 20,714,000

    Interest and dividends on investment securities:

       Taxable securities                                               2,667,000     1,890,000           5,279,000      3,796,000

       Nontaxable securities                                               42,000        14,000              67,000         27,000

       Dividends on securities                                             72,000        51,000             145,000         97,000

    Federal funds sold and other                                          152,000       325,000             380,000        358,000
                                                                     ------------  ------------        ------------   ------------
       Total interest income                                           15,286,000    12,982,000          30,888,000     24,992,000
INTEREST EXPENSE:

    Interest on deposits                                                5,334,000     4,742,000          10,652,000      8,830,000

    Interest on short-term borrowings and FHLB advances                 1,066,000       726,000           2,685,000      1,606,000

    Interest on mandatorily redeemable preferred securities of

       subsidiary trust                                                   500,000        44,000           1,000,000         44,000
                                                                     ------------  ------------        ------------   ------------
       Total interest expense                                           6,900,000     5,512,000          14,337,000     10,480,000

NET INTEREST INCOME BEFORE PROVISION FOR

       LOAN AND LEASE LOSSES                                            8,386,000     7,470,000          16,551,000     14,512,000

Provision for loan and lease losses                                       398,000       414,000           1,135,000      1,013,000
                                                                     ------------  ------------        ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR

       LOAN AND LEASE LOSSES                                            7,988,000     7,056,000          15,416,000     13,499,000
                                                                     ------------  ------------        ------------   ------------
NONINTEREST INCOME:

    Service charges                                                       427,000       330,000             832,000        649,000

    Operating lease income                                                440,000       510,000             874,000      1,038,000

    Trust fee income                                                      187,000       162,000             355,000        281,000

    Insurance revenue                                                     223,000       173,000             559,000        376,000

    Other income                                                          688,000       306,000             935,000        544,000

    Gain on sale of securities                                                 --            --                  --             --
                                                                     ------------  ------------        ------------   ------------
       Total noninterest income                                         1,965,000     1,481,000           3,555,000      2,888,000
                                                                     ------------  ------------        ------------   ------------
NONINTEREST EXPENSE:

    Salaries and employee benefits                                      3,206,000     2,732,000           6,448,000      5,358,000

    Occupancy expenses, premises and equipment                          1,178,000       984,000           2,244,000      1,883,000

    Depreciation on leases                                                352,000       417,000             692,000        851,000

    Amortization of intangibles                                           126,000       110,000             237,000        221,000

    Other                                                               1,156,000       836,000           2,689,000      1,570,000
                                                                     ------------  ------------        ------------   ------------
       Total noninterest expense                                        6,018,000     5,079,000          12,310,000      9,883,000
                                                                     ------------  ------------        ------------   ------------
INCOME BEFORE INCOME TAXES                                              3,935,000     3,458,000           6,661,000      6,504,000

Provision for income taxes                                              1,566,000     1,349,000           2,618,000      2,530,000
                                                                     ------------  ------------        ------------   ------------v
NET INCOME                                                           $  2,369,000  $  2,109,000        $  4,043,000   $  3,974,000
                                                                     ============  ============        ============   ============

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT

   SECURITIES AVAILABLE FOR SALE, net of tax                              104,000      (588,000)            736,000       (527,000)
                                                                     ------------  ------------        ------------   ------------
COMPREHENSIVE INCOME                                                 $  2,473,000  $  1,521,000        $  4,779,000   $  3,447,000
                                                                     ============  ============        ============   ============
EARNINGS PER SHARE:

    Basic                                                            $       0.19  $       0.17        $       0.32   $       0.32
                                                                     ============  ============        ============   ============
    Diluted                                                          $       0.18  $       0.16        $       0.31   $       0.31
                                                                     ============  ============        ============   ============
CASH DIVIDENDS PER SHARE:                                            $       0.04  $       0.03        $       0.08   $       0.07
                                                                     ============  ============        ============   ============

                 See notes to consolidated financial statements.

                                   COBIZ INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                           Six months ended June 30,
                                                                      -------------        -------------
                                                                          2001                  2000
                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   4,043,000        $   3,974,000
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net amortization of securities                                           91,000               42,000
    Depreciation and amortization                                         1,679,000            1,712,000
    Provision for loan and lease losses                                   1,135,000            1,013,000
    Deferred income taxes                                                  (455,000)            (307,000)
    Gain on sale of securities                                                   --                   --
    Gain on sale of premises and equipment                                 (396,000)             (27,000)
Changes in:
    Accrued interest receivable                                             148,000             (306,000)
    Other assets                                                             89,000              (78,000)
    Accrued interest and other liabilities                                 (136,000)            (595,000)
                                                                      -------------        -------------
         Net cash provided by operating activities                        6,198,000            5,428,000
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in other investments                                        (799,000)            (346,000)
    Purchase of investment securities available for sale                (84,677,000)         (19,376,000)
    Maturities of investment securities held to maturity                    603,000              361,000
    Maturities of investment securities available for sale               47,061,000           11,422,000
    Loan and lease originations and repayments, net                     (57,487,000)         (45,147,000)
    Purchase of premises and equipment                                   (1,037,000)            (727,000)
    Purchase of minority interest                                          (200,000)                  --
    Proceeds from sale of premises and equipment                          1,100,000              201,000
                                                                      -------------        -------------
         Net cash used in investing activities                          (95,436,000)         (53,612,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand, NOW, money market,
         and savings accounts                                            26,037,000           49,106,000
    Net increase in certificates of deposit                              58,474,000           15,718,000
    Net decrease in federal funds purchased                              (2,400,000)          (1,630,000)
    Net (decrease) increase in securities sold under agreements
         to repurchase                                                   (4,698,000)          15,519,000
    Advances from the Federal Home Loan Bank                            104,500,000           31,530,000
    Repayments of advances from the Federal Home Loan Bank              (95,600,000)         (50,870,000)
    Proceeds from issuance of mandatorily redeemable preferred
         securities of subsidiary trust                                          --           20,000,000
    Net decrease (increase) in debt issuance costs                           90,000             (851,000)
    Proceeds from exercise of stock options                                  90,000               85,000
    Dividends paid on common stock                                         (961,000)            (801,000)
                                                                      -------------        -------------
         Net cash provided by financing activities                       85,532,000           77,806,000
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                          (3,706,000)          29,622,000
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                               35,995,000           23,606,000
                                                                      -------------        -------------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                                            $  32,289,000        $  53,228,000
                                                                      =============        =============

                 See notes to consolidated financial statements.

                          COBIZ INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., CoBiz Insurance, Inc., Colorado Business Bankshares Capital Trust I, First Capital Bank of Arizona ("First Capital"), Colorado Business Bank, N.A. ("CBB"), and CBB's equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), collectively referred to as the "Company" or "CoBiz".

         On March 19, 2001, CBB acquired all of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of CBB.

         On March 8, 2001, CoBiz completed the acquisition of First Capital. The acquisition was structured as a merger between First Capital and a wholly-owned subsidiary formed to participate in the merger. First Capital is an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of CoBiz common stock to the former First Capital shareholders. In addition, CoBiz assumed approximately 366,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and First Capital have been combined and reflected at their historical amounts.

         On March 1, 2001, CoBiz completed its acquisition of Milek Insurance Services, Inc ("Milek"). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small- and medium-sized businesses and individuals. The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

         A reconciliation of results of operations previously reported by the separate companies for the three and six months ended June 30, 2000 to the condensed consolidated results of the Company is as follows:

                                                      For the three months ended June 30, 2000
                                          -----------------------------------------------------------------
                                                             Historical
                                          --------------------------------------------------
                                          As previously    First Capital     Milek Insurance
                                            reported      Bank of Arizona     Services, Inc.     Combined
                                          -------------   ---------------    ---------------    -----------
                                                                     (unaudited)
Interest income                           $10,986,000       $ 1,996,000       $        --       $12,982,000
Interest expense                            4,583,000           929,000                --         5,512,000
                                          -----------       -----------       -----------       -----------
  Net interest income                       6,403,000         1,067,000                --         7,470,000
Provision for loan and lease losses           369,000            45,000                --           414,000
                                          -----------       -----------       -----------       -----------
Net interest income after provision
  for loan and lease losses                 6,034,000         1,022,000                --         7,056,000
Noninterest income                          1,231,000            74,000           176,000         1,481,000
Noninterest expense                         4,408,000           535,000           136,000         5,079,000
                                          -----------       -----------       -----------       -----------
Income before income taxes                  2,857,000           561,000            40,000         3,458,000
Provision for income taxes                  1,137,000           212,000                --         1,349,000
                                          -----------       -----------       -----------       -----------
Net income                                $ 1,720,000       $   349,000       $    40,000       $ 2,109,000
                                          ===========       ===========       ===========       ===========

Earning per share:
   Basic                                  $      0.17                                           $      0.17
                                          ===========                                           ===========
   Diluted                                $      0.15                                           $      0.16
                                          ===========                                           ===========

                                                        For the six months ended June 30, 2000
                                          -----------------------------------------------------------------
                                                              Historical
                                          ---------------------------------------------------
                                          As previously     First Capital   Milek Insurance
                                             reported      Bank of Arizona     Services, Inc.    Combined
                                          -------------    ---------------  -----------------   -----------
                                                                     (unaudited)
Interest income                           $21,113,000       $ 3,878,000       $     1,000       $24,992,000
Interest expense                            8,689,000         1,791,000                --        10,480,000
                                          -----------       -----------       -----------       -----------
  Net interest income                      12,424,000         2,087,000             1,000        14,512,000
Provision for loan and lease losses           942,000            71,000                --         1,013,000
                                          -----------       -----------       -----------       -----------
Net interest income after provision
  for loan and lease losses                11,482,000         2,016,000             1,000        13,499,000
Noninterest income                          2,371,000           139,000           378,000         2,888,000
Noninterest expense                         8,505,000         1,112,000           266,000         9,883,000
                                          -----------       -----------       -----------       -----------
Income before income taxes                  5,348,000         1,043,000           113,000         6,504,000
Provision for income taxes                  2,133,000           397,000                --         2,530,000
                                          -----------       -----------       -----------       -----------
Net income                                $ 3,215,000       $   646,000       $   113,000       $ 3,974,000
                                          ===========       ===========       ===========       ===========

Earning per share:
   Basic                                  $      0.32                                           $      0.32
                                          ===========                                           ===========
   Diluted                                $      0.31                                           $      0.31
                                          ===========                                           ===========

         All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

         The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2.       EARNINGS PER COMMON SHARE

         Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

                                                         Three months ended                   Six months ended
                                                               June 30,                           June 30,
                                                    -----------------------------       -----------------------------
                                                       2001              2000              2001              2000
                                                    -----------       -----------       -----------       -----------
                                                                                (unaudited)
Income available to common shareholders             $ 2,369,000       $ 2,109,000       $ 4,043,000       $ 3,974,000
                                                    -----------       -----------       -----------       -----------

Weighted average shares outstanding -
  basic earnings per share                           12,637,879        12,609,966        12,630,756        12,604,587

Effect of dilutive securities - stock options           577,339           417,061           568,046           419,981
                                                    -----------       -----------       -----------       -----------
Weighted average shares outstanding -
  diluted earnings per share                         13,215,218        13,027,027        13,198,802        13,024,568
                                                    ===========       ===========       ===========       ===========

3.       STOCK DIVIDEND

         On July 18, 2001, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001. As a result of the dividend, 4,320,371 additional shares of CoBiz common stock were issued, with fractional shares paid in cash. All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). It revises the standard for accounting for securitizations and other transfers of financial assets and collateral after June 30, 2001 and requires certain disclosures. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

         On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Statement will be applicable to goodwill and intangible assets on the books at June 30, 2001 when the Company adopts the Statement.

5.       COMPREHENSIVE INCOME

         Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

                                                              Three months ended                    Six months ended
                                                                   June 30,                              June 30,
                                                        ------------------------------        ------------------------------
                                                           2001               2000               2001               2000
                                                        -----------        -----------        -----------        -----------
                                                                                    (unaudited)
Other comprehensive income (loss), before tax:
   Unrealized gain (loss) on available for sale
       securities arising during the period             $   168,000        $  (966,000)       $ 1,192,000        $  (865,000)
   Reclassification adjustment for (gains) losses
       arising during the period                                 --                 --                 --                 --
                                                        -----------        -----------        -----------        -----------
Other comprehensive income (loss), before tax               168,000           (966,000)         1,192,000           (865,000)

Tax (expense) benefit related to items of
   other comprehensive income (loss)                        (64,000)           378,000           (456,000)           338,000
                                                        -----------        -----------        -----------        -----------
Other comprehensive income (loss), net of tax           $   104,000        $  (588,000)       $   736,000        $  (527,000)
                                                        ===========        ===========        ===========        ===========

6.       SEGMENTS

         The Company distinguishes its segments based on geographic markets served. Currently, our reportable operating segments are CBB and First Capital. Previously, the Company reported Leasing as a separate segment. As a result of the acquisition of First Capital, Leasing is no longer considered a reportable operating segment since its revenues, operating profit, and assets are not material to the consolidated Company.

         Our principal activities include commercial banking in Colorado and Arizona. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. The First Capital acquisition represents the first step in implementing our strategy for expansion into geographic markets outside of Colorado. First Capital is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City. Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the parent company, CoBiz Connect, Inc., CoBiz Insurance, Inc. and Colorado Business Bankshares Capital Trust I.

         The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

                                              Colorado                                  Corporate
                                              Business               First             Support and
                                                Bank                Capital                Other            Consolidated
                                          ---------------       ---------------       ---------------      ---------------
                                                                            (unaudited)
                                                              For the three months ended June 30, 2001
Income statement
   Total interest income                  $    12,912,000       $     2,374,000       $            --      $    15,286,000
   Total interest expense                       5,177,000             1,223,000               500,000            6,900,000
   Noninterest income                           1,265,000               476,000               224,000            1,965,000
   Noninterest expense                          4,931,000               556,000               531,000            6,018,000
   Net income                                   2,245,000               627,000              (503,000)           2,369,000

                                                               For the six months ended June 30, 2001
Income statement
   Total interest income                  $    26,306,000       $     4,582,000       $            --      $    30,888,000
   Total interest expense                      10,899,000             2,438,000             1,000,000           14,337,000
   Noninterest income                           2,438,000               557,000               560,000            3,555,000
   Noninterest expense                          9,592,000             1,169,000             1,549,000           12,310,000
   Net income                                   4,576,000               662,000            (1,195,000)           4,043,000

                                                                         At  June 30, 2001
Balance sheet
   Total assets                           $   705,189,000       $   123,335,000       $     1,391,000      $   829,915,000
   Total loans                                493,498,000            88,062,000                    --          581,560,000
   Total deposits                             524,462,000           102,982,000                    --          627,444,000

                                              Colorado                                   Corporate
                                              Business               First              Support and
                                                Bank                Capital                Other              Consolidated
                                          ---------------       ---------------       ---------------        ---------------
                                                                              (unaudited)
                                                                For the three months ended June 30, 2000
Income statement
   Total interest income                  $    10,986,000       $     1,996,000       $            --        $    12,982,000
   Total interest expense                       4,546,000               929,000                37,000              5,512,000
   Noninterest income                           1,229,000                74,000               178,000              1,481,000
   Noninterest expense                          4,184,000               535,000               360,000              5,079,000
   Net income                                   1,884,000               349,000              (124,000)             2,109,000

                                                                 For the six months ended June 30, 2000
Income statement
   Total interest income                  $    21,114,000       $     3,878,000       $            --        $    24,992,000
   Total interest expense                       8,652,000             1,791,000                37,000             10,480,000
   Noninterest income                           2,375,000               139,000               374,000              2,888,000
   Noninterest expense                          8,193,000             1,112,000               578,000              9,883,000
   Net income                                   3,435,000               646,000              (107,000)             3,974,000

                                                                            At  June 30, 2000
Balance sheet
   Total assets                           $   564,322,000       $    94,558,000       $     1,193,000        $   660,073,000
   Total loans                                388,500,000            70,198,000                    --            458,698,000
   Total deposits                             440,740,000            82,397,000                    --            523,137,000

7.       ACQUISITION-RELATED ACTIVITY

         On July 10, 2001, we acquired Green Manning & Bunch, Ltd. ("GMB"), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that we formed in order to consummate the transaction ("Newco"). In the acquisition, (i) the corporate general partner of GMB was merged into Newco, with the shareholders of the general partner receiving $800,008 in cash, 295,275 shares of our common stock, and the right to receive future earn-out payments, and (ii) Newco acquired all of the limited partnership interests of GMB in exchange for $200,000 in cash, 200 shares of Newco Class B Common Stock (the "Newco Shares") and the right to receive future earn-out payments. The Newco Shares represent a 2% interest in Newco and have no voting rights.

         After two years, or sooner under certain circumstances, the holders of the Newco Shares have the right to require us to exchange the Newco Shares for 73,819 shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the Newco Shares to exchange such shares for 73,819 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in Form 10-K. For a discussion of the segments included in our principal activities, see Note 6 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

         Our total assets increased by $90.1 million to $829.9 million as of June 30, 2001, from $739.8 million as of December 31, 2000. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $56.0 million, from $517.6 million at December 31, 2000, to $573.6 million as of June 30, 2001. Total investments were $205.5 million as of June 30, 2001, compared to $166.6 million as of December 31, 2000. An increased level of investment purchases were transacted during the second quarter in order to address the interest rate sensitivity of First Capital's balance sheet.

         Deposits increased by $84.5 million to $627.4 million as of June 30, 2001, from $542.9 million as of December 31, 2000. Noninterest-bearing deposits increased by $3.0 million, and interest-bearing deposits increased by $81.5 million. Securities sold under agreements to repurchase were $61.1 million at June 30, 2001 and $65.8 million at December 31, 2000. These repurchase agreements are transacted on behalf of our customers and are not considered a wholesale borrowing source. The reported increase in noninterest-bearing demand accounts is depressed as a result of a spike in noninterest-bearing deposits at December 31, 2000 related to a few select customers that had significant short-term balances on deposit over year-end. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

         Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $47.5 million at June 30, 2001, compared to $38.6 million at December 31, 2000. FHLB borrowings were used to support our loan growth, as well as the investment purchases mentioned above.

RESULTS OF OPERATIONS

Overview

         Net earnings available to common shareholders were $2.4 million for the quarter ended June 30, 2001, compared with $2.1 million for the quarter ended June 30, 2000. Net interest income increased by $0.9 million to $8.4 million for the quarter ended June 30, 2001, from $7.5 million for the quarter ended June 30, 2000. Earnings per share on a fully diluted basis for the second quarter were $0.18, versus $0.16 for the same period a year ago. Return on average assets was 1.19% and 1.36% for the second quarter of 2001 and 2000, respectively. Return on average common shareholders' equity was 15.59% for the quarter ended June 30, 2001, versus 15.71% for the quarter ended June 30, 2000.

         We completed our acquisitions of First Capital and Milek in the first quarter of 2001. We also restructured Leasing's back-office operations, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in the second quarter related to the mergers and Leasing were $78,000 on an after tax basis. In addition, we recorded a $240,000 after tax gain on a sale-leaseback transaction of property held by First Capital in the second quarter of 2001. Adjusting for these nonrecurring items, combined operating earnings available to common shareholders were $2.2 million, or $0.17 per share on a fully diluted basis, compared to $0.16 for the same quarter a year ago.

         For the first six months of both 2001 and 2000, reported net earnings were $4.0 million. Net interest income increased by $2.0 million to $16.6 million for the six months ended June 30, 2001, from $14.5 million for the six months ended June 30, 2000. Earnings per share on a fully diluted basis were unchanged at $0.31 for the first six months of 2001 and 2000. Return on average assets was 1.05% and 1.31% for the first half of 2001 and 2000, respectively. Return on average common shareholders' equity was 13.26% for the six months ended June 30, 2001, versus 15.21% for the six months ended June 30, 2000.

         Non-recurring expenses for the six months ended June 30, 2001 related to the mergers and Leasing were $423,000 on an after tax basis. Normalized operating earnings adjusted for these nonrecurring items and the one-time gain noted above were $4.2 million, or $0.32 per share on a fully diluted basis, compared to $0.31 for the same period a year ago.

         The following tables present the condensed statements of income for the three and six months ended June 30, 2001 and 2000.

                                                  Three months ended June 30,                 Six months ended June 30,
                                           -----------------------------------------    -----------------------------------------
                                                                 Increase (decrease)                          Increase (decrease)
                                                                 -------------------                          -------------------
                                            2001       2000      Amount           %      2001       2000      Amount           %
                                           -------    -------    -------         ---    -------    -------    -------         ---
                                                                         (dollars in thousands)
Interest income                            $15,286    $12,982    $ 2,304          18%   $30,888    $24,992    $ 5,896         24%
Interest expense                             6,900      5,512      1,388          25%    14,337     10,480      3,857         37%
                                           -------    -------    -------                -------    -------    -------
Net interest income before provision
   for loan and lease losses                 8,386      7,470        916          12%    16,551     14,512      2,039         14%
Provision for loan and lease losses            398        414        (16)         (4)     1,135      1,013        122         12%
                                           -------    -------    -------                -------    -------    -------
Net interest income after provision
   for loan and lease losses                 7,988      7,056        932          13%    15,416     13,499      1,917         14%
Noninterest income                           1,965      1,481        484          33%     3,555      2,888        667         23%
Noninterest expense                          6,018      5,079        939          18%    12,310      9,883      2,427         25%
                                           -------    -------    -------                -------    -------    -------
Income before income taxes                   3,935      3,458        477          14%     6,661      6,504        157          2%
Provision for income taxes                   1,566      1,349        217          16%     2,618      2,530         88          3%
                                           -------    -------    -------                -------    -------    -------
Net income as reported                     $ 2,369    $ 2,109    $   260          12%   $ 4,043    $ 3,974    $    69          2%
                                           =======    =======    =======                =======    =======    =======
Net income excluding non-
   recurring items                         $ 2,207    $ 2,109    $    99           5%   $ 4,226    $ 3,974    $   252          6%
                                           =======    =======    =======                =======    =======    =======

Net Interest Income

         Net interest income before provision for loan and lease losses was $8.4 million for the quarter ended June 30, 2001, an increase of $0.9 million, or 12%, compared with the quarter ended June 30, 2000. Yields on our interest-earning assets decreased by 82 basis points to 8.06% for the three months ended June 30, 2001, from 8.88% for the three months ended June 30, 2000. Yields paid on interest-bearing liabilities decreased by 35 basis points during this same period. The net interest margin was 4.48% for the quarter ended June 30, 2001, down from 5.18% for the quarter ended June 30, 2000.

         For the first six months of 2001, net interest income before provision for loan and lease losses was $16.6, an increase of $2.0 million compared with the same period in 2000. Yields on our interest-earning assets decreased by 37 basis points to 8.42% for the six months ended June 30, 2001, from 8.79% for the six months ended June 30, 2000. Yields paid on interest-bearing liabilities decreased by only 10 basis points during this same period. The net interest margin was 4.57% for the six months ended June 30, 2001, down from 5.18% for the six months ended June 30, 2000.

         The significant decrease in interest rate levels during 2001 has negatively affected our margin. The prime rate dropped by 275 basis points to 6.75% as of June 30, 2001, from 9.50% at December 31, 2000. First Capital's margin was especially susceptible to a falling rate environment, shrinking by 95 basis points for the six months ended 2001 versus 2000. Also contributing to the margin compression is the $20 million of Trust Preferred Securities issued in June of 2000. The securities, which have a 10% coupon, were outstanding for only a short time in 2000 but for the entire period in 2001. The proceeds of the offering helped fund our rapid growth, which has included the First Capital acquisition and the addition of new product lines. Mitigating the margin contraction was an increase in average earning assets of 30% to $750.5 million for the first six month of 2001, from $578.5 million for the first six months of 2000.

         The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters and six months ended June 30, 2001 and 2000.

                                                                           For the three months ended June 30,
                                                        -----------------------------------------------------------------------
                                                                        2001                                2000
                                                        ------------------------------------  ---------------------------------
                                                                      Interest     Average                Interest    Average
                                                         Average       earned       yield      Average     earned      yield
                                                         balance       or paid    or cost(1)   balance     or paid   or cost(1)
                                                        ---------     ---------   ----------  ---------   --------   ----------
                                                                                  (dollars in thousands)
ASSETS:
Federal funds sold and other                            $  14,345     $     152      4.19%    $  21,124   $    325      6.09%
Investment securities(2)                                  177,711         2,781      6.19%        1,933      1,955      6.34%
Loans and leases(3)                                       566,137        12,353      8.63%      441,137      0,702      9.60%
Allowance for loan and lease losses                        (7,737)           --      0.00%       (5,669)        --      0.00%
                                                        ---------     ---------               ---------   --------
   Total interest-earning assets                          750,456        15,286      8.06%      578,525      2,982      8.88%
Noninterest-earning assets:
   Cash and due from banks                                 27,512                                26,977
   Other                                                   18,039                                20,449
                                                        ---------                             ---------
          Total assets                                  $ 796,007                             $ 625,951
                                                        =========                             =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   NOW and money market accounts                        $ 222,684     $   1,809      3.26%    $ 214,829   $  2,256      4.21%
   Savings                                                  5,156            24      1.87%        6,177         35      2.27%
   Certificates of deposit:
      Under $100,000                                       88,250         1,270      5.77%       49,874        702      5.65%
      $100,000 and over                                   154,887         2,231      5.78%      118,449      1,749      5.92%
                                                        ---------     ---------               ---------   --------
   Total interest-bearing deposits                        470,977         5,334      4.54%      389,329      4,742      4.89%
Other borrowings:
   Securities and loans sold under agreements to
      repurchase and federal funds purchased               69,153           630      3.60%       40,675        542      5.27%
   FHLB advances                                           36,772           436      4.69%       11,463        184      6.35%
   Company obligated mandatorily redeemable
      preferred securities                                 20,000           500     10.00%        1,978         44     10.00%
                                                        ---------     ---------               ---------   --------
      Total interest-bearing liabilities                  596,902         6,900      4.63%      443,445      5,512      4.98%
Noninterest-bearing demand accounts                       135,474                               125,755
                                                        ---------                             ---------
      Total deposits and interest-bearing liabilities     732,376                               569,200
Other noninterest-bearing liabilities                       2,690                                 2,766
                                                        ---------                             ---------
          Total liabilities and preferred securities      735,066                               571,966
Shareholders' equity                                       60,941                                53,985
                                                        ---------                             ---------
      Total liabilities and shareholders' equity        $ 796,007                             $ 625,951
                                                        =========                             =========
Net interest income                                                   $   8,386                           $  7,470
                                                                      =========                           ========
Net interest spread                                                                  3.43%                              3.90%
Net interest margin                                                                  4.48%                              5.18%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                    125.73%                               130.46%

(1) Average yield or cost for the three months ended June 30, 2001 and 2000 has been annualized and is not necessarily indicative of results for the entire year.

(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

                                                                              For the six months ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                         2001                                   2000
                                                        -------------------------------------   ------------------------------------
                                                                      Interest      Average                   Interest     Average
                                                         Average       earned        yield       Average       earned       yield
                                                         balance       or paid     or cost(1)    balance       or paid    or cost(1)
                                                        ---------     ---------    ----------   ---------     ---------   ---------
                                                                                   (dollars in thousands)
ASSETS:
Federal funds sold and other                            $  15,685     $     380         4.82%   $  11,626     $     358        6.09%
Investment securities(2)                                  170,201         5,491         6.42%     123,291         3,920        6.29%
Loans and leases(3)                                       551,153        25,017         9.03%     432,802        20,714        9.47%
Allowance for loan and lease losses                        (7,379)           --         0.00%      (5,486)           --        0.00%
                                                        ---------     ---------                 ---------     ---------
   Total interest-earning assets                          729,660        30,888         8.42%     562,233        24,992        8.79%
Noninterest-earning assets:
   Cash and due from banks                                 27,530                                  26,275
   Other                                                   19,864                                  19,814
                                                        ---------                               ---------
          Total assets                                  $ 777,054                               $ 608,322
                                                        =========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   NOW and money market accounts                        $ 218,897     $   4,008         3.69%   $ 199,579     $   4,104        4.12%
   Savings                                                  5,154            53         2.07%       6,254            71        2.28%
   Certificates of deposit:
      Under $100,000                                       77,296         2,258         5.89%      48,038         1,319        5.51%
      $100,000 and over                                   146,137         4,333         5.98%     116,938         3,336        5.72%
                                                        ---------     ---------                 ---------     ---------
   Total interest-bearing deposits                        447,484        10,652         4.80%     370,809         8,830        4.78%
Other borrowings:
   Securities and loans sold under agreements to
      repurchase and federal funds purchased               70,673         1,569         4.42%      39,547         1,016        5.08%
   FHLB advances                                           41,705         1,116         5.32%      19,286           590        6.05%
   Company obligated mandatorily redeemable
      preferred securities                                 20,000         1,000        10.00%         989            44       10.00%
                                                        ---------     ---------                 ---------     ---------
      Total interest-bearing liabilities                  579,862        14,337         4.97%     430,631        10,480        4.87%
Noninterest-bearing demand accounts                       132,429                                 122,114
                                                        ---------                               ---------
      Total deposits and interest-bearing liabilities     712,291                                 552,745
Other noninterest-bearing liabilities                       3,292                                   3,029
                                                        ---------                               ---------
          Total liabilities and preferred securities      715,583                                 555,774
Shareholders' equity                                       61,471                                  52,548
                                                        ---------                               ---------
      Total liabilities and shareholders' equity        $ 777,054                               $ 608,322
                                                        =========                               =========
Net interest income                                                   $  16,551                               $  14,512
                                                                      =========                               =========
Net interest spread                                                                     3.45%                                  3.92%
Net interest margin                                                                     4.57%                                  5.18%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                    125.83%                                 130.56%

(1) Average yield or cost for the six months ended June 30, 2001 and 2000 has been annualized and is not necessarily indicative of results for the entire year.

(2) Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3) Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

         Noninterest income for the second quarter of 2001 was $2.0 million, compared to noninterest income of $1.5 million for the second quarter of 2000. Noninterest income for the first six months of 2001 was $3.6 million versus $2.9 million for the same period in 2000.

         Deposit service charges for the quarter and six months ended June 30, 2001 were $427,000 and $832,000, respectively compared to $330,000 and $649,000 for the periods in 2000. The increase was driven primarily by a higher number of deposit relationships and an increase in cash management analysis fees.

         There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $2.1 million at June 30, 2001, compared to $3.1 million at June 30, 2000.

         Other loan fees, consisting primarily of letter of credit fees, mortgage originations fees and loan documentation fees have also shown good growth due to higher loan volumes.

         Positively affecting our noninterest income have been larger revenue contributions from our Trust Division, which was established in 1998. Insurance commission revenue is also up quarter over quarter.

         Included in noninterest income in the second quarter of 2001 was a $387,000 gain on the sale of property previously owned by First Capital.

         The following table presents noninterest income for the three and six months ended June 30, 2001 and 2000.

                                    Three months ended June 30,               Six months ended June 30,
                               -------------------------------------    -------------------------------------
                                                 Increase (decrease)                      Increase (decrease)
                                                 -------------------                      -------------------
                                2001     2000    Amount          %       2001     2000    Amount          %
                               ------   ------   ------       ------    ------   ------   ------       ------
                                                          (dollars in thousands)

Deposit service charges        $  427   $  330   $   97          29%   $  832   $  649   $  183           28%
Operating lease income            440      510      (70)        (14)%     874    1,038     (164)         (16)%
Other loan fees                   119       64       55          86%      197      119       78           66%
Trust income                      187      162       25          15%      355      281       74           26%
Insurance revenue                 223      173       50          29%      559      376      183           49%
Other income                      143      139        4           3%      303      303       --            0%
Gain on sale of other assets      426      102      324         318%      435      122      313          257%
                               ------   ------   ------                ------   ------   ------
    Total other income         $1,965   $1,480   $  485          33%   $3,555   $2,888   $  667           23%
                               ======   ======   ======                ======   ======   ======

Noninterest Expense

         Total noninterest expense was $6.0 million for the three months ended June 30, 2001 and $12.3 million for the six months ended June 30, 2001. Noninterest expenses were $5.0 million and $9.9 million for the three and six months ended June 30, 2000, respectively. Included in our second quarter noninterest expense total was $125,000 of nonrecurring charges related to the First Capital and Milek acquisitions, and Leasing's restructuring. Nonrecurring expenses for the first six months were $683,000.

         The increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. The Denver drive-up location was relocated to a larger, full-service center in May of 2000. We also launched CoBiz Connect, Inc. in May, 2000, expanding our product offerings to include employee benefits consulting, insurance brokerage and related administrative support to employers. The expenses of those new facilities were included in noninterest expense for all of 2001, but for only a portion of 2000.

         Depreciation on operating leases decreased by $65,000 and $159,000, respectively, for the three and six months ended June 2001 compared to the same periods in 2000. As discussed above, management dedicated fewer resources to originating leases in 2001. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

         Goodwill of $6.6 million was recorded in connection with our original acquisition in 1994 and is being amortized over a 15-year period. The amortization of this asset adversely affects our net income, although it has no effect on our cash flow. We also recorded goodwill of $200,000 in the first quarter of 2001 related to the buyout of the minority interest of Leasing. This asset is being amortized to noninterest expense over three years.

         The following table presents noninterest expense for the three and six months ended June 30, 2001 and 2000.

                                     Three months ended June 30,               Six months ended June 30,
                                -------------------------------------    -------------------------------------
                                                  Increase (decrease)                      Increase (decrease)
                                                  -------------------                      -------------------
                                 2001     2000    Amount          %       2001     2000    Amount          %
                                ------   ------   ------       ------    ------   ------   ------       ------
                                                           (dollars in thousands)

Salaries and employee benefits  $3,145   $2,732   $  413          15%    $ 6,384  $5,358   $1,026         19%
Occupancy expenses, premises
     and equipment               1,178      984      194          20%      2,244   1,883      361         19%
Depreciation on leases             352      417      (65)        (16)%       692     851     (159)       (19)%
Amortization of intangibles        126      110       16          15%        237     221       16          7%
Other operating expenses         1,092      836      256          31%      2,070   1,570      500         32%
Nonrecurring expenses              125       --      125          --         683      --      683         --
                                ------   ------   ------                 ------   ------   ------
    Total other expense         $6,018   $5,079   $  939          18%    $12,310  $9,883   $2,427         25%
                                ======   ======   ======                 =======  ======   ======

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

         The provision for loan and lease losses was $398,000 for the three months ended June 30, 2001, compared to $414,000 for the three months ended June 30, 2000. For the first six months of 2001 and 2000, the provision for loan and lease losses was $1.1 million and $1.0 million, respectively. Included in the first quarter 2001 charge was a $400,000 provision primarily to reflect the downgrade of one large credit in First Capital's portfolio. Management believes the downgrade is an isolated case and is not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $551.2 million for the first six months of 2001, up from $432.8 million for the first six months of 2000. As of June 30, 2001, the allowance for loan and lease losses amounted to $8.0 million, or 1.37% of total loans and leases.

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

                                                Six months ended     Year ended      Six months ended
                                                 June 30, 2001    December 31, 2000   June 30, 2000
                                                ----------------  -----------------  ----------------
                                                               (dollars in thousands)
Balance of allowance for loan and lease
    losses at beginning of period                  $   6,819          $   5,172         $   5,172
                                                   ---------          ---------         ---------
Charge-offs:
      Commercial                                         (12)              (189)              131
      Real estate -- mortgage                             --                (16)               16
      Real estate -- construction                         --                 --                --
      Consumer                                           (36)               (67)                2
      Direct financing leases                            (34)              (225)              209
                                                   ---------          ---------         ---------
           Total charge-offs                             (82)              (497)              358
                                                   ---------          ---------         ---------
Recoveries:
      Commercial                                          52                 36                26
      Real estate -- mortgage                             16                 --                --
      Real estate -- construction                         --                 --                --
      Consumer                                            10                 20                 2
      Direct financing leases                             --                  2                 2
                                                   ---------          ---------         ---------
           Total recoveries                               78                 58                30
                                                   ---------          ---------         ---------
Net recoveries (charge-offs)                              (4)              (439)             (328)
Provisions for loan and lease losses
    charged to operations                              1,135              2,086             1,013
                                                   ---------          ---------         ---------
Balance of allowance for loan and lease
    losses at end of period                        $   7,950          $   6,819         $   5,857
                                                   =========          =========         =========
Ratio of net recoveries (charge-offs) to average
    loans and leases(1)                                 0.00%              (.10%)            (.15%)
Average loans and leases outstanding during
    the period                                     $ 551,153          $ 459,713         $ 432,802
                                                   =========          =========         =========

(1) The ratios for the six months ended June 30, 2001 and 2000 have been annualized. The June 30, 2001 ratio is not necessarily indicative of the results for the entire year.

NONPERFORMING ASSETS

         Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $1.6 million as of June 30, 2001, compared with $504,000 as of December 31, 2000 and $1.0 million as of June 30, 2000. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                        At June 30,      At December 31,      At June 30,
                                                                            2001               2000               2000
                                                                      ---------------    ---------------    ---------------
                                                                                       (dollars in thousands)
Nonperforming loans and leases:
     Loans and leases 90 days or more delinquent and still accruing
        interest                                                      $           187    $            37    $           432
     Nonaccrual loans and leases                                                1,366                467                582
                                                                      ---------------    ---------------    ---------------
           Total nonperforming loans and leases                                 1,553                504              1,014
Repossessed assets                                                                 --                 --                 --
                                                                      ---------------    ---------------    ---------------
           Total nonperforming assets                                 $         1,553    $           504    $         1,014
                                                                      ===============    ===============    ===============
Allowance for loan and lease losses                                   $         7,950    $         6,819    $         5,857
                                                                      ===============    ===============    ===============

Ratio of nonperforming assets to total assets                                    0.19%              0.07%              0.15%
Ratio of nonperforming loans and leases to total loans and leases                0.27               0.10               0.22
Ratio of allowance for loan and lease losses to total loans and
     leases                                                                      1.37               1.30               1.28
Ratio of allowance for loan and lease losses to nonperforming loans
     and leases                                                                511.91            1352.98             577.61

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

         We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. CBB and First Capital have approved federal funds purchase lines with seven other banks with an aggregate credit line of $68.2 million. In addition, CBB may apply for up to $29.2 million of State of Colorado time deposits. CBB and First Capital also have lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At June 30, 2001, we had $137.9 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

         We also use dividends paid by CBB to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by CBB if the total of all dividends declared by CBB in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that CBB cannot pay a dividend if it will cause CBB to be "undercapitalized". CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from CBB, and upon CoBiz's compliance with the capital adequacy guidelines of the FRB.

         During the first six months of 2001, cash and cash equivalents decreased by $3.7 million. This decrease was primarily the result of $95.4 million used by investment activities (mainly security purchases and loan originations), net cash of $6.2 million provided by operating activities, and $85.5 million net cash provided by financing activities (mainly customer deposits).

         During the first six months of 2000, cash and cash equivalents increased by $29.6 million. This increase was primarily the result of $77.8 million in cash provided by financing activities (mainly customer deposits and the trust preferred offering) and net cash of $5.4 million provided by operating activities. Offsetting this increase was cash used in investing activities of $53.6 million (mainly loan originations).

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

         In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). It revises the standard for accounting for securitizations and other transfers of financial assets and collateral after June 30, 2001 and requires certain disclosures. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

         On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Statement will be applicable to goodwill and intangible assets on the books at June 30, 2001 when the Company adopts the Statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2001, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to
Item 305 of Regulation S-K as presented in our Form 10-Q for the quarterly period ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 10, 2001, we acquired Green Manning & Bunch, Ltd. ("GMB"), a 13-year-old investment banking firm based in Denver, Colorado. As part of the purchase price consideration, the shareholders of the general partner of GMB received 295,275 shares of our common stock and the limited partners of GMB received certain rights to require us to issue 73,819 shares of our common stock. All such shares were and will be issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by
Section 4(2) of the Act and Regulation D promulgated thereunder. See Note 7 under Item 1. Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on May 16, 2001, the following proposals were adopted by the margins indicated:

1. To elect three Class III directors to hold office for a three-year term expiring on the Annual Meeting of Shareholders occurring in 2004 or until the election and qualification of their respective successors.

                                   Number of Shares
                       --------------------------------------
                          For           Against      Withheld
                       ---------        -------      --------
Howard R. Ross         6,284,186         2,579        50,546
Michael B. Burgamy     6,284,386         2,379        50,546
Harold F. Mosanko      6,286,378             0        50,933

     In addition, the following directors continued in office after the annual meeting: Jonathan C. Lorenz, Virginia K. Berkeley, Mark S. Kipnis, Alan R. Kennedy, Steven Bangert, Noel N. Rothman, Timothy J. Travis, and Thomas M. Longust.

2. To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                                                          Number of Shares
                                                          ----------------
For                                                          6,320,005
Against                                                         14,637
Withheld                                                         2,669

     At the Annual Meeting of Shareholders, the following shareholder proposal was rejected by the margin indicated:

3. To eliminate the classes of the Board of Directors and to have all directors elected for one-year terms.

                                                          Number of Shares
                                                          ----------------
For                                                           1,021,361
Against                                                       4,205,853
Withheld                                                         36,723

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      None

(b)   Reports on Form 8-K

      1. On July 23, 2001 we filed a current report on Form 8-K dated July 10, 2001 reporting the acquisition of Green Manning & Bunch, Ltd. under
          Item 5.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COBIZ INC.


Date: August 10, 2001            By: /s/ Steven Bangert
      ---------------------      -------------------------------------
                                 Steven Bangert, Chief Executive
                                 Officer and Chairman


Date: August 10, 2001            By: /s/ Richard J. Dalton
      ---------------------      -------------------------------------
                                 Richard J. Dalton, Executive Vice
                                 President and Chief Financial Officer