Form 10-Q
period 2001-09-30
COBIZ INC
filed 2001-11-14
CIK 1028734

Use these links to rapidly review the document
CoBiz Inc.

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-24445

CoBiz Inc.
(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
821 17th Street Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-2265
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 13,049,625 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of November 12, 2001.

CoBiz Inc.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

Item 1. Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

September 30, 2001 and December 31, 2000

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$26,535,000	$29,060,000
Federal funds sold	—	6,935,000

Total cash and cash equivalents	26,535,000	35,995,000

Investment securities available for sale (cost of $189,587,000 and $157,256,000, respectively)	192,288,000	157,743,000
Investment securities held to maturity (fair value of $3,468,000 and $4,407,000, respectively)	3,413,000	4,368,000
Other investments	5,283,000	4,456,000

Total investments	200,984,000	166,567,000

Loans and leases, net	633,185,000	517,624,000
Excess of cost over fair value of net assets acquired, net	8,618,000	3,804,000
Investment in operating leases	1,762,000	2,400,000
Premises and equipment, net	4,137,000	4,513,000
Accrued interest receivable	4,050,000	4,066,000
Deferred income taxes	2,609,000	2,221,000
Other	3,544,000	2,640,000

TOTAL ASSETS	$885,424,000	$739,830,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$158,010,000	$141,241,000
NOW and money market	232,049,000	210,820,000
Savings	5,713,000	5,703,000
Certificates of deposit	249,229,000	185,169,000

Total deposits	645,001,000	542,933,000
Federal funds purchased	15,475,000	10,400,000
Securities sold under agreements to repurchase	94,480,000	65,827,000
Advances from Federal Home Loan Bank	36,270,000	38,570,000
Accrued interest and other liabilities	5,241,000	3,661,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000,000	20,000,000

Total liabilities	816,467,000	681,391,000
Shareholders' equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,013,730 and 12,618,495 issued and outstanding, respectively	129,000	126,000
Additional paid-in capital	44,750,000	40,415,000
Retained earnings	22,408,000	17,595,000
Accumulated other comprehensive income, net of income tax of $847,000 and $184,000, respectively	1,670,000	303,000

Total shareholders' equity	68,957,000	58,439,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$885,424,000	$739,830,000

See accompanying notes to consolidated condensed financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans and leases	$12,779,000	$11,608,000	$37,796,000	$32,322,000
Interest and dividends on investment securities:
Taxable securities	2,960,000	2,368,000	8,239,000	6,164,000
Nontaxable securities	58,000	18,000	125,000	45,000
Dividends on securities	77,000	68,000	222,000	165,000
Federal funds sold and other	37,000	199,000	417,000	557,000

Total interest income	15,911,000	14,261,000	46,799,000	39,253,000
INTEREST EXPENSE:
Interest on deposits	4,910,000	5,069,000	15,562,000	13,899,000
Interest on short-term borrowings and FHLB advances	1,183,000	1,093,000	3,868,000	2,699,000
Interest on mandatorily redeemable preferred securities of subsidiary trust	500,000	500,000	1,500,000	544,000

Total interest expense	6,593,000	6,662,000	20,930,000	17,142,000
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	9,318,000	7,599,000	25,869,000	22,111,000
Provision for loan and lease losses	700,000	358,000	1,835,000	1,371,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	8,618,000	7,241,000	24,034,000	20,740,000

NONINTEREST INCOME:
Service charges	462,000	348,000	1,294,000	997,000
Operating lease income	346,000	483,000	1,220,000	1,521,000
Trust fee income	157,000	173,000	512,000	454,000
Insurance revenue	244,000	164,000	803,000	540,000
Investment banking revenues	877,000	—	877,000	—
Other income	231,000	240,000	1,166,000	784,000
Gain on sale of securities	—	—	—	—

Total noninterest income	2,317,000	1,408,000	5,872,000	4,296,000

NONINTEREST EXPENSE:
Salaries and employee benefits	3,914,000	2,828,000	10,362,000	8,186,000
Occupancy expenses, premises and equipment	1,228,000	957,000	3,472,000	2,840,000
Depreciation on leases	312,000	395,000	1,004,000	1,246,000
Amortization of intangibles	127,000	111,000	364,000	332,000
Other	1,516,000	925,000	4,205,000	2,495,000

Total noninterest expense	7,097,000	5,216,000	19,407,000	15,099,000

INCOME BEFORE INCOME TAXES	3,838,000	3,433,000	10,499,000	9,937,000
Provision for income taxes	1,520,000	1,350,000	4,138,000	3,880,000

NET INCOME	$2,318,000	$2,083,000	$6,361,000	$6,057,000

UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	632,000	983,000	1,368,000	456,000

COMPREHENSIVE INCOME	$2,950,000	$3,066,000	$7,729,000	$6,513,000

EARNINGS PER SHARE:
Basic	$0.18	$0.17	$0.50	$0.48

Diluted	$0.17	$0.16	$0.48	$0.46

CASH DIVIDENDS PER SHARE:	$0.05	$0.04	$0.13	$0.11

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(unaudited)

	Nine months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,361,000	$6,057,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	179,000	62,000
Depreciation and amortization	2,508,000	2,539,000
Provision for loan and lease losses	1,835,000	1,371,000
Deferred income taxes	(1,235,000)	(398,000)
Gain on sale of securities	—	—
Gain on sale of premises and equipment	(400,000)	(31,000)
Changes in:
Accrued interest receivable	16,000	(1,077,000)
Other assets	(1,028,000)	(555,000)
Accrued interest and other liabilities	1,580,000	(156,000)

Net cash provided by operating activities	9,816,000	7,812,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in other investments	(827,000)	(1,005,000)
Purchase of investment securities available for sale	(101,278,000)	(65,800,000)
Maturities of investment securities held to maturity	948,000	535,000
Maturities of investment securities available for sale	68,775,000	18,284,000
Loan and lease originations and repayments, net	(117,762,000)	(72,944,000)
Purchase of premises and equipment	(1,493,000)	(1,000,000)
Purchase of minority interest	(200,000)	—
Acquisition of subsidiary	(976,000)	—
Proceeds from sale of premises and equipment	1,128,000	221,000

Net cash used in investing activities	(151,685,000)	(121,709,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	38,008,000	31,742,000
Net increase in certificates of deposit	64,060,000	27,084,000
Net increase in federal funds purchased	5,075,000	9,020,000
Net increase in securities sold under agreements to repurchase	28,653,000	35,253,000
Advances from the Federal Home Loan Bank	249,500,000	68,530,000
Repayments of advances from the Federal Home Loan Bank	(251,800,000)	(60,870,000)
Proceeds from issuance of mandatorily redeemable preferred securities of subsidiary trust	—	20,000,000
Net decrease (increase) in debt issuance costs	124,000	(931,000)
Proceeds from exercise of stock options	337,000	95,000
Dividends paid on common stock	(1,548,000)	(1,243,000)

Net cash provided by financing activities	132,409,000	128,680,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,460,000)	14,783,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,995,000	23,606,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,535,000	$38,389,000

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1. Consolidated Condensed Financial Statements

    The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., CoBiz Insurance, Inc., Colorado Business Bankshares Capital Trust I, Arizona Business Bank ("ABB"), Colorado Business Bank, ("CBB"), CBB's equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), and 98% of CoBiz GMB, Inc., collectively referred to as the "Company" or "CoBiz".

    On March 19, 2001, CBB acquired all of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of CBB.

    On March 8, 2001, CoBiz completed the acquisition of First Capital Bank of Arizona ("First Capital"). First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of CoBiz common stock to the former First Capital shareholders. In addition, CoBiz assumed approximately 366,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and First Capital have been combined and reflected at their historical amounts.

    On September 7, 2001, CBB's legal name was changed to American Business Bank, N.A. First Capital was then merged into American Business Bank. The bank continues to operate in the Colorado market as Colorado Business Bank and in Arizona as Arizona Business Bank.

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

    A reconciliation of results of operations previously reported by the separate companies for the three and nine months ended September 30, 2000 to the condensed consolidated results of the Company is as follows:

	For the three months ended September 30, 2000
	Historical
	As previously reported	First Capital Bank of Arizona	Milek Insurance Services, Inc.	Combined
	(unaudited)
Interest income	$12,146,000	$2,115,000	$—	$14,261,000
Interest expense	5,609,000	1,053,000	—	6,662,000

Net interest income	6,537,000	1,062,000	—	7,599,000
Provision for loan and lease losses	320,000	38,000	—	358,000

Net interest income after provision for loan and lease losses	6,217,000	1,024,000	—	7,241,000
Noninterest income	1,147,000	108,000	153,000	1,408,000
Noninterest expense	4,542,000	551,000	123,000	5,216,000

Income before income taxes	2,822,000	581,000	30,000	3,433,000
Provision for income taxes	1,124,000	226,000	—	1,350,000

Net income	$1,698,000	$355,000	$30,000	$2,083,000

Earning per share:
Basic	$0.17			$0.17

Diluted	$0.17			$0.16

	For the nine months ended September 30, 2000
	Historical
	As previously reported	First Capital Bank of Arizona	Milek Insurance Services, Inc.	Combined
	(unaudited)
Interest income	$33,259,000	$5,993,000	$1,000	$39,253,000
Interest expense	14,298,000	2,844,000	—	17,142,000

Net interest income	18,961,000	3,149,000	1,000	22,111,000
Provision for loan and lease losses	1,262,000	109,000	—	1,371,000

Net interest income after provision for loan and lease losses	17,699,000	3,040,000	1,000	20,740,000
Noninterest income	3,518,000	247,000	531,000	4,296,000
Noninterest expense	13,047,000	1,663,000	389,000	15,099,000

Income before income taxes	8,170,000	1,624,000	143,000	9,937,000
Provision for income taxes	3,257,000	623,000	—	3,880,000

Net income	$4,913,000	$1,001,000	$143,000	$6,057,000

Earning per share:
Basic	$0.49			$0.48

Diluted	$0.47			$0.46

    On July 10, 2001, CoBiz acquired Green Manning & Bunch, Ltd. ("GMB"), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that we formed in order to consummate the transaction —CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving $800,008 in cash, 295,275 shares of our common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for $200,000 in cash, 200 shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require us to exchange the CoBiz GMB, Inc. Shares for 73,819 shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for 73,819 shares of our common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill.

    All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

    The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Earnings per Common Share

    Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited)
Income available to common shareholders	$2,318,000	$2,083,000	$6,361,000	$6,057,000
Plus: Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	3,000	—	3,000	—

Income available to common shareholders plus assumed conversions	$2,321,000	$2,083,000	$6,364,000	$6,057,000

Weighted average shares outstanding—basic earnings per share	12,943,195	12,610,022	12,736,025	12,606,414
Effect of dilutive securities—stock options	718,287	470,402	618,545	436,911

Weighted average shares outstanding—diluted earnings per share	13,661,482	13,080,424	13,354,570	13,043,325

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited)
Other comprehensive income, before tax:
Unrealized gain on available for sale securities arising during the period	$1,022,000	$1,618,000	$2,215,000	$753,000
Reclassification adjustment for gains arising during the period	—	—	—	—

Other comprehensive income, before tax	1,022,000	1,618,000	2,215,000	753,000
Tax expense related to items of other comprehensive income	(390,000)	(635,000)	(847,000)	(297,000)

Other comprehensive income, net of tax	$632,000	$983,000	$1,368,000	$456,000

6. Segments

    Our principal activities include commercial banking and investment banking services.

    The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. The ABB acquisition represents the first step in implementing our strategy for expansion into geographic markets outside of Colorado. ABB is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City.

    GMB provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

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

    The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	GMB	Corporate Support and Other	Consolidated
	(unaudited)
	For the three months ended September 30, 2001
Income statement
Total interest income	$13,635,000	$2,276,000	$—	$—	$15,911,000
Total interest expense	4,992,000	1,101,000	—	500,000	6,593,000
Noninterest income	1,128,000	71,000	877,000	241,000	2,317,000
Noninterest expense	4,840,000	700,000	623,000	934,000	7,097,000
Net income	2,561,000	337,000	159,000	(739,000)	2,318,000
	For the nine months ended September 30, 2001
Income statement
Total interest income	$39,941,000	$6,858,000	$—	$—	$46,799,000
Total interest expense	15,891,000	3,539,000	—	1,500,000	20,930,000
Noninterest income	3,566,000	628,000	877,000	801,000	5,872,000
Noninterest expense	14,432,000	1,869,000	623,000	2,483,000	19,407,000
Net income	7,137,000	999,000	159,000	(1,934,000)	6,361,000
	At September 30, 2001
Balance sheet
Total assets	$757,267,000	$120,704,000	$1,417,000	$6,036,000	$885,424,000
Total loans	548,584,000	93,027,000	—	—	641,611,000
Total deposits	546,481,000	98,520,000	—	—	645,001,000

	Colorado Business Bank	Arizona Business Bank	GMB	Corporate Support and Other	Consolidated
	(unaudited)
	For the three months ended September 30, 2000
Income statement
Total interest income	$12,146,000	$2,115,000	$—	$—	$14,261,000
Total interest expense	5,109,000	1,053,000	—	500,000	6,662,000
Noninterest income	1,133,000	108,000	—	167,000	1,408,000
Noninterest expense	4,219,000	550,000	—	447,000	5,216,000
Net income	2,199,000	355,000	—	(471,000)	2,083,000
	For the nine months ended September 30, 2000
Income statement
Total interest income	$33,260,000	$5,993,000	$—	$—	$39,253,000
Total interest expense	13,761,000	2,844,000	—	537,000	17,142,000
Noninterest income	3,508,000	247,000	—	541,000	4,296,000
Noninterest expense	12,412,000	1,662,000	—	1,025,000	15,099,000
Net income	5,634,000	1,001,000	—	(578,000)	6,057,000
	At September 30, 2000
Balance sheet
Total assets	$609,030,000	$104,101,000	$—	$1,402,000	$714,533,000
Total loans	413,507,000	72,943,000	—	—	486,450,000
Total deposits	427,005,000	90,135,000	—	—	517,140,000

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

Financial Condition

    Our total assets increased by $145.6 million to $885.4 million as of September 30, 2001, from $739.8 million as of December 31, 2000. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $115.6 million, from $517.6 million at December 31, 2000, to $633.2 million as of September 30, 2001. Total investments were $201.0 million as of September 30, 2001, compared to $166.6 million as of December 31, 2000. Investment purchases were transacted during 2001 in order to address the interest rate sensitivity of ABB's balance sheet.

    Deposits increased by $102.1 million to $645.0 million as of September 30, 2001, from $542.9 million as of December 31, 2000. Noninterest-bearing deposits increased by $16.8 million, and interest-bearing deposits increased by $85.3 million. Securities sold under agreements to repurchase were $94.5 million at September 30, 2001 and $65.8 million at December 31, 2000. Of the $94.5 million outstanding at September 30, 2001, $77.2 million were repurchase agreements transacted on behalf of our customers and are not considered a wholesale borrowing source. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

    Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $36.3 million at September 30, 2001, compared to $38.6 million at December 31, 2000. FHLB borrowings were used to support our loan growth, as well as the investment purchases.

Results of Operations

Overview

    Net income was $2.3 million for the quarter ended September 30, 2001, compared with $2.1 million for the quarter ended September 30, 2000. Net interest income increased by $1.7 million to $9.3 million for the quarter ended September 30, 2001, from $7.6 million for the quarter ended September 30, 2000. Earnings per share on a fully diluted basis for the third quarter were $0.17, versus $0.16 for the same period a year ago. Return on average assets was 1.07% and 1.24% for the third quarter of 2001 and 2000, respectively. Return on average common shareholders' equity was 13.81% for the quarter ended September 30, 2001, versus 15.31% for the quarter ended September 30, 2000.

    We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we also restructured Leasing's back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in the third quarter related to the mergers were $376,000 on an after tax basis. Adjusting for these nonrecurring items, combined operating earnings available to common shareholders were $2.6 million, or $0.19 per share on a fully diluted basis, compared to $0.16 for the same quarter a year ago.

    For the first nine months of 2001 and 2000, net earnings were $6.4 million and $6.1 million, respectively. Net interest income increased by $3.8 million to $25.9 million for the nine months ended September 30, 2001, from $22.1 million for the nine months ended September 30, 2000. Earnings per share on a fully diluted basis were $0.48 for the first nine months of 2001, and $0.46 for the same period in 2000. Return on average assets was 1.06% and 1.29% for the first nine months of 2001 and

2000, respectively. Return on average common shareholders' equity was 13.46% for the nine months ended September 30, 2001, versus 15.24% for the nine months ended September 30, 2000.

    Non-recurring expenses for the nine months ended September 30, 2001 related to the mergers and Leasing were $656,000 on an after tax basis. In addition, we recorded a $240,000 after tax gain on a sale-leaseback transaction of property held by First Capital in the second quarter of 2001. Normalized operating earnings adjusted for these nonrecurring items and the one-time gain were $6.8 million, or $0.51 per share on a fully diluted basis, compared to $0.46 for the same period a year ago.

    The following tables present the condensed statements of income for the three and nine months ended September 30, 2001 and 2000.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2001	2000	Amount	%	2001	2000	Amount	%
	(dollars in thousands)
Interest income	$15,911	$14,261	$1,650	12%	$46,799	$39,253	$7,546	19%
Interest expense	6,593	6,662	(69)	-1%	20,930	17,142	3,788	22%

Net interest income before provision for loan and lease losses	9,318	7,599	1,719	23%	25,869	22,111	3,758	17%
Provision for loan and lease losses	700	358	342	96%	1,835	1,371	464	34%

Net interest income after provision for loan and lease losses	8,618	7,241	1,377	19%	24,034	20,740	3,294	16%
Noninterest income	2,317	1,408	909	65%	5,484	4,296	1,188	28%
Noninterest expense	6,721	5,216	1,505	29%	18,347	15,099	3,248	22%

Income before income taxes	4,214	3,433	781	23%	11,171	9,937	1,234	12%
Provision for income taxes	1,663	1,350	313	23%	4,394	3,880	514	13%

Net income prior to non-recurring charge	$2,551	$2,083	$468	22%	$6,777	$6,057	$720	12%

Non-recurring charge, net of tax	233	—	233	0%	416	—	416	0%
Reported net income	$2,318	$2,083	$235	11%	$6,361	$6,057	$304	5%

Net Interest Income

    Net interest income before provision for loan and lease losses was $9.3 million for the quarter ended September 30, 2001, an increase of $1.7 million, or 23%, compared with the quarter ended September 30, 2000. Yields on our interest-earning assets decreased by 126 basis points to 7.68% for the three months ended September 30, 2001, from 8.94% for the three months ended September 30, 2000. Yields paid on interest-bearing liabilities decreased by 138 basis points during this same period. The net interest margin was 4.56% for the quarter ended September 30, 2001, down from 4.83% for the quarter ended September 30, 2000.

    For the first nine months of 2001, net interest income before provision for loan and lease losses was $25.9 million, an increase of $3.8 million compared with the same period in 2000. Yields on our interest-earning assets decreased by 70 basis points to 8.15% for the nine months ended September 30, 2001, from 8.85% for the nine months ended September 30, 2000. Yields paid on interest-bearing liabilities decreased by 44 basis points during this same period. The net interest margin was 4.57% for the nine months ended September 30, 2001, down from 5.05% for the nine months ended September 30, 2000.

    The significant decrease in interest rate levels during 2001 has negatively affected our margin. The prime rate dropped by 350 basis points to 6.00% as of September 30, 2001, from 9.50% at December 31, 2000. ABB's margin was especially susceptible to a falling rate environment, shrinking by 83 basis points for the nine months ended 2001 versus 2000. Also contributing to the margin compression is the $20 million of Trust Preferred Securities issued in June of 2000. The securities, which have a 10% coupon, were outstanding for only a short time in 2000 but for the entire period in

2001. The proceeds of the offering helped fund our rapid growth, which has included the ABB acquisition and the addition of new product lines. Mitigating the margin contraction was an increase in average earning assets of 30% to $756.8 million for the first nine months of 2001, from $583.0 million for the first nine months of 2000.

    The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters and nine months ended September 30, 2001 and 2000.

	For the three months ended September 30,
	2001			2000
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(dollars in thousands)
ASSETS:
Federal funds sold and other	$4,105	$37	3.53%	$12,173	$199	6.40%
Investment securities(2)	207,356	3,095	5.84%	148,878	2,454	6.45%
Loans and leases(3)	606,944	12,779	8.24%	469,044	11,608	9.68%
Allowance for loan and lease losses	(8,203)	—	0.00%	(5,962)	—	0.00%

Total interest-earning assets	810,202	15,911	7.68%	624,133	14,261	8.94%
Noninterest-earning assets:
Cash and due from banks	26,535			25,569
Other	22,193			19,792

Total assets	$858,930			$669,494

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$236,411	$1,676	2.81%	$209,112	$2,293	4.35%
Savings	5,680	23	1.61%	6,360	36	2.25%
Certificates of deposit:
Under $100,000	90,043	1,229	5.42%	53,727	796	5.88%
$100,000 and over	153,042	1,982	5.14%	124,662	1,944	6.19%

Total interest-bearing deposits	485,176	4,910	4.02%	393,861	5,069	5.11%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	92,075	722	3.07%	57,176	845	5.78%
FHLB advances	47,515	461	3.80%	14,499	248	6.69%
Company obligated mandatorily redeemable preferred securities	20,000	500	10.00%	20,000	500	10.00%

Total interest-bearing liabilities	644,766	6,593	4.05%	485,536	6,662	5.43%
Noninterest-bearing demand accounts	143,857			126,276

Total deposits and interest-bearing liabilities	788,623			611,812
Other noninterest-bearing liabilities	3,700			3,573

Total liabilities and preferred securities	792,323			615,385
Shareholders' equity	66,607			54,109

Total liabilities and shareholders' equity	$858,930			$669,494

Net interest income		$9,318			$7,599

Net interest spread			3.63%			3.51%
Net interest margin			4.56%			4.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.66%			128.55%

(1)
Average yield or cost for the three months ended September 30, 2001 and 2000 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

	For the nine months ended September 30,
	2001			2000
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(dollars in thousands)
ASSETS:
Federal funds sold and other	$11,783	$417	4.67%	$11,810	$557	6.20%
Investment securities(2)	182,722	8,586	6.20%	131,882	6,374	6.35%
Loans and leases(3)	569,954	37,796	8.74%	444,971	32,322	9.54%
Allowance for loan and lease losses	(7,657)	—	0.00%	(5,646)	—	0.00%

Total interest-earning assets	756,802	46,799	8.15%	583,017	39,253	8.85%
Noninterest-earning assets:
Cash and due from banks	27,195			26,038
Other	20,649			19,807

Total assets	$804,646			$628,862

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$224,799	$5,684	3.38%	$202,780	$6,396	4.20%
Savings	5,331	76	1.91%	6,290	107	2.27%
Certificates of deposit:
Under $100,000	81,592	3,486	5.71%	49,948	2,116	5.64%
$100,000 and over	148,464	6,316	5.69%	119,532	5,280	5.88%

Total interest-bearing deposits	460,186	15,562	4.52%	378,550	13,899	4.89%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	77,885	2,291	3.88%	45,466	1,860	5.37%
FHLB advances	43,663	1,577	4.76%	17,679	839	6.24%
Company obligated mandatorily redeemable preferred securities	20,000	1,500	10.00%	7,372	544	10.00%

Total interest-bearing liabilities	601,734	20,930	4.64%	449,067	17,142	5.08%
Noninterest-bearing demand accounts	136,280			123,512

Total deposits and interest-bearing liabilities	738,014			572,579
Other noninterest-bearing liabilities	3,430			3,211

Total liabilities and preferred securities	741,444			575,790
Shareholders' equity	63,202			53,072

Total liabilities and shareholders' equity	$804,646			$628,862

Net interest income		$25,869			$22,111

Net interest spread			3.51%			3.77%
Net interest margin			4.57%			5.05%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.77%			129.83%

(1)
Average yield or cost for the nine months ended September 30, 2001 and 2000 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

    Noninterest income for the third quarter of 2001 was $2.3 million, compared to noninterest income of $1.4 million for the third quarter of 2000. Noninterest income for the first nine months of 2001 was $5.9 million versus $4.3 million for the same period in 2000.

    Deposit service charges for the quarter and nine months ended September 30, 2001 were $462,000 and $1.3 million, respectively, compared to $348,000 and $997,000 for the periods in 2000. The increase was driven primarily by a higher number of deposit relationships and an increase in cash management analysis fees.

    There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $1.8 million at September 30, 2001, compared to $2.7 million at September 30, 2000.

    Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have also shown good growth due to higher loan volumes.

    Trust fees from our Private Asset Management division are up year over year due to an increase in the assets under management. However, the overall decline in the stock market has adversely impacted the division's revenues, as their fees are based on the market valuation of the accounts they manage.

    Insurance commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base.

    In July 2001 CoBiz completed its acquisition of GMB. The transaction was accounted for as a purchase. Accordingly, only GMB's revenues since the purchase date are included in the consolidated results for CoBiz. In the third quarter, GMB recognized $877,000 in investment banking fees.

    Included in noninterest income for the second quarter of 2001 was a $387,000 gain on a sale-leaseback transaction related to property previously owned by ABB.

    The following table presents noninterest income for the three and nine months ended September 30, 2001 and 2000.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2001	2000	Amount	%	2001	2000	Amount	%
	(dollars in thousands)
Deposit service charges	$462	$348	$114	33%	$1,294	$997	$297	30%
Operating lease income	346	483	(137)	-28%	1,220	1,521	(301)	-20%
Other loan fees	91	52	39	75%	287	171	116	68%
Trust income	157	173	(16)	-9%	512	454	58	13%
Insurance revenue	244	164	80	49%	803	540	263	49%
Investment banking revenue	877	—	877	0%	877	—	877	0%
Other income	135	150	(15)	-10%	439	452	(13)	-3%
Gain on sale of other assets	5	38	(33)	-87%	440	161	279	173%

Total other income	$2,317	$1,408	$909	65%	$5,872	$4,296	$1,576	37%

Noninterest Expense

    Total noninterest expense was $7.1 million for the three months ended September 30, 2001 and $19.4 million for the nine months ended September 30, 2001. Noninterest expenses were $5.2 million and $15.1 million for the three and nine months ended September 30, 2000, respectively. Included in our third quarter noninterest expense total was $376,000 of nonrecurring charges related to the ABB and Milek acquisitions, and Leasing's restructuring. Nonrecurring expenses for the first nine months were $1.1 million.

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

    Depreciation on operating leases decreased by $83,000 and $242,000, respectively, for the three and nine months ended June 2001 compared to the same periods in 2000. As discussed above, management dedicated fewer resources to originating leases in 2001. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

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

    The following table presents noninterest expense for the three and nine months ended September 30, 2001 and 2000.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2001	2000	Amount	%	2001	2000	Amount	%
	(dollars in thousands)
Salaries and employee benefits	$3,914	$2,828	$1,086	38%	$10,298	$8,186	$2,112	26%
Occupancy expenses, premises and equipment	1,228	957	271	28%	3,472	2,840	632	22%
Depreciation on leases	312	395	(83)	-21%	1,004	1,246	(242)	-19%
Amortization of intangibles	127	111	16	14%	364	332	32	10%
Other operating expenses	1,140	925	215	23%	3,210	2,495	715	29%
Nonrecurring expenses	376	—	376	—	1,059	—	1,059	—

Total other expense	$7,097	$5,216	$1,881	36%	$19,407	$15,099	$4,308	29%

Provision and Allowance for Loan and Lease Losses

    The provision for loan and lease losses was $700,000 for the three months ended September 30, 2001, compared to $358,000 for the three months ended September 30, 2000. For the first nine months of 2001 and 2000, the provision for loan and lease losses was $1.8 million and $1.4 million, respectively. Included in the first quarter 2001 charge was a $400,000 provision primarily to reflect the downgrade of one large credit in ABB's portfolio. Management believes the downgrade is an isolated case and is not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $570.0 million for the first nine months of 2001, up from $445.0 million for the first nine months of 2000. As of September 30, 2001, the allowance for loan and lease losses amounted to $8.4 million, or 1.31% of total loans and leases.

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

	Nine months ended September 30, 2001	Year ended December 31, 2000	Nine months ended September 30, 2000
	(dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$6,819	$5,172	$5,172

Charge-offs:
Commercial	(80)	(189)	179
Real estate—mortgage	(45)	(16)	16
Real estate—construction	—	—	—
Consumer	(39)	(67)	2
Direct financing leases	(147)	(225)	225

Total charge-offs	(311)	(497)	422

Recoveries:
Commercial	54	36	30
Real estate—mortgage	16	—	—
Real estate—construction	—	—	—
Consumer	13	20	5
Direct financing leases	—	2	2

Total recoveries	83	58	37

Net charge-offs	(228)	(439)	(385)
Provisions for loan and lease losses charged to operations	1,835	2,086	1,371

Balance of allowance for loan and lease losses at end of period	$8,426	$6,819	$6,158

Ratio of net charge-offs to average loans and leases(1)	0.05%	.10%	.12%
Average loans and leases outstanding during the period	$569,954	$459,713	$444,971

(1)
The ratios for the nine months ended September 30, 2001 and 2000 have been annualized. The September 30, 2001 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

    Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $2.0 million as of September 30, 2001, compared with $504,000 as of December 31, 2000 and $881,000 as of September 30, 2000. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30, 2001	At December 31, 2000	At September 30, 2000
	(dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$89	$37	$37
Nonaccrual loans and leases	1,873	467	844

Total nonperforming loans and leases	1,962	504	881
Repossessed assets	15	—	—

Total nonperforming assets	$1,977	$504	$881

Allowance for loan and lease losses	$8,426	$6,819	$6,158

Ratio of nonperforming assets to total assets	0.22%	0.07%	0.12%
Ratio of nonperforming loans and leases to total loans and leases	0.31	0.10	0.18
Ratio of allowance for loan and lease losses to total loans and leases	1.31	1.30	1.27
Ratio of allowance for loan and lease losses to nonperforming loans and leases	429.46	1,352.98	698.98

Liquidity and Capital Resources

    Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in general levels of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unpredictable. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

    We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. CBB and ABB have approved federal funds purchase lines with seven other banks with an aggregate credit line of $75.4 million. In addition, CBB may apply for up to $29.2 million of State of Colorado time deposits. CBB and ABB also have lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At September 30, 2001, we had $105.2 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

    We also use dividends paid by CBB and ABB, collectively referred to as the "Bank", to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized". CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, and upon CoBiz's compliance with the capital adequacy guidelines of the FRB.

    During the first nine months of 2001, cash and cash equivalents decreased by $9.5 million. This decrease was primarily the result of $151.7 million used by investment activities (mainly security purchases and loan originations), net cash of $9.8 million provided by operating activities, and $132.4 million net cash provided by financing activities (mainly customer deposits).

    During the first nine months of 2000, cash and cash equivalents increased by $14.8 million. This increase was primarily the result of $128.7 million in cash provided by financing activities (mainly customer deposits and the trust preferred offering) and net cash of $7.8 million provided by operating activities. Offsetting this increase was cash used in investing activities of $121.7 million (mainly loan originations and security purchases).

Effects of Inflation and Changing Prices

    The primary impact of inflation on our operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as CBB and ABB are monetary in nature. As a result, the impact of interest rates on a financial institution's performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.

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

    In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). It revises the standard for accounting for securitizations and other transfers of financial assets and collateral after September 30, 2001 and requires certain disclosures. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    As of September 30, 2001, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-Q for the quarterly period ended March 31, 2001.

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

COBIZ INC.
Date: November 12, 2001	By:	/s/ STEVEN BANGERT Steven Bangert, Chief Executive Officer and Chairman
Date: November 12, 2001	By:	/s/ RICHARD J. DALTON Richard J. Dalton, Executive Vice President and Chief Financial Officer