Form 10-K
period 2001-12-31
COBIZ INC
filed 2002-04-01
CIK 1028734

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2001.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to
Commission file number 000-24445

COBIZ INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0826324 (I.R.S. Employer Identification No.)
821 17th Street Denver, CO (Address of principal executive offices)	80202 (Zip Code)

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

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 8, 2002 computed by reference to the closing price on the Nasdaq National Market was $114,875,556.

        The number of shares outstanding of the registrant's sole class of common stock on March 8, 2002 was 13,149,597.

        Documents incorporated by reference: Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2002 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

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

  •
  Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

  •
  Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses.

  •
  Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and leases and related expenses.

  •
  Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

  •
  Fluctuations in interest rates and market prices could reduce our net interest margins and asset valuations and increase our expenses.

  •
  The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

  •
  Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

  •
  Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

  •
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

PART I

Item 1. Business

Overview

        CoBiz Inc. ("CoBiz") is a financial holding company headquartered in Denver, Colorado. We were incorporated in Colorado on February 19, 1980 as Equitable Bancorporation, Inc. Our wholly owned subsidiary American Business Bank, N.A. (the "Bank," previously named Colorado Business Bank, N.A.), is a full-service business banking institution with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail, and two Arizona locations serving Phoenix and the surrounding area of Maricopa County. The Bank operates in its Colorado market areas under the name Colorado Business Bank ("CBB") and its Arizona market areas under the name Arizona Business Bank ("ABB"). As of December 31, 2001, we had total assets of $925.4 million, net loans and leases of $674.0 million and deposits of $655.2 million.

        We provide a broad range of banking products and services, including credit, treasury management, investment, deposit and trust products, as well as employee benefits consulting, insurance brokerage and investment banking services, to our targeted customer base of small and medium-sized businesses and high-net-worth individuals. Each of our locations operates as a separate business bank, with significant local decision-making authority. Support functions such as accounting, data processing, bookkeeping, credit administration, loan operations and investment and cash management services are conducted centrally from our downtown Denver office. As a result of this operating approach, we believe we are well positioned to attract and serve our target customers, combining the elements of personalized service found in community banks with sophisticated banking products and services traditionally offered by larger regional banks. For a discussion of the segments included in our principal activities, see Note 15 of Notes to Consolidated Financial Statements.

2001 Acquisitions

        On March 8, 2001, we acquired First Capital Bank of Arizona ("First Capital"), an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. The acquisition was structured as a merger between First Capital and a wholly-owned subsidiary we formed to participate in the merger. As a result of the merger, First Capital shareholders received shares of our common stock and First Capital became our wholly owned subsidiary. The transaction was accounted for as a pooling of interests. On September 7, 2001, First Capital was merged into the Bank.

        On March 1, 2001, CoBiz completed its acquisition of Milek Insurance Services, Inc ("Milek"). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

        On July 10, 2001, CoBiz acquired Green Manning & Bunch, Ltd. ("GMB"), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary we formed to consummate the transaction: CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of our common stock and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. shares have the right to require us to exchange the CoBiz GMB, Inc. shares for shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the CoBiz GMB, Inc. shares to exchange such shares for shares of our common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill.

Business Strategy

        Our primary strategy is to differentiate ourselves from our competitors by providing our local bank presidents with substantial decision-making authority and expanding our products to meet the needs of small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized banking approach. In order to realize our strategic objectives, we are pursuing the following strategies:

        Internal growth.    We believe the Colorado and Arizona markets provide us with significant opportunities for internal growth. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. We believe this consolidation has created gaps in the banking industry's ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of high-net-worth individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers. A significant amount of our loan and lease growth to date has resulted from pre-existing customer relationships established by our lending officers and senior management team.

        De novo branching.    We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. We intend to use Colorado Business Bank-Boulder as our model for further de novo branching. Colorado Business Bank-Boulder opened in November 1995 with a staff of three experienced lending officers recruited from the Boulder branch of a large national bank. We began our Boulder operations in a relatively small space in an office building in downtown Boulder, rather than in a traditional, free-standing bank building, thereby substantially decreasing overhead. As a result of the market's acceptance of our business banking model, Colorado Business Bank-Boulder has grown significantly and relocated to a new larger location. In addition, we added a second Boulder location. As of December 31, 2001, our Boulder locations had an aggregate of $144.3 million in loans and $102.4 million in deposits. This strategy has been successful in Colorado and will be utilized in the Arizona market.

        Fee-based business lines.    Although banking remains our core business, we have begun and will likely continue introducing supplemental fee-generating business lines. We began offering trust and estate administration services in March 1998, employee benefits consulting in 2000, and introduced insurance brokerage services in March 2001. The 2001 acquisition of GMB added investment banking services to our product offerings. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income.

        New product lines.    We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, deposit and trust products to our target customer base. Within the past few years, we have greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans.

        Expanding existing banking relationships.    We are normally not a transaction lender and typically require that borrowers enter into a multiple product banking relationship with us, including deposits and treasury management services, in connection with the receipt of credit from the Bank. We believe that such relationships provide us with the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional non-interest income. In addition, we believe this philosophy aids in customer retention.

        Capitalizing on the use of technology.    We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data processing system allows us to provide upgraded Internet banking, expanded treasury management products and check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursement, lock box, repurchase agreements and sweep investment accounts. In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies and provide management with the information and analyses necessary to manage our growth effectively.

        Emphasizing high quality customer service.    We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank's 11 locations or simply do not have the time to go to the Bank.

        Maintaining asset quality and controlling interest rate risk.    We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan and lease portfolio by a loan review officer who reports directly to the audit committee of our board of directors. In addition, we added a Senior Credit Officer in the third quarter of 2001 to further enhance our asset quality. As of December 31, 2001, our ratio of nonperforming loans and leases to total loans and leases was 0.33%. In addition, we seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits which also mature or re-price over periods of 12 months or less.

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

        Acquisitions.    We intend to continue to explore acquisitions of financial institutions or financial services entities, including opportunities in Colorado, Arizona and other western states.

        Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe that, by focusing on individuals who are established in their communities and experienced in offering sophisticated banking products and services, we enhance our market position and add growth opportunities.

Market Areas Served

        Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

        The Denver metropolitan area enjoyed a 10.4% increase in population from January 1998 to December 2001. This seven-county area is one of the fastest growing regions in the nation, helping to make Colorado the third-fastest growing state in the United States. In addition, Douglas County is the richest in the nation with a median household income of $84,645 in 1998. Along with the rest of the nation, Denver's economy contracted in 2001, witnessing a 2.7% decrease in non-farm employment from January 2001 to December 2001. Although the unemployment rate for Denver had risen to 3.1% by the end of 2001, it remained significantly lower than the national average of 4.7%. Per capita income also decreased, falling 6.29% in 2001. Denver's economy has diversified over the years—with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services—although companies with less than 50 employees continue to make up Denver's single largest employment group.

        Our office in Edwards, Colorado, is located in the rapidly developing resort community of the Vail Valley. We have two locations each in downtown Denver, Boulder and Littleton and one location each in Golden, the Denver Technological Center (DTC) and the Vail Valley. The following is selected additional market data regarding the Colorado markets we serve:

  •
  Downtown Denver and the DTC are the main business centers of metropolitan Denver.

  •
  Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region.

  •
  The Littleton locations serve a more residential area, including Highlands Ranch, one of the fastest growing communities in the Denver metropolitan area.

  •
  The western metropolitan area served by the Golden location contains a number of newer industrial and office parks.

  •
  The area around DTC features a high concentration of office parks and businesses. A large number of high-net-worth individuals live and work in the area.

  •
  The Vail Valley is anchored by Vail, a prime mountain resort with a vigorous construction market for high-end primary and second homes. Construction activity in this area is fueling growth in other commercial businesses supporting the expanding population base in the market.

        Our Arizona market is served by a full-service commercial banking location based in Phoenix with one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City. Arizona is the second fastest growing state in the nation, experiencing a population growth rate of 40% between 1990 and 2000 as compared to the national growth rate of 13.1% during the same period. The region's economy also grew, with the Phoenix metropolitan area ranking third in employment growth for the nation. Arizona's economic sectors include trade, manufacturing, mining, agriculture, construction and tourism, with services constituting the largest economic sector. As of January 2002, the unemployment rate was 5.5%. The following is selected additional market data regarding the Arizona markets we serve:

  •
  Our Phoenix bank is located in Maricopa County. More than half of Arizona's population resides in Maricopa County, which includes the cities of Phoenix, Tempe, Mesa, Scottsdale, Glendale, Chandler and Peoria.

  •
  Our office in Surprise, Arizona is strategically located to serve the large population of retired persons living in the suburbs of Phoenix. The customers in this demographic group usually prefer the personal service of a community bank to the more impersonal service of a large financial institution.

Lending Activities

        General.    We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing, including both operating and direct financing leases. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $200,000 to $4 million. As of December 31, 2001, substantially all of our outstanding loans and leases were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. As of December 31, 2001, approximately 75% of our loans and leases were at interest rates that float with our base rate or some other reference rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an analysis of the interest rates on our loans.

        Credit Procedures and Review.    We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by the newly created dedicated Senior Credit Officer. All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed monthly by the boards of directors of the Bank and CoBiz. The loan and lease portfolio is also monitored regularly by a loan review officer who reports directly to the audit committee of the boards of directors of the Bank and CoBiz.

        Composition of Loan and Lease Portfolio.    The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	At December 31,
	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$201,598	29.9	$158,974	30.7	$143,840	35.2	$113,618	42.6	$83,446	43.6
Real estate—mortgage	303,555	44.9	236,282	45.6	162,868	39.8	82,849	31.1	55,991	29.2
Real estate—construction	119,022	17.7	75,921	14.7	62,454	15.3	41,011	15.4	33,438	17.4
Consumer	40,840	6.1	29,197	5.6	23,243	5.7	18,799	7.1	12,927	6.7
Direct financing leases—net	17,901	2.7	24,088	4.7	21,485	5.3	13,741	5.2	8,407	4.4

Loans and leases	$682,916	101.3	$524,462	101.3	$413,890	101.3	$270,018	101.4	$194,209	101.3
Less allowance for loan and lease losses	(8,872)	(1.3)	(6,819)	(1.3)	(5,171)	(1.3)	(3,678)	(1.4)	(2,499)	(1.3)

Net loans and leases	$674,044	100.0	$517,643	100.0	$408,719	100.0	$266,340	100.0	$191,710	100.0

        Under federal law, the aggregate amount of loans we may make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan and lease losses. As of December 31, 2001, our individual legal lending limit was $12.5 million. Our board of directors has established an internal lending limit of $6.2 million. To accommodate customers whose financing needs exceed our internal lending limits, and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2001 and 2000, the outstanding balances of loan participations sold by us were $24.9 million and $18.9 million, respectively. We have retained servicing rights on all loan participations sold. As of December 31, 2001, we had loan participations purchased from other banks totaling $4.6 million. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

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

        Commercial Loans.    Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. The Bank's areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers and business services companies. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

        Real Estate Mortgage Loans.    Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 15 years. The Bank's underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us. We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

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

        Real Estate Construction Loans.    We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting costs. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of the loan be no more than 75% of the appraised value of the completed construction project. Values are determined only by approved independent appraisers.

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

        Consumer Loans.    We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management.

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

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$32	$37	$49	$4	$—
Nonaccrual loans and leases	2,206	467	634	125	470
Restructured loans and leases	—	—	—	338	341

Total nonperforming loans and leases	2,238	504	683	467	811
Real estate acquired by foreclosure	—	—	—	—	—

Total nonperforming assets	$2,238	$504	$683	$467	$811

Allowance for loan and lease losses	$8,872	$6,819	$5,171	$3,678	$2,499

Ratio of nonperforming assets to total assets	0.24%	0.07%	0.12%	0.11%	0.27%
Ratio of nonperforming loans and leases to total loans and leases	0.33%	0.10%	0.17%	0.17%	0.42%
Ratio of allowance for loan and lease losses to total loans and leases	1.30%	1.30%	1.25%	1.36%	1.29%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	396.43%	1352.98%	757.10%	787.58%	308.14%

        Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due. When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings. Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2001, 2000 and 1999 if our nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in our net income for such periods, was not material. Real estate acquired by foreclosure includes deeds acquired under agreements with delinquent borrowers. Real estate acquired by foreclosure is appraised annually and is carried at the lesser of fair market value less anticipated closing costs or the balance of the related loan. As of December 31, 2001, we did not own any real estate acquired in foreclosure proceedings or under agreements with delinquent borrowers. In addition to the nonperforming assets described above, at December 31, 2001, we had 51 loan and lease relationships considered by management to be potential problem loans or leases, with outstanding principal totaling approximately $8.6 million. A potential problem loan or lease is one as to which management has concerns about the borrower's future performance under the terms of the loan or lease contract. For our protection, management monitors these loans and leases closely. These loans and leases are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan or lease being classified as nonperforming. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

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

	For the year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$6,819	$5,171	$3,678	$2,499	$1,710

Charge-offs:
Commercial	(119)	(189)	(100)	(200)	(356)
Real estate—mortgage	(72)	(16)	—	—	—
Real estate—construction	—	—	(5)	—	—
Consumer	(44)	(67)	(80)	(32)	(38)
Direct financing leases	(179)	(225)	—	(4)	—

Total charge-offs	(414)	(497)	(185)	(236)	(394)

Recoveries:
Commercial	55	37	24	66	6
Real estate—mortgage	16	—	—	—	—
Real estate—construction	—	—	—	—	—
Consumer	18	20	2	5	27
Direct financing leases	16	2	—	—	—

Total recoveries	105	59	26	71	33

Net charge-offs	(309)	(438)	(159)	(165)	(361)
Provisions for loan and lease losses charged to operations	2,362	2,086	1,652	1,344	1,150

Balance of allowance for loan and lease losses at end of period	$8,872	$6,819	$5,171	$3,678	$2,499

Ratio of net charge-offs to average loans and leases	0.05%	0.10%	0.05%	0.07%	0.23%
Average loans and leases outstanding during the period	$591,741	$459,684	$336,160	$230,921	$154,623

        Additions to the allowance for loan and lease losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan and lease portfolio. Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period and current and anticipated economic conditions. At December 31, 2001, the allowance for loan and lease losses equaled 1.30% of total loans and leases. Federal regulatory agencies, as part of their examination process, review our loans and leases and allowance for loan and lease losses. We believe that our allowance for loan and lease losses is adequate to cover anticipated loan and lease losses. However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank's loan and lease portfolio in the future, may request the Bank to increase such allowance. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and lease losses will not exceed the allowance for loan and lease losses.

        The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular categories of loans or leases.

	At December 31,
	2001		2000		1999		1998		1997
	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
	(Dollars in thousands)
Commercial	$2,330	29.6%	$2,302	30.2%	$1,244	34.7%	$914	42.0%	$857	43.0%
Real estate—mortgage	1,920	44.4%	1,102	45.1%	1,087	39.4%	760	30.7%	432	28.8%
Real estate—construction	652	17.4%	572	14.5%	373	15.1%	576	15.2%	375	17.2%
Consumer	240	6.0%	210	5.6%	247	5.6%	118	7.0%	85	6.7%
Direct financing leases	505	2.6%	215	4.6%	183	5.2%	243	5.1%	—	4.3%
Unallocated	3,225	—	2,418	—	2,037	—	1,067	—	750	—

Total	$8,872	100.0%	$6,819	100.0%	$5,171	100.0%	$3,678	100.0%	$2,499	100.0%

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

        Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

  •
  Maximize safety and soundness.

  •
  Provide adequate liquidity.

  •
  Maximize rate of return within the constraints of applicable liquidity requirements.

  •
  Complement asset/liability management strategies.

        The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$9,570	$27,388	$26,948
Mortgage-backed securities	187,782	133,568	95,789
State and municipal bonds	3,949	1,155	799
Federal Reserve and FHLB stock	5,238	3,306	2,711
Other investments	1,357	1,150	390

Total	$207,896	$166,567	$126,637

        The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2001.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$4,601	3.03%	$520	6.88%	$—	—%	$4,449	6.28%	$9,570	4.75%
Mortgage-backed securities	151,646	5.73%	15,279	5.68%	—	—%	20,857	5.90%	187,782	5.74%
State and municipal bonds	—	—%	463	6.19%	—	—%	3,486	6.63%	3,949	6.58%
Federal Reserve and FHLB stock	—	—%	—	—%	—	—%	5,238	5.58%	5,238	5.58%
Other investments	—	—%	1,357	7.45%	—	—%	—	—%	1,357	7.45%

Total	$156,247	5.65%	$17,619	5.87%	$—	—%	$34,030	5.98%	$207,896	5.72%

(1)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

Deposits

        Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short-and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. At December 31, 2001, $164.6 million, or 25%, of our deposits were noninterest-bearing deposits. We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance we will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. We have not actively sought brokered deposits and do not currently intend to do so. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2001		2000		1999
	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate
	(Dollars in thousands)
NOW and money market accounts	$229,114	3.00%	$204,125	4.26%	$150,409	3.46%
Savings	5,419	1.70%	6,147	2.24%	6,866	2.26%
Certificates of deposit under $100,000	83,782	5.51%	51,603	5.77%	44,264	5.16%
Certificates of deposit $100,000 and over	152,848	5.31%	121,694	6.01%	77,229	5.17%

Total interest-bearing deposits	471,163	4.18%	383,569	4.98%	278,768	4.18%
Noninterest-bearing demand deposits	142,021	—	126,727	—	111,100	—

Total deposits	$613,184	3.21%	$510,296	3.75%	$389,868	2.99%

        Maturities of certificates of deposit of $100,000 and more are as follows:

Remaining Maturity	At December 31, 2001
(Dollars in thousands)
Less than three months	$94,236
Three months up to six months	40,502
Six months up to one year	21,762
One year and over	10,715

Total	$167,215

Short-Term Borrowings

        Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectively referred to as "FHLB"). The following table sets forth information relating to our short-term borrowings.

	At or for the year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Federal funds purchased
Balance at end of period	$5,000	$10,400	$2,300
Average balance outstanding for the period	7,290	3,293	4,450
Maximum amount outstanding at any month end during the period	24,500	15,373	13,000
Weighted average interest rate for the period	3.81%	6.60%	5.38%
Weighted average interest rate at period end	1.88%	6.69%	4.57%
Securities sold under agreement to repurchase
Balance at end of period	$83,596	$65,827	$33,053
Average balance outstanding for the period	76,068	47,876	40,421
Maximum amount outstanding at any month end during the period	94,480	68,306	51,982
Weighted average interest rate for the period	3.31%	5.54%	4.41%
Weighted average interest rate at period end	1.77%	5.64%	4.53%
FHLB advances
Balance at end of period	$86,200	$38,570	$30,980
Average balance outstanding for the period	45,110	23,154	18,041
Maximum amount outstanding at any month end during the period	86,200	48,570	32,050
Weighted average interest rate for the period	4.17%	6.50%	5.48%
Weighted average interest rate at period end	2.09%	6.51%	5.88%

Competition

        The banking business in the Denver and Phoenix metropolitan areas is highly competitive and is currently dominated by a number of large regional financial institutions, including U.S. Bancorp, Inc.; Banc One Corporation; Bank of America Corporation; Compass Bankshares, Inc.; Zions Bancorporation; KeyCorp; M&I Corporation and Wells Fargo & Company. In addition to these regional banks, there are a number of community banks that operate in our market areas, including, Guaranty Bank and Trust Company; Colorado State Bank & Trust; FirstBank Holding Company of Colorado; and Union Bank and Trust. We compete for loans and deposits with other commercial banks (including those listed above), savings and loan associations, finance companies, credit unions and mortgage bankers. In addition to the traditional financial institutions, we also compete for loans with brokerage and investment banking companies, nonfinancial institutions, including retail stores that maintain their own credit programs, and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

        By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, many of our competitors have substantially greater capital resources and lending limits than we do and perform functions we offer only through correspondents. Our business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized banks and thrift holding companies.

Employees

        As of February 28, 2002, we had 327 employees, including 260 full-time equivalent employees. No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Supervision and Regulation

        CoBiz and the Bank are extensively regulated under federal, Colorado and Arizona law. These laws and regulations are primarily intended to protect depositors and federal deposit insurance funds, not shareholders of CoBiz. The following information summarizes certain material statutes and regulations affecting CoBiz and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of CoBiz and the Bank. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

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

        Acquisitions.    As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the "CRA"). See "—The Bank—Community Reinvestment Act" below.

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "1994 Act"), displaces state laws governing interstate bank acquisitions. Under the 1994 Act, a financial or bank holding company may, subject to some limitations, acquire a bank outside of its home state without regard to local law. Thus, an out-of-state holding company could acquire the Bank, and we could acquire a bank outside of Colorado.

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

        The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A financial holding company such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB.

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

        The table below sets forth the Company's ratios at December 31, 2001 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2001
Ratio	Actual	Minimum Required
Total capital to risk-weighted assets	12.2%	8.0%
Tier I capital to risk-weighted assets	11.0%	4.0%
Tier I leverage ratio	9.0%	4.0%

        Support of Banks.    As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become "undercapitalized" as defined in the FDICIA and the regulations thereunder. See "—The Bank—Capital Adequacy." Our maximum liability under any such guarantee would be the lesser of 5% of the Bank's total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the "source of strength doctrine," which requires such holding companies to serve as a source of "financial and managerial" strength to their subsidiary banks.

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

        Dividend Restrictions.    Dividends paid by the Bank and earnings from our fee-income business lines provide substantially all of our cash flow. The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." See "—The Bank—Capital Adequacy."

        Examinations.    The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

        Capital Adequacy.    Federal regulations establish minimum requirements for the capital adequacy of depository institutions that are generally the same as those established for bank holding companies. See "—The Holding Company—Capital Adequacy." Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance and the appointment of a receiver, and may also be subject to significant operating restrictions pursuant to regulations promulgated under the FDICIA. See "—The Holding Company—Support of Banks."

        The following table sets forth the capital ratios of the Bank at December 31, 2001.

	At December 31, 2001
Ratio	Actual	Minimum Required
Total capital to risk-weighted assets	11.3%	8.0%
Tier I capital to risk-weighted assets	10.1%	4.0%
Tier I leverage ratio	8.2%	4.0%

        Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, as of December 31, 2001, the Bank was well capitalized, which classification places no significant restrictions on the Bank's activities.

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

        The laws and regulations affecting banks and financial or bank holding companies have changed significantly in recent years, and there is reason to expect changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. In particular, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking industry to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized financial or bank holding companies. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

Item 2. Properties

        As of March 28, 2002, we had nine banking locations in Colorado and two in Arizona. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202. We lease our executive offices from Kesef, LLC ("Kesef"), an entity partly owned by a certain director of the Bank. See "Certain Relationships and Related Transactions" under Item 13 of Part III. The term of the lease expires in 2011. CoBiz leases all of its facilities. The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Denver	821 Seventeenth Street, Denver, Colorado, 80202	2011
Tremont	1275 Tremont, Denver, Colorado, 80202	2014
Littleton	101 West Mineral Avenue, Littleton, Colorado, 80120	2005
Prince	2409 West Main Street, Littleton, Colorado, 80120	2004
Boulder	2025 Pearl Street, Boulder, Colorado 80302	2009
Boulder North	2550 North Broadway, Boulder, Colorado 80302	2004
West Metro	15710 West Colfax Avenue, Golden, Colorado 80401	2004
DTC	8400 East Prentice Avenue, Ste 150, Englewood, Colorado 80111	2008
Rockies	439 Edwards Access Road, Edwards, Colorado, 81632	2004
Phoenix	2700 North Central Avenue, Phoenix, Arizona 85004	2006
Surprise	12775 West Bell Road, Surprise, Arizona 85374	2016
Fee-Based Business Locations	Address	Lease Expiration
CoBiz Connect, Inc.	821 Seventeenth Street, Denver, Colorado, 80202	2011
CoBiz Insurance, Inc.	5353 West Dartmouth Avenue, Denver, Colorado	2003
GMB, Ltd.	370 Seventeenth Street, Ste 3600, Denver, Colorado 80202	2005

        All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3. Legal Proceedings

        Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to our business are brought against, or by, us. We believe the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of CoBiz.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Stock of CoBiz is traded on the Nasdaq Stock Market under the symbol "COBZ." At March 8, 2002, there were approximately 426 shareholders of record of CoBiz Common Stock. Prior to June 18, 1998, there was no public market for our Common Stock. On July 31, 2001 we effected a stock split via a three-for-two stock split, through a stock dividend.

        The following table presents the range of high and low closing sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Stock Market and the per-share dividends declared in each quarter during that period.

	High	Low	Cash Dividend Declared
2000:
First Quarter	$9.583	$8.083	$0.033
Second Quarter	9.333	8.333	0.033
Third Quarter	11.333	8.625	0.040
Fourth Quarter	11.917	10.583	0.040
2001:
First Quarter	12.250	10.250	0.040
Second Quarter	15.167	10.250	0.040
Third Quarter	15.900	12.250	0.045
Fourth Quarter	14.050	11.298	0.045

        The timing and amount of future dividends are at the discretion of the board of directors of CoBiz and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of CoBiz and its subsidiaries, the amount of cash dividends paid to CoBiz by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the board of directors of CoBiz. The board of directors of CoBiz anticipates it will continue to pay quarterly dividends in amounts determined based on the factors discussed above. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings. See "Supervision and Regulation—The Bank—Dividend Restrictions" included under Item 1 of Part I.

        CoBiz issued 11,834 shares of its Common Stock to one individual upon the cashless exercise of warrants issued in connection with the Company's initial public offering in 1998. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

        The following table presents selected financial data for the period indicated.

	At or for the year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$61,890	$54,903	$38,713	$28,267	$20,329
Interest expense	26,388	24,540	14,650	10,431	7,834

Net interest income before provision for loan and lease losses	35,502	30,363	24,063	17,836	12,495
Provision for loan and lease losses	2,362	2,086	1,652	1,343	1,150

Net interest income after provision for loan and lease losses	33,140	28,277	22,411	16,493	11,345
Noninterest income	8,417	5,745	5,621	5,051	4,022
Noninterest expense	26,793	20,674	18,686	15,750	12,141

Income before income taxes	14,764	13,348	9,346	5,794	3,226
Provision for income taxes	5,835	5,224	3,461	2,083	1,245
Cumulative effect of accounting change for organizational costs	—	—	—	(45)	—

Net income	$8,929	$8,124	$5,885	$3,666	$1,981

Earnings per share—basic	$0.70	$0.64	$0.47	$0.32	$0.20
Earnings per share—diluted	$0.66	$0.62	$0.45	$0.30	$0.19
Cash dividends declared per common share	$0.17	$0.15	$0.07	—	—
Dividend payout ratio	24.29%	23.44%	14.89%	—	—
Balance sheet data:
Total assets	$925,410	$739,464	$578,565	$433,748	$302,408
Total investments	207,896	166,567	126,637	121,181	58,784
Loans and leases	682,916	524,462	413,890	270,018	194,209
Allowance for loan and lease losses	8,872	6,819	5,171	3,678	2,499
Deposits	655,192	542,568	458,313	330,654	250,307
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000	20,000	—	—	—
Preferred shareholders' equity	—	—	—	—	1,500
Common shareholders' equity	70,803	58,439	50,268	46,534	24,899
Key ratios:
Return on average total assets	1.08%	1.24%	1.17%	1.04%	0.79%
Return on average common shareholders' equity	13.78%	15.05%	12.16%	9.89%	9.03%
Average common equity to average assets	7.81%	8.27%	9.60%	10.56%	8.75%
Net interest margin(1)	4.54%	4.99%	5.21%	5.63%	5.53%
Efficiency ratio(2)	61.73%	57.63%	63.02%	68.82%	73.51%
Nonperforming assets to total assets	0.24%	0.07%	0.12%	0.11%	0.27%
Nonperforming loans and leases to total loans and leases	0.33%	0.10%	0.17%	0.17%	0.42%
Allowance for loan and lease losses to total loans and leases	1.30%	1.30%	1.25%	1.36%	1.29%
Allowance for loan and lease losses to nonperforming loans and leases	396.43%	1352.98%	757.10%	787.58%	308.14%
Net charge-offs to average loans and leases	0.05%	0.10%	0.05%	0.07%	0.23%

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

        We completed our initial public offering of our common stock in June 1998. We sold a total of 2,415,000 shares of common stock at $8.00 per share yielding net proceeds of $17.5 million, after deducting underwriting commissions and other expenses.

        On June 19, 2000, we issued 30-year capital trust preferred securities in the aggregate amount of $20,000,000. The trust preferred securities bear a cumulative fixed interest rate of 10% per annum and mature on June 30, 2030. Interest distributions are payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, our ability to pay dividends on our common shares will be restricted. Subject to approval by the FRB, the trust preferred securities may be redeemed prior to maturity at our option on or after June 30, 2005. Portions of the trust preferred securities qualify as Tier I capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $1 million were deferred and are being amortized over five years to noninterest expense using the straight-line method.

        On March 1, 2001, we completed our acquisition of Milek Insurance Services, Inc. The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and Milek have been combined and reflected at their historical amounts.

        On March 8, 2001, we completed the acquisition of First Capital Bank of Arizona. First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of CoBiz common stock to the former First Capital shareholders. In addition, CoBiz assumed approximately 366,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz and First Capital have been combined and reflected at their historical amounts.

        On March 19, 2001, the Bank acquired 20% of the outstanding common stock of Colorado Business Leasing, Inc. ("Leasing") held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of the Bank.

        On July 10, 2001, we acquired Green Manning & Bunch, Ltd., a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that we formed in order to consummate the transaction—CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving $800,008 in cash, 295,275 shares of our common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for $200,000 in cash, 200 shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require us to exchange the CoBiz GMB, Inc. Shares for 73,819 shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for 73,819 shares of our common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill.

        Our management has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. While we will continue to add personnel to lead new growth initiatives, including middle management, we believe our senior management and systems infrastructure are adequate to support our anticipated growth without incurring proportionate increases in general, administrative and other noninterest expenses.

        From December 31, 1995 to December 31, 2001, our shareholders' equity increased 678%, from $9.1 million to $70.8 million. During that same time period, our outstanding loans and leases (net) increased 672%, from $87.3 million to $674.0 million. This increase has primarily been the result of our focus on local relationship banking and commercial lending to small and medium-sized businesses and high-net-worth individuals. In addition, we have emphasized building and maintaining asset quality through our credit underwriting and monitoring process. Nonperforming assets have ranged from 0.07% to 0.58% of total assets during this period. We have maintained asset quality, while continuing to build our allowance for loan and lease losses. Our allowance for loan and lease losses increased 536%, from $1.4 million as of December 31, 1995 to $8.9 million as of December 31, 2001.

        This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K beginning on page F-1. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements. For a discussion of the segments included in our principal activities, see Note 15 of Notes to Consolidated Financial Statements.

        As indicated above, the acquisition of Milek Insurance Services, Inc. and First Capital Bank of Arizona were accounted for as poolings of interests. Accordingly, the Company's financial statements for all years presented in this report give retroactive effect to those acquisitions and combine the assets, liabilities, shareholders' equity, income and expenses of CoBiz and the acquired entities at all dates and for all periods covered by the financial statements. All of the comparative information contained in the following sections of this report also gives retroactive effect to those acquisitions as though CoBiz and the acquired entities had been combined at both dates or for both periods being compared. The acquisition of Green Manning & Bunch Ltd. was accounted for as a purchase and the assets, liabilities, income and expenses of the acquired entity are included in the Company's financial statements only for periods following the closing of that acquisition. For a summary of the contributions of the operations formerly conducted by First Capital Business Bank of Arizona (now operated as a branch of the Bank under the name Arizona Business Bank) and Green Manning & Bunch Ltd. to the assets and income of CoBiz during each period reported, see the segment information in Note 15 of Notes to Consolidated Financial Statements.

Financial Condition

  December 31, 2001, compared to December 31, 2000

        Our total assets increased by $185.9 million to $925.4 million as of December 31, 2001, from $739.5 million as of December 31, 2000. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $156.4 million, from $517.6 million at December 31, 2000, to $674.0 million as of December 31, 2001. Total investments were $207.9 million as of December 31, 2001, compared to $166.6 million as of December 31, 2000. The increase in the investment portfolio was possible due to strong deposit growth, as well as advances from FHLB, and was necessary to address the interest rate sensitivity of ABB's balance sheet. Deposits increased by $112.6 million to $655.2 million as of December 31, 2001, from $542.6 million as of December 31, 2000. Noninterest-bearing deposits increased by $23.7 million, and interest-bearing deposits increased by $88.9 million. Low-cost demand deposits comprised 25% of total deposits as of December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase increased by $12.4 million at December 31, 2001 to $88.6 million. Of this total, $69.0 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to an increased emphasis on deposit generation included in banker production goals. Advances from the FHLB were $86.2 million at December 31, 2001, compared to $38.6 million at December 31, 2000, and were used to support our loan growth, as well as the investment purchases.

  December 31, 2000, compared to December 31, 1999

        Our total assets increased by $160.9 million to $739.5 million as of December 31, 2000, from $578.6 million as of December 31, 1999. Our loan and lease portfolio (net) increased by $108.9 million, from $408.7 million at December 31, 1999, to $517.6 million as of December 31, 2000. The strong loan growth was attributable to a consistent focus on internal growth and was possible due to the robust economy. Total investments were $166.6 million as of December 31, 2000, compared to $126.6 million as of December 31, 1999. The increase in the investment portfolio was possible due to our deposit growth. Deposits were $542.6 million as of December 31, 2000, compared to $458.3 million as of December 31, 1999. Noninterest-bearing deposits increased by $27.1 million, and interest-bearing deposits increased by $57.2 million. Low-cost demand deposits comprised 26% of total deposits as of December 31, 2000, and 25% of total deposits as of December 31, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $40.9 million, to $76.2 million as of December 31, 2000 from $35.4 million as of December 31, 1999. Repurchase agreements transacted on behalf of our customers were $65.8 million at December 31, 2000 and $33.1 million at December 31, 1999. Outstanding advances from the FHLB were $38.6 million at December 31, 2000 compared to $31.0 million as of December 31, 1999 and were used to support our loan and investment growth.

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

	For the year ended December 31,
	2001			2000			1999
	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost
	(Dollars in thousands)
ASSETS:
Federal funds sold and other	$9,125	$426	4.67%	$10,914	$693	6.35%	$7,878	$415	5.27%
Investment securities(1)	189,038	11,449	6.06%	142,138	9,266	6.52%	122,483	7,117	5.81%
Loans and leases(2)	591,741	50,015	8.45%	459,684	44,944	9.78%	336,160	31,181	9.28%
Allowance for loan and lease losses	(7,895)	—	—	(5,833)	—	—	(4,331)	—	—

Total interest-earning assets	782,009	61,890	7.91%	606,903	54,903	9.05%	462,190	38,713	8.38%
Noninterest-earning assets:
Cash and due from banks	26,918			26,007			23,982
Other	21,067			19,730			17,908

Total assets	$829,994			$652,640			$504,080

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$229,114	$6,872	3.00%	$204,125	$8,690	4.26%	$150,409	$5,207	3.46%
Savings	5,419	92	1.70%	6,147	138	2.24%	6,866	155	2.26%
Certificates of deposit:
Under $100,000	83,782	4,620	5.51%	51,603	2,980	5.77%	44,264	2,286	5.16%
$100,000 and over	152,848	8,122	5.31%	121,694	7,311	6.01%	77,229	3,992	5.17%

Total interest-bearing deposits	471,163	19,706	4.18%	383,569	19,119	4.98%	278,768	11,640	4.18%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	83,358	2,801	3.36%	51,169	2,872	5.61%	44,871	2,021	4.50%
FHLB advances	45,110	1,881	4.17%	23,154	1,505	6.50%	18,041	989	5.48%
Company obligated mandatorily redeemable preferred securities	20,000	2,000	10.00%	10,546	1,044	10.00%	—	—	—

Total interest-bearing liabilities	619,631	26,388	4.26%	468,438	24,540	5.24%	341,680	14,650	4.29%
Noninterest-bearing demand accounts	142,021			126,727			111,100

Total deposits and interest-bearing liabilities	761,652			595,165			452,780
Other noninterest-bearing liabilities	3,557			3,488			2,917

Total liabilities and preferred securities	765,209			598,653			455,697
Shareholders' equity	64,785			53,987			48,383

Total liabilities and shareholders' equity	$829,994			$652,640			$504,080

Net interest income		$35,502			$30,363			$24,063

Net interest spread			3.65%			3.81%			4.09%
Net interest margin			4.54%			5.00%			5.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.21%			129.56%			135.27%

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

	Year ended December 31, 2001 compared with year ended December 31, 2000 increase (decrease) in net interest income due to changes in			Year ended December 31, 2000 compared with year ended December 31, 1999 increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$(114)	$(153)	$(267)	$160	$118	$278
Investments(1)	3,057	(874)	2,183	1,142	1,007	2,149
Loans and leases(2)	12,911	(7,840)	5,071	11,458	2,305	13,763

Total interest-earning assets	15,854	(8,867)	6,987	12,760	3,430	16,190

Interest-bearing liabilities:
NOW and money market accounts	1,064	(2,882)	(1,818)	1,860	1,623	3,483
Savings	(16)	(30)	(46)	(16)	(1)	(17)
Certificates of deposits:
Under $100,000	1,858	(217)	1,641	379	314	693
$100,000 and over	1,872	(1,062)	810	2,298	1,022	3,320
Short-term borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	1,807	(1,878)	(71)	284	567	851
FHLB notes payable	1,427	(1,051)	376	280	236	516
Company obligated mandatorily redeemable preferred securities	956	—	956	1,044	—	1,044

Total interest-bearing liabilities	8,968	(7,120)	1,848	6,129	3,761	9,890

Net increase (decrease) in net interest income	$6,886	$(1,747)	$5,139	$6,631	$(331)	$6,300

(1)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(2)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Quantitative And Qualitative Disclosure About Market Risk—Asset/Liability Management

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

        The following table presents an analysis of the sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2001 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest sensitive assets and liabilities existing at December 31, 2001 will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in Interest Rates in Basis Points
	(200)	(100)	0	+100	+200
Impact on:
Net Interest Income	(7.7)%	(3.0)%	0.0%	2.2%	5.1%
Market Value of Equity	3.2%	2.1%	0.0%	(2.5)%	(4.5)%

        Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of December 31, 2001, our cumulative interest rate gap for the period of less than one year was a positive 11.92%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a one-day position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet. The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2001. All amounts in the table are based on contractual pricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.

	Estimated maturity or repricing at December 31, 2001
	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Fixed rate loans	$19,115	$33,852	$86,609	$12,693	$152,269
Floating rate loans	383,260	6,810	118,153	4,523	512,746
Lease financing	2,005	5,819	9,870	207	17,901
Investment securities held to maturity and available for sale	18,670	137,577	17,619	34,030	207,896

Total interest-earning assets	$423,050	$184,058	$232,251	$51,453	$890,812

Interest-bearing liabilities:
NOW and money market accounts	$1,352	$99,911	$115,234	$20,278	$236,775
Savings	298	655	2,085	2,919	5,957
Time deposits under $100,000	28,858	39,962	11,805	42	80,667
Time deposits $100,000 and over	94,236	62,264	10,605	110	167,215
Securities and loans sold under agreements to repurchase and federal funds purchased	83,596	—	—	—	83,596
Federal Home Loan Bank advances	65,000	20,640	560	—	86,200
Company obligated mandatorily redeemable preferred securities	—	—	20,000	—	20,000

Total interest-bearing liabilities	$273,340	$223,432	$160,289	$23,349	$680,410

Interest rate gap	$149,710	$(39,374)	$71,962	$28,104	$210,402

Cumulative interest rate gap	$149,710	$110,336	$182,298	$210,402

Cumulative interest rate gap to total assets	16.18%	11.92%	19.70%	22.74%

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

        The following table presents, at December 31, 2001, loans and leases by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2001
	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Commercial	$108,716	$72,454	$20,428	$201,598
Real estate—mortgage	102,532	70,348	130,675	303,555
Real estate—construction	105,267	12,465	1,290	119,022
Consumer	17,243	22,691	906	40,840
Direct financing leases—net	7,824	9,870	207	17,901

Total loans and leases	$341,582	$187,828	$153,506	$682,916

        As of December 31, 2001, of the $341.3 million of loans and leases with maturities of one year or more, approximately $108.8 million were fixed rate loans and leases and $232.6 million were variable rate loans and leases.

Results of Operations

  Year ended December 31, 2001, compared to year ended December 31, 2000

        Earnings Performance.    Net earnings available to common shareholders were $8.9 million for the year ended December 31, 2001, compared with $8.1 million for the year ended December 31, 2000. This increase was primarily due to an increase in net interest income of $5.1 million. Reported earnings per share on a fully diluted basis for 2001 were $0.66, versus $0.62 for the same period a year ago. Return on average assets was 1.08% in the year 2001, compared with 1.24% in 2000. Return on average common shareholders' equity was 13.78% for the year ended December 31, 2001, versus 15.05% for the year ended December 31, 2000. The decrease in our return on average assets and equity ratios is attributed to the significant net interest margin compression experienced in 2001. Total assets increased to $925.4 million at December 31, 2001, a 25% increase from $739.5 million at December 31, 2000. Strong loan production was responsible for much of this growth. Net loans and leases grew $156.4 million from 2000 to 2001.

        We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we also restructured Leasing's back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in 2001 related to the mergers were $656,000 on an after-tax basis. In addition, we recorded a $240,000 after-tax gain on a sale-leaseback transaction of property held by First Capital in the second quarter of 2001. Normalized operating earnings for 2001 adjusted for these nonrecurring items and the one-time gain were $9.3 million, or $0.70 per share on a fully diluted basis, compared to $0.63 for the same period a year earlier.

        Net Interest Income.    Net interest income before provision for loan and lease losses was $35.5 million for the year ended December 31, 2001, an increase of $5.1 million, or 17%, compared with the year ended December 31, 2000. Yields on our interest-earning assets declined by 114 basis points to 7.91% for the year ended December 31, 2001, from 9.05% for the year ended December 31, 2000. Yields paid on interest-bearing liabilities dropped by 98 basis points during this same period. The significant decrease in interest rate levels during 2001 has negatively affected our margin. The net interest margin was 4.54% for the year ended December 31, 2001, down from 5.00% for the year ended December 31, 2000. The prime rate dropped by 475 basis points to 4.75% as of December 31, 2001, from 9.50% at December 31, 2000. ABB's margin was especially susceptible to a falling rate environment, shrinking by approximately 69 basis points for the year ended 2001 versus 2000. Also contributing to the margin compression is the $20 million of Trust Preferred Securities issued in June of 2000. The securities, which have a 10% coupon, were outstanding for only a portion of 2000 but for the entire period in 2001. The proceeds of the offering helped fund our rapid growth, which has included the ABB acquisition and the addition of new product lines. Mitigating the margin contraction was an increase in average earning assets of 29% to $782.0 million for 2001, from $606.9 million for 2000.

        Provision and Allowance for Loan and Lease Losses.    The provision for loan and lease losses increased by $276,000 to $2.4 million for the year ended December 31, 2001, up from $2.1 million for the year ended December 31, 2000. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable (minimal changes in nonperforming asset trends), while average outstanding loan amounts have increased to $591.7 million for 2001, up from $459.7 million for 2000. As of December 31, 2001, the allowance for loan and lease losses amounted to $8.9 million, or 1.30% of total loans and leases.

        Noninterest Income.    Total noninterest income was $8.4 million for the year ended December 31, 2001, compared to $5.7 million for the year ended December 31, 2000. The increase was primarily attributable to $1.8 million in revenues from our investment banking firm, GMB, acquired in July 2001. In addition, we reported an increase in deposit service charges and other banking service related fees as a result of growth in our core customer base. Included in noninterest income for 2001 was a $388,000 gain on the sale-leaseback transaction related to ABB's Surprise location. Trust fees from our Private Asset Management division are up year over year due to an increase in the assets under management. However, the overall decline in the stock market has adversely impacted the division's revenues, as their fees are based on the market valuation of the accounts they manage. Insurance commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base. There was a net decrease in operating lease rentals of $481,000, which was the result of concentrating our marketing efforts in 2000 on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $1.4 million at December 31, 2001, compared to $2.4 million at December 31, 2000.

        Noninterest Expense.    Total noninterest expense increased by $6.1 million to $26.8 million for the year ended December 31, 2001, up from $20.7 million for the year ended December 31, 2000. Included in our 2001 noninterest expense total was $1.1 million of nonrecurring charges related to the ABB and Milek acquisitions, and Leasing's restructuring. In addition, 2001 noninterest expenses include GMB overhead from the transaction date (July 2001), however, GMB expenses are not included in our 2000 consolidated results. During 2001 our efficiency ratio increased to 61.7% from 57.6% for the comparable period in 2000. The increase in the efficiency ratio is the result of the decrease in our net interest margin, as higher levels of expenses are being used to support lower yielding average assets. Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. Offsetting the increases in salaries and occupancy costs was a decrease of $356,000 in depreciation expense on operating leases. As discussed above, management dedicated less resources to originating leases in 2001. Included in our noninterest expense for the year ended 2001 and 2000 is goodwill amortization of $497,000 and $442,000, respectively. The amortization of goodwill adversely affects our net income, although it has no effect on our cash flow.

  Year ended December 31, 2000 compared to year ended December 31, 1999

        Earnings Performance.    Net income was $8.1 million in 2000, compared to $5.9 million in 1999. This increase was primarily due to a $6.3 million increase in net interest income from 1999 to 2000. Return on average assets was 1.24% in 2000, compared with 1.17% in 1999. Return on average common shareholders' equity was 15.05% for 2000, versus 12.16% for 1999. Total assets increased to $739.5 million at December 31, 2000, a 27.8% increase from $578.6 million at December 31, 1999. Strong loan production was responsible for much of this growth. Net loans and leases grew $108.9 million from 1999 to 2000.

        Net Interest Income.    Net interest income before provision for loan and lease losses was $30.4 million for the year ended December 31, 2000, an increase of $6.3 million, or 26%, compared with the year ended December 31, 1999. Overall, we benefited from a rising rate environment in 2000 as the rates we earn on assets increased at a faster pace than the rates we pay on deposits. Interest income increased 41.8%, to $54.9 million in 2000 from $38.7 million in 1999. In 2000, interest on loans and leases increased by $13.8 million and interest on investments increased by $2.4 million. Of the $16.2 million increase in 2000, $12.7 million was due to volume increases, and $3.4 million was due to rate variances. Average loan and lease volumes were up by $123.5 million from 1999, and average investments were up by $19.7 million. The yield on average interest-earning assets was 9.05% for 2000, compared with 8.38% in 1999. On average, yields on investment securities increased to 6.52% in 2000, from 5.81% in 1999. Yields on average loans and leases increased to 9.78% in 2000, from 9.28% in 1999. Interest expense increased 67.5%, to $24.5 million in 2000, from $14.7 million in 1999. The increases were primarily due to higher volumes of interest-bearing liabilities. In 2000, average interest-bearing liabilities grew by $126.8 million from 1999.

        Provision for Loan and Lease Losses.    The provision for loan and lease losses was $2.1 million in 2000, compared to $1.7 million in 1999. This increase was due to the increase in total loans and leases outstanding, and was not reflective of a deterioration of credit quality. In 2000, the ratio of non-performing loans to total loans declined from the previous two years.

        Noninterest Income.    We reported a modest increase in noninterest income from 1999 to 2000. Total noninterest income was $5.7 million for the year ended December 31, 2000, compared to $5.6 million for the year ended December 31, 1999. The increase was primarily attributable to growth in trust fees, other banking service related fees, and gains on the disposition of operating lease equipment returns. Deposit service charges were relatively flat, period over period. Historically, increases in deposit service charges have not consistently corresponded with the growth in deposit balances. This is due to our offering customers the choice of either paying for services in cash or by maintaining additional noninterest-bearing account balances. In addition, there was a net decrease in operating lease rentals, which was the result of concentrating our marketing efforts in 2000 on originating loans, rather than leases. We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $2.4 million at December 31, 2000, compared to $4.0 million at December 31, 1999. During 1999, we realized gains of $32,000 on the sale of investment securities. There were no sales of investment securities during 2000.

        Noninterest Expense.    Total noninterest expense increased by $2.0 million to $20.7 million for the year ended December 31, 2000, up from $18.7 million for the year ended December 31, 1999. During this period, however, the efficiency ratio before goodwill amortization improved to 57.3% for the year ended December 31, 2000, down from 63.0% for the comparable period in 1999. The improvement in the efficiency ratio is the result of revenues growing at a faster rate than expenses. The increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth. In the second quarter of 1999, our Boulder bank relocated, a second Boulder location was added and the Vail Valley location opened. The expenses of those new facilities were included in noninterest expense for only a portion of the year ended December 31, 1999, but for all of 2000. Offsetting the increases in salaries and occupancy costs was a decrease of $397,000 in depreciation expense on operating leases. As discussed above, management dedicated fewer resources to originating leases in 2000. Included in our noninterest expense for the year ended 2000 and 1999 is goodwill amortization of $439,000. Goodwill of $6.4 million was recorded in connection with our original acquisition in 1994 is being amortized over a 15-year period. The amortization of this asset adversely affects our net income, although it has no effect on our cash flow.

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

        We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $75 million. In addition, the Bank may apply for up to $29 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At December 31, 2001, we had $104.4 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

        During 2001, cash and cash equivalents decreased by $16.7 million. This decrease was primarily the result of cash used in investing activities of $201.2 million (mainly loan and lease originations and security purchases). Offsetting the cash used in investing activities was net cash of $13.0 million provided by operating activities and $171.4 million in cash provided by financing activities (mainly customer deposits, repurchase agreements and FHLB borrowings).

        During 2000, cash and cash equivalents increased by $12.0 million. This increase was primarily the result of cash used in investing activities of $149.5 million (mainly loan and lease originations and security purchases). Offsetting cash outflows from investing activities was $150.3 million of cash provided by financing activities (mainly customer deposits and the proceeds from the trust preferred stock). Operating activities provided net cash of $11.1 million.

        Dividends paid by the Bank provide cash to CoBiz for various purposes, including the payment of dividends on its common stock and servicing the debt of the Trust Preferred Securities. The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the bank cannot pay a dividend if it will cause the bank to be "undercapitalized." CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, and upon CoBiz's compliance with the capital adequacy guidelines of the FRB. See Item 1 "Business—Supervision and Regulation" and Note 12 of Notes to the Consolidated Financial Statements of CoBiz for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. CoBiz adopted SFAS 133 on January 1, 2001. SFAS 133 requires business enterprises to recognize all derivatives as either assets or liabilities in their financial statements and to record such instruments at fair value. Statement No. 133 did not have a material impact on CoBiz's consolidated financial statements.

        In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets and collateral after September 30, 2001 and requires certain disclosures. Implementation of SFAS No. 140 did not have a material impact on CoBiz's consolidated financial statements.

        In July of 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its consolidated financial statements.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS 144 became effective January 1, 2002 and is not expected to have a material impact on CoBiz's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Asset/Liability Management."

Item 8. Financial Statements and Supplementary Data

        Reference is made to the financial statements, the reports thereon, the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

        The following selected quarterly financial data of CoBiz for each of the quarters in the two years ended December 31, 2001 are unaudited and, in the opinion of CoBiz management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Interest income	$15,091	$15,911	$15,286	$15,602	$15,650	$14,261	$12,982	$12,010
Interest expense	5,458	6,593	6,900	7,437	7,398	6,662	5,512	4,968
Net interest income	9,633	9,318	8,386	8,165	8,252	7,599	7,470	7,042
Net income	2,568	2,318	2,369	1,674	2,067	2,083	2,109	1,865
Earnings per share—basic(1)	$0.20	$0.18	$0.19	$0.13	$0.16	$0.17	$0.17	$0.15

Earnings per share—diluted(1)	$0.19	$0.17	$0.18	$0.13	$0.16	$0.16	$0.16	$0.14

Cash dividends declared per common share(1)	$0.045	$0.045	$0.040	$0.040	$0.040	$0.040	$0.033	$0.033

(1)
Basic and diluted earnings per share and cash dividends declared per common share for the quarters ended March 31, 2001 and 2000 above differ from the amounts filed in the March 31, 2001 10-Q as a result of the three-for-two stock split effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001. The per share amounts above have been changed to give retroactive effect to the stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning CoBiz directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information concerning the compensation of CoBiz executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions of CoBiz

        Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

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

        (4)  4.8 Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

        (2)  10.1 CoBiz Inc. 1998 Stock Incentive Plan.

        (2)  10.2 Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

        (2)  10.3 Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

      +(2)  10.4 License Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

      +(2)  10.5 Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

      +(2)  10.6 Computer Software Maintenance Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

        (2)  10.7 Employment Agreement, dated as of March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

        (2)  10.8 Employment Agreement, dated as of May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

        (2)  10.9 Employment Agreement, dated as of January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

        (2)  10.10 Employment Agreement, dated as of February 29, 1996, by and between Equitable Bankshares of Colorado, Inc. and Darrell J. Schulte.

        (2)  10.11 Employment Agreement, dated as of June 12, 1995, by and between CoBiz Inc. and Charles E. Holmes.

        (2)  10.12 Employment Agreement, dated as of November 16, 1997, by and between CoBiz Inc. and Andrew L. Bacon.

        (2)  10.13 Employment Agreement, dated as of October 1, 1997, by and between CoBiz Inc. and K. Denise Albrecht.

        (2)  10.14 Employment Agreement, dated as of September 29, 1995, by and between Equitable Bankshares of Colorado, Inc. and Katherine H. Kaley.

        (2)  10.15 Employment Agreement, dated as of January 8, 1996, by and between CoBiz Inc. and Robert J. Ostertag.

                10.16 Lease Agreement between Kesef, LLC and CoBiz Inc.

        (5)  10.17 Employment Agreement between CoBiz Inc. and Kevin G. Quinn

        (7)  10.18 Employment Agreement, dated April 12, 1999, by and between CoBiz Inc. and Randal Garman.

        (9)  10.19 Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.

      (11)  10.20 2000 Employee Stock Purchase Plan.

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

(c)
Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

Dated: March 29, 2002	COBIZ INC.
	By:	/s/ STEVEN BANGERT Steven Bangert Chairman of the Board of Directors

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ STEVEN BANGERT Steven Bangert	Chairman of the Board and Chief Executive Officer	March 29, 2002
/s/ JONATHAN C. LORENZ Jonathan C. Lorenz	Vice Chairman of the Board and President	March 29, 2002
/s/ RICHARD J. DALTON Richard J. Dalton	Executive Vice President and Chief Financial Officer	March 29, 2002
/s/ LYNE B. ANDRICH Lyne B. Andrich	Senior Vice President and Controller	March 29, 2002
/s/ VIRGINIA K. BERKELEY Virginia K. Berkeley	Director	March 29, 2002
/s/ MARK S. KIPNIS Mark S. Kipnis	Director	March 29, 2002
/s/ NOEL N. ROTHMAN Noel N. Rothman	Director	March 29, 2002
/s/ HOWARD R. ROSS Howard R. Ross	Director	March 29, 2002

/s/ MICHAEL B. BURGAMY Michael B. Burgamy	Director	March 29, 2002
/s/ TIMOTHY J. TRAVIS Timothy J. Travis	Director	March 29, 2002
/s/ HAROLD F. MOSANKO Harold F. Mosanko	Director	March 29, 2002
/s/ ALAN R. KENNEDY Alan R. Kennedy	Director	March 29, 2002
/s/ THOMAS M. LONGUST Thomas M. Longust	Director	March 29, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
CoBiz Inc.
Denver, Colorado

        We have audited the consolidated statements of condition of CoBiz Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of CoBiz Inc. and First Capital Bank of Arizona, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of First Capital Bank of Arizona as of December 31, 2000, or the related statements of income and comprehensive income, shareholders' equity, and cash flows of First Capital Bank of Arizona for the years ended December 31, 2000 and 1999, which statements reflect total assets of $106,314,000 as of December 31, 2000, and total revenues of $8,639,000 and $6,654,000 for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for First Capital Bank of Arizona for 2000 and 1999, is based solely on the report of such other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoBiz Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 15, 2002
Denver, Colorado

COBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Cash and due from banks	$18,879,000	$28,675,000
Federal funds sold	—	6,935,000

Total cash and cash equivalents	18,879,000	35,610,000

Investment securities available for sale (cost of $196,973,000 and $157,256,000, respectively)	198,180,000	157,743,000
Investment securities held to maturity (fair value of $3,176,000 and $4,407,000, respectively)	3,121,000	4,368,000
Other investments	6,595,000	4,456,000

Total investments	207,896,000	166,567,000

Loans and leases, net of allowance for loan and lease losses of $8,872,000 and $6,819,000, respectively	674,044,000	517,643,000
Excess of cost over fair value of net assets acquired, net	8,491,000	3,804,000
Investment in operating leases	1,447,000	2,400,000
Premises and equipment, net	3,963,000	4,513,000
Accrued interest receivable	3,612,000	4,066,000
Deferred income taxes	3,351,000	2,221,000
Other	3,727,000	2,640,000

TOTAL ASSETS	$925,410,000	$739,464,000

See notes to consolidated financial statements.

	2001	2000
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Demand	$164,578,000	$140,876,000
NOW and money market	236,775,000	210,820,000
Savings	5,957,000	5,703,000
Certificates of deposit	247,882,000	185,169,000

Total deposits	655,192,000	542,568,000
Federal funds purchased	5,000,000	10,400,000
Securities sold under agreements to repurchase	83,596,000	65,827,000
Advances from the Federal Home Loan Bank	86,200,000	38,570,000
Accrued interest and other liabilities	4,619,000	3,660,000
Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely subordinated debentures	20,000,000	20,000,000

Total liabilities	854,607,000	681,025,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,109,351 and 12,618,409 issued and outstanding, respectively	131,000	126,000
Additional paid-in capital	45,167,000	40,415,000
Retained earnings	24,386,000	17,595,000
Accumulated other comprehensive income net of income tax of $688,000 and $184,000, respectively	1,119,000	303,000

Total shareholders' equity	70,803,000	58,439,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$925,410,000	$739,464,000

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
INTEREST INCOME:
Interest and fees on loans and leases	$50,015,000	$44,944,000	$31,181,000
Interest on investments:
Taxable securities	10,962,000	8,957,000	6,905,000
Nontaxable securities	189,000	70,000	68,000
Dividends on securities	298,000	239,000	144,000
Federal funds sold and other	426,000	693,000	415,000

Total interest income	61,890,000	54,903,000	38,713,000
INTEREST EXPENSE:
Interest on deposits	19,706,000	19,119,000	11,640,000
Interest on short-term borrowings and advances from the Federal Home Loan Bank	4,682,000	4,377,000	3,010,000
Interest on mandatorily redeemable preferred securities of a subsidiary trust	2,000,000	1,044,000	—

Total interest expense	26,388,000	24,540,000	14,650,000
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	35,502,000	30,363,000	24,063,000
PROVISION FOR LOAN AND LEASE LOSSES	2,362,000	2,086,000	1,652,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	33,140,000	28,277,000	22,411,000

NONINTEREST INCOME:
Service charges	1,796,000	1,327,000	1,274,000
Operating lease income	1,507,000	1,988,000	2,348,000
Trust fee income	677,000	631,000	283,000
Insurance income	1,097,000	728,000	659,000
Investment banking income	1,839,000	—	—
Other income	1,501,000	1,071,000	1,025,000
Gain on sale of investment securities	—	—	32,000

Total noninterest income	8,417,000	5,745,000	5,621,000

NONINTEREST EXPENSE:
Salaries and employee benefits	14,444,000	11,127,000	9,992,000
Occupancy expenses, premises and equipment	4,907,000	3,776,000	3,257,000
Depreciation on leases	1,262,000	1,618,000	2,015,000
Amortization of intangibles	497,000	442,000	442,000
Other	5,683,000	3,711,000	2,980,000

Total noninterest expense	26,793,000	20,674,000	18,686,000

INCOME BEFORE INCOME TAXES	14,764,000	13,348,000	9,346,000
PROVISION FOR INCOME TAXES	5,835,000	5,224,000	3,461,000

NET INCOME	8,929,000	8,124,000	5,885,000

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	816,000	1,568,000	(1,544,000)

COMPREHENSIVE INCOME	$9,745,000	$9,692,000	$4,341,000

EARNINGS PER SHARE:
Basic	$0.70	$0.64	$0.47

Diluted	$0.66	$0.62	$0.45

Cash dividends per share	$0.17	$0.15	$0.07

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
					Accumulated Other Comprehensive Income
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings		Total
BALANCE, JANUARY 1, 1999	12,548,150	$125,000	$40,061,000	$6,069,000	$278,000	$46,533,000
TAX EFFECT ON EXERCISE OF NON-QUALIFIED STOCK OPTIONS	—	—	146,000	—	—	146,000
OPTIONS EXERCISED	7,389	—	35,000	—	—	35,000
S-CORP CAPITAL DISTRIBUTIONS	—	—	—	(121,000)	—	(121,000)
DIVIDENDS PAID — COMMON ($.07 per share)	—	—	—	(667,000)	—	(667,000)
NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENT
SECURITIES AVAILABLE FOR SALE, net of income taxes of ($936,000)	—	—	—	—	(1,543,000)	(1,543,000)
NET INCOME	—	—	—	5,885,000	—	5,885,000

BALANCE, DECEMBER 31, 1999	12,555,539	125,000	40,242,000	11,166,000	(1,265,000)	50,268,000
OPTIONS EXERCISED	54,677	1,000	108,000	—	—	109,000
EMPLOYEE STOCK PURCHASE PLAN	8,187	—	65,000	—	—	65,000
S-CORP CAPITAL DISTRIBUTIONS	—	—	—	(219,000)	—	(219,000)
DIVIDENDS PAID — COMMON ($.15 per share)	—	—	—	(1,476,000)	—	(1,476,000)
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of income taxes of $954,000	—	—	—	—	1,568,000	1,568,000
NET INCOME	—	—	—	8,124,000	—	8,124,000

BALANCE, DECEMBER 31, 2000	12,618,403	126,000	40,415,000	17,595,000	303,000	58,439,000
OPTIONS EXERCISED	165,349	2,000	580,000	—	—	582,000
EMPLOYEE STOCK PURCHASE PLAN	18,491	—	178,000	—	—	178,000
S-CORP CAPITAL DISTRIBUTION	—	—	—	(53,000)	—	(53,000)
DIVIDENDS PAID — COMMON ($.17 per share)	—	—	—	(2,085,000)	—	(2,085,000)
ACQUISITION OF GREEN MANNING & BUNCH, LTD.	295,274	3,000	3,997,000	—	—	4,000,000
FRACTIONAL SHARE PAYMENT	—	—	(3,000)	—	—	(3,000)
WARRANTS EXERCISED	11,834	—	—	—	—	—
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of income taxes of $502,000	—	—	—	—	816,000	816,000
NET INCOME	—	—	—	8,929,000	—	8,929,000

BALANCE, DECEMBER 31, 2001	13,109,351	$131,000	$45,167,000	$24,386,000	$1,119,000	$70,803,000

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,929,000	$8,124,000	$5,885,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	316,000	104,000	195,000
Depreciation and amortization	3,305,000	3,241,000	3,610,000
Provision for loan and lease losses	2,362,000	2,086,000	1,652,000
Deferred income taxes	(1,635,000)	(598,000)	(583,000)
Gain on sale of investment securities	—	—	(32,000)
Gain on sale of premises and equipment	(401,000)	(92,000)	(142,000)
Changes in:
Accrued interest receivable	454,000	(1,380,000)	(864,000)
Other assets	(1,090,000)	(439,000)	(121,000)
Accrued interest and other liabilities	959,000	(128,000)	1,832,000

Net cash provided by operating activities	13,199,000	10,203,000	11,432,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(138,105,000)	(69,522,000)	(58,921,000)
Maturities of investment securities held to maturity	1,238,000	1,243,000	3,740,000
Proceeds from maturities and sale of investment securities available for sale	98,681,000	31,788,000	47,826,000
Purchase of other investments	(2,139,000)	(973,000)	(741,000)
Loan and lease originations and repayments, net	(159,129,000)	(111,393,000)	(147,529,000)
Purchase of premises and equipment	(1,726,000)	(1,245,000)	(1,787,000)
Purchase of minority interest	(200,000)	—	—
Acquisition of Green Manning & Bunch, Ltd.	(976,000)	—	—
Proceeds from sale of loans	—	—	1,442,000
Proceeds from sale of premises and equipment	1,181,000	649,000	581,000

Net cash used in investing activities	(201,175,000)	(149,453,000)	(155,389,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	49,911,000	56,441,000	57,519,000
Net increase in certificates of deposit	62,713,000	27,814,000	70,141,000
Net (decrease) increase in federal funds purchased	(5,400,000)	9,100,000	(1,200,000)
Net increase (decrease) in note payable	—	56,000	(15,000)
Net increase in securities sold under agreements to repurchase	17,769,000	32,774,000	8,097,000
Advances from the Federal Home Loan Bank	405,843,000	87,530,000	110,400,000
Repayment of advances from the Federal Home Loan Bank	(358,213,000)	(80,940,000)	(105,540,000)
Proceeds from issuance of mandatorily redeemable preferred securities of a subsidiary trust	—	20,000,000	—
Proceeds from exercise of stock options and employee stock purchases	760,000	174,000	35,000
Dividends and distributions	(2,138,000)	(1,695,000)	(788,000)

Net cash provided by financing activities	171,245,000	151,254,000	138,649,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(16,731,000)	$12,004,000	$(5,308,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	35,610,000	23,606,000	28,914,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,879,000	$35,610,000	$23,606,000

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Cash paid during the year for:
Interest	$26,413,000	$24,310,000	$14,223,000

Income taxes	$7,058,000	$6,119,000	$3,034,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of Green Manning & Bunch, Ltd.	$4,000,000	$—	$—

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting practices of CoBiz Inc., formerly Colorado Business Bankshares, Inc. ("Parent"), and its wholly owned subsidiaries: CoBiz Connect, Inc., CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, Arizona Business Bank ("ABB") and Colorado Business Bank ("CBB"), collectively referred to as the "Bank," CBB's equipment leasing subsidiary, Colorado Business Leasing, Inc. ("Leasing"), and CoBiz GMB, Inc. (98% owned), collectively referred to as the "Company" or "CoBiz" conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

        On March 8, 2001, the Company completed the acquisition of First Capital Bank of Arizona ("First Capital"). First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of the obligation on 2,484,887 shares of the Company common stock to the former First Capital shareholders. In addition, CoBiz assumed approximately 366,000 options (after conversion at 3.399 to 1) that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests.

        On September 7, 2001, CBB's legal name was changed to American Business Bank, N.A. First Capital was then merged into American Business Bank. The bank continues to operate in the Colorado market as Colorado Business Bank and in Arizona as Arizona Business Bank.

        On March 1, 2001, the Company completed the acquisition of Milek Insurance Services, Inc. ("Milek"). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

        Under the pooling of interests method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz, First Capital and Milek have been prepared to give retroactive effect to the merger.

        On March 19, 2001, the Bank acquired 20% of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly owned subsidiary of the Bank.

        On July 10, 2001, the Company acquired Green Manning & Bunch, Ltd. ("GMB"), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that was formed in order to consummate the transaction, CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock. After three years, or sooner under certain circumstances, the Company can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for shares of the Company's common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met. The contingent consideration is to be paid if GMB's revenues and earnings exceed certain targeted levels through 2005. The Company has not recorded this liability as of December 31, 2001 as the outcome of the contingency is not probable. The following table represents unaudited pro forma results of operation as if the GMB acquisition had occurred on January 1, 1999. The summary pro forma information is based on assumptions and are not necessarily indicative of actual results that would have occurred had the acquisition occurred on January 1, 1999, or the future results of the Company:

	Years Ended December 31,
	2001	2000	1999
Net interest income	$35,492,000	$30,363,000	$24,063,000
Noninterest income	9,861,000	8,808,000	10,594,000
Net income	9,389,000	8,552,000	8,555,000
Net income per common share:
Basic	$0.72	$0.66	$0.67
Diluted	0.68	0.64	0.64

        The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, one in Edwards, Colorado, and two in the Phoenix Metropolitan area. Leasing provides equipment leasing primarily to middle-market companies. CoBiz Connect, Inc. provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals and valuation of property under operating leases. The following is a summary of the Company's significant accounting and reporting policies.

        Consolidation—The consolidated financial statements include the accounts of the Parent, CoBiz Connect Inc., CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, the Bank, Leasing, and CoBiz GMB, Inc. Intercompany balances and transactions are eliminated in consolidation.

        Cash and Due From Banks—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

        Investments—The Company classifies its investment securities as held to maturity, available for sale, or trading according to management's intent. As of December 31, 2001 and 2000, the Company had no trading securities.

        a.    Investment Securities Held to Maturity—Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

        b.    Investment Securities Available for Sale—Available for sale securities consist of bonds, notes, and debentures not classified as held to maturity securities and are reported at fair market value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

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

        Loans and Leases—Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on purchased loans. Loan fees and certain costs of originating loans and leases are deferred and the net amount is amortized over the contractual life of the related loans and leases. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period's accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan and lease losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

        Net Investment in Direct Financing Leases—The Company has entered into various lease agreements which are accounted for as direct financing leases, in accordance with Statement of Financial Accounting Standards No. 13.

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

        Allowance for Loan and Lease Losses—The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibilty of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Excess of Cost Over Fair Value of Net Assets Acquired and Other Intangibles—Excess of cost over fair value of net assets acquired is amortized by the straight-line method over 15 years. Customer lists included in other assets are being amortized by the straight line method over 3-4 years. The Company reviews such assets for impairment at least annually.

        Investment in Operating Leases—The Company has entered into various equipment leases accounted for as operating leases in accordance with Statement of Financial Accounting Standards No. 13. The equipment, which is reported as investment in operating leases, is depreciated over the estimated useful life or lease term, if shorter.

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated by the straight-line method over the estimated useful lives of the respective assets as follows:

Furniture, fixtures and equipment	3 to 10 years

        Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

        Real Estate Acquired through Foreclosure—Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations.

        Income Taxes—A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.

        Stock-Based Compensation—The Company accounts for its stock options using the intrinsic value based method and makes pro forma disclosures of net income and earnings per share using the fair value based method (see Note 10).

        Earnings Per Share—Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the year.

        Reclassifications—Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

        Recent Accounting Pronouncements—The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001. The impact of adopting this statement did not have a material impact on the consolidated financial statements of the Company.

        In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 was issued. It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the disclosure provisions related to the securitization of financial assets on December 31, 2000. This adoption did not have a material impact on the consolidated financial statements of the Company.

        In July 2001, SFAS No. 141, Business Combinations was issued. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on the consolidated financial statements of the Company.

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the consolidated financial statements of the Company.

        In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 became effective January 1, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

2.    INVESTMENTS

        The amortized cost and estimated fair values of investment securities are summarized as follows:

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
Mortgage-backed securities	$183,320,000	$1,940,000	$298,000	$184,962,000
U.S. Treasury	3,480,000	3,000	—	3,483,000
Obligations of states and political subdivisions	3,870,000	103,000	24,000	3,949,000
U.S. government agencies	5,703,000	83,000	—	5,786,000

	$196,373,000	$2,129,000	$322,000	$198,180,000

Held to maturity securities:
Mortgage-backed securities	$2,820,000	$57,000	$—	$2,877,000
U.S. government agencies	301,000	—	2,000	299,000

	$3,121,000	$57,000	$2,000	$3,176,000

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
Mortgage-backed securities	$128,829,000	$1,123,000	$411,000	$129,541,000
U.S. Treasury	2,018,000	4,000	17,000	2,005,000
Obligations of states and political subdivisions	1,119,000	36,000	—	1,155,000
U.S. government agencies	25,290,000	15,000	263,000	25,042,000

	$157,256,000	$1,178,000	$691,000	$157,743,000

Held to maturity securities:
Mortgage-backed securities	$4,027,000	$45,000	$1,000	$4,071,000
U.S. government agencies	341,000	—	5,000	336,000

	$4,368,000	$45,000	$6,000	$4,407,000

        The amortized cost and estimated fair value of investments in debt securities at December 31, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,279,000	$4,300,000	$—	$—
Due after one year through five years	920,000	983,000	—	—
Due after five years through ten years	—	—	301,000	299,000
Due after ten years	7,854,000	7,935,000	—	—
Mortgage-backed securities	183,320,000	184,962,000	2,820,000	2,877,000

	$196,373,000	$198,180,000	$3,121,000	$3,176,000

        During the years ended December 31, 2001, 2000 and 1999, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $0, $0, and $4,609,000, respectively during the years ended December 31, 2001, 2000 and 1999. The related gross realized gains were $0, $0 and $32,000, respectively.

        Investment securities with an approximate fair value of $39,949,454 and $12,469,000 were pledged to secure public deposits of $23,524,000 and $4,898,000 at December 31, 2001 and 2000, respectively.

        Obligations of states and political subdivisions at December 31, 2001 and 2000 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company's shareholders' equity.

        Other investments at December 31, 2001 consist primarily of Federal Home Loan Bank stock (carrying value $4,362,000), Federal Reserve Bank stock (carrying value $876,000) and GNMA preferred stock (carrying value $500,000). In addition, the Bank had $857,000 in investment partnerships, being accounted for under the cost method. The Bank has committed to investing up to $2,806,250 in the partnerships. Certain shareholders and directors have also invested in and received consulting fees from one of the partnerships. The Company committed to purchase up to $1,306,000 of limited partnership interests in GMB Equity Partners I, L.P. ("GMB Equity Partners"), an investment fund having $6,531,000 million in total capital commitments. The Company intens to contribute selected investments received by GMB as payment for their investment banking services into the fund. Certain individuals, who are also senior management of GMB, manage the fund. As of December 31, 2001, the Company's aggregate investment in GMB Equity Partners was $107,000, and the Company was subject to additional capital calls of $1,199,000.

3.    LOANS AND LEASES

        Categories of loans and leases, net of deferred fees include:

	2001	2000
Commercial	$201,766,000	$159,079,000
Real estate—mortgage	304,675,000	237,005,000
Real estate—construction	119,543,000	76,345,000
Consumer	40,842,000	29,193,000
Lease financing	19,257,000	26,562,000

	686,083,000	528,184,000
Less: Allowance for loan and lease losses	8,872,000	6,819,000
Unearned net loan fees	3,167,000	3,722,000

	$674,044,000	$517,643,000

        The majority of the Company's lending and leasing activities are with customers located in the Denver metropolitan area.

        In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates. Activity with respect to officer and director loans is as follows for the years ended December 31, 2001, 2000 and 1999, respectively:

	2001	2000	1999
Balance, beginning of period	$6,314,000	$3,696,000	$2,914,000
New loans	10,805,000	12,259,000	9,653,000
Principal paydowns and payoffs	(7,953,000)	(9,641,000)	(8,871,000)

Balance, end of period	$9,166,000	$6,314,000	$3,696,000

        The Company previously sold participations in loans to an entity controlled by the Chairman of the Board of Directors and a member of the Board of Directors. The amount of participations outstanding with the affiliate were $0 and $550,000 at December 31, 2001 and 2000, respectively.

        Transactions in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2001	2000	1999
Balance, beginning of year	$6,819,000	$5,171,000	$3,678,000
Provision for loan and lease losses	2,362,000	2,086,000	1,652,000

	9,181,000	7,257,000	5,330,000
Loans charged off, net of recoveries of $105,000, $59,000 and $26,000 for 2001, 2000 and 1999, respectively	(309,000)	(438,000)	(159,000)

Balance, end of year	$8,872,000	$6,819,000	$5,171,000

        The recorded investment in loans that are considered to be impaired under SFAS No. 114 as amended by SFAS No. 118 (all of which were on a non-accrual basis) was $2,206,000 and $467,000 at December 31, 2001 and 2000, respectively (all of which have a related allowance for loan and lease loss). The allowance for loan and lease losses applicable to impaired loans was $825,000 and $92,000 at December 31, 2001 and 2000, respectively. Interest of $10,000, $8,000 and $46,000 was recognized on average impaired loans of $1,367,000, $732,000 and $543,000, during 2001, 2000 and 1999, respectively. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is insignificant for the years ended December 31, 2001, 2000 and 1999.

4.    INVESTMENT IN LEASES

        The Company is the lessor of equipment under agreements expiring in various future years. Certain of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

        Property leased or held for lease to others under operating leases consists of the following:

	2001	2000
Equipment	$4,173,000	$5,330,000
Unamortized initial direct costs	21,000	39,000

	4,194,000	5,369,000
Less accumulated depreciation	2,747,000	2,969,000

Total	$1,447,000	$2,400,000

        The Company's net investment in direct financing leases consists of the following at December 31, 2001 and 2000:

	2001	2000
Minimum lease payments receivable	$15,789,000	$25,134,000
Unamortized initial direct costs	228,000	443,000
Estimated unguaranteed residual values	310,000	617,000
Unearned income	(1,643,000)	(3,017,000)

Total	$14,684,000	$23,177,000

        At December 31, 2001, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

	Direct Leases	Operating Operating Leases
2002	$8,141,000	$698,000
2003	4,866,000	268,000
2004	2,093,000	30,000
2005	670,000	—
2006	19,000	—

Total	$15,789,000	$996,000

5.    PREMISES AND EQUIPMENT

        The major classes of premises and equipment are summarized as follows:

	December 31,
	2001	2000
Land	$—	$235,000
Buildings and improvements	—	470,000
Leasehold improvements	2,806,000	2,404,000
Furniture, fixtures, and equipment	7,870,000	6,387,000

	10,676,000	9,496,000
Accumulated depreciation	(6,713,000)	(4,983,000)

Total	$3,963,000	$4,513,000

6.    CERTIFICATES OF DEPOSIT

        The composition of certificates of deposit is as follows:

	2001	2000
Less than $100,000	$80,667,000	$57,210,000
$100,000 and more	167,215,000	127,959,000

	$247,882,000	$185,169,000

        Related interest expense is as follows:

	2001	2000	1999
Less than $100,000	$4,620,000	$2,979,000	$2,286,000
$100,000 and more	8,122,000	7,312,000	3,992,000

	$12,742,000	$10,291,000	$6,278,000

        Maturities of certificates of deposit of $100,000 and more are as follows:

December 31, 2001
Remaining maturity:
Less than three months	$94,236,000
Three months up to six months	40,502,000
Six months up to one year	21,762,000
One year and over	10,715,000

$167,215,000

7.    BORROWED FUNDS

        The Company has advances from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 1.91% to 6.89%. Advances are collateralized by qualifying loans and investment securities not otherwise pledged as collateral. At December 31, 2001 the FHLB advances are collateralized by loans of $89,858,000 and investment securities of $1,341,000.

        Aggregate annual maturities of advances are as follows:

Year
2002	$85,640,000
2003	140,000
2004	140,000
2005	140,000
2006	140,000

Total	$86,200,000

        Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2001	2000
Securities (principally mortgage-backed securities) with an estimated fair value of $97,822,000 in 2001 and $76,677,000 in 2000	$83,596,000	$65,827,000

        The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition. Securities sold under agreements to repurchase averaged $76,068,000, $47,876,000 and $40,421,000 and the maximum amounts outstanding at any month-end during 2001, 2000 and 1999 were $94,480,000, $68,306,000 and $51,982,000, respectively. At December 31, 2001, the weighted average interest rate was 1.77%.

        Maturities of repurchase agreements are summarized as follows at December 31, 2001:

Overnight	$60,967,000
Up to 30 days	22,629,000

$83,596,000

8.    COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

        In June 2000, the Company created a wholly owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Trust issued $20,000,000 of 10.0% trust preferred securities and invested the proceeds thereof in 10.0% junior subordinated debentures of CoBiz Inc. The securities provide cumulative distributions at a 10% annual rate and the Company records the distributions in interest expense on the consolidated statement of income. The junior subordinated debentures will mature and the capital securities must be redeemed on June 30, 2030, which date may be shortened to a date not earlier than June 30, 2005, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of the trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

9.    INCOME TAXES

        The components of consolidated income tax expense are as follows:

	Years Ended December 31,
	2001	2000	1999
Current tax expense	$7,470,000	$5,822,000	$4,044,000
Deferred tax benefit	(1,635,000)	(598,000)	(583,000)

Total	$5,835,000	$5,224,000	$3,461,000

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

	December 31,
	2001	2000
Deferred tax assets:
Allowance for loan and lease losses	$3,299,000	$2,456,000
Direct financing leases	1,435,000	889,000
Deferred loan fees	774,000	496,000
Vacation and other accrued liabilities	106,000	124,000
Debt issuance costs	87,000	—
Other	271,000	—

Total deferred tax assets	5,972,000	3,965,000

Deferred tax liabilities:
Depreciation	565,000	570,000
Sale of assets	542,000	457,000
Unrealized gain on investment securities available for sale	687,000	184,000
Deferred initial direct lease costs	418,000	305,000
Prepaid assets	409,000	206,000
Other	—	22,000

Total deferred tax liabilities	2,621,000	1,744,000

Net deferred tax assets	$3,351,000	$2,221,000

        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	2001	2000	1999
Computed at the statutory rate (35% in 2001 and 2000, 34% in 1999)	$5,167,000	$4,589,000	$3,178,000
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(114,000)	(23,000)	(22,000)
Nondeductible goodwill amortization	171,000	154,000	149,000
State income taxes, net of federal income tax effect	443,000	405,000	284,000
Meals and entertainment	43,000	35,000	26,000
Other	125,000	64,000	(154,000)

Actual tax provision	$5,835,000	$5,224,000	$3,461,000

10.  SHAREHOLDERS' EQUITY

        Preferred Stock—The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

        Stock Options—The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed ten years.

        The 1995 Incentive Stock Option Plan (the "1995 Plan") authorizes the issuance of 296,888 shares of Common Stock. One-fourth of the options granted under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Shares available for grant at December 31, 2001 totaled 715.

        The 1997 Incentive Stock Option Plan (the "1997 Plan") reserves 151,554 shares for issuance at not less than the market value of the Company's stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant at December 31, 2001 totaled 20,271.

        The 1998 Stock Incentive Plan (the "1998 Plan") reserves 637,500 shares of Common Stock for issuance, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 33,750 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant at December 31, 2001 totaled 56,709.

        As part of the acquisition of First Capital, CoBiz assumed options on 365,605 shares (after conversion at 3.399 to 1) of Common Stock that had been issued but not exercised under the First Capital Stock Incentive Plan (the "First Capital Plan"). The options issued under the First Capital Plan vest 25% per year for the first two years and 50% in the third year. No additional shares under the First Capital Plan will be granted.

        The following is a summary of changes in shares under option:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,102,849	$5.94	1,000,278	$5.17	732,334	$3.20
Granted	260,901	12.62	191,945	9.06	311,457	9.76
Exercised	165,349	3.54	54,677	2.01	7,389	4.72
Forfeited	49,276	9.87	34,697	7.12	36,124	4.92

Outstanding, end of year	1,149,125	$7.64	1,102,849	$5.94	1,000,278	$5.17

Options exercisable, end of year	665,175	$5.30	670,979	$4.66	561,554	$3.80

        The outstanding options at December 31, 2001 were exercisable at prices ranging from $1.41 to $14.50 per share. The weighted-average remaining contractual life of options outstanding at December 31, 2001 was 6.66 years.

        The Company has elected to continue to account for its stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 2001, 2000 and 1999 to be $1,004,000, $339,000 and $538,000, respectively using the Black-Scholes option pricing model prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.40%, 5.03% and 6.56%; expected dividend yield of 1.33%, 1.53% and 1.64%; expected life of five years; and expected volatility of 32.57%, 33.04% and 38.09%. Had compensation cost been determined based on fair value at the grant date for the Company's stock options and based on the fair value of shares issued pursuant to the employee stock purchase plan described below in accordance with SFAS No. 123, the proforma effect on net income in 2001, 2000, and 1999 would have been a decrease of $210,000, $256,000 and $236,000, respectively. The effect on earnings per share is not material.

        In connection with the Company's initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 150,000 shares of Common Stock (the "Warrant"). The Warrant will be exercisable at a price equal to 120% of the initial public offering price ($9.60 per share). The Warrant was exercisable commencing one year from the date of the offering and will remain exercisable for a period of four years after such date. The Warrant includes a net exercise provision pursuant to which the holder may convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of the conversion. During 2001 11,834 shares were exercised, with 138,166 remaining.

        Dividends—At December 31, 2001, the Company's ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. At December 31, 2001, the Bank could have paid total dividends to the Company of approximately $10.2 million, without prior regulatory approval.

        Stock Dividend—On July 18, 2001, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001. As a result of the dividend, 4,320,371 additional shares of CoBiz common stock were issued, with fractional shares paid in cash. All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

        Earnings Per Share—Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	2001	2000	1999
Income available to common shareholders	$8,929,000	$8,124,000	$5,885,000
Plus: Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	3,000	—	—

Income available to common shareholders plus assumed conversions	$8,932,000	$8,124,000	$5,885,000

Weighted average shares outstanding—basic earnings per share	12,815,392	12,607,887	12,562,257
Effect of dilutive securities—stock options	624,087	460,464	426,381

Weighted average shares outstanding—diluted earnings per share	13,439,479	13,068,351	12,988,638

        Employee Stock Purchase Plan—In January 2000, the Company's Board of Directors approved the adoption of an Employee Stock Purchase Plan ("ESPP"), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee's deduction toward the purchase of additional Common Stock. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company. During the years ended December 31, 2001 and 2000, 18,491 and 5,458 shares were issued.

11.  COMMITMENTS AND CONTINGENCIES

        Employee Profit Sharing Trust—The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company's discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for 2001, 2000 and 1999, were $490,000, $334,000 and $277,000, respectively.

        Lease Commitments—The Company entered into various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years, and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $1,966,000, $1,464,000 and $1,194,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. The Company's corporate office lease expires June 30, 2011. Future minimum lease payments at December 31, 2000 under all noncancelable operating leases are as follows:

2002	$2,380,000
2003	2,467,000
2004	2,345,000
2005	2,120,000
2006	1,856,000
Thereafter	7,699,000

Total	$18,867,000

        Financial Instruments with Off-Balance Sheet Risk—In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments as of December 31, 2001:

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$231,120,000

Commitments to fund consumer loans:
Personal lines of credit and equity lines	$17,527,000

Overdraft protection plans	$8,423,000

Letters of credit	$18,289,000

        The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. The credit risk involved in issuing these financial instruments is essentially the same as that involved in originating on-balance sheet financial instruments. As such, the Company's exposure to credit loss in the event of non-performance by the counter-party to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards and ongoing reassessments in making commitments and conditional obligations as they do for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arise when they are drawn upon, such as the demands on liquidity the Bank would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

        Employment Contracts—Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause and under certain changes in control a lump sum payment is required.

        Other Matters—The Company is involved in various lawsuits which have arisen in the normal course of business. It is management's opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

12.  REGULATORY MATTERS

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's categories.

        The following table shows the Company and the Bank's actual capital amounts and ratios and regulatory thresholds as of December 31, 2001 and 2000:

			For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Actual
As of December 31, 2001
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Total capital (to risk weighted assets)	$89,875,000	12.2%	$59,199,000	8.0%	N/A	N/A
Tier I capital (to risk weighted assets)	81,003,000	11.0%	29,599,000	4.0%	N/A	N/A
Tier I capital (to average assets)	81,003,000	9.0%	35,861,000	4.0%	N/A	N/A
Bank
Total capital (to risk weighted assets)	$83,183,000	11.3%	$58,998,000	8.0%	$73,748,000	10.0%
Tier I capital (to risk weighted assets)	74,311,000	10.1%	29,499,000	4.0%	44,249,000	6.0%
Tier I capital (to average assets)	74,311,000	8.2%	36,235,000	4.0%	45,294,000	5.0%
			For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Actual
As of December 31, 2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Total capital (to risk weighted assets)	$81,196,000	14.3%	$45,401,000	8.0%	N/A	N/A
Tier I capital (to risk weighted assets)	69,947,000	12.3%	22,701,000	4.0%	N/A	N/A
Tier I capital (to average assets)	69,947,000	9.4%	29,628,000	4.0%	N/A	N/A
Bank
Total capital (to risk weighted assets)	$78,472,000	13.8%	$45,384,000	8.0%	$48,960,000	10.0%
Tier I capital (to risk weighted assets)	71,653,000	12.6%	22,692,000	4.0%	29,376,000	6.0%
Tier I capital (to average assets)	71,653,000	10.0%	28,789,000	4.0%	30,697,000	5.0%

13.  COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Presented below are the changes in other comprehensive income (loss) for the periods indicated.

	2001	2000	1999
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$1,321,000	$2,526,000	$(2,487,000)
Reclassification adjustment for gains arising during the period	—	—	12,000

Other comprehensive income (loss), before tax	1,321,000	2,526,000	(2,475,000)
Tax (expense) benefit related to items of other comprehensive income (loss)	(505,000)	(958,000)	931,000

Other comprehensive income (loss), net of tax	$816,000	$1,568,000	$(1,544,000)

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

	December 31, 2001		December 31, 2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$18,879,000	$18,879,000	$35,610,000	$35,610,000
Federal funds sold	—	—	6,935,000	6,935,000
Investment securities available for sale	198,180,000	198,180,000	157,743,000	157,743,000
Investment securities held to maturity	3,121,000	3,176,000	4,368,000	4,407,000
Other investments	6,595,000	6,595,000	4,456,000	4,456,000
Loans and leases, net	674,044,000	686,963,000	517,643,000	511,439,000
Accrued interest receivable	3,612,000	3,612,000	4,066,000	4,066,000
Financial liabilities:
Deposits	655,192,000	616,110,000	542,568,000	511,427,000
Federal funds purchased	5,000,000	5,000,000	10,400,000	10,400,000
Securities sold under agreements to repurchase	83,596,000	83,596,000	65,827,000	65,827,000
Advances from Federal Home Loan Bank	86,200,000	86,204,000	38,570,000	38,599,000
Accrued interest payable	1,109,000	1,109,000	1,152,000	1,152,000
Company obligated mandatorily redeemable preferred securities of a subsidiary trust	20,000,000	21,210,000	20,000,000	19,993,000

        The estimation methodologies utilized by the Company are summarized as follows:

        Cash and Due from Banks—The carrying amount of cash and due from banks is a reasonable estimate of fair value.

        Investment Securities—For investment securities, fair value equals the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

        Other Investments—The estimated fair value of other investments approximates their carrying value.

        Loans and Leases—The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans and leases, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

        Accrued Interest Receivable/Payable—The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

        Deposits—The fair value of demand deposits, NOW, savings accounts, and money market deposits is estimated by discounting the expected life of each deposit category at an index of the Federal Home Loan Bank advance rate curve. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

        Federal Funds Purchased/Federal Funds Sold—The estimated fair value of variable rate federal funds approximates their carrying value.

        Securities Sold under Agreements to Repurchase and Advances from the Federal Home Loan Bank —Estimated fair value is based on discounting cash flows for comparable instruments.

        Company Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust—The fair value of company obligated mandatorily redeemable preferred securities is calculated at the quoted market price.

        Commitments to Extend Credit and Standby Letters of Credit—The Company's off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management's opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  SEGMENTS

        The Company's principal activities include commercial banking and investment banking services.

        The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. The ABB acquisition represents the first step in implementing the Company's strategy for expansion into geographic markets outside of Colorado. ABB is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City.

        GMB provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

        Corporate Support and Other includes activities that are not directly attributable to the reportable segments. Included in this category are the activities of the Parent, CoBiz Connect, Inc., CoBiz Insurance, Inc. and Colorado Business Bankshares Capital Trust I.

        The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

For the year ended December 31, 2001	Colorado Business Bank	Arizona Business Bank	GMB	Corporate Support and Other	Consolidated
Income statement:
Total interest income	$52,690,000	$9,192,000	$6,000	$2,000	$61,890,000
Total interest expense	19,717,000	4,671,000	—	2,000,000	26,388,000
Provision for loan and lease losses	1,916,000	446,000	—	—	2,362,000
Noninterest income	4,710,000	771,000	1,839,000	1,097,000	8,417,000
Depreciation and amortization	3,079,000	120,000	20,000	86,000	3,305,000
Income tax expense (benefit)	6,361,000	850,000	93,000	(1,469,000)	5,835,000
Net income (loss)	9,735,000	1,301,000	152,000	(2,259,000)	8,929,000
Capital expenditures	1,383,000	128,000	—	215,000	1,726,000
At December 31, 2001
Balance sheet:
Identifiable assets	$778,180,000	$139,232,000	$1,973,000	$6,025,000	$925,410,000
For the year ended December 31, 2000	Colorado Business Bank	Arizona Business Bank	GMB	Corporate Support and Other	Consolidated
Income statement:
Total interest income	$46,568,000	$8,328,000	$—	$7,000	$54,903,000
Total interest expense	19,466,000	4,030,000	—	1,044,000	24,540,000
Provision for loan and lease losses	1,713,000	373,000	—	—	2,086,000
Noninterest income	4,958,000	312,000	—	475,000	5,745,000
Depreciation and amortization	3,157,000	133,000	—	61,000	3,351,000
Income tax expense (benefit)	5,262,000	721,000	—	(759,000)	5,224,000
Net income (loss)	8,159,000	1,191,000	—	(1,226,000)	8,124,000
Capital expenditures	1,107,000	10,000	—	122,000	1,239,000
At December 31, 2000
Balance sheet:
Identifiable assets	$629,995,000	$106,314,000	$—	$3,155,000	$739,464,000
For the year ended December 31, 1999	Colorado Business Bank	Arizona Business Bank	GMB	Corporate Support and Other	Consolidated
Income statement:
Total interest income	$32,384,000	$6,301,000	$—	$28,000	$38,713,000
Total interest expense	11,854,000	2,796,000	—	—	14,650,000
Provision for loan and lease losses	1,473,000	179,000	—	—	1,652,000
Noninterest income	4,781,000	353,000	—	487,000	5,621,000
Depreciation and amortization	3,419,000	144,000	—	28,000	3,591,000
Income tax expense (benefit)	3,112,000	459,000	—	(110,000)	3,461,000
Net income (loss)	5,286,000	811,000	—	(212,000)	5,885,000
Capital expenditures	1,546,000	52,000	—	178,000	1,776,000
At December 31, 1999
Balance sheet:
Identifiable assets	$490,249,000	$86,430,000	$—	$1,886,000	$578,565,000

* * * * * *