Form 10-Q
period 2002-03-31
COBIZ INC
filed 2002-05-14
CIK 1028734

Use these links to rapidly review the document
CoBiz Inc.

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-24445

CoBiz Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0826324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
821 17th Street Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

        There were 13,151,980 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of May 13, 2002.

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
SIGNATURES

Item 1. Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

March 31, 2002 and December 31, 2001

(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$25,730,000	$18,879,000
Federal funds sold	—	—

Total cash and cash equivalents	25,730,000	18,879,000

Investment securities available for sale (cost of $191,797,000 and $196,973,000, respectively)	192,622,000	198,180,000
Investment securities held to maturity (fair value of $2,905,000 and $3,176,000, respectively)	2,873,000	3,121,000
Other investments	6,597,000	6,595,000

Total investments	202,092,000	207,896,000

Loans and leases, net	703,574,000	674,044,000
Excess of cost over fair value of net assets acquired, net	8,475,000	8,491,000
Investment in operating leases	1,222,000	1,447,000
Premises and equipment, net	3,875,000	3,963,000
Accrued interest receivable	3,849,000	3,612,000
Deferred income taxes	4,163,000	3,351,000
Other	3,169,000	3,727,000

TOTAL ASSETS	$956,149,000	$925,410,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$165,732,000	$164,578,000
NOW and money market	256,952,000	236,775,000
Savings	7,190,000	5,957,000
Certificates of deposit	274,427,000	247,882,000

Total deposits	704,301,000	655,192,000
Federal funds purchased	6,150,000	5,000,000
Securities sold under agreements to repurchase	96,610,000	83,596,000
Advances from Federal Home Loan Bank	51,200,000	86,200,000
Accrued interest and other liabilities	5,626,000	4,619,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000,000	20,000,000

Total liabilities	883,887,000	854,607,000
Minority Interests	6,000	—
Shareholders' equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,151,980 and 13,109,351 issued and outstanding, respectively	132,000	131,000
Additional paid-in capital	45,250,000	45,167,000
Retained earnings	26,363,000	24,386,000
Accumulated other comprehensive income net of income tax of $315,000 and $688,000, respectively	511,000	1,119,000

Total shareholders' equity	72,256,000	70,803,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$956,149,000	$925,410,000

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2002	2001
INTEREST INCOME:
Interest and fees on loans and leases	$12,049,000	$12,664,000
Interest and dividends on investment securities:
Taxable securities	2,510,000	2,612,000
Nontaxable securities	64,000	25,000
Dividends on securities	73,000	73,000
Federal funds sold and other	9,000	228,000

Total interest income	14,705,000	15,602,000
INTEREST EXPENSE:
Interest on deposits	3,442,000	5,318,000
Interest on short-term borrowings and FHLB advances	775,000	1,619,000
Interest on mandatorily redeemable preferred securities of subsidiary trust	500,000	500,000

Total interest expense	4,717,000	7,437,000
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	9,988,000	8,165,000
Provision for loan and lease losses	588,000	737,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	9,400,000	7,428,000

NONINTEREST INCOME:
Service charges	530,000	405,000
Operating lease income	261,000	434,000
Trust fee income	160,000	168,000
Insurance revenue	296,000	336,000
Investment banking revenues	501,000	—
Other income	622,000	247,000

Total noninterest income	2,370,000	1,590,000

NONINTEREST EXPENSE:
Salaries and employee benefits	4,470,000	3,243,000
Occupancy expenses, premises and equipment	1,380,000	1,066,000
Depreciation on leases	219,000	340,000
Amortization of intangibles	35,000	111,000
Other	1,490,000	1,532,000

Total noninterest expense	7,594,000	6,292,000

MINORITY INTERESTS	(3,000)	—
INCOME BEFORE INCOME TAXES	4,179,000	2,726,000
Provision for income taxes	1,608,000	1,052,000

NET INCOME	$2,571,000	$1,674,000

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	(608,000)	632,000

COMPREHENSIVE INCOME	$1,963,000	$2,306,000

EARNINGS PER SHARE:
Basic	$0.20	$0.13

Diluted	$0.19	$0.13

CASH DIVIDENDS PER SHARE:	$0.045	$0.040

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,571,000	$1,674,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	95,000	19,000
Depreciation and amortization	690,000	856,000
Provision for loan and lease losses	588,000	737,000
Deferred income taxes	(438,000)	(258,000)
Minority interests	(3,000)	—
Gain on sale of premises and equipment	(7,000)	(5,000)
Changes in:
Accrued interest receivable	(237,000)	(116,000)
Other assets	508,000	197,000
Accrued interest and other liabilities	1,016,000	1,446,000

Net cash provided by operating activities	4,783,000	4,550,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in other investments	(2,000)	(502,000)
Purchase of investment securities available for sale	(16,030,000)	(17,352,000)
Maturities of investment securities held to maturity	246,000	140,000
Maturities of investment securities available for sale	20,512,000	15,926,000
Loan and lease originations and repayments, net	(30,113,000)	(28,419,000)
Purchase of premises and equipment	(325,000)	(553,000)
Purchase of minority interest	—	(200,000)
Proceeds from sale of premises and equipment	17,000	30,000

Net cash used in investing activities	(25,695,000)	(30,930,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, and savings accounts	22,564,000	(6,802,000)
Net increase in certificates of deposit	26,545,000	52,429,000
Net increase (decrease) in federal funds purchased	1,150,000	(10,400,000)
Net increase in securities sold under agreements to repurchase	13,014,000	650,000
Advances from the Federal Home Loan Bank	170,500,000	45,000,000
Repayments of advances from the Federal Home Loan Bank	(205,500,000)	(40,500,000)
Proceeds from exercise of stock options	84,000	29,000
Dividends paid on common stock	(594,000)	(456,000)

Net cash provided by financing activities	27,763,000	39,950,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,851,000	13,480,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,879,000	35,995,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,730,000	$49,475,000

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.  Consolidated Condensed Financial Statements

        The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. ("Parent"), and its subsidiaries CoBiz Connect, Inc., CoBiz Insurance, Inc., Colorado Business Bankshares Capital Trust I, American Business Bank, N.A. (the "Bank"), Colorado Business Leasing, Inc. ("Leasing"), and Green Manning & Bunch, Ltd. ("GMB"), all of which are wholly owned except GMB, which has a 2% minority interest. Parent and its subsidiaries are collectively referred to as the "Company" or "CoBiz".

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

        On September 7, 2001, the Bank's legal name was changed from Colorado Business Bank, N.A. to American Business Bank, N.A. First Capital was then merged into American Business Bank. The Bank continues to operate in the Colorado market as Colorado Business Bank ("CBB") and in Arizona as Arizona Business Bank ("ABB").

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

        Under the pooling of interests method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of CoBiz, First Capital and Milek give retroactive effect to the merger.

        On March 19, 2001, the Bank acquired all of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of the Bank.

        On July 10, 2001, the Company acquired GMB, a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through CoBiz GMB, Inc., a wholly owned subsidiary that was formed in order to consummate the transaction. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock. After three years, or sooner under certain circumstances, the Company can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for shares of the Company's common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met. The contingent consideration is to be paid if GMB's revenues and earnings exceed certain targeted levels through 2005. The Company has not recorded this liability as of December 31, 2001 as the outcome of the contingency is not probable.

        All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2.    Earnings per Common Share

        Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended March 31,
	2002	2001
	(unaudited)
Income available to common shareholders	$2,571,000	$1,674,000
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	(3,000)	—

Income available to common shareholders plus assumed conversions	$2,568,000	$1,674,000

Weighted average shares outstanding—basic earnings per share	13,139,434	12,622,635
Effect of dilutive securities—stock options	632,186	558,283

Weighted average shares outstanding—diluted earnings per share	13,771,620	13,180,918

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

4.    Recent Accounting Pronouncements

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

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

        In July 2001, SFAS No. 141, Business Combinations was issued. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company.

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe SFAS No. 142 will have a material effect on the consolidated financial statements of the Company.

        In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 became effective January 1, 2002 and did not have a material impact on the Company's consolidated financial statements.

5.    Comprehensive Income

        Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
	2002	2001
	(unaudited)
Other comprehensive income, before tax:
Unrealized gain on available for sale securities arising during the period	$(982,000)	$1,024,000
Reclassification adjustment for gains arising during the period	—	—

Other comprehensive income, before tax	(982,000)	1,024,000
Tax expense related to items of other comprehensive income	374,000	(392,000)

Other comprehensive income, net of tax	$(608,000)	$632,000

6.    Segments

        Our principal areas of activity consist of commercial banking, investment banking, insurance, private asset management and corporate support and other.

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

        The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

        The insurance and private asset management segment includes the activities of CoBiz Connect, Inc., CoBiz Insurance, Inc. and CoBiz Private Asset Management. CoBiz Connect, Inc. provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small- and medium-sized businesses and individuals. CoBiz Private Asset Management is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services and estate administration services.

        Corporate support and other consists of activities that are not directly attributable to the other reportable segments. Included in this category are the activities of Leasing, centralized bank operations, the company's treasury function (i.e., investment management & wholesale funding), and activities of Parent and Colorado Business Bankshares Capital Trust I.

        The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Arizona Business Bank was acquired in 2001, and was not subject to parent company and central service fees until 2002. The GMB transaction was treated as a purchase, and accordingly, the results from their operations are only included in our consolidated results for the period subsequent to the consummation date in July 2001. The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	(unaudited)
	For the three months ended March 31, 2002
Income statement
Total interest income	$11,166,000	$1,963,000	$3,000	$6,000	$1,567,000	$14,705,000
Total interest expense	2,553,000	869,000	—	—	1,295,000	4,717,000

Net interest income	8,613,000	1,094,000	3,000	6,000	272,000	9,988,000
Provision for loan and lease losses	279,000	135,000	—	—	174,000	588,000

Net interest income after provision for loan and lease losses	8,334,000	959,000	3,000	6,000	98,000	9,400,000
Noninterest income	941,000	96,000	501,000	458,000	374,000	2,370,000
Noninterest expense and minority interest	2,251,000	785,000	701,000	521,000	3,333,000	7,591,000

Income before income taxes	7,024,000	270,000	(197,000)	(57,000)	(2,861,000)	4,179,000
Provision for income taxes	2,675,000	102,000	(71,000)	(21,000)	(1,077,000)	1,608,000

Net income before management fees and overhead allocations	$4,349,000	$168,000	$(126,000)	$(36,000)	$(1,784,000)	$2,571,000

Management fees and overhead allocations, net of tax	1,173,000	217,000	9,000	33,000	(1,432,000)	—

Net income	$3,176,000	$(49,000)	$(135,000)	$(69,000)	$(352,000)	$2,571,000

	At March 31, 2002
Balance sheet
Total assets	$793,295,000	$142,090,000	$1,250,000	$1,121,000	$18,393,000	$956,149,000
Total loans and leases	592,351,000	108,457,000	—	—	12,083,000	712,891,000
Total deposits	588,283,000	115,260,000	—	758,000	—	704,301,000
	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	(unaudited)
	For the three months ended March 31, 2001
Income statement
Total interest income	$11,812,000	$2,208,000	$—	$9,000	$1,573,000	$15,602,000
Total interest expense	4,817,000	1,215,000	—	1,000	1,404,000	7,437,000

Net interest income	6,995,000	993,000	—	8,000	169,000	8,165,000
Provision for loan and lease losses	303,000	402,000	—	—	32,000	737,000

Net interest income after provision for loan and lease losses	6,692,000	591,000	—	8,000	137,000	7,428,000
Noninterest income	489,000	81,000	—	504,000	516,000	1,590,000
Noninterest expense	2,028,000	614,000	—	491,000	3,159,000	6,292,000

Income before income taxes	5,153,000	58,000	—	21,000	(2,506,000)	2,726,000
Provision for income taxes	2,005,000	23,000	—	(31,000)	(945,000)	1,052,000

Net income before management fees and overhead allocations	$3,148,000	$35,000	$—	$52,000	$(1,561,000)	$1,674,000

Management fees and overhead allocations, net of tax	1,184,000	—	—	13,000	(1,197,000)	—

Net income	$1,964,000	$35,000	$—	$39,000	$(364,000)	$1,674,000

	At March 31, 2001
Balance sheet
Total assets	$624,118,000	$133,206,000	$—	$816,000	$25,392,000	$783,532,000
Total loans and leases	449,045,000	80,520,000	—	—	22,970,000	552,535,000
Total deposits	484,788,000	103,283,000	—	489,000	—	588,560,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2001. For a discussion of the segments included in our principal activities, see Note 6 of Notes to Consolidated Financial Statements.

Financial Condition

        Our total assets increased by $30.7 million to $956.1 million as of March 31, 2002, from $925.4 million as of December 31, 2001. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $29.5 million, from $674.0 million at December 31, 2001, to $703.6 million as of March 31, 2002. Total investments were $202.1 million as of March 31, 2002, compared to $207.9 million as of December 31, 2001. Paydowns in the mortgage-backed portfolio exceeded investment purchases during the first three months of 2002.

        Deposits increased by $49.1 million to $704.3 million as of March 31, 2002, from $655.2 million as of December 31, 2001. Securities sold under agreements to repurchase were $96.6 million at March 31, 2002 and $83.6 million at December 31, 2001. Of the $96.6 million outstanding at March 31, 2002, $82.2 million were repurchase agreements transacted on behalf of our customers and are not considered a wholesale borrowing source. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

        Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $51.2 million at March 31, 2002, compared to $86.2 million at December 31, 2001. The decrease in FHLB borrowings was possible because of the strong deposit growth in the first quarter.

Results of Operations

Overview

        Net income was $2.6 million for the quarter ended March 31, 2002, compared with $1.7 million for the quarter ended March 31, 2001. Net interest income increased by $1.8 million to $10.0 million for the quarter ended March 31, 2002, from $8.2 million for the quarter ended March 31, 2001. Earnings per share on a fully diluted basis for the first quarter were $0.19, versus $0.13 for the same period a year ago. Annualized return on average assets was 1.10% and 0.90% for the first quarter of 2002 and 2001, respectively. Annualized return on average common shareholders' equity was 14.61% for the quarter ended March 31, 2002, versus 10.95% for the quarter ended March 31, 2001.

        We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we restructured Leasing's back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in the first quarter of 2001 related to the mergers were $345,000 on an after-tax basis. Adjusting for these nonrecurring items, combined operating earnings available to common shareholders were $2.0 million, or $0.15 per share.

        The following table presents the condensed statements of income for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
			Increase (decrease)
	2002	2001	Amount	%
	(Dollars in thousands)
Interest income	$14,705	$15,602	$(897)	(6%)
Interest expense	4,717	7,437	(2,720)	(37%)

Net interest income before provision for loan and lease losses	9,988	8,165	1,823	22%
Provision for loan and lease losses	588	737	(149)	(20%)

Net interest income after provision for loan and lease losses	9,400	7,428	1,972	27%
Noninterest income	2,370	1,590	780	49%
Noninterest expense & minority interests	7,591	5,734	1,857	32%

Income before income taxes	4,179	3,284	895	27%
Provision for income taxes	1,608	1,265	343	27%

Net income prior to nonrecurring charges	$2,571	$2,019	$552	27%

Nonrecurring charges, net of tax	—	345	(345)	—
Reported net income	$2,571	$1,674	$897	54%

Net Interest Income

        Net interest income before provision for loan and lease losses was $10.0 million for the quarter ended March 31, 2002, an increase of $1.8 million, or 22%, compared with the quarter ended March 31, 2001. Yields on our interest-earning assets decreased by 227 basis points to 6.54% for the three months ended March 31, 2002, from 8.81% for the three months ended March 31, 2001. Yields paid on interest-bearing liabilities decreased by 266 basis points during this same period. The net interest margin was 4.50% for the quarter ended March 31, 2002, down from 4.67% for the quarter ended March 31, 2001.

        The significant decrease in interest rate levels during 2001 negatively affected our margin. The prime rate dropped by 325 basis points to 4.75% as of March 31, 2002, from 8.00% at March 31, 2001. Mitigating the margin contraction was an increase in average earning assets of 27% to $900.0 million for the first three months of 2002, from $708.6 million for the first three months of 2001.

        The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the quarters ended March 31, 2002 and 2001.

	For the three months ended March 31,
	2002			2001
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(Dollars in thousands)
ASSETS:
Federal funds sold and other	$1,645	$9	2.19%	$17,040	$228	5.35%
Investment securities(2)	209,682	2,647	5.05%	162,607	2,710	6.67%
Loans and leases(3)	697,796	12,049	6.91%	536,002	12,664	9.45%
Allowance for loan and lease losses	(9,166)	—	—	(7,017)	—	—

Total interest-earning assets	899,957	14,705	6.54%	708,632	15,602	8.81%
Noninterest-earning assets:
Cash and due from banks	26,265			27,548
Other	23,566			21,711

Total assets	$949,788			$757,891

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$247,860	$873	1.43%	$215,068	$2,199	4.15%
Savings	6,606	13	0.80%	5,152	29	2.28%
Certificates of deposit:
Under $100,000	101,233	1,084	4.34%	66,220	988	6.05%
$100,000 and over	164,639	1,472	3.63%	137,290	2,102	6.21%

Total interest-bearing deposits	520,338	3,442	2.68%	423,730	5,318	5.09%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	101,346	397	1.57%	72,209	939	5.20%
FHLB advances	70,367	378	2.15%	46,692	680	5.83%
Company obligated mandatorily redeemable preferred securities	20,000	500	10.00%	20,000	500	10.00%

Total interest-bearing liabilities	712,051	4,717	2.68%	562,631	7,437	5.34%
Noninterest-bearing demand accounts	162,210			129,350

Total deposits and interest-bearing liabilities	874,261			691,981
Other noninterest-bearing liabilities	4,136			3,902

Total liabilities and preferred securities	878,397			695,883
Shareholders' equity	71,391			62,008

Total liabilities and shareholders' equity	$949,788			$757,891

Net interest income		$9,988			$8,165

Net interest spread			3.86%			3.47%
Net interest margin			4.50%			4.67%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.39%			125.95%

(1)
Average yield or cost for the three months ended March 31, 2002 and 2001 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

        The following table presents noninterest income for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
			Increase (decrease)
	2002	2001	Amount	%
	(Dollars in thousands)
Deposit service charges	$530	$405	$125	31%
Operating lease income	261	434	(173)	(40%)
Other loan fees	165	78	87	112%
Trust income	160	168	(8)	(5%)
Insurance revenue	296	336	(40)	(12%)
Investment banking revenue	501	—	501	—
Other income	421	160	261	163%
Gain on sale of other assets	36	9	27	300%

Total noninterest income	$2,370	$1,590	$780	49%

        Noninterest income for the first quarter of 2002 was $2.4 million, compared to noninterest income of $1.6 million for the first quarter of 2001. We are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche. In March 2000, we opened CoBiz Connect, Inc., an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers. In March 2001 we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001 we acquired GMB—expanding our product line to include investment banking services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and reduce our dependency on net interest income. Fee income as a percentage of operating revenues was 19% for the first quarter of 2002, versus 16% for the same period in 2001.

        Deposit service charges for the quarters ended March 31, 2002 and 2001 were $530,000 and $405,000, respectively. The increase was driven primarily by a higher number of deposit relationships and an increase in cash management analysis fees.

        There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. The interest spreads on loans have been more favorable than our leases. Net investment in operating leases was $1.2 million at March 31, 2002, compared to $2.4 million at March 31, 2001.

        Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have also shown good growth due to higher loan volumes.

        Trust fees from our Private Asset Management division are down slightly year over year. While their assets under management have increased, the overall decline in the stock market has adversely impacted the division's revenues, as their fees are based on the market valuation of the accounts they manage.

        Insurance commissions for the first quarter of 2002 were $296,000 compared to $336,000 for the first quarter of 2001. Included in the first quarter of 2001 insurance revenues was a one-time gain of $100,000. Overall, commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base.

        In July 2001 CoBiz completed its acquisition of GMB. The transaction was accounted for as a purchase. Accordingly, only GMB's revenues since the purchase date are included in the consolidated results for CoBiz. In the first quarter of 2002, GMB recognized $501,000 in investment banking fees.

        Included in the $421,000 of other income reported for the first quarter of 2002 was $177,000 of excess recovery over the amount of a loan charged off in 1997. In addition, in 2002 the company recognized a $75,000 gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

        The following table presents noninterest expense for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
			Increase (decrease)
	2002	2001	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$4,470	$3,240	$1,230	38%
Occupancy expenses, premises and equipment	1,380	1,066	314	29%
Depreciation on leases	219	340	(121)	(36%)
Amortization of intangibles	35	111	(76)	(68%)
Other operating expenses	1,490	977	513	53%
Nonrecurring expenses	—	558	(558)	—

Total other expense	$7,594	$6,292	$1,302	21%

        Total noninterest expense was $7.6 million for the three months ended March 31, 2002 and $6.3 million for the three months ended March 31, 2001. Included in 2001's first quarter noninterest expense total was $558,000 of nonrecurring charges related to the First Capital and Milek acquisitions, and Leasing's restructuring. In addition, 2002 noninterest expense includes GMB overhead of $701,000, whereas, GMB expenses are not included in our first quarter 2001 consolidated results.

        Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth.

        Depreciation on operating leases decreased by $121,000 for the three months ended March 2002 compared to the same period in 2001. As discussed above, management has been dedicating fewer resources to originating leases. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

        Prior to 2002, quarterly goodwill amortization of $110,000 was included in noninterest expense. However, in accordance with SFAS No. 142, the goodwill recognized in connection with our original acquisition in 1994 is no longer being amortized. We continue to recognize quarterly amortization expense of $17,000 related to the buyout of the minority interest of Leasing. In addition, we recorded approximately $300,000 of intangible assets related to GMB's purchase of a customer list in November 2001, which is being amortized over four years. The amortization expense related to Leasing and GMB was initiated subsequent to March 2001, and is not included in the first quarter results for 2001 but is included for 2002.

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses was $588,000 for the three months ended March 31, 2002, compared to $737,000 for the three months ended March 31, 2001. Included in the first quarter 2001 charge was a $400,000 provision primarily to reflect the downgrade of one large credit in ABB's portfolio. Management believes the downgrade was an isolated case and not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $697.8 million for the first three months of 2002, up from $536.0 million for the first three months of 2001. As of March 31, 2002, the allowance for loan and lease losses amounted to $9.3 million, or 1.31% of total loans and leases.

        The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. We maintain an allowance for loan losses based upon a number of factors, including, among others, the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of those loans that are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors our asset quality and will charge off loans against the allowance for loan and lease losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan and lease losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, the determination of the allowance for loan and lease losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

	Three months ended March 31, 2002	Year ended December 31, 2001	Three months ended March 31, 2001
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$8,872	$6,819	$6,819

Charge-offs:
Commercial	(216)	(119)	—
Real estate—mortgage	—	(72)	—
Real estate—construction	—	—	—
Consumer	(22)	(44)	(8)
Direct financing leases	(231)	(179)	(30)

Total charge-offs	(469)	(414)	(38)

Recoveries:
Commercial	326	55	54
Real estate—mortgage	—	16	16
Real estate—construction	—	—	—
Consumer	—	18	7
Direct financing leases	—	16	—

Total recoveries	326	105	77

Net (charge-offs) recoveries	(143)	(309)	39
Provisions for loan and lease losses charged to operations	588	2,362	737

Balance of allowance for loan and lease losses at end of period	$9,317	$8,872	$7,595

Ratio of net (charge-offs) recoveries to average loans and leases(1)	(.08%)	(.05%)	0.03%
Average loans and leases outstanding during the period	$697,796	$591,741	$536,002

(1)
The ratios for the three months ended March 31, 2002 and 2001 have been annualized. The March 31, 2002 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $3.6 million as of March 31, 2002, compared with $2.2 million as of December 31, 2001 and $1.4 million as of March 31, 2001. The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31, 2002	At December 31, 2001	At March 31, 2001
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$—	$32	$121
Nonaccrual loans and leases	3,593	2,206	1,189

Total nonperforming loans and leases	3,593	2,238	1,310
Repossessed assets	—	—	50

Total nonperforming assets	$3,593	$2,238	$1,360

Allowance for loan and lease losses	$9,317	$8,872	$7,595

Ratio of nonperforming assets to total assets	0.38%	0.24%	0.17%
Ratio of nonperforming loans and leases to total loans and leases	0.50	0.33	0.24
Ratio of allowance for loan and lease losses to total loans and leases	1.31	1.30	1.37
Ratio of allowance for loan and lease losses to nonperforming loans and leases	259.31	396.43	579.77

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

        We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $93.7 million. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At March 31, 2002, we had $107.6 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

        We also use dividends paid by the Bank to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized". CoBiz's ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, and upon CoBiz's compliance with the capital adequacy guidelines of the Board of Governors of the Federal Reserve System.

        During the first three months of 2002, cash and cash equivalents increased by $6.9 million. This increase was primarily the result of $27.8 million provided by financing activities (mainly customer deposits) and net cash of $4.8 million provided by operating activities, offset by $25.7 million net cash used by investing activities (mainly loan originations).

        During the three months of 2001, cash and cash equivalents increased by $13.5 million. This increase was primarily the result of $39.9 million in cash provided by financing activities (mainly customer deposits) and net cash of $4.5 million provided by operating activities. Offsetting this increase was cash used in investing activities of $30.9 million (mainly loan originations).

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

Recent Accounting Pronouncements

        The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

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

        In July 2001, SFAS No. 141, Business Combinations was issued. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company.

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe SFAS No. 142 will have a material effect on the consolidated financial statements of the Company.

        In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. SFAS No. 144 became effective January 1, 2002 and did not have a material impact on the Company's consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of March 31, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the period ended December 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.
Date: May 13, 2002	By:	/s/ STEVEN BANGERT Steven Bangert, Chief Executive Officer and Chairman
Date: May 13, 2002	By:	/s/ RICHARD J. DALTON Richard J. Dalton, Executive Vice President and Chief Financial Officer