Form 10-Q
period 2002-06-30
COBIZ INC
filed 2002-08-14
CIK 1028734

Use these links to rapidly review the document
CoBiz Inc.

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

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

        There were 13,229,045 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of August 13, 2002.

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
SIGNATURES

Item 1. Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

June 30, 2002 and December 31, 2001

(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$27,674,000	$18,879,000
Investments:
Investment securities available for sale (cost of $216,941,000 and $196,373,000, respectively)	219,657,000	198,180,000
Investment securities held to maturity (fair value of $2,678,000 and $3,176,000, respectively)	2,633,000	3,121,000
Other investments	7,595,000	6,595,000

Total investments	229,885,000	207,896,000

Loans and leases, net	730,707,000	674,044,000
Goodwill	8,341,000	8,341,000
Intangible assets	414,000	479,000
Investment in operating leases	963,000	1,447,000
Premises and equipment, net	4,545,000	3,963,000
Accrued interest receivable	3,909,000	3,612,000
Deferred income taxes	3,544,000	3,351,000
Other	3,100,000	3,398,000

TOTAL ASSETS	$1,013,082,000	$925,410,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$175,497,000	$164,578,000
NOW and money market	253,425,000	236,775,000
Savings	6,834,000	5,957,000
Certificates of deposit	286,572,000	247,882,000

Total deposits	722,328,000	655,192,000
Federal funds purchased	5,000,000	5,000,000
Securities sold under agreements to repurchase	106,807,000	83,596,000
Advances from Federal Home Loan Bank	76,130,000	86,200,000
Accrued interest and other liabilities	6,389,000	4,619,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000,000	20,000,000

Total liabilities	936,654,000	854,607,000
Minority Interests	11,000	—
Shareholders' equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,199,398 and 13,109,351 issued and outstanding, respectively	132,000	131,000
Additional paid-in capital	45,645,000	45,167,000
Retained earnings	28,959,000	24,386,000
Accumulated other comprehensive income net of income tax of $1,035,000 and $688,000, respectively	1,681,000	1,119,000

Total shareholders' equity	76,417,000	70,803,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,013,082,000	$925,410,000

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans and leases	$12,749,000	$12,353,000	$24,798,000	$25,017,000
Interest and dividends on investment securities:
Taxable securities	2,714,000	2,667,000	5,224,000	5,279,000
Nontaxable securities	62,000	42,000	126,000	67,000
Dividends on securities	80,000	72,000	153,000	145,000
Federal funds sold and other	6,000	152,000	15,000	380,000

Total interest income	15,611,000	15,286,000	30,316,000	30,888,000
INTEREST EXPENSE:
Interest on deposits	3,251,000	5,334,000	6,693,000	10,652,000
Interest on short-term borrowings and FHLB advances	770,000	1,066,000	1,545,000	2,685,000
Interest on mandatorily redeemable preferred securities of subsidiary trust	500,000	500,000	1,000,000	1,000,000

Total interest expense	4,521,000	6,900,000	9,238,000	14,337,000
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	11,090,000	8,386,000	21,078,000	16,551,000
Provision for loan and lease losses	552,000	398,000	1,140,000	1,135,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	10,538,000	7,988,000	19,938,000	15,416,000

NONINTEREST INCOME:
Service charges	519,000	427,000	1,049,000	832,000
Operating lease income	254,000	440,000	515,000	874,000
Trust fee income	166,000	187,000	326,000	355,000
Insurance revenue	376,000	223,000	672,000	559,000
Investment banking revenues	1,541,000	—	2,042,000	—
Other income	317,000	688,000	939,000	935,000

Total noninterest income	3,173,000	1,965,000	5,543,000	3,555,000

NONINTEREST EXPENSE:
Salaries and employee benefits	5,232,000	3,205,000	9,702,000	6,448,000
Occupancy expenses, premises and equipment	1,472,000	1,178,000	2,852,000	2,244,000
Depreciation on leases	190,000	352,000	409,000	692,000
Amortization of intangibles	44,000	126,000	79,000	237,000
Other	1,599,000	1,157,000	3,089,000	2,689,000

Total noninterest expense	8,537,000	6,018,000	16,131,000	12,310,000

MINORITY INTERESTS	5,000	—	2,000	—
INCOME BEFORE INCOME TAXES	5,169,000	3,935,000	9,348,000	6,661,000
Provision for income taxes	1,979,000	1,566,000	3,587,000	2,618,000

NET INCOME	$3,190,000	$2,369,000	$5,761,000	$4,043,000

UNREALIZED APPRECIATION ON INVESTMENT
SECURITIES AVAILABLE FOR SALE, net of tax	1,170,000	104,000	562,000	736,000

COMPREHENSIVE INCOME	$4,360,000	$2,473,000	$6,323,000	$4,779,000

EARNINGS PER SHARE:
Basic	$0.24	$0.19	$0.44	$0.32

Diluted	$0.23	$0.18	$0.42	$0.31

CASH DIVIDENDS PER SHARE:	$0.045	$0.040	$0.090	$0.080

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,761,000	$4,043,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	207,000	91,000
Depreciation and amortization	1,422,000	1,769,000
Provision for loan and lease losses	1,140,000	1,135,000
Deferred income taxes	(539,000)	(455,000)
Minority interests	2,000	—
Gain on sale of premises and equipment	(11,000)	(396,000)
Changes in:
Accrued interest receivable	(297,000)	148,000
Other assets	177,000	89,000
Accrued interest and other liabilities	2,062,000	(136,000)

Net cash provided by operating activities	9,924,000	6,288,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in other investments	(1,000,000)	(799,000)
Purchase of investment securities available for sale	(61,126,000)	(84,677,000)
Maturities of investment securities held to maturity	483,000	603,000
Maturities of investment securities available for sale	40,355,000	47,061,000
Loan and lease originations and repayments, net	(57,793,000)	(57,487,000)
Purchase of premises and equipment	(1,373,000)	(1,037,000)
Purchase of minority interest	—	(200,000)
Proceeds from sale of premises and equipment	40,000	1,100,000

Net cash used in investing activities	(80,414,000)	(95,436,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	28,446,000	26,037,000
Net increase in certificates of deposit	38,690,000	58,474,000
Net decrease in federal funds purchased	—	(2,400,000)
Net increase (decrease) in securities sold under agreements to repurchase	23,211,000	(4,698,000)
Advances from the Federal Home Loan Bank	285,500,000	104,500,000
Repayments of advances from the Federal Home Loan Bank	(295,570,000)	(95,600,000)
Proceeds from exercise of stock options	196,000	90,000
Dividends paid on common stock	(1,188,000)	(961,000)

Net cash provided by financing activities	79,285,000	85,442,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,795,000	(3,706,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,879,000	35,995,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,674,000	$32,289,000

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

        On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through CoBiz GMB, Inc., a wholly owned subsidiary that was formed in order to consummate the transaction. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. (and a 2% indirect interest in GMB) and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock. After three years, or sooner under certain circumstances, the Company can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for shares of the Company's common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met. The contingent consideration is to be paid if GMB's revenues and earnings exceed certain targeted levels through 2005. The Company has not recorded this liability as of June 30, 2002 as the outcome of the contingency is not probable.

        All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior balances to conform to the current year presentation. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Earnings per Common Share

        Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Income available to common shareholders	$3,190,000	$2,369,000	$5,761,000	$4,043,000
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	5,000	—	2,000	—

Income available to common shareholders plus assumed conversions	$3,195,000	$2,369,000	$5,763,000	$4,043,000

Weighted average shares outstanding—basic earnings per share	13,173,766	12,637,879	13,156,957	12,630,756
Effect of dilutive securities	609,312	577,339	620,686	568,046

Weighted average shares outstanding—diluted earnings per share	13,783,078	13,215,218	13,777,643	13,198,802

        As of June 30, 2002 and 2001, 167,000 and 4,500 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

3. Stock Dividend

        On July 17, 2001, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001. As a result of the dividend, 4,320,371 additional shares of CoBiz common stock were issued, with fractional shares paid in cash. All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

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

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Upon adoption of SFAS No. 142 on January 1, 2002, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset from goodwill into other assets. For additional discussion on the impact of adopting SFAS No. 142, see Note 6.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Other comprehensive income, before tax:
Unrealized gain on available for sale securities arising during the period	$1,890,000	$168,000	$908,000	$1,192,000
Reclassification adjustment for gains arising during the period	—	—	—	—

Other comprehensive income, before tax	1,890,000	168,000	908,000	1,192,000
Tax expense related to items of other comprehensive income	(720,000)	(64,000)	(346,000)	(456,000)

Other comprehensive income, net of tax	$1,170,000	$104,000	$562,000	$736,000

6. Goodwill and Intangible Assets

        As discussed in Note 4, the Company adopted SFAS No. 142 in January 2002, which requires companies to stop amortizing goodwill and certain intangible assets. Instead, SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.

        Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally consistent with the operating segments identified in Note 8. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology. As of the date of adoption, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.

        A summary of goodwill and total assets by operating segment as of June 30, 2002 is as follows:

	June 30, 2002
	Goodwill	Total Assets
Colorado Business Bank	$4,360,000	$843,995,000
Arizona Business Bank	255,000	150,825,000
GMB	3,486,000	5,785,000
Insurance and Private Asset Management	240,000	1,179,000
Corporate	—	11,298,000

Total	$8,341,000	$1,013,082,000

        The reported 2001 results do not reflect the provisions of SFAS No. 142 which eliminated the amortization method for goodwill. Had the Company adopted SFAS No. 142 as of January 1, 2001, net income and basic and diluted earnings per share for the three and six months ended June 30, 2001 would have been as follows:

	Three months ended June 30, 2001			Six months ended June 30, 2001
	Net income	Earnings per basic common share	Earnings per diluted common share	Net income	Earnings per basic common share	Earnings per diluted common share
Net income, as reported	$2,369,000	$0.19	$0.18	$4,043,000	$0.32	$0.31
Add: goodwill amortization	110,000	0.01	0.01	219,000	0.02	0.02

Adjusted	$2,479,000	$0.20	$0.19	$4,262,000	$0.34	$0.33

        As of June 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

	June 30, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer list	$293,000	$(49,000)	$244,000	$293,000	$(12,000)	$281,000
Lease premium	216,000	(100,000)	116,000	216,000	(66,000)	150,000
Customer contracts and relationships	68,000	(14,000)	54,000	60,000	(12,000)	48,000

Total	$577,000	$(163,000)	$414,000	$569,000	$(90,000)	$479,000

        The Company recorded amortization expense of $73,000 related to intangible assets during the six months ended June 30, 2002, compared to $18,000 (excluding goodwill) in the same period of 2001. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

July—December 2002	$78,000
2003	162,000
2004	112,000
2005	53,000
2006	—

Total	$405,000

7. Supplemental Cash Flow Disclosures

        In connection with the Company's initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 150,000 shares of common stock (the "Warrant"). The Warrant will be exercisable at a price equal to 120% of the initial public offering price ($9.60 per share). The Warrant was exercisable commencing one year from the date of the offering and will remain exercisable for a period of four years after such date. The warrant includes a net exercise provision pursuant to which the holder may convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of conversion. During the second quarter of 2002, 75,000 shares were exercised pursuant to the net exercise provision, resulting in the issuance of 32,091 shares of common stock.

        For federal income tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock. During 2002, the Company recognized a tax benefit of $283,000 related to the exercise of non-qualified stock options.

8. Segments

        Our principal areas of activity consist of commercial banking, investment banking, insurance, private asset management and corporate support and other.

        The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. ABB is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City. On July 10, 2002, the Company announced it had hired three bank presidents and will add one location in the metropolitan Denver area, bringing the number of Colorado Business Bank locations to 10, and two in metropolitan Phoenix, increasing the number of Arizona Business Bank locations to four.

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

        Corporate support and other consists of activities that are not directly attributable to the other reportable segments. Included in this category are the activities of Leasing, centralized bank operations, the company's treasury function (i.e., investment management and wholesale funding), and activities of Parent and Colorado Business Bankshares Capital Trust I.

        The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Arizona Business Bank was acquired in 2001, and was not subject to parent company and central service fees until 2002. The GMB transaction was treated as a purchase, and accordingly, the results of their operations are only included in our consolidated results for the period subsequent to the consummation date in July 2001. The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	For the three months ended June 30, 2002
Income statement
Total interest income	$11,856,000	$2,125,000	$—	$4,000	$1,626,000	$15,611,000
Total interest expense	2,363,000	812,000	4,000	—	1,342,000	4,521,000

Net interest income	9,493,000	1,313,000	(4,000)	4,000	284,000	11,090,000
Provision for loan and lease losses	310,000	85,000	—	—	157,000	552,000

Net interest income after provision for loan and lease losses	9,183,000	1,228,000	(4,000)	4,000	127,000	10,538,000
Noninterest income	682,000	91,000	1,541,000	551,000	308,000	3,173,000
Noninterest expense and minority interest	2,110,000	865,000	1,108,000	571,000	3,888,000	8,542,000

Income before income taxes	7,755,000	454,000	429,000	(16,000)	(3,453,000)	5,169,000
Provision for income taxes	2,667,000	170,000	159,000	(6,000)	(1,011,000)	1,979,000

Net income before management fees and overhead allocations	$5,088,000	$284,000	$270,000	$(10,000)	$(2,442,000)	$3,190,000

Management fees and overhead allocations, net of tax	1,012,000	256,000	15,000	38,000	(1,321,000)	—

Net income	$4,076,000	$28,000	$255,000	$(48,000)	$(1,121,000)	$3,190,000

	For the six months ended June 30, 2002
Income statement
Total interest income	$23,022,000	$4,088,000	$3,000	$10,000	$3,193,000	$30,316,000
Total interest expense	4,916,000	1,681,000	4,000	—	2,637,000	9,238,000

Net interest income	18,106,000	2,407,000	(1,000)	10,000	556,000	21,078,000
Provision for loan and lease losses	589,000	220,000	—	—	331,000	1,140,000

Net interest income after provision for loan and lease losses	17,517,000	2,187,000	(1,000)	10,000	225,000	19,938,000
Noninterest income	1,623,000	187,000	2,042,000	1,009,000	682,000	5,543,000
Noninterest expense and minority interest	4,361,000	1,650,000	1,809,000	1,092,000	7,221,000	16,133,000

Income before income taxes	14,779,000	724,000	232,000	(73,000)	(6,314,000)	9,348,000
Provision for income taxes	5,342,000	272,000	88,000	(27,000)	(2,088,000)	3,587,000

Net income before management fees and overhead allocations	$9,437,000	$452,000	$144,000	$(46,000)	$(4,226,000)	$5,761,000

Management fees and overhead allocations, net of tax	2,185,000	473,000	24,000	71,000	(2,753,000)	—

Net income	$7,252,000	$(21,000)	$120,000	$(117,000)	$(1,473,000)	$5,761,000

	At June 30, 2002
Balance sheet
Total assets	$843,995,000	$150,825,000	$5,785,000	$1,179,000	$11,298,000	$1,013,082,000
Total loans and leases	618,272,000	112,257,000	—	—	9,997,000	740,526,000
Total deposits	604,185,000	117,703,000	—	440,000	—	722,328,000

	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	For the three months ended June 30, 2001
Income statement
Total interest income	$11,671,000	$2,374,000	$—	$8,000	$1,233,000	$15,286,000
Total interest expense	4,455,000	1,223,000	—	1,000	1,221,000	6,900,000

Net interest income	7,216,000	1,151,000	—	7,000	12,000	8,386,000
Provision for loan and lease losses	307,000	44,000	—	—	47,000	398,000

Net interest income after provision for loan and lease losses	6,909,000	1,107,000	—	7,000	(35,000)	7,988,000
Noninterest income	548,000	476,000	—	411,000	530,000	1,965,000
Noninterest expense	2,065,000	554,000	—	552,000	2,847,000	6,018,000

Income before income taxes	5,392,000	1,029,000	—	(134,000)	(2,352,000)	3,935,000
Provision for income taxes	2,095,000	402,000	—	(51,000)	(880,000)	1,566,000

Net income before management fees and overhead allocations	$3,297,000	$627,000	$—	$(83,000)	$(1,472,000)	$2,369,000

Management fees and overhead allocations, net of tax	1,226,000	—	—	14,000	(1,240,000)	—

Net income	$2,071,000	$627,000	$—	$(97,000)	$(232,000)	$2,369,000

	For the six months ended June 30, 2001
Income statement
Total interest income	$23,483,000	$4,582,000	$—	$17,000	$2,806,000	$30,888,000
Total interest expense	9,272,000	2,438,000	—	2,000	2,625,000	14,337,000

Net interest income	14,211,000	2,144,000	—	15,000	181,000	16,551,000
Provision for loan and lease losses	610,000	446,000	—	—	79,000	1,135,000

Net interest income after provision for loan and lease losses	13,601,000	1,698,000	—	15,000	102,000	15,416,000
Noninterest income	1,037,000	557,000	—	915,000	1,046,000	3,555,000
Noninterest expense	4,093,000	1,168,000	—	1,043,000	6,006,000	12,310,000

Income before income taxes	10,545,000	1,087,000	—	(113,000)	(4,858,000)	6,661,000
Provision for income taxes	4,100,000	425,000	—	(82,000)	(1,825,000)	2,618,000

Net income before management fees and overhead allocations	$6,445,000	$662,000	$—	$(31,000)	$(3,033,000)	$4,043,000

Management fees and overhead allocations, net of tax	2,410,000	—	—	27,000	(2,437,000)	—

Net income	$4,035,000	$662,000	$—	$(58,000)	$(596,000)	$4,043,000

	At June 30, 2001
Balance sheet
Total assets	$678,634,000	$125,723,000	$—	$902,000	$24,656,000	$829,915,000
Total loans and leases	472,528,000	88,218,000	—	—	20,814,000	581,560,000
Total deposits	520,133,000	106,790,000	—	521,000	—	627,444,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2001. For a discussion of the segments included in our principal activities, see Note 8 of Notes to Consolidated Financial Statements.

Financial Condition

        The following table sets forth the balance of loans and leases and deposits as of June 30, 2002, December 31, 2001 and June 30, 2001 (in thousands):

	June 30, 2002		December 31, 2001		June 30, 2001
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Total Loans and Leases:
Commercial	$232,589	31.8%	$201,598	29.9%	$179,607	31.3%
Real estate—mortgage	340,196	46.6%	303,555	44.9%	260,292	45.5%
Real estate—construction	109,602	15.0%	119,022	17.7%	87,233	15.2%
Consumer	43,331	5.9%	40,840	6.1%	31,815	5.5%
Direct financing leases—net	14,808	2.0%	17,901	2.7%	22,613	3.9%

Loans and leases	$740,526	101.3%	$682,916	101.3%	$581,560	101.4%
Less allowance for loan and lease losses	(9,819)	(1.3)%	(8,872)	(1.3)%	(7,950)	(1.4)%

Net loans and leases	$730,707	100.0%	$674,044	100.0%	$573,610	100.0%

Total Deposits
NOW and money market accounts	$253,425	35.1%	$236,775	36.1%	$233,157	37.1%
Savings	6,834	0.9%	5,957	0.9%	6,382	1.0%
Certificates of deposit under $100,000	114,428	15.8%	80,667	12.3%	91,347	14.6%
Certificates of deposit $100,000 and over	172,144	23.9%	167,215	25.6%	152,296	24.3%

Total interest-bearing deposits	$546,831	75.7%	$490,614	74.9%	$483,182	77.0%
Noninterest-bearing demand deposits	175,497	24.3%	164,578	25.1%	144,262	23.0%

Total deposits	$722,328	100.0%	$655,192	100.0%	$627,444	100.0%

        Our total assets increased by $87.7 million to $1.013 billion as of June 30, 2002, from $925.4 million as of December 31, 2001. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $56.7 million, to $730.7 million as of June 30, 2002, from $674.0 million at December 31, 2001. Total investments were $229.9 million as of June 30, 2002, compared to $207.9 million as of December 31, 2001. The increase in investments was driven by strong growth in deposits and customer repurchase agreements.

        Deposits increased by $67.1 million to $722.3 million as of June 30, 2002, from $655.2 million as of December 31, 2001. Securities sold under agreements to repurchase were $106.8 million at June 30, 2002 and $83.6 million at December 31, 2001. Of the $106.8 million outstanding at June 30, 2002, $82.7 million were repurchase agreements transacted on behalf of our customers and are not considered a wholesale borrowing source. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

        Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $76.1 million at June 30, 2002, compared to $86.2 million at December 31, 2001. The decrease in FHLB borrowings was possible because of the strong deposit growth in the six months ended June 30, 2002.

Results of Operations

Overview

        The following table presents the condensed statements of income for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Interest income	$15,611	$15,286	$325	2%	$30,316	$30,888	$(572)	(2)%
Interest expense	4,521	6,900	(2,379)	(34)%	9,238	14,337	(5,099)	(36)%

Net interest income before provision for loan and lease losses	11,090	8,386	2,704	32%	21,078	16,551	4,527	27%
Provision for loan and lease losses	552	398	154	39%	1,140	1,135	5%

Net interest income after provision for loan and lease losses	10,538	7,988	2,550	32%	19,938	15,416	4,522	29%
Noninterest income	3,173	1,577	1,596	101%	5,543	3,167	2,376	75%
Noninterest expense and minority interests	8,542	5,892	2,649	45%	16,133	11,626	4,506	39%

Income before income taxes	5,169	3,673	1,496	41%	9,348	6,957	2,391	34%
Provision for income taxes	1,979	1,466	513	35%	3,587	2,731	856	31%

Net income prior to nonrecurring charges	$3,190	$2,207	$983	45%	$5,761	$4,226	$1,535	36%

Nonrecurring (income) charges, net of tax	—	(162)	162	—	—	183	(183)	—
Reported net income	$3,190	$2,369	$821	35%	$5,761	$4,043	$1,718	42%

        Net income was $3.2 million for the quarter ended June 30, 2002, compared with $2.4 million for the quarter ended June 30, 2001. Net interest income increased by $2.7 million to $11.1 million for the quarter ended June 30, 2002, from $8.4 million for the quarter ended June 30, 2001. Earnings per share on a fully diluted basis for the second quarter were $0.23, versus $0.18 for the same period a year ago. Annualized return on average assets was 1.28% and 1.19% for the second quarter of 2002 and 2001, respectively. Annualized return on average common shareholders' equity was 17.32% for the quarter ended June 30, 2002, versus 15.59% for the quarter ended June 30, 2001.

        We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we restructured Leasing's back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in the second quarter of 2001 related to the mergers and Leasing were $0.1 million on an after-tax basis. In addition, we recorded a $0.2 million after tax gain on a sale-leaseback transaction of property held by First Capital in the second quarter of 2001. Adjusting for these non-recurring items, combined operating earnings available to common shareholders were $2.2 million, or $0.17 per share.

        Reported net earnings for the six months ended June 30, 2002 and 2001 were $5.8 million and $4.0 million, respectively. Net interest income increased by $4.5 million to $21.1 million for the six months ended June 30, 2002, from $16.6 million for the six months ended June 30, 2001. Earnings per share on a fully diluted basis for the six months ended June 30, 2002 were $0.42 versus $0.31 for the same period a year ago. Return on average assets was 1.19% and 1.05% for the first half of 2002 and 2001, respectively. Return on average common shareholders' equity was 15.99% for the six months ended June 30, 2002, versus 13.26% for the six months ended June 30, 2001.

        Non-recurring expenses for the six months ended June 30, 2001 related to the mergers and the Leasing restructuring were $0.4 million on an after-tax basis. Normalized operating earnings adjusted for these non-recurring items and the one-time gain noted above were $4.2 million, or $0.32 per share on a fully diluted basis.

Net Interest Income

        Net interest income before provision for loan and lease losses was $11.1 million for the quarter ended June 30, 2002, an increase of $2.7 million, or 32%, compared with the quarter ended June 30, 2001. Yields on our interest-earning assets decreased by 154 basis points to 6.52% for the three months ended June 30, 2002, from 8.06% for the three months ended June 30, 2001. Yields paid on interest-bearing liabilities decreased by 220 basis points during this same period. The net interest margin was 4.70% for the quarter ended June 30, 2002, up from 4.48% for the quarter ended June 30, 2001.

        For the first six months of 2002, net interest income before provision for loan and lease losses was $21.1 million, an increase of $4.5 million compared with the same period in 2001, primarily due to increased loan volume. Yields on our interest-earning assets decreased by 189 basis points to 6.53% for the six months ended June 30, 2002, from 8.42% for the six months ended June 30, 2001. Yields paid on interest-bearing liabilities decreased by 242 basis points during this same period. The net interest margin was 4.60% for the six months ended June 30, 2002, up from 4.57% for the six months ended June 30, 2001.

        Although the net interest margin increased for the three and six months ended June 30, 2002, compared to the same period in 2001, the significant decrease in interest rates during 2001 negatively affected our net interest margin. The prime rate dropped by 200 basis points to 4.75% as of June 30, 2002, from 6.75% at June 30, 2001. Mitigating the margin contraction was an increase in average earning assets of $193 million to $923 million for the first six months of 2002, from $730 million for the first six months of 2001. Although the Bank is asset sensitive, a stable prime rate during 2002 has allowed the cost of funds to decline to a level that allowed the margin to improve for the six months ended June 30, 2002, compared to the same period in 2001.

        The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the three and six months ended June 30, 2002 and 2001.

	For the three months ended June 30,
	2002			2001
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(dollars in thousands)
ASSETS:
Federal funds sold and other	$1,393	$6	1.70%	$14,345	$152	4.19%
Investment securities(2)	224,445	2,856	5.03%	177,711	2,781	6.19%
Loans and leases(3)	730,518	12,749	6.90%	566,137	12,353	8.63%
Allowance for loan and lease losses	(9,701)	—	—	(7,737)	—	—

Total interest-earning assets	946,655	15,611	6.52%	750,456	15,286	8.06%
Noninterest-earning assets:
Cash and due from banks	27,274			27,512
Other	23,322			18,039

Total assets	$997,251			$796,007

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$253,731	$835	1.32%	$222,684	$1,809	3.26%
Savings	6,952	13	0.75%	5,156	24	1.87%
Certificates of deposit:
Under $100,000	109,331	1,024	3.76%	88,250	1,270	5.77%
$100,000 and over	175,830	1,379	3.15%	154,887	2,231	5.78%

Total interest-bearing deposits	545,844	3,251	2.39%	470,977	5,334	4.54%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	121,798	455	1.48%	69,153	630	3.60%
FHLB advances	55,384	315	2.25%	36,772	436	4.69%
Company obligated mandatorily redeemable preferred securities	20,000	500	10.00%	20,000	500	10.00%

Total interest-bearing liabilities	743,026	4,521	2.43%	596,902	6,900	4.63%
Noninterest-bearing demand accounts	176,755			135,474

Total deposits and interest-bearing liabilities	919,781			732,376
Other noninterest-bearing liabilities	3,581			2,690

Total liabilities and preferred securities	923,362			735,066
Shareholders' equity	73,889			60,941

Total liabilities and shareholders' equity	$997,251			$796,007

Net interest income		$11,090			$8,386

Net interest spread			4.09%			3.43%
Net interest margin			4.70%			4.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.41%			125.73%

(1)
Average yield or cost for the three months ended June 30, 2002 and 2001 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

	For the six months ended June 30,
	2002			2001
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(dollars in thousands)
ASSETS:
Federal funds sold and other	$1,518	$15	1.97%	$15,685	$380	4.82%
Investment securities(2)	217,104	5,503	5.04%	170,201	5,491	6.42%
Loans and leases(3)	714,247	24,798	6.91%	551,153	25,017	9.03%
Allowance for loan and lease losses	(9,435)	—	—	(7,379)	—	—

Total interest-earning assets	923,434	30,316	6.53%	729,660	30,888	8.42%
Noninterest-earning assets:
Cash and due from banks	26,772			27,530
Other	23,444			19,864

Total assets	$973,650			$777,054

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$250,812	$1,708	1.37%	$218,897	$4,008	3.69%
Savings	6,780	26	0.77%	5,154	53	2.07%
Certificates of deposit:
Under $100,000	105,304	2,107	4.03%	77,296	2,258	5.89%
$100,000 and over	170,266	2,852	3.38%	146,137	4,333	5.98%

Total interest-bearing deposits	533,162	6,693	2.53%	447,484	10,652	4.80%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	111,628	852	1.52%	70,673	1,569	4.42%
FHLB advances	62,834	693	2.19%	41,705	1,116	5.32%
Company obligated mandatorily redeemable preferred securities	20,000	1,000	10.00%	20,000	1,000	10.00%

Total interest-bearing liabilities	727,624	9,238	2.55%	579,862	14,337	4.97%
Noninterest-bearing demand accounts	169,523			132,429

Total deposits and interest-bearing liabilities	897,147			712,291
Other noninterest-bearing liabilities	3,856			3,292

Total liabilities and preferred securities	901,003			715,583
Shareholders' equity	72,647			61,471

Total liabilities and shareholders' equity	$973,650			$777,054

Net interest income		$21,078			$16,551

Net interest spread			3.98%			3.45%
Net interest margin			4.60%			4.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.91%			125.83%

(1)
Average yield or cost for the six months ended June 30, 2002 and 2001 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

        The following table presents noninterest income for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Deposit service charges	$519	$427	$92	22%	$1,049	$832	$217	26%
Operating lease income	254	440	(186)	(42)%	515	874	(359)	(41)%
Other loan fees	127	119	8	7%	292	197	95	48%
Trust income	166	187	(21)	(11)%	326	355	(29)	(8)%
Insurance revenue	376	223	153	69%	672	559	113	20%
Investment banking revenue	1,541	—	1,541%		2,042	—	2,042%
Other income	136	143	(7)	(5)%	557	303	254	84%
Gain on sale of other assets	54	426	(372)	(87)%	90	435	(345)	(79)%

Total noninterest income	$3,173	$1,965	$1,208	61%	$5,543	$3,555	$1,988	56%

        Noninterest income for the second quarter of 2002 was $3.2 million, compared to noninterest income of $2.0 million for the second quarter of 2001. Noninterest income for the first six months of 2002 was $5.5 million versus $3.6 million for the same period in 2001. We are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche. In March 2000, we opened CoBiz Connect, Inc., an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers. In March 2001 we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001 we acquired GMB, expanding our product line to include investment banking services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and reduce our dependency on net interest income. Fee income as a percentage of operating revenues was 22% and 21% for the three and six months ended June 30, 2002, respectively, versus 19% and 18% for the same periods in 2001.

        Deposit service charges for the three and six months ended June 30, 2002 were $0.5 million and $1.0 million, respectively, compared to $0.4 million and $0.8 million for the same periods in 2001. The increase was driven primarily by a higher number of deposit relationships and an increase in cash management analysis fees.

        There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. The interest spreads on loans have been more favorable than our leases. Net investment in operating leases was $1.0 million at June 30, 2002, compared to $2.1 million at June 30, 2001.

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

        Insurance commissions for the three and six months ended June 30, 2002 were $0.4 million and $0.7 million, respectively. When compared to the same periods in 2001, insurance revenues grew by $0.2 million for the three months ended June 30, 2002 and by $0.1 million for the six months ended June 30, 2002. Included in the first quarter of 2001 insurance revenues was a one-time gain of $0.1 million related to a contingency refund from an insurance underwriter. Overall, commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base.

        In July 2001 CoBiz completed its acquisition of GMB. The transaction was accounted for as a purchase. Accordingly, only GMB's revenues since the purchase date are included in the consolidated results for CoBiz. In the three and six months ended June 30, 2002, GMB recognized $1.5 million and $2.0 million, respectively in investment banking fees. During the second quarter of 2002, GMB completed a significant deal in Arizona with a fee of approximately $1.4 million.

        Included in the $0.6 million of other income reported for the first half of 2002 was $0.2 million of excess recovery over the amount of a loan charged off in 1997. In addition, in the first half of 2002 the company recognized a $0.1 million gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

        The following table presents noninterest expense for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$5,232	$3,205	$2,027	63%	$9,702	$6,445	$3,257	51%
Occupancy expenses, premises and equipment	1,472	1,178	294	25%	2,852	2,244	608	27%
Depreciation on leases	190	352	(162)	(46)%	409	692	(283)	(41)%
Amortization of intangibles	44	126	(82)	(65)%	79	237	(158)	(67)%
Other operating expenses	1,599	1,032	567	55%	3,089	2,012	1,077	54%
Nonrecurring expenses	—	125	(125)	—	—	680	(680)	—

Total other expense	$8,537	$6,018	$2,519	42%	$16,131	$12,310	$3,821	31%

        Total noninterest expense was $8.5 million for the three months ended June 30, 2002 and $16.1 million for the six months ended June 30, 2002. Noninterest expenses were $6.0 million and $12.3 million for the three and six months ended June 30, 2001, respectively. Included in the 2001 second quarter noninterest expense were $0.1 million of nonrecurring expenses related to the First Capital and Milek acquisitions, and the restructuring of Leasing. Nonrecurring expenses for the first six months of 2001 were $0.7 million. The second quarter and year-to-date 2002 noninterest expense includes GMB overhead of $1.2 million and $1.9 million, respectively, whereas GMB expenses are not included in the 2001 consolidated results.

        Depreciation on operating leases decreased by $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001. As discussed above, management dedicated fewer resources to originating leases in 2001. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

        Prior to 2002, quarterly goodwill amortization of $0.1 million was included in noninterest expense. However, in accordance with SFAS No. 142, the goodwill recognized in connection with our original acquisition in 1994 is no longer being amortized. We continue to recognize quarterly amortization expense of $0.02 million related to the buyout of the minority interest of Leasing. In addition, we recorded approximately $0.3 million of intangible assets related to GMB's purchase of a customer list in November 2001, which is being amortized over four years. The amortization expense related to GMB was initiated subsequent to June 2001, and is not included in the three or six months ended June 30, 2001, but is included for 2002.

        Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions.

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses was $0.6 million for the three months ended June 30, 2002, compared to $0.4 million for the three months ended June 30, 2001. For the first six months of both 2002 and 2001, the provision for loan and lease losses was $1.1 million. Included in the first quarter 2001 charge was a $0.4 million provision primarily to reflect the downgrade of one large credit in ABB's portfolio. Management believes the downgrade is an isolated case and is not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $714.2 million for the first six months of 2002, up from $551.2 million for the first six months of 2001. As of June 30, 2002, the allowance for loan and lease losses amounted to $9.8 million, or 1.33% of total loans and leases.

        The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. We maintain an allowance for loan and lease losses based upon a number of factors, including, among others, the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral and holding and disposal costs. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of those loans that are contractually past due and considering the net realizable value of the collateral for the loans. Management actively monitors our asset quality and will charge off loans against the allowance for loan and lease losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan and lease losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, the determination of the allowance for loan and lease losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

	Six months ended June 30, 2002	Year ended December 31, 2001	Six months ended June 30, 2001
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$8,872	$6,819	$6,819

Charge-offs:
Commercial	(224)	(119)	(12)
Real estate—mortgage	(65)	(72)	—
Real estate—construction	—	—	—
Consumer	(59)	(44)	(36)
Direct financing leases	(279)	(179)	(34)

Total charge-offs	(627)	(414)	(82)

Recoveries:
Commercial	348	55	52
Real estate—mortgage	7	16	16
Real estate—construction	—	—	—
Consumer	—	18	10
Direct financing leases	79	16	—

Total recoveries	434	105	78

Net charge-offs	(193)	(309)	(4)
Provisions for loan and lease losses charged to operations	1,140	2,362	1,135

Balance of allowance for loan and lease losses at end of period	$9,819	$8,872	$7,950

Ratio of net charge-offs to average loans and leases(1)	(.05%)	(.05%)	—
Average loans and leases outstanding during the period	$714,247	$591,741	$551,153

(1)
The ratios for the six months ended June 30, 2002 and 2001 have been annualized. The June 30, 2002 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $3.0 million as of June 30, 2002, compared with $2.2 million as of December 31, 2001 and $1.6 million as of June 30, 2001. The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30, 2002	At December 31, 2001	At June 30, 2001
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$—	$32	$187
Nonaccrual loans and leases	2,989	2,206	1,366

Total nonperforming loans and leases	2,989	2,238	1,553
Repossessed assets	—	—	—

Total nonperforming assets	$2,989	$2,238	$1,553

Allowance for loan and lease losses	$9,819	$8,872	$7,950

Ratio of nonperforming assets to total assets	0.30%	0.24%	0.19%
Ratio of nonperforming loans and leases to total loans and leases	0.40	0.33	0.27
Ratio of allowance for loan and lease losses to total loans and leases	1.33	1.30	1.37
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	328.50	396.43	511.91

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

        We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $93.2 million. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At June 30, 2002, we had $115.8 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

        During the first six months of 2002, cash and cash equivalents increased by $8.8 million. This increase was primarily the result of $79.3 million provided by financing activities (mainly customer deposits) and net cash of $9.9 million provided by operating activities, offset by $80.4 million net cash used by investing activities (mainly loan originations).

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

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Upon adoption of SFAS No. 142 on January 1, 2002, the Company reclassified an intangible asset totaling $150,000 from goodwill into other assets and determined that goodwill was not impaired. For additional discussion on the impact of adopting SFAS No. 142, see Note 6.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of June 30, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the period ended December 31, 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held on May 15, 2002, the following proposals were adopted by the margins indicated:

1.
To eliminate staggered terms for the Board of Directors and require the annual election of all Directors.

Number of Shares
For	10,002,160
Against	210,654
Withheld	24,518
2.
To elect four Class I directors to hold office for a one-year term expiring on the Annual Meeting of Shareholders occurring in 2003 or until the election and qualification of their respective successors.

	Number of Shares
	For	Against	Withheld
Jonathan C. Lorenz	12,026,586	0	54,188
Mark S. Kipnis	12,025,163	1,423	54,188
Alan R. Kennedy	11,889,001	137,585	54,188
Virginia K. Berkeley	12,023,254	3,332	54,188

        In addition, the following directors continued in office after the annual meeting: Howard R. Ross, Michael B. Burgamy, Harold F. Mosanko, Steven Bangert, Noel N. Rothman, Timothy J. Travis, and Thomas M. Longust.

3.
To approve the CoBiz, Inc. 2002 Equity Incentive Plan.

Number of Shares
For	11,752,530
Against	287,056
Withheld	41,188
4.
To ratify the selection of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

Number of Shares
For	12,057,833
Against	3,855
Withheld	19,086

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.
(2)(3)	3.1	Amended and restated Articles of Incorporation of the Registrant, as amended.
(2)	3.2	Amended and restated Bylaws of the Registrant.

	3.3	Amendment to Articles of Incorporation
	3.4	Amendment to Bylaws
(4)	4.1	Form of Indenture
(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
(4)	4.3	Certificate of Trust
(4)	4.4	Form of Trust Agreement
(4)	4.5	Form of Amended and Restated Trust Agreement
(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)
(4)	4.7	Form of Capital Securities Guarantee Agreement
(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.
(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.
(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.
+(2)	10.4	License Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
+(2)	10.5	Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
+(2)	10.6	Computer Software Maintenance Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
(2)	10.7	Employment Agreement, dated as of March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.
(2)	10.8	Employment Agreement, dated as of May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.
(2)	10.9	Employment Agreement, dated as of January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.
(2)	10.10	Employment Agreement, dated as of February 29, 1996, by and between Equitable Bankshares of Colorado, Inc. and Darrell J. Schulte.
(2)	10.11	Employment Agreement, dated as of June 12, 1995, by and between CoBiz Inc. and Charles E. Holmes.
(2)	10.12	Employment Agreement, dated as of November 16, 1997, by and between CoBiz Inc. and Andrew L. Bacon.
(2)	10.13	Employment Agreement, dated as of October 1, 1997, by and between CoBiz Inc. and K. Denise Albrecht.
(2)	10.14	Employment Agreement, dated as of March 29, 1996, by and between Colorado Business Leasing, Inc. and Richard M. Hall, Jr.
(2)	10.15	Employment Agreement, dated as of September 29, 1995, by and between Equitable Bankshares of Colorado, Inc. and Katherine H. Kaley.

(2)	10.16	Employment Agreement, dated as of January 8, 1996, by and between CoBiz Inc. and Robert J. Ostertag.
(2)	10.17	Retail Lease, dated as of April 1, 1991, by and between Southbridge Plaza, L.P. and Equitable Bank of Littleton, N.A.
(2)	10.18	First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business Bank, N.A., formerly known as Equitable Bank of Littleton, N.A.
(2)	10.19	Office Lease, dated as of December 2, 1996, by and between Elliott Kiowa, Inc. and Colorado Business Bank, N.A.
(2)	10.20	Lease, dated as of December 1, 1997, by and between Spencer Enterprises and Colorado Business Bank, N.A.
(2)	10.21	Office Lease, dated as of February 23, 1996, by and between Colorado Business Leasing, Inc. and Denver Place Associates Limited Partnership.
(5)	10.22	Lease Agreement between Kesef, LLC and CoBiz Inc.
(5)	10.23	Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado Business Bank of Boulder National Association
(5)	10.24	Office Building Lease between Hanover Resources Inc. and Colorado Business Bank, N.A.
(5)	10.25	Employment Agreement between CoBiz Inc. and Kevin G. Quinn
(6)	10.26	Lease Agreement between Edwards Interchange II, LLC and Colorado Business Bank, National Association
(6)	10.27	Office Lease between Bank One, Colorado, N.A., as Trustee for the Frank G. Jamison Trust, dated September 2, 1956 and Colorado Business Bank, N.A.
(7)	10.28	Lease, dated July 27, 1999, between Joan H. Travis and Colorado Business Bank, N.A.
(7)	10.29	Employment Agreement, dated April 12, 1999, by and between CoBiz Inc. and Randal Garman.
(8)	10.30	Employment Agreement, dated May 20, 1998, by and between CoBiz Inc. and J. Henry Schonewise.
(9)	10.31	Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.
(9)	10.32	Promissory note between American National Bank and Trust Company of Chicago and Colorado Business Bankshares, Inc.
(10)	10.33	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.
(11)	10.34	2000 Employee Stock Purchase Plan.
	10.35	2002 Equity Incentive Plan
(12)	21	List of subsidiaries

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

(12)
Incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

+
Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.

(b)
Reports on Form 8-K

        None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.
Date: August 13, 2002	By:	/s/ STEVEN BANGERT Steven Bangert, Chief Executive Officer and Chairman
Date: August 13, 2002	By:	/s/ RICHARD J. DALTON Richard J. Dalton, Executive Vice President and Chief Financial Officer

Certification

        Pursuant to 18 U.S.C. § 1350, the undersigned officer of CoBiz Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002	/s/ STEVEN BANGERT
	Name:	Steven Bangert
	Title:	Chief Executive Officer

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

Certification

        Pursuant to 18 U.S.C. § 1350, the undersigned officer of CoBiz Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002	/s/ RICHARD J. DALTON
	Name:	Richard J. Dalton
	Title:	Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.