Form 10-Q
period 2002-09-30
COBIZ INC
filed 2002-11-14
CIK 1028734

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002.
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

        There were 13,240,949 shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of November 14, 2002.

CoBiz Inc.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		28

Item 1. Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

September 30, 2002 and December 31, 2001

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$38,542,000	$18,879,000
Investments:
Investment securities available for sale (cost of $270,610,000 and $196,373,000, respectively)	272,824,000	198,180,000
Investment securities held to maturity (fair value of $2,489,000 and $3,176,000, respectively)	2,451,000	3,121,000
Other investments	7,666,000	6,595,000

Total investments	282,941,000	207,896,000

Loans and leases, net	768,943,000	674,044,000
Goodwill	8,341,000	8,341,000
Intangible assets	535,000	479,000
Investment in operating leases	587,000	1,447,000
Premises and equipment, net	5,053,000	3,963,000
Accrued interest receivable	3,794,000	3,612,000
Deferred income taxes	3,310,000	3,351,000
Other	3,354,000	3,398,000

TOTAL ASSETS	$1,115,400,000	$925,410,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$196,280,000	$164,578,000
NOW and money market	283,127,000	236,775,000
Savings	6,518,000	5,957,000
Certificates of deposit	307,091,000	247,882,000

Total deposits	793,016,000	655,192,000
Federal funds purchased	17,450,000	5,000,000
Securities sold under agreements to repurchase	110,364,000	83,596,000
Advances from Federal Home Loan Bank	60,630,000	86,200,000
Accrued interest and other liabilities	35,765,000	4,619,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000,000	20,000,000

Total liabilities	1,037,225,000	854,607,000
Minority Interests	6,000	—
Shareholders' equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,240,949 and 13,109,351 issued and outstanding, respectively	132,000	131,000
Additional paid-in capital	45,889,000	45,167,000
Retained earnings	30,777,000	24,386,000
Accumulated other comprehensive income net of income tax of $843,000 and $688,000, respectively	1,371,000	1,119,000

Total shareholders' equity	78,169,000	70,803,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,115,400,000	$925,410,000

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans and leases	$13,229,000	$12,779,000	$38,027,000	$37,796,000
Interest and dividends on investment securities:
Taxable securities	2,668,000	2,960,000	7,892,000	8,239,000
Nontaxable securities	59,000	58,000	185,000	125,000
Dividends on securities	80,000	77,000	233,000	222,000
Federal funds sold and other	22,000	37,000	37,000	417,000

Total interest income	16,058,000	15,911,000	46,374,000	46,799,000
INTEREST EXPENSE:
Interest on deposits	3,410,000	4,910,000	10,103,000	15,562,000
Interest on short-term borrowings and FHLB advances	699,000	1,183,000	2,244,000	3,868,000
Interest on mandatorily redeemable preferred securities of subsidiary trust	500,000	500,000	1,500,000	1,500,000

Total interest expense	4,609,000	6,593,000	13,847,000	20,930,000
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	11,449,000	9,318,000	32,527,000	25,869,000
Provision for loan and lease losses	850,000	700,000	1,990,000	1,835,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	10,599,000	8,618,000	30,537,000	24,034,000

NONINTEREST INCOME:
Service charges	503,000	462,000	1,552,000	1,294,000
Operating lease income	134,000	346,000	649,000	1,220,000
Trust and fiduciary fees	176,000	157,000	502,000	512,000
Insurance revenue	508,000	244,000	1,180,000	803,000
Investment banking revenues	211,000	877,000	2,253,000	877,000
Other income	410,000	234,000	1,349,000	1,169,000

Total noninterest income	1,942,000	2,320,000	7,485,000	5,875,000

NONINTEREST EXPENSE:
Salaries and employee benefits	5,152,000	3,914,000	14,854,000	10,362,000
Occupancy expenses, premises and equipment	1,574,000	1,228,000	4,426,000	3,472,000
Depreciation on leases	116,000	312,000	525,000	1,004,000
Amortization of intangibles	41,000	127,000	120,000	364,000
Other	1,652,000	1,516,000	4,741,000	4,205,000

Total noninterest expense	8,535,000	7,097,000	24,666,000	19,407,000

MINORITY INTERESTS	(5,000)	3,000	(3,000)	3,000
INCOME BEFORE INCOME TAXES	4,011,000	3,838,000	13,359,000	10,499,000
Provision for income taxes	1,528,000	1,520,000	5,115,000	4,138,000

NET INCOME	$2,483,000	$2,318,000	$8,244,000	$6,361,000

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	(310,000)	632,000	252,000	1,368,000

COMPREHENSIVE INCOME	$2,173,000	$2,950,000	$8,496,000	$7,729,000

EARNINGS PER SHARE:
Basic	$0.19	$0.18	$0.63	$0.50

Diluted	$0.18	$0.17	$0.60	$0.48

CASH DIVIDENDS PER SHARE:	$0.05	$0.05	$0.14	$0.13

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,244,000	$6,361,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	304,000	179,000
Depreciation and amortization	2,117,000	2,632,000
Provision for loan and lease losses	1,990,000	1,835,000
Deferred income taxes	(114,000)	(1,235,000)
Minority interests	(3,000)	—
Gain on sale of premises and equipment	(36,000)	(400,000)
Changes in:
Accrued interest receivable	(182,000)	16,000
Other assets	(115,000)	(1,028,000)
Accrued interest and other liabilities	35,000	1,580,000

Net cash provided by operating activities	12,240,000	9,940,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in other investments	(1,071,000)	(827,000)
Purchase of investment securities available for sale	(102,448,000)	(101,278,000)
Maturities of investment securities held to maturity	665,000	948,000
Maturities of investment securities available for sale	59,315,000	68,775,000
Loan and lease originations and repayments, net	(96,876,000)	(117,762,000)
Purchase of premises and equipment	(2,370,000)	(1,493,000)
Purchase of intangible asset	(176,000)	—
Purchase of minority interest	—	(200,000)
Acquisition of subsidiary	—	(976,000)
Proceeds from sale of premises and equipment	325,000	1,128,000

Net cash used in investing activities	(142,636,000)	(151,685,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	78,615,000	38,008,000
Net increase in certificates of deposit	59,209,000	64,060,000
Net increase in federal funds purchased	12,450,000	5,075,000
Net increase in securities sold under agreements to repurchase	26,768,000	28,653,000
Advances from the Federal Home Loan Bank	320,500,000	249,500,000
Repayments of advances from the Federal Home Loan Bank	(346,070,000)	(251,800,000)
Proceeds from exercise of stock options	440,000	337,000
Dividends paid on common stock	(1,853,000)	(1,548,000)

Net cash provided by financing activities	150,059,000	132,285,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,663,000	(9,460,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,879,000	35,995,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,542,000	$26,535,000

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

        On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through CoBiz GMB, Inc., a wholly owned subsidiary that was formed in order to consummate the transaction. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the "CoBiz GMB, Inc. Shares") and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. (and a 2% indirect interest in GMB) and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock. After three years, or sooner under certain circumstances, the Company can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for shares of the Company's common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met. The contingent consideration is to be paid if GMB's revenues and earnings exceed certain targeted levels through 2005. The Company has not recorded this liability as of September 30, 2002 as the outcome of the contingency is not probable.

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

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Earnings per Common Share

        Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Income available to common shareholders	$2,483,000	$2,318,000	$8,244,000	$6,361,000
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	(5,000)	3,000	(3,000)	3,000

Income available to common shareholders plus assumed conversions	$2,478,000	$2,321,000	$8,241,000	$6,364,000

Weighted average shares outstanding—basic earnings per share	13,223,043	12,943,195	13,179,380	12,736,025
Effect of dilutive securities	567,279	718,287	602,688	618,545

Weighted average shares outstanding—diluted earnings per share	13,790,322	13,661,482	13,782,068	13,354,570

        As of September 30, 2002 and 2001, 190,937 and 7,060 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3). This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Company's consolidated financial statements.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No.72 and 144 and FASB Interpretation No.9." This Statement provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 will no longer apply after September 30, 2002. SFAS No. 147 became effective October 1, 2002 and will impact how the Company accounts for future acquisitions.

5. Comprehensive Income

        Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Other comprehensive income, before tax	(501,000)	1,022,000	407,000	2,215,000
Tax benefit (expense) related to items of other comprehensive income	191,000	(390,000)	(155,000)	(847,000)

Other comprehensive income, net of tax	$(310,000)	$632,000	$252,000	$1,368,000

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

        A summary of goodwill and total assets by operating segment as of September 30, 2002 is as follows:

	September 30, 2002
	Goodwill	Total Assets
Colorado Business Bank	$4,360,000	$926,108,000
Arizona Business Bank	255,000	174,470,000
GMB	3,486,000	5,423,000
Insurance and Private Asset Management	240,000	2,289,000
Corporate	—	7,110,000

Total	$8,341,000	$1,115,400,000

        The reported 2001 results do not reflect the provisions of SFAS No. 142 which eliminated the amortization method for goodwill. Had the Company adopted SFAS No. 142 as of January 1, 2001, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2001 would have been as follows:

	Three months ended September 30, 2001			Nine months ended September 30, 2001
	Net income	Earnings per basic common share	Earnings per diluted common share	Net income	Earnings per basic common share	Earnings per diluted common share
Net income, as reported	$2,318,000	$0.18	$0.17	$6,361,000	$0.50	$0.48
Add: goodwill amortization	110,000	0.01	0.01	329,000	0.03	0.02

Adjusted	$2,428,000	$0.19	$0.18	$6,690,000	$0.53	$0.50

        As of September 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

	September 30, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer list	$293,000	$(68,000)	$225,000	$293,000	$(12,000)	$281,000
Lease premium	216,000	(116,000)	100,000	216,000	(66,000)	150,000
Customer contracts and relationships	236,000	(26,000)	210,000	60,000	(12,000)	48,000

Total	$745,000	$(210,000)	$535,000	$569,000	$(90,000)	$479,000

        On July 1, 2002, CoBiz Insurance, Inc. purchased the book of business of an insurance brokerage business in the Denver, Colorado metropolitan area. The initial purchase price payment and acquisition costs of $176,000 have been allocated to Customer contracts and relationships and will be amortized over its useful life of 6 years. The Company recorded amortization expense of $120,000 related to intangible assets during the nine months ended September 30, 2002, compared to $35,000 (excluding goodwill) in the same period of 2001. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

2003	$191,000
2004	141,000
2005	82,000
2006	30,000
2007	29,000

Total	$473,000

7. Supplemental Cash Flow Disclosures

        In connection with the Company's initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 150,000 shares of common stock (the "Warrant"). The Warrant was exercisable at a price equal to 120% of the initial public offering price ($9.60 per share). The Warrant was exercisable commencing one year from the date of the offering and will remain exercisable for a period of four years after such date. The warrant includes a net exercise provision pursuant to which the holder may convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of conversion. During 2002, 120,000 shares were exercised pursuant to the net exercise provision, resulting in the issuance of 51,346 shares of common stock.

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

        The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. ABB has two Arizona locations, including one in Phoenix and one in Surprise, Arizona, a suburb of Phoenix near Sun City. On July 10, 2002, the Company announced it had hired three bank presidents and will add one location in the metropolitan Denver area, bringing the number of Colorado Business Bank locations to 10, and two in metropolitan Phoenix, increasing the number of Arizona Business Bank locations to four.

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

	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	For the three months ended September 30, 2002
Income statement
Total interest income	$12,335,000	$2,346,000	$10,000	$8,000	$1,359,000	$16,058,000
Total interest expense	2,445,000	840,000	2,000	1,000	1,321,000	4,609,000

Net interest income	9,890,000	1,506,000	8,000	7,000	38,000	11,449,000
Provision for loan and lease losses	115,000	40,000	—	—	695,000	850,000

Net interest income after provision for loan and lease losses	9,775,000	1,466,000	8,000	7,000	(657,000)	10,599,000
Noninterest income	712,000	89,000	220,000	697,000	224,000	1,942,000
Noninterest expense and minority interest	2,397,000	1,045,000	643,000	679,000	3,766,000	8,530,000

Income before income taxes	8,090,000	510,000	(415,000)	25,000	(4,199,000)	4,011,000
Provision for income taxes	3,355,000	199,000	(157,000)	9,000	(1,878,000)	1,528,000

Net income before management fees and overhead allocations	$4,735,000	$311,000	$(258,000)	$16,000	$(2,321,000)	$2,483,000

Management fees and overhead allocations, net of tax	982,000	259,000	11,000	40,000	(1,292,000)	—

Net income	$3,753,000	$52,000	$(269,000)	$(24,000)	$(1,029,000)	$2,483,000

	For the nine months ended September 30, 2002
Income statement
Total interest income	$35,357,000	$6,434,000	$13,000	$18,000	$4,552,000	$46,374,000
Total interest expense	7,361,000	2,521,000	6,000	1,000	3,958,000	13,847,000

Net interest income	27,996,000	3,913,000	7,000	17,000	594,000	32,527,000
Provision for loan and lease losses	704,000	260,000	—	—	1,026,000	1,990,000

Net interest income after provision for loan and lease losses	27,292,000	3,653,000	7,000	17,000	(432,000)	30,537,000
Noninterest income	2,335,000	276,000	2,262,000	1,706,000	906,000	7,485,000
Noninterest expense and minority interest	6,758,000	2,695,000	2,452,000	1,771,000	10,987,000	24,663,000

Income before income taxes	22,869,000	1,234,000	(183,000)	(48,000)	(10,513,000)	13,359,000
Provision for income taxes	8,697,000	471,000	(69,000)	(18,000)	(3,966,000)	5,115,000

Net income before management fees and overhead allocations	$14,172,000	$763,000	$(114,000)	$(30,000)	$(6,547,000)	$8,244,000

Management fees and overhead allocations, net of tax	3,167,000	732,000	35,000	111,000	(4,045,000)	—

Net income	$11,005,000	$31,000	$(149,000)	$(141,000)	$(2,502,000)	$8,244,000

	At September 30, 2002
Balance sheet
Total assets	$926,108,000	$174,470,000	$5,423,000	$2,289,000	$7,110,000	$1,115,400,000
Total gross loans and leases	646,674,000	124,592,000	—	—	7,539,000	778,805,000
Total deposits	656,930,000	135,210,000	—	876,000	—	793,016,000

	Colorado Business Bank	Arizona Business Bank	GMB	Insurance and Private Asset Management	Corporate Support and Other	Consolidated
	For the three months ended September 30, 2001
Income statement
Total interest income	$11,873,000	$2,276,000	$3,000	$7,000	$1,752,000	$15,911,000
Total interest expense	3,966,000	1,101,000	—	1,000	1,525,000	6,593,000

Net interest income	7,907,000	1,175,000	3,000	6,000	227,000	9,318,000
Provision for loan and lease losses	623,000	—	—	—	77,000	700,000

Net interest income after provision for loan and lease losses	7,284,000	1,175,000	3,000	6,000	150,000	8,618,000
Noninterest income	574,000	71,000	877,000	401,000	394,000	2,317,000
Noninterest expense	2,040,000	701,000	623,000	479,000	3,254,000	7,097,000

Income before income taxes	5,818,000	545,000	257,000	(72,000)	(2,710,000)	3,838,000
Provision for income taxes	2,259,000	208,000	98,000	(27,000)	(1,018,000)	1,520,000

Net income before management fees and overhead allocations	$3,559,000	$337,000	$159,000	$(45,000)	$(1,692,000)	$2,318,000

Management fees and overhead allocations, net of tax	1,375,000	—	—	14,000	(1,389,000)	—

Net income	$2,184,000	$337,000	$159,000	$(59,000)	$(303,000)	$2,318,000

	For the nine months ended September 30, 2001
Income statement
Total interest income	$35,356,000	$6,858,000	$3,000	$24,000	$4,558,000	$46,799,000
Total interest expense	13,238,000	3,539,000	—	3,000	4,150,000	20,930,000

Net interest income	22,118,000	3,319,000	3,000	21,000	408,000	25,869,000
Provision for loan and lease losses	1,233,000	446,000	—	—	156,000	1,835,000

Net interest income after provision for loan and lease losses	20,885,000	2,873,000	3,000	21,000	252,000	24,034,000
Noninterest income	1,611,000	628,000	877,000	1,316,000	1,440,000	5,872,000
Noninterest expense	6,133,000	1,869,000	623,000	1,522,000	9,260,000	19,407,000

Income before income taxes	16,363,000	1,632,000	257,000	(185,000)	(7,568,000)	10,499,000
Provision for income taxes	6,359,000	633,000	98,000	(109,000)	(2,843,000)	4,138,000

Net income before management fees and overhead allocations	$10,004,000	$999,000	$159,000	$(76,000)	$(4,725,000)	$6,361,000

Management fees and overhead allocations, net of tax	3,785,000	—	—	41,000	(3,826,000)	—

Net income	$6,219,000	$999,000	$159,000	$(117,000)	$(899,000)	$6,361,000

	At September 30, 2001
Balance sheet
Total assets	$730,895,000	$130,444,000	$4,903,000	$1,305,000	$17,877,000	$885,424,000
Total gross loans and leases	530,243,000	93,533,000	—	—	17,835,000	641,611,000
Total deposits	542,725,000	101,681,000	—	595,000	—	645,001,000

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

Financial Condition

        The following table sets forth the balance of loans and leases and deposits as of September 30, 2002, December 31, 2001 and September 30, 2001 (in thousands):

	September 30, 2002		December 31, 2001		September 30, 2001
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Total Loans and Leases:
Commercial	$246,232	32.0%	$201,598	29.9%	$219,580	34.7%
Real estate—mortgage	368,465	47.9%	303,555	45.0%	265,527	41.9%
Real estate—construction	102,974	13.4%	119,022	17.7%	100,386	15.9%
Consumer	48,007	6.2%	40,840	6.1%	36,051	5.7%
Municipal leases	5,595.8%		3,216.5%		2,424.4%
Small business leases	7,532	1.0%	14,685	2.1%	17,643	2.7%

Loans and leases	$778,805	101.3%	$682,916	101.3%	$641,611	101.3%
Less allowance for loan and lease losses	(9,862)	(1.3)%	(8,872)	(1.3)%	(8,426)	(1.3)%

Net loans and leases	$768,943	100.0%	$674,044	100.0%	$633,185	100.0%

Total Deposits
NOW and money market accounts	$283,127	35.7%	$236,775	36.1%	$232,049	36.0%
Savings	6,518.8%		5,957.9%		5,713.9%
Certificates of deposit under $100,000	133,925	16.9%	80,667	12.3%	90,815	14.1%
Certificates of deposit $100,000 and over	173,166	21.8%	167,215	25.6%	158,414	24.5%

Total interest-bearing deposits	$596,736	75.2%	$490,614	74.9%	$486,991	75.5%
Noninterest-bearing demand deposits	196,280	24.8%	164,578	25.1%	158,010	24.5%

Total deposits	$793,016	100.0%	$655,192	100.0%	$645,001	100.0%

        Our total assets increased by $190.0 million to $1.1 billion as of September 30, 2002, from $925.4 million as of December 31, 2001. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $94.9 million, to $768.9 million as of September 30, 2002, from $674.0 million at December 31, 2001. Total investments were $282.9 million as of September 30, 2002, compared to $207.9 million as of December 31, 2001. The increase in investments was driven by strong growth in deposits and customer repurchase agreements.

        Deposits increased by $137.8 million to $793.0 million as of September 30, 2002, from $655.2 million as of December 31, 2001. Securities sold under agreements to repurchase were $110.4 million at September 30, 2002 and $83.6 million at December 31, 2001. Of the $110.4 million outstanding at September 30, 2002, $100.6 million were repurchase agreements transacted on behalf of our customers and are not considered a wholesale borrowing source. Overall, the increase in total deposits and customer repurchase agreements is attributed to an increased emphasis on deposit generation included in banker production goals.

        Advances from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of San Francisco (collectedly referred to as "FHLB") were $60.6 million at September 30, 2002, compared to $86.2 million at December 31, 2001. The decrease in FHLB borrowings was possible because of the strong deposit growth in the nine months ended September 30, 2002.

Results of Operations

Overview

        The following table presents the condensed statements of income for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Interest income	$16,058	$15,911	$147	1%	$46,374	$46,799	$(425)	(1)%
Interest expense	4,609	6,593	(1,984)	(30)%	13,847	20,930	(7,083)	(34)%

Net interest income before provision for loan and lease losses	11,449	9,318	2,131	23%	32,527	25,869	6,658	26%
Provision for loan and lease losses	850	700	150	21%	1,990	1,835	155	8%

Net interest income after provision for loan and lease losses	10,599	8,618	1,981	23%	30,537	24,034	6,503	27%
Noninterest income	1,942	2,320	(378)	(16)%	7,485	5,487	1,998	36%
Noninterest expense and minority interests	8,530	6,724	1,806	27%	24,663	18,350	6,313	34%

Income before income taxes	4,011	4,214	(203)	(5)%	13,359	11,171	2,188	20%
Provision for income taxes	1,528	1,663	(135)	(8)%	5,115	4,394	721	16%

Net income prior to nonrecurring charges	$2,483	$2,551	$(68)	(3)%	$8,244	$6,777	$1,467	22%

Nonrecurring charges, net of tax	—	233	(233)	—	—	416	(416)	—
Reported net income	$2,483	$2,318	$165	7%	$8,244	$6,361	$1,883	30%

        Net income was $2.5 million for the quarter ended September 30, 2002, compared with $2.3 million for the quarter ended September 30, 2001. Net interest income before provision for loan and lease losses increased by $2.1 million to $11.4 million for the quarter ended September 30, 2002, from $9.3 million for the quarter ended September 30, 2001. Earnings per share on a fully diluted basis for the third quarter were $0.18, versus $0.17 for the same period a year ago. Annualized return on average assets was .95% and 1.07% for the third quarter of 2002 and 2001, respectively. Annualized return on average common shareholders' equity was 12.70% for the quarter ended September 30, 2002, versus 13.81% for the quarter ended September 30, 2001.

        We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we restructured Leasing's back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Non-recurring expenses in the third quarter of 2001 related to the mergers were $0.2 million on an after-tax basis. Adjusting for these non-recurring items, combined operating earnings available to common shareholders were $2.6 million, or $0.19 per share.

        Reported net earnings for the nine months ended September 30, 2002 and 2001 were $8.2 million and $6.4 million, respectively. Net interest income before provision for loan and lease losses increased by $6.7 million to $32.5 million for the nine months ended September 30, 2002, from $25.9 million for the nine months ended September 30, 2001. Earnings per share on a fully diluted basis for the nine months ended September 30, 2002 were $0.60 versus $0.48 for the same period a year ago. Return on average assets was 1.11% and 1.06% for the first nine months of 2002 and 2001, respectively. Return on average common shareholders' equity was 14.83% for the nine months ended September 30, 2002, versus 13.46% for the nine months ended September 30, 2001.

        Net non-recurring expenses for the nine months ended September 30, 2001 related to the mergers and the Leasing restructuring were $0.4 million on an after-tax basis. Normalized operating earnings adjusted for these non-recurring items were $6.8 million, or $0.51 per share on a fully diluted basis.

Net Interest Income

        Net interest income before provision for loan and lease losses was $11.4 million for the quarter ended September 30, 2002, an increase of $2.1 million, or 23%, compared with the quarter ended September 30, 2001. Yields on our interest-earning assets decreased by 128 basis points to 6.40% for the three months ended September 30, 2002, from 7.68% for the three months ended September 30, 2001. Yields paid on interest-bearing liabilities decreased by 165 basis points during this same period. The net interest margin was 4.62% for the quarter ended September 30, 2002, up from 4.56% for the quarter ended September 30, 2001.

        For the first nine months of 2002, net interest income before provision for loan and lease losses was $32.5 million, an increase of $6.7 million compared with the same period in 2001, primarily due to decreased yields on interest-bearing deposits. Yields on our interest-earning assets decreased by 167 basis points to 6.48% for the nine months ended September 30, 2002, from 8.15% for the nine months ended September 30, 2001. Yields paid on interest-bearing liabilities decreased by 214 basis points during this same period. The net interest margin was 4.61% for the nine months ended September 30, 2002, up from 4.57% for the nine months ended September 30, 2001.

        The Bank, being slightly asset sensitive, was negatively affected in the short-term by the significant decrease in interest rates during 2001. The prime rate dropped by 125 basis points to 4.75% as of September 30, 2002, from 6.00% at September 30, 2001. However, a stable prime rate during 2002 has allowed the cost of funds to decline to a level that allowed the margin to improve for the nine months ended September 30, 2002, compared to the same period in 2001. In addition, contributing to the improvement in our net interest income was an increase in average earning assets of $186 million to $943 million for the first nine months of 2002, from $757 million for the first nine months of 2001.

        The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the three and nine months ended September 30, 2002 and 2001.

	For the three months ended September 30,
	2002			2001
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(Dollars in thousands)
ASSETS:
Federal funds sold and other	$2,794	$22	3.08%	$4,105	$37	3.53%
Investment securities(2)	234,851	2,807	4.68%	207,356	3,095	5.84%
Loans and leases(3)	755,023	13,229	6.86%	606,944	12,779	8.24%
Allowance for loan and lease losses	(10,167)	—	0.00%	(8,203)	—	0.00%

Total interest-earning assets	982,501	16,058	6.40%	810,202	15,911	7.68%
Noninterest-earning assets:
Cash and due from banks	28,451			26,535
Other	23,323			22,193

Total assets	$1,034,275			$858,930

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$271,332	$902	1.32%	$236,411	$1,676	2.81%
Savings	6,645	13	0.78%	5,680	23	1.61%
Certificates of deposit:
Under $100,000	127,161	1,122	3.50%	90,043	1,229	5.42%
$100,000 and over	175,788	1,373	3.10%	153,042	1,982	5.14%

Total interest-bearing deposits	580,926	3,410	2.33%	485,176	4,910	4.02%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	105,253	373	1.39%	92,075	722	3.07%
FHLB advances	55,239	326	2.31%	47,515	461	3.80%
Company obligated mandatorily redeemable preferred securities	20,000	500	10.00%	20,000	500	10.00%

Total interest-bearing liabilities	761,418	4,609	2.40%	644,766	6,593	4.05%
Noninterest-bearing demand accounts	190,670			143,857

Total deposits and interest-bearing liabilities	952,088			788,623
Other noninterest-bearing liabilities	4,595			3,700

Total liabilities and preferred securities	956,683			792,323
Shareholders' equity	77,592			66,607

Total liabilities and shareholders' equity	$1,034,275			$858,930

Net interest income		$11,449			$9,318

Net interest spread			4.00%			3.64%
Net interest margin			4.62%			4.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.04%			125.66%

(1)
Average yield or cost for the three months ended September 30, 2002 and 2001 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

	For the nine months ended September 30,
	2002			2001
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(dollars in thousands)
ASSETS:
Federal funds sold and other	$1,948	$37	2.50%	$11,783	$417	4.67%
Investment securities(2)	223,085	8,310	4.91%	182,722	8,586	6.20%
Loans and leases(3)	727,988	38,027	6.89%	569,954	37,796	8.74%
Allowance for loan and lease losses	(9,682)	—	—	(7,657)	—	—

Total interest-earning assets	943,339	46,374	6.48%	756,802	46,799	8.15%
Noninterest-earning assets:
Cash and due from banks	27,338			27,195
Other	23,403			20,649

Total assets	$994,080			$804,646

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
NOW and money market accounts	$257,727	$2,610	1.35%	$224,799	$5,684	3.38%
Savings	6,734	39	0.77%	5,331	76	1.91%
Certificates of deposit:
Under $100,000	112,670	3,230	3.83%	81,592	3,486	5.71%
$100,000 and over	172,127	4,224	3.28%	148,464	6,316	5.69%

Total interest-bearing deposits	549,258	10,103	2.46%	460,186	15,562	4.52%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	109,480	1,225	1.48%	77,885	2,291	3.88%
FHLB advances	60,274	1,019	2.23%	43,663	1,577	4.76%
Company obligated mandatorily redeemable preferred securities	20,000	1,500	10.00%	20,000	1,500	10.00%

Total interest-bearing liabilities	739,012	13,847	2.50%	601,734	20,930	4.64%
Noninterest-bearing demand accounts	176,649			136,280

Total deposits and interest-bearing liabilities	915,661			738,014
Other noninterest-bearing liabilities	4,105			3,430

Total liabilities and preferred securities	919,766			741,444
Shareholders' equity	74,314			63,202

Total liabilities and shareholders' equity	$994,080			$804,646

Net interest income		$32,527			$25,869

Net interest spread			3.98%			3.52%
Net interest margin			4.61%			4.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.65%			125.77%

(1)
Average yield or cost for the nine months ended September 30, 2002 and 2001 has been annualized and is not necessarily indicative of results for the entire year.

(2)
Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)
Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

        The following table presents noninterest income for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Deposit service charges	$503	$462	$41	9%	$1,552	$1,294	$258	20%
Operating lease income	134	346	(212)	(61)%	649	1,220	(571)	(47)%
Other loan fees	202	91	111	122%	494	287	207	72%
Trust and fiduciary fees	176	157	19	12%	502	512	(10)	(2)%
Insurance revenue	508	244	264	108%	1,180	803	377	47%
Investment banking revenue	211	877	(666)	(76)%	2,253	877	1,376	157%
Other income	144	138	6	4%	701	442	259	59%
Gain on sale of other assets	64	5	59	1,180%	154	440	(286)	(65)%

Total noninterest income	$1,942	$2,320	$(378)	(16)%	$7,485	$5,875	$1,610	27%

        Noninterest income for the second quarter of 2002 was $1.9 million, compared to noninterest income of $2.3 million for the second quarter of 2001. Noninterest income for the first nine months of 2002 was $7.5 million versus $5.9 million for the same period in 2001. We are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche. In March 2000, we opened CoBiz Connect, Inc., an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers. In March 2001, we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001, we acquired GMB, expanding our product line to include investment banking services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was 15% and 19% for the three and nine months ended September 30, 2002, respectively, versus 20% and 19% for the same periods in 2001.

        Deposit service charges for the three and nine months ended September 30, 2002 were $0.5 million and $1.6 million, respectively, compared to $0.5 million and $1.3 million for the same periods in 2001. The increase was driven primarily by an increase in cash management analysis fees.

        There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases. The interest spreads on loans have been more favorable than our leases. Net investment in operating leases was $0.6 million at September 30, 2002, compared to $1.8 million at September 30, 2001.

        Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have also shown growth due to higher loan volumes.

        Trust and fiduciary fees from our Private Asset Management division are down slightly year over year. The overall decline in the stock market has adversely impacted the division's revenues, as their fees are based on the market valuation of the accounts they manage.

        Insurance commissions for the three and nine months ended September 30, 2002 were $0.5 million and $1.2 million, respectively. When compared to the same periods in 2001, insurance revenues grew by $0.3 million for the three months ended September 30, 2002 and by $0.4 million for the nine months ended September 30, 2002. Included in the third quarter of 2002 insurance revenue is $0.1 million related to an insurance brokerage business that was purchased on July 1, 2002. Included in the first quarter of 2001 insurance revenue was a one-time gain of $0.1 million related to a contingency refund from an insurance underwriter. Overall, commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base.

        In July 2001, CoBiz completed its acquisition of GMB. The transaction was accounted for as a purchase. Accordingly, only GMB's revenues since the purchase date are included in the consolidated results for CoBiz. In the three and nine months ended September 30, 2002, GMB recognized $0.2 million and $2.3 million, respectively in investment banking fees. During the second quarter of 2002, GMB completed a significant deal in Arizona with a fee of approximately $1.4 million.

        Included in the $0.7 million of other income reported for the nine months ended September 30, 2002 was $0.2 million of excess recovery over the amount of a loan charged off in 1997 and a $0.1 million gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

        The following table presents noninterest expense for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2002	2001	Amount	%	2002	2001	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$5,152	$3,914	$1,238	32%	$14,854	$10,362	$4,492	43%
Occupancy expenses, premises and equipment	1,574	1,228	346	28%	4,426	3,472	954	27%
Depreciation on leases	116	312	(196)	(63)%	525	1,004	(479)	(48)%
Amortization of intangibles	41	127	(86)	(68)%	120	364	(244)	(67)%
Other operating expenses	1,652	1,140	512	45%	4,741	3,145	1,596	51%
Nonrecurring expenses	—	376	(376)	—	—	1,060	(1,060)	—

Total other expense	$8,535	$7,097	$1,438	20%	$24,666	$19,407	$5,259	27%

        Total noninterest expense was $8.5 million for the three months ended September 30, 2002 and $24.7 million for the nine months ended September 30, 2002. Noninterest expenses were $7.1 million and $19.4 million for the three and nine months ended September 30, 2001, respectively. Included in the 2001 third quarter noninterest expense were $0.4 million of nonrecurring expenses related to the First Capital acquisition. Nonrecurring expenses for the first nine months of 2001 were $1.1 million. The year-to-date 2002 noninterest expense includes a full year of GMB overhead of $2.5 million, compared to $0.6 million for the same period in 2001

        Depreciation on operating leases decreased by $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001. As discussed above, management dedicated fewer resources to originating leases in 2001. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

        Prior to 2002, quarterly goodwill amortization of $0.1 million was included in noninterest expense. However, in accordance with SFAS No. 142, the goodwill recognized in connection with our original acquisition in 1994 is no longer being amortized. We continue to recognize quarterly amortization expense of $0.02 million related to the buyout of the minority interest of Leasing. In addition, we recorded approximately $0.5 million of intangible assets related to the purchase of a customer list in November 2001 and an insurance book of business in July of 2002.

        Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions.

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses was $0.9 million for the three months ended September 30, 2002, compared to $0.7 million for the three months ended September 30, 2001. For the first nine months of 2002, the provision for loan and lease losses was $2.0 million compared to $1.8 million for the same period in 2001. Included in the first quarter 2001 charge was a $0.4 million provision primarily to reflect the downgrade of one large credit in ABB's portfolio. Management believes the downgrade is an isolated case and is not indicative of an overall deterioration in credit quality. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $728.0 million for the first nine months of 2002, up from $570.0 million for the first nine months of 2001. As of September 30, 2002, the allowance for loan and lease losses amounted to $9.9 million, or 1.27% of total loans and leases, compared to 1.31% at September 30, 2001. During 2002, the Company had net charge-offs of $1.0 million, of which $0.7 million was in Leasing's portfolio, or 74% of the 2002 net charge-offs. This portfolio represents less than 1% of total loans and leases.

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

	Nine months ended September 30, 2002	Year ended December 31, 2001	Nine months ended September 30, 2001
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$8,872	$6,819	$6,819

Charge-offs:
Commercial	(493)	(119)	(80)
Real estate—mortgage	(65)	(72)	(45)
Real estate—construction	—	—	—
Consumer	(69)	(44)	(39)
Direct financing leases	(847)	(179)	(147)

Total charge-offs	(1,474)	(414)	(311)

Recoveries:
Commercial	354	55	54
Real estate—mortgage	7	16	16
Real estate—construction	—	—	—
Consumer	3	18	13
Direct financing leases	110	16	—

Total recoveries	474	105	83

Net charge-offs	(1,000)	(309)	(228)
Provisions for loan and lease losses charged to operations	1,990	2,362	1,835

Balance of allowance for loan and lease losses at end of period	$9,862	$8,872	$8,426

Ratio of net charge-offs to average loans and leases(1)	(.18)%	(.05)%	(.05)%
Average loans and leases outstanding during the period	$727,988	$591,741	$569,954

(1)
The ratios for the nine months ended September 30, 2002 and 2001 have been annualized. The September 30, 2002 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

        Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned. Nonperforming assets were $3.5 million as of September 30, 2002, compared with $2.2 million as of December 31, 2001 and

$2.6 million as of September 30, 2001. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30, 2002	At December 31, 2001	At September 30, 2001
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$740	$32	$87
Nonaccrual loans and leases	2,735	2,206	2,512

Total nonperforming loans and leases	3,475	2,238	2,599
Repossessed assets	35	—	15

Total nonperforming assets	$3,510	$2,238	$2,614

Allowance for loan and lease losses	$9,862	$8,872	$8,426

Ratio of nonperforming assets to total assets	0.31%	0.24%	0.30%
Ratio of nonperforming loans and leases to total loans and leases	0.45%	0.33%	0.41%
Ratio of allowance for loan and lease losses to total loans and leases	1.27%	1.30%	1.31%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	283.80%	396.43%	324.20%

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

        We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury's Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $92.0 million. In addition, the Bank may apply for up to $61.8 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At September 30, 2002, we had $120.2 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

        During the first nine months of 2002, cash and cash equivalents increased by $19.7 million. This increase was primarily the result of $150.1 million provided by financing activities (mainly customer deposits) and net cash of $12.2 million provided by operating activities, offset by $142.6 million net cash used by investing activities (mainly loan originations and security purchases).

        During the first nine months of 2001, cash and cash equivalents decreased by $9.5 million. This decrease was primarily the result of $151.7 million used by investment activities (mainly security purchases and loan originations), net cash of $9.9 million provided by operating activities, and $132.3 million net cash provided by financing activities (mainly customer deposits).

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

        In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002 was issued. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. Upon adoption of SFAS No. 142 on January 1, 2002, the Company reclassified an intangible asset totaling $150,000 from goodwill into other assets and determined that goodwill was not impaired. For additional discussion on the impact of adopting SFAS No. 142, see Note 6.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3). This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Company's consolidated financial statements.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No.72 and 144 and FASB Interpretation No.9." This Statement provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 will no longer apply after September 30, 2002. SFAS No. 147 became effective October 1, 2002 and will impact how the Company accounts for future acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of September 30, 2002, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the period ended December 31, 2001.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without imitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.
(2)(3)	3.1	Amended and restated Articles of Incorporation of the Registrant, as amended.
(2)	3.2	Amended and restated Bylaws of the Registrant.
(13)	3.3	Amendment to Articles of Incorporation
(13)	3.4	Amendment to Bylaws
(4)	4.1	Form of Indenture
(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
(4)	4.3	Certificate of Trust
(4)	4.4	Form of Trust Agreement
(4)	4.5	Form of Amended and Restated Trust Agreement
(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)
(4)	4.7	Form of Capital Securities Guarantee Agreement
(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.
(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.
(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.
+(2)	10.4	License Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
+(2)	10.5	Contract Modification, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
+(2)	10.6	Computer Software Maintenance Agreement, dated as of November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.
(2)	10.7	Employment Agreement, dated as of March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.
(2)	10.8	Employment Agreement, dated as of May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.
(2)	10.9	Employment Agreement, dated as of January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.
(2)	10.17	Retail Lease, dated as of April 1, 1991, by and between Southbridge Plaza, L.P. and Equitable Bank of Littleton, N.A.
(2)	10.18	First Amendment to Retail Lease, dated as of January 4, 1996, by and between Southbridge Plaza, L.P. and Colorado Business Bank, N.A., formerly known as Equitable Bank of Littleton, N.A.

(2)	10.19	Office Lease, dated as of December 2, 1996, by and between Elliott Kiowa, Inc. and Colorado Business Bank, N.A.
(2)	10.20	Lease, dated as of December 1, 1997, by and between Spencer Enterprises and Colorado Business Bank, N.A.
(2)	10.21	Office Lease, dated as of February 23, 1996, by and between Colorado Business Leasing, Inc. and Denver Place Associates Limited Partnership.
(5)	10.22	Lease Agreement between Kesef, LLC and CoBiz Inc.
(5)	10.23	Office Lease Between SFP Realty, Ltd., L.L.P. and Colorado Business Bank of Boulder National Association
(5)	10.24	Office Building Lease between Hanover Resources Inc. and Colorado Business Bank, N.A.
(6)	10.26	Lease Agreement between Edwards Interchange II, LLC and Colorado Business Bank, National Association
(6)	10.27	Office Lease between Bank One, Colorado, N.A., as Trustee for the Frank G. Jamison Trust, dated September 2, 1956 and Colorado Business Bank, N.A.
(7)	10.28	Lease, dated July 27, 1999, between Joan H. Travis and Colorado Business Bank, N.A.
(9)	10.31	Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.
(9)	10.32	Promissory note between American National Bank and Trust Company of Chicago and Colorado Business Bankshares, Inc.
(10)	10.33	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.
(11)	10.34	2000 Employee Stock Purchase Plan.
(13)	10.35	2002 Equity Incentive Plan
(12)	21	List of subsidiaries

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

(13)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

+
Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.

(b)
Reports on Form 8-K

1.
On July 31, 2002 we filed a current report on Form 8-K dated July 9, 2002 reporting that the company's transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.
Date: November 14, 2002	By:	/s/ STEVEN BANGERT Steven Bangert, Chief Executive Officer and Chairman
Date: November 14, 2002	By:	/s/ RICHARD J. DALTON Richard J. Dalton, Executive Vice President and Chief Financial Officer

Certification

I, Steve Bangert, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of CoBiz, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ STEVEN BANGERT Steven Bangert Chief Executive Officer and Chairman

Certification

I, Richard J. Dalton, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of CoBiz, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ RICHARD J. DALTON Richard J. Dalton Chief Financial Officer

Certification

        Pursuant to 18 U.S.C. § 1350, the undersigned officer of CoBiz Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002	/s/ STEVEN BANGERT Steven Bangert Chief Executive Officer

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

Certification

        Pursuant to 18 U.S.C. § 1350, the undersigned officer of CoBiz Inc. (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002	/s/ RICHARD J. DALTON Richard J. Dalton Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

QuickLinks

CoBiz Inc.
  Item 1. Financial Statements
CoBiz Inc. Consolidated Statements of Condition September 30, 2002 and December 31, 2001 (unaudited)
CoBiz Inc. Consolidated Statements of Income and Comprehensive Income (unaudited)
CoBiz Inc. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
CoBiz Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Certification
Certification