Form 10-K
period 2002-12-31
COBIZ INC
filed 2003-03-31
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission file number 000-24445

COBIZ INC.

(Exact name of registrant as specified in its charter)

COLORADO

84-0826324

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 l7th Street
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 293-2265

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

Yes     ☒                                No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☒                                No     ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 13, 2003 computed by reference to the closing price on the Nasdaq National Market was $114,813,768.

The number of shares outstanding of the registrant’s sole class of common stock on March 13, 2003 was 13,293,190.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

•             Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•             Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

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

•             Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Overview

CoBiz Inc. (“CoBiz” or the “Company”) is a financial holding company headquartered in Denver, Colorado.  We were incorporated in Colorado on February 19, 1980 as Equitable Bancorporation, Inc.  Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994.  Our wholly-owned subsidiary American Business Bank, N.A. (the “Bank,” previously named Colorado Business Bank, N.A.), is a full-service business banking institution with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail, and three Arizona locations serving Phoenix and the surrounding area of Maricopa County. The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”). At December 31, 2002, we had total assets of $1.1 billion, net loans and leases of $788.5 million and deposits of $857.0 million.

We provide a broad range of banking products and services, including credit, treasury management, investment, deposit and trust products, as well as employee benefits consulting, insurance brokerage and investment banking services, to our targeted customer base of small and medium-sized businesses and high-net-worth  individuals. Each of our locations operates as a separate business bank, with significant local decision-making authority. Support functions such as accounting, data processing, bookkeeping, credit administration, loan operations, human resources, audit and compliance, loan review and investment and cash management services are conducted centrally from our downtown Denver office. As a result of this operating approach, we believe we are well positioned to attract and serve our target customers, combining the elements of personalized service found in community banks with sophisticated banking products and services traditionally offered by larger regional banks.  For a discussion of the segments included in our principal activities, see Note 17 of Notes to Consolidated Financial Statements.

2001 Acquisitions

On March 8, 2001, we acquired First Capital Bank of Arizona (“First Capital”), an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. The acquisition was structured as a merger between First Capital and a wholly-owned subsidiary we formed to participate in the merger. As a result of the merger, First Capital shareholders received shares of our common stock and First Capital became our wholly owned subsidiary. The transaction was accounted for as a pooling of interests.

On March 1, 2001, CoBiz completed its acquisition of Milek Insurance Services, Inc (“Milek”). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The shareholders of Milek received shares of CoBiz common stock as consideration for the acquisition. This transaction was also accounted for as a pooling of interests.

On July 10, 2001, CoBiz acquired Green Manning & Bunch, Ltd. (“GMB”), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary we formed to consummate the transaction: CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of our common stock and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. shares have the right to require us to exchange the CoBiz GMB, Inc. shares for shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the CoBiz GMB, Inc. shares to exchange such shares for shares of our common stock. The transaction was accounted for as a purchase.  Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill.

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

Internal growth.  We believe the Colorado and Arizona markets provide us with significant opportunities for internal growth. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. We believe this consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of high-net-worth  individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers. A significant amount of our loan and lease growth to date has resulted from pre-existing customer relationships established by our lending officers and senior management team.

De novo branching.  We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. We intend to use Colorado Business Bank-Boulder as our model for further de novo branching. Colorado Business Bank-Boulder opened in November 1995 with a staff of three experienced lending officers recruited from the Boulder branch of a large national bank. We began our Boulder operations in a relatively small space in an office building in downtown Boulder, rather than in a traditional, free-standing bank building, thereby substantially decreasing overhead. As a result of the market’s acceptance of our business banking model, Colorado Business Bank-Boulder has grown significantly and relocated to a new larger location. In addition, we added a second Boulder location. At December 31, 2002, our Boulder locations had an aggregate of $165.7 million in loans and $122.0 million in deposits.  This strategy has been successful in Colorado and is being utilized in the Arizona market.

Fee-based business lines.  Although banking remains our core business, we have begun and will likely continue introducing supplemental fee-generating business lines. We began offering trust and estate administration services in March 1998, employee benefits consulting in 2000, and introduced insurance brokerage services in March 2001. The 2001 acquisition of GMB added investment banking services to our product offerings. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net interest income.

New product lines.  We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, and deposit and trust products to our target customer base. Within the past few years, we have greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans.

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

Capitalizing on the use of technology.  We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data processing system allows us to provide upgraded Internet banking, expanded treasury management products and check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursement, lock box, repurchase agreements and sweep investment accounts. In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies and provide management with the information and analysis necessary to manage our growth effectively. A significant development in 2002 was the addition of a Chief Information Officer who came to the Company from a $5 billion business bank in Houston.  Since his arrival, the IT department has added staff and management positions, enhancing our ability to service both internal and external customers.

Emphasizing high quality customer service.  We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 12 locations or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk.  We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan and lease portfolio by a loan review officer who reports directly to the audit committee of our board of directors. In addition, we added a Senior Credit Officer in the third quarter of 2001 to further enhance our asset quality. At December 31, 2002, our ratio of nonperforming loans and leases to total loans and leases was 0.31%, compared to 0.33% at December 31, 2001. We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits that also mature or re-price over periods of 12 months or less.

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

On December 23, 2002, the Company announced that a definitive agreement had been signed to acquire Alexander Capital Management Group (ACMG), a privately owned SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions.  The Company will acquire ACMG with a combination of cash, stock and additional cash/stock earn-out payments over the next three years. ACMG will continue to operate under its current name and management team. The transaction is expected to close in the second quarter of 2003.

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

The company announced the hiring of three new bank presidents in the third quarter of 2002. The new presidents commenced operations out of existing Colorado Business Bank and Arizona Business Bank facilities while selecting their bank locations and hiring bankers and support staff. Arizona Business Bank - Tempe opened in November, and Arizona Business Bank - Scottsdale opened in March of 2003. Colorado Business Bank - Northeast, which will serve the growing Denver International Airport business corridor, will open in the third quarter of 2003.

The Denver metropolitan area enjoyed a 10.4% increase in population from January 1998 to December 2001. This seven-county area is one of the fastest growing regions in the nation, helping to make Colorado the sixth-fastest growing state in the United States during 2002.  The population of this seven county region has grown to approximately 2.5 million with a work force of 1.3 million at December 2002.  The Colorado Department of Local Affairs is forecasting new job growth of 3.0% for 2003.  Along with the rest of the nation, Denver’s economy contracted in 2002, witnessing a 1.4% decrease in non-farm employment from January 2002 to December 2002, compared to a 2.7% decrease in the year-ago period. Although the unemployment rate for Denver had risen to 5.4% by the end of 2002, it remained slightly lower than the national average of 6.0%. Denver’s economy has diversified over the years – with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services – although companies with less than 50 employees continue to make up Denver’s single largest employment group.

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

Our Arizona market is served by a full-service commercial banking location based in Phoenix with one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City and one branch office in Tempe, Arizona. Arizona was the second fastest growing state in the nation during 2002, and experienced a population growth rate of 40% between 1990 and 2000 as compared to the national growth rate of 13.1% during the same period. Arizona was also one of only 21 states to record an increase in non-farm payroll during 2002.  The region’s economy also grew, with the Phoenix metropolitan area ranking third in employment growth for the nation. Arizona’s economic sectors include trade, manufacturing, mining, agriculture, construction and tourism, with services constituting the largest economic sector. At December 2002, the unemployment rate was 5.2%. The following is selected additional market data regarding the Arizona markets we serve:

•             Our Phoenix bank is located in Maricopa County. More than half of Arizona’s population resides in Maricopa County, which includes the cities of Phoenix, Mesa, Scottsdale, Glendale, Chandler and Peoria.

•             Our office in Surprise, Arizona is strategically located to serve the large population of retired persons living in the suburbs of Phoenix. The customers in this demographic group usually prefer the personal service of a community bank to the more impersonal service of a large financial institution.

•             Our office in Tempe, Arizona is located in the center of the Phoenix metropolitan area. Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in Tempe.

Lending Activities

General.  We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing, including both operating and direct financing leases. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $250,000 to $5 million. At December 31, 2002, substantially all of our outstanding loans and leases were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an analysis of the interest rates on our loans.

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

Composition of Loan and Lease Portfolio.  The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$254,389	32.3	$197,595	29.5	$157,974	30.5	$142,840	35.2	$113,618	42.6
Real estate – mortgage	366,841	46.5	303,555	45.2	236,282	45.7	162,868	39.8	82,849	31.1
Real estate – construction	114,753	14.6	119,022	17.8	75,921	14.7	62,454	15.3	41,011	15.4
Consumer	50,853	6.4	40,840	6.1	29,197	5.7	23,243	5.7	18,799	7.1
Direct financing leases – net	12,033	1.5	17,901	2.7	24,088	4.7	21,485	5.3	13,741	5.2
Loans and leases	$798,869	101.3	$678,913	101.3	$523,462	101.3	$412,890	101.3	$270,018	101.4
Less allowance for loan and lease losses	(10,388)	(1.3)	(8,872)	(1.3)	(6,819)	(1.3)	(5,171)	(1.3)	(3,678)	(1.4)
Net loans and leases	$788,481	100.0	$670,041	100.0	$516,643	100.0	$407,719	100.0	$266,340	100.0

Under federal law, the aggregate amount of loans we may make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan and lease losses. At December 31, 2002, our individual legal lending limit was $13.7 million. Our board of directors has established an internal lending limit of $7.1 million for normal credit extensions and $8.9 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits, and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2002 and 2001, the outstanding balances of loan participations sold by us were $31.3 million and $24.9 million, respectively. We have retained servicing rights on all loan participations sold.  At December 31, 2002 and 2001, we had loan participations purchased from other banks totaling $13.9 million and $4.6 million, respectively.  We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

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

Commercial Loans. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers and business services companies. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

Real Estate Mortgage Loans.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 15 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration (“SBA”) loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us. We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. We do not actively seek permanent mortgage loans for our own portfolio, but, rather, syndicate such loans to other financial institutions. However, for those permanent mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 15 years or less.

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

We also originate loans to finance the construction of multi-family, office, industrial and tax credit projects. These projects are predominantly owned by the user of the property or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined only by approved independent appraisers.

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

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases and other real estate owned. Nonaccrual loans are those loans for which the accrual of interest has been discontinued.  Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$8	$32	$37	$49	$4
Nonaccrual loans and leases	2,434	2,206	467	634	125
Restructured loans and leases	—	—	—	—	338
Total nonperforming loans and leases	2,442	2,238	504	683	467
Repossessed assets	6	—	—	—	—
Total nonperforming assets	$2,448	$2,238	$504	$683	$467
Allowance for loan and lease losses	$10,388	$8,872	$6,819	$5,171	$3,678
Ratio of nonperforming assets to total assets	0.22%	0.24%	0.07%	0.12%	0.11%
Ratio of nonperforming loans and leases to total loans and leases	0.31%	0.33%	0.10%	0.17%	0.17%
Ratio of allowance for loan and lease losses to total loans and leases	1.30%	1.31%	1.30%	1.25%	1.36%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	425.39%	396.43%	1352.98%	757.10%	787.58%

Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due. When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings. Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2002, 2001 and 2000 if our nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in our net income for such periods, was not material. Repossessed assets includes vehicles acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan. In addition to the nonperforming assets described above, at December 31, 2002, we had 48 loan and lease relationships considered by management to be potential problem loans or leases, with outstanding principal totaling approximately $11.4 million. A potential problem loan or lease is one as to which management has concerns about the borrower’s future performance under the terms of the loan or lease contract. For our protection, management monitors these loans and leases closely. These loans and leases are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan or lease being classified as nonperforming. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

Analysis of Allowance for Loan and Lease Losses.  The allowance for loan and lease losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio. The allowance for loan and lease losses is maintained at a level considered adequate to provide for loan and lease losses, based on various factors affecting the loan and lease portfolio, including a review of problem loans and leases, business conditions, historical loss experience, evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans and leases charged off, net of recoveries. The following table sets forth information regarding changes in our allowance for loan and lease losses for the periods indicated.

	For the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$8,872	$6,819	$5,171	$3,678	$2,499
Charge-offs:
Commercial	(552)	(119)	(189)	(100)	(200)
Real estate — mortgage	(65)	(72)	(16)	—	—
Real estate — construction	—	—	(5)	—
Consumer	(75)	(44)	(67)	(80)	(32)
Direct financing leases	(903)	(179)	(225)	—	(4)
Total charge-offs	(1,595)	(414)	(497)	(185)	(236)
Recoveries:
Commercial	371	55	37	24	66
Real estate — mortgage	17	16	—	—	—
Real estate — construction	—	—	—	—	—
Consumer	3	18	20	2	5
Direct financing leases	130	16	2	—	—
Total recoveries	521	105	59	26	71
Net charge-offs	(1,074)	(309)	(438)	(159)	(165)
Provisions for loan and lease losses charged to operations	2,590	2,362	2,086	1,652	1,344
Balance of allowance for loan and lease losses at end of period	$10,388	$8,872	$6,819	$5,171	$3,678
Ratio of net charge-offs to average loans and leases	0.15%	0.05%	0.10%	0.05%	0.07%
Average loans and leases outstanding during the period	$737,151	$590,833	$459,684	$336,160	$230,921

Additions to the allowance for loan and lease losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan and lease portfolio. Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period and current and anticipated economic conditions. At December 31, 2002, the allowance for loan and lease losses equaled 1.30% of total loans and leases. Federal regulatory agencies, as part of their examination process, review our loans and leases and allowance for loan and lease losses. We believe that our allowance for loan and lease losses is adequate to cover anticipated loan and lease losses.

However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank’s loan and lease portfolio in the future, may request the Bank to increase such allowance. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and lease losses will not exceed the allowance for loan and lease losses.

The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular categories of loans or leases.

	At December 31,
	2002		2001		2000		1999		1998
	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
	(Dollars in thousands)

Commercial	$2,251	31.8%	$2,330	29.6%	$2,302	30.2%	$1,244	34.7%	$914	42.0%
Real estate — mortgage	2,759	45.9%	1,920	44.4%	1,102	45.1%	1,087	39.4%	760	30.7%
Real estate — construction	799	14.4%	652	17.4%	572	14.5%	373	15.1%	576	15.2%
Consumer	414	6.4%	240	6.0%	210	5.6%	247	5.6%	118	7.0%
Direct financing leases	773	1.5%	505	2.6%	215	4.6%	183	5.2%	243	5.1%
Unallocated	3,392	—	3,225	—	2,418	—	2,037	—	1,067	—
Total	$10,388	100.0%	$8,872	100.0%	$6,819	100.0%	$5,171	100.0%	$3,678	100.0%

The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans or leases for which no specific allocation has been estimated. Management attempts to quantify, on a quarterly basis, unidentified loss exposure in our overall portfolio. We continually analyze historical loss/trends in assessing the unallocated portion of the allowance. General economic conditions and commercial trends influence the level of the unallocated portion of the allowance, as well as growth of the loan and lease portfolio. We also specifically monitor concentrations of real estate and large credits. We believe that any allocation of the allowance into categories creates an appearance of precision that does not exist. The allocation table should not be interpreted as an indication of the specific amounts, by loan or lease classification, to be charged to the allowance. We believe that the table is a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan and lease loss ratios to both internally classified loans and leases and the portfolio as a whole in determining the allocation. The allowance is utilized as a single unallocated allowance available for all loans and leases.

Investments

Our investment portfolio is comprised of securities rated “A” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one- to seven-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency securities. Since November 1994, we have invested primarily in mortgage-backed securities that reprice annually. Our investment strategies are reviewed at the meetings of the asset and liability management committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

•             Maximize safety and soundness.

•             Provide adequate liquidity.

•             Maximize rate of return within the constraints of applicable liquidity requirements.

•             Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$800	$9,570	$27,388
Mortgage-backed securities	251,560	187,782	133,568
Trust preferred securities	7,500	4,003	1,000
State and municipal bonds	4,622	3,949	1,155
Federal Reserve and FHLB stock	6,131	5,238	3,305
Other investments	1,675	1,357	1,151
Total	$272,288	$211,899	$167,567

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2002.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$—	—	$—	—	$231	5.16%	$569	6.28%	$800	5.96%
Mortgage-backed securities	238,311	4.40%	9,519	5.67%	—	—	3,730	5.96%	251,560	4.47%
State and municipal bonds	—	—	465	6.16%	—	—	4,157	6.57%	4,622	6.53%
Trust Preferred securities	—	—	500	8.88%	—	—	7,000	8.38%	7,500	8.41%
Federal Reserve and FHLB stock	—	—	—	—	—	—	6,131	5.58%	6,131	5.58%
Other investments	—	—	1,675	7.60%	—	—	—	—	1,675	7.60%
Total	$238,311	4.40%	$12,159	6.09%	$231	5.16%	$21,587	6.76%	$272,288	4.66%

(1)          Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts and individual retirement accounts. At December 31, 2002, $213.0 million, or 25%, of our deposits were noninterest-bearing deposits. We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance we will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. We have not actively sought brokered deposits and do not currently intend to do so. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2002		2001		2000
	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate
	(Dollars in thousands)

NOW and money market accounts	$268,910	1.31%	$229,114	3.00%	$204,125	4.26%
Savings	6,691	0.75%	5,419	1.70%	6,147	2.24%
Certificates of deposit under $100,000	119,901	3.65%	83,782	5.51%	51,603	5.77%
Certificates of deposit $100,000 and over	173,422	3.18%	152,848	5.31%	121,694	6.01%
Total interest-bearing deposits	568,924	2.37%	471,163	4.18%	383,569	4.98%
Noninterest-bearing demand deposits	183,721	—	142,021	—	126,727	—
Total deposits	$752,645	1.79%	$613,184	3.21%	$510,296	3.75%

Maturities of certificates of deposit of $100,000 and more are as follows:

Remaining Maturity	At December 31, 2002
(Dollars in thousands)

Less than three months	$116,703
Three months up to six months	48,277
Six months up to one year	29,088
One year and over	19,851
Total	$213,919

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka (“FHLB”). The following table sets forth information relating to our short-term borrowings.

	At or for the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Federal funds purchased
Balance at end of period	$8,700	$5,000	$10,400
Average balance outstanding for the period	5,330	7,290	3,293
Maximum amount outstanding at any month end during the period	17,450	24,500	15,373
Weighted average interest rate for the period	1.90%	3.81%	6.60%
Weighted average interest rate at period end	1.25%	1.88%	6.69%
Securities sold under agreement to repurchase
Balance at end of period	$115,517	$83,596	$65,827
Average balance outstanding for the period	108,719	76,068	47,876
Maximum amount outstanding at any month end during the period	135,408	94,480	68,306
Weighted average interest rate for the period	1.39%	3.31%	5.54%
Weighted average interest rate at period end	1.05%	1.77%	5.64%
FHLB advances
Balance at end of period	$30,560	$86,200	$38,570
Average balance outstanding for the period	55,780	45,110	23,154
Maximum amount outstanding at any month end during the period	76,200	86,200	48,570
Weighted average interest rate for the period	2.28%	4.17%	6.50%
Weighted average interest rate at period end	2.51%	2.09%	6.51%

Competition

The banking business in the Denver and Phoenix metropolitan areas is highly competitive and is currently dominated by a number of large regional financial institutions, including U.S. Bancorp, Inc.; Banc One Corporation; Bank of America Corporation; Compass Bankshares, Inc.; Zions Bancorporation; KeyCorp; M&I Corporation and Wells Fargo & Company.  In addition to these regional banks, there are a number of community banks that operate in our market areas, including, Guaranty Bank and Trust Company; Colorado State Bank & Trust; FirstBank Holding Company of Colorado; Johnson Bank Arizona; First National Bank of Arizona; and Desert Hills Bank.  We compete for loans and deposits with other commercial banks (including those listed above), savings and loan associations, finance companies, credit unions and mortgage bankers.  In addition to the traditional financial institutions, we also compete for loans with brokerage and investment banking companies, nonfinancial institutions, including retail stores that maintain their own credit programs, and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

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

Employees

At February 28, 2003, we had 302 employees, including 289 full-time equivalent employees.  Employees of the Company enjoy a variety of employee benefit programs, including a stock option plan, an employee stock purchase plan, a 401(k) plan, various comprehensive medical, accident and group life insurance plans, and paid vacations.  No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

The Holding Company

General.  CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  CoBiz is required to file an annual report with the FRB and such other reports as the FRB may require pursuant to the BHCA.

Acquisitions.  As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company.  The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public.  In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the “CRA”).  See “— The Bank — Community Reinvestment Act” below.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “1994 Act”), displaces state laws governing interstate bank acquisitions.  Under the 1994 Act, a financial or bank holding company may, subject to some limitations, acquire a bank outside of its home state without regard to local law.  Thus, an out-of-state holding company could acquire the Bank, and we can acquire banks outside of Colorado.

All acquisitions pursuant to the 1994 Act require regulatory approval.  In reviewing applications under the 1994 Act, an applicant’s record under the CRA must be considered, and a determination must be made that the transaction will not result in any violations of federal or state antitrust laws.  In addition, there is a limit of 25% on the amount of deposits in insured depository institutions in both Colorado and Arizona that can be controlled by any bank or bank holding company.

The 1994 Act also permits bank subsidiaries of a financial or bank holding company to act as agents for affiliated institutions by receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans.  As a result, a relatively small Colorado or Arizona bank owned by an out-of-state holding company could make available to customers in Colorado and Arizona some of the services of a larger affiliated institution located in another state.

The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies.  A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals.  The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

Capital Adequacy.  The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $150 million by using a combination of risk-based and leverage ratios.  Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets).  The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital).  The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets.  The minimum required leverage ratio for top-rated bank holding companies is 3%, but most companies are required to maintain an additional cushion of at least 100 to 200 basis points.

The table below sets forth the Company’s ratios at December 31, 2002 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2002
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	11.9%	8.0%
Tier I capital to risk-weighted assets	10.7%	4.0%
Tier I leverage ratio	8.3%	4.0%

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become “undercapitalized” as defined in the FDICIA and the regulations thereunder.  See “— The Bank — Capital Adequacy.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan.  The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine,” which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks.

The FDICIA requires the federal banking regulators to take “prompt corrective action” with respect to capital-deficient institutions.  In addition to requiring the submission of a capital restoration plan, the FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business.  With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons, if the institution would be undercapitalized after any such distribution or payment.

The Bank

General.  The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC (the “FDIC”), and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and by the FDIC.  Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.  The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

USA Patriot Act of 2001.      On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act.  The Bank believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

Transactions with Affiliates.  The Bank is subject to Section 23A of the Federal Reserve Act, which limits the amount of loans to, investments in, and certain other transactions with, affiliates of the Bank, requires certain levels of collateral for such loans or transactions, and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company.  If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions, except as to “low quality” assets, as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices.  In addition, Section 23A generally limits transactions with affiliates of the Bank to 10% of the Bank’s capital and surplus and generally limits all transactions with affiliates to 20% of the Bank’s capital and surplus.

Section 23B of the Federal Reserve Act requires that certain transactions between the Bank and any affiliate must be on substantially the same terms, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with, or involving, non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.  The aggregate amount of the Bank’s loans to its officers, directors and principal shareholders (or their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

A violation of the restrictions of Section 23A or Section 23B of the Federal Reserve Act may result in the assessment of civil monetary penalties against the Bank or a person participating in the conduct of the affairs of the Bank or the imposition of an order to cease and desist such violation.

In May 2001, the Federal Reserve Board adopted an interim rule addressing the applications of Section 23A and Section 23B of the Federal Reserve Act to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage, and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act. In May 2001, the Federal Reserve Board also proposed a new rule to implement comprehensively Section 23A and 23B of the Federal Reserve Act. On October 31, 2002 the Federal Reserve Board approved the final rule on Regulation W which becomes effective April 1, 2003 and supersedes and unifies the Federal Reserve Board’s interpretation of Sections 23A and 23B. The Bank believes that Regulation W as adopted will have no material impact on the operation of the Bank.

Dividend Restrictions.  Dividends paid by the Bank and earnings from our fee-income business lines provide substantially all of our cash flow.  The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years.  In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  See “— The Bank — Capital Adequacy.”

Examinations.  The OCC periodically examines and evaluates national banks.  Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

Capital Adequacy.  Federal regulations establish minimum requirements for the capital adequacy of depository institutions that are generally the same as those established for bank holding companies.  See “— The Holding Company — Capital Adequacy.”  Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance and the appointment of a receiver, and may also be subject to significant operating restrictions pursuant to regulations promulgated under the FDICIA.  See “— The Holding Company — Support of Banks.”

The following table sets forth the capital ratios of the Bank at December 31, 2002.

	At December 31, 2002
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	10.7%	8.0%
Tier I capital to risk-weighted assets	9.5%	4.0%
Tier I leverage ratio	7.4%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Increasingly severe restrictions are placed on a depository institution as its capital level classification declines.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%.  An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances).  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Under these regulations, at December 31, 2002, the Bank was well capitalized, which classification places no significant restrictions on the Bank’s activities.

Internal Operating Requirements.  Federal regulations promote the safety and soundness of individual institutions by specifically addressing, among other things: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; and (6) compensation and benefit standards for management officials.

Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate.  The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices.  The Company has established loan to value ratio limitations on real estate loans, which are more stringent than the loan to value limitations established by regulatory guidelines.

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and, in part, on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  Assessment rates range from $0 to $0.27 per $100.  The Bank currently does not pay an assessment rate on insured deposits. This classification for determination of assessment rate may be reviewed semi-annually.

Restrictions on Loans to One Borrower.  Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan and lease losses.  The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.cobizbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with, or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to the Securities and Exchange Commission.

Item 2.  Properties

At March 28, 2003, we had nine banking locations in Colorado and three in Arizona. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202.  We lease our executive offices from an entity partly owned by a director of the Bank.  See “Certain Relationships and Related Transactions” under Item 13 of Part III.  The term of the lease expires in 2011.  The Company leases all of its facilities. The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Denver	821 Seventeenth Street, Denver, CO, 80202	2011
Tremont	1275 Tremont, Denver, CO, 80202	2014
Littleton	101 West Mineral Avenue, Littleton, CO, 80120	2005
Prince	2409 West Main Street, Littleton, CO, 80120	2004
Boulder	2025 Pearl Street, Boulder, CO 80302	2009
Boulder North	2550 North Broadway, Boulder, CO 80302	2004
West Metro	15710 West Colfax Avenue, Golden, CO 80401	2004
DTC	8400 East Prentice Avenue, Ste 150, Englewood, CO 80111	2008
Rockies	439 Edwards Access Road, Edwards, CO, 81632	2004
Phoenix	2700 North Central Avenue, Phoenix, AZ 85004	2006
Surprise	12775 West Bell Road, Surprise, AZ 85374	2016
Tempe	1620 W. Fountainhead Parkway, Tempe, AZ 85282	2007

Fee-Based Business Locations	Address	Lease Expiration
CoBiz Connect, Inc.	821 Seventeenth Street, Denver, Colorado, 80202	2011
CoBiz Insurance, Inc.	5353 West Dartmouth Avenue, Denver, Colorado	2003
GMB, Ltd.	370 Seventeenth Street, Ste 3600, Denver, Colorado 80202	2010

All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations.  We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3.  Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits, which are incidental to our business, are brought against, or by, us.  We believe the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol “COBZ.” At March 13, 2003, there were approximately 428 shareholders of record of CoBiz Common Stock.

The following table presents the range of high and low closing sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Stock Market and the per-share dividends declared in each quarter during that period, adjusted to reflect a three-for-two stock split.

	High	Low	Cash Dividends Declared

2001:
First Quarter	$12.250	$10.250	$0.040
Second Quarter	15.167	10.250	0.040
Third Quarter	15.900	12.250	0.045
Fourth Quarter	14.050	11.298	0.045
2002:
First Quarter	$16.600	$12.950	$0.045
Second Quarter	18.500	15.000	0.045
Third Quarter	17.500	15.270	0.050
Fourth Quarter	16.210	14.600	0.050

The timing and amount of future dividends are at the discretion of the board of directors of the Company and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies and other factors considered relevant by the board of directors of the Company.  The board of directors of the Company anticipates it will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings.  See “Supervision and Regulation — The Bank — Dividend Restrictions” included under Item 1 of Part I.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods indicated, the Company completed three acquisitions of companies in merger transactions. Two of the mergers (First Capital and Milek) were accounted for using the “pooling of interests” method, and accordingly, all financial data relating to periods prior to the respective mergers have been restated to include the merged entities’ balance sheet data and historical results of operations.  In addition, data has been restated to reflect the effect of a three-for-two stock split effectuated on July 31, 2001, where applicable.

	At or for the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$62,585	$61,890	$54,903	$38,713	$28,267
Interest expense	18,347	26,388	24,540	14,650	10,431
Net interest income	44,238	35,502	30,363	24,063	17,836
Provision for loan and lease losses	2,590	2,362	2,086	1,652	1,343
Net interest income after provision for loan and lease losses	41,648	33,140	28,277	22,411	16,493
Noninterest income	9,656	8,420	5,745	5,621	5,051
Noninterest expense(1)	33,600	26,796	20,674	18,686	15,750
Income before taxes	17,704	14,764	13,348	9,346	5,794
Provision for income taxes	6,677	5,835	5,224	3,461	2,083
Cumulative effect of accounting change for organizational costs	—	—	—	—	(45)
Net income	$11,027	$8,929	$8,124	$5,885	$3,666

Earnings per share - basic	$0.84	$0.70	$0.64	$0.47	$0.32
Earnings per share - diluted	$0.80	$0.66	$0.62	$0.45	$0.30
Cash dividends declared per common share	$0.19	$0.17	$0.15	$0.07	—
Dividend payout ratio	22.62%	24.29%	23.44%	14.89%	—

Balance sheet data:
Total assets	$1,118,649	$925,410	$739,464	$578,565	$433,748
Total investments	272,288	211,899	167,567	127,637	121,181
Loans and leases	798,869	678,913	523,462	412,890	270,018
Allowance for loan and lease losses	10,388	8,872	6,819	5,171	3,678
Deposits	856,965	655,192	542,568	458,313	330,654
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,000	20,000	20,000	—	—
Common shareholders’ equity	82,004	70,803	58,439	50,268	46,534

Key ratios:
Return on average total assets	1.08%	1.08%	1.24%	1.17%	1.04%
Return on average common shareholders’ equity	14.57%	13.78%	15.05%	12.16%	9.89%
Average common equity to average assets	7.40%	7.81%	8.27%	9.60%	10.56%
Net interest margin(2)	4.56%	4.54%	4.99%	5.21%	5.63%
Efficiency ratio(3)	62.57%	61.73%	57.63%	63.02%	68.82%
Nonperforming assets to total assets	0.22%	0.24%	0.07%	0.12%	0.11%
Nonperforming loans and leases to total loans and leases	0.31%	0.33%	0.10%	0.17%	0.17%
Allowance for loan and lease losses to total loans and leases	1.30%	1.31%	1.30%	1.25%	1.36%
Allowance for loan and lease losses to nonperforming loans and leases	425.39%	396.43%	1352.98%	757.10%	787.58%
Net charge-offs to average loans and leases	0.15%	0.05%	0.10%	0.05%	0.07%

(1)          Noninterest expense includes the minority interest that is separately reported in the consolidated financial statements totaling $(6) and $3 for December 31, 2002 and 2001, respectively.

(2)          Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)          Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before  provision for loan and lease losses and noninterest income, excluding gains/losses on asset sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We completed our initial public offering of our common stock in June 1998. We sold a total of 2,415,000 shares of common stock at $8.00 per share yielding net proceeds of $17.5 million, after deducting underwriting commissions and other expenses.

On June 19, 2000, we issued 30-year capital trust preferred securities in the aggregate amount of $20,000,000. The trust preferred securities bear a cumulative fixed interest rate of 10% per annum and mature on June 30, 2030. Interest distributions are payable quarterly. We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that the deferral period does not extend past the stated maturity. During any such deferral period, our ability to pay dividends on our common shares would be restricted. Subject to approval by the FRB, the trust preferred securities may be redeemed prior to maturity at our option on or after June 30, 2005. The trust preferred securities qualify as Tier I capital under regulatory definitions. Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $1 million were capitalized and are being amortized over five years to noninterest expense using the straight-line method.

On March 1, 2001, we completed our acquisition of Milek Insurance Services, Inc. The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders’ equity, income and expenses of CoBiz and Milek have been combined and reflected at their historical amounts.

On March 8, 2001, we completed the acquisition of First Capital Bank of Arizona. First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona. As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of CoBiz common stock to the former First Capital shareholders. In addition, the Company assumed approximately 366,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders’ equity, income and expenses of the Company and First Capital have been combined and reflected at their historical amounts.

On March 19, 2001, the Bank acquired 20% of the outstanding common stock of Colorado Business Leasing, Inc. (“Leasing”) held by minority stockholders, thereby making Leasing a wholly-owned subsidiary of the Bank.

On July 10, 2001, we acquired Green Manning & Bunch, Ltd., a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that we formed in order to consummate the transaction – CoBiz GMB, Inc. In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving $800,008 in cash, 295,275 shares of our common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for $200,000 in cash, 200 shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require us to exchange the CoBiz GMB, Inc. Shares for 73,819 shares of our common stock. After three years, or sooner under certain circumstances, we can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for 73,819 shares of our common stock. The transaction was accounted for as a purchase. Goodwill of $4,976,000 was recorded in connection with the transaction. The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill.

Our management has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on options granted to employees, see Note 1 to the consolidated financial statements.  While we will continue to add personnel to lead new growth initiatives, including middle management, we believe our senior management and systems infrastructure are adequate to support our anticipated growth without incurring proportionate increases in general, administrative and other noninterest expenses.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2002, our shareholders’ equity increased 801%, from $9.1 million to $82.0 million. During that same time period, our outstanding loans and leases (net) increased 803%, from $87.3 million to $788.5 million. This increase has primarily been the result of our focus on local relationship banking and commercial lending to small and medium-sized businesses and high-net-worth  individuals. In addition, we have emphasized building and maintaining asset quality through our credit underwriting and monitoring process. Nonperforming assets have ranged from 0.07% to 0.58% of total assets during this period. We have maintained asset quality, while continuing to build our allowance for loan and lease losses. Our allowance for loan and lease losses increased 643%, from $1.4 million at December 31, 1995 to $10.4 million at December 31, 2002.

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K beginning on page F- 1. For a discussion of the segments included in our principal activities, see Note 17 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In making those critical accounting estimates we are required to make assumptions about matters that are highly uncertain at the time of the estimate.  Different estimates we could reasonably have used, or changes in the assumptions that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

The allowance for loan and lease losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibilty of loans and leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  See the “Analysis of Allowance for Loan and Lease Losses” in Item 1 and Note 1 of the consolidated financial statements for additional discussion on the allowance for loan and lease losses.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 to the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

As indicated above, the acquisition of Milek Insurance Services, Inc. and First Capital Bank of Arizona were accounted for as poolings of interests. Accordingly, the Company’s financial statements for all years presented in this report give retroactive effect to those acquisitions and combine the assets, liabilities, shareholders’ equity, income and expenses of the Company and the acquired entities at all dates and for all periods covered by the financial statements. All of the comparative information contained in the following sections of this report also gives retroactive effect to those acquisitions as though the Company and the acquired entities had been combined at both dates or for both periods being compared. The acquisition of Green Manning & Bunch Ltd. was accounted for as a purchase and the assets, liabilities, income and expenses of the acquired entity are included in the Company’s financial statements only for periods following the closing of that acquisition. For a summary of the contributions of the operations formerly conducted by First Capital Business Bank of Arizona (now operated as a branch of the Bank under the name Arizona Business Bank) and Green Manning & Bunch Ltd. to the assets and income of the Company during each period reported, see the segment information in Note 17 of Notes to Consolidated Financial Statements.

December 31, 2002, compared to December 31, 2001

Our total assets increased by $193.2 million to $1.1 billion at December 31, 2002, from $925.4 million at December 31, 2001. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $118.4 million, from $670.0 million at December 31, 2001, to $788.5 million at December 31, 2002. Total investments were $272.3 million at December 31, 2002, compared to $211.9 million at December 31, 2001. The increase in the investment portfolio was possible due to strong deposit growth, as well as securities sold under agreements to repurchase.  Deposits increased by $201.8 million to $857.0 million at December 31, 2002, from $655.2 million at December 31, 2001. Noninterest-bearing deposits increased by $48.4 million, and interest-bearing deposits increased by $153.4 million. Noninterest-bearing demand deposits comprised 25% of total deposits at December 31, 2002. Federal funds purchased and securities sold under agreements to repurchase increased by $35.6 million at December 31, 2002 to $124.2 million. Of this total, $115.5 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to the bear market as investors have pulled out of equities and into safer harbors such as certificates of deposit, money market accounts and real estate.  An increased emphasis on deposit generation included in banker production goals has also impacted our deposit growth. Advances from the FHLB were $30.6 million at December 31, 2002, compared to $86.2 million at December 31, 2001.

Historically, we have consistently enjoyed robust loan growth, posting a five year annualized growth rate of 33%. 2002 was no exception, with loan and lease outstandings increasing by 18%. However, due to the continuing uncertainty in the national economy, but especially in Colorado, it may be difficult to continue to experience growth at these levels.  Although lowering our growth expectations is unprecedented for us, we feel it is appropriate in light of current economic conditions. In today’s economic climate, our bank customers may be more hesitant to take out loans or draw on lines of credit to fund new projects or expansion of their businesses. At the same time, we continue to pursue only the best quality credits and have become more conservative in terms of the types of loans we’re willing to book, which may also negatively impact our growth. Clearly, safeguarding our asset quality is more important than growth for growth’s sake.

December 31, 2001, compared to December 31, 2000

Our total assets increased by $185.9 million to $925.4 million at December 31, 2001, from $739.5 million at December 31, 2000. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $156.4 million, from $517.6 million at December 31, 2000, to $674.0 million at December 31, 2001. Total investments were $207.9 million at December 31, 2001, compared to $166.6 million at December 31, 2000. The increase in the investment portfolio was possible due to strong deposit growth, as well as advances from FHLB. The increase in investments was necessary to address the interest rate sensitivity of the liabilities acquired in the First Capital acquisition.   Deposits increased by $112.6 million to $655.2 million at December 31, 2001, from $542.6 million at December 31, 2000. Noninterest-bearing deposits increased by $23.7 million, and interest-bearing deposits increased by $88.9 million. Noninterest-bearing demand deposits comprised 25% of total deposits at December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase increased by $12.4 million at December 31, 2001 to $88.6 million. Of this total, $69.0 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to an increased emphasis on deposit generation included in banker production goals. Advances from the FHLB were $86.2 million at December 31, 2001, compared to $38.6 million at December 31, 2000, and were used to support our loan growth, as well as the investment purchases.

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

	For the Year ended December 31,
	2002			2001			2000
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(Dollars in thousands)
ASSETS:
Federal funds sold and other	$2,251	$52	2.31%	$9,125	$426	4.67%	$10,914	$693	6.35%
Investment securities(1)	240,287	11,816	4.92%	189,946	11,635	6.13%	142,138	9,266	6.52%
Loans and leases(2)	737,151	50,717	6.88%	590,833	49,829	8.43%	459,684	44,944	9.78%
Allowance for loan and lease losses	(9,838)	—	—	(7,895)	—	—	(5,833)	—	—
Total interest-earning assets	969,851	62,585	6.45%	782,009	61,890	7.91%	606,903	54,903	9.05%
Noninterest-earning assets:
Cash and due from banks	28,988			26,918			26,007
Other	23,671			21,067			19,730
Total assets	$1,022,510			$829,994			$652,640
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$268,910	$3,511	1.31%	$229,114	$6,872	3.00%	$204,125	$8,690	4.26%
Savings	6,691	50	0.75%	5,419	92	1.70%	6,147	138	2.24%
Certificates of deposit:
Under $100,000	119,901	4,375	3.65%	83,782	4,620	5.51%	51,603	2,980	5.77%
$ 100,000 and over	173,422	5,523	3.18%	152,848	8,122	5.31%	121,694	7,311	6.01%
Total interest-bearing deposits	568,924	13,459	2.37%	471,163	19,706	4.18%	383,569	19,119	4.98%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	114,049	1,616	1.42%	83,358	2,801	3.36%	51,169	2,872	5.61%
FHLB advances	55,780	1,272	2.28%	45,110	1,881	4.17%	23,154	1,505	6.50%
Company obligated mandatorily redeemable preferred securities	20,000	2,000	10.00%	20,000	2,000	10.00%	10,546	1,044	10.00%
Total interest-bearing liabilities	758,753	18,347	2.42%	619,631	26,388	4.26%	468,438	24,540	5.24%
Noninterest-bearing demand accounts	183,721			142,021			126,727
Total deposits and interest-bearing liabilities	942,474			761,652			595,165
Other noninterest-bearing liabilities	4,338			3,557			3,488
Total liabilities and preferred securities	946,812			765,209			598,653
Shareholders’ equity	75,698			64,785			53,987
Total liabilities and shareholders’ equity	$1,022,510			$829,994			$652,640
Net interest income		$44,238			$35,502			$30,363
Net interest spread			4.03%			3.66%			3.81%
Net interest margin			4.56%			4.54%			5.00%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.82%			126.21%			129.56%

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

	Year ended December 31, 2002 compared with year ended December 31, 2001			Year ended December 31, 2001 compared with year ended December 31, 2000
	Increase (decrease) in net interest income due to changes in			Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$(321)	$(53)	$(374)	$(114)	$(153)	$(267)
Investments(1)	3,084	(2,903)	181	3,057	(874)	2,183
Loans and leases(2)	12,340	(11,452)	888	12,911	(7,840)	5,071
Total interest-earning assets	15,103	(14,408)	695	15,854	(8,867)	6,987

Interest-bearing liabilities:
NOW and money market accounts	1,194	(4,555)	(3,361)	1,064	(2,882)	(1,818)
Savings	22	(64)	(42)	(16)	(30)	(46)
Certificates of deposits:
Under $100,000	1,992	(2,237)	(245)	1,858	(218)	1,640
$ 100,000 and over	1,093	(3,692)	(2,599)	1,872	(1,061)	811
Short-term borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	1,031	(2,216)	(1,185)	1,807	(1,878)	(71)
Advances from the FHLB	445	(1,054)	(609)	1,427	(1,051)	376
Company obligated mandatorily redeemable preferred securities	—	—	—	956	—	956
Total interest-bearing liabilities	5,777	(13,818)	(8,041)	8,968	(7,120)	1,848
Net increase (decrease) in net interest income	$9,326	$(590)	$8,736	$6,886	$(1,747)	$5,139

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2002 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2002 will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in Interest Rates in Basis Points
	-200	-100	0	+100	+200
Impact on:
Net Interest Income	(9.6)%	(3.8)%	—	2.9%	6.4%
Market Value of Equity	(2.2)%	(1.3)%	—	2.3%	3.4%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2002, our cumulative interest rate gap for the period of less than one year was a positive 16.80%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a one-day position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2002. All amounts in the table are based on contractual pricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.

	Estimated maturity or repricing at December 31, 2002
	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Fixed rate loans	$26,727	$25,071	$96,726	$11,785	$160,309
Floating rate loans	459,130	22,098	141,129	4,169	626,526
Lease financing	1,666	2,918	7,005	445	12,034
Investment securities held to maturity and available for sale	90,685	137,802	12,159	31,642	272,288
Federal funds sold	—	—	—	—	—
Total interest-earning assets	$578,208	$187,889	$257,019	$48,041	$1,071,157

Interest-bearing liabilities:
NOW and money market accounts	$4,348	$130,830	$151,142	$19,634	$305,954
Savings	313	681	3,405	2,551	6,950
Time deposits under $100,000	42,088	51,526	23,541	—	117,155
Time deposits $100,000 and over	116,703	77,365	19,733	118	213,919
Securities and loans sold under agreements to repurchase and federal funds purchased	124,217	—	—	—	124,217
Federal Home Loan Bank advances	15,000	15,140	420	—	30,560
Company obligated mandatorily redeemable preferred securities	—	—	20,000	—	20,000
Total interest-bearing liabilities	$302,669	$275,542	$218,241	$22,303	$818,755

Interest rate gap	$275,539	$(87,653)	$38,778	$25,738	$252,402

Cumulative interest rate gap	$275,539	$187,886	$226,663	$252,401

Cumulative interest rate gap to total assets	24.63%	16.80%	20.26%	22.56%

To manage these relationships, we evaluate the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. Our asset and liability management committee is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies. Our policy is intended to control the exposure of our operations to changing interest rates by attempting to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generates the net interest margin that is least affected by interest rate changes.

We have focused on maintaining balance between interest rate sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits that also mature or reprice over periods of twelve months or less.

The following table presents, at December 31, 2002, loans and leases by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2002
	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Commercial	$202,864	$49,589	$1,936	$254,389
Real estate – mortgage	169,456	183,892	13,493	366,841
Real estate – construction	113,925	828	—	114,753
Consumer	46,782	3,546	525	50,853
Direct financing leases – net	4,583	7,005	445	12,033

Total loans and leases	$537,610	$244,860	$16,399	$798,869

At December 31, 2002, of the $261.3 million of loans and leases with maturities of one year or more, approximately $116.0 million were fixed rate loans and leases and $145.3 million were variable rate loans and leases.

Results of Operations

Year ended December 31, 2002, compared to year ended December 31, 2001

Earnings Performance.  Net earnings available to common shareholders were$11.0 million for the year ended December 31, 2002, compared with $8.9 million for the year ended December 31, 2001.  This increase was primarily due to an increase in net interest income of $8.7 million. Reported earnings per share on a fully diluted basis for 2002 were $0.80, versus $0.66 for the same period a year ago. Return on average assets was 1.08% for both 2002 and 2001. Return on average common shareholders’ equity was 14.57% for the year ended December 31, 2002, versus 13.78% for the year ended December 31, 2001. Total assets increased to $1.1 billion at December 31, 2002, a 21% increase from $925.4 million at December 31, 2001. Strong loan production was responsible for much of this growth. Net loans and leases grew $118.4 million from 2002 to 2001.

Net Interest Income.  Net interest income before provision for loan and lease losses was $44.2 million for the year ended December 31, 2002, an increase of $8.7 million, or 25%, compared with the year ended December 31, 2001. The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the decreasing rate environment of 2001 as rates on interest-earning assets decreased more quickly than rates on interest-bearing liabilities. The stable rate environment of 2002 allowed our cost of funds to decline in excess of the decrease in yields on our interest-earning assets. Yields on our interest-earning assets declined by 146 basis points to 6.45% for the year ended December 31, 2002, from 7.91% for the year ended December 31, 2001. Yields paid on interest-bearing liabilities dropped by 184 basis points during this same period. The overall result was a net interest margin of 4.56% for the year ended December 31, 2002, up slightly from 4.54% for the year ended December 31, 2001.   The increase in average earning assets of 24% to $969.8 million for 2002, from $782.0 million for 2001 also helped maintain the net interest margin.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $228,000 to $2.6 million for the year ended December 31, 2002, up from $2.4 million for the year ended December 31, 2001. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable (minimal changes in nonperforming asset trends), while average outstanding loan amounts have increased to $737.2 million for 2002, up from $590.8 million for 2001. At December 31, 2002, the allowance for loan and lease losses amounted to $10.4 million, or 1.30% of total loans and leases.

Noninterest Income.  Total noninterest income was $9.7 million for the year ended December 31, 2002, compared to $8.4 million for the year ended December 31, 2001. The increase was primarily attributable to an increase in investment banking revenues to $2.8 million for the year ended December 31, 2002 from $1.8 million in the year ago period.  In addition, we reported an increase in deposit service charges and other banking service related fees as a result of growth in our core customer base. Trust fees from our Private Asset Management division are up year over year due to an increase in the assets under management. However, the overall decline in the stock market has adversely impacted the division’s revenues, as their fees are based on the market valuation of the accounts they manage. Insurance commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base and synergies are realized between this segment and the core banking franchise. There was a net decrease in operating lease rentals of $770,000, which was the result of concentrating our marketing efforts in 2002 on originating loans, rather than leases.  We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable. Net investment in operating leases was $443,000 at December 31, 2002, compared to $1.4 million at December 31, 2001.

Overall, investment banking revenues contributed to an increase in the amount of noninterest income we reported in 2002. However, merger and acquisition activity this past year was characterized by low deal volume, below average purchase price multiples and reduced capital markets activity. This combination of factors resulted in lower than expected results for our investment banking subsidiary, GMB. Although the economic uncertainty continues, there are a number of opportunities for GMB in 2003. Private equity funds have raised $100-125 billon in capital that is ready to be deployed into the market  In addition, the growing gap between the lack of quality deals in the marketplace and the pent-up private equity demand may lead to higher sale multiples for quality companies and increased M&A transaction volume in 2003 and 2004.

Noninterest Expense.  Total noninterest expense increased by $6.8 million to $33.6 million for the year ended December 31, 2002, up from $26.8 million for the year ended December 31, 2001. Noninterest expense for 2002 includes GMB overhead for the full year, while noninterest expense for 2001 only includes GMB from the transaction date (July 2001). During 2002 our efficiency ratio increased to 62.6% from 61.7% for the comparable period in 2001.  Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth.  Offsetting the increases in salaries and occupancy costs was a decrease of $659,000 in depreciation expense on operating leases.  As discussed above, management dedicated less resources to originating leases in 2002.  Included in our noninterest expense for the year ended 2001 is goodwill amortization of $439,000. Changes in the accounting for goodwill eliminated this amortization in 2002.  Also, included in our 2001 noninterest expense total were $1.1 million of charges related to the First Capital and Milek acquisitions, and the transfer of Leasing’s back-office operations to the Commercial Banking department.

Year ended December 31, 2001 compared to year ended December 31, 2000

Earnings Performance.  Net earnings available to common shareholders were $8.9 million for the year ended December 31, 2001, compared with $8.1 million for the year ended December 31, 2000.  This increase was primarily due to an increase in net interest income of $5.1 million.

Reported earnings per share on a fully diluted basis for 2001 were $0.66, versus $0.62 for the same period in 2000. Return on average assets was 1.08% in the year 2001, compared with 1.24% in 2000. Return on average common shareholders’ equity was 13.78% for the year ended December 31, 2001, versus 15.05% for the year ended December 31, 2000. The decrease in our return on average assets and equity ratios is attributed to the significant net interest margin compression experienced in 2001. Total assets increased to $925.4 million at December 31, 2001, a 25% increase from $739.5 million at December 31, 2000. Strong loan production was responsible for much of this growth. Net loans and leases grew $156.4 million from 2000 to 2001.

We completed our acquisitions of First Capital and Milek in the first quarter of 2001. In addition, we also restructured Leasing’s back-office operations during 2001, transferring its support functions to the Commercial Banking department in order to improve profitability. Expenses in 2001 related to the mergers were $656,000 on an after-tax basis. In addition, we recorded a $240,000 after-tax gain on a sale-leaseback transaction of property held by First Capital in the second quarter of 2001.

Net Interest Income.  Net interest income before provision for loan and lease losses was $35.5 million for the year ended December 31, 2001, an increase of $5.1 million, or 17%, compared with the year ended December 31, 2000. Yields on our interest-earning assets declined by 114 basis points to 7.91% for the year ended December 31, 2001, from 9.05% for the year ended December 31, 2000. Yields paid on interest-bearing liabilities dropped by 98 basis points during this same period. The significant decrease in interest rate levels during 2001 negatively affected our margin for 2001. The net interest margin was 4.54% for the year ended December 31, 2001, down from 5.00% for the year ended December 31, 2000. The prime rate dropped by 475 basis points to 4.75% at December 31, 2001, from 9.50% at December 31, 2000.  ABB’s margin was especially susceptible to a falling rate environment, shrinking by approximately 69 basis points for the year ended 2001 versus 2000. Also contributing to the margin compression is the $20 million of Trust Preferred Securities issued in June of 2000. The securities, which have a 10% coupon, were outstanding for only a portion of 2000 but for the entire period in 2001. The proceeds of the offering helped fund our rapid growth, which has included the First Capital acquisition and the addition of new product lines. Mitigating the margin contraction was an increase in average earning assets of 29% to $782.0 million for 2001, from $606.9 million for 2000.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $276,000 to $2.4 million for the year ended December 31, 2001, up from $2.1 million for the year ended December 31, 2000. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable (minimal changes in nonperforming asset trends), while average outstanding loan amounts have increased to $591.7 million for 2001, up from $459.7 million for 2000. At December 31, 2001, the allowance for loan and lease losses amounted to $8.9 million, or 1.31% of total loans and leases.

Noninterest Income.  Total noninterest income was $8.4 million for the year ended December 31, 2001, compared to $5.7 million for the year ended December 31, 2000. The increase was primarily attributable to $1.8 million in revenues from our investment banking firm, GMB, acquired in July 2001. In addition, we reported an increase in deposit service charges and other banking service related fees as a result of growth in our core customer base. Included in noninterest income for 2001 was a $388,000 gain on the sale-leaseback transaction related to ABB’s Surprise location. Trust fees from our Private Asset Management division were up year over year due to an increase in the assets under management. However, the overall decline in the stock market has adversely impacted the division’s revenues, as their fees are based on the market valuation of the accounts they manage. Insurance commissions from CoBiz Connect and CoBiz Insurance have shown steady growth as they continue to expand their client base. There was a net decrease in operating lease rentals of $481,000, which was the result of concentrating our marketing efforts in 2001 on originating loans, rather than leases.  We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable than leases. Net investment in operating leases was $1.4 million at December 31, 2001, compared to $2.4 million at December 31, 2000.

Noninterest Expense.  Total noninterest expense increased by $6.1 million to $26.8 million for the year ended December 31, 2001, up from $20.7 million for the year ended December 31, 2000. Included in our 2001 noninterest expense total were $1.1 million of charges related to the First Capital and Milek acquisitions, and Leasing’s restructuring. In addition, 2001 noninterest expenses include GMB overhead from the transaction date (July 2001), however, GMB expenses are not included in our 2000 consolidated results. During 2001 our efficiency ratio increased to 61.7% from 57.6% for the comparable period in 2000. The increase in the efficiency ratio is the result of the decrease in our net interest margin, as higher levels of expenses are being used to support lower yielding average assets. Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth.  Offsetting the increases in salaries and occupancy costs was a decrease of $356,000 in depreciation expense on operating leases.  As discussed above, management dedicated less resources to originating leases in 2001.  Included in our noninterest expense for the year ended 2001 and 2000 is goodwill and intangible amortization of $497,000 and $442,000, respectively. The amortization of goodwill and intangibles adversely affects our net income, although it has no effect on our cash flow.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  See Notes 3 and 13 to the consolidated financial statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $102.0 million. In addition, the Bank may apply for up to $63.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At

December 31, 2002, we had $137.7 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

During 2002, cash and cash equivalents increased by $14.4 million. This increase was primarily the result of cash provided by financing activities of $180.0 million (mainly customer deposits and repurchase agreements) and cash provided by operating activities of $16.5 million. Offsetting these increases was net cash used in investing activities of  $182.1 million (mainly loan and lease originations and investment security purchases).

During 2001, cash and cash equivalents decreased by $16.7 million. This decrease was primarily the result of cash used in investing activities of $201.2 million (mainly loan and lease originations and investment security purchases).  Offsetting the cash used in investing activities was net cash of $13.2 million provided by operating activities and  $171.2 million in cash provided by financing activities (mainly customer deposits, repurchase agreements and advances from the FHLB).

Dividends paid by the Bank provide cash to the Company for various purposes, including the payment of dividends on its common stock and servicing the debt of the Trust Preferred Securities. The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the bank if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the bank cannot pay a dividend if it will cause the bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.  See Item 1 “Business – Supervision and Regulation” and Note 14 of Notes to the Consolidated Financial Statements of CoBiz for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Effects of Inflation and Changing Prices

The primary impact of inflation on our operations is increased operating costs. Unlike most retail or manufacturing companies, virtually all of the assets and liabilities of a financial institution such as the Company are monetary in nature. As a result, the impact of interest rates on a financial institution’s performance is generally greater than the impact of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time, interest rates may not move in the same direction, or at the same magnitude, as inflation.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 required, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 7 to the consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.”  This Statement provides guidance on the accounting for the acquisition of a financial institution.  SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 will no longer apply after September 30, 2002.  SFAS No. 147 became effective October 1, 2002 and will impact how the Company accounts for future acquisitions.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  Management does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Company.  The Company enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  The Company does not expect the requirements of FIN No. 45 to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, (“FIN No. 46”) “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, (“ARB No. 51”), “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk—Asset/Liability Management.”

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2002 are unaudited and, in the opinion of CoBiz management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(In thousands, except per share amounts)

Interest income	$16,211	$16,058	$15,611	$14,705	$15,091	$15,911	$15,286	$15,602
Interest expense	4,500	4,609	4,521	4,717	5,458	6,593	6,900	7,437
Net interest income	11,711	11,449	11,090	9,988	9,633	9,318	8,386	8,165
Net income	2,783	2,483	3,190	2,571	2,568	2,318	2,369	1,674

Earnings per share - basic(1)	$0.21	$0.19	$0.24	$0.20	$0.20	$0.18	$0.19	$0.13
Earnings per share - diluted(1)	$0.20	$0.18	$0.23	$0.19	$0.19	$0.17	$0.18	$0.13
Cash dividends declared per common share(1)	$0.050	$0.050	$0.045	$0.045	$0.045	$0.045	$0.040	$0.040

(1)           Basic and diluted earnings per share and cash dividends declared per common share for the quarter ended March 31, 2001 differ from the amounts filed in the March 31, 2001 10-Q as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at July 30, 2001, payable August 13, 2001. The per share amounts above have been changed to give retroactive effect to the stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions of CoBiz

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements.

See Index to Consolidated Financial Statements.

(b)  Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)(3)	3.1	Amended and restated Articles of Incorporation of the Registrant, as amended.

(2)	3.2	Amended and restated Bylaws of the Registrant.

(10)	3.3	Amendment to Articles of Incorporation

(10)	3.4	Amendment to Bylaws

(4)	4.1	Form of Indenture

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

(4)	4.3	Certificate of Trust

(4)	4.4	Form of Trust Agreement

(4)	4.5	Form of Amended and Restated Trust Agreement

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)	4.7	Form of Capital Securities Guarantee Agreement

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(6)	10.11	Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.

(7)	10.12	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(8)	10.13	2000 Employee Stock Purchase Plan.

(10)	10.14	2002 Equity Incentive Plan

(9)	21	List of subsidiaries

23	Independent Auditor’s Consent

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)               Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)               Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)              Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)             Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-37674).

(5)               Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)               Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed on May 12, 2000.

(7)               Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(8)               Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(9)               Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 1, 2002.

(10)         Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

+                    Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

(c)  Reports on Form 8-K

On July 31, 2002 we filed a current report on Form 8-K dated July 9, 2002 reporting that the company’s transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado 80401.

(d)  Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003

CoBiz Inc.
	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 28, 2003

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz	and President	March 28, 2003

/s/ Richard J. Dalton	Executive Vice President and
Richard J. Dalton	Chief Financial Officer	March 28, 2003

/s/ Lyne B. Andrich	Senior Vice President and
Lyne B. Andrich	Controller	March 28, 2003

/s/ Virginia K. Berkeley
Virginia K. Berkeley	Director	March 28, 2003

/s/ Mark S. Kipnis
Mark S. Kipnis	Director	March 28, 2003

/s/ Noel N. Rothman
Noel N. Rothman	Director	March 28, 2003

/s/ Howard R. Ross
Howard R. Ross	Director	March 28, 2003

/s/ Michael B. Burgamy
Michael B. Burgamy	Director	March 28, 2003

/s/ Timothy J. Travis
Timothy J. Travis	Director	March 28, 2003

/s/ Evan Makovsky
Evan Makovsky	Director	March 28, 2003

COBIZ INC.

CERTIFICATION

I, Steven Bangert, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CoBiz Inc.;

2.

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
	c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer

COBIZ INC.

CERTIFICATION

I, Richard J. Dalton, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CoBiz Inc.;

2.

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
	c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Richard J. Dalton
Richard J. Dalton
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
CoBiz Inc.
Denver, Colorado

We have audited the consolidated statements of condition of CoBiz Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements give retroactive effect to the merger of CoBiz Inc. and First Capital Bank of Arizona, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements.  We did not audit the statements of income and comprehensive income, shareholders’ equity, and cash flows of First Capital Bank of Arizona for the year ended December 31, 2000, which statements reflect total revenues of $8,639,000 for the year then ended.  Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for First Capital Bank of Arizona for 2000, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoBiz Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 7 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

March 14, 2003
Denver, Colorado

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2002 AND 2001

(In thousands, except per share amounts)

ASSETS	2002	2001

Cash and due from banks	$33,252	$18,879

Investment securities available for sale (cost of $257,888 and $200,376, respectively)	262,237	202,183
Investment securities held to maturity (fair value of $2,282 and $3,176, respectively)	2,245	3,121
Other investments	7,806	6,595
Total investments	272,288	211,899

Loans and leases, net of allowance for loan and lease losses of $10,388 and $8,872, respectively	788,481	670,041

Goodwill	8,341	8,341

Intangible assets	489	479

Investment in operating leases	443	1,447

Premises and equipment, net	5,337	3,963

Accrued interest receivable	3,893	3,612

Deferred income taxes	2,537	3,351

Other	3,588	3,398

TOTAL ASSETS	$1,118,649	$925,410

See notes to consolidated statements.

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2002 AND 2001

(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2002	2001

LIABILITIES:
Deposits:
Demand	$212,987	$164,578
NOW and money market	305,954	236,775
Savings	6,950	5,957
Certificates of deposit	331,074	247,882
Total deposits	856,965	655,192

Federal funds purchased	8,700	5,000
Securities sold under agreements to repurchase	115,517	83,596
Advances from the Federal Home Loan Bank	30,560	86,200
Accrued interest and other liabilities	4,900	4,610
Company obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely subordinated debentures	20,000	20,000

Total liabilities	1,036,642	854,598

MINORITY INTERESTS	3	9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,271,999 and 13,109,351 issued and outstanding, respectively	133	131
Additional paid-in capital	46,284	45,167
Retained earnings	32,895	24,386
Accumulated other comprehensive income net of income tax of $1,657 and $688 respectively	2,692	1,119

Total shareholders’ equity	82,004	70,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,118,649	$925,410

See notes to consolidated statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands, except per share amounts)

	2002	2001	2000
INTEREST INCOME:
Interest and fees on loans and leases	$50,717	$49,829	$44,844
Interest on investments:
Taxable securities	11,264	11,148	9,057
Nontaxable securities	248	189	70
Dividends on securities	304	298	239
Federal funds sold and other	52	426	693
Total interest income	62,585	61,890	54,903

INTEREST EXPENSE:
Interest on deposits	13,459	19,706	19,119
Interest on short-term borrowings and advances from the Federal Home Loan Bank	2,888	4,682	4,377
Interest on mandatorily redeemable preferred securities of a subsidiary trust	2,000	2,000	1,044
Total interest expense	18,347	26,388	24,540

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	44,238	35,502	30,363

PROVISION FOR LOAN AND LEASE LOSSES	2,590	2,362	2,086

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	41,648	33,140	28,277

NONINTEREST INCOME:
Service charges	2,074	1,796	1,327
Operating lease income	737	1,507	1,988
Trust fee income	693	677	631
Insurance income	1,612	1,097	728
Investment banking income	2,769	1,839	—
Other income	1,771	1,504	1,071
Total noninterest income	9,656	8,420	5,745

NONINTEREST EXPENSE:
Salaries and employee benefits	20,189	14,444	11,127
Occupancy expenses, premises and equipment	6,185	4,907	3,776
Depreciation on leases	603	1,262	1,618
Amortization of intangibles	166	497	442
Other	6,463	5,683	3,711
Total noninterest expense	33,606	26,793	20,674

MINORITY INTERESTS	(6)	3	—

INCOME BEFORE INCOME TAXES	17,704	14,764	13,348

PROVISION FOR INCOME TAXES	6,677	5,835	5,224

NET INCOME	11,027	8,929	8,124

UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	1,573	816	1,568

COMPREHENSIVE INCOME	$12,600	$9,745	$9,692

EARNINGS PER SHARE:
Basic	$0.84	$0.70	$0.64

Diluted	$0.80	$0.66	$0.62

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares Issued	Amount			Income

BALANCE, JANUARY 1, 2000	12,555,539	$125	$40,242	$11,166	$(1,265)	$50,268
OPTIONS EXERCISED	54,677	1	108	—	—	109
EMPLOYEE STOCK PURCHASE PLAN	8,187	—	65	—	—	65
S-CORP CAPITAL DISTRIBUTIONS	—	—	—	(219)	—	(219)
DIVIDENDS PAID - COMMON ($.15 per share)	—	—	—	(1,476)	—	(1,476)
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of income taxes of $954	—	—	—	—	1,568	1,568
NET INCOME	—	—	—	8,124	—	8,124

BALANCE, DECEMBER 31, 2000	12,618,403	126	40,415	17,595	303	58,439
OPTIONS EXERCISED	165,349	2	580	—	—	582
EMPLOYEE STOCK PURCHASE PLAN	18,491	—	178	—	—	178
S-CORP CAPITAL DISTRIBUTION	—	—	—	(53)	—	(53)
DIVIDENDS PAID-COMMON ($.17 per share)	—	—	—	(2,085)	—	(2,085)
ACQUISITION OF GREEN MANNING & BUNCH, LTD.	295,274	3	3,997	—	—	4,000
FRACTIONAL SHARE PAYMENT	—	—	(3)	—	—	(3)
WARRANTS EXERCISED	11,834	—	—	—	—	—
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of income taxes of $502	—	—	—	—	816	816
NET INCOME	—	—	—	8,929	—	8,929

BALANCE, DECEMBER 31, 2001	13,109,351	131	45,167	24,386	1,119	70,803
OPTIONS EXERCISED	84,771	2	454	—	—	456
EMPLOYEE STOCK PURCHASE PLAN	26,695	—	315	—	—	315
DIVIDENDS PAID-COMMON ($.19 per share)	—	—	—	(2,518)	—	(2,518)
WARRANTS EXERCISED	51,182	—	—	—	—	—
TAX EFFECT OF NON QUALIFIED STOCK OPTIONS	—	—	348	—	—	348
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of income taxes of $969	—	—	—	—	1,573	1,573
NET INCOME	—	—	—	11,027	—	11,027

BALANCE, DECEMBER 31, 2002	13,271,999	$133	$46,284	$32,895	$2,692	$82,004

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,027	$8,929	$8,124
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	425	316	104
Depreciation and amortization	2,839	3,484	3,241
Provision for loan and lease losses	2,590	2,362	2,086
Deferred income taxes	(155)	(1,635)	(598)
Minority interest	(6)	3	—
Gain on sale of premises and equipment	(182)	(401)	(92)
Changes in:
Accrued interest receivable	(281)	454	(1,154)
Other assets	(401)	(1,269)	(439)
Accrued interest and other liabilities	632	956	(128)

Net cash provided by operating activities	16,488	13,199	11,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,211)	(2,139)	(973)
Purchase of investment securities available for sale	(135,355)	(138,105)	(69,522)
Maturities of investment securities held to maturity	868	1,238	1,243
Proceeds from maturities and sale of investment securities available for sale	80,673	98,681	31,788
Loan and lease originations and repayments, net	(124,262)	(159,129)	(111,393)
Purchase of premises and equipment	(3,350)	(1,726)	(1,245)
Purchase of customer list	(176)	—	—
Purchase of minority interest	—	(200)	—
Acquisition of Green Manning & Bunch, Ltd.	—	(976)	—
Proceeds from sale of premises and equipment	691	1,181	649

Net cash used in investing activities	(182,122)	(201,175)	(149,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	118,581	49,911	56,441
Net increase in certificates of deposit	83,192	62,713	27,814
Net increase (decrease) in federal funds purchased	3,700	(5,400)	9,100
Net increase in note payable	—	—	56
Net increase in securities sold under agreements to repurchase	31,921	17,769	32,774
Advances from the Federal Home Loan Bank	403,000	405,843	87,530
Repayment of advances from the Federal Home Loan Bank	(458,640)	(358,213)	(80,940)
Proceeds from issuance of mandatorily redeemable preferred securities of a subsidiary trust	—	—	20,000
Net increase in debt issuance costs	—	—	(941)
Proceeds from exercise of stock options and employee stock purchases	771	760	174
Dividends and distributions	(2,518)	(2,138)	(1,695)

Net cash provided by financing activities	180,007	171,245	150,313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$14,373	$(16,731)	$12,004

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,879	35,610	23,606

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,252	$18,879	$35,610

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Cash paid during the year for:

Interest	$18,706	$26,413	$24,310

Income taxes	$7,170	$7,058	$6,119

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of Green Manning & Bunch, Ltd.	$—	$4,000	$—

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.             NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Inc., formerly Colorado Business Bankshares, Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz Connect, Inc., CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, American Business Bank, N.A. (the “Bank,” previously named Colorado Business Bank, N.A.), the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”), and CoBiz GMB, Inc. (98% owned), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market area under the name Arizona Business Bank (“ABB”).

Organization — The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, one in Edwards, Colorado, and three in the Phoenix Metropolitan area.  Leasing provides equipment leasing primarily to mid-market companies.  CoBiz Connect, Inc. provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

On September 7, 2001, CBB’s legal name was changed to American Business Bank, N.A.  The Bank continues to operate in the Colorado market as Colorado Business Bank and in Arizona as Arizona Business Bank.

Use of Estimates — In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals, valuation of property under operating leases, and the recoverability of goodwill.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include the accounts of the Parent, CoBiz Connect Inc., CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, the Bank, Leasing, and CoBiz GMB, Inc.  Intercompany balances and transactions are eliminated in consolidation.  The consolidated financial statements have been prepared to give retroactive effect to the acquisitions accounted for using the pooling of interests method.  (See Note 2).

Cash and Due From Banks  — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investments — The Company classifies its investment securities as held to maturity, available for sale, or trading according to management’s intent.  At December 31, 2002 and 2001, the Company had no trading securities.

a.             Investment Securities Available for Sale - Available for sale securities consist of bonds, notes, and debentures not classified as held to maturity securities and are reported at fair market value as determined by quoted market prices.  Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

b.             Investment Securities Held to Maturity - Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity, adjusted for prepayments as applicable.  Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other than temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings as realized losses.  Gains and losses on disposal of investment securities are determined using the specific-identification method.

Other investments, including primarily Federal Home Loan Bank and Federal Reserve Bank stock, are accounted for under the cost method.

Loans and Leases — Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on purchased loans.  Loan fees and certain costs of originating loans and leases are deferred and the net amount is amortized over the contractual life of the related loans and leases.  Interest is accrued and credited to income daily based on the principal balance outstanding.  The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal and interest.  When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan and lease losses.  Interest payments received on nonaccrual loans are applied to the principal balance of the loan.  Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Net Investment in Direct Financing Leases — The Company has entered into various lease agreements which are accounted for as direct financing leases, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13.

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

Allowance for Loan and Lease Losses — The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings.  Loan and lease losses are charged against the allowance when management believes the uncollectibilty of a loan or lease balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibilty of the loans in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Goodwill and Intangible Assets — Goodwill was amortized by the straight-line method over 15 years for 2001 and 2000.  Effective January 1, 2002, goodwill amortization ceased.  Intangible assets primarily consisting of customer contracts and relationships are being amortized by the straight line method over 3-6 years.  The Company reviews such assets for impairment at least annually.

Investment in Operating Leases — The Company has entered into various equipment leases accounted for as operating leases in accordance with Statement of Financial Accounting Standards No. 13.  The equipment, which is reported as investment in operating leases, is depreciated over the estimated useful life or lease term, if shorter.

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated by the straight-line method over the estimated useful lives of the respective assets as follows:

Furniture, fixtures and equipment                                    3 to 10 years

Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Real Estate Acquired through Foreclosure — Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets.  Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  At December 31, 2002 and 2001, there was no outstanding real estate acquired through foreclosure.

Investment Banking Income — Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and revenue is reasonably determinable.

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes.  The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.

Stock-Based Compensation — The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”).  In 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994.  Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123.  However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required and are presented below.

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	2002	2001	2000
	(in thousands, except per share amounts)

Net income:
As reported	$11,027	$8,929	$8,124
Pro forma	10,400	8,719	7,868

Stock based compensation, net of income taxes:
As reported	—	—	—
Pro forma	627	210	256

Earnings per share:
As reported - basic	$0.84	$0.70	$0.64
As reported - diluted	0.80	0.66	0.62
Pro forma - basic	0.79	0.68	0.62
Pro forma - diluted	0.75	0.65	0.60

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

Earnings Per Share — Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the year.

Segment Information — The Company has disclosed separately the results of operations relating to its segments in Note 17 to the consolidated financial statements.

Reclassifications — Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

Recent Accounting Pronouncements — Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

Effective July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 7.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.”  This Statement provides guidance on the accounting for the acquisition of a financial institution.  SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 will no longer apply after September 30, 2002.  SFAS No. 147 became effective October 1, 2002 and will impact how the Company accounts for future acquisitions.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  Management does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Company.  The Company enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  The Company does not expect the requirements of FIN No. 45 to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, (“FIN No. 46”) “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, (“ARB No. 51”), “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

2.             ACQUISITIONS

On December 23, 2002, the Company announced that a definitive agreement had been signed to acquire Alexander Capital Management Group (ACMG), a privately owned SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions.  The Company will acquire ACMG with a combination of cash, stock and additional cash/stock earn-out payments over the next three years.  ACMG will continue to operate under its current name and management team.  The transaction is expected to close in the second quarter of 2003.

On March 8, 2001, the Company completed the acquisition of First Capital Bank of Arizona (“First Capital”).  First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona.  As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of the Company common stock to the former First Capital shareholders.  In addition, CoBiz assumed approximately 366,000 options that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests.

On March 1, 2001, the Company completed the acquisition of Milek Insurance Services, Inc (“Milek”). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  The shareholders of Milek received 67,145 shares of CoBiz common stock as consideration for the acquisition.  This transaction was also accounted for as a pooling of interests.

On March 19, 2001, the Bank acquired 20% of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly owned subsidiary of the Bank.

On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado.  The acquisition of GMB, which is a limited partnership, was completed through a wholly-owned subsidiary that was formed in order to consummate the transaction, CoBiz GMB, Inc.  In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments, and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments.  The CoBiz GMB, Inc. Shares represent a 2% interest in CoBiz GMB, Inc. and have no voting rights.  After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares have the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock.  After three years, or sooner under certain circumstances, the Company can require the holders of the CoBiz GMB, Inc. Shares to exchange such shares for shares of CoBiz common stock.  The transaction was accounted for as a purchase.  Goodwill of $4,976,000 was recorded in connection with the transaction.  The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met.  The contingent consideration is to be paid if GMB’s revenues and earnings exceed certain targeted levels through 2005.  The Company has not recorded this liability at December 31, 2002 as the outcome of the contingency is not probable.  The following table represents unaudited pro forma results of operation as if the GMB acquisition had occurred on January 1, 2000.  The operations of GMB are included in the Consolidated Statement of Income for the full year of 2002, and accordingly, the pro forma results for 2002 are not presented below.  The summary pro forma adjustments are based on assumptions and are not necessarily indicative of actual results that would have occurred had the acquisition occurred on January 1, 2000, or the future results of the Company:

	Years Ended December 31,
	2001	2000
	(in thousands, except per share amounts)

Net interest income	$35,492	$30,363
Noninterest income	9,861	8,808
Net income	9,389	8,552

Net income per common share:
Basic	$0.72	$0.66
Diluted	0.68	0.64

3.             INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Available for sale securities:

Mortgage-backed securities	$245,152	$4,406	$12	$249,546
Trust preferred securities	7,500	—	—	7,500
Obligations of states and political subdivisions	4,664	53	95	4,622
U.S. government agencies	572	—	3	569

	$257,888	$4,459	$110	$262,237

Held to maturity securities:

Mortgage-backed securities	$2,014	$36	$—	$2,050
U.S. government agencies	231	1	—	232

	$2,245	$37	$—	$2,282

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale securities:

Mortgage-backed securities	$183,320	$1,940	$298	$184,962
U.S. treasury	3,480	3	—	3,483
Trust preferred securities	4,003	—	—	4,003
Obligations of states and political subdivisions	3,870	103	24	3,949
U.S. government agencies	5,703	83	—	5,786

	$200,376	$2,129	$322	$202,183

Held to maturity securities:

Mortgage-backed securities	$2,820	$57	$—	$2,877
U.S. government agencies	301	—	2	299

	$3,121	$57	$2	$3,176

The amortized cost and estimated fair value of investments in debt securities at December 31, 2002 by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	916	964	—	—
Due after five years through ten years	—	—	231	232
Due after ten years	11,820	11,727	—	—
Mortgage-backed securities	245,152	249,546	2,014	2,050

	$257,888	$262,237	$2,245	$2,282

During the years ended December 31, 2002, 2001 and 2000, there were no sales of held to maturity securities.  Proceeds from sales of investment securities available for sale totaled $500,000, $0, and $0, respectively during the years ended December 31, 2002, 2001 and 2000.  There were no related gains or losses associated with the sale of investment securities.

Investment securities with an approximate fair value of $52,304,000 and $39,949,000 were pledged to secure public deposits of $42,004,000 and $23,524,000 at December 31, 2002 and 2001, respectively.

Obligations of states and political subdivisions at December 31, 2002 and 2001 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other investments consists of the following at December 31:

	2002	2001
	(in thousands)

Federal Home Loan Bank stock	$4,285	$4,362
Federal Reserve Bank stock	1,846	876
FNMA preferred stock	500	500
Investment in GMB Equity Partners I, L.P.	257	107
Investment partnership	918	850

	$7,806	$6,595

The Company has committed to investing up to $2,806,000 in two partnerships.  In one of the partnerships, certain shareholders and directors have also invested in and received consulting fees from the partnership.  The Company is committed to investing an additional $1,500,000 in this partnership.  In the second partnership, the Company has committed to purchase up to $1,306,000 of limited partnership interests.  The partnership is GMB Equity Partners I, L.P. (“GMB Equity Partners”), an investment fund having $6,531,000 in total capital commitments.  CoBiz intends to contribute selected investments received by GMB as payment for their investment banking services into the fund.  Certain individuals, who are also senior management of GMB, manage the fund.

4.             LOANS AND LEASES

Categories of loans and leases, net of deferred fees at December 31, include:

	2002	2001
	(in thousands)

Commercial	$254,381	$197,763
Real estate - mortgage	367,819	304,675
Real estate - construction	115,326	119,543
Consumer	50,853	40,842
Lease financing	12,450	19,257
	800,829	682,080
Allowance for loan and lease losses	(10,388)	(8,872)
Unearned net loan fees	(1,960)	(3,167)

	$788,481	$670,041

The majority of the Company’s lending and leasing activities are with customers located in the Denver metropolitan area and the Phoenix metropolitan area.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000
	(in thousands)

Balance, beginning of period	$9,166	$6,314	$3,696
New loans	17,716	10,805	12,259
Principal paydowns and payoffs	(16,815)	(7,953)	(9,641)

Balance, end of period	$10,067	$9,166	$6,314

Transactions in the allowance for loan and lease losses are summarized as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)

Balance, beginning of year	$8,872	$6,819	$5,171
Provision for loan and lease losses	2,590	2,362	2,086
	11,462	9,181	7,257

Loans charged off, net of recoveries of $521, $105 and $59 for 2002, 2001 and 2000, respectively	(1,074)	(309)	(438)

Balance, end of year	$10,388	$8,872	$6,819

The recorded investment in loans that are considered to be impaired under SFAS No. 114 as amended by SFAS No. 118 (all of which were on a non-accrual basis) was $2,434,000 and $2,206,000 at December 31, 2002 and 2001, respectively (all of which have a related allowance for loan and lease loss).  The allowance for loan and lease losses applicable to impaired loans was $900,000 and $825,000 at December 31, 2002 and 2001, respectively.  Interest income on average impaired loans of $3,334,000, $1,367,000 and $732,000, during 2002, 2001 and 2000, respectively was not material.  The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2002, 2001 and 2000.

5.             INVESTMENT IN LEASES

The Company is the lessor of equipment under agreements expiring in various future years.  Certain of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

Property leased or held for lease to others under operating leases consists of the following:

	2002	2001
	(in thousands)

Equipment	$1,029	$4,173
Unamortized initial direct costs	6	21
	1,035	4,194
Accumulated depreciation	(592)	(2,747)

Total	$443	$1,447

The Company’s net investment in direct financing leases consists of the following at December 31, 2002 and 2001:

	2002	2001
	(in thousands)

Minimum lease payments receivable	$12,086	$19,002
Unamortized initial direct costs	262	233
Estimated unguaranteed residual values	178	310
Unearned income	(493)	(1,643)

Total	$12,033	$17,902

At December 31, 2002, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

	Direct Financing Leases	Operating Leases
	(in thousands)

2003	$4,636	$264
2004	3,039	31
2005	1,627	—
2006	1,197	—
2007	1,143	—
Thereafter	444	—

Total	$12,086	$295

6.             PREMISES AND EQUIPMENT

The major classes of premises and equipment are summarized as follows at December 31:

	2002	2001
	(in thousands)

Leasehold improvements	$3,302	$2,806
Furniture, fixtures, and equipment	10,442	7,870
	13,744	10,676
Accumulated depreciation	(8,407)	(6,713)

Total	$5,337	$3,963

7.             GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1, the Company adopted SFAS No. 142 in January 2002, which requires companies to cease amortizing goodwill and certain intangible assets.  SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.  The Company commenced its annual review in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds it estimated fair value.  The Company’s reporting units are generally consistent with the operating segments identified in Note 17.  The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology.  At December 31, 2002, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.

A summary of goodwill and total assets by operating segment at December 31, 2002 is as follows:

	Goodwill	Total Assets
	(in thousands)

Colorado Business Bank	$4,360	$909,394
Arizona Business Bank	255	196,486
Investment Banking Services	3,486	5,532
Other Fee Based Services	240	2,303
Corporate	—	4,934

Total	$8,341	$1,118,649

The reported 2001 and 2000 results do not reflect the provisions of SFAS No. 142 which eliminated the amortization of goodwill.  Had SFAS No. 142 been effective at January 1, 2000, net income and basic and diluted earnings per share for the years ended December 31, 2001 and 2000 would have been as follows:

	Year Ended December 31,
	(in thousands, except per share amounts)
	2001			2000
	Net Income	Earnings Per Basic Common Share	Earnings Per Diluted Common Share	Net Income	Earnings Per Basic Common Share	Earnings Per Diluted Common Share

Net income, as reported	$8,929	$0.70	$0.66	$8,124	$0.64	$0.62
Add: goodwill amortization	439	0.03	0.03	439	0.03	0.03

Adjusted	$9,368	$0.73	$0.69	$8,563	$0.67	$0.65

At December 31, 2002 and 2001, the Company’s intangible assets and related accumulated amortization consisted of the following:

	2002			2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)

Intangible assets subject to amortization:
Customer list	$293	$(86)	$207	$293	$(12)	$281
Lease premium	216	(133)	83	216	(66)	150
Customer contracts and relationships	236	(37)	199	60	(12)	48

Total	$745	$(256)	$489	$569	$(90)	$479

On July 1, 2002, CoBiz Insurance, Inc. purchased the book of business of an insurance brokerage operation in the Denver, Colorado metropolitan area.  The initial purchase price payment and acquisition costs of $176,000 have been allocated to customer contracts and relationships and will be amortized over its useful life of 6 years.  The Company recorded amortization expense related to intangible assets of $166,000, $58,000 and $3,000 during the years ended December 31, 2002, 2001 and 2000, respectively.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

(in thousands)

2003	$191
2004	141
2005	82
2006	30
2007	29

Total	$473

8.             CERTIFICATES OF DEPOSIT

The composition of certificates of deposit is as follows:

	2002	2001
	(in thousands)

Less than $100,000	$117,155	$80,667
$100,000 and more	213,919	167,215

	$331,074	$247,882

Related interest expense is as follows:

	2002	2001	2000
	(in thousands)

Less than $100,000	$4,375	$4,620	$2,979
$100,000 and more	5,523	8,122	7,312

	$9,898	$12,742	$10,291

Maturities of certificates of deposit of $100,000 and more are as follows:

December 31, 2002
(in thousands)

Remaining maturity:
Less than three months	$116,703
Three months up to six months	48,277
Six months up to one year	29,088
One year and over	19,851

$213,919

9.             BORROWED FUNDS

The Company has advances and a line of credit from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 2.29% to 6.89%.  Advances are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2002 the FHLB advances are collateralized by loans of $164,892,000.

Aggregate annual maturities of advances are as follows:

(in thousands)

2003	$30,140
2004	140
2005	140
2006	140
Total	$30,560

Securities sold under agreements to repurchase are summarized as follows:

	December 31,
	2002	2001
	(in thousands)

Securities (principally mortgage-backed securities) with an estimated fair value of $151,739 in 2002 and $97,822 in 2001	$115,517	$83,596

The Company enters into sales of securities under agreements to repurchase.  The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition.  Securities sold under agreements to repurchase averaged $108,719,000 and $76,068,000 and the maximum amounts outstanding at any month-end during 2002 and 2001 were $135,408,000 and $94,480,000, respectively.  At December 31, 2002, the weighted average interest rate was 1.05%.

Maturities of repurchase agreements are summarized as follows at December 31, 2002:

(in thousands)

Overnight	$110,517
Up to 30 days	5,000

$115,517

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $102,000,000.  In addition, the Company may apply for up to $63,200,000 of State of Colorado time deposits.  There were no amounts outstanding under any of these lines at December 31, 2002 and 2001.

10.          COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

In June 2000, the Company created a wholly-owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the “Trust”).  The Trust issued $20,000,000 of 10.0% trust preferred securities and invested the proceeds thereof in 10.0% junior subordinated debentures of CoBiz Inc.  The securities provide cumulative distributions at a 10% annual rate and the Company records the distributions in interest expense on the consolidated statement of income.  The junior subordinated debentures will mature and the capital securities must be redeemed on June 30, 2030, which date may be shortened to a date not earlier that June 30, 2005, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of the trust preferred securities.  In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

11.          INCOME TAXES

The components of consolidated income tax expense are as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)

Current tax expense	$6,832	$7,470	$5,822
Deferred tax benefit	(155)	(1,635)	(598)

Total	$6,677	$5,835	$5,224

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes.  The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.  The net change related to investment securities available for sale is included in other comprehensive income.  The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets are as follows:

	December 31,
	2002	2001
	(in thousands)

Deferred tax assets:
Allowance for loan and lease losses	$3,921	$3,299
Direct financing leases	1,737	1,435
Deferred loan fees	508	774
Vacation and other accrued liabilities	176	106
Debt issuance costs	154	87
Other	290	271

Total deferred tax assets	6,786	5,972

Deferred tax liabilities:
Premises and equipment	1,796	565
Sale of assets	—	542
Unrealized gain on investment securities available for sale	1,657	687
Deferred initial direct lease costs	350	418
Prepaid assets	384	409
Other	62	—

Total deferred tax liabilities	4,249	2,621

Net deferred tax assets	$2,537	$3,351

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2002	2001	2000
	(in thousands)

Computed at the statutory rate (35%)	$6,196	$5,167	$4,589
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(168)	(114)	(23)
Goodwill and intangible amortization	23	171	154
State income taxes, net of federal income tax effect	504	443	405
Merger related costs	87	—	—
Meals and entertainment	44	43	35
Other	(9)	125	64

Actual tax provision	$6,677	$5,835	$5,224

12.          SHAREHOLDERS’ EQUITY

Preferred Stock - The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares.  All outstanding preferred stock was redeemed in 1998.

Stock Options — The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company.  The term of all options issued may not exceed ten years.

The 1995 Incentive Stock Option Plan (the “1995 Plan”) authorizes the issuance of 296,888 shares of Common Stock.   One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant.  Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant.  Shares available for grant at December 31, 2002 totaled 1,464.

The 1997 Incentive Stock Option Plan (the “1997 Plan”) reserves 151,554 shares for issuance at not less than the market value of the Company’s stock at the date of grant.  The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years.  Shares available for grant at December 31, 2002 totaled 24,771.

The 1998 Stock Incentive Plan (the “1998 Plan”) reserves 637,500 shares of Common Stock for issuance, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 33,750 shares of Common Stock.  The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant.  The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date.  Shares available for grant at December 31, 2002 totaled 18,576.

The 2002 Equity Incentive Plan (the “2002 Plan”) reserves 650,000 shares of Common Stock.  Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and determine the manner and times at which the options shall be exercisable.  Shares available for grant at December 31, 2002 totaled 318,959.

As part of the acquisition of First Capital, CoBiz assumed 365,605 shares of Common Stock that had been issued but not exercised under the First Capital Stock Incentive Plan (the “First Capital Plan”).  The options issued under the First Capital Plan vest 25% per year for the first two years and 50% in the third year.  No additional shares under the First Capital Plan will be granted.

The following is a summary of changes in shares under option:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,149,125	$7.64	1,102,849	$5.94	1,000,278	$5.17
Granted	400,699	16.49	260,901	12.62	191,945	9.06
Exercised	84,771	5.38	165,349	3.54	54,677	2.01
Forfeited	38,050	11.84	49,276	9.87	34,697	7.12

Outstanding, end of year	1,427,003	$10.16	1,149,125	$7.64	1,102,849	$5.94

Options exercisable, end of year	947,282	$8.07	665,175	$5.30	670,979	$4.66

The following is a summary of Company’s stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price

$1.41 - $3.50	321,367	$2.71	3.81	321,367	$2.71
$4.62 - $8.92	252,123	6.79	6.43	205,806	6.50
$10.00 - $12.90	387,212	11.32	6.96	255,774	11.11
$13.45 - $15.90	254,051	14.98	9.20	134,335	15.32
$16.00 - $18.10	212,250	17.53	9.47	30,000	18.00

	1,427,003	$10.16	6.93	947,282	$8.07

The Company has elected to continue to account for its stock options using the intrinsic value method prescribed by APB 25 and related interpretations.  Accordingly, no compensation cost has been recognized for its stock option plans.  The Company estimated the fair value of options granted in 2002, 2001 and 2000 to be $1,582,000, $1,004,000 and $339,000, respectively using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.49%	4.40%	5.03%
Expected dividend yield	1.25	1.33	1.53
Expected life (years)	5	5	5
Expected volatility	30.01%	32.57%	33.04%

In connection with the Company’s initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 150,000 shares of Common Stock (the “Warrant”).  The Warrant was exercisable at a price equal to 120% of the initial public offering price ($9.60 per share).  The Warrant was exercisable commencing one year from the date of the offering and remained exercisable for a period of four years after such date.  The Warrant included a net exercise provision pursuant to which the holder could convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of the conversion.  During 2002 and 2001, 120,000 and 30,000 shares, respectively were exercised, pursuant to the net exercise provision, resulting in the issuance of 63,016 shares of common stock.

For federal income tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock.  During 2002, the Company recognized a tax benefit of $348,000 related to the exercise of non-qualified stock options as a component of paid-in capital.

Dividends — At December 31, 2002, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank.  At December 31, 2002, the Bank could have paid total dividends to the Company of approximately $12,095,000, without prior regulatory approval.

Stock Dividend — On July 18, 2001, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001.  As a result of the dividend, 4,320,371 additional shares of CoBiz common stock were issued, with fractional shares paid in cash.  All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

Earnings Per Share — Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	2002	2001	2000
	(in thousands except per share amounts)

Income available to common shareholders	$11,027	$8,929	$8,124

Plus: Income impact of assumed conversions: Convertible CoBiz GMB, Inc. Class B shares	(6)	3	—

Income available to common shareholders plus assumed conversions	$11,021	$8,932	$8,124

Weighted average shares outstanding - basic earnings per share	13,195,129	12,815,392	12,607,887

Effect of dilutive securities - stock options	584,338	624,087	460,464

Weighted average shares outstanding - diluted earnings per share	13,779,467	13,439,479	13,068,351

As of December 31, 2002, 2001 and 2000, 367,052, 86,739 and 70,826 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

Employee Stock Purchase Plan — In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount.  In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock.  The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company.  During the years ended December 31, 2002, 2001 and 2000, 26,695, 18,491 and 8,187 shares, respectively were issued.

13.          COMMITMENTS AND CONTINGENCIES

Employee Profit Sharing Trust — The Company has a defined contribution pension plan covering substantially all employees.  Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan.  Employer contributions charged to expense for 2002, 2001 and 2000, were $734,000, $490,000 and $334,000, respectively.

Lease Commitments — The Company has various operating lease agreements for office space.  Most of the leases are subject to rent escalation provisions in subsequent years, and have renewal options at the end of the initial lease terms.  Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $2,567,000, $1,966,000 and $1,464,000, respectively.  In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed.  As of December 31, 2002, one director has a remaining interest in the building.  Rent expense for the related party lease for the years ended December 31, 2002, 2001, and 2000 was $1,225,000, $896,000 and $588,000, respectively.  The Company’s corporate office lease expires June 30, 2011.  Future minimum lease payments at December 31, 2002 under all noncancelable operating leases are as follows:

(in thousands)

2003	$2,650
2004	2,529
2005	2,448
2006	2,165
2007	1,988
Thereafter	6,599

Total	$18,379

Financial Instruments with Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements.  These financial instruments include commitments to extend credit and stand-by letters of credit.  The Company had the following commitments at December 31, 2002:

(in thousands)

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$235,978

Commitments to fund consumer loans: Personal lines of credit and equity lines	$23,636

Overdraft protection plans	$9,541

Letters of credit	$24,332

The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time.  The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments.  As such, the Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments.  However, the Company applies the same credit policies, standards and ongoing reassessments in making commitments and conditional obligations as they do for loans.  In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans.  Additional risk associated with providing these commitments arise when they are drawn upon, such as the demands on liquidity the Bank would experience if a significant portion were drawn down at the same time.  However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

Employment Contracts — Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits.  In addition, severance is provided in the event of termination for other than cause and under certain changes in control a lump sum payment is required.

Other Matters— The Company is involved in various lawsuits which have arisen in the normal course of business.  It is management’s opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

14.          REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2002 and 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and the Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2002 and 2001:

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
At December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage amounts)
Company
Total capital (to risk weighted assets)	$100,869	11.9%	$67,810	8.00%	N/A	N/A
Tier I capital (to risk weighted assets)	90,481	10.7%	33,905	4.00%	N/A	N/A
Tier I capital (to average assets)	90,481	8.3%	43,839	4.00%	N/A	N/A

Bank
Total capital (to risk weighted assets)	$91,295	10.7%	$68,087	8.00%	$85,103	10.00%
Tier I capital (to risk weighted assets)	80,907	9.5%	34,044	4.00%	51,062	6.00%
Tier I capital (to average assets)	80,907	7.4%	43,746	4.00%	54,682	5.00%

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
At December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage amounts)
Company
Total capital (to risk weighted assets)	$89,875	12.2%	$59,199	8.0%	N/A	N/A
Tier I capital (to risk weighted assets)	81,003	11.0%	29,599	4.0%	N/A	N/A
Tier I capital (to average assets)	81,003	9.0%	35,861	4.0%	N/A	N/A

Bank
Total capital (to risk weighted assets)	$83,183	11.3%	$58,998	8.0%	$73,748	10.0%
Tier I capital (to risk weighted assets)	74,311	10.1%	29,499	4.0%	44,249	6.0%
Tier I capital (to average assets)	74,311	8.2%	36,235	4.0%	45,294	5.0%

15.          COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated which consists solely of unrealized gains on available for sale securities, net of tax.

	2002	2001	2000
	(in thousands)

Other comprehensive income, before tax	$2,542	$1,318	$2,522

Tax expense related to items of other comprehensive income	(969)	(502)	(954)

Other comprehensive income, net of tax	$1,573	$816	$1,568

16.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$33,252	$33,252	$18,879	$18,879
Investment securities available for sale	262,237	262,237	202,183	202,183
Investment securities held to maturity	2,245	2,282	3,121	3,176
Other investments	7,806	7,806	6,595	6,595
Loans and leases, net	788,481	800,488	670,041	682,960
Accrued interest receivable	3,893	3,893	3,612	3,612

Financial liabilities:
Deposits	856,965	808,746	655,192	616,110
Federal funds purchased	8,700	8,700	5,000	5,000
Securities sold under agreements to repurchase	115,517	115,517	83,596	83,596
Advances from the Federal Home Loan Bank	30,560	30,692	86,200	86,204
Accrued interest payable	743	743	1,109	1,109
Company obligated mandatorily redeemable preferred securities of a subsidiary trust	20,000	20,444	20,000	21,210

The estimation methodologies utilized by the Company are summarized as follows:

Cash and Due from Banks — The carrying amount of cash and due from banks is a reasonable estimate of fair value.

Investment Securities — For investment securities, fair value equals the quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

Other Investments — The estimated fair value of other investments approximates their carrying value.

Loans and Leases — The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  In computing the estimate of fair value for all loans and leases, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

Accrued Interest Receivable/Payable — The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Deposits — The fair value of demand deposits, NOW and money market deposits and savings accounts, is estimated by discounting the expected life of each deposit category at an index of the Federal Home Loan Bank advance rate curve.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Federal Funds Purchased/Federal Funds Sold — The estimated fair value of variable rate federal funds approximates their carrying value.

Securities Sold under Agreements to Repurchase and Advances from the Federal Home Loan Bank — Estimated fair value is based on discounting cash flows for comparable instruments.

Company Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust — The fair value of company obligated mandatorily redeemable preferred securities is calculated at the quoted market price.

Commitments to Extend Credit and Standby Letters of Credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2002 and 2001.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.          SEGMENTS

The Company’s principal activities include commercial banking and investment banking services, other fee based services (insurance and private asset management) and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail.  ABB represents the first step in implementing the Company’s strategy for expansion into geographic markets outside of Colorado. ABB is based in Phoenix, Arizona and has one branch office in Surprise, Arizona, a suburb of Phoenix near Sun City and a branch office in Tempe, Arizona.

The investment banking services segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

The other fee based services segment includes the activities of CoBiz Connect, Inc., CoBiz Insurance, Inc. and CoBiz Private Asset Management.  CoBiz Connect, Inc. provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz Private Asset Management is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services and estate administration services.

Corporate support and other consist of activities that are not directly attributable to the other reportable segments.  Included in this category are the activities of Leasing, centralized bank operations, the

Company’s treasury function (i.e., investment management and wholesale funding), and activities of Parent and Colorado Business Bankshares Capital Trust I.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

For the year ended December 31, 2002	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Other Fee Based Services	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$48,054	$8,967	$18	$27	$5,519	$62,585
Total interest expense	9,823	3,324	6	1	5,193	18,347
Provision for loan and lease losses	1,054	510	—	—	1,026	2,590
Noninterest income	3,096	389	2,781	2,343	1,047	9,656
Depreciation and amortization	1,584	115	118	53	758	2,628
Income tax expense (benefit)	11,773	675	(152)	(20)	(5,599)	6,677
Net income (loss)	13,743	60	(294)	(189)	(2,293)	11,027
Capital expenditures	2,560	359	160	53	218	3,350

At December 31, 2002

Balance sheet:
Identifiable assets	$909,394	$196,486	$5,532	$2,303	$4,934	$1,118,649

For the year ended December 31, 2001	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Other Fee Based Services	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$46,533	$9,192	$18	$25	$6,122	$61,890
Total interest expense	16,490	4,671	—	3	5,224	26,388
Provision for loan and lease losses	1,726	446	—	—	190	2,362
Noninterest income	2,222	771	2,781	1,776	870	8,420
Depreciation and amortization	3,079	120	20	24	62	3,305
Noninterest expense	8,158	2,695	1,594	2,142	12,204	26,793
Income tax expense (benefit)	8,693	850	93	(124)	(3,677)	5,835
Net income (loss)	8,172	1,301	1,112	(277)	(1,379)	8,929
Capital expenditures	1,383	128	—	—	215	1,726

At December 31, 2001

Balance sheet:
Identifiable assets	$771,925	$129,562	$5,459	$1,297	$17,167	$925,410

For the year ended December 31, 2000	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Other Fee Based Services	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$44,817	$8,328	$—	$35	$1,723	$54,903
Total interest expense	17,892	4,030	—	—	2,618	24,540
Provision for loan and lease losses	1,472	373	—	—	241	2,086
Noninterest income	1,743	312	—	1,368	2,322	5,745
Depreciation and amortization	1,492	133	—	16	1,710	3,351
Income tax expense (benefit)	5,602	721	—	(98)	(1,001)	5,224
Net income (loss)	8,013	1,191	—	20	(1,100)	8,124
Capital expenditures	1,078	10	—	66	91	1,245

At December 31, 2000

Balance sheet:
Identifiable assets	$605,645	$106,314	$—	$1,111	$26,394	$739,464

18.          RELATED PARTY TRANSACTIONS

The Company’s corporate insurance, including property, auto, director and officer and umbrella coverage, is arranged through its insurance brokerage subsidiary, CoBiz Insurance, Inc.  The Company also utilizes its subsidiary, CoBiz Connect, Inc. as an agent for its medical and dental insurance and 401(k) administration.  In its capacity as agent for the Company during 2002, 2001 and 2000, CoBiz Insurance, Inc. recognized commissions of $20,324, $27,911 and $0, respectively.  CoBiz Connect, Inc. also recognized commissions during 2002, 2001 and 2000 of $60,685, $42,875 and $12,785, respectively.  The commissions received by both CoBiz Insurance, Inc. and CoBiz Connect, Inc. were from the third parties who underwrote the plans.

19.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years:

	For the Quarter Ended
	(In thousands, except per share amounts) (2)
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

Interest income	$16,211	$16,058	$15,611	$14,705	$15,091	$15,911	$15,286	$15,602
Interest expense	4,500	4,609	4,521	4,717	5,458	6,593	5,900	7,437
Net interest income	11,711	11,449	11,090	9,988	9,633	9,318	8,386	8,165
Net income	2,783	2,483	3,190	2,571	2,568	2,318	2,369	1,674

Earnings per share - basic (1)	$0.21	$0.19	$0.24	$0.20	$0.20	$0.18	$0.19	$0.13

Earnings per share - diluted (1)	$0.20	$0.18	$0.23	$0.19	$0.19	$0.17	$0.18	$0.13
Cash dividends declared per common share (1)	$0.050	$0.050	$0.045	$0.045	$0.045	$0.045	$0.040	$0.040

(1)      Basic and diluted earnings per share and cash dividends declared per common share for the quarter ended March 31, 2001 differ from the amounts filed in the March 31, 2001 10-Q as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at July 30, 2001, payable August 13, 2001.  The per share amounts above have been changed to give retroactive effect to the stock split.

(2)      All quarters have been restated to present the combined financial information of acquisitions accounted for using the pooling of interests method.

20.          SUBSEQUENT EVENT

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the trust preferred securities to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  The interest rate swap is a derivative financial instrument and has been designated as a fair value hedge of the trust preferred securities.  Because the critical terms of the interest rate swap match the term of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

In January 2003, the Board of Directors approved a change in the Bank’s name from American Business Bank, N.A. to CoBiz Bank, N.A.  The name change is expected to be effective in May 2003.

* * * * * *