Form 10-Q
period 2003-03-31
COBIZ INC
filed 2003-05-14
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

(303) 293-2265
(Registrant’s telephone number, including area code)

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

Yes    ☒                                                    No   ☐

There were 13,645,465 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 21, 2003.

CoBiz Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

March 31, 2003 and December 31, 2002

(unaudited)

	March 31, 2003	December 31, 2002
	(in thousands)

ASSETS
Cash and due from banks	$39,169	$33,252
Investments:
Investment securities available for sale (cost of $274,667 and $257,888, respectively)	278,413	262,237
Investment securities held to maturity (fair value of $2,118 and $2,282, respectively)	2,069	2,245
Other investments	7,826	7,806
Total investments	288,308	272,288
Loans and leases, net	806,883	788,481
Goodwill	8,341	8,341
Intangible assets	443	489
Investment in operating leases	125	443
Premises and equipment, net	5,477	5,337
Accrued interest receivable	4,032	3,893
Deferred income taxes	2,535	2,537
Other	3,937	3,588
TOTAL ASSETS	$1,159,250	$1,118,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$260,329	$212,987
NOW and money market	292,738	305,954
Savings	8,291	6,950
Certificates of deposit	327,360	331,074
Total deposits	888,718	856,965
Federal funds purchased	7,800	8,700
Securities sold under agreements to repurchase	128,839	115,517
Advances from Federal Home Loan Bank	25,560	30,560
Accrued interest and other liabilities	4,639	4,900
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	19,882	20,000
Total liabilities	1,075,438	1,036,642

Minority Interests	—	3

Shareholders’ equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,305,885 and 113,271,999 issued and outstanding, respectively	133	133
Additional paid-in capital	46,479	46,284
Retained earnings	34,882	32,895
Accumulated other comprehensive income net of income tax of $1,428 and $1,657, respectively	2,318	2,692
Total shareholders’ equity	83,812	82,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,159,250	$1,118,649

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2003	2002
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$12,742	$12,049
Interest and dividends on investment securities:
Taxable securities	2,824	2,510
Nontaxable securities	71	64
Dividends on securities	67	73
Federal funds sold and other	4	9
Total interest income	15,708	14,705
INTEREST EXPENSE:
Interest on deposits	2,922	3,442
Interest on short-term borrowings and FHLB advances	553	775
Interest on mandatorily redeemable preferred securities of subsidiary trust	309	500
Total interest expense	3,784	4,717
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	11,924	9,988
Provision for loan and lease losses	418	588
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,506	9,400
NONINTEREST INCOME:
Service charges	611	530
Operating lease income	36	261
Trust and fiduciary fees	198	160
Insurance revenue	516	296
Investment banking revenues	182	501
Other income	362	622
Total noninterest income	1,905	2,370
NONINTEREST EXPENSE:
Salaries and employee benefits	5,743	4,470
Occupancy expenses, premises and equipment	1,739	1,380
Depreciation on leases	43	219
Amortization of intangibles	46	35
Other	1,687	1,490
Total noninterest expense	9,258	7,594
MINORITY INTERESTS	(3)	(3)
INCOME BEFORE INCOME TAXES	4,156	4,179
Provision for income taxes	1,501	1,608
NET INCOME	$2,655	$2,571

UNREALIZED DEPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	(374)	(608)
COMPREHENSIVE INCOME	$2,281	$1,963

EARNINGS PER SHARE:
Basic	$0.20	$0.20
Diluted	$0.19	$0.19

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,655	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	136	95
Depreciation and amortization	732	690
Provision for loan and lease losses	418	588
Deferred income taxes	232	(438)
Minority interests	(3)	(3)
Gain on sale of premises and equipment	(65)	(7)
Changes in:
Accrued interest receivable	(139)	(237)
Other assets	(402)	508
Accrued interest and other liabilities	(378)	1,016
Net cash provided by operating activities	3,186	4,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(20)	(2)
Purchase of investment securities available for sale	(39,143)	(16,030)
Maturities of investment securities held to maturity	174	246
Maturities of investment securities available for sale	22,229	20,512
Loan and lease originations and repayments, net	(18,815)	(30,113)
Purchase of premises and equipment	(925)	(325)
Proceeds from sale of premises and equipment	529	17
Net cash used in investing activities	(35,971)	(25,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	35,467	22,564
Net (decrease) increase in certificates of deposit	(3,714)	26,545
Net (decrease) increase in federal funds purchased	(900)	1,150
Net increase in securities sold under agreements to repurchase	13,322	13,014
Advances from the Federal Home Loan Bank	190,000	170,500
Repayments of advances from the Federal Home Loan Bank	(195,000)	(205,500)
Proceeds from exercise of stock options	195	84
Dividends paid on common stock	(668)	(594)
Net cash provided by financing activities	38,702	27,763
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,917	6,851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,252	18,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	39,169	25,730

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  Financial Designs, Ltd. (“FDL”, formerly CoBiz Connect, Inc.), CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”), and CoBiz GMB, Inc. (98% owned).  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market area under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, one in Edwards, Colorado, and four in the Phoenix Metropolitan area.  Leasing provides equipment leasing primarily to mid-market companies.  FDL provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2.                                      ACQUISITIONS

On April 1, 2003, the Company acquired Alexander Capital Management Group, Inc. (“ACMG”), an SEC registered investment adviser firm based in Denver, Colorado. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that we formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC (“ACMG LLC”).

On April 14, 2003, the Company acquired Financial Designs Ltd. (“FDL”), a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that has provided employee benefits consulting services since 2000.  The surviving corporation will continue to use the FDL name.

3.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share is as follows:

	Three months ended March 31,
	2003	2002
	(in thousands, except share amounts)
Income available to common shareholders	$2,655	$2,571
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	(3)	(3)
Income available to common shareholders plus assumed conversions	$2,652	$2,568

Weighted average shares outstanding - basic earnings per share	13,282,225	13,139,434

Effect of dilutive securities - stock options	479,661	632,186

Weighted average shares outstanding - diluted earnings per share	13,761,886	13,771,620

As of March 31, 2003 and 2002, 455,665 and 1,194 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 5.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective October 1, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.”  This Statement provides guidance on the accounting for the acquisition of a financial institution.  SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective December 15, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that fair value of options granted during the year are amortized over the vesting period):

	Three months ended March 31,
	2003	2002

Net income, as reported	$2,655	$2,571
Less: stock-based compensation determined under the fair value method	(208)	(253)
Pro forma net income	$2,447	$2,318
Earnings per share:
As reported - basic	$0.20	$0.20
As reported - diluted	$0.19	$0.19
Pro forma - basic	$0.18	$0.18
Pro forma - diluted	$0.18	$0.17

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Company.  The Company enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
	2003	2002
	(in thousands)
Other comprehensive income, before tax:
Unrealized loss on available for sale securities arising during the period	$(604)	$(982)

Tax benefit related to items of other comprehensive income	230	374

Other comprehensive income, net of tax	$(374)	$(608)

6.                                      Goodwill and Intangible Assets

As discussed in Note 3, the Company adopted SFAS No. 142 in January 2002, which requires companies to stop amortizing goodwill and certain intangible assets.  Instead, SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.

Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments identified in Note 8.  The Company estimates the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow analysis.  As of the most recent annual evaluation, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.

A summary of goodwill and total assets by operating segment as of March 31, 2003 is as follows:

	March 31, 2003
	Goodwill	Total Assets
	(in thousands)
Colorado Business Bank	$4,360	$934,956
Arizona Business Bank	255	213,367
Investment Banking Services	3,486	4,497
Other Fee Based Services	240	2,234
Corporate Support and Other	—	4,196

Total	$8,341	$1,159,250

As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2003			December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Customer list	$293	$(104)	$189	$293	$(86)	$207
Lease premium	216	(149)	67	216	(133)	83
Customer contracts and relationships	236	(49)	187	236	(37)	199

Total	$745	$(302)	$443	$745	$(256)	$489

The Company recorded amortization expense of $46,000 related to intangible assets during the three months ended March 31, 2003, compared to $35,000 (excluding goodwill) in the same period of 2002.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2004	$141
2005	82
2006	30
2007	29
2008	15
Total	$297

7.                                      Derivatives

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the trust preferred securities to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  The interest rate swap is a derivative financial instrument and has been designated as a fair value hedge of the trust preferred securities.  Because the critical terms of the interest rate swap match the term of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.  The fair market value of the swap totaling $118,000 at March 31, 2003 is included in Accrued Interest and Other Liabilities in the Consolidated Statement of Condition.

8.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, other fee based services (which includes insurance and private asset management) and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including six in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail. ABB is based in Phoenix, Arizona and has branch offices in Surprise, Tempe and Scottsdale, Arizona.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

The other fee based services segment includes the activities of Financial Designs, Ltd., CoBiz Insurance, Inc. and CoBiz Private Asset Management. Financial Designs, Ltd., provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small- and medium-sized businesses and individuals. CoBiz Private Asset Management is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services and estate administration services.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	For the three months ended March 31, 2003
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Other Fee Based Services	Corporate Support and Other	Consolidated
	(in thousands)
Income statement
Total interest income	$12,111	$3,016	$2	$6	$573	$15,708
Total interest expense	2,163	687	—	—	934	3,784
Net interest income	9,948	2,329	2	6	(361)	11,924
Provision for loan and lease losses	243	175	—	—	—	418
Net interest income after provision for loan and lease losses	9,705	2,154	2	6	(361)	11,506
Noninterest income	717	138	186	720	144	1,905
Noninterest expense and minority interest	2,650	1,204	830	611	3,960	9,255
Income before income taxes	7,772	1,088	(642)	115	(4,177)	4,156
Provision for income taxes	2,900	413	(243)	44	(1,613)	1,501
Net income before management fees and overhead allocations	$4,872	$675	$(399)	$71	$(2,564)	$2,655
Management fees and overhead allocations, net of tax	1,806	360	16	59	(2,241)	—
Net income	$3,066	$315	$(415)	$12	$(323)	$2,655

	At March 31, 2003
Balance sheet
Total assets	$934,956	$213,367	$4,497	$2,234	$4,196	$1,159,250
Total gross loans and leases	657,422	155,892	—	—	4,355	817,669
Total deposits and customer repurchase agreements	838,098	178,989	—	470	—	1,017,557

	For the three months ended March 31, 2002
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Other Fee Based Services	Corporate Support and Other	Consolidated
	(in thousands)
Income statement
Total interest income	$11,166	$1,963	$3	$6	$1,567	$14,705
Total interest expense	2,553	869	—	—	1,295	4,717
Net interest income	8,613	1,094	3	6	272	9,988
Provision for loan and lease losses	279	135	—	—	174	588
Net interest income after provision for loan and lease losses	8,334	959	3	6	98	9,400
Noninterest income	941	96	501	458	374	2,370
Noninterest expense	2,251	785	701	521	3,333	7,591
Income before income taxes	7,024	270	(197)	(57)	(2,861)	4,179
Provision for income taxes	2,675	102	(71)	(21)	(1,077)	1,608
Net income before management fees and overhead allocations	$4,349	$168	$(126)	$(36)	$(1,784)	$2,571
Management fees and overhead allocations, net of tax	1,173	217	9	33	(1,432)	—
Net income	$3,176	$(49)	$(135)	$(69)	$(352)	$2,571

	At March 31, 2002
Balance sheet
Total assets	$793,295	$142,090	$1,250	$1,121	$18,393	$956,149
Total gross loans and leases	592,351	108,457	—	—	12,083	712,891
Total deposits and customer repurchase agreements	666,205	119,515	—	758	—	786,478

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002.

For a discussion of the segments included in our principal activities, see Note 7 of Notes to Consolidated Financial Statements.

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

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 in our Form 10-K for the year ended December 31, 2002, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The following table sets forth the balance of loans and leases and deposits as of March 31, 2003, December 31, 2002 and March 31, 2002 (in thousands):

	March 31, 2003		December 31, 2002		March 31, 2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Total Loans and Leases:
Commercial	$255,168	31.6%	$254,389	32.3%	$226,486	32.2%
Real estate – mortgage	371,781	46.1%	366,841	46.5%	323,015	45.9%
Real estate – construction	126,486	15.7%	114,753	14.6%	109,031	15.5%
Consumer	52,019	6.4%	50,853	6.4%	37,823	5.4%
Municipal leases	7,860	1.0%	6,219	0.8%	4,463	0.6%
Small business leases	4,355	0.5%	5,814	0.7%	12,073	1.7%
Loans and leases	$817,669	101.3%	$798,869	101.3%	$712,891	101.3%
Less allowance for loan and lease losses	(10,786)	(1.3)%	(10,388)	(1.3)%	(9,317)	(1.3)%
Net loans and leases	$806,883	100.0%	$788,481	100.0%	$703,574	100.0%

Total Deposits and Customer Repurchase Agreements
NOW and money market accounts	$292,739	28.8%	$305,954	31.5%	$256,953	32.7%
Savings	8,291	0.8%	6,950	0.7%	7,190	0.9%
Certificates of deposit under $100,000	136,260	13.4%	117,155	12.0%	107,989	13.7%
Certificates of deposit $100,000 and over	191,099	18.8%	213,919	22.0%	166,437	21.2%
Total interest-bearing deposits	$628,389	61.8%	$643,978	66.2%	$538,569	68.5%
Noninterest-bearing demand deposits	260,329	25.6%	212,987	21.9%	165,732	21.1%
Customer repurchase agreements	128,839	12.6%	115,517	11.9%	82,177	10.4%
Total deposits and customer repurchase agreements	$1,017,557	100.0%	$972,482	100.0%	$786,478	100.0%

Our total assets increased by $40.6 million to $1.16 billion as of March 31, 2003, from $1.12 billion as of December 31, 2002. A consistent focus on internal growth allowed our loan and lease portfolio (net) to increase by $18.4 million, to $806.9 million as of March 31, 2003, from $788.5 million at December 31, 2002. Total investments were $288.3 million as of March 31, 2003, compared to $272.3 million as of December 31, 2002. The increase in investments was driven by strong growth in deposits and customer repurchase agreements.

Deposits increased by $31.8 million to $888.7 million as of March 31, 2003, from $857.0 million as of December 31, 2002. Securities sold under agreements to repurchase were $128.8 million at March 31, 2003 and $115.5 million at December 31, 2002.  All of the repurchase agreements outstanding at March 31, 2003 were transacted on behalf of our customers and are not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to the bear market as investors have pulled out of equities and into safer harbors such as certificates of deposit, money market accounts and real estate.  An increased emphasis on deposit generation included in banker production goals has also impacted our deposit growth.

Advances from the Federal Home Loan Bank of Topeka (“FHLB”) were $25.6 million at March 31, 2003, compared to $30.6 million at December 31, 2002.  The decrease in FHLB borrowings was possible because of the strong deposit growth in the three months ended March 31, 2003.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
			Increase (decrease)
	2003	2002	Amount	%
	(in thousands)
Interest income	$15,708	$14,705	$1,003	7%
Interest expense	3,784	4,717	(933)	(20)%
Net interest income before provision for loan and lease losses	11,924	9,988	1,936	19%
Provision for loan and lease losses	418	588	(170)	(29)%
Net interest income after provision for loan and lease losses	11,506	9,400	2,106	22%
Noninterest income	1,905	2,370	(465)	(20)%
Noninterest expense and minority interests	9,255	7,591	1,664	22%
Income before income taxes	4,156	4,179	(23)	(1)%
Provision for income taxes	1,501	1,608	(107)	(7)%
Net income	$2,655	$2,571	$84	3%
Nonrecurring charges, net of tax	—	—	—	—
Reported net income	$2,655	$2,571	$84	3%

Net income was $2.7 million for the quarter ended March 31, 2003 compared to $2.6 million for the same period in 2002. Net interest income before provision for loan and lease losses increased by $1.9 million to $11.9 million for the quarter ended March 31, 2003, from $10.0 million for the quarter ended March 31, 2002. Earnings per share on a fully diluted basis for the first quarter were $0.19 for both 2003 and 2002.  Annualized return on average assets was 0.95% for the quarter ended March 31, 2003, versus 1.10% for the quarter ended March 31, 2002.  Annualized return on average common shareholders’ equity was 12.99% for the quarter ended March 31, 2003, versus 14.61% for the quarter ended March 31, 2002.

Net Interest Income

Net interest income before provision for loan and lease losses was $11.9 million for the quarter ended March 31, 2003, an increase of $1.9 million, or 19%, compared with the quarter ended March 31, 2002. Yields on our interest-earning assets decreased by 73 basis points to 5.81% for the three months ended March 31, 2003, from 6.54% for the three months ended March 31, 2002.  Yields paid on interest-bearing liabilities decreased by 80 basis points during this same period. The net interest margin was 4.47% for the quarter ended March 31, 2003, down slightly from 4.50% for the quarter ended March 31, 2002.

The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the 50 basis point decrease in the prime rate during the fourth quarter of 2002.  Mitigating the impact from the decrease in the prime rate was an interest rate swap the Company entered into in January of 2003.  The swap effectively converted our 10% fixed rate trust preferred securities into a variable rate liability based on a spread over three month LIBOR, for a combined rate of 5.61% at March 31, 2003.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the three months ended March 31, 2003 and 2002.

	For the three months ended March 31,
	Average balance	Interest earned or paid	Average yield or cost(1)	Average balance	Interest earned or paid	Average yield or cost(1)
	(in thousands)
ASSETS:
Federal funds sold and other	$824	$4	1.94%	$1,645	$9	2.19%
Investment securities(2)	281,762	2,962	4.20%	209,682	2,647	5.05%
Loans and leases(3)	809,182	12,742	6.30%	697,796	12,049	6.91%
Allowance for loan and lease losses	(10,547)	—		(9,166)	—
Total interest-earning assets	1,081,221	15,708	5.81%	899,957	14,705	6.54%
Noninterest-earning assets:
Cash and due from banks	31,599			26,265
Other	23,666			23,566
Total assets	$1,136,486			$949,788
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$294,835	$652	0.90%	$247,860	$873	1.43%
Savings	7,534	11	0.59%	6,606	13	0.80%
Certificates of deposit:
Under $100,000	137,857	1,023	3.01%	101,233	1,084	4.34%
$100,000 and over	190,330	1,236	2.63%	164,639	1,472	3.63%
Total interest-bearing deposits	630,556	2,922	1.88%	520,338	3,442	2.68%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	132,217	345	1.04%	101,346	397	1.57%
FHLB advances	39,893	208	2.09%	70,367	378	2.15%
Company obligated mandatorily redeemable preferred securities	19,999	309	6.18%	20,000	500	10.00%
Total interest-bearing liabilities	822,665	3,784	1.86%	712,051	4,717	2.68%
Noninterest-bearing demand accounts	227,207			162,210
Total deposits and interest-bearing liabilities	1,049,872			874,261
Other noninterest-bearing liabilities	3,742			4,136
Total liabilities and preferred securities	1,053,614			878,397
Shareholders’ equity	82,872			71,391
Total liabilities and shareholders’ equity	$1,136,486			$949,788
Net interest income		$11,924			$9,988
Net interest spread			3.95%			3.86%
Net interest margin			4.47%			4.50%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.43%			126.39%

(1)                                  Average yield or cost for the three months ended March 31, 2003 and 2002 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
			Increase (decrease)
	2003	2002	Amount	%
	(in thousands)

Deposit service charges	$611	$530	$81	15%
Operating lease income	36	261	(225)	(86%	)
Other loan fees	159	165	(7)	(4%	)
Trust and fiduciary fees	198	160	38	24%
Insurance revenue	516	296	220	74%
Investment banking revenue	182	501	(319)	(64%	)
Other income	138	421	(283)	(67%	)
Gain on sale of other assets	65	36	29	82%
Total noninterest income	$1,905	$2,370	$(465)	(20%	)

Noninterest income for the first quarter of 2003 was $1.9 million, compared to noninterest income of $2.4 million for the first quarter of 2002.  We are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche. In March 2000, we opened CoBiz Connect, Inc. (which was merged into Financial Designs, Ltd. On April 1, 2003), an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers. In March 2001, we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001, we acquired GMB, expanding our product line to include investment banking services.  In April 2003, we acquired Alexander Capital Management Group (“ACMG”), an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. Also in April 2003, we acquired Financial Designs Ltd. a leading provider of wealth transfer and employee benefit services for individuals and companies in the Rocky Mountain region.

We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will eventually increase our noninterest income and reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was 14% and 19% for the three months ended March 31, 2003 and 2002, respectively.

Deposit service charges for the three months ended March 31, 2003 were $0.6 million, compared to $0.5 million for the same period in 2002. The increase was driven primarily by an increase in cash management analysis fees.

There was a net decrease in operating lease rentals, which is the result of concentrating our marketing efforts on originating loans, rather than leases.  The interest spreads on loans have been more favorable than on our leases.  Net investment in operating leases was $0.1 million at March 31, 2003, compared to $1.2 million at March 31, 2002.

Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have remained static.

Trust and fiduciary fees from our Private Asset Management division are up year over year.  The increase is primarily due to an increase in assets under management.

Insurance commissions for the three months ended March 31, 2003 and 2002 were $0.5 million and $0.3 million, respectively. Overall, commissions from Financial Designs and CoBiz Insurance have shown steady growth as they continue to expand their client base.

Investment banking revenue for the three months ended March 31, 2003 and 2002 was $0.2 million and $0.5 million, respectively.  Included in the revenue for the first quarter of 2002 were $0.3 million related to success fees for investment banking deals that were closed.  The revenue for the first quarter of 2003 represents fees received for services rendered under monthly retainer agreements and does not include any success fees.

Other income for the three months ended March 31, 2003 and 2002 was $0.1 million and $0.4 million, respectively.  Included in other income for the first three months of 2002 were non-recurring gains of $0.2 million on an excess recovery over the amount of a loan charged off in 1997 and a $0.1 million gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
			Increase (decrease)
	2003	2002	Amount	%
	(in thousands)

Salaries and employee benefits	$5,743	$4,470	$1,273	28%
Occupancy expenses, premises and equipment	1,739	1,380	359	26%
Depreciation on leases	43	219	(176)	(80% )
Amortization of intangibles	46	35	11	31%
Other operating expenses	1,687	1,490	197	13%
Total other expense	$9,258	$7,594	$1,664	22%

The decrease in depreciation on operating leases was a result of dedicating fewer resources to originating leases and it is expected that depreciation will continue to decrease. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

The 28% increase in salaries and employee benefits  was due primarily to the hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2003.  The Company’s full time equivalent employees were 289 and 261 at March 31, 2003 and 2002, respectively.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.4 million for the three months ended March 31, 2003, compared to $0.6 million for the three months ended March 31, 2002.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $809.2 million for the first three months of 2003, up from $697.8 million for the first three months of 2002. As of March 31, 2003, the allowance for loan and lease losses amounted to $10.8 million, or 1.32% of total loans and leases, compared to 1.31% at March 31, 2002.

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

	Three months ended March 31, 2003	Year ended December 31, 2002	Three months ended March 31, 2002
	(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$10,388	$8,872	$8,872
Charge-offs:
Commercial	(39)	(552)	(216)
Real estate — mortgage	(2)	(65)	—
Consumer	(2)	(75)	(22)
Direct financing leases	(19)	(903)	(231)
Total charge-offs	(62)	(1,595)	(469)
Recoveries:
Commercial	4	371	326
Real estate — mortgage	—	17	—
Consumer	21	3	—
Direct financing leases	17	130	—
Total recoveries	42	521	326
Net charge-offs	(20)	(1,074)	(143)
Provisions for loan and lease losses charged to operations	418	2,590	588
Balance of allowance for loan and lease losses at end of period	$10,786	$10,388	$9,317
Ratio of net charge-offs to average loans and leases(1)	(0.01% )	(0.15% )	(0.08% )
Average loans and leases outstanding during the period	$809,182	$737,151	$697,796

(1)                                  The ratios for the three months ended March 31, 2003 and 2002 have been annualized. The March 31, 2003 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned.  Nonperforming assets were $3.0 million as of March 31, 2003, compared with $2.4 million as of December 31, 2002 and $3.6 million as of March 31, 2002.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31, 2003	At December 31, 2002	At March 31, 2002
	(in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$227	$8	$—
Nonaccrual loans and leases	2,824	2,434	3,593
Total nonperforming loans and leases	3,051	2,442	3,593
Repossessed assets	—	6	—
Total nonperforming assets	$3,051	$2,448	$3,593
Allowance for loan and lease losses	$10,786	$10,388	$9,317

Ratio of nonperforming assets to total assets	0.26%	0.22%	0.38%
Ratio of nonperforming loans and leases to total loans and leases	0.37%	0.31%	0.50%
Ratio of allowance for loan and lease losses to total loans and leases	1.32%	1.30%	1.31%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	353.52%	425.39%	259.31%

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis.  These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB.  The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $102.0 million. In addition, the Bank may apply for up to $63.23 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At March 31, 2003, we had $123.3 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

We also use dividends paid by the Bank to provide cash flow. However, the approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized”. CoBiz’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, and upon CoBiz’s compliance with the capital adequacy guidelines of the Board of Governors of the Federal Reserve System.

During the first three months of 2003, cash and cash equivalents increased by $6.0 million. This increase was primarily the result of $38.7 million provided by financing activities (mainly customer deposits) and net cash of $3.2 million provided by operating activities, offset by $35.9 million net cash used by investing activities (mainly loan originations and security purchases).

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 6 in Notes to Consolidated Condensed Financial Statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective October 1, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.”  This Statement provides guidance on the accounting for the acquisition of a financial institution.  SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective December 15, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that fair value of options granted during the year are amortized over the vesting period):

	Three months ended March 31,
	2003	2002

Net income, as reported	$2,655	$2,571
Less: stock-based compensation determined under the fair value method	(208)	(253)
Pro forma net income	$2,447	$2,318
Earnings per share:
As reported - basic	$0.20	$0.20
As reported - diluted	$0.19	$0.19
Pro forma - basic	$0.18	$0.18
Pro forma - diluted	$0.18	$0.17

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Company.  The Company enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the period ended December 31, 2002.

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

PART II.  OTHER INFORMATION

Item 6.                                                           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation.

(9)	3.3	Amendment to Articles of Incorporation

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(9)	3.5	Amendment to Bylaws

(4)	4.1	Form of Indenture

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

(4)	4.3	Certificate of Trust

(4)	4.4	Form of Trust Agreement

(4)	4.5	Form of Amended and Restated Trust Agreement

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)	4.7	Form of Capital Securities Guarantee Agreement

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(6)	10.11	Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.

(7)	10.12	First Amendment to Lease Agreement between Kesef, LLC and Colorado

		Business Bankshares, Inc. dated May 1, 1998.

(8)	10.13	2000 Employee Stock Purchase Plan.

(9)	10.14	2002 Equity Incentive Plan

	21	List of subsidiaries

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-37674).

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed on May 12, 2000.

(7)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(8)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(9)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

+	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.

(b)                                 Reports on Form 8-K

On January 21, 2003 we filed a current report on Form 8-K reporting that we issued a press release on January 16, 2003 with the financial results for the quarter and year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoBIZ INC.

Date:	May 14, 2003	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	May 14, 2003	By	/s/ Richard J. Dalton
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Steven Bangert
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Richard J. Dalton
Richard J. Dalton Chief Financial Officer