Form 10-Q
period 2003-06-30
COBIZ INC
filed 2003-08-14
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003.

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

Yes   ☒            No   ☐

There were 13,684,983 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 25, 2003.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

June 30, 2003 and December 31, 2002

(unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Cash and due from banks	$51,137	$33,252
Investments:
Investment securities available for sale (cost of $278,351 and $257,888, respectively)	284,983	262,237
Investment securities held to maturity (fair value of $1,924 and $2,282, respectively)	1,877	2,245
Other investments	8,110	7,806
Total investments	294,970	272,288
Loans and leases, net	840,346	788,481
Goodwill	13,059	8,341
Intangible assets	3,720	489
Investment in operating leases	108	443
Premises and equipment, net	5,952	5,337
Accrued interest receivable	4,006	3,893
Deferred income taxes	1,712	2,537
Other	10,593	3,588
TOTAL ASSETS	$1,225,603	$1,118,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$287,249	$212,987
NOW and money market	331,117	305,954
Savings	8,318	6,950
Certificates of deposit	312,784	331,074
Total deposits	939,468	856,965
Federal funds purchased	4,000	8,700
Securities sold under agreements to repurchase	129,267	115,517
Advances from Federal Home Loan Bank	35,490	30,560
Accrued interest and other liabilities	4,140	4,900
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	20,145	20,000
Total liabilities	1,132,510	1,036,642

Minority Interests	—	3

Shareholders’ equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,674,831 and 13,271,999 issued and outstanding, respectively	137	133
Additional paid-in capital	51,430	46,284
Retained earnings	37,421	32,895
Accumulated other comprehensive income net of income tax of $2,527 and $1,657, respectively	4,105	2,692
Total shareholders’ equity	93,093	82,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,225,603	$1,118,649

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$13,191	$12,469	$25,933	$24,518
Interest and dividends on investment securities:
Taxable securities	2,637	2,994	5,461	5,504
Nontaxable securities	69	62	140	126
Dividends on securities	68	80	135	153
Federal funds sold and other	4	6	8	15
Total interest income	15,969	15,611	31,677	30,316
INTEREST EXPENSE:
Interest on deposits	2,577	3,251	5,499	6,693
Interest on short-term borrowings and FHLB advances	685	770	1,238	1,545
Interest on mandatorily redeemable preferred securities of subsidiary trust	279	500	588	1,000
Total interest expense	3,541	4,521	7,325	9,238
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	12,428	11,090	24,352	21,078
Provision for loan and lease losses	652	552	1,070	1,140
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,776	10,538	23,282	19,938
NONINTEREST INCOME:
Service charges	620	519	1,231	1,049
Operating lease income	22	254	58	515
Trust and advisory fees	668	166	866	326
Insurance revenue	1,990	376	2,506	672
Investment banking revenues	849	1,541	1,031	2,042
Other income	441	317	803	939
Total noninterest income	4,590	3,173	6,495	5,543
NONINTEREST EXPENSE:
Salaries and employee benefits	7,070	5,232	12,813	9,702
Occupancy expenses, premises and equipment	2,017	1,472	3,756	2,852
Depreciation on leases	17	190	60	409
Amortization of intangibles	114	44	160	79
Other	2,031	1,599	3,718	3,089
Total noninterest expense	11,249	8,537	20,507	16,131
MINORITY INTERESTS	—	5	(3)	2
INCOME BEFORE INCOME TAXES	5,117	5,169	9,273	9,348
Provision for income taxes	1,892	1,979	3,393	3,587
NET INCOME	$3,225	$3,190	$5,880	$5,761

UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	1,787	1,170	1,413	562
COMPREHENSIVE INCOME	$5,012	$4,360	$7,293	$6,323

EARNINGS PER SHARE:
Basic	$0.24	$0.24	$0.44	$0.44
Diluted	$0.23	$0.23	$0.42	$0.42

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(unaudited)

	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,880	$5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	347	207
Depreciation and amortization	1,589	1,422
Provision for loan and lease losses	1,070	1,140
Deferred income taxes	(21)	(539)
Minority interests	(3)	2
Gain on sale of premises and equipment	(56)	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accrued interest receivable	(113)	(297)
Other assets	(577)	177
Accrued interest and other liabilities	(1,366)	2,062
Net cash provided by operating activities	6,750	9,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(304)	(1,000)
Purchase of investment securities available for sale	(71,061)	(61,126)
Maturities of investment securities held to maturity	365	483
Maturities of investment securities available for sale	50,254	40,355
Net cash paid in acquisition of ACMG	(1,277)	—
Net cash paid in acquisition of FDL	(2,140)	—
Purchase of bank owned life insurance	(6,000)	—
Loan and lease originations and repayments, net	(52,930)	(57,793)
Purchase of premises and equipment	(2,089)	(1,373)
Proceeds from sale of premises and equipment	772	40
Net cash used in investing activities	(84,410)	(80,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	100,793	28,446
Net (decrease) increase in certificates of deposit	(18,290)	38,690
Net decrease in federal funds purchased	(4,700)	—
Net increase in securities sold under agreements to repurchase	13,750	23,211
Advances from the Federal Home Loan Bank	485,000	285,500
Repayments of advances from the Federal Home Loan Bank	(480,070)	(295,570)
Proceeds from exercise of stock options	416	196
Dividends paid on common stock	(1,354)	(1,188)
Net cash provided by financing activities	95,545	79,285
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,885	8,795
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,252	18,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,137	$27,674

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  Alexander Capital Management Group (“ACMG”), Financial Designs, Ltd. (“FDL”, formerly CoBiz Connect, Inc.), CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”), and CoBiz GMB, Inc. (98% owned).  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market area under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, one in Edwards, Colorado, and four in the Phoenix Metropolitan area.  Leasing provides equipment leasing primarily to mid-market companies.  ACMG provides investment management services to institutions and individuals.  FDL provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2.                                      ACQUISITIONS

On April 1, 2003, the Company acquired ACMG, an SEC registered investment adviser firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The aggregate purchase price was $3,130,000, consisting of 107,220 shares of CoBiz Inc. common stock valued at $1,500,000, $1,277,000 in cash, $264,000 in net liabilities assumed and

$89,000 in direct acquisition costs (consisting primarily of external legal fees).  Goodwill of $2,785,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $346,000 were also recorded with an average useful life of 14 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of ACMG for each of the calendar years 2003 through 2005.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. In addition to the earn-out, the former shareholders of ACMG were issued 200,000 Profits Interests Units, representing a 20% interest in the future profits and losses of ACMG.

On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that has provided employee benefits consulting services since 2000.  The surviving corporation will continue to use the FDL name.

The aggregate purchase price was $5,406,000, consisting of 222,315 shares of CoBiz, Inc. common stock valued at $3,210,000, $2,140,000 in cash, and $56,000 in direct acquisition costs (consisting primarily of external legal fees).  Goodwill of $1,933,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $3,045,000 were also recorded with an average useful life of 10 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.

The earn-out payments for both the ACMG and FDL transactions, if made, will be treated as additional costs of the acquisitions and recorded as goodwill.

3.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except share amounts)
Income available to common shareholders	$3,225	$3,190	$5,880	$5,761
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	—	5	(3)	2
Income available to common shareholders plus assumed conversions	$3,225	$3,195	$5,877	$5,763
Weighted average shares outstanding - basic earnings per share	13,625,712	13,173,766	13,454,917	13,156,957

Effect of dilutive securities - stock options	448,152	609,312	463,820	620,686

Weighted average shares outstanding - diluted earnings per share	14,073,864	13,783,078	13,918,737	13,777,643

As of June 30, 2003 and 2002, 517,590 and 32,890 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

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

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$3,225	$3,190	$5,880	$5,761
Less: stock-based compensation determined under the fair value method	(127)	(253)	(335)	(506)
Pro forma net income	$3,098	$2,937	$5,545	$5,255
Earnings per share:
As reported - basic	$0.24	$0.24	$0.44	$0.44
As reported - diluted	$0.23	$0.23	$0.42	$0.42
Pro forma - basic	$0.23	$0.22	$0.41	$0.40
Pro forma - diluted	$0.22	$0.21	$0.40	$0.38

In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how to measure and classify certain financial instruments with characteristics of both liabilities and equity. It requires three categories of financial instruments be classified as liabilities rather than equity and be measured and reported at fair value.  It was immediately effective for financial instruments entered into or modified after May 31, 2003, and applies to existing financial instruments at the beginning of the first interim period after June 15, 2003.  The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Other comprehensive income, before tax:
Unrealized gain on available for sale securities arising during the period	$2,887	$1,890	$2,283	$908

Tax benefit related to items of other comprehensive income	(1,100)	(720)	(870)	(346)

Other comprehensive income, net of tax	$1,787	$1,170	$1,413	$562

6.                                      Goodwill and Intangible Assets

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

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of June 30, 2003 is as follows:

	Goodwill			Total Assets
	December 31, 2002	Acquisitions and adjustments	June 30, 2003	June 30, 2003
	(in thousands)

Colorado Business Bank	$4,360	$1,415	$5,775	$977,377
Arizona Business Bank	255	236	491	229,197
Investment Banking Services	3,486	—	3,486	4,782
Trust and advisory services	—	1,810	1,810	2,716
Insurance	240	1,257	1,497	7,137
Corporate Support and Other	—	—	—	4,394

Total	$8,341	$4,718	$13,059	$1,225,603

As of June 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer List	Lease Premium	Customer Contracts & Relationships	Employment & Non-Solicitation Agreements	Total
	(dollars in thousands)

December 31, 2002	$207	$83	$199	$—	$489

Acquisition of ACMG	—	—	316	30	346
Acquisition of FDL	—	—	2,995	50	3,045
Amortization	(37)	(33)	(90)	—	(160)

June 30, 2003	$170	$50	$3,420	$80	$3,720

The Company recorded amortization expense of $114,000 related to intangible assets during the three months ended June 30, 2003, compared to $44,000 (excluding goodwill) in the same period of 2002.  Amortization expense for the six months ended June 30, 2003 totaled $160,000 and $79,000 for the same period in 2002.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2004	$510
2005	450
2006	398
2007	396
2008	355

Total	$2,109

7.                                      Derivatives

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the trust preferred securities to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  The interest rate swap is a derivative financial instrument and has been designated as a fair value hedge of the trust preferred securities.  Because the critical terms of the interest rate swap match the term of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.  The fair market value of the swap totaling $145,000 at June 30, 2003 is included in Other Assets in the Consolidated Statement of Condition.  The Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures has been adjusted by a similar amount.

8.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance and corporate support and other.  As of December 31, 2002, our trust and advisory services and insurance segments were combined and reported as one segment, titled Other Fee Based Services.  With the acquisitions of ACMG and FDL, these business lines will now be reported separately.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with nine Colorado locations, including eight in the Denver metropolitan area and one in Edwards, just west of Vail. ABB is based in Phoenix, Arizona and has branch offices in Surprise, Tempe and Scottsdale, Arizona.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

The trust and advisory services segment consists of the operations of ACMG and CoBiz Private Asset Management.  ACMG is an SEC registered investment management firm that manages stock and bond portfolios for individuals and institutions.  CoBiz Private Asset Management is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services and estate administration services.

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting, wealth transfer planning and preservation for high net worth individuals and executive benefits and compensation planning. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small- and medium-sized businesses and individuals.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance Services	Corporate Support and Other	Consolidated
	(in thousands)
	For the three months ended June 30, 2003
Income statement
Total interest income	$12,553	$3,159	$2	$3	$2	$250	$15,969
Total interest expense	2,051	615	—	3	—	872	3,541
Net interest income	10,502	2,544	2	—	2	(622)	12,428
Provision for loan and lease losses	575	202	—	—	—	(125)	652
Net interest income after provision for loan and lease losses	9,927	2,342	2	—	2	(497)	11,776
Noninterest income	725	212	850	670	2,088	45	4,590
Noninterest expense and minority interest	2,513	1,286	944	648	1,551	4,307	11,249
Income before income taxes	8,139	1,268	(92)	22	539	(4,759)	5,117
Provision for income taxes	2,972	482	(35)	9	207	(1,743)	1,892
Net income before management fees and overhead allocations	$5,167	$786	$(57)	$13	$332	$(3,016)	$3,225
Management fees and overhead allocations, net of tax	2,062	348	24	28	46	(2,508)	—
Net income	$3,105	$438	$(81)	$(15)	$286	$(508)	$3,225

	For the six months ended June 30, 2003
Income statement
Total interest income	$24,664	$6,175	$4	$7	$4	$823	$31,677
Total interest expense	4,214	1,302	—	3	—	1,806	7,325
Net interest income	20,450	4,873	4	4	4	(983)	24,352
Provision for loan and lease losses	818	377	—	—	—	(125)	1,070
Net interest income after provision for loan and lease losses	19,632	4,496	4	4	4	(858)	23,282
Noninterest income	1,442	350	1,036	868	2,610	189	6,495
Noninterest expense and minority interest	5,163	2,490	1,774	858	1,952	8,267	20,504
Income before income taxes	15,911	2,356	(734)	14	662	(8,936)	9,273
Provision for income taxes	5,872	895	(278)	6	254	(3,356)	3,393
Net income before management fees and overhead allocations	$10,039	$1,461	$(456)	$8	$408	$(5,580)	$5,880
Management fees and overhead allocations, net of tax	3,868	708	40	54	79	(4,749)	—
Net income	$6,171	$753	$(496)	$(46)	$329	$(831)	$5,880

	At June 30, 2003
Balance sheet
Total assets	$977,377	$229,197	$4,782	$2,716	$7,137	$4,394	$1,225,603
Total gross loans and leases	681,010	167,716	—	—	—	2,945	851,671
Total deposits and customer repurchase agreements	872,756	195,318	—	661	—	—	1,068,735

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance Services	Corporate Support and Other	Consolidated
	(in thousands)
	For the three months ended June 30, 2002
Income statement
Total interest income	$11,856	$2,125	$—	$4	$—	$1,626	$15,611
Total interest expense	2,363	812	4	—	—	1,342	4,521
Net interest income	9,493	1,313	(4)	4	—	284	11,090
Provision for loan and lease losses	310	85	—	—	—	157	552
Net interest income after provision for loan and lease losses	9,183	1,228	(4)	4	—	127	10,538
Noninterest income	682	91	1,541	165	386	308	3,173
Noninterest expense	2,110	865	1,108	195	377	3,887	8,542
Income before income taxes	7,755	454	429	(26)	9	(3,453)	5,169
Provision for income taxes	2,667	170	159	(10)	4	(1,011)	1,979
Net income before management fees and overhead allocations	$5,088	$284	$270	$(16)	$5	$(2,442)	$3,190
Management fees and overhead allocations, net of tax	1,012	256	15	16	21	(1,320)	—
Net income	$4,076	$28	$255	$(32)	$(16)	$(1,121)	$3,190

	For the six months ended June 30, 2002
Income statement
Total interest income	$23,022	$4,088	$3	$9	$1	$3,193	$30,316
Total interest expense	4,916	1,681	4		—	2,637	9,238
Net interest income	18,106	2,407	(1)	9	1	556	21,078
Provision for loan and lease losses	589	220	—	—	—	331	1,140
Net interest income after provision for loan and lease losses	17,517	2,187	(1)	9	1	225	19,938
Noninterest income	1,623	187	2,042	326	683	682	5,543
Noninterest expense	4,361	1,650	1,809	391	702	7,220	16,133
Income before income taxes	14,779	724	232	(56)	(18)	(6,313)	9,348
Provision for income taxes	5,342	272	88	(21)	(6)	(2,088)	3,587
Net income before management fees and overhead allocations	$9,437	$452	$144	$(35)	$(12)	$(4,225)	$5,761
Management fees and overhead allocations, net of tax	2,185	473	24	30	40	(2,752)	—
Net income	$7,252	$(21)	$120	$(65)	$(52)	$(1,473)	$5,761

	At June 30, 2002
Balance sheet
Total assets	$843,995	$150,825	$5,785	$450	$729	$11,298	$1,013,082
Total gross loans and leases	611,441	111,086	—	—	—	9,997	732,524
Total deposits and customer repurchase agreements	681,925	122,619	—	440	—	—	804,984

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

The allowance for loan and lease losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibilty of loans and leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Refer to the Provision and Allowance for Loan and Lease Losses section for further discussion on management’s methodology.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2002, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The following table sets forth the balance of loans and leases and deposits as of June 30, 2003, December 31, 2002 and June 30, 2002 (in thousands):

	June 30, 2003		December 31, 2002		June 30, 2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Total Loans and Leases:
Commercial	$271,778	32.3%	$254,389	32.3%	$224,587	31.1%
Real estate – mortgage	386,839	46.0%	366,841	46.5%	340,196	47.1%
Real estate – construction	125,989	15.0%	114,753	14.6%	109,602	15.2%
Consumer	55,427	6.6%	50,853	6.4%	43,331	6.0%
Municipal leases	8,698	1.0%	6,219	0.8%	4,820	0.7%
Small business leases	2,940	0.4%	5,814	0.7%	9,988	1.3%
Loans and leases	$851,671	101.3%	$798,869	101.3%	$732,524	101.4%
Less allowance for loan and lease losses	(11,325)	(1.3)%	(10,388)	(1.3)%	(9,819)	(1.4)%
Net loans and leases	$840,346	100.0%	$788,481	100.0%	$722,705	100.0%

Total Deposits and Customer Repurchase Agreements
NOW and money market accounts	$331,117	31.0%	$305,954	31.5%	$253,426	31.5%
Savings	8,318	0.8%	6,950	0.7%	6,834	0.8%
Certificates of deposit under $100,000	126,139	11.8%	117,155	12.0%	114,428	14.2%
Certificates of deposit $100,000 and over	186,645	17.5%	213,919	22.0%	172,144	21.4%
Total interest-bearing deposits	$652,219	61.1%	$643,978	66.2%	$546,832	67.9%
Noninterest-bearing demand deposits	287,249	26.9%	212,987	21.9%	175,496	21.8%
Customer repurchase agreements	129,267	12.0%	115,517	11.9%	82,656	10.3%
Total deposits and customer repurchase agreements	$1,068,735	100.0%	$972,482	100.0%	$804,984	100.0%

Our total assets increased by $107.0 million to $1.23 billion as of June 30, 2003, from $1.12 billion as of December 31, 2002.  A consistent focus on internal growth allowed our loan and lease portfolio (net) to increase by $51.9 million, to $840.3 million as of June 30, 2003, from $788.5 million at December 31, 2002. Total investments were $295.0 million as of June 30, 2003, compared to $272.3 million as of December 31, 2002. Investments represented 24% of total assets at June 30, 2003 and December 31, 2002.  The increase in investments was driven by strong growth in deposits and customer repurchase agreements.

Deposits increased by $82.5 million to $939.5 million as of June 30, 2003, from $857.0 million as of December 31, 2002. Securities sold under agreements to repurchase were $129.3 million at June 30,

2003 and $115.5 million at December 31, 2002.  All of the repurchase agreements outstanding at June 30, 2003 were transacted on behalf of our customers and are not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to the bear market as investors have pulled out of equities and into safer harbors such as certificates of deposit, money market accounts and real estate.  The implementation of a new wire system has allowed us to serve high volume wire customers, such as title companies and investment exchange accommodators, which has resulted in a significant increase in our deposit base.  An increased emphasis on deposit generation included in banker production goals has also impacted our deposit growth.

Advances from the Federal Home Loan Bank of Topeka (“FHLB”) were $35.5 million at June 30, 2003, compared to $30.6 million at December 31, 2002.  Advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
	(in thousands)
Interest income	$15,969	$15,611	$358	2%	$31,677	$30,316	$1,361	4%
Interest expense	3,541	4,521	(980)	(22)%	7,325	9,238	(1,913)	(21)%
Net interest income before provision for loan and lease losses	12,428	11,090	1,338	12%	24,352	21,078	3,274	16%
Provision for loan and lease losses	652	552	100	18%	1,070	1,140	(70)	(6)%
Net interest income after provision for loan and lease losses	11,776	10,538	1,238	12%	23,282	19,938	3,344	17%
Noninterest income	4,590	3,173	1,417	45%	6,495	5,543	952	17%
Noninterest expense and minority interests	11,249	8,542	2,707	32%	20,504	16,133	4,371	27%
Income before income taxes	5,117	5,169	(52)	(1)%	9,273	9,348	(75)	(1)%
Provision for income taxes	1,892	1,979	(87)	(4)%	3,393	3,587	(194)	(5)%
Net income	$3,225	$3,190	$35	1%	$5,880	$5,761	$119	2%

Nonrecurring charges, net of tax	—	—	—	—	—	—	—	—
Reported net income	$3,225	$3,190	$35	1%	$5,880	$5,761	$119	2%

Net income was $3.2 million for the three months ending June 30, 2003 and 2002.  Earnings per share on a fully diluted basis for the second quarter were $0.23 for both 2003 and 2002.  Annualized return on average assets for the three and six months ended June 30, 2003 was 1.11% and 1.03%, respectively, versus 1.28% and 1.19% for the three and six months ended June 30, 2002.  Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2003 was 14.54% and 13.80%, versus 17.32% and 15.99% for the three and six months ended June 30, 2002.

Net Interest Income

Net interest income before provision for loan and lease losses was $12.4 million, a $1.3 million, or 12% increase from the same period a year ago.  For the six months ended June 30, 2003, net interest income before provision for loan and lease losses was $24.4 million, a $3.3 million, or 16% increase from the same period a year ago.  Yields earned on our interest-earning assets decreased by 81 basis points to 5.71% for the three months ended June 30, 2003 and 78 basis points to 5.84% for the six months ended June 30, 2003, as compared to the same periods a year ago.  Interest paid on interest-bearing liabilities decreased by 72 basis points for the three months ended June 30, 2003 and 77 basis points for the six months ended June 30, 2003 as compared to the same periods a year ago. The net interest margin was 4.51% for the quarter ended June 30, 2003, down from 4.70% for the quarter ended June 30, 2002.  For the six months ended June 30, 2003 the net interest margin was 4.49% compared to 4.60% for the same period a year ago.

The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the 50 basis point decrease in the prime rate during the fourth quarter of 2002.  An additional 25 basis point decrease at the end of the second quarter of 2003 could further impact our net interest margin in future periods.  Mitigating the impact from the decrease in the prime rate was an interest rate swap the Company entered into in January of 2003.  The swap effectively converted our 10% fixed rate trust preferred securities into a variable rate liability based on a spread over three month LIBOR, for a combined rate of 5.55% for the quarter ending June 30, 2003 and 5.95% for the six months ended June 30, 2003.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the three and six months ended June 30, 2003 and 2002.

	For the three months ended June 30,
	2003			2002
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$828	$4	1.91%	$1,393	$6	1.70%
Investment securities (2)	280,049	2,774	3.92%	232,030	3,136	5.35%
Loans and leases (3)	835,974	13,191	6.24%	722,933	12,469	6.82%
Allowance for loan and lease losses	(11,003)	—	0.00%	(9,701)	—	0.00%
Total interest-earning assets	1,105,848	15,969	5.71%	946,655	15,611	6.52%
Noninterest-earning assets:
Cash and due from banks	28,761			27,274
Other	32,790			23,322
Total assets	$1,167,399			$997,251
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$308,969	$637	0.83%	$253,731	$835	1.32%
Savings	8,777	11	0.50%	6,952	13	0.75%
Certificates of deposit:
Under $100,000	129,155	883	2.74%	109,331	1,024	3.76%
$100,000 and over	171,437	1,046	2.45%	175,830	1,379	3.15%
Total interest-bearing deposits	618,338	2,577	1.67%	545,844	3,251	2.39%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	136,216	466	1.35%	121,798	455	1.48%
FHLB advances	52,600	219	1.65%	55,384	315	2.25%
Company obligated mandatorily redeemable preferred securities	19,885	279	5.55%	20,000	500	10.00%
Total interest-bearing liabilities	827,039	3,541	1.71%	743,026	4,521	2.43%
Noninterest-bearing demand accounts	247,259			176,755
Total deposits and interest-bearing liabilities	1,074,298			919,781
Other noninterest-bearing liabilities	4,141			3,581
Total liabilities and preferred securities	1,078,439			923,362
Shareholders’ equity	88,960			73,889
Total liabilities and shareholders’ equity	$1,167,399			$997,251
Net interest income		$12,428			$11,090
Net interest spread			4.00%			4.09%
Net interest margin			4.51%			4.70%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.71%			127.41%

	For the six months ended June 30,
	2003			2002
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$1,167	$8	1.38%	$1,518	$15	1.99%
Investment securities (1)	280,901	5,736	4.12%	220,918	5,783	5.28%
Loans and leases (2)	822,652	25,933	6.36%	710,433	24,518	6.96%
Allowance for loan and lease losses	(10,776)	—	—	(9,435)	—	—
Total interest-earning assets	1,093,944	31,677	5.84%	923,434	30,316	6.62%
Noninterest-earning assets:
Cash and due from banks	29,831			26,772
Other	28,252			23,444
Total assets	$1,152,027			$973,650
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$301,941	$1,289	0.86%	$250,812	$1,708	1.37%
Savings	8,159	22	0.54%	6,780	26	0.77%
Certificates of deposit:
Under $100,000	133,482	1,906	2.88%	105,304	2,107	4.03%
$100,000 and over	180,831	2,282	2.54%	170,266	2,852	3.38%
Total interest-bearing deposits	624,413	5,499	1.78%	533,162	6,693	2.53%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	134,228	811	1.22%	111,628	852	1.54%
FHLB advances	46,282	427	1.86%	62,834	693	2.22%
Company obligated mandatorily redeemable preferred securities	19,941	588	5.95%	20,000	1,000	10.00%
Total interest-bearing liabilities	824,864	7,325	1.79%	727,624	9,238	2.56%
Noninterest-bearing demand accounts	237,288			169,523
Total deposits and interest-bearing liabilities	1,062,152			897,147
Other noninterest-bearing liabilities	3,942			3,856
Total liabilities and preferred securities	1,066,094			901,003
Shareholders’ equity	85,933			72,647
Total liabilities and shareholders’ equity	$1,152,027			$973,650
Net interest income		$24,352			$21,078
Net interest spread			4.04%			4.06%
Net interest margin			4.49%			4.60%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.62%			126.91%

(1)                                  Average yield or cost for the three and six months ended June 30, 2003 and 2002 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2003 and 2002 (in thousands).

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Noninterest income:
Deposit service charges	$620	$519	$101	19%	$1,231	$1,049	$182	17%
Operating lease income	22	254	(232)	(91)%	58	515	(457)	(89)%
Other loan fees	201	127	75	59%	360	292	68	23%
Trust and advisory income	668	166	502	302%	866	326	540	166%
Insurance revenue	1,990	376	1,614	429%	2,506	672	1,834	273%
Investment banking revenue	849	1,541	(692)	(45)%	1,031	2,042	(1,011)	(50)%
Other income	249	136	113	84%	387	557	(169)	(30)%
Gain (loss) on sale of other assets	(9)	54	(64)	(117)%	56	90	(35)	(38)%
Total noninterest income	$4,590	$3,173	$1,417	45%	$6,495	$5,543	$952	17%

Noninterest income for the second quarter of 2003 was $4.6 million, compared to noninterest income of $3.2 million for the second quarter of 2002.  For the six months ended June 30, 2003, noninterest income was $6.5 million, a $1.0 million, or 17% increase from the same period a year ago.  Focusing our strategy on expanding our non-interest income, we are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche.  In March 2000, we opened CoBiz Connect, Inc. (which was merged into Financial Designs, Ltd. on April 14, 2003), an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers.  In March 2001, we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001, we acquired GMB, expanding our product line to include investment banking services.  In April 2003, we acquired ACMG, an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. Also in April 2003, we acquired Financial Designs Ltd. a leading provider of wealth transfer and employee benefit services for individuals and companies in the Rocky Mountain region.

We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  Noninterest income as a percentage of operating revenues was 27% and 21% for the three and six months ended June 30, 2003, compared to 22% and 21% for the same periods in 2002.  A consistent focus on originating loans and a shift away from the lease portfolio has significantly decreased operating lease income.  Noninterest income as a percentage of operating revenues, excluding operating lease income, was 27% and 21% for the three and six months ended June 30, 2003, compared to 21% and 19% for the same periods in 2002.  The percentage of noninterest income to operating revenues has increased, while at the same time operating revenues have increased 19% and 16% for the three and six months ended June 30, 2003, when compared to the year ago periods.

Deposit service charges for the three and six months ended June 30, 2003 were $0.6 million and $1.2 million, compared to $0.5 million and $1.0 million for the same periods in 2002. The increase was driven primarily by an increase in cash management analysis fees.

There was a net decrease in operating lease rentals for the three and six months ended June 30, 2003 compared to the same periods in 2002, which is the result of concentrating our marketing efforts on originating loans, rather than leases.  The interest spreads on loans have been more favorable than on our leases.  Net investment in operating leases was $0.1 million at June 30, 2003, compared to $1.0 million at June 30, 2002.

Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have increased due to the growth in the loan and lease portfolio.

Trust and advisory fees are up $0.5 million for both the three and six months ended June 30, 2003 compared to the same periods in 2002.  The increase is directly related to the acquisition of ACMG, which earned $0.4 million in trust and advisory fees for the second quarter of 2003.  As of June 30, 2003, discretionary assets under management for both ACMG and CoBiz Private Asset Management were $366.0 million.

Insurance revenue for the three and six months ended June 30, 2003 was $2.0 million and $2.5 million, compared to $0.4 million and $0.7 million for the same periods in 2002.  The increase is primarily attributed to insurance revenue earned since the April 14, 2003 acquisition of FDL.  Insurance revenue from FDL (including the operations of CoBiz Connect, Inc., which was merged with FDL at the acquisition date) for the three and six months ended June 30, 2003 was $1.6 million and $1.7 million, respectively.  This is a significant increase over the revenue reported for the three and six months ended June 30, 2002 of $0.2 million and $0.1 million, respectively.  Insurance revenue for the second quarter of 2003 includes $0.3 million in commissions earned for selling bank owned life insurance to CoBiz Bank, N.A, a related company.

CoBiz Insurance has also shown steady growth as it continues to expand its client base, growing insurance revenue 39% to $0.4 million for the three months ended June 30, 2003 and 51% to $0.8 million for the six months ended June 30, 2003.  Insurance revenue for the same periods in 2002 was $0.3 million and $0.5 million, respectively.

Investment banking revenue for the three months ended June 30, 2003 and 2002 was $0.8 million and $1.5 million, respectively.  Investment banking revenue for the six months ended June 30, 2003 and 2002 was $1.0 million and $2.0 million, respectively.  Investment banking revenue for the three and six months ended June 30, 2002 included a success fee from the closing of a significant deal that represented 49% of the total investment banking revenue earned in 2002.

Other income for the three and six months ended June 30, 2003 was $0.2 million and $0.4 million, respectively.  Other income for the three and six months ended June 30, 2002 was $0.1 million and $0.6 million, respectively.  Included in other income for the first six months of 2002 were non-recurring gains of $0.2 million on an excess recovery over the amount of a loan charged off in 1997 and a $0.1 million gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2003 and 2002 (in thousands).

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2002	2001	Amount	%
Noninterest expenses:
Salaries and employee benefits	$7,070	$5,232	$1,838	35%	$12,813	$9,702	$3,111	32%
Occupancy expenses, premises and equipment	2,017	1,472	545	37%	3,756	2,852	904	32%
Depreciation on leases	17	190	(173)	(91)%	60	409	(349)	(85)%
Amortization of intangibles	114	44	70	159%	160	79	81	103%
Other operating expenses	2,031	1,599	432	27%	3,718	3,089	629	20%
Total other expense	$11,249	$8,537	$2,712	32%	$20,507	$16,131	$4,376	27%

The increase in salaries and employee benefits in 2003 from 2002 was due primarily to the additional staff from the acquisitions of FDL and ACMG.  These acquisitions accounted for $1.1 million in additional salaries and employee benefits for the three and six months ended June 30, 2003.  The hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2003 has also contributed to the increase.  The Company’s full time equivalent employees were 337 and 277 at June 30, 2003 and 2002, respectively.

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

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.6 million and $1.1 million for the three and six months ended June 30, 2003, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2002.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $822.6 million for the first six months of 2003, up from $710.4 million for the first six months of 2002. As of June 30, 2003, the allowance for loan and lease losses amounted to $11.3 million, or 1.33% of total loans and leases, compared to 1.34% at June 30, 2002.

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

	Six months ended June 30, 2003	Year ended December 31, 2002	Six months ended June 30, 2002
		(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$10,388	$8,872	$8,872
Charge-offs:
Commercial	(185)	(552)	(224)
Real estate — mortgage	(2)	(65)	(65)
Consumer	(7)	(75)	(59)
Direct financing leases	(63)	(903)	(279)
Total charge-offs	(257)	(1,595)	(627)
Recoveries:
Commercial	8	371	348
Real estate — mortgage	—	17	7
Consumer	25	3	—
Direct financing leases	91	130	79
Total recoveries	124	521	434
Net charge-offs	(133)	(1,074)	(193)
Provisions for loan and lease losses charged to operations	1,070	2,590	1,140
Balance of allowance for loan and lease losses at end of period	$11,325	$10,388	$9,819
Ratio of net charge-offs to average loans and leases (1)	(0.03)%	(0.15)%	(0.05)%
Average loans and leases outstanding during the period	$822,652	$737,151	$710,434

(1)                                  The ratios for the six months ended June 30, 2003 and 2002 have been annualized. The June 30, 2003 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned.  Nonperforming assets were $1.4 million as of June 30, 2003, compared with $2.4 million as of December 31, 2002 and $3.0 million as of June 30, 2002.  At June 30, 2003, 57% or $0.8 million of nonperforming assets consisted of three lending relationships with $0.4 million in specific reserves.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30, 2003	At December 31, 2002	At June 30, 2002
		(in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$—	$8	$—
Nonaccrual loans and leases	1,442	2,434	2,989
Total nonperforming loans and leases	1,442	2,442	2,989
Repossessed assets	—	6	—
Total nonperforming assets	$1,442	$2,448	$2,989
Allowance for loan and lease losses	$11,325	$10,388	$9,819

Ratio of nonperforming assets to total assets	0.12%	0.22%	0.30%
Ratio of nonperforming loans and leases to total loans and leases	0.17%	0.31%	0.41%
Ratio of allowance for loan and lease losses to total loans and leases	1.33%	1.30%	1.34%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	785.37%	425.39%	328.50%

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis.  These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB.  The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $106.0 million. In addition, the Bank may apply for up to $63.23 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At June 30, 2003, we had $130.3 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

Net cash provided by operating activities totaled $6.7 million and $9.9 million for the six months ended June 30, 2003 and 2002, respectively.  The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.

Net cash used in investing activities totaled $84.4 million and $80.4 million for the six months ended June 30, 2003 and 2002, respectively.  The increase in cash used in investing activities is primarily related to the purchase of bank owned life insurance ($6.0 million) and the acquisitions of ACMG and FDL ($1.3 million and $2.1 million, respectively), offset by a $4.9 million decrease in net loan and lease originations and repayments.

Net cash provided by financing activities totaled $95.5 million and $79.3 million for the six months ended June 30, 2003 and 2002, respectively.  The increase in net cash provided by financing activities is primarily attributed to an increase in total deposits during the first six months of 2003 as compared to 2002.  The implementation of a new wire system has allowed us to serve high volume customers, such as title companies and investment exchange accommodators, which has resulted in a significant increase in our deposit base.

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

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$3,225	$3,190	$5,880	$5,761
Less: stock-based compensation determined under the fair value method	(127)	(253)	(335)	(506)
Pro forma net income	$3,098	$2,937	$5,545	$5,255
Earnings per share:
As reported - basic	$0.24	$0.24	$0.44	$0.44
As reported - diluted	$0.23	$0.23	$0.42	$0.42
Pro forma - basic	$0.23	$0.22	$0.41	$0.40
Pro forma - diluted	$0.22	$0.21	$0.40	$0.38

In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how to measure and classify certain financial instruments with characteristics of both liabilities and equity. It requires three categories of financial instruments be classified as liabilities rather than equity and be measured and reported at fair value.  It was immediately effective for financial instruments entered into or modified after May 31, 2003, and applies to existing financial instruments at the beginning of the first interim period after June 15, 2003.  The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2002.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2003.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Changes in Internal Control.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 21, 2003, the following proposals were adopted by the margins indicated:

1.              To elect nine directors for a one-year term.

	Number of Shares
	For	Withheld

Steven Bangert

11,784,505

20,841

Jerry W. Chapman

11,785,205

20,141

Alan R. Kennedy

11,617,587

187,759

Mark S. Kipnis

11,785,205

20,141

Thomas M. Longust

11,785,205

20,141

Jonathan C. Lorenz

11,785,205

20,141

Evan Makovsky

11,784,737

20,609

Noel N. Rothman

11,785,205

20,141

Timothy J. Travis	11,785,205	20,141

2.               To ratify the selection of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

Number of Shares
For	11,792,841
Against	3,660
Withheld	8,845

3.               Recommendation to the Board of Directors to cease using any form of executive compensation, including executive stock options, unless the costs of such compensation are included as an expense in the annual income and expense statements.

Number of Shares
For	1,636,139
Against	8,083,683
Withheld	19,077
Not voted	2,066,447

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation.

(10)	3.3	Amendment to Articles of Incorporation

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(9)	3.5	Amendment to Bylaws

(4)	4.1	Form of Indenture

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

(4)	4.3	Certificate of Trust

(4)	4.4	Form of Trust Agreement

(4)	4.5	Form of Amended and Restated Trust Agreement

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)	4.7	Form of Capital Securities Guarantee Agreement

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(6)	10.11	Employment Agreement, dated January 1, 2000, by and between Colorado Business Bankshares, Inc. and Lyne Andrich.

(7)	10.12	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(8)	10.13	2000 Employee Stock Purchase Plan.

(9)	10.14	2002 Equity Incentive Plan

(10)	21	List of subsidiaries

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

	32.1	Section 1350 Certification of the Chief Executive Officer

	32.2	Section 1350 Certification of the Chief Financial Officer

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-37674).

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed on May 12, 2000.

(7)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(8)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(9)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(10)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

+	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit. Such portions have been redacted.

(b)                                 Reports on Form 8-K

On April 16, 2003 we filed a current report on Form 8-K under Item 5. Other Events, reporting that we issued a press release on April 1, 2003 announcing that we had we acquired Alexander Capital Management Group, Inc. (“ACMG”), an SEC registered investment adviser firm based in Denver, Colorado.

On April 17, 2003 we filed a current report on Form 8-K under Item 5. Other Events, reporting that we issued a press release on April 14, 2003 announcing that we had acquired Financial Designs Ltd. (“FDL”), a provider of wealth transfer and employee benefit services based in Denver, Colorado.

On April 21, 2003 we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we issued a press release on April 17, 2003 with the financial results for the quarter ended March 31, 2003.

On May 21, 2003 we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we had presented information at an Annual Meeting of Shareholders on May 21, 2003.

On May 29, 2003 we filed a current report on Form 8-K under Item 5. Other Events, reporting that we issued a press release on May 27, 2003 announcing a management restructuring.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	August 14, 2003	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 14, 2003	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer