Form 10-Q
period 2003-09-30
COBIZ INC
filed 2003-11-13
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Yes   ☒                  No   ☐

There were 13,778,737 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 1, 2003.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

September 30, 2003 and December 31, 2002

(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Cash and due from banks	$35,282	$33,252
Investments:
Investment securities available for sale (cost of $339,972 and $257,888, respectively)	339,056	262,237
Investment securities held to maturity (fair value of $1,741 and $2,282, respectively)	1,707	2,245
Other investments	8,301	7,806
Total investments	349,064	272,288
Loans and leases, net	876,654	788,481
Goodwill	14,059	8,341
Intangible assets	3,740	489
Investment in operating leases	4	443
Premises and equipment, net	6,620	5,337
Accrued interest receivable	4,023	3,893
Deferred income taxes	4,451	2,537
Other	15,618	3,588
TOTAL ASSETS	$1,309,515	$1,118,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$293,802	$212,987
NOW and money market	330,753	305,954
Savings	8,876	6,950
Certificates of deposit	319,977	331,074
Total deposits	953,408	856,965
Federal funds purchased	6,900	8,700
Securities sold under agreements to repurchase	129,796	115,517
Advances from Federal Home Loan Bank	81,990	30,560
Accrued interest and other liabilities	5,662	4,900
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures	39,630	20,000
Total liabilities	1,217,386	1,036,642

Minority Interests	—	3

Shareholders’ equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,777,987 and 13,271,999 issued and outstanding, respectively	138	133
Additional paid-in capital	52,662	46,284
Retained earnings	39,896	32,895
Accumulated other comprehensive (loss) income net of income tax of $349 and $1,657, respectively	(567)	2,692
Total shareholders’ equity	92,129	82,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,309,515	$1,118,649

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$13,308	$13,057	$39,241	$37,575
Interest and dividends on investment securities:
Taxable securities	2,904	2,840	8,365	8,344
Nontaxable securities	63	59	203	185
Dividends on securities	70	80	205	233
Federal funds sold and other	3	22	11	37
Total interest income	16,348	16,058	48,025	46,374
INTEREST EXPENSE:
Interest on deposits	2,427	3,410	7,926	10,103
Interest on short-term borrowings and FHLB advances	651	699	1,889	2,244
Interest on mandatorily redeemable preferred securities of subsidiary trusts	304	500	892	1,500
Total interest expense	3,382	4,609	10,707	13,847
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	12,966	11,449	37,318	32,527
Provision for loan and lease losses	570	850	1,640	1,990
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,396	10,599	35,678	30,537
NONINTEREST INCOME:
Service charges	657	503	1,888	1,552
Operating lease income	14	134	72	649
Trust and advisory fees	720	176	1,586	502
Insurance revenue	1,941	508	4,447	1,180
Investment banking revenues	108	211	1,139	2,253
Other income	437	410	1,240	1,349
Total noninterest income	3,877	1,942	10,372	7,485
NONINTEREST EXPENSE:
Salaries and employee benefits	6,990	5,152	19,803	14,854
Occupancy expenses, premises and equipment	2,090	1,568	5,846	4,420
Depreciation on leases	16	116	76	525
Amortization of intangibles	143	47	303	126
Other	1,825	1,652	5,543	4,741
Total noninterest expense	11,064	8,535	31,571	24,666
MINORITY INTERESTS	—	(5)	(3)	(3)
INCOME BEFORE INCOME TAXES	5,209	4,011	14,482	13,359
Provision for income taxes	1,909	1,528	5,302	5,115
NET INCOME	$3,300	$2,483	$9,180	$8,244
UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	(4,672)	(310)	(3,259)	252
COMPREHENSIVE INCOME	$(1,372)	$2,173	$5,921	$8,496
EARNINGS PER SHARE:
Basic	$0.24	$0.19	$0.68	$0.63
Diluted	$0.23	$0.18	$0.65	$0.60

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(unaudited)

	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,180	$8,244
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	699	304
Depreciation and amortization	2,365	2,117
Provision for loan and lease losses	1,640	1,990
Deferred income taxes	190	(114)
Minority interests	(3)	(3)
Gain on sale of premises and equipment	(83)	(36)
Changes in operating assets and liabilities, net of acquisitions:
Accrued interest receivable	(130)	(182)
Other assets	(1,735)	(115)
Accrued interest and other liabilities	(214)	35
Net cash provided by operating activities	11,909	12,240
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(495)	(1,071)
Purchase of investment securities available for sale	(165,744)	(102,448)
Maturities of investment securities held to maturity	533	665
Maturities of investment securities available for sale	82,965	59,315
Net cash paid in acquisition of ACMG	(1,271)	—
Net cash paid in acquisition of FDL	(2,011)	—
Purchase of bank owned life insurance	(10,000)	—
Loan and lease originations and repayments, net	(89,807)	(96,876)
Purchase of intangible asset	(162)	(176)
Purchase of premises and equipment	(3,836)	(2,370)
Proceeds from sale of premises and equipment	1,401	325
Net cash used in investing activities	(188,427)	(142,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	107,540	78,615
Net (decrease) increase in certificates of deposit	(11,097)	59,209
Net (decrease) increase in federal funds purchased	(1,800)	12,450
Net increase in securities sold under agreements to repurchase	14,279	26,768
Advances from the Federal Home Loan Bank	611,000	320,500
Repayments of advances from the Federal Home Loan Bank	(559,570)	(346,070)
Proceeds from issuance of mandatorily redeemable preferred securities of a subsidiary trust	20,000	—
Debt issuance costs	(200)	—
Proceeds from exercise of stock options	575	440
Dividends paid on common stock	(2,179)	(1,853)
Net cash provided by financing activities	178,548	150,059
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,030	19,663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,252	18,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,282	$38,542

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  Alexander Capital Management Group (“ACMG”), Financial Designs, Ltd. (“FDL”, formerly CoBiz Connect, Inc.), CoBiz Insurance Inc., Colorado Business Bankshares Capital Trust I, CoBiz Statutory Trust I, CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”), and CoBiz GMB, Inc.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market area under the name Arizona Business Bank (“ABB”).

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

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

The aggregate purchase price was $3,131,000, consisting of 107,220 shares of CoBiz Inc. common stock valued at $1,500,000, $1,277,000 in cash, $264,000 in net liabilities assumed and $90,000 in direct acquisition costs (consisting primarily of external legal fees).  Goodwill of $2,785,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $346,000 were also recorded with an average useful life of 14 years.

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

On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that has provided employee benefits consulting services since 2000.  The surviving corporation continues to use the FDL name.

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

In the acquisition of GMB on July 10, 2001, GMB was merged into a wholly-owned subsidiary, CoBiz GMB, Inc., that we formed in order to consummate the transaction.  The corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving, among other things, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”).  The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc.  After two years from the date of acquisition, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require us to exchange the CoBiz GMB, Inc. Shares for shares of our common stock.  On August 6, 2003 the holders of the CoBiz GMB, Inc. Shares exercised this right and, accordingly, 73,818 shares of our common stock were issued on August 12, 2003 resulting in the recognition of an additional $1,000,000 in goodwill.  CoBiz GMB, Inc. is now a wholly-owned subsidiary of the Company.

3.                                      Mandatorily Redeemable Preferred Securities of Subsidiary Trust

On September 17, 2003, we established CoBiz Statutory Trust I (“Trust”), a wholly-owned statutory business trust.  The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $20,000,000 and using the proceeds to purchase junior subordinated debentures (“Subordinated Debentures”) issued by the Parent.  The sole assets of the Trust are the Subordinated Debentures.

The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter on March 17, June 17, September 17 and December 17 and mature on September 17, 2033.  Interest distributions are payable quarterly.  The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption.  We guarantee the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust.  Our obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by us of the obligations of the Trust under the Trust Preferred Securities.

The Subordinated Debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR which is set each quarter on March 17, June 17, September 17 and December 17 and mature on September 17, 2033.  Interest is payable quarterly.  We may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity.  During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and our ability to pay dividends on our common shares will be restricted.

Subject to approval by the Federal Reserve Bank, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after September 17, 2008.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust  becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

Portions of the Trust Preferred Securities qualify as Tier I capital under regulatory definitions.  Issuance costs consisting primarily of underwriting discounts and professional fees of approximately $200,000 were capitalized and are being amortized over five years using the straight-line method.

4.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except share amounts)
Income available to common shareholders	$3,300	$2,483	$9,180	$8,244
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	—	(5)	(3)	(3)
Income available to common shareholders plus assumed conversions	$3,300	$2,478	$9,177	$8,241
Weighted average shares outstanding - basic earnings per share	13,730,711	13,223,043	13,547,859	13,179,380

Effect of dilutive securities - stock options	462,968	567,279	463,533	602,688

Weighted average shares outstanding - diluted earnings per share	14,193,679	13,790,322	14,011,392	13,782,068

As of September 30, 2003 and 2002, 281,331 and 190,937 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Recent Accounting Pronouncements

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

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$3,300	$2,483	$9,180	$8,244
Less: stock-based compensation determined under the fair value method	(79)	(157)	(318)	(470)
Pro forma net income	$3,221	$2,326	$8,862	$7,774
Earnings per share:
As reported - basic	$0.24	$0.19	$0.68	$0.63
As reported - diluted	$0.23	$0.18	$0.65	$0.60
Pro forma - basic	$0.23	$0.18	$0.65	$0.59
Pro forma - diluted	$0.23	$0.17	$0.63	$0.56

In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (ii) reflect decisions made by the Financial Accounting Standards Board in connection with other board projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The Company does not believe the adoptions of SFAS 149 will have a significant impact on its financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Currently, the Company’s two subsidiary trusts, Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I, would qualify as variable interest entities. The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

6.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on available for sale securities arising during the period	$(7,548)	$(501)	$(5,265)	$407

Tax benefit (expense) related to items of other comprehensive income	2,876	191	2,006	(155)

Other comprehensive (loss) income, net of tax	$(4,672)	$(310)	$(3,259)	$252

7.                                      Goodwill and Intangible Assets

The Company adopted SFAS No. 142 in January 2002, which requires companies to stop amortizing goodwill and certain intangible assets.  Instead, SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.

Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments identified in Note 9.  The Company estimates the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow analysis.  As of the most recent annual evaluation, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of September 30, 2003 is as follows:

				Total Assets September 30, 2003
	Goodwill
	December 31, 2002	Acquisitions and Adjustments	September 30, 2003
	(in thousands)

Colorado Business Bank	$4,360	$1,415	$5,775	$1,037,476
Arizona Business Bank	255	236	491	253,858
Investment banking services	3,486	1,000	4,486	5,758
Trust and advisory services	—	1,810	1,810	3,204
Insurance	240	1,257	1,497	7,649
Corporate support and other	—	—	—	1,570

Total	$8,341	$5,718	$14,059	$1,309,515

As of September 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer List	Lease Premium	Customer Contracts and Relationships	Employment and Non-Solicitation Agreements	Total
	(in thousands)

December 31, 2002	$207	$83	$199	$—	$489

Acquisition of ACMG	—	—	316	30	346
Acquisition of FDL	—	—	2,995	50	3,045
Acquisition of insurance book of business	163	—	—	—	163
Amortization	(98)	(50)	(155)	—	(303)

September 30, 2003	$272	$33	$3,355	$80	$3,740

The Company recorded amortization expense of $143,000 related to intangible assets during the three months ended September 30, 2003, compared to $47,000 in the same period of 2002.  Amortization expense for the nine months ended September 30, 2003 totaled $303,000 and $126,000 for the same period in 2002.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2004	$510
2005	450
2006	398
2007	396
2008	355
Total	$2,109

8.                                      Derivatives

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the trust preferred securities to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  The interest rate swap is a derivative financial instrument and has been designated as a fair value hedge of the trust preferred securities.  Because the critical terms of the interest rate swap match the term of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.  The fair market value of the swap totaling $370,000 at September 30, 2003 is included in Other Liabilities in the Consolidated Statement of Condition.  The Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures has been adjusted by a similar amount.

9.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance and corporate support and other.  As of December 31, 2002, our trust and advisory services and insurance segments were combined and reported as one segment, titled Other Fee Based Services.  With the acquisitions of ACMG and FDL, these business lines are now reported separately.

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

 Corporate support and other consists of activities that are not directly attributable to the other reportable segments.  Included in this category are the activities of Leasing, centralized bank operations, the Company’s treasury function (i.e., investment management and wholesale funding), and activities of Parent and Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)
For the three months ended September 30, 2003
Income statement
Total interest income	$12,824	$3,223	$1	$5	$1	$294	$16,348
Total interest expense	1,943	586	—	5	—	848	3,382
Net interest income	10,881	2,637	1	—	1	(554)	12,966
Provision for loan and lease losses	335	235	—	—	—	—	570
Net interest income after provision for loan and lease losses	10,546	2,402	1	—	1	(554)	12,396
Noninterest income	782	193	109	729	1,994	70	3,877
Noninterest expense and minority interest	2,445	1,226	734	693	1,742	4,224	11,064
Income before income taxes	8,883	1,369	(624)	36	253	(4,708)	5,209
Provision for income taxes	3,313	510	(237)	14	99	(1,790)	1,909
Net income before management fees and overhead allocations	$5,570	$859	$(387)	$22	$154	$(2,918)	$3,300
Management fees and overhead allocations, net of tax	1,982	395	23	31	45	(2,476)	—
Net income	$3,588	$464	$(410)	$(9)	$109	$(442)	$3,300

For the nine months ended September 30, 2003
Income statement
Total interest income	$37,488	$9,398	$5	$12	$5	$1,117	$48,025
Total interest expense	6,157	1,888	—	8	—	2,654	10,707
Net interest income	31,331	7,510	5	4	5	(1,537)	37,318
Provision for loan and lease losses	1,153	612	—	—	—	(125)	1,640
Net interest income after provision for loan and lease losses	30,178	6,898	5	4	5	(1,412)	35,678
Noninterest income	2,224	543	1,145	1,597	4,604	259	10,372
Noninterest expense and minority interest	7,608	3,716	2,508	1,551	3,694	12,491	31,568
Income before income taxes	24,794	3,725	(1,358)	50	915	(13,644)	14,482
Provision for income taxes	9,185	1,405	(515)	20	353	(5,146)	5,302
Net income before management fees and overhead allocations	$15,609	$2,320	$(843)	$30	$562	$(8,498)	$9,180
Management fees and overhead allocations, net of tax	5,969	1,124	63	85	124	(7,365)	—
Net income	$9,640	$1,196	$(906)	$(55)	$438	$(1,133)	$9,180

At September 30, 2003
Balance sheet
Total assets	$1,037,476	$253,858	$5,758	$3,204	$7,649	$1,570	$1,309,515
Total gross loans and leases	698,767	187,259	—	—	—	2,229	888,255
Total deposits and customer repurchase agreements	898,859	183,488	—	857	—	—	1,083,204

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)
For the three months ended September 30, 2002
Income statement
Total interest income	$12,335	$2,346	$10	$6	$2	$1,359	$16,058
Total interest expense	2,445	840	2	1	—	1,321	4,609
Net interest income	9,890	1,506	8	5	2	38	11,449
Provision for loan and lease losses	115	40	—	—	—	695	850
Net interest income after provision for loan and lease losses	9,775	1,466	8	5	2	(657)	10,599
Noninterest income	712	89	220	177	520	224	1,942
Noninterest expense	2,397	1,045	643	190	489	3,766	8,530
Income before income taxes	8,090	510	(415)	(8)	33	(4,199)	4,011
Provision for income taxes	3,355	199	(157)	(3)	12	(1,878)	1,528
Net income before management fees and overhead allocations	$4,735	$311	$(258)	$(5)	$21	$(2,321)	$2,483
Management fees and overhead allocations, net of tax	982	259	11	17	24	(1,293)	—
Net income	$3,753	$52	$(269)	$(22)	$(3)	$(1,028)	$2,483

For the nine months ended September 30, 2002
Income statement
Total interest income	$35,357	$6,434	$13	$15	$3	$4,552	$46,374
Total interest expense	7,361	2,521	6	1	—	3,958	13,847
Net interest income	27,996	3,913	7	14	3	594	32,527
Provision for loan and lease losses	704	260	—	—	—	1,026	1,990
Net interest income after provision for loan and lease losses	27,292	3,653	7	14	3	(432)	30,537
Noninterest income	2,335	276	2,262	503	1,203	906	7,485
Noninterest expense	6,758	2,695	2,452	580	1,191	10,987	24,663
Income before income taxes	22,869	1,234	(183)	(63)	15	(10,513)	13,359
Provision for income taxes	8,697	471	(69)	(24)	6	(3,966)	5,115
Net income before management fees and overhead allocations	$14,172	$763	$(114)	$(39)	$9	$(6,547)	$8,244
Management fees and overhead allocations, net of tax	3,167	732	35	47	64	(4,045)	—
Net income	$11,005	$31	$(149)	$(86)	$(55)	$(2,502)	$8,244

At September 30, 2002
Balance sheet
Total assets	$926,108	$174,470	$5,423	$868	$1,421	$7,110	$1,115,400
Total gross loans and leases	639,244	123,271	—	—	—	7,539	770,054
Total deposits and customer repurchase agreements	742,341	150,389	—	876	—	—	893,606

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002. For a discussion of the segments included in our principal activities, see Note 9 of Notes to Consolidated Financial Statements.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan and lease portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan, and 8 representing a loss that will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Senior Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

In determining the appropriate level of the allowance for loan and lease losses, we model an analysis of the various components of the loan and lease portfolio, including all significant credits on an individual basis. When analyzing the adequacy we segment the loan and lease portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  Possible components may include, but are not limited to:

•                  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•                  Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•                  Changes in the nature and volume of the portfolio.

•                  Changes in the experience, ability, and depth of lending management and staff.

•                  Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications.

•                  Changes in the quality of the loan review system and the degree of oversight by the board of directors.

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•                  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current portfolio.

Refer to the Provision and Allowance for Loan and Lease Losses section for further discussion on management’s methodology.

SFAS No. 142 “Goodwill and Other Intangible Assets,” requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.   If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

We conducted our annual evaluation of our reporting units, including our investment banking subsidiary, GMB, as of December 31, 2002.  As discussed in our Annual Report on Form 10-K for the period ending December 31, 2002, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.   Since the acquisition of GMB, mergers and acquisitions activity has decreased as a result of poor economic conditions.  As such, the revenues of GMB have been less than their projected targets.   Although we fully expect mergers and acquisitions activity to increase as the economy improves, if GMB continues to recognize operational losses our evaluation of the fair value of GMB could result in the determination that the carrying value of the business exceeds its fair value and that goodwill relating to GMB has been impaired.  If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge, which would adversely affect our results of operations.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2002, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The following table sets forth the balance of loans and leases and deposits as of September 30, 2003, December 31, 2002 and September 30, 2002 (in thousands):

	September 30, 2003		December 31, 2002		September 30, 2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Loans and Leases:
Commercial	$299,796	34.2%	$254,389	32.3%	$237,481	31.2%
Real estate – mortgage	408,579	46.6%	366,841	46.5%	368,466	48.5%
Real estate – construction	111,055	12.7%	114,753	14.6%	102,974	13.5%
Consumer	57,057	6.5%	50,853	6.4%	48,006	6.3%
Municipal leases	9,539	1.1%	6,219	0.8%	5,595	0.7%
Small business leases	2,229	0.2%	5,814	0.7%	7,532	1.1%
Loans and leases	$888,255	101.3%	$798,869	101.3%	$770,054	101.3%
Less allowance for loan and lease losses	(11,601)	(1.3)%	(10,388)	(1.3)%	(9,862)	(1.3)%
Net loans and leases	$876,654	100.0%	$788,481	100.0%	$760,192	100.0%

Deposits and Customer Repurchase Agreements:
NOW and money market accounts	$330,753	30.5%	$305,954	31.5%	$283,127	31.7%
Savings	8,876	0.8%	6,950	0.7%	6,518	0.7%
Certificates of deposit under $100,000	116,667	10.8%	117,155	12.0%	133,925	15.0%
Certificates of deposit $100,000 and over	203,310	18.8%	213,919	22.0%	173,166	19.4%
Total interest-bearing deposits	$659,606	60.9%	$643,978	66.2%	$596,736	66.8%
Noninterest-bearing demand deposits	293,802	27.1%	212,987	21.9%	196,280	22.0%
Customer repurchase agreements	129,796	12.0%	115,517	11.9%	100,590	11.2%
Total deposits and customer repurchase agreements	$1,083,204	100.0%	$972,482	100.0%	$893,606	100.0%

Our total assets increased by $190.9 million to $1.31 billion as of September 30, 2003, from $1.12 billion as of December 31, 2002.  A consistent focus on internal growth allowed our loan and lease portfolio (net) to increase by $88.2 million, to $876.7 million as of September 30, 2003, from $788.5 million at December 31, 2002. Total investments were $349.1 million as of September 30, 2003, compared to $272.3 million as of December 31, 2002. Investments represented 27% of total assets at September 30, 2003 and 24% at December 31, 2002.  The increase in investments was driven by strong growth in deposits and customer repurchase agreements, advances from the Federal Home Loan Bank and the issuance of $20.0 million in Trust Preferred Securities.

Deposits increased by $96.4 million to $953.4 million as of September 30, 2003, from $857.0 million as of December 31, 2002. Securities sold under agreements to repurchase were $129.8 million at September 30, 2003 and $115.5 million at December 31, 2002.  The majority of the repurchase agreements outstanding at September 30, 2003 were transacted on behalf of our customers and are not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to the bear market as investors have pulled out of equities and into safer harbors such as certificates of deposit, money market accounts and real estate.  The implementation of a new wire system has allowed us to serve high volume wire customers, such as title companies and investment exchange accommodators, which has resulted in a significant increase in our deposit base.  An increased emphasis on deposit generation included in banker production goals has also impacted our deposit growth.

Advances from the Federal Home Loan Bank of Topeka (“FHLB”) were $81.2 million at September 30, 2003, compared to $30.6 million at December 31, 2002.  Advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
	(in thousands)
Interest income	$16,348	$16,058	$290	2%	$48,025	$46,374	$1,651	4%
Interest expense	3,382	4,609	(1,227)	(27)%	10,707	13,847	(3,140)	(23)%
Net interest income before provision for loan and lease losses	12,966	11,449	1,517	13%	37,318	32,527	4,791	15%
Provision for loan and lease losses	570	850	(280)	(33)%	1,640	1,990	(350)	(18)%
Net interest income after provision for loan and lease losses	12,396	10,599	1,797	17%	35,678	30,537	5,141	17%
Noninterest income	3,877	1,942	1,935	100%	10,372	7,485	2,887	39%
Noninterest expense and minority interests	11,064	8,530	2,534	30%	31,568	24,663	6,905	28%
Income before income taxes	5,209	4,011	1,198	30%	14,482	13,359	1,123	8%
Provision for income taxes	1,909	1,528	381	25%	5,302	5,115	187	4%
Net income	$3,300	$2,483	$817	33%	$9,180	$8,244	$936	11%

Net income was $3.3 million for the three months ending September 30, 2003 and $2.5 million for the three months ending September 30, 2002.  Earnings per share on a fully diluted basis for the third quarter were $0.23 for 2003 and $0.18 for 2002.  Annualized return on average assets for both the three and nine months ended September 30, 2003 was 1.03%, versus 0.95% and 1.11% for the three and nine months ended September 30, 2002.  Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2003 was 14.01% and 13.87%, versus 12.70% and 14.83% for the three and nine months ended September 30, 2002.

Net Interest Income

Net interest income before provision for loan and lease losses was $13.0 million, a $1.5 million, or 13% increase from the same period a year ago.  For the nine months ended September 30, 2003, net interest income before provision for loan and lease losses was $37.3 million, a $4.8 million, or 15% increase from the same period a year ago.  Yields earned on our interest-earning assets decreased by 102 basis points to 5.38% for the three months ended September 30, 2003 and 86 basis points to 5.62% for the nine months ended September 30, 2003, as compared to the same periods a year ago.  Interest paid on interest-bearing liabilities decreased by 90 basis points for the three months ended September 30, 2003 and 81 basis points for the nine months ended September 30, 2003 as compared to the same periods a year ago. The net interest margin was 4.32% for the quarter ended September 30, 2003, down from 4.62% for the quarter ended September 30, 2002.  For the nine months ended September 30, 2003 the net interest margin was 4.43% compared to 4.61% for the same period a year ago.

The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the 50 basis point decrease in the prime rate during the fourth quarter of 2002 and the 25 basis point decrease that occurred towards the end of the second quarter of 2003.  Mitigating the impact from the decreases in the prime rate was an interest rate swap the Company entered into in January of 2003.  The swap effectively converted our 10% fixed rate trust preferred securities into a variable rate liability based on a spread over three month LIBOR, for a combined rate of 5.18% for the quarter ending September 30, 2003 and 5.61% for the nine months ended September 30, 2003.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts and the average rate earned or paid for the three and nine months ended September 30, 2003 and 2002.

	For the three months ended September 30,
	2003			2002
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$660	$3	1.78%	$2,794	$22	3.08%
Investment securities (2)	337,431	3,037	3.52%	243,089	2,979	4.80%
Loans and leases (3)	863,284	13,308	6.03%	746,785	13,057	6.84%
Allowance for loan and lease losses	(11,429)	—	0.00%	(10,167)	—	0.00%
Total interest-earning assets	1,189,946	16,348	5.38%	982,501	16,058	6.40%
Noninterest-earning assets:
Cash and due from banks	34,668			28,451
Other	43,424			23,323
Total assets	$1,268,038			$1,034,275
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$327,308	$566	0.69%	$271,332	$902	1.32%
Savings	8,699	8	0.36%	6,645	13	0.78%
Certificates of deposit:
Under $100,000	122,781	779	2.52%	127,161	1,122	3.50%
$100,000 and over	199,327	1,074	2.14%	175,788	1,373	3.10%
Total interest-bearing deposits	658,115	2,427	1.46%	580,926	3,410	2.33%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	139,120	428	1.20%	105,253	373	1.39%
FHLB advances	68,425	223	1.28%	55,239	326	2.31%
Company obligated mandatorily redeemable preferred securities	22,966	304	5.18%	20,000	500	10.00%
Total interest-bearing liabilities	888,626	3,382	1.50%	761,418	4,609	2.40%
Noninterest-bearing demand accounts	280,928			190,670
Total deposits and interest-bearing liabilities	1,169,554			952,088
Other noninterest-bearing liabilities	5,044			4,595
Total liabilities and preferred securities	1,174,598			956,683
Shareholders’ equity	93,440			77,592
Total liabilities and shareholders’ equity	$1,268,038			$1,034,275
Net interest income		$12,966			$11,449
Net interest spread			3.87%			4.00%
Net interest margin			4.32%			4.62%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.91%			129.04%

	For the nine months ended September 30,
	2003			2002
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$1,100	$11	1.32%	$1,948	$37	2.50%
Investment securities (1)	299,952	8,773	3.86%	228,389	8,762	5.06%
Loans and leases (2)	836,345	39,241	6.19%	722,684	37,575	6.86%
Allowance for loan and lease losses	(10,996)	—	—	(9,682)	—	—
Total interest-earning assets	1,126,401	48,025	5.62%	943,339	46,374	6.48%
Noninterest-earning assets:
Cash and due from banks	31,358			27,338
Other	33,363			23,403
Total assets	$1,191,122			$994,080
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$310,490	$1,855	0.80%	$257,727	$2,610	1.35%
Savings	8,341	30	0.48%	6,734	39	0.77%
Certificates of deposit:
Under $100,000	129,876	2,685	2.76%	112,670	3,230	3.83%
$100,000 and over	187,064	3,356	2.40%	172,127	4,224	3.28%
Total interest-bearing deposits	635,771	7,926	1.67%	549,258	10,103	2.46%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	135,876	1,238	1.20%	109,480	1,225	1.48%
FHLB advances	53,744	651	1.60%	60,274	1,019	2.23%
Company obligated mandatorily redeemable preferred securities	20,961	892	5.61%	20,000	1,500	10.00%
Total interest-bearing liabilities	846,352	10,707	1.69%	739,012	13,847	2.50%
Noninterest-bearing demand accounts	251,995			176,649
Total deposits and interest-bearing liabilities	1,098,347			915,661
Other noninterest-bearing liabilities	4,312			4,105
Total liabilities and preferred securities	1,102,659			919,766
Shareholders’ equity	88,463			74,314
Total liabilities and shareholders’ equity	$1,191,122			$994,080
Net interest income		$37,318			$32,527
Net interest spread			3.94%			3.98%
Net interest margin			4.43%			4.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.09%			127.65%

(1)                                  Average yield or cost for the three and nine months ended September 30, 2003 and 2002 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2003 and 2002 (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Noninterest income:
Deposit service charges	$657	$503	$154	31%	$1,888	$1,552	$336	22%
Operating lease income	14	134	(120)	(90)%	72	649	(577)	(89)%
Other loan fees	170	202	(32)	(16)%	530	494	36	7%
Trust and advisory income	720	176	544	309%	1,586	502	1,084	216%
Insurance revenue	1,941	508	1,433	282%	4,447	1,180	3,267	277%
Investment banking revenue	108	211	(103)	(49)%	1,139	2,253	(1,114)	(49)%
Other income	240	144	96	66%	627	701	(74)	(11)%
Gain (loss) on sale of other assets	27	64	(37)	(58)%	83	154	(71)	(46)%
Total noninterest income	$3,877	$1,942	$1,935	100%	$10,372	$7,485	$2,887	39%

Noninterest income for the third quarter of 2003 was $3.9 million, compared to noninterest income of $1.9 million for the third quarter of 2002.  For the nine months ended September 30, 2003, noninterest income was $10.4 million, a $2.9 million or 39% increase from the same period a year ago.  Focusing our strategy on expanding our non-interest income, we are continually looking for opportunities to expand into fee-based business lines that are complementary to our existing market niche.  In March 2000, we opened CoBiz Connect, Inc. (which was merged into Financial Designs, Ltd. on April 14, 2003), an employee benefits brokerage and consulting firm specializing in the needs of small- to mid-sized employers.  In March 2001, we acquired CoBiz Insurance, Inc., a property and casualty insurance agency. In July 2001, we acquired GMB, expanding our product line to include investment banking services.  In April 2003, we acquired ACMG, an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. Also in April 2003, we acquired Financial Designs Ltd., a leading provider of wealth transfer and employee benefit services for individuals and companies in the Rocky Mountain region.

We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  Noninterest income as a percentage of operating revenues was 23% and 22% for the three and nine months ended September 30, 2003, compared to 14% and 19% for the same periods in 2002.

Deposit service charges for the three and nine months ended September 30, 2003 were $0.7 million and $1.9 million, compared to $0.5 million and $1.5 million for the same periods in 2002. The increase was driven primarily by an increase in cash management analysis fees.

There was a net decrease in operating lease rentals for the three and nine months ended September 30, 2003, compared to the same periods in 2002, which is the result of concentrating our marketing efforts on originating loans, rather than leases.  The interest spreads on loans have been more favorable than on our leases.

Other loan fees, consisting primarily of letter of credit, mortgage origination and loan documentation fees have increased year-over-year due to the growth in the loan and lease portfolio.

Trust and advisory fees are up $0.5 million and $1.1 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002.  The increase is directly related to the acquisition of ACMG, which earned $0.5 million in advisory fees for the third quarter of 2003.  As of

September 30, 2003, assets under management for both ACMG and CoBiz Private Asset Management were $376.0 million.

Insurance revenue for the three and nine months ended September 30, 2003 was $1.9 million and $4.4 million, compared to $0.5 million and $1.2 million for the same periods in 2002.  The increase is primarily attributed to insurance revenue earned since the April 14, 2003 acquisition of FDL.  Insurance revenue from FDL (including the operations of CoBiz Connect, Inc., which was merged with FDL at the acquisition date) for the three and nine months ended September 30, 2003 was $1.6 million and $3.3 million, respectively.  Insurance revenue for the third quarter of 2003 includes $0.2 million in commissions earned for selling bank owned life insurance to CoBiz Bank, N.A, a related company.  CoBiz Insurance has also shown steady growth as it continues to expand its client base, growing insurance revenue 23% to $1.1 million for the nine months ended September 30, 2003 as compared to the same period in 2002.

Investment banking revenue for the three months ended September 30, 2003 and 2002 was $0.1 million and $0.2 million, respectively.  Investment banking revenue for the nine months ended September 30, 2003 and 2002 was $1.1 million and $2.3 million, respectively.  Investment banking revenue for the nine months ended September 30, 2002 included a success fee from the closing of a significant deal that represented 49% of the total investment banking revenue earned in 2002.

Other miscellaneous income for the three and nine months ended September 30, 2003 was $0.2 million and $0.6 million, respectively.  Other income for the three and nine months ended September 30, 2002 was $0.1 million and $0.7 million, respectively.  Included in other income for the first nine months of 2002 were non-recurring gains of $0.2 million on an excess recovery over the amount of a loan charged off in 1997 and a $0.1 million gain on the exercise of warrants taken in connection with a loan transaction.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2003 and 2002 (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
	2003	2002	Amount	%	2003	2002	Amount	%
Noninterest expenses:
Salaries and employee benefits	$6,990	$5,152	$1,838	36%	$19,803	$14,854	$4,949	33%
Occupancy expenses, premises and equipment	2,090	1,568	522	33%	5,846	4,420	1,426	32%
Depreciation on leases	16	116	(100)	(86)%	76	525	(449)	(86)%
Amortization of intangibles	143	47	96	204%	303	126	177	140%
Other operating expenses	1,825	1,652	173	10%	5,543	4,741	802	17%
Total other expense	$11,064	$8,535	$2,529	30%	$31,571	$24,666	$6,905	28%

The increase in salaries and employee benefits in 2003 from 2002 was due primarily to the additional staff from the acquisitions of FDL and ACMG.  The hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2003, has also contributed to the increase.  The Company’s full time equivalent employees were 352 and 284 at September 30, 2003 and 2002, respectively.

The increase in amortization of intangibles is primarily a result of the acquisitions of FDL and ACMG.  As part of these acquisitions, intangible assets subject to amortization for customer contracts and relationship and employment and non-solicitation agreements were recognized.

The decrease in depreciation on operating leases was a result of dedicating fewer resources to originating leases and it is expected that depreciation will continue to decrease. The decrease in depreciation expense mitigates part of the decline in operating lease rental income.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions and the opening of new branches.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.6 million and $1.6 million for the three and nine months ended September 30, 2003, compared to $0.9 million and $2.0 million for the three and nine months ended September 30, 2002.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $836.3 million for the first nine months of 2003, up from $722.7 million for the first nine months of 2002.  As of September 30, 2003, the allowance for loan and lease losses amounted to $11.6 million, or 1.31% of total loans and leases, compared to 1.28% at September 30, 2002.

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

	Nine months ended September 30, 2003	Year ended December 31, 2002	Nine months ended September 30, 2002
	(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$10,388	$8,872	$8,872
Charge-offs:
Commercial	(286)	(552)	(493)
Real estate — mortgage	(113)	(65)	(65)
Consumer	(7)	(75)	(69)
Direct financing leases	(163)	(903)	(847)
Total charge-offs	(569)	(1,595)	(1,474)
Recoveries:
Commercial	10	371	354
Real estate — mortgage	—	17	7
Consumer	33	3	3
Direct financing leases	99	130	110
Total recoveries	142	521	474
Net charge-offs	(427)	(1,074)	(1,000)
Provisions for loan and lease losses charged to operations	1,640	2,590	1,990
Balance of allowance for loan and lease losses at end of period	$11,601	$10,388	$9,862
Ratio of net charge-offs to average loans and leases (1)	(0.07)%	(0.15)%	(0.19)%
Average loans and leases outstanding during the period	$836,345	$737,151	$722,684

(1)                                  The ratios for the nine months ended September 30, 2003 and 2002 have been annualized. The September 30, 2003 ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets and other real estate owned.  Nonperforming assets were $1.9 million as of September 30, 2003, compared with $2.4 million as of December 31, 2002 and $3.5 million as of September 30, 2002.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30, 2003	At December 31, 2002	At September 30, 2002
	(in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$47	$8	$740
Nonaccrual loans and leases	1,883	2,434	2,735
Total nonperforming loans and leases	1,930	2,442	3,475
Repossessed assets	8	6	35
Total nonperforming assets	$1,938	$2,448	$3,510
Allowance for loan and lease losses	$11,601	$10,388	$9,862

Ratio of nonperforming assets to total assets	0.15%	0.22%	0.31%
Ratio of nonperforming loans and leases to total loans and leases	0.22%	0.31%	0.46%
Ratio of allowance for loan and lease losses to total loans and leases	1.31%	1.30%	1.28%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	601.09%	425.39%	283.80%

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis.  These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB.  The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $106.2 million. In addition, the Bank may apply for up to $63.2 million of State of Colorado time deposits. The Bank also has lines of credit from the FHLB that are limited by the amount of eligible collateral available to secure the lines. Borrowings under the FHLB lines are required to be secured by unpledged securities and qualifying loans. At September 30, 2003, we had $134.3 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

Net cash provided by operating activities totaled $11.9 million and $12.2 million for the nine months ended September 30, 2003 and 2002, respectively.  The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.

Net cash used in investing activities totaled $188.4 million and $142.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase in cash used in investing activities is primarily related to a significant net addition to the mortgage back security portfolio ($39.2 million), the purchase of bank owned life insurance ($10.0 million) and the acquisitions of ACMG and FDL ($1.3 million and $2.1 million, respectively), offset by a $7.1 million decrease in net loan and lease originations and repayments.

Net cash provided by financing activities totaled $178.5 million and $150.1 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase in net cash provided by financing activities is primarily attributed to an increase in net advances from the Federal Home Loan Bank, the $20.0 million issuance of Trust Preferred Securities, offset by reduced cash inflows from total deposits, federal funds purchased and securities sold under agreement to repurchase during the first nine months of 2003 as compared to 2002.

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

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$3,300	$2,483	$9,180	$8,244
Less: stock-based compensation determined under the fair value method	(79)	(157)	(318)	(470)
Pro forma net income	$3,221	$2,326	$8,862	$7,774
Earnings per share:
As reported - basic	$0.24	$0.19	$0.68	$0.63
As reported - diluted	$0.23	$0.18	$0.65	$0.60
Pro forma - basic	$0.23	$0.18	$0.65	$0.59
Pro forma - diluted	$0.23	$0.17	$0.63	$0.56

In April 2003, FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (ii) reflect decisions made by the Financial Accounting Standards Board in connection with other board projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The Company does not believe the adoptions of SFAS 149 will have a significant impact on its financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Currently, the Company’s two subsidiary trusts, Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I, would qualify as variable interest entities. The Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2003, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2003.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Changes in Internal Control.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                    Changes in Securities and Use of Proceeds

On August 12, 2003, CoBiz issued 73,818 shares of its Common Stock to three employees in exchange for shares they owned in a subsidiary company of CoBiz, CoBiz GMB, Inc.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation.

(10)	3.3	Amendment to Articles of Incorporation

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(9)	3.5	Amendment to Bylaws

(4)	4.1	Form of Indenture

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

(4)	4.3	Certificate of Trust

(4)	4.4	Form of Trust Agreement

(4)	4.5	Form of Amended and Restated Trust Agreement

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5)

(4)	4.7	Form of Capital Securities Guarantee Agreement

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(7)	10.11	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(8)	10.12	2000 Employee Stock Purchase Plan.

(9)	10.13	2002 Equity Incentive Plan

	10.14	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

	10.15	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Kevin W. Ahern.

(10)	21	List of subsidiaries

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

	32.1	Section 1350 Certification of the Chief Executive Officer

	32.2	Section 1350 Certification of the Chief Financial Officer

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

(6)                Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on May 12, 2000.

(7)                Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(8)                Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(9)                Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on August 14, 2002.

(10)          Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

+                     Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

(b)                                 Reports on Form 8-K

On July 21, 2003 we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we issued a press release on July 17, 2003 with the financial results for the quarter ended June 30, 2003.

On July 31, 2003 we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we had presented information at an investor conference on July 31, 2003.

On September 18, 2003 we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we had presented information at an investor conference on September 18, 2003

On September 19, 2003 we filed a current report on Form 8-K under Item 5. Other Events, announcing the raising of $20 million in a trust-preferred securities offering.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	November 13, 2003	By /s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	November 13, 2003	By /s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and Chief Financial Officer