Form 10-K
period 2003-12-31
COBIZ INC
filed 2004-03-12
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2003.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003 computed by reference to the closing price on the Nasdaq National Market was $119,162,741.

The number of shares outstanding of the registrant’s sole class of common stock on February 29, 2004 was 14,433,617.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

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

•             Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

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

PART I

Item 1.  Business

Overview

CoBiz Inc. (“CoBiz” or the “Company”) is a financial holding company headquartered in Denver, Colorado.  We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.  Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994.  Our wholly owned subsidiary CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), is a full-service business banking institution with ten Colorado locations, including seven in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail, and four Arizona locations serving Phoenix, Scottsdale, Surprise, Tempe and the surrounding area of Maricopa County.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).  At December 31, 2003, we had total assets of $1.4 billion, net loans and leases of $931.2 million, and deposits of $959.2 million.

We provide a broad range of banking products and services, including credit, treasury management, investment, deposit and trust products to our targeted customer base of small and medium-sized businesses and high-net-worth individuals.  Each of our bank locations operates as a separate business bank, with significant local decision-making authority.

Our banking products are complimented by our fee-based business lines which we first introduced in 1998, when we began offering trust and estate administration services.  Through a combination of internal growth and acquisitions, our fee based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, wealth transfer planning, life insurance, investment banking and investment management services.

Support functions for our bank branch and fee-based business offices such as accounting, data processing, bookkeeping, credit administration, loan operations, human resources, audit and compliance, loan review, and investment and cash management services are conducted centrally from our downtown Denver office.  As a result of this operating approach, we believe we are well positioned to attract and serve our target customers, combining the elements of personalized service found in community banks with sophisticated banking products and services traditionally offered by larger regional banks.  For a discussion of the segments included in our principal activities, see Note 17 of Notes to Consolidated Financial Statements.

2003 Acquisitions

On April 1, 2003, the Company acquired Alexander Capital Management Group, Inc., an SEC-registered investment adviser firm based in Denver, Colorado.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Alexander Capital Management Group, Inc.’s operations have been included in our consolidated financial statements since the date of purchase.  The acquisition of Alexander Capital Management Group, Inc. was completed through a merger of Alexander Capital Management Group, Inc. into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC (“ACMG”).

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of Alexander Capital Management Group, Inc. for each of the twelve months ending on March 31, 2004, 2005, and 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock.  In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units, representing a 20% interest in the future profits and losses of ACMG.  At December 31, 2003, the amount owed under the earn-out and Profits Interest agreements was immaterial.  The acquisition was accounted for under the purchase method of accounting resulting in the recognition of  $2,916,000 in goodwill.

On April 14, 2003, the Company acquired Financial Designs Ltd. (“FDL”), a provider of wealth transfer and employee benefit services based in Denver, Colorado.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that has provided employee benefits consulting services since 2000.  The surviving corporation continues to use the FDL name.  The acquisition was accounted for under the purchase method of accounting resulting in the initial recognition of  $3,097,000 in goodwill.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.  As of December 31, 2003, the Company recorded an additional $18,741,000 of goodwill pursuant to the earn-out agreement.

2001 Acquisitions

On March 8, 2001, we acquired First Capital Bank of Arizona (“First Capital”), an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona.  The acquisition was structured as a merger between First Capital and a wholly owned subsidiary formed to participate in the merger.  As a result of the merger, First Capital shareholders received shares of our common stock and First Capital became our wholly owned subsidiary.  The transaction was accounted for as a pooling of interests.

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

On July 10, 2001, CoBiz acquired Green Manning & Bunch, Ltd. (“GMB”), a 13-year-old investment banking firm based in Denver, Colorado.  The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary formed to consummate the transaction: CoBiz GMB, Inc.  In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of our common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments.  The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc. and had no voting rights.  After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock.  The transaction was accounted for as a purchase.  Goodwill of $4,976,000 was initially recorded in connection with the transaction.  The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met.  The contingent consideration is to be paid if GMB’s revenues and earnings exceed certain targeted levels through 2005.  At December 31, 2003, no earn-out payments have been accrued or paid.

On August 6, 2003, the holders of the CoBiz GMB, Inc. Shares exercised their right to exchange the CoBiz GMB Inc. Shares for our common stock.  Accordingly, 73,818 shares of our common stock were issued on August 12, 2003 resulting in the recognition of an additional $1,000,000 in goodwill.  CoBiz GMB, Inc. is now a wholly owned subsidiary of the Company.

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority and expanding our products to meet the needs of small to medium-sized businesses and high-net-worth individuals.  In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach.  In order to realize our strategic objectives, we are pursuing the following strategies:

Organic Growth.  We believe the Colorado and Arizona markets provide us with significant opportunities for internal growth.  These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks.  We believe this consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks.  In addition, we believe these banks often do not satisfy the needs of high-net-worth individuals who desire personal attention from experienced bankers.  Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require.  Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.  A significant amount of our loan growth to date has resulted from pre-existing customer relationships established by our lending officers and senior management team.

De novo branching.  We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states.  We intend to use Colorado Business Bank-Boulder as our model for further de novo branching.  Colorado Business Bank-Boulder opened in November

1995 with a staff of three experienced lending officers recruited from the Boulder branch of a large national bank.  We began our Boulder operations in a relatively small space in an office building in downtown Boulder, rather than in a traditional, free-standing bank building, thereby substantially decreasing overhead.  As a result of the market’s acceptance of our business banking model, Colorado Business Bank-Boulder has grown significantly and relocated to a new larger location.  In addition, we have added a second Boulder location.  At December 31, 2003, our Boulder locations had an aggregate of $181.8 million in loans and $132.3 million in deposits and customer repurchase agreements.  This strategy has been successful in Colorado and is being utilized in the Arizona market.  Since the acquisition in 1994, we have introduced eight Colorado and two Arizona de novo locations, and have plans to open two de novo locations in Arizona and one in Colorado during 2004.

Fee-based business lines.  Although banking remains our core business, we have begun and will likely continue introducing supplemental fee-generating business lines.  We began offering trust and estate administration services in March 1998, employee benefits brokerage and consulting in 2000, property and casualty insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003.  We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business.  In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net interest income.

New product lines.  We also will seek to grow through the addition of new product lines.  Our product development efforts are focused on providing enhanced credit, treasury management, investment, and deposit and trust products to our target customer base.  Within the past few years, we have greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans.  In the second quarter of 2003, we hired additional senior commercial real estate lenders for our Arizona franchise which will allow us to pursue more sophisticated commercial real estate loans in that market.  During the fourth quarter of 2003, we also introduced an interest rate hedge program to our customers.  The interest rate hedge program allows us to offer derivative products such as swaps, caps, floors and collars to assist our customers in managing their interest-rate risk profile.  In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.  At December 31, 2003, the Company did not have any outstanding positions related to the hedge program.

Expanding existing banking relationships.  We are normally not a transaction lender and typically require that borrowers enter into a multiple-product banking relationship with us, including deposits and treasury management services, in connection with the receipt of credit from the Bank.  We believe that such relationships provide us with the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional non-interest income.  In addition, we believe this philosophy aids in customer retention.

Capitalizing on the use of technology.  We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology.  Our data-processing system allows us to provide upgraded Internet banking, expanded treasury management products, and check and document imaging, as well as a 24-hour voice response system.  Other services currently offered by the Bank include controlled disbursement, lock box, repurchase agreements, and sweep investment accounts.  The implementation of a new wire system in 2003 has allowed us to serve high volume wire customers, such as title companies and investment exchange accommodators, which has resulted in a significant increase in our deposit base.  In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies, and provide management with the information and analysis necessary to manage our growth effectively.  A significant development in 2002 was the addition of a Chief Information Officer who came to the Company from a $5 billion business bank in Houston.  Since his arrival, the IT department has added staff and management positions, enhancing our ability to service both internal and external customers.

Emphasizing high quality customer service.  We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas.  We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs.  Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers.  For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 14 locations or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk.  We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan and lease portfolio by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of our board of directors.  In addition, we added a Chief Credit Officer in the third quarter of 2001 to further enhance our asset quality.  At December 31, 2003, our ratio of nonperforming loans and leases to total loans and leases was 0.16%, compared to 0.31% at December 31, 2002.  We seek to control our exposure to changing interest rates by attempting to maintain an interest-rate profile within a narrow range around an earnings neutral position.  An important element of this focus has been to emphasize variable rate loans and investments funded by deposits that also mature or re-price over periods of 12 months or less.  In 2003 we hired a treasury manager and implemented a capital markets group to analyze and manage our interest rate exposure.

Achieving efficiencies and economies of scale through centralized administrative and support operations.  We seek to maximize operational and support efficiencies in a manner consistent with maintaining high quality customer service.  We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and cash management services, at our downtown Denver office.  We believe that this structure allows our business professionals to focus on customer service and sales strategies adapted to each community that we serve.

Acquisitions.  We intend to continue to explore acquisitions of financial institutions or financial services entities, including opportunities in Colorado, Arizona and other western states.

Our approach to expansion is predicated on recruiting key personnel to lead new initiatives.  While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative.  We believe that, by focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services, we enhance our market position and add growth opportunities.

Market Areas Served

Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

During the latter part of 2002 and 2003, the Company opened three new bank locations.  Arizona Business Bank-Tempe opened in November 2002, and Arizona Business Bank-Scottsdale opened in March of 2003.  Colorado Business Bank-Northeast, which serves the growing Denver International Airport business corridor, opened in October 2003.  The Company is currently planning on opening a new bank location, with a president to be recruited from our existing bank operations, mid-way between Denver and Boulder in the Interlocken corridor in mid 2004.  We also intend to hire two additional bank presidents for our Arizona franchise during 2004.

Colorado’s economy was rated as one of the top five in the country in the annual Development Report Card for the States by the Corporation for Enterprise Development in 2003.  The Denver metropolitan area is one of the fastest growing regions in the nation, helping to make Colorado the sixth and sixteenth-fastest growing state in the United States during 2002 and 2003, respectively.  The population of this seven county region has grown to approximately 2.5 million with a work force of 1.3 million at December 2003 and is home to 56% of the State’s population and 61% of the jobs.  Following 14 years of consecutive job growth, Denver’s economy contracted in 2002 and 2003, with job losses reported in both years.  Although the Denver metro economy has been slower to show signs of the national economic improvement, 2004 is expected to show expansion with a forecasted employment growth rate of 1.2%.  Although the unemployment rate for Denver had risen to 5.9% by the end of 2003, it remained slightly lower than the national average of 6.0%.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services.  Colorado has had the highest concentration of high-tech workers for four years in a row, with 98 of every 1,000 non-governmental workers employed in high tech firms.  Colorado has also been ranked as the fourth-best prepared state to prosper in the future economy according to the Progressive Policy Institute.

We have two locations each in downtown Denver, Boulder and Littleton and one location each in Commerce City, Golden, the Denver Technological Center (“DTC”) and the Vail Valley.  The following is selected additional market data regarding the Colorado markets we serve:

•             Downtown Denver and the DTC are the main business centers of metropolitan Denver.  The area around the DTC features a high concentration of office parks and businesses.  A large number of high-net-worth individuals live and work in the area.

•             Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region.

•             The Commerce City location is uniquely situated to serve Denver’s growing northeast communities due to its position adjacent to the Denver International Airport, eight miles from downtown Denver, and 25 miles from the DTC.

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

Our Arizona market is served by a full-service commercial banking location based in Phoenix with one branch office in Surprise, a suburb of Phoenix near Sun City; one branch office in Tempe; and one in Scottsdale.  The Phoenix metropolitan area continued its employment growth in 2003 with a 20.7% change in non-farm employment and with forecasted 2004 growth of 41.7%.  The December 2003 unemployment rate for the Phoenix metropolitan area was 4.2%.  Arizona was the second-fastest growing state in the nation during 2002, and experienced a population growth rate of 40.0% between 1990 and 2000 as compared to the national growth rate of 13.1% during the same period.  Arizona’s economic sectors include trade, manufacturing, mining, agriculture, construction, and tourism, with services constituting the largest economic sector.  In December 2003, the Arizona unemployment rate was 4.8%, an improvement over the 5.2% rate in December 2002.  The following is selected additional market data regarding the Arizona markets we serve:

•             Our Arizona banks are located in Maricopa County.  More than half of Arizona’s population resides in Maricopa County, which includes the cities of Phoenix, Mesa, Scottsdale, Surprise, Sun City, Glendale, Chandler, Tempe and Peoria.

•             Our office in Surprise, Arizona is strategically located to serve the large population of retired persons living in the suburbs of Phoenix.  The customers in this demographic group usually prefer the personal service of a community bank to the more impersonal service of a large financial institution.

•             Our office in Scottsdale, Arizona is located in one of the most desirable areas within metropolitan Phoenix, from both a residential and employment perspective.  The Scottsdale area continues to experience faster job growth than population growth.

•             Our office in Tempe, Arizona is located in the center of the Phoenix metropolitan area.  Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in Tempe.

Lending Activities

General.  We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing, including both operating and direct financing leases.  Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $2 million to $50 million and businesses and individuals with borrowing requirements of $250,000 to $8 million.  At December 31, 2003, substantially all of our outstanding loans and leases were to customers within Colorado and Arizona.  Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for an analysis of the interest rates on our loans.

Credit Procedures and Review.  We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring.  In addition, we provide ongoing loan officer training and review.  We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Chief Credit Officer.  All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios.  In addition, each of the loan officers establishes a watch list of loans to be reviewed monthly by the boards of directors of the Bank and CoBiz.  The loan and lease portfolio is also monitored regularly by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of the boards of directors.

Composition of Loan and Lease Portfolio.  The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$308,174	33.1	$254,389	32.3	$197,595	29.5	$157,974	30.5	$142,840	35.2
Real estate – mortgage	454,865	48.8	366,841	46.5	303,555	45.2	236,282	45.7	162,868	39.8
Real estate – construction	109,326	11.7	114,753	14.6	119,022	17.8	75,921	14.7	62,454	15.3
Consumer	61,049	6.6	50,853	6.4	40,840	6.1	29,197	5.7	23,243	5.7
Direct financing leases – net	10,201	1.1	12,033	1.5	17,901	2.7	24,088	4.7	21,485	5.3
Loans and leases	$943,615	101.3	$798,869	101.3	$678,913	101.3	$523,462	101.3	$412,890	101.3
Less allowance for loan and lease losses	(12,403)	(1.3)	(10,388)	(1.3)	(8,872)	(1.3)	(6,819)	(1.3)	(5,171)	(1.3)
Net loans and leases	$931,212	100.0	$788,481	100.0	$670,041	100.0	$516,643	100.0	$407,719	100.0

Under federal law, the aggregate amount of loans we may make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan and lease losses.  At December 31, 2003, our individual legal lending limit was $16.9 million.  Our board of directors has established an internal lending limit of $8.3 million for normal credit extensions and $10.4 million for the highest rated credit types.  To accommodate customers whose financing needs exceed our internal lending limits, and to address portfolio concentration concerns, we sell loan participations to outside participants.  At December 31, 2003 and 2002, the outstanding balances of loan participations sold by us were $35.5 million and $31.3 million, respectively. We have retained servicing rights on all loan participations sold.  At December 31, 2003 and 2002, we had loan participations purchased from other banks totaling $10.8 million and $13.9 million, respectively.  We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit.  We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  See Note 13 of Notes to Consolidated Financial Statements for additional discussion on our commitments.

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

Real Estate Mortgage Loans.  Real estate mortgage loans include various types of loans for which we hold real property as collateral.  We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship.  We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to twenty years.  The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan.  In addition, we originate Small Business Administration 504 loans (“SBA”) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as USDA Rural Development loans.  We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  We do not actively seek permanent mortgage loans for our own portfolio, but, rather, syndicate such loans to other financial institutions.  However, for those permanent mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 20 years or less.

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

Private Banking.  As a supplement to our lending activities, we offer private banking services to our customers to provide a high-level of knowledgeable service, accessibility, and responsiveness to help our customers meet their financial goals.  The benefits of private banking include preferred rates on deposit and lending products, as well as access to other premier services offered by the Bank.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, and other real estate owned.  Nonaccrual loans are those loans for which the accrual of interest has been discontinued.  Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis).  The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$—	$8	$32	$37	$49
Nonaccrual loans and leases	1,519	2,434	2,206	467	634
Restructured loans and leases	—	—	—	—	—
Total nonperforming loans and leases	1,519	2,442	2,238	504	683
Repossessed assets	60	6	—	—	—
Total nonperforming assets	$1,579	$2,448	$2,238	$504	$683
Allowance for loan and lease losses	$12,403	$10,388	$8,872	$6,819	$5,171
Ratio of nonperforming assets to total assets	0.11%	0.22%	0.24%	0.07%	0.12%
Ratio of nonperforming loans and leases to total loans and leases	0.16%	0.31%	0.33%	0.10%	0.17%
Ratio of allowance for loan and lease losses to total loans and leases	1.31%	1.30%	1.31%	1.30%	1.25%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	816.52%	425.39%	396.43%	1352.98%	757.10%

Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due.  When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain.  When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings.  Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition.  Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.  The additional interest income that would have been recognized for the years ended December 31, 2003, 2002, and 2001 if our nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in our net income for such periods, was not material.  Repossessed assets include vehicles acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan.  In addition to the nonperforming assets described above, at December 31, 2003, we had 59 loan and lease relationships considered by management to be potential problem loans or leases, with outstanding principal totaling approximately $13.5 million.  A potential problem loan or lease is one as to which management has concerns about the borrower’s future performance under the terms of the loan or lease contract.  For our protection, management monitors these loans and leases closely.  These loans and leases are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories.  However, further deterioration may result in the loan or lease being classified as nonperforming.  The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

Analysis of Allowance for Loan and Lease Losses.  The allowance for loan and lease losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan and lease portfolio.  The allowance for loan and lease losses is maintained at a level considered adequate to provide for loan and lease losses, based on various factors affecting the loan and lease portfolio, including a review of problem loans and leases, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs.  The allowance is increased by additional charges to operating income and reduced by loans and leases charged off, net of recoveries.  The following table sets forth information regarding changes in our allowance for loan and lease losses for the periods indicated.

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$10,388	$8,872	$6,819	$5,171	$3,678
Charge-offs:
Commercial	323	552	119	189	100
Real estate — mortgage	204	65	72	16	—
Real estate — construction	—	—	—	—	5
Consumer	60	75	44	67	80
Direct financing leases	339	903	179	225	—
Total charge-offs	926	1,595	414	497	185
Recoveries:
Commercial	37	371	55	37	24
Real estate — mortgage	—	17	16	—	—
Real estate — construction	—	—	—	—	—
Consumer	41	3	18	20	2
Direct financing leases	103	130	16	2	—
Total recoveries	181	521	105	59	26
Net charge-offs	(745)	(1,074)	(309)	(438)	(159)
Provisions for loan and lease losses charged to operations	2,760	2,590	2,362	2,086	1,652
Balance of allowance for loan and lease losses at end of period	$12,403	$10,388	$8,872	$6,819	$5,171
Ratio of net charge-offs to average loans and leases	0.09%	0.15%	0.05%	0.10%	0.05%
Average loans and leases outstanding during the period	$855,085	$737,151	$591,741	$459,684	$336,160

Additions to the allowance for loan and lease losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan and lease portfolio.  Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses.  The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period, and current and anticipated economic conditions.  At December 31, 2003, the allowance for loan and lease losses equaled 1.31% of total loans and leases.  Federal regulatory agencies, as part of their examination process, review our loans and leases and allowance for loan and lease losses.  We believe that our allowance for loan and lease losses is adequate to cover anticipated loan and lease losses.  However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank’s loan and lease portfolio in the future, may request the Bank to increase such allowance.  Either of these events could adversely affect our earnings.  Further, there can be no assurance that our actual loan and lease losses will not exceed the allowance for loan and lease losses.

The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular categories of loans or leases.

	At December 31,
	2003		2002		2001		2000		1999
	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
	(Dollars in thousands)

Commercial	$3,058	32.6%	$2,251	31.8%	$2,330	29.6%	$2,302	30.2%	$1,244	34.7%
Real estate — mortgage	3,322	48.2%	2,759	45.9%	1,920	44.4%	1,102	45.1%	1,087	39.4%
Real estate — construction	1,138	11.6%	799	14.4%	652	17.4%	572	14.5%	373	15.1%
Consumer	381	6.5%	414	6.4%	240	6.0%	210	5.6%	247	5.6%
Direct financing leases	234	1.1%	773	1.5%	505	2.6%	215	4.6%	183	5.2%
Unallocated	4,270	—	3,392	—	3,225	—	2,418	—	2,037	—
Total	$12,403	100.0%	$10,388	100.0%	$8,872	100.0%	$6,819	100.0%	$5,171	100.0%

The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans or leases for which no specific allocation has been estimated.  Management attempts to quantify, on a quarterly basis, unidentified loss exposure in our overall portfolio.  We continually analyze historical loss trends in assessing the unallocated portion of the allowance.  General economic conditions and commercial trends influence the level of the unallocated portion of the allowance, as well as growth of the loan and lease portfolio.  We also specifically monitor concentrations of real estate and large credits.  We believe that any allocation of the allowance into categories creates an appearance of precision that does not exist.  The allocation table should not be interpreted as an indication of the specific amounts, by loan or lease classification, to be charged to the allowance.  We believe that the table is a useful device for assessing the adequacy of the allowance as a whole.  The table has been derived in part by applying historical loan and lease loss ratios to both internally classified loans and leases and the portfolio as a whole in determining the allocation.  The allowance is utilized as a single unallocated allowance available for all loans and leases.

Investments

Our investment portfolio is comprised primarily of securities rated “A” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one- to seven-year period.  Our practice is to purchase primarily U.S. Treasury and U.S. government agency securities.  We invest primarily in mortgage-backed securities that reprice annually.  Our investment strategies are reviewed at the meetings of the asset and liability management committee.

Our mortgage-backed securities are typically classified as available for sale.  Our goals with respect to our securities portfolio are to:

•             Maximize safety and soundness.

•             Provide adequate liquidity.

•             Maximize rate of return within the constraints of applicable liquidity requirements.

•             Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$115	$800	$9,570
Mortgage-backed securities	343,441	251,560	187,782
Trust preferred securities	11,354	7,500	4,003
State and municipal bonds	3,927	4,622	3,949
Federal Reserve and FHLB stock	7,617	6,131	5,238
Other investments	3,195	1,675	1,357
Total	$369,649	$272,288	$211,899

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2003.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency securities	$115	2.71%	$—	—	$—	—	$—	—	$115	2.71%
Mortgage-backed securities	322,879	3.47%	2,967	6.07%	124	7.47%	17,471	3.59%	343,441	3.50%
Trust Preferred securities	—	—	—	—	—	—	11,354	8.13%	11,354	8.13%
State and municipal bonds	—	—	360	6.05%	118	2.60%	3,449	5.08%	3,927	5.09%
Federal Reserve and FHLB stock	—	—	—	—	—	—	7,617	4.11%	7,617	4.11%
Other investments	—	—	1,956	12.39%	—	—	1,239	—	3,195	7.59%
Total	$322,994	3.47%	$5,283	8.41%	$242	5.10%	$41,130	4.96%	$369,649	3.71%

(1)          Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

Deposits

Our primary source of funds has historically been customer deposits.  We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits.  These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts.  At December 31, 2003, $304.3 million, or 32%, of our deposits were noninterest-bearing deposits.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance we will be able to continue to maintain such a high level of noninterest-bearing deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.  We have not actively sought brokered deposits and do not currently intend to do so.  The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2003		2002		2001
	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate
	(Dollars in thousands)

NOW and money market accounts	$318,401	0.76%	$268,910	1.31%	$229,114	3.00%
Savings	8,465	0.45%	6,691	0.75%	5,419	1.70%
Certificates of deposit under $100,000	124,714	2.68%	119,901	3.65%	83,782	5.51%
Certificates of deposit $100,000 and over	189,650	2.28%	173,422	3.18%	152,848	5.31%
Total interest-bearing deposits	641,230	1.58%	568,924	2.37%	471,163	4.18%
Noninterest-bearing demand deposits	261,207	—	183,721	—	142,021	—
Total deposits	$902,437	1.12%	$752,645	1.79%	$613,184	3.21%

Maturities of certificates of deposit of $100,000 and more are as follows:

At December 31, 2003
(Dollars in thousands)
Remaining Maturity

Less than three months	$100,940
Three months up to six months	57,087
Six months up to one year	30,478
One year and over	18,440
Total	$206,945

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka (“FHLB”).  The following table sets forth information relating to our short-term borrowings.

	At or for the year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Federal funds purchased
Balance at end of period	$2,300	$8,700	$5,000
Average balance outstanding for the period	13,449	5,330	7,290
Maximum amount outstanding at any month end during the period	20,200	17,450	24,500
Weighted average interest rate for the period	1.31%	1.90%	3.81%
Weighted average interest rate at period end	1.15%	1.25%	1.88%
Securities sold under agreement to repurchase
Balance at end of period	$186,410	$115,517	$83,596
Average balance outstanding for the period	134,343	108,719	76,068
Maximum amount outstanding at any month end during the period	187,837	135,408	94,480
Weighted average interest rate for the period	1.21%	1.39%	3.31%
Weighted average interest rate at period end	1.23%	1.05%	1.77%
FHLB advances
Balance at end of period	$94,548	$30,560	$86,200
Average balance outstanding for the period	60,111	55,780	45,110
Maximum amount outstanding at any month end during the period	94,548	76,200	86,200
Weighted average interest rate for the period	1.54%	2.28%	4.17%
Weighted average interest rate at period end	1.34%	2.51%	2.09%

Competition

CoBiz and its subsidiaries face competition in all of their principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.

By virtue of their larger capital bases or affiliation with larger multi-bank holding companies, many of our competitors have substantially greater capital resources and lending limits than we do and perform functions we offer only through correspondents.  Our business, financial condition, results of operations, and cash flows may be adversely affected by an increase in competition.  Moreover, the Gramm-Leach-Bliley Act has expanded the ability of participants in the banking and thrift industries to engage in other lines of business.  This Act could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized banks and thrift holding companies.

Employees

At February 29, 2004, we had  376 employees, including 363 full-time equivalent employees.  Employees of the Company enjoy a variety of employee benefit programs, including stock option plans, an employee stock purchase plan, a 401(k) plan, various comprehensive medical, accident and group life insurance plans, and paid vacations.  No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Supervision and Regulation

CoBiz and the Bank are extensively regulated under federal, Colorado and Arizona law.  These laws and regulations are primarily intended to protect depositors and federal deposit insurance funds, not shareholders of CoBiz.  The following information summarizes certain material statutes and regulations affecting CoBiz and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws, regulations, or regulatory policies may have a material adverse effect on the business, financial condition, results of operations, and cash flows of CoBiz and the Bank.  We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “1994 Act”).  The 1994 Act displaces state laws governing interstate bank acquisitions.  Under the 1994 Act, a financial or bank holding company may, subject to some limitations, acquire a bank outside of its home state without regard to local law.  Thus, an out-of-state holding company could acquire the Bank, and we can acquire banks outside of Colorado.

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

The 1994 Act also permits bank subsidiaries of a financial or bank holding company to act as agents for affiliated institutions by receiving deposits, renewing time deposits, closing loans, servicing loans, and receiving payments on loans.  As a result, a relatively small Colorado or Arizona bank owned by an out-of-state holding company could make available to customers in Colorado and Arizona some of the services of a larger affiliated institution located in another state.

Gramm-Leach-Bliley Act of 1999 (the “GLB Act”).  The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies.  A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance, and merchant banking without the prior approval of the FRB.

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

The table below sets forth the Company’s ratios at December 31, 2003 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2003
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	10.9%	8.0%
Tier I capital to risk-weighted assets	8.9%	4.0%
Tier I leverage ratio	6.9%	4.0%

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

The FDICIA requires the federal banking regulators to take “prompt corrective action” with respect to capital-deficient institutions.  In addition to requiring the submission of a capital restoration plan, the FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business.  With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons, if the institution would be undercapitalized after any such distribution or payment.

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals.  The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies.  In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

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

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks, and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities, and law enforcement authorities with respect to individuals, entities, and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act.  Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers.

Check Clearing for the 21st Century Act.  This Act, which became effective in October 2003, gives the same legal weight to a digital image of a check as to the actual check.  This presents the opportunity for more efficient methods to process customer checks and could result in real dollar savings in the future.

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

Regulation W of the Federal Reserve Act, which became effective on April 30, 2003, addresses the application of Sections 23A and 23B to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates.  The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage, and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act.

Fair and Accurate Credit Transactions Act.  This Act, which became effective in December 2003, is designed to ensure that all citizens are treated fairly when they apply for a mortgage or other form of credit.  The Act includes many provisions concerning national credit reporting standards and strives to protect consumers from identity theft.  Financial institutions must also comply with guidelines to be established by their federal banking regulators to help detect identity theft.  The Act also restricts the circumstances in which affiliated companies may share consumer information for marketing purposes.

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

The following table sets forth the capital ratios of the Bank at December 31, 2003.

	At December 31, 2003
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	11.2%	8.0%
Tier I capital to risk-weighted assets	9.9%	4.0%
Tier I leverage ratio	7.6%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Increasingly severe restrictions are placed on a depository institution as its capital level classification declines.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%.  An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances).  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Under these regulations, at December 31, 2003, the Bank was well capitalized, which classification places no significant restrictions on the Bank’s activities.

On January 15, 2004, the Basel Committee on Banking Supervision updated the status of the revised draft of the New Basel Capital Accord originally issued in January 2001.  The New Accord consists of three pillars that address (1) minimum capital requirements, (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes, and (3) public disclosure.  The Company continues to monitor developments of the proposed Accord which is not anticipated to be effective prior to year-end 2006.

Internal Operating Requirements.  Federal regulations promote the safety and soundness of individual institutions by specifically addressing, among other things: (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate exposure, (5) asset growth, and (6) compensation and benefit standards for management officials.

Real Estate Lending Evaluations.  Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate.  The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices.  The Company has established loan-to-value ratio limitations on real estate loans, which are more stringent than the loan to value limitations established by regulatory guidelines.

Deposit Insurance Premiums.  Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and, in part, on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  Assessment rates range from $0 to $0.27 per $100.  This classification for determination of assessment rate may be reviewed semi-annually.  The Bank currently does not pay an assessment rate for FDIC deposit insurance.  However, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.

Restrictions on Loans to One Borrower.  Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan and lease losses.  The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

Fee-Based Business Lines

ACMG is registered with the SEC under the Investment Advisers Act.  The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations.  Virtually all aspects of ACMG’s investment management business are subject to various federal and state laws and regulations.  These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict ACMG from carrying on its investment management business in the event that it fails to comply with such laws and regulations.  In such event, the possible sanctions which may be imposed, include the suspension of individual employees, business limitations on ACMG’s engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

GMB is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and other federal and state agencies.  GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer.  Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB.  GMB’s regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2003.  The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

Changing Regulatory Structure

Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry.  The FRB, OCC,and FDIC all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.  These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.  Moreover, the authority of these agencies has expanded in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.cobizinc.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines.  These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

Item 2.  Properties

At February 29, 2004, we had ten banking locations in Colorado and four in Arizona.  Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202.  We lease our executive offices, our Northeast office, and our Surprise office locations from entities partly owned or controlled by a director of the Bank.  See “Certain Relationships and Related Transactions” under Item 13 of Part III.  The terms of the leases expire between 2011 and 2016.  The Company leases all of its facilities.  The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Denver	821 Seventeenth Street, Denver, CO 80202	2011
Tremont	1275 Tremont, Denver, CO 80202	2014
Littleton	101 W. Mineral Avenue, Littleton, CO 80120	2005
Prince	2409 W. Main Street, Littleton, CO 80120	2009
Boulder	2025 Pearl Street, Boulder, CO 80302	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2004
West Metro	15710 W. Colfax Avenue, Golden, CO 80401	2004
Northeast	4695 Quebec Street, Denver, CO 80216	2013
DTC	8400 E. Prentice Avenue, Ste. 150, Englewood, CO 80111	2008
Rockies	P.O. Box 2826 Northstar Center, Edwards, CO 81632	2009
Phoenix	2700 N. Central Avenue, Phoenix, AZ 85004	2006
Scottsdale	6929 E. Greenway Parkway, Scottsdale, AZ 85254	2010
Surprise	12775 W. Bell Road, Surprise, AZ 85374	2016
Tempe	1620 W. Fountainhead Parkway, Tempe, AZ 85282	2007

Fee-Based Business Locations	Address	Lease Expiration
Alexander Capital Management Group	1099 Eighteenth Street, Ste. Denver, CO 80202	2009
CoBiz Insurance, Inc.	10901 W Toller Drive, Littleton, CO 80127	2009
Financial Designs Ltd.	821 Seventeenth Street, Denver, CO 80202	2008
GMB, Ltd.	370 Seventeenth Street, Ste. 3600, Denver, CO 80202	2010

All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations.  We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3.  Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits, which are incidental to our business, are brought against, or by, us.  We believe the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Nasdaq Stock Market under the symbol “COBZ.” At February 29, 2003, there were approximately 484 shareholders of record of CoBiz Common Stock.

The following table presents the range of high and low closing sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Stock Market and the per-share dividends declared in each quarter during that period.

	High	Low	Cash Dividends Declared
2002:
First Quarter	$16.600	$12.950	$0.045
Second Quarter	18.500	15.000	0.045
Third Quarter	17.500	15.270	0.050
Fourth Quarter	16.210	14.600	0.050
2003:
First Quarter	$15.100	$13.800	$0.050
Second Quarter	14.600	13.380	0.050
Third Quarter	17.200	14.150	0.060
Fourth Quarter	19.380	15.900	0.060

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

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods indicated, the Company completed five acquisitions of companies in merger transactions. Two of the mergers (First Capital Bank of Arizona and Milek Insurance Services, Inc.) were accounted for using the “pooling of interests” method, and accordingly, all financial data relating to periods prior to the respective mergers have been restated to include the merged entities’ balance sheet data and historical results of operations.  In addition, data has been restated to reflect the effect of a three-for-two stock split effectuated on July 31, 2001, where applicable.

	At or for the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$65,009	$62,585	$61,890	$54,903	$38,713
Interest expense	14,234	18,347	26,388	24,540	14,650
Net interest income before provision for loan and lease losses	50,775	44,238	35,502	30,363	24,063
Provision for loan and lease losses	2,760	2,590	2,362	2,086	1,652
Net interest income after provision for loan and lease losses	48,015	41,648	33,140	28,277	22,411
Noninterest income	16,799	9,656	8,420	5,745	5,621
Noninterest expense (1)	44,337	33,600	26,796	20,674	18,686
Income before taxes	20,477	17,704	14,764	13,348	9,346
Provision for income taxes	7,447	6,677	5,835	5,224	3,461
Net income	$13,030	$11,027	$8,929	$8,124	$5,885

Earnings per share - basic	$0.96	$0.84	$0.70	$0.64	$0.47
Earnings per share - diluted	$0.92	$0.80	$0.66	$0.62	$0.45
Cash dividends declared per common share	$0.22	$0.19	$0.17	$0.15	$0.07
Dividend payout ratio	22.92%	22.62%	24.29%	23.44%	14.89%

Balance sheet data:
Total assets	$1,403,877	$1,118,649	$925,410	$739,464	$578,565
Total investments	369,649	272,288	211,899	167,567	127,637
Loans and leases	943,615	798,869	678,913	523,462	412,890
Allowance for loan and lease losses	12,403	10,388	8,872	6,819	5,171
Deposits	959,178	856,965	655,192	542,568	458,313
Junior subordinated debentures	40,570	20,000	20,000	20,000	—
Common shareholders’ equity	95,664	82,004	70,803	58,439	50,268

Key ratios:
Return on average total assets	1.06%	1.08%	1.08%	1.24%	1.17%
Return on average shareholders’ equity	14.52%	14.57%	13.78%	15.05%	12.16%
Average equity to average total assets	7.29%	7.40%	7.81%	8.27%	9.60%
Net interest margin (2)	4.37%	4.56%	4.54%	4.99%	5.21%
Efficiency ratio (3)	65.70%	62.57%	61.73%	57.63%	63.02%
Nonperforming assets to total assets	0.11%	0.22%	0.24%	0.07%	0.12%
Nonperforming loans and leases to total loans and leases	0.16%	0.31%	0.33%	0.10%	0.17%
Allowance for loan and lease losses to total loans and leases	1.31%	1.30%	1.31%	1.30%	1.25%
Allowance for loan and lease losses to nonperforming loans and leases	816.52%	425.39%	396.43%	1352.98%	757.10%
Net charge-offs to average loans and leases	0.09%	0.15%	0.05%	0.10%	0.05%

(1)       Noninterest expense includes the minority interest that is separately reported in the consolidated financial statements totaling $(3), $(6) and $3 for December 31, 2003, 2002 and 2001, respectively.

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

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals.  Our operating segments include our commercial banking franchise, Colorado Business Bank and Arizona Business Bank, Investment Banking Services, Trust and Advisory Services, and Insurance Services.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense.  As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue.  We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.  We also have focused on reducing our dependency on our net interest margin by increasing our noninterest income.  Our fee-based business lines have continued to grow, with the additions of ACMG and FDL during 2003, which added investment management, high-end life insurance products, and wealth transfer planning to the array of financial services offered to our targeted customer base.  Our ratio of noninterest income to total operating revenues increased to 25% for 2003 compared to 18% in 2002 as a result of this continued focus.

In 2003, the Bank recognized continued growth in what was considered an economic slowdown.  Significant strides were made in the Arizona market, which we first entered in 2001, through the recruitment of several senior-level bankers who brought a significant amount of real estate experience with them.  The Colorado market has also seen signs of improvement, both in reported economic data and increased customer activity.  At a time when interest rates were at near record lows and financial institutions were experiencing severe compression on their net interest margins, we managed our interest earning assets and liabilities to maintain a net interest margin that has only decreased 19 basis points from the prior year.

Our management has focused on developing an organization with personnel, management systems, and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of non-interest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on options granted to employees, see Note 1 and 12 of Notes to Consolidated Financial Statements.  While we will continue to add personnel to lead new growth initiatives, including middle management, we believe our senior management and systems infrastructure are adequate to support our anticipated growth without incurring proportionate increases in general, administrative, and other non-interest expenses.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2003, our shareholders’ equity increased 952%, from $9.1 million to $95.7 million. During that same time period, our outstanding loans and leases (net) increased 967%, from $87.3 million to $931.2 million. This increase has primarily been the result of our focus on local relationship banking and commercial lending to small and medium-sized businesses and high-net-worth individuals. In addition, we have emphasized building and maintaining asset quality through our credit underwriting and monitoring process. Nonperforming assets have ranged from 0.07% to 0.58% of total assets during this period. We have maintained asset quality, while continuing to build our allowance for loan and lease losses. Our allowance for loan and lease losses increased 786%, from $1.4 million at December 31, 1995 to $12.4 million at December 31, 2003.

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K beginning on page F- 1. For a discussion of the segments included in our principal activities, see Note 17 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate.  Different estimates we could reasonably have used, or changes in the assumptions that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan and lease portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan, and 8 representing a loss that will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

In determining the appropriate level of the allowance for loan and lease losses, we model an analysis of the various components of the loan and lease portfolio, including all significant credits on an individual basis. When analyzing the adequacy we segment the loan and lease portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  Possible factors that may impact the allowance for loan and lease losses include, but are not limited to:

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

•                  Changes in the trend of the volume and severity of past-due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications.

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

Refer to the Provision and Allowance for Loan and Lease Losses section under Results of Operations below for further discussion on management’s methodology.

Recoverability of Goodwill

SFAS No. 142 “Goodwill and Other Intangible Assets,” requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.   If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

We conducted our annual evaluation of our reporting units, including our investment banking subsidiary, GMB, as of December 31, 2003.  As discussed in Note 7 of Notes to Consolidated Financial Statements, for the period ending December 31, 2003 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.   Since the acquisition of GMB, merger and acquisition activity has decreased as a result of poor economic conditions.  As such, the revenues of GMB have been less than their projected targets.  Although we fully expect merger and acquisition activity to increase as the economy improves, if

GMB continues to recognize operational losses our evaluation of the fair value of GMB could result in the determination that the carrying value of the business exceeds its fair value and that goodwill relating to GMB has been impaired.  If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge, which would adversely affect our results of operations.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The acquisition of Milek Insurance Services, Inc. and First Capital Bank of Arizona were accounted for as poolings of interests. Accordingly, the Company’s financial statements for all years presented in this report give retroactive effect to those acquisitions and combine the assets, liabilities, shareholders’ equity, income and expenses of the Company and the acquired entities at all dates and for all periods covered by the financial statements. All of the comparative information contained in the following sections of this report also gives retroactive effect to those acquisitions as though the Company and the acquired entities had been combined at both dates or for both periods being compared. The acquisitions of ACMG, FDL and GMB were accounted for as purchases and the assets, liabilities, income and expenses of the acquired entities are included in the Company’s financial statements only for periods following the closing of the acquisitions. For a summary of the contributions of the operations formerly conducted by our acquisitions to the assets and income of the Company during each period reported, see the segment information in Note 17 of Notes to Consolidated Financial Statements.

December 31, 2003, compared to December 31, 2002

Our total assets increased by $285.2 million to $1.4 billion at December 31, 2003, from $1.1 billion at December 31, 2002.  Our continued penetration into the Arizona market and the addition of new senior-level bankers in both Colorado and Arizona have allowed our loan and lease portfolio (net) to increase by $142.7 million, from $788.5 million at December 31, 2002, to $931.2 million at December 31, 2003.  During 2003, the Colorado franchise grew gross loans and leases by 12.7%, while the Arizona franchise grew by 45%.  Although the economy had not fully recovered in the Colorado market, we were able to grow by taking market share from some of the larger banks.  The overall growth in the loan portfolio during the year was comprised primarily of $88.0 million in real estate – mortgage loans and $53.8 million in commercial loans.  As of December 31, 2003, real estate – mortgage loans were the largest single component of the net loan portfolio at 49% compared to 47% at December 31, 2002.  Commercial loans were 33% of the net loan portfolio at December 31, 2003 compared to 32% at December 31, 2002.  The allowance for loan and lease losses totaled $12.4 million at December 31, 2003, an increase of $2.0 million, or 19%, compared to December 31, 2002.

Total investments were $369.6 million at December 31, 2003, compared to $272.3 million at December 31, 2002. The increase in the investment portfolio was possible due to strong deposit growth resulting from the matters described below, as well as securities sold under agreements to repurchase.  Mortgage-backed securities totaled $343.4 million at December 31, 2003 compared to $251.6 million at December 31, 2002.  The Company increased the investment portfolio with adjustable rate mortgage-backed securities during 2003 as a method to manage liquidity and interest rate risk, and to provide interest income.  Mortgage-backed securities are generally considered to have low credit risk due to being issued by government sponsored organizations.

Goodwill was $34.1 million at December 31, 2003, compared to $8.3 million at December 31, 2002, an increase of $25.7 million.  The increase in goodwill was due to $21.8 million from the acquisition of FDL, $2.9 million from the acquisition of ACMG and $1.0 million from the conversion of the Class B Shares issued in the GMB acquisition to our common stock.  Intangible assets have also increased by $3.1 million during 2003 due to the aforementioned acquisitions.  As part of the purchase price allocations, the Company has recognized intangible assets related to customer lists and contracts at December 31, 2003, totaling $2.8 million from FDL and $0.3 million from ACMG.

Other assets increased by $12.2 million to $15.8 million at December 31, 2003 from $3.6 million at December 31, 2002.  The increase is primarily related to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) policies on certain key officers.   These policies are reported in other assets.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deposits increased by $102.2 million to $959.2 million at December 31, 2003, from $857.0 million at December 31, 2002. Noninterest-bearing deposits increased by $91.3 million, and interest-bearing deposits increased by $10.9 million. Noninterest-bearing demand deposits comprised 32% of total deposits at December 31, 2003. Proceeds from deposit origination were primarily used for loan originations and the purchase of mortgage-backed securities.  Federal funds purchased and securities sold under agreements to repurchase increased by $64.5 million at December 31, 2003, to $188.7 million. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the $188.7 million total, $144.6 million represents repurchase agreements transacted on behalf of our customers.  The increase in deposits and customer repurchase agreements is attributable, in part, to our continued emphasis on deposit generation as well as a market preference for the low-risk of FDIC insured funds compared to the volatile equities market. Advances from the FHLB were $94.5 million at December 31, 2003, compared to $30.6 million at December 31, 2002.  The increase in advances from the FHLB were primarily used for loan originations and the purchase of mortgage-backed securities.

Accrued interest and other liabilities increased by $20.3 million to $25.2 million at December 31, 2003 from $4.9 million at December 31, 2002.  The increase is primarily attributable to an $18.7 million liability owed to the former shareholders of FDL in accordance with the 2003 earn-out payment stipulated in the merger agreement.  This liability was paid in the first quarter of 2004 in equal amounts of stock and cash.

Junior subordinated debentures increased by $20.6 million primarily due to a pooled trust preferred offering that was issued on September 17, 2003 through a statutory trust established by the Company.  In conjunction with the issuance of the trust preferred offering, the Company issued $20.6 million in junior subordinated debentures to the trust.  Although the provisions of FIN No. 46-R “Consolidation of Variable Interest Entities” precludes the consolidation of the statutory trust, the junior subordinated debentures are included in the Company’s consolidated financial statements.

December 31, 2002, compared to December 31, 2001

Our total assets increased by $193.2 million to $1.1 billion at December 31, 2002, from $925.4 million at December 31, 2001. A consistent focus on internal growth and sustained loan demand allowed our loan and lease portfolio (net) to increase by $118.4 million, from $670.0 million at December 31, 2001, to $788.5 million at December 31, 2002. Total investments were $272.3 million at December 31, 2002, compared to $211.9 million at December 31, 2001. The increase in the investment portfolio was possible due to strong deposit growth, as well as securities sold under agreements to repurchase.  Deposits increased by $201.8 million to $857.0 million at December 31, 2002, from $655.2 million at December 31, 2001. Noninterest-bearing deposits increased by $48.4 million, and interest-bearing deposits increased by $153.4 million. Noninterest-bearing demand deposits comprised 25% of total deposits at December 31, 2002. Federal funds purchased and securities sold under agreements to repurchase increased by $35.6 million at December 31, 2002, to $124.2 million. Of this total, $115.5 million represents repurchase agreements transacted on behalf of our customers and is not considered a wholesale borrowing source. The increase in deposits and customer repurchase agreements is attributable, in part, to the bear market as investors pulled out of equities and into safer harbors such as certificates of deposit, money market accounts and real estate.  An increased emphasis on deposit generation included in banker production goals has also impacted our deposit growth. Advances from the FHLB were $30.6 million at December 31, 2002, compared to $86.2 million at December 31, 2001.

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

	For the year ended December 31,
	2003			2002			2001
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$1,046	$15	1.43%	$2,251	$52	2.31%	$9,125	$426	4.67%
Investment securities (1)	316,475	11,950	3.78%	240,287	11,816	4.92%	189,946	11,635	6.13%
Loans and leases (2)	855,085	53,044	6.20%	737,151	50,717	6.88%	590,833	49,829	8.43%
Allowance for loan and lease losses	(11,199)	—	—	(9,838)	—	—	(7,895)	—	—
Total interest-earning assets	1,161,407	65,009	5.52%	969,851	62,585	6.45%	782,009	61,890	7.91%
Noninterest-earning assets:
Cash and due from banks	31,769			28,988			26,918
Other	37,195			23,671			21,067
Total assets	$1,230,371			$1,022,510			$829,994
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$318,401	$2,433	0.76%	$268,910	$3,511	1.31%	$229,114	$6,872	3.00%
Savings	8,465	38	0.45%	6,691	50	0.75%	5,419	92	1.70%
Certificates of deposit:
Under $100,000	124,714	3,338	2.68%	119,901	4,375	3.65%	83,782	4,620	5.51%
$100,000 and over	189,650	4,323	2.28%	173,422	5,523	3.18%	152,848	8,122	5.31%
Total interest-bearing deposits	641,230	10,132	1.58%	568,924	13,459	2.37%	471,163	19,706	4.18%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	147,792	1,797	1.22%	114,049	1,616	1.42%	83,358	2,801	3.36%
FHLB advances	60,111	928	1.54%	55,780	1,272	2.28%	45,110	1,881	4.17%
Company obligated mandatorily redeemable preferred securities	25,808	1,377	5.34%	20,000	2,000	10.00%	20,000	2,000	10.00%
Total interest-bearing liabilities	874,941	14,234	1.63%	758,753	18,347	2.42%	619,631	26,388	4.26%
Noninterest-bearing demand accounts	261,207			183,721			142,021
Total deposits and interest-bearing liabilities	1,136,148			942,474			761,652
Other noninterest-bearing liabilities	4,493			4,338			3,557
Total liabilities and preferred securities	1,140,641			946,812			765,209
Shareholders’ equity	89,730			75,698			64,785
Total liabilities and shareholders’ equity	$1,230,371			$1,022,510			$829,994
Net interest income		$50,775			$44,238			$35,502
Net interest spread			3.89%			4.03%			3.66%
Net interest margin			4.37%			4.56%			4.54%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.74%			127.82%			126.21%

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

	Year ended December 31, 2003 compared with year ended December 31, 2002			Year ended December 31, 2002 compared with year ended December 31, 2001
	Increase (decrease) in net interest income due to changes in			Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$(28)	$(9)	$(37)	$(114)	$(153)	$(267)
Investments (1)	3,747	(3,613)	134	3,057	(874)	2,183
Loans and leases (2)	8,114	(5,787)	2,327	12,911	(7,840)	5,071
Total interest-earning assets	11,833	(9,409)	2,424	15,854	(8,867)	6,987

Interest-bearing liabilities:
NOW and money market accounts	646	(1,724)	(1,078)	1,064	(2,882)	(1,818)
Savings	13	(25)	(12)	(16)	(30)	(46)
Certificates of deposits:
Under $100,000	176	(1,213)	(1,037)	1,858	(218)	1,640
$100,000 and over	517	(1,717)	(1,200)	1,872	(1,061)	811
Short-term borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	478	(297)	181	1,807	(1,878)	(71)
Advances from the FHLB	99	(443)	(344)	1,427	(1,051)	376
Junior subordinated debentures	581	(1,204)	(623)	956	—	956
Total interest-bearing liabilities	2,510	(6,623)	(4,113)	8,968	(7,120)	1,848
Net increase (decrease) in net interest income	$9,323	$(2,786)	$6,537	$6,886	$(1,747)	$5,139

(1)                      Yields do not include adjustments for tax-exempt interest because the amount of such interest is not material.

(2)                      Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Quantitative And Qualitative Disclosure About Market Risk — Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by the asset/liability management committee, in accordance with policies approved by the board of directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The asset/liability committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2003 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2003 will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	(11.1)%	(2.3)%	—	3.3%	6.6%
Market value of equity	(4.9)%	(1.8)%	—	1.7%	2.2%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2003, our cumulative interest rate gap for the period of less than one year was a positive 20.42%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2003. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.

	Estimated maturity or repricing at December 31, 2003
	Less than three months	Three months to less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Interest-earning assets:
Fixed rate loans	$18,135	$32,264	$100,174	$26,449	$177,022
Floating rate loans	554,985	17,208	179,780	4,419	756,392
Lease financing	311	1,369	7,755	765	10,201
Investment securities held to maturity and available for sale	103,700	219,296	3,327	43,326	369,649
Total interest-earning assets	$677,131	$270,137	$291,036	$74,959	$1,313,264

Interest-bearing liabilities:
NOW and money market accounts	$6,791	$139,667	$171,393	$30,666	$348,517
Savings	396	863	4,314	3,231	8,804
Time deposits under $100,000	30,861	38,503	21,223	—	90,587
Time deposits $100,000 and over	100,940	87,565	18,313	127	206,945
Securities and loans sold under agreements to repurchase and federal funds purchased	188,710	—	—	—	188,710
Federal Home Loan Bank advances	42,128	52,140	280	—	94,548
Junior subordinated debentures	20,619	—	20,620	—	41,239
Total interest-bearing liabilities	$390,445	$318,738	$236,143	$34,024	$979,350

Interest rate gap	$286,686	$(48,601)	$54,893	$40,935	$333,914

Cumulative interest rate gap	$286,686	$238,085	$292,978	$333,913

Cumulative interest rate gap to total assets	20.42%	16.96%	20.87%	23.79%

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

The following table presents, at December 31, 2003, loans and leases by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2003
	Less than one year	One to five years	Over five years	Total
	(Dollars in thousands)
Commercial	$245,630	$55,605	$6,939	$308,174
Real estate – mortgage	211,090	220,083	23,693	454,865
Real estate – construction	109,326	—	—	109,326
Consumer	56,546	4,268	235	61,049
Direct financing leases – net	1,681	7,754	765	10,201

Total loans and leases	$624,273	$287,710	$31,632	$943,615

At December 31, 2003, of the $319.3 million of loans and leases with maturities of one year or more, approximately $184.2 million were fixed rate loans and leases and $135.1 million were variable rate loans and leases.

Results of Operations

Year ended December 31, 2003, compared to year ended December 31, 2002

General.  The inclusion of the accounts of FDL and ACMG, which were acquired in April 2003, and were accounted for under the purchase method of accounting contributed to the increases in non-interest income and non-interest expense for the year-ended December 31, 2003 as compared to the year-ended December 31, 2002.  In accordance with generally accepted accounting principles, the Company’s financial statements prior to the acquisition dates have not been restated to reflect the assets or earnings of FDL and ACMG.

Earnings Performance.  Net earnings available to common shareholders were $13.0 million for the year ended December 31, 2003, compared with $11.0 million for the year ended December 31, 2002.  This increase was primarily due to an increase in net interest income of $6.4 million after provision for loan and lease losses, and an increase in non-interest income of $7.1 million, offset by a $10.7 million increase in non-interest expense. Reported earnings per share on a fully diluted basis for 2003 were $0.92, versus $0.80 for the same period a year ago. Return on average assets was 1.06% for 2003, compared to 1.08% in 2003. Return on average common shareholders’ equity was 14.52% for the year ended December 31, 2003, versus 14.57% for the year ended December 31, 2002.

Net Interest Income.  Net interest income before provision for loan and lease losses was $50.8 million for the year ended December 31, 2003, an increase of $6.5 million, or 15%, compared with the year ended December 31, 2002.  The increase was primarily due to an increase of $191.6 million in interest earning assets due to the increase in investments and loans, partially offset by a decrease in the average yield in 2003 compared to 2002.  The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the decreasing rate environment of the past few years as rates on interest-earning assets decreased more quickly than rates on interest-bearing liabilities. The most recent impacts to our interest rate profile was the 50 basis point decrease in the prime rate during the fourth quarter of 2002 and the 25 basis point decrease that occurred towards the end of the second quarter of 2003.  Mitigating the decreases in the prime rate was an interest rate swap the Company entered into in January of 2003.  The swap effectively converted our 10% junior subordinated debentures into a variable rate liability based on a spread over three month LIBOR, for a combined rate of 4.74% for the quarter ending December 31, 2003 and 5.34% for the year then ended.  Yields on our interest-earning assets declined by 93 basis points to 5.52% for the year ended December 31, 2003, from 6.45% for the year ended December 31, 2002. Yields paid on interest-bearing liabilities dropped by 79 basis points during this same period. The overall result was a net interest margin of 4.37% for the year ended December 31, 2003, down slightly from 4.56% for the year ended December 31, 2002.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $170,000 to $2.8 million for the year ended December 31, 2003, up from $2.6 million for the year ended December 31, 2002. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable as net charge-offs and non-performing loans and leases have actually decreased in 2003 compared to 2002, while average outstanding loan amounts have increased to $855.1 million for 2003, up from $737.1 million for 2002. At December 31, 2003, the allowance for loan and lease losses amounted to $12.4 million, or 1.31% of total loans and leases compared to 1.30% of total loans at December 31, 2002.

Noninterest Income.  The following table presents noninterest income for the years ended December 31, 2003 and 2002.

	Year ended December 31,
			Increase (decrease)
	2003	2002	Amount	%
Noninterest income:
Deposit service charges	$2,563	$2,074	$489	24%
Operating lease income	73	737	(664)	(90)%
Other loan fees	720	753	(33)	(4)%
Trust and advisory income	2,346	693	1,653	239%
Insurance revenue	8,903	1,612	7,291	452%
Investment banking revenue	1,370	2,769	(1,399)	(51)%
Other income	737	836	(100)	(12)%
Gain (loss) on sale of other assets	87	182	(94)	(52)%
Total noninterest income	$16,799	$9,656	$7,143	74%

The increase in insurance revenue was driven by the acquisition of FDL, which generated $7.3 million in revenue during 2003.  A significant portion of FDL’s revenue is considered transactional revenue, generated by the sale of life insurance policies where a significant amount is earned when the policy is signed.  During 2003, $4.1 million was earned from this revenue stream.  The revenue earned from the sale of insurance policies in 2003 is not necessarily indicative of future results.

The increase in trust and advisory income was primarily attributable to the acquisition of ACMG, which generated $1.5 million in investment advisory fees for the period subsequent to the acquisition date.  ACMG’s revenues are dependent upon the market value of their assets under management.  As the equity markets have shown improvement during the latter part of 2003, ACMG’s income has increased each quarter since the acquisition in April 2003.  As of December

31, 2003, the Company had $398.1 million in assets under management, up from $94.3 million in 2002 due to the acquisition of ACMG.

The increases in noninterest income from insurance revenue and trust and advisory fees were offset by a $1.8 million net decrease in other fee-based areas.  Investment banking revenues were down $1.4 million in 2003 compared to 2002.  While the pipeline of engagements for GMB has been steady, only two engagements were successfully closed during 2003.  However, the number of clients under engagement has increased at December 31, 2003, compared to December 31, 2002.  Although there is still some economic uncertainty, there are a number of opportunities for GMB in 2004.  The growing gap between the lack of quality deals in the marketplace and the pent-up private equity demand may lead to higher sale multiples for quality companies and increased M&A transaction volume in 2004 and 2005.  Operating lease income has decreased $664,000 in 2003 to $73,000, compared to $737,000 in 2002.  This is a result of concentrating our marketing efforts in 2003 on originating loans, rather than leases.  We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable.  These decreases were partially offset by a $489,000 increase in service charges related to the growth in our customer and deposit base and the impact of our treasury management sales efforts.

Noninterest Expense.  Noninterest expense for 2003 includes the operations or ACMG and FDL for the nine months of 2003 subsequent to the acquisition dates.  The following table presents noninterest expense for the years ended December 31, 2003 and 2002.

	Year ended December 31,
			Increase (decrease)
	2003	2002	Amount	%
Noninterest expenses:
Salaries and employee benefits	$28,039	$20,189	$7,850	39%
Occupancy expenses, premises and equipment	7,994	6,185	1,809	29%
Depreciation on leases	77	603	(526)	(87)%
Amortization of intangibles	441	166	275	166%
Other operating expenses	7,789	6,463	1,326	21%
Total other expense	$44,340	$33,606	$10,734	32%

During 2003 our efficiency ratio increased to 65.7% from 62.6% for the comparable period in 2002.  In general, the increase in noninterest expense was due to the 2003 acquisitions as previously noted, and overall growth during the year.  Salary and benefits have increased due to higher staffing levels to accommodate the growth of the franchise, annual merit increases, and increases in health insurance and other benefit costs.  Occupancy costs have increased due to the aforementioned acquisitions, the additions of the Tempe and Northeast bank branches during 2003, and the inclusion of the Scottsdale branch for its first full year.  An ongoing commitment to providing the highest level of technological service to our customers has also increased our depreciation and maintenance expense.  Other operating expenses have increased primarily in the areas of marketing, correspondent bank and federal reserve charges, FDIC and OCC assessments, professional services and fees paid to our board of directors.  The increase in marketing is a direct result of our growth initiatives as we attempt to increase our loan and deposit bases.  Our correspondent bank and federal reserve charges continue to increase as we grow and service high volume customers, which increases our correspondent and federal reserve activity.  Professional services have increased as we implement and explore new IT initiatives, as well as an increase in external accountant fees, which is partly due to the implementations of the provisions of the Sarbanes-Oxley Act of 2002.  During 2003, we also amended our fee structure for the amounts paid to our board of directors to align the fees with the industry.

Federal Income Taxes.  The provision for income taxes totaled $7.4 million during 2003, compared to $6.7 million during 2002.  The effective tax rates for 2003 and 2002 were 36.4% and 37.7%, respectively.

Year ended December 31, 2002 compared to year ended December 31, 2001

Earnings Performance.  Net earnings available to common shareholders were $11.0 million for the year ended December 31, 2002, compared with $8.9 million for the year ended December 31, 2001.  This increase was primarily due to an increase in net interest income of $8.7 million. Reported earnings per share on a fully diluted basis for 2002 were $0.80, versus $0.66 for the same period a year ago. Return on average assets was 1.08% for both 2002 and 2001. Return on average common shareholders’ equity was 14.57% for the year ended December 31, 2002, versus 13.78% for the year ended December 31, 2001. Total assets increased to $1.1 billion at December 31, 2002, a 21% increase from $925.4 million at December 31, 2001. Strong loan production was responsible for much of this growth. Net loans and leases grew $118.4 million from 2002 to 2001.

Net Interest Income.  Net interest income before provision for loan and lease losses was $44.2 million for the year ended December 31, 2002, an increase of $8.7 million, or 25%, compared with the year ended December 31, 2001. The Bank has historically maintained an asset-sensitive interest rate profile and was negatively impacted by the decreasing rate environment of 2001 as rates on interest-earning assets decreased more quickly than rates on interest-bearing liabilities. The stable rate environment of 2002 allowed our cost of funds to decline in excess of the decrease in yields on our interest-earning assets. Yields on our interest-earning assets declined by 146 basis points to 6.45% for the year ended December 31, 2002, from 7.91% for the year ended December 31, 2001. Yields paid on interest-bearing liabilities dropped by 184 basis points during this same period. The overall result was a net interest margin of 4.56% for the year ended December 31, 2002, up slightly from 4.54% for the year ended December 31, 2001.   The increase in average earning assets due to growth of 24% to $969.8 million for 2002, from $782.0 million for 2001 also helped maintain the net interest margin.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $228,000 to $2.6 million for the year ended December 31, 2002, up from $2.4 million for the year ended December 31, 2001. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable (minimal changes in nonperforming asset trends), while average outstanding loan amounts have increased to $737.2 million for 2002, up from $590.8 million for 2001. At December 31, 2002, the allowance for loan and lease losses amounted to $10.4 million, or 1.30% of total loans and leases compared to 1.31% at December 31, 2001.

Noninterest Income.  The following table presents noninterest income for the years ended December 31, 2002 and 2001.

	Year ended December 31,
			Increase (decrease)
	2002	2001	Amount	%

Noninterest income:
Deposit service charges	$2,074	$1,796	$278	15%
Operating lease income	737	1,507	(770)	(51)%
Other loan fees	753	395	358	91%
Trust income	693	677	16	2%
Insurance revenue	1,612	1,097	515	47%
Investment banking revenue	2,769	1,839	930	51%
Other income	836	590	246	42%
Gain on sale of other assets	182	519	(337)	(65)%
Total noninterest income	$9,656	$8,420	$1,236	15%

Total noninterest income was $9.7 million for the year ended December 31, 2002, compared to $8.4 million for the year ended December 31, 2001. The increase was primarily attributable to an increase in investment banking revenues to $2.8 million for the year ended December 31, 2002 from $1.8 million in the year ago period primarily due to closing one significant transaction in the second quarter of 2002.  In addition, we reported an increase in deposit service charges and other banking service related fees as a result of growth in our core customer base due to banker incentive goals. Trust fees from our Private Asset Management division are up year over year due to an increase in the assets under management. However, the overall decline in the stock market has adversely impacted the division’s revenues, as their fees are based on the market valuation of the accounts they manage. Insurance commissions from FDL (formerly “CoBiz Connect”) and CoBiz Insurance have shown steady growth as they continue to expand their client base and synergies are realized between this segment and the core banking franchise. There was a net decrease in operating lease rentals of $770,000, which was the result of concentrating our marketing efforts in 2002 on originating loans, rather than leases.  We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable. Net investment in operating leases was $443,000 at December 31, 2002, compared to $1.4 million at December 31, 2001.

Overall, investment banking revenues contributed to an increase in the amount of noninterest income we reported in 2002. However, merger and acquisition activity in 2002 was characterized by low deal volume, below average purchase price multiples and reduced capital markets activity. This combination of factors resulted in lower than expected results for our investment banking subsidiary, GMB.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2002 and 2001.

	Year ended December 31,
			Increase (decrease)
	2002	2001	Amount	%

Noninterest expenses:
Salaries and employee benefits	$20,189	$14,444	$5,745	40%
Occupancy expenses, premises and equipment	6,185	4,907	1,278	26%
Depreciation on leases	603	1,262	(659)	(52)%
Amortization of intangibles	166	497	(331)	(67)%
Other operating expenses	6,463	4,623	1,840	40%
Nonrecurring expenses	—	1,060	(1,060)	—
Total other expense	$33,606	$26,793	$6,813	25%

Total noninterest expense increased by $6.8 million to $33.6 million for the year ended December 31, 2002, up from $26.8 million for the year ended December 31, 2001. Noninterest expense for 2002 includes GMB overhead for the full year, while noninterest expense for 2001 only includes GMB from the transaction date (July 2001). During 2002 our efficiency ratio increased to 62.6% from 61.7% for the comparable period in 2001.  Overall, the increases in noninterest expenses reflected our ongoing investment in personnel, technology, and office space needed to accommodate internal growth.  Offsetting the increases in salaries and occupancy costs was a decrease of $659,000 in depreciation expense on operating leases.  As discussed above, management dedicated fewer resources to originating leases in 2002.  Included in our noninterest expense for the year ended 2001 is goodwill amortization of $439,000. Changes in the accounting for goodwill eliminated this amortization in 2002.  Also, included in our 2001 noninterest expense total were $1.1 million of charges related to the First Capital and Milek acquisitions, and the transfer of Leasing’s back-office operations to the Commercial Banking department.

Federal Income Taxes.  The provision for income taxes totaled $6.7 million during 2002, compared to $5.8 million during 2001.  The effective tax rates for 2002 and 2001 were 37.7% and 39.5%, respectively.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments - which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors - are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  See Notes 3 and 13 of Notes to Consolidated Financial Statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with six other banks with an aggregate credit line of $132.3 million as well as credit lines of $105.0 million with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At December 31, 2003, we had $192.2 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

At the holding company level, our primary source of funds are dividends paid from the Bank, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.  See Item 1 “Business – Supervision and Regulation” and Note 14 of Notes to Consolidated Financial Statements of CoBiz for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of December 31, 2003:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Short-term obligations (1)	$207,450	$—	$—	$—	$207,450
FHLB advances	94,268	140	140	—	94,548
Long-term obligations (2)	—	—	—	41,239	41,239
Operating lease obligations	3,425	6,502	5,839	5,651	21,417
Purchase obligations	100	—	—	—	100

Total contractual obligations	$305,243	$6,642	$5,979	$46,890	$364,754

(1)                 Short-term obligations are comprised of the Company’s obligations under repurchase agreements, federal funds purchased and the accrued earn-out payment owed to the former shareholders of FDL.

(2)                 Long-term obligations are comprised of the junior subordinated debentures described in Note 10 of Notes to Consolidated Financial Statements.

The Company has also committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  Other than the FDL earn-out payment for 2003 included in short-term obligations, all other future earn-out payments have been excluded from the above table as the amount of future payments to be made, if any, are unknown.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Unfunded loan commitments	$225,215	$80,936	$21,695	$5,580	$333,426
Standby letters of credit	8,021	3,110	75	—	11,206
Commercial letters of credit	7,386	772	—	—	8,158
Unfunded commitments for unconsolidated investments	8,983	—	—	—	8,983

Total commitments	$249,605	$84,818	$21,770	$5,580	$361,773

The Company has also entered into an interest rate swap under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swap is carried at its fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest rate swap recorded on the balance sheet at December 31, 2003 does not represent amounts that will ultimately be received or paid under the contract, it is excluded from the table above.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net cash provided by operating activities totaled $17.9 million and $16.5 million for the years ended December 31, 2003 and 2002, respectively.  The increase is primarily due to the earnings of the Bank and earnings from the acquisition of FDL, offset by funding provided to GMB for its operational cash uses.  The Company also entered into an interst rate swap agreement during January 2003, that significantly reduced our cash outlays on our fixed-rate junior subordinated debentures.

Net cash used in investing activities totaled $265.7 million and $182.1 million for the years ended December 31, 2003 and 2002, respectively.  The increase in cash used in investing activities is primarily related to a significant net addition to the investment portfolio, primarily mortgage backed securities ($48.3 million) that the Company uses to manage liquidity and interest rate risk; the purchase of bank owned life insurance ($10.0 million) to offset future benefit costs; the acquisitions of ACMG and FDL ($1.3 million and $2.1 million, respectively); and an increase in net loan and lease originations and repayments ($21.2 million) due to the growth of the Company.

Net cash provided by financing activities totaled $249.2 million and $180.0 million for the years  ended December 31, 2003 and 2002, respectively.  The increase in net cash provided by financing activities is primarily attributed to an increase in net advances from the Federal Home Loan Bank ($119.6 million); an increase in cash flows from securities sold under agreement to repurchase ($39.0 million); and the issuance of junior subordinated debentures ($20.6 million), offset by reduced cash inflows from total deposits and federal funds purchased ($109.7 million) during the year ended 2003 as compared to 2002.  Although the Company grew its deposit base during 2003, it did not increase at the same level as in 2002, primarily due to the soft economy in Colorado.  As a result, the Company increased its level of wholesale borrowing (FHLB advances and street repurchase agreements) during 2003.  The issuance of the junior subordinated debentures in September 2003, was part of a strategy to obtain funds with a low cost of capital to finance our acquisitions and to provide capital to the Bank.

Year ended December 31, 2002 compared to year ended December 31, 2001

Net cash provided by operating activities totaled $16.5 million and $13.2 million for the years ended December 31, 2002 and 2001, respectively.  The increase is primarily due to the earnings of the Bank, offset by funding provided to its subsidiaries FDL (formerly “CoBiz Connect”) and GMB for their operational cash uses.

Net cash used in investing activities totaled $182.1 million and $201.2 million for the years ended December 31, 2002 and 2001, respectively.  The decrease in cash used in investing activities is primarily due to a reduction in cash used to fund loan and lease originations and repayments ($34.9 million), offset by a decrease in cash provided by maturing investments ($18.0 million).

Net cash provided by financing activities totaled $180.0 million and $171.2 million for the years  ended December 31, 2003 and 2002, respectively.  The increase in net cash provided by financing activities is primarily attributed to customer deposit accounts ($98.2 million) and securities sold under agreement to repurchase ($14.2 million), offset by increased net FHLB repayments ($103.3 million).

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

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 7 of Notes to Consolidated Financial Statements.

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

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as previously required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendments (i) reflect decisions of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (ii) reflect decisions made by the Financial Accounting Standards Board in connection with other board projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective June 1, 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how to measure and classify certain financial instruments with characteristics of both liabilities and equity. It requires three categories of financial instruments be classified as liabilities rather than equity and be measured and reported at fair value.  It was immediately effective for and applies to existing financial instruments at the beginning of the first interim period after June 15, 2003.  The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, (“FIN No. 46”) “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003 (“collectively FIN No. 46”).  FIN No. 46 addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, (“ARB No. 51”), “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company adopted FIN No. 46 on December 31, 2003.

The provisions of FIN No. 46 change the Company’s accounting for the mandatorily redeemable preferred securities (“Preferred Securities”) issued by business trusts that were previously consolidated in the accompanying financial statements.  The Preferred Securities were issued out of two trusts, Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I, which were created for the sole purpose of issuing the Preferred Securities and are 100% owned by the Company.  The adoption of FIN No. 46 resulted in the deconsolidation of the subsidiary trusts and the recognition of junior subordinated debentures owned by the trusts that were previously eliminated in consolidation and are now reported as liabilities on the balance sheet.  The adoption of FIN No. 46 did not have any impact on shareholders’ equity or net income.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk — Asset/Liability Management.”

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes, and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2003, are unaudited and, in the opinion of CoBiz management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share amounts)

Interest income	$16,984	$16,348	$15,969	$15,708	$16,211	$16,058	$15,611	$14,705
Interest expense	3,527	3,382	3,541	3,784	4,500	4,609	4,521	4,717
Net interest income	13,457	12,966	12,428	11,924	11,711	11,449	11,090	9,988
Net income	3,850	3,300	3,225	2,655	2,783	2,483	3,190	2,571

Earnings per share - basic	$0.28	$0.24	$0.24	$0.20	$0.21	$0.19	$0.24	$0.20
Earnings per share - diluted	$0.26	$0.24	$0.23	$0.19	$0.20	$0.18	$0.23	$0.19

(1)          Basic and diluted earnings per share for the quarter ended March 31, 2002 differ from the amounts filed in the March 31, 2002 10-Q as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at July 30, 2002, payable August 13, 2002.  The per share amounts above have been changed to give retroactive effect to the stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  In addition no significant change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics (“Code of Conduct”) that applies to the Company’s officers, directors, and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (collectively “Company Associates”) or persons performing similar functions.  The Code of Conduct is included as Exhibit 14.  The Company has posted the Code of Conduct and will post any changes in or waivers of the Code of Conduct applicable to any Company Associate on its website at www.cobizinc.com.

Item 11.  Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions of CoBiz

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements.

See Index to Consolidated Financial Statements.

(b)  Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)(3)3.1		Amended and Restated Articles of Incorporation of the Registrant.

(2)	3.2	Amendment to Articles of Incorporation.

(10)	3.3	Amendment to Articles of Incorporation.

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(9)	3.5	Amendment to Bylaws.

(4)	4.1	Form of Indenture.

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1).

(4)	4.3	Certificate of Trust.

(4)	4.4	Form of Trust Agreement.

(4)	4.5	Form of Amended and Restated Trust Agreement.

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

(4)	4.7	Form of Capital Securities Guarantee Agreement.

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5).

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable

		Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(7)	10.11	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(8)	10.12	2000 Employee Stock Purchase Plan.

(9)	10.13	2002 Equity Incentive Plan.

(11)	10.14 Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(11)	10.15 Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Kevin W. Ahern.

	10.16 Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

	10.17 Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

	10.18	Employment agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

14	Code of Conduct and Ethics.

21	List of subsidiaries.

23	Independent auditor’s consent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

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

(11)   Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

+   Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

(c)                        Reports on Form 8-K

On July 21, 2003, we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we issued a press release on July 17, 2003, with the financial results for the quarter ended June 30, 2003.  The information in this report shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

On July 31, 2003, we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we had presented information at an investor conference on July 31, 2003. The information in this report shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

On September 18, 2003, we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that we had presented information at an investor conference on September 18, 2003.  The information in this report shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

On September 19, 2003, we filed a current report on Form 8-K under Item 5. Other Events, announcing the raising of $20 million in a trust-preferred securities offering.

On October 17, 2003, we filed a current report on Form 8-K under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition, reporting that we issued a press release on October 16, 2003 with the financial results for the quarter ended September 30, 2003.  The information in this report shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Dated:  March 10, 2004

CoBiz Inc.
By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 10, 2004

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz		March 10, 2004

/s/ Richard J. Dalton	President
Richard J. Dalton		March 10, 2004

/s/ Harold F. Mosanko	Director & Vice Chairman
Harold F. Mosanko	CoBiz Bank, N.A.	March 10, 2004

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 10, 2004

/s/ Troy R. Dumlao	Vice President and Controller
Troy R. Dumlao		March 10, 2004

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 10, 2004

/s/ Jerry W. Chapman	Director
Jerry W. Chapman		March 10, 2004

/s/ Alan R. Kennedy	Director
Alan R. Kennedy		March 10, 2004

/s/ Mark S. Kipnis	Director
Mark S. Kipnis		March 10, 2004

/s/ Thomas M. Longust	Director
Thomas M. Longust		March 10, 2004

/s/ Evan Makovsky	Director
Evan Makovsky		March 10, 2004

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 10, 2004

/s/ Howard R. Ross	Director
Howard R. Ross		March 10, 2004

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
CoBiz Inc.
Denver, Colorado

We have audited the accompanying consolidated statements of condition of CoBiz Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CoBiz Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 7 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

March 11, 2004
Denver, Colorado

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2003 AND 2002

(In thousands, except per share amounts)

ASSETS	2003	2002

Cash and due from banks	$34,659	$33,252

Investment securities available for sale (cost of $358,315 and $257,888, respectively)	357,253	262,237
Investment securities held to maturity (fair value of $1,614 and $2,282, respectively)	1,584	2,245
Other investments	10,812	7,806
Total investments	369,649	272,288

Loans and leases, net of allowance for loan and lease losses of $12,403 and $10,388, respectively	931,212	788,481

Goodwill	34,095	8,341

Intangible assets, net of amortization of $697 and $256, respectively	3,601	489

Investment in operating leases	3	443

Premises and equipment, net of depreciation of $10,236 and $8,407, respectively	6,973	5,337

Accrued interest receivable	4,120	3,893

Deferred income taxes	3,738	2,537

Other	15,827	3,588

TOTAL ASSETS	$1,403,877	$1,118,649

LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002

LIABILITIES:
Deposits:
Demand	$304,324	$212,987
NOW and money market	348,518	305,954
Savings	8,804	6,950
Certificates of deposit	297,532	331,074
Total deposits	959,178	856,965

Federal funds purchased	2,300	8,700
Securities sold under agreements to repurchase	186,410	115,517
Advances from the Federal Home Loan Bank	94,548	30,560
Accrued interest and other liabilities	25,207	4,903
Junior subordinated debentures	40,570	20,000

Total liabilities	1,308,213	1,036,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 13,828,216 and 13,271,999 issued and outstanding, respectively	138	133
Additional paid-in capital	53,264	46,284
Retained earnings	42,919	32,895
Accumulated other comprehensive (loss) income net of income tax of $(405) and $1,657, respectively	(657)	2,692

Total shareholders’ equity	95,664	82,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,403,877	$1,118,649

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands, except per share amounts)

	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans and leases	$53,044	$50,717	$49,829
Interest on investments:
Taxable securities	11,414	11,264	11,148
Nontaxable securities	257	248	189
Dividends on securities	279	304	298
Federal funds sold and other	15	52	426
Total interest income	65,009	62,585	61,890

INTEREST EXPENSE:
Interest on deposits	10,132	13,459	19,706
Interest on short-term borrowings and advances from the Federal Home Loan Bank	2,725	2,888	4,682
Interest on junior subordinated debentures	1,377	2,000	2,000
Total interest expense	14,234	18,347	26,388

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	50,775	44,238	35,502

PROVISION FOR LOAN AND LEASE LOSSES	2,760	2,590	2,362

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	48,015	41,648	33,140

NONINTEREST INCOME:
Service charges	2,563	2,074	1,796
Operating lease income	73	737	1,507
Advisory and trust fee income	2,346	693	677
Insurance income	8,903	1,612	1,097
Investment banking income	1,370	2,769	1,839
Other income	1,544	1,771	1,504
Total noninterest income	16,799	9,656	8,420

NONINTEREST EXPENSE:
Salaries and employee benefits	28,039	20,189	14,444
Occupancy expenses, premises and equipment	7,994	6,185	4,907
Depreciation on leases	77	603	1,262
Amortization of intangibles	441	166	497
Other	7,789	6,463	5,683
Total noninterest expense	44,340	33,606	26,793

MINORITY INTERESTS	(3)	(6)	3

INCOME BEFORE INCOME TAXES	20,477	17,704	14,764

PROVISION FOR INCOME TAXES	7,447	6,677	5,835

NET INCOME	13,030	11,027	8,929

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	(3,349)	1,573	816

COMPREHENSIVE INCOME	$9,681	$12,600	$9,745

EARNINGS PER SHARE:
Basic	$0.96	$0.84	$0.70

Diluted	$0.92	$0.80	$0.66

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands, except per share amounts)

					Accumulated Other Comprehensive Income (Loss)	Total
			Additional Paid-In Capital	Retained Earnings

	Common Stock
	Shares Issued	Amount

BALANCE, JANUARY 1, 2001	12,618,403	$126	$40,415	$17,595	$303	$58,439
Options exercised	165,349	2	580	—	—	582
Employee stock purchase plan	18,491	—	178	—	—	178
S-Corp capital distribution	—	—	—	(53)	—	(53)
Dividends paid-common ($.17 per share)	—	—	—	(2,085)	—	(2,085)
Acquisition of Green Manning & Bunch, Ltd.	295,274	3	3,997	—	—	4,000
Fractional share payment	—	—	(3)	—	—	(3)
Warrants exercised	11,834	—	—	—	—	—
Net change in unrealized appreciation of investment securities available for sale, net of income taxes of $502	—	—	—	—	816	816
Net income	—	—	—	8,929	—	8,929

BALANCE, DECEMBER 31, 2001	13,109,351	131	45,167	24,386	1,119	70,803
Options exercised	84,771	2	454	—	—	456
Employee stock purchase plan	26,695	—	315	—	—	315
Dividends paid-common ($.19 per share)	—	—	—	(2,518)	—	(2,518)
Warrants exercised	51,182	—	—	—	—	—
Tax effect of non-qualified stock options	—	—	348	—	—	348
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $969	—	—	—	—	1,573	1,573
Net income	—	—	—	11,027	—	11,027

BALANCE, DECEMBER 31, 2002	13,271,999	133	46,284	32,895	2,692	82,004
Options exercised	117,127	1	637	—	—	638
Employee stock purchase plan	35,737	—	459	—	—	459
Dividends paid-common ($.22 per share)	—	—	—	(3,006)	—	(3,006)
Tax effect of non-qualified stock options	—	—	178	—	—	178
Conversion of GMB Class B shares	73,818	1	999	—	—	1,000
Acquisition of Financial Designs Ltd.	222,315	2	3,208	—	—	3,210
Acquisition of Alexander Capital Management Group	107,220	1	1,499	—	—	1,500
Net change in unrealized depreciation on investment securities available for sale, net of income taxes of $2,062	—	—	—	—	(3,349)	(3,349)
Net income	—	—	—	13,030	—	13,030

BALANCE, DECEMBER 31, 2003	13,828,216	$138	$53,264	$42,919	$(657)	$95,664

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,030	$11,027	$8,929
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,132	425	316
Depreciation and amortization	3,140	2,839	3,484
Provision for loan and lease losses	2,760	2,590	2,362
Deferred income taxes	(434)	(155)	(1,635)
Minority interest	(3)	(6)	3
Gain on sale of premises and equipment	(87)	(182)	(401)
Changes in:
Accrued interest receivable	(227)	(281)	454
Other assets	(1,695)	(401)	(1,269)
Accrued interest and other liabilities	290	632	956
Net cash provided by operating activities	17,906	16,488	13,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,386)	(1,211)	(2,139)
Purchase of investment securities available for sale	(210,300)	(135,355)	(138,105)
Maturities of investment securities held to maturity	654	868	1,238
Proceeds from maturities and sale of investment securities available for sale	108,748	80,673	98,681
Net cash paid in acquisition of Alexander Capital Management Group	(1,277)	—	—
Net cash paid in acquisition of Financial Designs Ltd.	(2,140)	—	—
Purchase of bank-owned life insurance	(10,000)	—	—
Loan and lease originations and repayments, net	(145,485)	(124,262)	(159,129)
Purchase of intangible assets	(162)	(176)	—
Purchase of premises and equipment	(3,949)	(3,350)	(1,726)
Purchase of minority interest	—	—	(200)
Net cash paid in acquisition of Green Manning & Bunch, Ltd.	—	—	(976)
Proceeds from sale of premises and equipment	594	691	1,181
Net cash used in investing activities	(265,703)	(182,122)	(201,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	135,755	118,581	49,911
Net (decrease) increase in certificates of deposit	(33,542)	83,192	62,713
Net (decrease) increase in federal funds purchased	(6,400)	3,700	(5,400)
Net increase in securities sold under agreements to repurchase	70,893	31,921	17,769
Advances from the Federal Home Loan Bank	659,628	403,000	405,843
Repayment of advances from the Federal Home Loan Bank	(595,640)	(458,640)	(358,213)
Proceeds from issuance of junior subordinated debentures	20,619	—	—
Net increase in debt issuance costs	(200)	—	—
Proceeds from exercise of stock options and employee stock purchases	1,097	771	760
Dividends and distributions	(3,006)	(2,518)	(2,138)
Net cash provided by financing activities	249,204	180,007	171,245

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	$1,407	$14,373	$(16,731)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	33,252	18,879	35,610

CASH AND DUE FROM BANKS, END OF YEAR	$34,659	$33,252	$18,879

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Cash paid during the year for:

Interest	$14,426	$18,706	$26,413

Income taxes	$7,681	$7,170	$7,058

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Stock issued for acquisition of Green Manning & Bunch, Ltd.	$1,000	$—	$4,000

Stock issued for acquisition of Financial Designs Ltd.	$3,210	$—	$—

Stock issued for acquisition of Alexander Capital Management Group	$1,500	$—	$—

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.                      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Inc., formerly Colorado Business Bankshares, Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc., CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), CoBiz Insurance Inc., the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”), CoBiz GMB, Inc., and Financial Designs Ltd. (“FDL,” previously named CoBiz Connect, Inc.), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

Organization – The Bank is a commercial banking institution with seven locations in the Denver metropolitan area, two locations in Boulder and one in Edwards, Colorado, and four in the Phoenix metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its wholly owned subsidiary Alexander Capital Management Group, LLC (“ACMG”).  FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

In January 2003, the Bank’s legal name was changed to CoBiz Bank, N.A.  The Bank continues to operate in Colorado as Colorado Business Bank and in Arizona as Arizona Business Bank.

Use of Estimates – In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired through foreclosures or in satisfaction of loans, lease residuals, valuation of property under operating leases, and the recoverability of goodwill.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation – The consolidated financial statements include the accounts of the Parent, the Bank, ACMG, CoBiz Insurance Inc., Leasing, GMB, and FDL.  Intercompany balances and transactions are eliminated in consolidation.  The consolidated financial statements have been prepared to give retroactive effect to certain acquisitions accounted for using the pooling of interests method.  (See Note 2).

Cash and Due From Banks – The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investments – The Company classifies its investment securities as held to maturity, available for sale, or trading according to management’s intent.  At December 31, 2003 and 2002, the Company had no trading securities.

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

Loans and Leases – Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan and lease losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on purchased loans.  Loan fees and certain costs of originating loans and leases are deferred and the net amount is amortized over the contractual life of the related loans and leases.  Interest is accrued and credited to income daily based on the principal balance outstanding.  The accrual of interest income is generally discontinued when a loan or lease becomes 90 days past due as to principal and interest.  When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan and lease losses.  Interest payments received on nonaccrual loans are applied to the principal balance of the loan.  Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Net Investment in Direct Financing Leases – The Company has entered into various lease agreements which are accounted for as direct financing leases, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13.

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

Allowance for Loan and Lease Losses – The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings.  Loan and lease losses are charged against the allowance when management believes the uncollectibilty of a loan or lease balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibilty of the loans in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill and Intangible Assets – Goodwill was amortized by the straight-line method over 15 years for 2001.  Effective January 1, 2002, goodwill amortization ceased.  Intangible assets primarily consisting of customer contracts and relationships are being amortized by the straight-line method over 3-15 years.  The Company reviews such assets for impairment at least annually.

Investment in Operating Leases – The Company has entered into various equipment leases accounted for as operating leases in accordance with SFAS No. 13.  The equipment, which is reported as investment in operating leases, is depreciated over the estimated useful life or lease term, if shorter.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated by the straight-line method over the estimated useful lives of three to five years.

Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Bank-Owned Life Insurance (“BOLI”) – The Bank invested in Bank-Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs.  The cash surrender value of the BOLI policies is recorded in the Consolidated Statements of Condition under the caption “Other.”  Changes in the cash surrender value are recorded in the Consolidated Statements of Income under the caption “Other Income.”

Foreclosed Assets – Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  As of December 31, 2003 and 2002, $60,000 and $6,000, respectively of foreclosed assets were held by the Company.  Such amounts are included in the Consolidated Statements of Condition under the caption “Other.”

Real Estate Acquired through Foreclosure – Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets.  Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  As of December 31, 2003 and 2002, there was no real estate acquired through foreclosure.

Advisory and Trust Fee Income – Fees earned from providing investment advisory services are based on the market value of assets under management and are generally collected at the beginning of each quarter.  Upon collection, the fees are deferred and recognized ratably over the quarter.

Investment Banking Income – Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.

Insurance Income – Insurance income includes life insurance income, benefits brokerage income, and property and casualty income.  Life insurance and property and casualty income are primarily recognized upon policy origination and renewal dates and represent commissions received from insurance companies for serving as agent in the sale of insurance products.  Benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

Income Taxes – A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes.  The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.

Stock-Based Compensation – The Company applies the intrinsic-value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”).  In 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994.  Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to adopt these provisions of SFAS No. 123.  However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required and are presented below.

If the fair-value method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below for the years ended December 31, (assuming that the fair value of options granted during the year are amortized over the vesting period):

	2003	2002	2001
	(in thousands, except per share amounts)

Net income:
As reported	$13,030	$11,027	$8,929
Less: stock-based compensation determined under the fair value method	(366)	(627)	(210)

Pro forma net income	$12,664	$10,400	$8,719

Earnings per share:
As reported - basic	$0.96	$0.84	$0.70
As reported - diluted	0.92	0.80	0.66
Pro forma - basic	0.93	0.79	0.68
Pro forma - diluted	0.89	0.75	0.65

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

Earnings Per Share – Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.  The weighted average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.

Segment Information– The Company has disclosed separately the results of operations relating to its segments in Note 17 to the consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Recent Accounting Pronouncements – Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles currently included in goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company determined that goodwill was not impaired and reclassified a $150,000 intangible asset characterized as lease premium from goodwill into intangible assets.  For additional discussion on the impact of adopting SFAS No. 142, see Note 7.

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

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3).  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (ii) reflect decisions made by the Financial Accounting Standards Board in connection with other board projects dealing with financial instruments, and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Effective June 1, 2003, the Company adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how to measure and classify certain financial instruments with characteristics of both liabilities and equity. It requires three categories of financial instruments be classified as liabilities rather than equity and be measured and reported at fair value.  It was immediately effective for and applies to existing financial instruments at the beginning of the first interim period after June 15, 2003.  The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, (“FIN No. 46”) “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003 (collectively “FIN No. 46”).  FIN No. 46 addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, (“ARB No. 51”), “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company adopted FIN No. 46 on October 1, 2003.

The provisions of FIN No. 46 change the Company’s accounting for the mandatorily redeemable preferred securities (“Preferred Securities”) issued by business trusts’ that were previously consolidated in the accompanying consolidated financial statements.  The Preferred Securities were issued out of two trusts, Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I, which were created for the sole purpose of issuing the Preferred Securities and are 100% owned by the Company.  The adoption of FIN No. 46 resulted in the deconsolidation of the subsidiary trusts and the recognition of junior subordinated debentures issued by the Company and owned by the trusts that were previously eliminated in consolidation and are now reported as liabilities on the balance sheet.  The adoption of FIN No. 46 did not have any impact on shareholders’ equity or net income.

2.                      ACQUISITIONS

On March 8, 2001, the Company completed the acquisition of First Capital Bank of Arizona (“First Capital”).  First Capital was an Arizona state-chartered commercial bank with two locations serving Phoenix and the surrounding area of Maricopa County, Arizona.  As a result of the merger, each outstanding share of First Capital common stock was converted into 3.399 shares of CoBiz common stock, resulting in the issuance of 2,484,887 shares of the Company common stock to the former First Capital shareholders.  In addition, CoBiz assumed approximately 366,000 options (after conversion) that had been issued to First Capital employees. This transaction was accounted for as a pooling of interests.

On March 1, 2001, the Company completed the acquisition of Milek Insurance Services, Inc. (“Milek”). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  Milek’s shareholders received 67,145 shares of CoBiz common stock as consideration for the acquisition.  This transaction was also accounted for as a pooling of interests.

On March 19, 2001, the Bank acquired 20% of the outstanding common stock of Leasing held by minority stockholders, thereby making Leasing a wholly owned subsidiary of the Bank.

On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado.  The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that was formed in order to consummate the transaction, CoBiz GMB, Inc.  In the acquisition, (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”), and the right to receive future earn-out payments.  The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc. and had no voting rights.  After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of CoBiz common stock.  The transaction was accounted for as a purchase.  Goodwill of $4,976,000 was initially recorded in connection with the transaction.  The contingent consideration resulting from the earn-out payments will be treated as an additional cost of the acquisition and recorded as goodwill, if met.  The contingent consideration is to be paid if GMB’s revenues and earnings exceed certain targeted levels through 2005.  The Company has not recorded this liability at December 31, 2003, as the outcome of the contingency is not probable.

On August 6, 2003, the holders of the CoBiz GMB, Inc. Shares exercised their right to exchange the CoBiz GMB Inc. Shares for CoBiz common stock. Accordingly, 73,818 shares of CoBiz common stock were issued on August 12, 2003, resulting in the recognition of an additional $1,000,000 in goodwill.  CoBiz GMB, Inc. is now a wholly owned subsidiary of the Company.

On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The aggregate purchase price was $3,131,000, consisting of 107,220 shares of CoBiz Inc. common stock valued at $1,500,000; $1,277,000 in cash; $264,000 in net liabilities assumed; and $90,000 in direct acquisition costs (consisting primarily of external legal fees).  Goodwill of $2,916,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $346,000 were also recorded with an average useful life of 14 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of ACMG for each of the 12 months ending on March 31, 2004, 2005, and 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. In addition to the earn-out, the former shareholders of ACMG were issued 200,000 Profits Interest Units, representing a 20% interest in the future profits and losses of ACMG.

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

The aggregate purchase price was $5,406,000, consisting of 222,315 shares of CoBiz common stock valued at $3,210,000; $2,140,000 in cash; and $56,000 in direct acquisition costs (consisting primarily of external legal fees).  Goodwill of $3,097,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $3,045,000 were also recorded with an average useful life of 10 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.  As of December 31, 2003, the Company accrued $18,741,000 for the 2003 earn-out payment owed to the former shareholders of FDL, which was paid in the first quarter of 2004.  The accrued earn-out payment increased both Goodwill and Accrued interest and other liabilities in the accompanying financial statements.

Future earn-out payments for both the ACMG and FDL transactions, if made, will also be treated as additional costs of the acquisitions and recorded as goodwill.

3.                      INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Available for sale securities:

Mortgage-backed securities	$343,861	$792	$2,681	$341,972
Trust preferred securities	10,513	844	3	11,354
Obligations of states and political subdivisions	3,941	19	33	3,927

	$358,315	$1,655	$2,717	$357,253

Held to maturity securities:

Mortgage-backed securities	$1,469	$31	$—	$1,500
U.S. government agencies	115	—	1	114

	$1,584	$31	$1	$1,614

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Available for sale securities:

Mortgage-backed securities	$245,152	$4,406	$12	$249,546
Trust preferred securities	7,500	—	—	7,500
Obligations of states and political subdivisions	4,664	53	95	4,622
U.S. government agencies	572	—	3	569

	$257,888	$4,459	$110	$262,237

Held to maturity securities:

Mortgage-backed securities	$2,014	$36	$—	$2,050
U.S. government agencies	231	1	—	232

	$2,245	$37	$—	$2,282

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2003, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	347	360	115	114
Due after five years through ten years	120	118	—	—
Due after ten years	13,987	14,803	—	—
Mortgage-backed securities	343,861	341,972	1,469	1,500

	$358,315	$357,253	$1,584	$1,614

During the years ended December 31, 2003, 2002, and 2001, there were no sales of held to maturity securities.  Proceeds from sales of investment securities available for sale totaled $0, $500,000, and $0, respectively during the years ended December 31, 2003, 2002, and 2001.  There were no related gains or losses associated with the sale of investment securities.

Investment securities with an approximate fair value of $78,793,000 and $52,304,000 were pledged to secure public deposits of $61,487,000 and $42,004,000 at December 31, 2003 and 2002, respectively.

Obligations of states and political subdivisions as of December 31, 2003 and 2002 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  The majority of the gross unrealized losses have been in an unrealized loss position for less than 12 months.  These are temporary losses due primarily to increases in interest rates on mortgage-backed securities.  These securities are all highly-rated, investment grade securities issued by government sponsored organizations.  The reason for the temporary loss is that interest rates on these securities are higher than when they were originally purchased as a result of market supply and demand factors.  The Company has determined that there were no other than temporary impairments associated with the securities noted below as of December 31, 2003.

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)

Mortgage-backed securities	$235,750	$2,680	$210	$1	$235,960	$2,681
Obligations of states and political subdivisions	2,917	33	—	—	2,917	33
Trust preferred securities	248	3	—	—	248	3
U.S. government securities	115	1	—	—	115	1

Total	$239,030	$2,717	$210	$1	$239,240	$2,718

Other investments consist of the following as of December 31,:

	2003	2002
	(in thousands)

Federal Home Loan Bank stock	$5,771	$4,285
Federal Reserve Bank stock	1,846	1,846
Investment in statutory trusts	1,239	—
Investment partnership	1,182	918
FNMA preferred stock	500	500
Investment in GMB Equity Partners I, L.P.	274	257

	$10,812	$7,806

The Company has committed to purchase up to $2,500,000 in limited partnership interests.  As of December 31, 2003, the Company’s investment in these limited partnerships was $1,182,000.  Certain shareholders and directors have also invested in and received consulting fees from this partnership.  Additionally, the Company has committed to purchase up to $1,306,000 of limited partnership interests in GMB Equity Partners I, L.P.  As of December 31, 2003, the Company’s investment in GMB Equity Partners I, L.P. was $274,000.

CoBiz intends to contribute selected investments received by GMB as payment for their investment banking services into GMB Equity Partners I, L.P.  Certain individuals, who are also senior management of GMB, manage GMB Equity Partners I, L.P.

The Company has committed an additional $7,500,000 to the formation of a new mezzanine fund, GMB Mezzanine Capital, L.P.  This fund is expected to become operational in the first half of 2004.  No amounts were outstanding under this commitment as of December 31, 2003.

4.                      LOANS AND LEASES

Categories of loans and leases, net of deferred fees as of December 31, include:

	2003	2002
	(in thousands)

Commercial	$307,691	$254,381
Real estate - mortgage	456,085	367,819
Real estate - construction	109,852	115,326
Consumer	61,048	50,853
Lease financing	10,312	12,450
	944,988	800,829
Allowance for loan and lease losses	(12,403)	(10,388)
Unearned net loan fees	(1,373)	(1,960)

	$931,212	$788,481

The majority of the Company’s lending and leasing activities are with customers located in the Denver metropolitan area and the Phoenix metropolitan area.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates.  Activity with respect to officer and director loans is as follows for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Balance, beginning of period	$10,067	$9,166	$6,314
New loans	7,069	17,716	10,805
Principal paydowns and payoffs	(7,615)	(16,815)	(7,953)

Balance, end of period	$9,521	$10,067	$9,166

Transactions in the allowance for loan and lease losses are summarized as follows for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Balance, beginning of year	$10,388	$8,872	$6,819
Provision for loan and lease losses	2,760	2,590	2,362
	13,148	11,462	9,181
Loans charged off, net of recoveries of $181, $521 and $105 for 2003, 2002 and 2001, respectively	(745)	(1,074)	(309)

Balance, end of year	$12,403	$10,388	$8,872

The recorded investment in loans that are considered to be impaired under SFAS No. 114 as amended by SFAS No. 118 (all of which were on a non-accrual basis) was $1,519,000 and $2,434,000 as of

December 31, 2003 and 2002, respectively (all of which have a related allowance for loan and lease loss).  The allowance for loan and lease losses applicable to impaired loans was $530,000 and $900,000 as of December 31, 2003 and 2002, respectively.  Interest income on average impaired loans of $1,984,000, $3,334,000 and $1,367,000, during 2003, 2002, and 2001, respectively, was not material.  The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2003, 2002 and 2001.

5.                      INVESTMENT IN LEASES

The Company is the lessor of equipment under agreements expiring in various future years.  Some of the equipment leases provide for additional rents, based on use in excess of a stipulated minimum number of hours, and allow the lessees to purchase the equipment for fair value at the end of the lease terms.

Property leased or held for lease to others under operating leases consists of the following as of December 31,:

	2003	2002
	(in thousands)

Equipment	$17	$1,029
Unamortized initial direct costs	—	6
	17	1,035
Accumulated depreciation	(14)	(592)

Total	$3	$443

The Company’s net investment in direct financing leases consists of the following as of December 31,:

	2003	2002
	(in thousands)

Minimum lease payments receivable	$10,090	$12,086
Unamortized initial direct costs	217	262
Estimated unguaranteed residual values	24	178
Unearned income	(130)	(493)

Total	$10,201	$12,033

As of December 31, 2003, future minimum lease payments receivable under direct financing leases and noncancelable operating leases are as follows:

	Direct Financing Leases	Operating Leases
	(in thousands)

2004	$1,680	$3
2005	2,370	—
2006	958	—
2007	4,317	—
Thereafter	765	—

Total	$10,090	$3

6.                      PREMISES AND EQUIPMENT

The major classes of premises and equipment are summarized as follows as of December 31,:

	2003	2002
	(in thousands)

Leasehold improvements	$3,614	$3,302
Furniture, fixtures, and equipment	13,595	10,442
	17,209	13,744
Accumulated depreciation	(10,236)	(8,407)

Total	$6,973	$5,337

7.                      GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1, the Company adopted SFAS No. 142 in January 2002, which requires companies to cease amortizing goodwill and certain intangible assets.  SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.  The Company commenced its annual review in the fourth quarter of 2003.

Under SFAS No. 142, goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments identified in Note 17.  The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology.  As of December 31, 2003, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not required.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations.  A summary of goodwill and total assets by operating segment as of December 31, 2003 is as follows (see Note 2 for discussion of acquisitions and adjustments):

	December 31, 2002	Goodwill Acquisitions and Adjustments	December 31, 2003	Total Assets December 31, 2003
	(in thousands)

Colorado Business Bank	$4,360	$7,426	$11,786	$1,077,033
Arizona Business Bank	255	1,231	1,486	289,267
Investment banking services	3,486	1,000	4,486	5,583
Trust and advisory services	—	1,895	1,895	3,518
Insurance	240	14,202	14,442	28,135
Corporate support and other	—	—	—	341

Total	$8,341	$25,754	$34,095	$1,403,877

The reported 2001 results do not reflect the provisions of SFAS No. 142 which eliminated the amortization of goodwill.  Had SFAS No. 142 been effective as of January 1, 2001, net income and basic and diluted earnings per share for the year ended December 31, 2001, would have been as follows:

	2001
	Net Income	Earnings Per Basic Common Share	Earnings Per Diluted Common Share
	(in thousands, except per share amounts)

Net income, as reported	$8,929	$0.70	$0.66
Goodwill amortization	439	0.03	0.03

Adjusted	$9,368	$0.73	$0.69

As of December 31, 2003 and 2002, the Company’s intangible assets and related amortization consisted of the following:

	Customer List	Lease Premium	Customer Contracts and Relationships	Employment and Non-Solicitation Agreements	Total
	(in thousands)

December 31, 2002	$207	$83	$199	$—	$489

Acquisition of ACMG	—	—	316	30	346
Acquisition of FDL	—	—	2,995	50	3,045
Acquisition of insurance book of business	162	—	—	—	162
Amortization	(134)	(67)	(229)	(11)	(441)

December 31, 2003	$235	$16	$3,281	$69	$3,601

The Company recorded amortization expense related to intangible assets of $441,000, $166,000 and $58,000 during the years ended December 31, 2003, 2002, and 2001, respectively.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

(in thousands)

2004	$503
2005	458
2006	397
2007	396
2008	355

Total	$2,109

8.                      CERTIFICATES OF DEPOSIT

The composition of certificates of deposit is as follows as of December 31,:

	2003	2002
	(in thousands)

Less than $100,000	$90,587	$117,155
$100,000 and more	206,945	213,919

	$297,532	$331,074

Related interest expense is as follows for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Less than $100,000	$3,338	$4,375	$4,620
$100,000 and more	4,323	5,523	8,122

	$7,661	$9,898	$12,742

Maturities of certificates of deposit of $100,000 and more are as follows as of December 31,:

2003
(in thousands)

Remaining maturity:
Less than three months	$100,940
Three months up to six months	57,087
Six months up to one year	30,478
One year and over	18,440

Total	$206,945

9.                      BORROWED FUNDS

The Company has advances and a line of credit from the Federal Home Loan Bank of Topeka (FHLB) with interest rates that range from 1.21% to 6.89%.  Advances are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  As of December 31, 2003, the FHLB advances are collateralized by loans of $312,140,000.

Aggregate annual maturities of advances are as follows as of December 31, 2003:

(in thousands)

2004	$94,268
2005	140
2006	140

Total	$94,548

Securities sold under agreements to repurchase are summarized as follows as of December 31,:

	2003	2002
	(in thousands)

Securities (principally mortgage-backed securities) with an estimated fair value of $197,473 in 2003 and $151,739 in 2002	$186,410	$115,517

The Company enters into sales of securities under agreements to repurchase.  The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition.  The securities underlying these agreements are under the Company’s control and are maintained in safekeeping by correspondent banks.  The securities are included in investment securities in the consolidated statement of condition.  Securities sold under agreements to repurchase averaged $134,343,000 and $108,719,000 and the maximum amounts outstanding at any month-end during 2003 and 2002 were $187,837,000 and $135,408,000, respectively.  As of December 31, 2003, accrued interest outstanding was $77,000 and the weighted average interest rate was 1.23%.

Maturities of repurchase agreements are summarized as follows as of December 31,:

2003
(in thousands)

Overnight	$140,653
Less than three months	29,757
Three months up to six months	16,000

$186,410

The Company has approved federal fund purchase lines with six banks with an aggregate credit line of $132,340,000 as well as credit lines of $105,000,000 with three companies to transact repurchase agreements.  As of December 31, 2003, there was $41,757,000 outstanding in repurchase agreements with non-customer third parties.  Included in this amount is $32,000,000 transacted with Bear Stearns and $9,757,000 transacted with UBS Securities LLC that have weighted average remaining maturities of

8 days and 52 days, respectively.  In addition, the Company may apply for up to $53,230,000 of State of Colorado time deposits.

10.               JUNIOR SUBORDINATED DEBENTURES

In June 2000, the Company created a wholly owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the “Trust”).  The Trust issued $20,000,000 of 10% trust preferred securities and invested the proceeds thereof in $20,620,000 of 10% junior subordinated debentures of CoBiz Inc.  The securities and junior subordinated debentures provide cumulative distributions at a 10% annual rate and the Company records the distributions on junior subordinated debentures in interest expense on the consolidated statement of income.  The junior subordinated debentures will mature and the capital securities must be redeemed on June 30, 2030, which may be shortened to a date not earlier than June 30, 2005, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of the trust preferred securities.  In each case, redemption will be made at part, plus the accrued and unpaid distributions thereon through the redemption date.

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, a trust formed under the laws of the State of Connecticut (the “Statutory Trust”).  The Statutory Trust issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR and invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz Inc. that also bear an interest rate based on a spread above three-month LIBOR.  The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17, and December 17 and mature on September 17, 2033.  The Company records the distributions of the junior subordinated debentures in interest expense on the consolidated statement of income.  The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to a date not earlier than September 17, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).  The junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of trust preferred securities.  In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

As previously stated in Note 1, the Company adopted the provisions of FIN No. 46 in 2003 which resulted in the deconsolidation of the two business trusts, Colorado Business Bankshares Capital Trust I and CoBiz Statutory Trust I, that were previously included in the consolidated financial statements.  As a result of the deconsolidation, the mandatorily redeemable trust preferred securities issued by the trusts are no longer reported as a liability of the Company.  Instead, the junior subordinated debentures issued by the Company that are held by the trusts are now reported as an outstanding liability in the consolidated financial statements.  The impact to the Consolidated Statements of Condition of removing the trust preferred securities and adding the junior subordinated debentures as of December 31, 2003 was an increase of $1,239,000 in additional debt, with a corresponding increase of $1,239,000 in investments, representing the Company’s equity ownership of the trusts.  The deconsolidation did not have an impact on shareholders’ equity or net income.

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the 10% trust preferred securities to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s consolidated statement of condition by more closely matching its variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the 10% trust preferred securities, together with the same payment dates, maturity date and call provisions as the 10% trust preferred securities.  Under the swap, the Company pays interest at a variable rate equal to a spread over three-month LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the 10% trust preferred securities.  The interest rate swap is a derivative financial instrument and was designated as a fair value hedge of the trust preferred securities.  Because the critical terms of the interest rate swap match the term of the trust preferred securities, the swap qualified for “short-cut method” accounting treatment under SFAS No. 133.

Upon adoption of FIN No. 46, the originally designated hedged item (10% trust preferred securities) was deconsolidated from the Company’s Consolidated Statement of Condition.  In response to the issue of deconsolidating previously hedged items, the FASB staff issued Derivative Implementation Guide No. E22 (“DIG No. E22”) which provides guidance to companies affected by FIN No. 46.  DIG No. E22 states that companies required to discontinue a pre-existing hedging relationship upon the initial application of FIN No. 46 should identify and designate a surrogate hedged item for the discontinued hedge.  Accordingly, as the 10% junior subordinated debentures have the same principal terms as the 10% trust preferred securities, the Company has designated $20,000,000 of the 10% junior subordinated debentures as the surrogate hedged item.  The re-designated hedge will continue to quality for the short-cut method accounting treatment under SFAS No. 133.

The fair market value of the swap totaling $669,000 as of December 31, 2003 is included in the Other Liabilities in the Consolidated Statement of Condition.  The 10% junior subordinated debentures have been adjusted by a similar amount.

11.               INCOME TAXES

The components of consolidated income tax expense are as follows for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Current tax expense	$7,881	$6,832	$7,470
Deferred tax benefit	(434)	(155)	(1,635)

Total	$7,447	$6,677	$5,835

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes.  The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.  The net change related to investment securities available for sale is included in other comprehensive income.  During 2003, the Company increased goodwill and deferred tax liabilities by $1,289,000 related to intangible assets recognized in the acquisition of ACMG and FDL that are not deductible for tax purposes.  The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets are as follows as of December 31,:

	2003	2002
	(in thousands)

Deferred tax assets:
Allowance for loan and lease losses	$4,750	$3,921
Direct financing leases	1,834	1,737
Deferred loan fees	545	508
Unrealized loss on investment securities available for sale	405	—
Vacation and other accrued liabilities	350	176
Debt issuance costs	225	154
Other	—	290

Total deferred tax assets	8,109	6,786

Deferred tax liabilities:
Premises and equipment	1,929	1,796
Unrealized gain on investment securities available for sale	—	1,657
Goodwill	1,197	—
Deferred initial direct lease costs	570	350
Prepaid assets	488	384
Other	187	62

Total deferred tax liabilities	4,371	4,249

Net deferred tax assets	$3,738	2,537

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Computed at the statutory rate (35%)	$7,167	$6,196	$5,167
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(189)	(168)	(114)
Goodwill and intangible amortization	23	23	171
State income taxes, net of federal income tax effect	576	504	443
Life insurance cash surrender value income	(51)	—	—
Tax credits	(41)	—	—
Graduated rates benefit	(32)	—	—
Merger related costs	—	87	—
Meals and entertainment	105	44	43
Other	(111)	(9)	125

Actual tax provision	$7,447	$6,677	$5,835

12.               SHAREHOLDERS’ EQUITY

Preferred Stock – The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares.  All outstanding preferred stock was redeemed in 1998.

Stock Options – The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company.  The term of all options issued may not exceed ten years.

The 1995 Incentive Stock Option Plan (the “1995 Plan”) authorizes the issuance of 296,888 shares of Common Stock.   One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant.  Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant.  Shares available for grant as of December 31, 2003, totaled 1,464.

The 1997 Incentive Stock Option Plan (the “1997 Plan”) reserves 151,554 shares for issuance at not less than the market value of the Company’s stock at the date of grant.  The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years.  Shares available for grant as of December 31, 2003, totaled 24,771.

The 1998 Stock Incentive Plan (the “1998 Plan”) reserves 637,500 shares of Common Stock for issuance, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 33,750 shares of Common Stock.  The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant.  The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date.  Shares available for grant as of December 31, 2003, totaled 12,683.

The 2002 Equity Incentive Plan (the “2002 Plan”) reserves 650,000 shares of Common Stock.  Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable.  Shares available for grant as of December 31, 2003, totaled 171,124.

As part of the acquisition of First Capital, CoBiz assumed 365,605 shares of Common Stock that had been issued but not exercised under the First Capital Stock Incentive Plan (the “First Capital Plan”).  The options issued under the First Capital Plan vest 25% per year for the first two years and 50% in the third year.  No additional shares under the First Capital Plan will be granted.

The following is a summary of changes in shares under option for the years ended December 31,:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,427,003	$10.16	1,149,125	$7.64	1,102,849	$5.94
Granted	183,065	15.65	400,699	16.49	260,901	12.62
Exercised	117,127	5.44	84,771	5.38	165,349	3.53
Forfeited	32,329	14.58	38,050	11.84	49,276	9.87

Outstanding, end of year	1,460,612	$11.13	1,427,003	$10.16	1,149,125	$7.64

Options exercisable, end of year	990,590	$9.21	947,282	$8.07	665,175	$5.30

The following is a summary of Company’s stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price

$1.41 - $3.50	287,601	$2.78	2.84	287,601	$2.78
$4.62 - $8.92	174,875	7.08	4.20	165,500	6.99
$10.00 - $12.90	379,712	11.32	5.97	286,562	11.11
$13.45 - $15.90	340,424	14.84	8.52	177,864	15.10
$16.00 - $18.10	278,000	17.49	8.64	73,063	17.73

	1,460,612	$11.13	6.24	990,590	$9.21

The Company has elected to continue to account for its stock options using the intrinsic-value method prescribed by APB 25 and related interpretations.  Accordingly, no compensation cost has been recognized for its stock option plans.  The Company estimated the fair value of options granted in 2003, 2002, and 2001 to be $775,000, $1,582,000, and $1,004,000, respectively using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31,:

	2003	2002	2001

Risk-free interest rate	2.52%	2.49%	4.40%
Expected dividend yield	1.44%	1.25%	1.33%
Expected life (years)	5	5	5
Expected volatility	29.39%	30.01%	32.57%

In connection with the Company’s initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 150,000 shares of Common Stock (the “Warrant”).  The Warrant was exercisable at a price equal to 120% of the initial public offering price ($9.60 per share).  The Warrant was exercisable commencing one year from the date of the offering and remained exercisable for a period of four years after such date.  The Warrant included a net exercise provision pursuant to which the holder could convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of the conversion.  During 2002 and 2001, all 150,000 shares were exercised, pursuant to the net exercise provision, resulting in the issuance of 63,016 shares of common stock.

For federal income tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock.  During 2003, the Company recognized a tax benefit of $178,000 related to the exercise of non-qualified stock options as a component of paid-in capital.

Dividends – As of December 31, 2003, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank.  As of December 31, 2003, the Bank could have paid total dividends to the Company of approximately $14,514,000, without prior regulatory approval.

Stock Dividend – On July 18, 2001, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of July 30, 2001, payable August 13, 2001.  As a result of the dividend, 4,320,371 additional shares of CoBiz common stock were issued, with fractional shares paid in cash.  All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

Earnings Per Share – Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows for the years ended December 31,:

	2003	2002	2001
	(in thousands, except share amounts)

Income available to common shareholders	$13,030	$11,027	$8,929

Income impact of assumed conversions of convertible CoBiz GMB, Inc. Class B shares	(3)	(6)	3

Adjusted income available to common shareholders	$13,027	$11,021	$8,932

Weighted average shares outstanding - basic earnings per share	13,607,023	13,195,129	12,815,392

Effect of dilutive securities - stock options	603,702	584,338	624,087

Weighted average shares outstanding - diluted earnings per share	14,210,725	13,779,467	13,439,479

As of December 31, 2003, 2002, and 2001, 207,220, 367,052, and 86,739 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

Employee Stock Purchase Plan – In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount.  In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock.  The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company.  During the years ended December 31, 2003, 2002, and 2001, 35,737, 26,695, and 18,491 shares, respectively, were issued.

13.               COMMITMENTS AND CONTINGENCIES

Employee Profit Sharing Trust – The Company has a defined contribution pension plan covering substantially all employees.  Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan.  Employer contributions charged to expense for the years ended December 31, 2003, 2002, and 2001, were $842,000, $734,000 and $490,000, respectively.

Lease Commitments – The Company has various operating lease agreements for office space.  Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms.  Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $3,207,000, $2,567,000 and $1,966,000, respectively.  In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed.  As of December 31, 2003, one director has a remaining interest in the building.  Additionally, two bank branches are leased from a company that is controlled by a director of the company.  Rent payments for the related party leases for the years ended December 31, 2003, 2002, and 2001 were $1,486,000, $1,225,000 and $896,000, respectively.  The Company’s corporate office lease expires June 30, 2011.  Future minimum lease payments as of December 31, 2003, under all noncancelable operating leases are as follows:

(in thousands)

2004	$3,425
2005	3,373
2006	3,129
2007	3,167
2008	2,672
Thereafter	5,651

Total	$21,417

Financial Instruments with Off-Balance Sheet Risk – In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements.  These financial instruments include commitments to extend credit and stand-by letters of credit.  The Company had the following commitments as of December 31, 2003:

(in thousands)

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$294,534

Commitments to fund consumer loans:
Personal lines of credit and equity lines	$28,204

Overdraft protection plans	$10,688

Letters of credit	$19,364

The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time.  The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments.  As such, the Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments.  However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as they do for loans.  In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans.  Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time.  However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

Employment Contracts – Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits.  In addition, severance is provided in the event of termination for other than cause, and under certain changes in control a lump sum payment is required.

Other Matters – The Company is involved in various lawsuits which have arisen in the normal course of business.  It is management’s opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

14.               REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes, as of December 31, 2003 and 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and the Bank’s actual capital amounts and ratios and regulatory thresholds as of December 31, 2003 and 2002:

					To Be “Well Capitalized” Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage amounts)
Company
Total capital (to risk-weighted assets)	$111,005	10.9%	$81,410	8.0%	N/A	N/A
Tier I capital (to risk-weighted assets)	90,709	8.9%	40,705	4.0%	N/A	N/A
Tier I capital (to average assets)	90,709	6.9%	52,366	4.0%	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$113,012	11.2%	$81,105	8.0%	$101,381	10.0%
Tier I capital (to risk-weighted assets)	100,609	9.9%	40,553	4.0%	60,829	6.0%
Tier I capital (to average assets)	100,609	7.6%	53,021	4.0%	66,276	5.0%

					To Be “Well Capitalized” Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage amounts)
Company
Total capital (to risk-weighted assets)	$100,869	11.9%	$67,810	8.0%	N/A	N/A
Tier I capital (to risk-weighted assets)	90,481	10.7%	33,905	4.0%	N/A	N/A
Tier I capital (to average assets)	90,481	8.3%	43,839	4.0%	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$91,295	10.7%	$68,087	8.0%	$85,103	10.0%
Tier I capital (to risk-weighted assets)	80,907	9.5%	34,044	4.0%	51,062	6.0%
Tier I capital (to average assets)	80,907	7.4%	43,746	4.0%	54,682	5.0%

15.               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income which consist solely of unrealized gains on available for sale securities, net of tax for the years ended December 31,:

	2003	2002	2001
	(in thousands)

Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on available for sale securities arising during the period	$(5,411)	$2,542	$1,321

Tax benefit (expense) related to items of other comprehensive income	2,062	(969)	(505)

Other comprehensive (loss) income, net of tax	$(3,349)	$1,573	$816

16.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts as of December 31, 2003 and 2002.

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Financial assets:
Cash and due from banks	$34,659	$34,659	$33,252	$33,252
Investment securities available for sale	357,253	357,253	262,237	262,237
Investment securities held to maturity	1,584	1,614	2,245	2,282
Other investments	10,812	10,812	7,806	7,806
Loans and leases, net	931,212	939,638	788,481	800,488
Accrued interest receivable	4,120	4,120	3,893	3,893

Financial liabilities:
Deposits	959,178	889,367	856,965	808,746
Federal funds purchased	2,300	2,300	8,700	8,700
Securities sold under agreements to repurchase	186,410	186,410	115,517	115,517
Advances from the Federal Home Loan Bank	94,548	94,562	30,560	30,692
Accrued interest payable	626	626	743	743
Junior subordinated debentures	40,570	40,570	20,000	20,444
Interest rate swap	669	669	—	—

The estimation methodologies utilized by the Company are summarized as follows:

Cash and Due from Banks – The carrying amount of cash and due from banks is a reasonable estimate of fair value.

Investment Securities – For investment securities, fair value equals the quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

Other Investments – The estimated fair value of other investments approximates their carrying value.

Loans and Leases – The fair value of fixed-rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  In computing the estimate of fair value for all loans and leases, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Deposits – The fair value of demand deposits, NOW and money market deposits, and savings accounts, is estimated by discounting the expected life of each deposit category at an index of the Federal Home Loan Bank advance-rate curve.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Federal Funds Purchased/Federal Funds Sold – The estimated fair value of variable-rate federal funds approximates their carrying value.

Securities Sold under Agreements to Repurchase and Advances from the Federal Home Loan Bank – Estimated fair value is based on discounting cash flows for comparable instruments.

Junior Subordinated Debentures – The fair value of junior subordinated debentures is calculated at the quoted market price.

Interest Rate Swap – The fair value of the interest rate swap is based on the estimated cost if the Company were to terminate the swap.

Commitments to Extend Credit and Standby Letters of Credit – The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.               SEGMENTS

Principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance, and corporate support and other.  As of December 31, 2002, trust and advisory services and insurance segments were combined and reported as one segment, titled Other Fee-Based Services.  With the acquisition of ACMG and FDL in 2003, these business lines are now reported separately for all years presented.

The Company distinguishes its commercial banking segments based on geographic markets served.  Currently, our reportable commercial banking segments are CBB and ABB.  CBB is a full-service business bank with ten Colorado locations, including seven in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail.  ABB is based in Phoenix, Arizona and has branch offices in Surprise, Tempe and Scottsdale, Arizona.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The trust and advisory services segment consists of the operations of ACMG and CoBiz Private Asset Management.  ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions.  CoBiz Private Asset Management offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc.  FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high net worth individuals and executive benefits and compensation planning.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses.

Corporate support and other consists of activities that are not directly attributable to the other reportable segments.  Included in this category are the activities of Leasing, centralized bank operations, the Company’s treasury function (i.e., investment management and wholesale funding), and activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The allocation has been consistently applied for all periods presented. Results of operations and selected financial information by operating segment are as follows:

For the year ended December 31, 2003	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$52,105	$12,815	$6	$19	$7	$57	$65,009
Total interest expense	10,047	2,826	—	12	—	1,349	14,234
Provision for loan and lease losses	1,863	1,022	—	—	—	(125)	2,760
Noninterest income	3,159	770	1,381	2,446	8,907	136	16,799
Depreciation and amortization	1,959	151	163	57	356	454	3,140
Noninterest expense	10,695	5,024	3,251	2,350	6,319	16,698	44,337
Income tax expense (benefit)	7,760	975	(758)	(51)	884	(1,363)	7,447
Net income (loss)	13,048	1,560	(1,248)	(43)	1,430	(1,717)	13,030
Capital expenditures	2,628	988	124	30	83	97	3,950

As of December 31, 2003

Balance sheet:
Identifiable assets	$1,077,033	$289,267	$5,583	$3,518	$28,135	$341	$1,403,877

For the year ended December 31, 2002	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$52,635	$9,651	$18	$23	$4	$254	$62,585
Total interest expense	12,600	3,740	6	1	—	2,000	18,347
Provision for loan and lease losses	1,054	510	—	—	—	1,026	2,590
Noninterest income	3,197	404	2,781	697	1,646	931	9,656
Depreciation and amortization	1,583	115	118	2	53	757	2,628
Noninterest expense	11,270	4,035	3,193	752	1,671	12,679	33,600
Income tax expense (benefit)	8,646	41	(180)	(54)	(61)	(1,715)	6,677
Net income (loss)	13,743	60	(294)	(87)	(102)	(2,293)	11,027
Capital expenditures	2,560	359	160	—	53	218	3,350

As of December 31, 2002

Balance sheet:
Identifiable assets	$909,394	$196,486	$5,532	$844	$1,459	$4,934	$1,118,649

For the year ended December 31, 2001	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)

Income statement:
Total interest income	$46,533	$9,192	$18	$22	$3	$6,122	$61,890
Total interest expense	16,490	4,671	—	3	—	5,224	26,388
Provision for loan and lease losses	1,726	446	—	—	—	190	2,362
Noninterest income	2,222	771	2,781	679	1,097	870	8,420
Depreciation and amortization	3,079	120	20	5	19	62	3,305
Noninterest expense	8,158	2,695	1,594	784	1,358	12,204	26,793
Income tax expense (benefit)	5,297	906	681	(64)	(95)	(890)	5,835
Net income (loss)	8,172	1,301	1,112	(114)	(163)	(1,379)	8,929
Capital expenditures	1,383	128	—	—	—	215	1,726

As of December 31, 2001

Balance sheet:
Identifiable assets	$771,925	$129,562	$5,459	$681	$616	$17,167	$925,410

18.               RELATED PARTY TRANSACTIONS

The Company’s corporate insurance, including property, auto, director and officer, and umbrella coverage, is arranged through its insurance brokerage subsidiary, CoBiz Insurance, Inc.  The Company also utilizes its subsidiary, FDL, as an agent for its medical insurance, dental insurance, 401(k) and BOLI administration.  In its capacity as agent for the Company during 2003, 2002, and 2001, CoBiz Insurance, Inc. recognized commissions of $30,000, $20,000, and $28,000, respectively.  FDL, also recognized commissions during 2003, 2002, and 2001 of $560,000, $61,000, and $43,000, respectively.  The commissions received by both CoBiz Insurance, Inc. and FDL were from the third parties who underwrote the plans.

Certain executive officers, employees, directors and members of their immediate families and businesses in which they hold interests are customers of the Company.  Revenue earned from these sources is not considered to be a material amount.

Other related party transactions were previously discussed in Notes 3, 4, and 13.

19.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years:

	For the Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share amounts)

Interest income	$16,984	$16,348	$15,969	$15,708	$16,211	$16,058	$15,611	$14,705
Interest expense	3,527	3,382	3,541	3,784	4,500	4,609	4,521	4,717
Net interest income	13,457	12,966	12,428	11,924	11,711	11,449	11,090	9,988
Net income	3,850	3,300	3,225	2,655	2,783	2,483	3,190	2,571

Earnings per share - basic (1)	$0.28	$0.24	$0.24	$0.20	$0.21	$0.19	$0.24	$0.20

Earnings per share - diluted (1)	$0.26	$0.24	$0.23	$0.19	$0.20	$0.18	$0.23	$0.19

(1)              Basic and diluted earnings per share for the quarter ended March 31, 2002, differ from the amounts filed in the March 31, 2002 10-Q as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at July 30, 2002, payable August 13, 2002.  The per share amounts above have been changed to give retroactive effect to the stock split.

* * * * * *