Form 10-Q
period 2004-03-31
COBIZ INC
filed 2004-05-10
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

 Yes   ☒                 No   ☐

There were 21,724,433 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 28, 2004.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

March 31, 2004 and December 31, 2003

	(Unaudited)	(Audited)
	March 31,	December 31,
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$34,406	$34,659
Investments:
Investment securities available for sale (cost of $389,208 and $358,315, respectively)	389,355	357,253
Investment securities held to maturity (fair value of $1,532 and $1,614, respectively)	1,502	1,584
Other investments	10,881	10,812
Total investments	401,738	369,649
Loans and leases, net	957,116	931,212
Goodwill	35,068	34,095
Intangible assets	3,463	3,601
Premises and equipment, net	7,219	6,973
Accrued interest receivable	4,161	4,120
Deferred income taxes	3,436	3,738
Other	16,775	15,830
TOTAL ASSETS	$1,463,382	$1,403,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$312,949	$304,324
NOW and money market	349,781	348,518
Savings	9,299	8,804
Certificates of deposit	295,739	297,532
Total deposits	967,768	959,178
Federal funds purchased	31,000	2,300
Securities sold under agreements to repurchase	193,390	186,410
Advances from Federal Home Loan Bank	85,420	94,548
Accrued interest and other liabilities	35,496	25,207
Junior subordinated debentures	40,963	40,570
Total liabilities	1,354,037	1,308,213

Shareholders' equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 25,000,000 shares authorized; 14,452,372 and 13,828,216 issued and outstanding, respectively	145	138
Additional paid-in capital	63,501	53,264
Retained earnings	45,608	42,919
Accumulated other comprehensive income (loss) net of income tax of $56 and $(405), respectively	91	(657)

Total shareholders' equity	109,345	95,664
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,463,382	$1,403,877

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$14,038	$12,742
Interest and dividends on investment securities:
Taxable securities	2,836	2,824
Nontaxable securities	44	71
Dividends on securities	80	67
Federal funds sold and other	23	4
Total interest income	17,021	15,708
INTEREST EXPENSE:
Interest on deposits	2,111	2,922
Interest on short-term borrowings and FHLB advances	970	553
Interest on junior subordinated debentures	502	309
Total interest expense	3,583	3,784
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	13,438	11,924
Provision for loan and lease losses	405	418
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	13,033	11,506
NONINTEREST INCOME:
Service charges	716	611
Trust and advisory fees	879	198
Insurance revenue	1,929	516
Investment banking revenues	533	182
Other income	685	398
Total noninterest income	4,742	1,905
NONINTEREST EXPENSE:
Salaries and employee benefits	7,570	5,743
Occupancy expenses, premises and equipment	2,259	1,739
Depreciation on leases	1	43
Amortization of intangibles	138	46
Other	2,058	1,687
Total noninterest expense	12,026	9,258
MINORITY INTERESTS	-	(3)
INCOME BEFORE INCOME TAXES	5,749	4,156
Provision for income taxes	2,194	1,501
NET INCOME	$3,555	$2,655

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE, net of tax	748	(374)
COMPREHENSIVE INCOME	$4,303	$2,281

EARNINGS PER SHARE:
Basic	$0.25	$0.20
Diluted	$0.24	$0.19

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(unaudited)

	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,555	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	501	136
Depreciation and amortization	869	732
Provision for loan and lease losses	405	418
Deferred income taxes	(159)	232
Minority interests	-	(3)
Gain on sale of premises/equipment and securities	(268)	(65)
Changes in operating assets and liabilities, net of acquisitions:
Accrued interest receivable	(41)	(139)
Other assets	(1,011)	(402)
Accrued interest and other liabilities	(103)	(378)
Net cash provided by operating activities	3,748	3,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(69)	(20)
Purchase of investment securities available for sale	(60,453)	(39,143)
Maturities of investment securities held to maturity	81	174
Maturities of investment securities available for sale	58,030	22,229
Net cash paid in FDL earn-out	(9,449)	-
Loan and lease originations and repayments, net	(26,309)	(18,815)
Purchase of premises and equipment	(937)	(925)
Proceeds from sale of premises and equipment	34	529
Net cash used in investing activities	(39,072)	(35,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	10,383	35,467
Net (decrease) in certificates of deposit	(1,793)	(3,714)
Net increase (decrease) in federal funds purchased	28,700	(900)
Net increase in securities sold under agreements to repurchase	6,980	13,322
Advances from the Federal Home Loan Bank	114,000	190,000
Repayments of advances from the Federal Home Loan Bank	(123,128)	(195,000)
Proceeds from exercise of stock options	795	195
Dividends paid on common stock	(866)	(668)
Net cash provided by financing activities	35,071	38,702
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253)	5,917
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,659	33,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,406	$39,169

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.); CoBiz Insurance, Inc.; the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; and Financial Designs Ltd. (“FDL,” previously named CoBiz Connect, Inc.), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with seven locations in the Denver metropolitan area, two locations in Boulder and one in Edwards, Colorado, and four in the Phoenix metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its wholly owned subsidiary Alexander Capital Management Group, LLC (“ACMG”).  FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

2.                                      Acquisitions

On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of ACMG for each of the twelve months ending on March 31, 2004, 2005, and 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. For the twelve months ending March 31, 2004, the Company has accrued $815,000 for the earn-out payment owed to the former partners of ACMG, which was paid in the second quarter of 2004.  The accrued earn-out payment increased both Goodwill and Accrued interest and other liabilities in the accompanying financial statements.

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

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.  During the first quarter of 2004, the Company paid $9.5 million in cash and issued 542,632 shares valued at $9.5 million of CoBiz common stock to the former shareholders of FDL for the 2003 earn-out payment that was previously recorded during the fourth quarter of 2003.

Future earn-out payments for both the ACMG and FDL transactions, if made, will also be treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

3.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2004	2003
	(dollars in thousands)
Income available to common shareholders	$3,555	$2,655
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	—	(3)
Income available to common shareholders plus assumed conversions	$3,555	$2,652
Weighted average shares outstanding - basic earnings per share	14,259,876	13,282,225
Effect of dilutive securities	721,324	479,661
Weighted average shares outstanding - diluted earnings per share	14,981,200	13,761,886

                As of March 31, 2004 and 2003, 56,813 and 455,665 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

Effective December 15, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, it amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended
	March 31,
	2004	2003
	(dollars in thousands)
Net income, as reported	$3,555	$2,655
Less: stock-based compensation determined under the fair value method	(138)	(208)
Pro forma net income	$3,417	$2,447
Earnings per share:
As reported - basic	$0.25	$0.20
As reported - diluted	$0.24	$0.19
Pro forma - basic	$0.24	$0.18
Pro forma - diluted	$0.23	$0.18

4.                                      Stock Dividend

On April 13, 2004, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of April 26, 2004, payable May 3, 2004. As a result of the dividend, 7,233,168 additional shares of CoBiz common stock were issued, with fractional shares paid in cash.  Shares of CoBiz common stock began trading on a post-dividend basis on May 4, 2004.  The proforma effects of the stock dividend on earnings per share and weighted-average shares used in the computation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2004	2003
	(dollars in thousands)
Income available to common shareholders	$3,555	$2,655
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	—	(3)
Income available to common shareholders plus assumed conversions	$3,555	$2,652
Weighted average shares outstanding - basic earnings per share	21,389,814	19,923,337
Effect of dilutive securities - stock options	1,081,986	719,492
Weighted average shares outstanding - diluted earnings per share	22,471,800	20,642,829
Earnings per share:
As reported - basic	$0.17	$0.13
As reported - diluted	$0.16	$0.13

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Other comprehensive (loss) income, before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$1,469	$(604)

Reclassification adjustment for gains arising during the period	(260)	—

Tax benefit (expense) related to items of other comprehensive income	(461)	230

Other comprehensive (loss) income, net of tax	$748	$(374)

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

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of March 31, 2004, is noted below.  Refer to Note 2 for a discussion of adjustments to goodwill for the quarter ending March 31, 2004.

				Total
	Goodwill			Assets
	December 31,	Acquisitions and	March 31,	March 31,
	2003	Adjustments	2004	2003
	(in thousands)

Colorado Business Bank	$11,786	$291	$12,077	$1,137,454
Arizona Business Bank	1,486	49	1,535	295,436
Investment banking services	4,486	—	4,486	5,663
Trust and advisory services	1,895	530	2,425	4,789
Insurance	14,442	103	14,545	19,811
Corporate support and other	—	—	—	229

Total	$34,095	$973	$35,068	$1,463,382

As of March 31, 2004, and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2004			December 31, 2003
	(in thousands)
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Customer list	$293	$(177)	$116	$293	$(158)	$135
Lease premium	216	(216)	—	216	(200)	16
Customer contracts and relationships	3,709	(427)	3,282	3,709	(328)	3,381
Employment and non-solicitation agreements	80	(15)	65	80	(11)	69
Total	$4,298	$(835)	$3,463	$4,298	$(697)	$3,601

The Company recorded amortization expense of $138,000 related to intangible assets during the three months ended March 31, 2004, compared to $46,000 in the same period of 2003.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2005	$458
2006	397
2007	396
2008	355
2009	321
Total	$1,927

7.                                      Derivatives

In January 2003, the Company entered into an interest rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed interest rate obligation under the 10% junior subordinated debentures to a variable interest rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has a notional amount equal to the outstanding principal amount of the related 10% junior subordinated debentures, together with the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  The interest rate swap is a derivative financial instrument and has been designated as a fair value hedge of the 10% junior subordinated debentures.  Because the critical terms of the interest rate swap match the terms of the 10% junior subordinated debentures, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.  The fair market value of the swap totaling $276,000 at March 31, 2004, is included in Accrued Interest and Other Liabilities in the Consolidated Statement of Condition.  The 10% junior subordinated debentures have been adjusted by a similar amount.

The Company offers an interest rate hedge program to our customers that includes derivative products such as swaps, caps, floors, and collars to assist our customers in managing their interest-rate risk profile.  In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.  At March 31, 2004, the Company had a prime-based swap with a notional value of $1,138,000 outstanding under the hedge program that was fully offset by a contract with a third party.

8.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance, and corporate support and other.  The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with ten Colorado locations, including seven in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail.  ABB is based in Phoenix, Arizona and has branch offices in Surprise, Tempe and Scottsdale, Arizona.  The Company has also announced the hiring of three additional bank presidents who will be opening two additional bank branches in Arizona and one in Colorado during the latter part of 2004.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

The trust and advisory services segment consists of the operations of ACMG and CoBiz Private Asset Management (PAM).  ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions.  CoBiz Private Asset Management is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting, wealth transfer planning and preservation for high-net-worth individuals and executive benefits and compensation planning. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.

Corporate support and other consists of activities that are not directly attributable to the other reportable segments.  Included in this category are the activities of Leasing, centralized bank operations, the Company’s treasury function (i.e., investment management and wholesale funding), and activities of Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
	(in thousands)
	For the three months ended March 31, 2004
Income statement
Total interest income	$13,475	$3,514	$1	$7	$1	$23	$17,021
Total interest expense	2,387	700	—	3	—	493	3,583
Net interest income	11,088	2,814	1	4	1	(470)	13,438
Provision for loan and lease losses	271	134	—	—	—	—	405
Net interest income after provision for loan and lease losses	10,817	2,680	1	4	1	(470)	13,033
Noninterest income	1,061	327	534	880	1,932	8	4,742
Noninterest expense and minority interest	3,559	1,632	683	753	1,670	3,729	12,026
Income before income taxes	8,319	1,375	(148)	131	263	(4,191)	5,749
Provision for income taxes	3,110	526	(56)	53	133	(1,572)	2,194
Net income before management fees and overhead allocations	$5,209	$849	$(92)	$78	$130	$(2,619)	$3,555
Management fees and overhead allocations, net of tax	1,547	389	27	21	47	(2,031)	—
Net income	$3,662	$460	$(119)	$57	$83	$(588)	$3,555

			At March 31, 2004
Balance sheet
Total assets	$1,137,454	$295,436	$5,663	$4,789	$19,811	$229	$1,463,382
Total gross loans and leases	755,242	213,525	—	—	—	1,009	969,776
Total deposits and customer repurchase agreements	885,105	200,735	—	1,282	—	—	1,087,122

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated

	(in thousands)
	For the three months ended March 31, 2003
Income statement
Total interest income	$12,111	$3,016	$2	$4	$2	$573	$15,708
Total interest expense	2,163	687	—	—	—	934	3,784
Net interest income	9,948	2,329	2	4	2	(361)	11,924
Provision for loan and lease losses	243	175	—	—	—	—	418
Net interest income after provision for loan and lease losses	9,705	2,154	2	4	2	(361)	11,506
Noninterest income	717	138	186	198	522	144	1,905
Noninterest expense	2,650	1,204	830	210	401	3,960	9,255
Income before income taxes	7,772	1,088	(642)	(8)	123	(4,177)	4,156
Provision for income taxes	2,900	413	(243)	(3)	47	(1,613)	1,501
Net income before management fees and overhead allocations	$4,872	$675	$(399)	$(5)	$76	$(2,564)	$2,655
Management fees and overhead allocations, net of tax	1,806	360	16	26	33	(2,241)	—
Net income	$3,066	$315	$(415)	$(31)	$43	$(323)	$2,655

			At March 31, 2003
Balance sheet
Total assets	$934,956	$213,367	$4,497	$482	$1,752	$4,196	1,159,250
Total gross loans and leases	657,422	155,892	—	—	—	4,355	817,669
Total deposits and customer repurchase agreements	838,098	178,989	—	470	—	—	1,017,557

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003. For a discussion of the segments included in our principal activities, see Note 17 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003.

Executive Summary

              The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals.  Our operating segments include our commercial banking franchise, Colorado Business Bank and Arizona Business Bank, Investment Banking Services, Trust and Advisory Services, and Insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense.  We have focused on reducing our dependency on our net interest margin by increasing our noninterest income.  Our fee-based business lines have continued to grow, with the additions of ACMG and FDL during 2003, which added investment management, high-end life insurance products, and wealth transfer planning to the array of financial services offered to our targeted customer base.

              We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.  We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with estate planning and business succession from FDL and financial planning from PAM.  We are able to protect assets with property and casualty insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with M&A services from GMB and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from PAM, investment management services from ACMG and wealth transfer services from FDL.

              Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority and expanding our products to meet the needs of small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach.  We believe that recent consolidations of several large institutions within the banking industry provides us with the opportunity to gain market share, as customers look for services from institutions based within their community that provide a broad base of services.  In addition, in the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organicly.  During 2004, we also intend to grow through the addition of new de novo branches.  We have hired three new bank presidents who will be opening two bank branches in Arizona and one in Colorado during the second half of 2004.

                During the past few years, the trend of decreasing interest rates has negatively impacted most financial institutions, including the Company.  However, with the expanding economy and risk of inflation during 2004, most bank economists believe that the Federal Reserve will increase interest rates during December of this year, with the earliest projection being June of this year and the latest projection being June of 2005.  If the Federal Reserve were to increase interest rates, this would be the first increase since May of 2000.  An increase in interest rates would provide additional earnings to the Company, as 93% of our assets are interest-earning while only 69% of our liabilities are interest-bearing.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan and lease portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan, and 8 representing a loss that will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

In determining the appropriate level of the allowance for loan and lease losses, we model an analysis of the various components of the loan and lease portfolio, including all significant credits on an individual basis. When analyzing the adequacy, we segment the loan and lease portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry, or collateral.  Possible factors that may impact the allowance for loan and lease losses include, but are not limited to:

•                  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•                  Changes in national and local economic and business conditions, including the condition of various market segments.

•                  Changes in the nature and volume of the portfolio.

•                  Changes in the experience, ability, and depth of lending management and staff.

•                  Changes in the trend of the volume and severity of past-due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications.

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

                Recoverability of Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.   If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

We conducted our annual evaluation of our reporting units, including our investment banking subsidiary, GMB, as of December 31, 2003.  As discussed in our Annual Report on Form 10-K for the period ending December 31, 2003, the estimated fair value of all reporting units exceeded their carrying values, and goodwill impairment was not deemed to exist.   Since the acquisition of GMB, merger and acquisition activity has decreased as a result of poor economic conditions.  As such, the revenues of GMB have been less than their projected targets.  Although we fully expect merger and acquisition activity to increase as the economy improves, if GMB continues to recognize operational losses our evaluation of the fair value of GMB could result in the determination that the carrying value of the business exceeds its fair value and that goodwill relating to GMB has been impaired.  If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge, which would adversely affect our results of operations.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2003, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

Total assets increased by $59.5 million to $1.46 billion as of March 31, 2004, from $1.40 billion as of December 31, 2003.  The increase in total assets is primarily due to growth in investments and net loans.  Investments represent 27% of total assets at March 31, 2004 compared to 26% at December 31, 2003. The increase in total assets was largely funded by deposits, security repurchase agreements and federal funds purchased.

The following table sets forth the balance of loans and leases and deposits as of March 31, 2004, December 31, 2003, and March 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003		March 31, 2003
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Loans and Leases:
Commercial	$332,884	34.8%	$308,174	33.1%	$255,168	31.6%
Real estate – mortgage	457,415	47.8%	454,865	48.8%	371,781	46.1%
Real estate – construction	110,386	11.5%	109,326	11.7%	126,486	15.7%
Consumer	58,386	6.1%	61,049	6.6%	52,019	6.4%
Municipal leases	9,696	1.0%	8,803	0.9%	7,860	1.0%
Small business leases	1,009	0.1%	1,398	0.2%	4,355	0.5%
Loans and leases	$969,776	101.3%	$943,615	101.3%	$817,669	101.3%
Less allowance for loan and lease losses	(12,660)	(1.3% )	(12,403)	(1.3% )	(10,786)	(1.3% )
Net loans and leases	$957,116	100.0%	$931,212	100.0%	$806,883	100.0%

Deposits and Customer Repurchase Agreements:
NOW and money market accounts	$349,781	32.1%	$348,518	31.5%	$292,739	28.8%
Savings	9,299	0.9%	8,804	0.8%	8,291	0.8%
Certificates of deposit under $100,000	80,231	7.4%	89,367	8.1%	136,260	13.4%
Certificates of deposit $100,000 and over	215,507	19.8%	208,165	18.9%	191,099	18.8%
Total interest-bearing deposits	$654,818	60.3%	$654,854	59.4%	$628,389	61.8%
Noninterest-bearing demand deposits	312,949	28.8%	304,324	27.6%	260,329	25.6%
Customer repurchase agreements	119,355	11.0%	144,653	13.1%	128,839	12.6%
Total deposits and customer repurchase agreements	$1,087,122	100.0%	$1,103,831	100.0%	$1,017,557	100.0%

Gross loans and leases increased by $26.2 million as of March 31, 2004, from $943.6 million as of December 31, 2003.  The increase in loans and leases is primarily due to growth in our commercial and real estate portfolios.  For the quarter ending March 31, 2004, loans and leases have grown at an annualized rate of 11%.  All of the growth during this quarter came for the Colorado market, as the Arizona market realized a slight decrease in its loan and lease portfolio due to the payoff of several large transactional-based real estate credits booked prior to the acquisition of First Capital Bank of Arizona.

Deposits increased by $8.6 million to $967.8 million as of March 31, 2004, from $959.2 million as of December 31, 2003. The increase in deposits was primarily from growth in non-interest bearing deposits, which represented 32% of total deposits at both March 31, 2004, and December 31, 2003. Securities sold under agreements to repurchase were $193.4 million at March 31, 2004, and $186.4 million at December 31, 2003.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the total repurchase agreements outstanding at March 31, 2004, and December 31, 2003, 62% and 78%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Advances from the Federal Home Loan Bank of Topeka (“FHLB”) were $85.4 million at March 31, 2004, compared to $94.5 million at December 31, 2003.  Advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	(dollars in thousands)
			Increase (decrease)
	2004	2003	Amount	%
	(in thousands)
Interest income	$17,021	$15,708	$1,313	8%
Interest expense	3,583	3,784	(201)	(5% )
Net interest income before provision for loan and lease losses	13,438	11,924	1,514	13%
Provision for loan and lease losses	405	418	(13)	(3% )
Net interest income after provision for loan and lease losses	13,033	11,506	1,527	13%
Noninterest income	4,742	1,905	2,837	149%
Noninterest expense and minority interests	12,026	9,255	2,771	30%
Income before income taxes	5,749	4,156	1,593	38%
Provision for income taxes	2,194	1,501	693	46%
Net income	$3,555	$2,655	$900	34%

Net income was $3.6 million for the three months ending March 31, 2004, and $2.7 million for the three months ending March 31, 2003.  Earnings per share on a fully diluted basis for the first quarter were $0.24 for 2004 and $0.19 for 2003.  Annualized return on average assets for the three months ended March 31, 2004, was 1.02%, versus 0.95% for the three months ended March 31, 2003.  Annualized return on average common shareholders’ equity for the three months ended March 31, 2004, was 14.17% versus 12.99% for the three months ended March 31, 2003.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We currently maintain an asset-sensitive balance sheet and our net interest margin will be positively impacted if interest rates increase.  Conversely, a decrease in interest rates would negatively impact our net interest margin. We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.

Total interest income on a tax equivalent basis increased 8% to $17.1 million for the quarter ended March 31, 2004 as compared to March 31, 2003.  This increase was driven by $144.4 million in growth of our average loan portfolio, offset by a 47-basis-point decrease in our loan yields in the first quarter of 2004 as compared to the same period in 2003.  The increase in investment income from the growth in our investment portfolio was mostly offset by lower yields in the first quarter of 2004 compared to the same period in 2003.

Total interest expense during the first quarter of 2004 decreased $201,000 to $3.6 million compared to $3.8 million for the same period a year ago.  The cost of funds on the $183.8 million increase in our average interest-earning liabilities was fully offset by a 44-basis-point decrease in yields on those liabilities.

Net interest income before provision for loan and lease losses, on a tax equivalent basis, was $13.5 million, a $1.5 million, or a 13% increase from the same period a year ago.  Yields earned on our interest-earning assets decreased by 67 basis points to 5.17% for the three months ended March 31, 2004, as compared to the same period a year ago.  Interest paid on interest-bearing liabilities decreased by 44 basis points for the three months ended March 31, 2004, as compared to the same period a year ago. The net interest margin was 4.15% for the quarter ended March 31, 2004, down from 4.50% for the quarter ended March 31, 2003.  The Bank maintains an asset-sensitive interest rate profile, and was negatively impacted by the 25-basis-point decrease in the prime rate that occurred at the end of the second quarter of 2003.  The 25-basis-point decrease in the prime rate did not impact the first quarter of 2003, but has fully impacted subsequent quarters, including the first quarter of 2004.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31,
	2004			2003
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$1,529	$23	5.95%	$824	$4	1.94%
Investment securities (2)	365,159	2,984	3.23%	281,762	3,000	4.26%
Loans and leases (3)	953,587	14,070	5.84%	809,182	12,773	6.31%
Allowance for loan and lease losses	(12,516)	—	0.00%	(10,547)	—	0.00%
Total interest-earning assets	1,307,759	17,076	5.17%	1,081,221	15,776	5.84%
Noninterest-earning assets:
Cash and due from banks	32,923			31,599
Other	66,908			23,666
Total assets	$1,407,590			$1,136,486
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$350,553	$598	0.69%	$294,835	$652	0.90%
Savings	8,940	7	0.31%	7,534	11	0.59%
Certificates of deposit:
Under $100,000	87,155	499	2.30%	137,857	1,023	3.01%
$100,000 and over	210,606	1,007	1.92%	190,330	1,236	2.63%
Total interest-bearing deposits	657,254	2,111	1.29%	630,556	2,922	1.88%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	227,360	694	1.21%	132,217	345	1.04%
FHLB advances	81,283	276	1.34%	39,893	208	2.09%
Junior subordinated debentures	40,575	502	4.89%	19,999	309	6.11%
Total interest-bearing liabilities	1,006,472	3,583	1.42%	822,665	3,784	1.86%
Noninterest-bearing demand accounts	283,582			227,207
Total deposits and interest-bearing liabilities	1,290,054			1,049,872
Other noninterest-bearing liabilities	16,666			3,742
Total liabilities and preferred securities	1,306,720			1,053,614
Shareholders’ equity	100,870			82,872
Total liabilities and shareholders’ equity	$1,407,590			$1,136,486
Net interest income		$13,493			$11,992
Net interest spread			3.74%			3.98%
Net interest margin			4.15%			4.50%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.93%			131.43%

 (1)                               Average yield or cost for the three months ended March 31, 2004 and 2003 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2004 and 2003 (in thousands).

	Three months ended March 31,
			Increase (decrease)
	2004	2003	Amount	%
Noninterest income:
Deposit service charges	$716	$611	$105	17%
Other loan fees	153	159	(6)	(4% )
Trust and advisory income	879	198	681	344%
Insurance revenue	1,929	516	1,413	274%
Investment banking revenue	533	182	351	193%
Other income	264	174	90	51%
Gain on sale of other assets and securities	268	65	203	311%
Total noninterest income	$4,742	$1,905	$2,837	149%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from trust and investment advisory services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, increases in the cash surrender value of bank-owned life insurance policies, and net gains on sales of investment securities and other assets.  Noninterest income for the first quarter of 2004 was $4.7 million, compared to noninterest income of $1.9 million for the first quarter of 2003, a 149% increase.

The increase in deposit service charges is primarily due to an increase in the number of treasury management customers.  We have continued to focus on introducing new customers to our treasury management products as well as adding additional treasury management products to customers  currently using our services, which has added to our deposit service charge income.

The increase in trust and advisory income was primarily attributable to the acquisition of ACMG, which generated $628,000 in investment advisory fees for the first quarter of 2004.  ACMG’s revenues are dependent upon the market value of their assets under management.  As of March 31, 2004, ACMG and PAM had a combined $459.4 million in discretionary assets under management and $73.8 million in non-discretionary assets under management.

The increase in insurance revenue was driven by the acquisition of FDL, which generated $1.3 million in revenue during the first quarter of 2004.  The addition of FDL significantly expanded our benefits brokerage services, while adding life insurance and wealth transfer planning to our insurance products. During the first quarter of 2004, revenue earned from the insurance segment is comprised 40% of wealth transfer, 29% benefits brokerage, 28% property and casualty, and 3% of miscellaneous fees.  During the same period in 2003, insurance revenue was comprised of 74% property and casualty, 25% benefits brokerage, and 1% of miscellaneous fees.

Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue for the three months ended March 31, 2004, included a success fee from one engagement that represents 69% of the total revenue earned for the first quarter.  No success fees were earned in the same period of 2003.

Other income is comprised of increases in the cash surrender value of life insurance, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The increase in other income is primarily due to the purchase of bank-owned life insurance in the latter part of 2003, which added $111,000 in the first quarter of 2004 compared to the same period in 2003.  As of March 31, 2004, the cash surrender value of the Company’s bank-owned life insurance was $11.0 million.

During the first quarter of 2004, we rebalanced our investment portfolio by selling certain securities and purchasing other securities.  The increase in gains on sales of other assets and securities is primarily due to the $35.4 million sale of available-for-sale mortgage-backed securities for a gain of $260,000.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  Noninterest income as a percentage of operating revenues was 26% for the three months ended March 31, 2004, compared to 14% for the same period in 2003.

Noninterest Expense

                The following table presents noninterest expense for the three months ended March 31, 2004 and 2003 (in thousands).

	Three months ended March 31,
			Increase (decrease)
	2004	2003	Amount	%
Noninterest expenses:
Salaries and employee benefits	$7,570	$5,743	$1,827	32%
Occupancy expenses, premises and equipment	2,259	1,739	520	30%
Depreciation on leases	1	43	(42)	(98% )
Amortization of intangibles	138	46	92	200%
Other operating expenses	2,058	1,687	371	22%
Total other expense	$12,026	$9,258	$2,768	30%

The increase in salaries and employee benefits in 2004 from 2003 was due primarily to the additional staff from the acquisitions of FDL and ACMG.  The hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2004, has also contributed to the increase.  The Company’s full time equivalent employees were 399 and 289 at March 31, 2004 and 2003, respectively.

Occupancy costs have increased due to the aforementioned acquisitions and the additions of the Scottsdale branch in March of 2003 and the Northeast branch in November of 2003.  An ongoing commitment to providing the highest level of technological service to our customers has also increased our depreciation and maintenance expense.

The decrease in depreciation on operating leases was a result of dedicating fewer resources to originating leases and it is expected that depreciation will continue to decrease.

The increase in amortization of intangibles is primarily a result of the acquisitions of FDL and ACMG.  As part of these acquisitions, intangible assets subject to amortization for customer contracts and relationships, and employment and non-solicitation agreements were recognized.

Other operating expenses have increased primarily in the areas of marketing and operational losses. The increase in marketing is a direct result of our growth initiatives as we attempt to increase our loan and deposit bases and generate additional noninterest income from our fee-based businesses.  The increase in operational losses is related to a branch bank robbery from which we took a loss equal to our insurance deductible.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions and the opening of new branches.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.4 million for the three months ended March 31, 2004 and 2003.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $953.6 million for the first three months of 2004, up from $809.2 million for the same period in 2003.  As of March 31, 2004, the allowance for loan and lease losses amounted to $12.7 million, or 1.31% of total loans and leases, compared to 1.32% at March 31, 2003.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

	Three months ended	Year ended	Three months ended
	March 31, 2004	December 31, 2003	March 31, 2003
		(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$12,403	$10,388	$10,388
Charge-offs:
Commercial	(117)	(323)	(39)
Real estate — mortgage	(14)	(204)	(2)
Consumer	(37)	(60)	(2)
Direct financing leases	(15)	(339)	(19)
Total charge-offs	(183)	(926)	(62)
Recoveries:
Commercial	16	37	4
Consumer	12	41	21
Direct financing leases	7	103	17
Total recoveries	35	181	42
Net charge-offs	(148)	(745)	(20)
Provisions for loan and lease losses charged to operations	405	2,760	418
Balance of allowance for loan and lease losses at end of period	$12,660	$12,403	$10,786
Ratio of net charge-offs to average loans and leases (1)	(0.06)%	(0.09)%	(0.01)%
Average loans and leases outstanding during the period	$953,587	$855,085	$809,182

(1)    The ratios for the three months ended March 31, 2004 and 2003 have been annualized. The March 31, 2004, ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  Nonperforming assets were $2.0 million as of March 31, 2004, compared with $1.6 million as of December 31, 2003 and $3.1 million as of March 31, 2003.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
	2004	2003	2003
		(in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$386	$—	$227
Nonaccrual loans and leases	1,364	1,519	2,824
Total nonperforming loans and leases	1,750	1,519	3,051
Repossessed assets	233	60	—
Real estate acquired by foreclosure	60	—	—
Total nonperforming assets	$2,043	$1,579	$3,051
Allowance for loan and lease losses	$12,660	$12,403	$10,786

Ratio of nonperforming assets to total assets	0.14%	0.11%	0.26%
Ratio of nonperforming loans and leases to total loans and leases	0.18%	0.16%	0.37%
Ratio of allowance for loan and lease losses to total loans and leases	1.31%	1.32%	1.32%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	723.43%	816.52%	353.52%

Capital Resources

Our primary source of stockholders’ equity is the retention of our net after tax earnings and proceeds from the issuance of common stock.  At March 31, 2004, stockholders’ equity totaled $109.3 million, a 14% increase from December 31, 2003.  The increase in stockholders’ equity is primarily due to: (1) the issuance of 542,632 shares of CoBiz common stock valued at $9.4 million to the former shareholders of FDL pursuant to the terms of the merger agreement, (2) net income of $3.6 million from the first quarter of 2004, (3) $0.8 million from the issuance of common stock from option exercises, and (4) $0.7 million from unrealized appreciation on available-for-sale securities.  These transactions were offset by $0.9 million in dividends paid on our common stock.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of March 31, 2004, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments - which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors - are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $156.8 million as well as credit lines of $105.0 million with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $66.4 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2004, we had $181.9 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

At the holding company level, our primary source of funds are dividends paid from the Bank, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

Net cash provided by operating activities totaled $3.8 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively.  The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.  The increase in the net cash provided by operating activities is primarily due to the higher net income earned in 2004 as compared to the same period in 2003.

Net cash used in investing activities totaled $39.1 million and $36.0 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in cash used in investing activities is primarily related to a $7.5 million increase in loan originations, a $9.4 million cash payment to the former shareholders of FDL pursuant to the terms of the merger agreement, offset by a $14.4 million reduction in net cash outflows related to the purchase of investment securities due to the sale of $35.4 million in mortgage-backed securities during the first quarter of 2004.

Net cash provided by financing activities totaled $35.1 million and $38.7 million for the three months ended March 31, 2004 and 2003, respectively.  The decrease in net cash provided by financing activities is primarily attributed to a $23.2 million decrease in deposit inflows, a $6.3 million decrease in securities sold under agreement to repurchase, and a $4.1 million decrease in net advances from the Federal Home Loan Bank.  These decreases were offset by a $29.6 million increase in cash inflows from fed funds purchased.

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

Forward Looking Statements

The discussion in this report contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  The forward-looking statements involve risks and uncertainties that affect our operations, financial performance, and other factors as discussed in our filings with the Securities and Exchange Commission.  These risks include the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of our growth strategy, the possible loss of key personnel, factors that could affect our ability to compete in our trade areas, changes in regulations and government policies, and other factors discussed in our filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                    Changes in Securities and Use of Proceeds

                On January 29, 2004, CoBiz issued 542,632 shares of its Common Stock to the former shareholders of FDL pursuant to earn-out provisions of the merger agreement pursuant to which FDL was acquired in 2003.  See Note 2 of Notes to Consolidated Condensed Financial Statements for additional discussion of the earn-out payment.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

        On April 13, 2004, the Company declared a three-for-two stock split that was effected through a stock dividend for shareholders of record on April 26, 2004, and payable on May 3, 2004.   See Note 4 of Notes to Consolidated Condensed Financial Statements for additional discussion of the stock dividend.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)  Financial Statements.

See Index to Consolidated Financial Statements.

(b)  Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28,
		2000.

(2)(3)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(2)	3.2	Amendment to Articles of Incorporation.

(10)	3.3	Amendment to Articles of Incorporation.

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(9)	3.5	Amendment to Bylaws.

(4)	4.1	Form of Indenture.

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1).

(4)	4.3	Certificate of Trust.

(4)	4.4	Form of Trust Agreement.

(4)	4.5	Form of Amended and Restated Trust Agreement.

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

(4)	4.7	Form of Capital Securities Guarantee Agreement.

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to
		Exhibit 4.5).

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry
		& Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack
		Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by
		and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable
		Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable
		Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2)	10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc.
		and Richard J. Dalton.

(5)	10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(7)	10.11	First Amendment to Lease Agreement between Kesef, LLC and Colorado
		Business Bankshares, Inc. dated May 1, 1998.

(8)	10.12	2000 Employee Stock Purchase Plan.

(9)	10.13	2002 Equity Incentive Plan.

(11)	10.14	Employment Agreement, dated August 12, 2003, by and between CoBiz
		Inc. and Lyne B. Andrich.

(11)	10.15	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc.
		and Kevin W. Ahern.

(12)	10.16	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(12)	10.17	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated
		March 31, 2003.

(12)	10.18	Employment Agreement, dated March 8, 2001, by and between First Capital
		Bank of Arizona and Harold F. Mosanko.

(12)	14	Code of Conduct and Ethics.

(12)	21	List of subsidiaries.

31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1		Section 1350 Certification of the Chief Executive Officer.

32.2		Section 1350 Certification of the Chief Financial Officer.

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

(12)  Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

+        Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

(c)                                  Reports on Form 8-K

On February 17, 2004 we filed a current report on Form 8-K under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition, reporting that we issued a press release on January 22, 2004 with the financial results for the quarter ended December 31, 2003.  The information in this report on Form 8-K shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	May 10, 2004	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	May 10, 2004	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer