Form 10-Q
period 2004-06-30
COBIZ INC
filed 2004-08-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number   000-24445

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

There were 21,829,033 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 26, 2004.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
	(in thousands)
ASSETS
Cash and due from banks	$36,821	$34,659
Investments:
Investment securities available for sale (cost of $434,639 and $358,315, respectively)	424,743	357,253
Investment securities held to maturity (fair value of $1,410 and $1,614, respectively)	1,400	1,584
Other investments	12,452	10,812
Total investments	438,595	369,649
Loans and leases, net	1,010,351	931,212
Goodwill	35,220	34,095
Intangible assets	3,880	3,601
Premises and equipment, net	7,386	6,973
Accrued interest receivable	4,524	4,120
Deferred income taxes	7,348	3,738
Other	21,005	15,830
TOTAL ASSETS	$1,565,130	$1,403,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$341,393	$304,324
NOW and money market	388,172	348,518
Savings	9,286	8,804
Certificates of deposit	293,200	297,532
Total deposits	1,032,051	959,178
Federal funds purchased	28,700	2,300
Securities sold under agreements to repurchase	251,875	186,410
Advances from Federal Home Loan Bank	68,000	94,548
Accrued interest and other liabilities	5,705	25,207
Junior subordinated debentures	71,203	40,570
Total liabilities	1,457,534	1,308,213

Shareholders’ equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 37,500,000 shares authorized; 21,827,962 and 20,742,324 issued and outstanding, respectively	218	138
Additional paid-in capital	64,813	53,264
Retained earnings	48,688	42,919
Accumulated other comprehensive (loss) net of income tax of $(3,773) and $(405), respectively	(6,123)	(657)
Total shareholders’ equity	107,596	95,664
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,565,130	$1,403,877

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$14,810	$13,191	$28,848	$25,933
Interest and dividends on investment securities:
Taxable securities	3,498	2,637	6,334	5,461
Nontaxable securities	47	69	91	140
Dividends on securities	84	68	164	135
Federal funds sold and other	29	4	52	8
Total interest income	18,468	15,969	35,489	31,677
INTEREST EXPENSE:
Interest on deposits	2,156	2,577	4,267	5,499
Interest on short-term borrowings and FHLB advances	1,099	685	2,069	1,238
Interest on junior subordinated debentures	644	279	1,146	588
Total interest expense	3,899	3,541	7,482	7,325
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	14,569	12,428	28,007	24,352
Provision for loan and lease losses	905	652	1,310	1,070
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	13,664	11,776	26,697	23,282
NONINTEREST INCOME:
Service charges	737	620	1,453	1,231
Trust and advisory fees	916	668	1,795	866
Insurance revenue	2,588	1,990	4,517	2,506
Investment banking revenues	569	849	1,102	1,031
Other income	470	463	1,155	861
Total noninterest income	5,280	4,590	10,022	6,495
NONINTEREST EXPENSE:
Salaries and employee benefits	8,185	7,070	15,755	12,813
Occupancy expenses, premises and equipment	2,209	2,017	4,468	3,756
Amortization of intangibles	124	114	262	160
Other	2,178	2,048	4,237	3,775
Total noninterest expense	12,696	11,249	24,722	20,504
INCOME BEFORE INCOME TAXES	6,248	5,117	11,997	9,273
Provision for income taxes	2,296	1,892	4,490	3,393
NET INCOME	$3,952	$3,225	$7,507	$5,880
UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	(6,214)	1,787	(5,466)	1,413
COMPREHENSIVE (LOSS) INCOME	(2,262)	$5,012	$2,041	$7,293
EARNINGS PER SHARE:
Basic	$0.18	$0.16	$0.35	$0.29
Diluted	$0.18	$0.15	$0.33	$0.28

See notes to consolidated financial statements.

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(unaudited)

	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,507	$5,880
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	809	347
Depreciation and amortization	1,753	1,589
Provision for loan and lease losses	1,310	1,070
Deferred income taxes	(396)	(21)
Gain on sale of premises/equipment and securities	(285)	(56)
Changes in operating assets and liabilities, net of acquisitions:
Accrued interest receivable	(404)	(113)
Other assets	(1,302)	(577)
Accrued interest and other liabilities	(696)	(1,369)
Net cash provided by operating activities	8,296	6,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(712)	(304)
Purchase of investment securities available for sale	(167,228)	(71,061)
Maturities of investment securities held to maturity	182	365
Maturities/sales of investment securities available for sale	90,375	50,254
Net cash paid in acquisition of ACMG	(326)	(1,277)
Net cash paid in FDL earn-out	(9,449)	(2,140)
Purchase of bank owned life insurance	(4,000)	(6,000)
Loan and lease originations and repayments, net	(80,449)	(52,930)
Purchase of premises and equipment	(1,811)	(2,089)
Purchase of intangible asset	(300)	—
Proceeds from sale of premises and equipment	43	772
Net cash used in investing activities	(173,675)	(84,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	77,205	100,793
Net decrease in certificates of deposit	(4,332)	(18,290)
Net increase (decrease) in federal funds purchased	26,400	(4,700)
Net increase in securities sold under agreements to repurchase	65,465	13,750
Advances from the Federal Home Loan Bank	239,000	485,000
Repayments of advances from the Federal Home Loan Bank	(265,548)	(480,070)
Net proceeds from issuance of junior subordinated debentures	30,000	—
Proceeds from exercise of stock options	1,089	416
Dividends paid on common stock	(1,738)	(1,354)
Net cash provided by financing activities	167,541	95,545
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,162	17,885
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,659	33,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,821	$51,137

See notes to consolidated financial statements.

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.); CoBiz Insurance, Inc.; the Bank’s equipment leasing subsidiary, Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; and Financial Designs Ltd. (“FDL,” previously named CoBiz Connect, Inc.), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with seven locations in the Denver metropolitan area, two locations in Boulder and one in Edwards, Colorado, and four in the Phoenix metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC. FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

2.                                      Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method.  Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The

EITF 03-1 guidance for determining other-than-temporary impairment is effective for the company’s quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the company’s fiscal year ending December 31, 2004.  The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

3.                                      Acquisitions

On April 1, 2003, the Company acquired Alexander Capital Management Group, Inc., an SEC-registered investment advisory firm based in Denver. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Alexander Capital Management Group’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of Alexander Capital Management Group was completed through a merger of Alexander Capital Management Group into a wholly owned subsidiary formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC (“ACMG”).

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of Alexander Capital Management Group for each of the twelve months ending on March 31, 2004, 2005 and 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. During the second quarter of 2004, the Company paid $326,000 in cash and issued 36,988 shares valued at $489,000 of CoBiz common stock to the former shareholders of Alexander Capital Management Group for the earn-out payment that was previously accrued during the first quarter of 2004.

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

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.  During the first quarter of 2004, the Company paid $9.5 million in cash and issued 813,948 shares valued at $9.5 million of CoBiz common stock to the former shareholders of FDL for the 2003 earn-out payment that was previously recorded during the fourth quarter of 2003.

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

4.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Income available to common shareholders	$3,952	$3,225	$7,507	$5,880
Income impact of assumed conversions: Convertible CoBiz GMB, Inc. Class B shares	—	—	—	(3)
Income available to common shareholders plus assumed conversions	$3,952	$3,225	$7,507	$5,877
Weighted average shares outstanding - basic earnings per share	21,775,614	20,438,568	21,582,726	20,182,376

Effect of dilutive securities	794,562	672,228	938,273	695,730
Weighted average shares outstanding - diluted earnings per share	22,570,176	21,110,796	22,520,999	20,878,106

As of June 30, 2004 and 2003, 87,560 and 776,385 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net income, as reported	$3,952	$3,225	$7,507	$5,880
Less: stock-based compensation determined under the fair value method	(138)	(127)	(277)	(335)
Pro forma net income	$3,814	$3,098	$7,230	$5,545
Earnings per share:
As reported - basic	$0.18	$0.16	$0.35	$0.29
As reported - diluted	$0.18	$0.15	$0.33	$0.28
Pro forma - basic	$0.18	$0.15	$0.34	$0.27
Pro forma - diluted	$0.17	$0.15	$0.32	$0.27

5.                                      Stock Dividend

On April 13, 2004, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of April 26, 2004, payable May 3, 2004. As a result of the dividend, 7,239,102 additional shares of CoBiz common stock were issued, with fractional shares paid in cash.  Shares of CoBiz common stock began trading on a post-dividend basis on May 4, 2004.  All shares and per share amounts included in this report have been increased after giving retroactive effect to the stock split.

6.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Other comprehensive (loss) income, before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$(10,030)	$2,887	$(8,561)	$2,283

Unrealized gain on derivative securities, net of reclassification to operations of $29	5	—	5	—

Reclassification adjustment for realized gains arising during the period	(16)	—	(276)	—

Tax benefit (expense) related to items of other comprehensive income	3,827	(1,100)	3,366	(870)

Other comprehensive (loss) income, net of tax	$(6,214)	$1,787	$(5,466)	$1,413

7.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of June 30, 2004, is noted below.  The increase during 2004 is related to the ACMG earn-out payment ($815,000), an adjustment to the FDL earn-out payment ($158,000) and goodwill recorded from the acquisition of an employee benefits book of business during the second quarter of 2004 ($152,000).

	Goodwill			Total Assets
	December 31, 2003	Acquisitions and Adjustments	June 30, 2004	June 30, 2004
	(in thousands)

Colorado Business Bank	$11,786	$338	$12,124	$1,203,660
Arizona Business Bank	1,486	57	1,543	329,727
Investment banking services	4,486	—	4,486	5,526
Trust and advisory services	1,895	530	2,425	4,642
Insurance	14,442	200	14,642	20,582
Corporate support and other	—	—	—	993

Total	$34,095	$1,125	$35,220	$1,565,130

As of June 30, 2004, and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	June 30, 2004			December 31, 2003
	(in thousands)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets
subject to amortization:
Customer list	$293	$(195)	$98	$293	$(158)	$135
Lease premium	216	(216)	—	216	(200)	16
Customer contracts and relationships	4,240	(533)	3,707	3,709	(328)	3,381
Employment and non-solicitation agreements	90	(15)	75	80	(11)	69
Total	$4,839	$(959)	$3,880	$4,298	$(697)	$3,601

The Company recorded amortization expense of $124,000 and $262,000 related to intangible assets during the three and six months ended June 30, 2004, compared to $114,000 and $160,000 in the same periods of 2003.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2005	$498
2006	438
2007	437
2008	395
2009	360
Total	$2,128

8.                                      Derivatives

Asset/Liability Management Hedges

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin.

In January 2003, the Company entered into an interest-rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed-interest-rate obligation under the 10% junior subordinated debentures to a variable-interest-rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable rate liabilities.  The swap has the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related 10% junior subordinated debentures.  The interest-rate swap is a derivative financial instrument and has been designated as a fair value hedge of the 10% junior subordinated debentures.  Because the critical terms of the interest rate swap match the terms of the 10% junior subordinated debentures, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

In May 2004, the Company entered into an interest rate swap agreement for the purpose of minimizing the asset-sensitivity of the Company’s financial statements and the impact from interest rate fluctuations.  Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income.

Customer Accommodation Derivatives

The Company offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile.  In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.

Derivatives – Summary Information

	March 31, 2004		December 31, 2003
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
	(in thousands)
ASSET/LIABILITY MANAGEMENT HEDGES
Fair value hedge - interest rate swap	$20,000	$(964)	$20,000	$(669)
Cash flow hedge - interest rate swap	15,000	34	—	—

CUSTOMER ACCOMODATION DERIVATIVES
Interest rate swap	$1,138	$18	$—	$—
Reverse interest rate swap	1,138	(18)	—	—

9.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, investment advisory and trust, insurance, and corporate support and other.  The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with ten Colorado locations, including seven in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail.  ABB’s main office is in Phoenix, Arizona and it has offices in Surprise, Tempe and Scottsdale, Arizona.  The Company has also announced the hiring of three bank presidents who will be opening two additional banks in Arizona and one in Colorado during the latter part of 2004 and early 2005.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity and other strategic financial advisory services.

The investment advisory and trust segment consists of the operations of ACMG and CoBiz Private Asset Management (PAM).  ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions.  PAM is a separate business division within the Bank that offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
	(in thousands)
	For the three months ended June 30, 2004
Income statement
Total interest income	$14,637	$3,768	$1	$4	$—	$58	$18,468
Total interest expense	2,594	681	—	3	—	621	3,899
Net interest income	12,043	3,087	1	1	—	(563)	14,569
Provision for loan and lease losses	490	415	—	—	—	—	905
Net interest income after provision for loan and lease losses	11,553	2,672	1	1	—	(563)	13,664
Noninterest income	938	276	582	916	2,592	(24)	5,280
Noninterest expense and minority interest	3,240	1,792	745	768	2,132	4,019	12,696
Income before income taxes	9,251	1,156	(162)	149	460	(4,606)	6,248
Provision for income taxes	3,426	448	(59)	57	151	(1,727)	2,296
Net income before management fees and overhead allocations	$5,825	$708	$(103)	$92	$309	$(2,879)	$3,952
Management fees and overhead allocations, net of tax	1,648	418	30	22	49	(2,167)	—
Net income	$4,177	$290	$(133)	$70	$260	$(712)	$3,952

	For the six months ended June 30, 2004
Income statement
Total interest income	$28,112	$7,282	$2	$11	$1	$81	$35,489
Total interest expense	4,981	1,381	—	6	—	1,114	7,482
Net interest income	23,131	5,901	2	5	1	(1,033)	28,007
Provision for loan and lease losses	761	549	—	—	—	—	1,310
Net interest income after provision for loan and lease losses	22,370	5,352	2	5	1	(1,033)	26,697
Noninterest income	1,999	603	1,116	1,796	4,524	(16)	10,022
Noninterest expense and minority interest	6,799	3,424	1,428	1,521	3,802	7,748	24,722
Income before income taxes	17,570	2,531	(310)	280	723	(8,797)	11,997
Provision for income taxes	6,536	974	(115)	110	284	(3,299)	4,490
Net income before management fees and overhead allocations	$11,034	$1,557	$(195)	$170	$439	$(5,498)	$7,507
Management fees and overhead allocations, net of tax	3,195	807	57	43	96	(4,198)	—
Net income	$7,839	$750	$(252)	$127	$343	$(1,300)	$7,507

	At June 30, 2004
Balance sheet
Total assets	$1,203,660	$329,727	$5,526	$4,642	$20,582	$993	$1,565,130
Total gross loans and leases	777,181	245,956	—	—	—	725	1,023,862
Total deposits and customer repurchase agreements	963,011	205,747	—	1,412	—	—	1,170,170

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
	(in thousands)
	For the three months ended June 30, 2003
Income statement
Total interest income	$12,553	$3,159	$2	$3	$2	$250	$15,969
Total interest expense	2,051	615	—	3	—	872	3,541
Net interest income	10,502	2,544	2	—	2	(622)	12,428
Provision for loan and lease losses	575	202	—	—	—	(125)	652
Net interest income after provision for loan and lease losses	9,927	2,342	2	—	2	(497)	11,776
Noninterest income	725	212	850	670	2,088	45	4,590
Noninterest expense	2,513	1,286	944	648	1,551	4,307	11,249
Income before income taxes	8,139	1,268	(92)	22	539	(4,759)	5,117
Provision for income taxes	2,972	482	(35)	9	207	(1,743)	1,892
Net income before management fees and overhead allocations	$5,167	$786	$(57)	$13	$332	$(3,016)	$3,225
Management fees and overhead allocations, net of tax	2,062	348	24	28	46	(2,508)	—
Net income	$3,105	$438	$(81)	$(15)	$286	$(508)	$3,225

	For the six months ended June 30, 2003
Income statement
Total interest income	$24,664	$6,175	$4	$7	$4	$823	$31,677
Total interest expense	4,214	1,302	—	3	—	1,806	7,325
Net interest income	20,450	4,873	4	4	4	(983)	24,352
Provision for loan and lease losses	818	377	—	—	—	(125)	1,070
Net interest income after provision for loan and lease losses	19,632	4,496	4	4	4	(858)	23,282
Noninterest income	1,442	350	1,036	868	2,610	189	6,495
Noninterest expense	5,163	2,490	1,774	858	1,952	8,267	20,504
Income before income taxes	15,911	2,356	(734)	14	662	(8,936)	9,273
Provision for income taxes	5,872	895	(278)	6	254	(3,356)	3,393
Net income before management fees and overhead allocations	$10,039	$1,461	$(456)	$8	$408	$(5,580)	$5,880
Management fees and overhead allocations, net of tax	3,868	708	40	54	79	(4,749)	—
Net income	$6,171	$753	$(496)	$(46)	$329	$(831)	$5,880

	At June 30, 2003
Balance sheet
Total assets	$977,377	$229,197	$4,782	$2,716	$7,137	$4,394	1,225,603
Total gross loans and leases	681,010	167,716	—	—	—	2,945	851,671
Total deposits and customer repurchase agreements	872,756	195,318	—	661	—	—	1,068,735

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

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals.  Our operating segments include our commercial banking franchise, Colorado Business Bank and Arizona Business Bank, Investment Banking Services, Investment Advisory and Trust, and Insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense.  We have focused on reducing our dependency on our net interest margin by increasing our noninterest income.  Our fee-based business lines have continued to grow, with the additions of ACMG and FDL during 2003, which added investment management, high-

end life insurance products, and wealth transfer planning to the array of financial services offered to our targeted customer base.

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.  We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with wealth transfer planning and business succession from FDL and financial planning from PAM.  We are able to protect assets with property and casualty insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with mergers and acquisitions (“M&A”) services from GMB and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from PAM, investment management services from ACMG and wealth transfer services from FDL.

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority and expanding our products to meet the needs of small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach.  We believe that recent consolidations of several large institutions within the banking industry provide us with the opportunity to gain market share, as customers look for services from institutions based within their community that provide a broad base of services.  In addition, in the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organically.  During 2004, we also intend to grow through the addition of new de novo banks.  We have hired three new bank presidents who will be opening two banks in Arizona and one in Colorado during the second half of 2004.

During the past few years, decreasing interest rates have negatively impacted most financial institutions, including the Company.  However, with the expanding economy and risk of inflation during 2004, the Federal Reserve increased the discount rate on June 30, 2004, and most bank economists believe the Federal Reserve will continue to increase rates in the short term.    With an asset-sensitive balance sheet, we believe we are well positioned to record strong results for the remainder of 2004 and well into 2005.

Our financial results included the following:

Net income for the three and six months ended June 30, 2004 was $4.0 million and $7.5 million, an increase of 23% and 28% respectively, compared to $3.2 million and $5.9 million for the same periods in 2003.  Diluted earnings per share for the three and six months ended June 30, 2004 were $0.18 and $0.33, an increase of 20% and 18% respectively, compared to $0.15 and $0.28 for the same periods in 2003.

Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2004 increased 17% and 15% respectively, to $14.6 million and $28.1 million, compared to $12.5 million and $24.5 million for the same periods in 2003, based primarily on an increase in earning assets, offset by a decrease in the yield on those assets.  Our net interest margin on a tax-equivalent basis was 4.19% and 4.17% for the three and six months ended June 30, 2004 as compared to 4.53% and 4.51% for the same periods in 2003.

Loan growth during the past year has contributed to the increases in our net interest income and net income.  Loans grew at an annualized rate of 22% in the second quarter of 2004 and 20% during the first half of 2004.  Deposits have also grown during 2004, posting an 8% increase, primarily in the demand and money market accounts.  We reached a new milestone this year, as the balances of loans and deposits both surpassed $1.0 billion for the first time as of June 30, 2004.

In May 2004, we raised $30.1 million through the issuance of junior subordinated debentures to  a newly established affiliate, CoBiz Capital Trust II.  Simultaneously with the issuance, the Company purchased a 3% minority interest in CoBiz Capital Trust II.  We expect to utilize the $30.0 million net proceeds from the offering for general corporate purposes and to provide capital to our core banking franchise.

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

We maintain a loan review program independent of the lending function designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan and lease portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan, and 8 representing a loss that will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

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

Recoverability of Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.   If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, additional analysis is required to determine if goodwill is impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

We conducted our annual evaluation of our reporting units as of December 31, 2003.  As discussed in our Annual Report on Form 10-K for the period ending December 31, 2003, the estimated fair value of all reporting units exceeded their carrying values, and goodwill impairment was not deemed to exist.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2003, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

Total assets increased by $161.3 million to $1.57 billion as of June 30, 2004, from $1.40 billion as of December 31, 2003.  The increase in total assets is primarily due to growth in investments and net loans.  Investments represented 28% of total assets at June 30, 2004 compared to 26% at December 31,

2003. The increase in total assets was largely funded by deposits, security repurchase agreements, federal funds purchased and the issuance of additional junior subordinated debentures.

Total investments increased $68.9 million to $438.6 million as of June 30, 2004, from $369.6 million as of December 31, 2003.  Our investment portfolio is comprised primarily of mortgage-backed securities, with 68% of the portfolio in adjustable-rate mortgages.  Our overall portfolio duration is approximately 1.8 years.

The following table sets forth the balance of loans and leases and deposits as of June 30, 2004, December 31, 2003, and June 30, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Loans and Leases:
Commercial	$358,908	35.5%	$308,174	33.1%	$271,778	32.3%
Real estate – mortgage	481,781	47.7%	454,865	48.8%	386,839	46.0%
Real estate – construction	112,625	11.1%	109,326	11.7%	125,989	15.0%
Consumer	59,403	5.9%	61,049	6.6%	55,427	6.6%
Municipal leases	10,421	1.0%	8,803	0.9%	8,698	1.0%
Small business leases	725	0.1%	1,398	0.2%	2,940	0.4%
Loans and leases	$1,023,863	101.3%	$943,615	101.3%	$851,671	101.3%
Less allowance for loan and lease losses	(13,512)	(1.3)%	(12,403)	(1.3)%	(11,325)	(1.3)%
Net loans and leases	$1,010,351	100.0%	$931,212	100.0%	$840,346	100.0%

Deposits and Customer Repurchase Agreements:
NOW and money market accounts	$388,172	33.1%	$348,518	31.5%	$331,117	31.0%
Savings	9,286	0.8%	8,804	0.8%	8,318	0.8%
Certificates of deposit under $100,000	77,153	6.6%	89,367	8.1%	126,139	11.8%
Certificates of deposit $100,000 and over	216,047	18.5%	208,165	18.9%	186,645	17.5%
Total interest-bearing deposits	$690,658	59.0%	$654,854	59.4%	$652,219	61.1%
Noninterest-bearing demand deposits	341,393	29.2%	304,324	27.6%	287,249	26.9%
Customer repurchase agreements	138,119	11.8%	144,653	13.1%	129,267	12.0%
Total deposits and customer repurchase agreements	$1,170,170	100.0%	$1,103,831	100.0%	$1,068,735	100.0%

Gross loans and leases increased by $80.2 million to $1.0 billion as of June 30, 2004, from $943.6 million as of December 31, 2003.  The increase in loans and leases is primarily due to growth in our commercial and real estate portfolios.  For the six months ending June 30, 2004, loans and leases have grown at an annualized rate of 17%.  During the first half of 2004, we added 13 bankers which we believe will continue to increase our loan and deposit production and origination.

Deposits and customer repurchase agreements increased by $66.3 million to $1.2 billion as of June 30, 2004, from $1.1 billion as of December 31, 2003. The increase in deposits was primarily from growth in non-interest-bearing deposits and money market accounts.  As of June 30, 2004, non-interest bearing deposits represented 29% of total deposits and customer repurchase agreements, compared to 28% at December 31, 2003. Securities sold under agreements to repurchase were $251.9 million at June 30, 2004, and $186.4 million at December 31, 2003.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the total repurchase agreements outstanding at June 30, 2004 and December 31, 2003, 55% and 78%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other assets increased $5.2 million to $21.0 million at June 30, 2004, compared to $15.8 million at December 31, 2003.  This was driven by a $4.2 million increase in bank-owned life insurance (BOLI), consisting of a new $4.0 million policy purchased to offset future benefit costs and increases in the value of existing policies.

Federal funds purchased increased $26.4 million to $28.7 million, compared to $2.3 million at December 31, 2003.  Advances from the Federal Home Loan Bank of Topeka (“FHLB”) decreased $26.6 million to $68.0 million at June 30, 2004, from $94.5 million at December 31, 2003.  Federal funds purchased and advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2004	2003	Amount	%	2004	2003	Amount	%
	(in thousands)
Interest income	$18,468	$15,969	$2,499	16%	$35,489	$31,677	$3,812	12%
Interest expense	3,899	3,541	358	10%	7,482	7,325	157	2%
Net interest income before provision for loan and lease losses	14,569	12,428	2,141	17%	28,007	24,352	3,655	15%
Provision for loan and lease losses	905	652	253	39%	1,310	1,070	240	22%
Net interest income after provision for loan and lease losses	13,664	11,776	1,888	16%	26,697	23,282	3,415	15%
Noninterest income	5,280	4,590	690	15%	10,022	6,495	3,527	54%
Noninterest expense and minority interests	12,696	11,249	1,447	13%	24,722	20,504	4,218	21%
Income before income taxes	6,248	5,117	1,131	22%	11,997	9,273	2,724	29%
Provision for income taxes	2,296	1,892	404	21%	4,490	3,393	1,097	32%
Net income	$3,952	$3,225	$727	23%	$7,507	$5,880	$1,627	28%

Net income was $4.0 million and $7.5 million for the three and six months ending June 30, 2004, compared to $3.2 million and $5.9 million for the same periods in 2003.  Earnings per share on a fully diluted basis for the second quarter were $0.18 for 2004 and $0.15 for 2003.  Earnings per share on a fully diluted basis for the six months ended June 30, 2004 and 2003, were $0.33 and $.28, respectively. Annualized return on average assets for the three and six months ended June 30, 2004 was 1.05% and 1.03%, respectively, versus 1.11% and 1.03% for the three and six months ended June 30, 2003.  Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2004 was 14.14% and 14.16%, versus 14.54% and 13.8% for the three and six months ended June 30, 2003.

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

Interest income on a tax-equivalent basis increased 15% to $18.5 million for the quarter ended June 30, 2004, as compared to June 30, 2003.  For the six months ended June 30, 2004, interest income on a tax equivalent basis increased 12% to $35.6 million, compared to $31.8 million for the same period of 2003.  This increase was driven by a $297.1 million increase in average interest earning assets for the quarter ended June 30, 2004 and a $261.3 million increase for the six months ended June 30, 2004, compared to the same periods in 2003.  The majority of this increase was driven by our average loan portfolio which increased $166.2 million for the quarter ended June 30, 2004 and $155.2 million for the six months ended June 30, 2004.  The increase in interest income due to the higher volume of interest earning assets was slightly offset by lower yields for both the three and six months ended June 30, 2004.  The yields on interest earning assets decreased for the three and six months ended June 30, 2004 by 52 basis points and 58 basis points, respectively.   As of June 30, 2004, approximately $600.0 million of our loan portfolio is tied to Prime and approximately $104.0 million of those loans have interest rate floors.  With the Prime rate change effective on June 30, 2004, $56.3 million of those loans will reprice and move above their floor.  Accordingly, we believe we are well positioned to take advantage of the rising rate environment.

Total interest expense during the second quarter of 2004 increased $358,000 to $3.9 million compared to $3.5 million for the same period a year ago.  Similarly, total interest expense increased $157,000 for the first six months of 2004, to $7.5 million in 2004 from $7.3 million in 2003.  Overall, the increase in interest expense for both the second quarter and the first six months of 2004 was driven by an increase in junior subordinated debentures and street repurchase agreements, partially offset by a decrease in yields on interest-bearing liabilities.  Our average balance of junior subordinated debentures and street repurchase agreements increased to fund our growing loan portfolio and the capital needs of the bank.

Net interest income before provision for loan and lease losses, on a tax-equivalent basis, was $14.6 million for the second quarter of 2004, a $2.1 million, or a 17% increase from the same period a year ago.  For the first six months of 2004, net interest income before provision for loan and lease losses, on a tax equivalent basis, was $28.1 million, a $3.6 million or 15% increase from the same period a year ago.  Yields earned on our interest-earning assets decreased by 52 basis points to 5.22% for the three months ended June 30, 2004 and 58 basis points to 5.28% for the six months ended June 30, 2004, as compared to the same periods a year ago.  Interest paid on interest-bearing liabilities decreased by 25 basis points for the three months ended June 30, 2004 and 34 basis points for the six months ended June 30, 2004, as compared to the same periods a year ago. The net interest margin on a tax equivalent basis was 4.19% for the quarter ended June 30, 2004, down from 4.53% for the quarter ended June 30, 2003.  For the six months ended June 30, 2004, the net interest margin on a tax equivalent basis was 4.17% compared to 4.51% for the same period a year ago. The Bank maintains an asset-sensitive interest rate profile, and was negatively impacted by the 25-basis-point decrease in Prime that occurred at the end of the second quarter of 2003.  The 25-basis-point decrease in Prime did not impact the first half of 2003, but has fully impacted subsequent quarters, including the first half of 2004.  Conversely, the 25 basis point increase in Prime on June 30, 2004, will positively impact our future operating results.

Our net interest income is driven almost exclusively by our core banking franchise.  Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio.  To facilitate this future growth, we have announced the hiring of three additional bank presidents who will operate one de novo bank in Colorado and two in Arizona.  Although we have not yet identified additional bank presidents, we foresee adding two or three additional de novo banks in Arizona in the next 12 to 18 months and one or two additional de novo banks in Colorado in the next 24 months.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,
	2004			2003
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$2,444	$29	4.69%	$1,132	$4	1.40%
Investment securities (2)	411,524	3,647	3.51%	280,049	2,812	3.97%
Loans and leases (2) (3)	1,002,213	14,842	5.86%	835,974	13,222	6.26%
Allowance for loan and lease losses	(12,958)	—	0.00%	(11,003)	—	0.00%
Total interest-earning assets	1,403,223	18,518	5.22%	1,106,152	16,038	5.74%
Noninterest-earning assets:
Cash and due from banks	37,518			28,457
Other	71,463			32,790
Total assets	$1,512,204			$1,167,399
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$369,511	$665	0.72%	$308,969	$637	0.83%
Savings	9,331	7	0.30%	8,777	11	0.50%
Certificates of deposit:
Under $100,000	79,103	442	2.25%	129,155	883	2.74%
$100,000 and over	215,275	1,042	1.95%	171,437	1,046	2.45%
Total interest-bearing deposits	673,220	2,156	1.29%	618,338	2,577	1.67%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	261,196	847	1.28%	136,216	466	1.35%
FHLB advances	75,256	252	1.32%	52,600	219	1.65%
Company obligated mandatorily redeemable preferred securities	55,910	644	4.56%	19,885	279	5.55%
Total interest-bearing liabilities	1,065,582	3,899	1.46%	827,039	3,541	1.71%
Noninterest-bearing demand accounts	323,764			247,259
Total deposits and interest-bearing liabilities	1,389,346			1,074,298
Other noninterest-bearing liabilities	10,447			4,141
Total liabilities and preferred securities	1,399,793			1,078,439
Shareholders’ equity	112,411			88,960
Total liabilities and shareholders’ equity	$1,512,204			$1,167,399
Net interest income		$14,619			$12,497
Net interest spread			3.76%			4.02%
Net interest margin			4.19%			4.53%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.69%			133.75%

	For the six months ended June 30,
	2004			2003
	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
	(in thousands)
ASSETS:
Federal funds sold and other	$1,762	$52	5.93%	$1,167	$8	1.38%
Investment securities (2)	388,342	6,632	3.43%	280,901	$5,812	4.17%
Loans and leases (2) (3)	977,900	28,911	5.95%	822,652	$25,995	6.37%
Allowance for loan and lease losses	(12,737)	—	—	(10,776)	$—	—
Total interest-earning assets	1,355,267	35,595	5.28%	1,093,944	$31,815	5.86%
Noninterest-earning assets:
Cash and due from banks	35,220			29,831
Other	69,410			28,252
Total assets	$1,459,897			$1,152,027
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$360,032	$1,263	0.71%	$301,941	$1,289	0.86%
Savings	9,135	14	0.31%	8,159	$22	0.54%
Certificates of deposit:
Under $100,000	83,129	941	2.28%	133,482	$1,906	2.88%
$100,000 and over	212,941	2,049	1.94%	180,831	$2,282	2.54%
Total interest-bearing deposits	665,237	4,267	1.29%	624,413	5,499	1.78%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	244,278	1,541	1.27%	134,228	811	1.22%
FHLB advances	78,269	528	1.36%	46,282	427	1.86%
Company obligated mandatorily redeemable preferred securities	48,242	1,146	4.78%	19,941	588	5.95%
Total interest-bearing liabilities	1,036,026	7,482	1.45%	824,864	7,325	1.79%
Noninterest-bearing demand accounts	303,673			237,288
Total deposits and interest-bearing liabilities	1,339,699			1,062,152
Other noninterest-bearing liabilities	13,558			3,942
Total liabilities and preferred securities	1,353,257			1,066,094
Shareholders’ equity	106,640			85,933
Total liabilities and shareholders’ equity	$1,459,897			$1,152,027
Net interest income		$28,113			$24,490
Net interest spread			3.83%			4.07%
Net interest margin			4.17%			4.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.81%			132.62%

(1)                                  Average yield or cost for the three and six months ended June 30, 2004 and 2003 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2004	2003	Amount	%	2004	2003	Amount	%
Noninterest income:
Deposit service charges	$737	$620	$117	19%	$1,453	$1,231	$222	18%
Other loan fees	165	201	(36)	(18)%	318	360	(42)	(12)%
Trust and advisory income	916	668	248	37%	1,795	866	929	107%
Insurance revenue	2,588	1,990	598	30%	4,517	2,506	2,011	80%
Investment banking revenue	569	849	(280)	(33)%	1,102	1,031	71	7%
Other income	288	271	17	6%	535	445	89	20%
Gain on sale of other assets and securities	17	(9)	26	(277)%	302	56	247	444%
Total noninterest income	$5,280	$4,590	$690	15%	$10,022	$6,495	$3,527	54%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from trust and investment advisory services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, increases in the cash surrender value of bank-owned life insurance policies, and net gains on sales of investment securities and other assets.  Noninterest income for the second quarter of 2004 was $5.3 million, compared to noninterest income of $4.6 million for the second quarter of 2003, a 15% increase.  For the first six months of 2004, noninterest income was $10.0 million, compared to $6.5 million in 2003, a 54% increase.

The increase in deposit service charges for the second quarter and the first half of 2004 is primarily due to an increase in the number of treasury management customers.  We have continued to focus on introducing new customers to our treasury management products as well as adding additional treasury management products to customers currently using our services, which has added to our deposit service charge income.  The average balance of deposits tied to our treasury management products has increased 23% as of June 30, 2004, compared to the same period in 2003.

The increase in trust and advisory income was primarily attributable to the growth in the market values of ACMG’s assets under management and the addition of new customers.  As of June 30, 2004, ACMG and PAM had a combined $465.4 million in discretionary assets under management and $95.8 million in non-discretionary assets under management.

The increase in insurance revenue for the second quarter of 2004 was driven by an increase in wealth transfer fees.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  The increase in insurance revenue for the first six months of 2004 was due to the addition of FDL at the beginning of the second quarter of 2003.  Accordingly, insurance revenue for 2004 includes six months of FDL’s revenue while the same period of 2003 only includes their revenue from the date of acquisition, April 14, 2003.  The addition of FDL significantly expanded our benefits brokerage services, while adding life insurance and wealth transfer planning to our insurance products. During the first half of 2004, revenue earned from the insurance segment is comprised 52% of wealth transfer, 23% benefits brokerage, 22% property and casualty, and 3% of miscellaneous fees.  During the same period in 2003, insurance revenue was comprised of 34% of wealth transfer, 32% benefits brokerage, 30% property and casualty, and 4% of miscellaneous fees.

Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue for the three months ended June 30, 2004, included one success fee totaling $350,000, while the same period of 2003 included two success fees totaling $669,000.  For the first half of 2004, two success fees were recognized totaling $718,000 and representing 65% of total investment banking revenue.  Similarly, in the first half of 2003, two success fees were recognized totaling $669,000 which also represented 65% of total investment banking revenue.  Although the M&A market was significantly weakened during the past few years, it has strengthened in the past few quarters.  GMB currently has the strongest pipeline of investment banking deals since we acquired them in 2001.  If the deals close when expected, GMB should show significantly improved results for the latter part of 2004.

Other income is comprised of increases in the cash surrender value of life insurance, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The majority of our bank-owned life insurance was purchased in the latter half of 2003, thus contributing to the current year increase in other income.

During the first quarter of 2004, we rebalanced our investment portfolio by selling certain securities and purchasing other securities.  The increase in gains on sales of other assets and securities is primarily due to the $35.4 million sale of available-for-sale mortgage-backed securities for a gain of $276,000.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  We will continue to explore additional areas where we can grow noninterest income, and are actively exploring adding an insurance agency in our Arizona marketplace.  Noninterest income as a percentage of operating revenues was 27% and 26% for the three and six months ended June 30, 2004, compared to 27% and 21% for the same periods in 2003.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
	2004	2003	Amount	%	2004	2003	Amount	%
Noninterest expenses:
Salaries and employee benefits	$8,185	$7,070	1,115	16%	$15,755	$12,813	2,942	23%
Occupancy expenses, premises and equipment	2,209	2,017	192	10%	4,468	3,756	712	19%
Amortization of intangibles	124	114	10	9%	262	160	102	64%
Other operating expenses	2,178	2,048	130	6%	4,237	3,775	462	12%
Total other expense	$12,696	$11,249	$1,447	13%	$24,722	$20,504	$4,218	21%

The increase in salaries and employee benefits in 2004 from 2003 was due primarily to the additional staff from the acquisitions of FDL and ACMG.  In addition, as production personnel at FDL are compensated on a commission base, salary expense increases proportionately with their revenue. The hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2004, has also contributed to the increase.  The Company’s full time equivalent employees were 383 and 337 at June 30, 2004 and 2003, respectively.

Occupancy costs have increased due to the aforementioned acquisitions and the additions of the Scottsdale bank in March of 2003 and the Northeast bank in November of 2003.  An ongoing commitment to providing the highest level of technological service to our customers has also increased our depreciation and maintenance expense.

The increase in amortization of intangibles is primarily a result of the acquisitions of FDL and ACMG.  As part of these acquisitions, intangible assets subject to amortization for customer contracts and relationships, and employment and non-solicitation agreements were recognized.

Other operating expenses for the second quarter of 2004 have increased over the same period in 2003 primarily due to marketing costs. The increase in the first half of 2004 compared to the same period in 2003 was also driven by an increase in marketing costs as well as operational losses.  The increase in marketing is a direct result of our growth initiatives as we attempt to increase our loan and deposit bases and generate additional noninterest income from our fee-based businesses.  The increase in operational losses is related to a bank robbery from which we took a loss equal to our insurance deductible.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions and the opening of new banks.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.9 million and $1.3 million for the three and six months ended June 30, 2004, compared to $0.7 million and $1.0 million for the three and six months ended June 30, 2003.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $977.9 million for the first six months of 2004, up from $822.7 million for the first six months of 2003. As of June 30, 2003, the allowance for loan and lease losses amounted to $13.5 million, or 1.32% of total loans and leases, compared to 1.33% at June 30, 2003.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

	Six months ended June 30, 2004	Year ended December 31, 2003	Six months ended June 30, 2003
	(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$12,403	$10,388	$10,388
Charge-offs:
Commercial	(159)	(323)	(185)
Real estate — mortgage	(133)	(204)	(2)
Consumer	(42)	(60)	(7)
Direct financing leases	(35)	(339)	(63)
Total charge-offs	(369)	(926)	(257)
Recoveries:
Commercial	63	37	8
Real estate — mortgage	7	—	—
Consumer	33	41	25
Direct financing leases	65	103	91
Total recoveries	168	181	124
Net charge-offs	(201)	(745)	(133)
Provisions for loan and lease losses charged to operations	1,310	2,760	1,070
Balance of allowance for loan and lease losses at end of period	$13,512	$12,403	$11,325
Ratio of net charge-offs to average loans and leases (1)	(0.04)%	(0.09)%	(0.03)%
Average loans and leases outstanding during the period	$977,900	$855,085	$822,652

(1)    The ratios for the three months ended June 30, 2004 and 2003 have been annualized. The June 30, 2004, ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  Nonperforming assets were $2.8 million as of June 30, 2004, compared with $1.6 million as of December 31, 2003 and $1.4 million as of June 30, 2003.  The increase in nonperforming assets is primarily related to one real estate loan reported as 90 days or more delinquent and still accruing interest that was in the process of being renewed at the end of the quarter.  There was no risk of loss associated with the loan, and it will be renewed and removed from this category during the third quarter of 2004.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30, 2004	At December 31, 2003	At June 30, 2003
	(in thousands)
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$1,580	$—	$—
Nonaccrual loans and leases	1,167	1,519	1,442
Total nonperforming loans and leases	2,747	1,519	1,442
Repossessed assets	40	60	—
Total nonperforming assets	$2,787	$1,579	$1,442
Allowance for loan and lease losses	$13,512	$12,403	$11,325

Ratio of nonperforming assets to total assets	0.18%	0.11%	0.12%
Ratio of nonperforming loans and leases to total loans and leases	0.27%	0.16%	0.17%
Ratio of allowance for loan and lease losses to total loans and leases	1.32%	1.32%	1.33%
Ratio of allowance for loan and lease losses to to nonperforming loans and leases	491.88%	816.52%	785.37%

Capital Resources

Our primary source of stockholders’ equity is the retention of our net after tax earnings and proceeds from the issuance of common stock.  At June 30, 2004, stockholders’ equity totaled $107.6 million, a 13% increase from December 31, 2003.  The increase in stockholders’ equity is primarily due to: (1) the issuance of 850,936 shares of CoBiz common stock valued at $10.0 million to the former shareholders of FDL and ACMG pursuant to the terms of the merger agreements, (2) net income of $7.5 million from the first half of 2004, and (3) $1.6 million from the issuance of common stock from option exercises.  These transactions were offset by a $5.5 million decrease from unrealized depreciation on available-for-sale securities and $1.7 million in dividends paid on our common stock.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of June 30, 2004, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

Contractual Obligations

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of June 30, 2004:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Short-term obligations (1)	$280,575	$—	$—	$—	$280,575
FHLB advances	68,000	—	—	—	68,000
Long-term obligations (2)	—	—	—	72,167	72,167
Operating lease obligations	3,739	3,639	6,863	7,587	21,828

Total contractual obligations	$352,314	$3,639	$6,863	$79,754	$442,570

(1)          Short-term obligations are comprised of the Company’s obligations under repurchase agreements and federal funds purchased.

(2)          Long-term obligations are comprised of the junior subordinated debentures.

The Company has also committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  As of June 30, 2004 future earn-out payments have been excluded from the above table as the amount of future payments to be made, if any, are unknown.

Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2004 is presented below:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Unfunded loan commitments	$219,798	$119,968	$27,155	$4,359	$371,280
Standby letters of credit	17,127	604	—	—	17,731
Commercial letters of credit	7,512	1,061	—	—	8,573
Unfunded commitments for unconsolidated investments	9,480	—	—	—	9,480
Company guarantees	1,538	—	—	—	1,538

Total commitments	$255,455	$121,633	$27,155	$4,359	$408,602

The Company has also entered into several interest rate swaps under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest rate swaps recorded on the balance sheet at June 30, 2004 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments - which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors - are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $161.8 million as well as credit lines of with four firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2004, we had $227.0 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

Net cash provided by operating activities totaled $8.3 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively.  The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.  The increase in the net cash provided by operating activities is primarily due to the higher net income earned in 2004 as compared to the same period in 2003.

Net cash used in investing activities totaled $173.7 million and $84.3 million for the six months ended June 30, 2004 and 2003, respectively.  The increase of $89.4 million in cash used in investing activities is primarily related to a $56.7 million increase in net investment purchases, a $27.5 million increase in loan originations, and a $6.5 million increase in cash payments to the former shareholders of FDL and ACMG pursuant to the terms of the merger agreements.

Net cash provided by financing activities totaled $167.5 million and $95.5 million for the six months ended June 30, 2004 and 2003, respectively.  The increase in net cash provided by financing activities is primarily attributed to a $51.7 million increase in securities sold to repurchase, a $31.1 million dollar increase in federal funds purchased, and a $30.0 million increase from the issuance of junior subordinated debentures, offset by a $31.5 million decrease in funding needs from the FHLB, and a $9.6 million decrease in deposit inflows.

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

Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method.  Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the company’s quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the company’s fiscal year ending December 31, 2004.  The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Changes in Internal Control.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                                                           Changes in Securities and Use of Proceeds

On January 29, 2004 and April 15, 2004, we issued 813,948 shares of common stock to the former shareholders of FDL and 36,988 shares of common stock to the former shareholders of ACMG, respectively, pursuant to the earn-out provisions of the merger agreements pursuant to which they were acquired in 2003.  See Note 2 of Notes to Consolidated Condensed Financial Statements for additional discussion of the earn-out payments.  In addition, on June 8, 2004, we issued 7,290 shares of common stock in the acquisition of a book of business for our insurance segment.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 20, 2004, the following proposals were adopted by the margins indicated:

1.               To elect ten directors for a one-year term.

	Number of Shares
	For	Withheld
Steven Bangert	19,452,812	52,922
Michael B. Burgamy	19,419,911	85,823
Jerry W. Chapman	19,309,686	196,047
Thomas M. Longust	19,442,828	62,906
Jonathan C. Lorenz	19,454,508	51,225
Evan Makovsky	19,417,569	88,164
Harold F. Mosanko	19,443,719	62,015
Howard R. Ross	19,413,407	92,327
Noel N. Rothman	19,447,808	57,926
Timothy J. Travis	19,484,175	21,558

2.               To ratify the selection of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

Number of Shares
For	19,443,464
Against	54,008
Abstain	8,262

Item 6.                                                           Exhibits and Reports on Form 8-K.

(a)  Financial Statements.

See Index to Consolidated Financial Statements.

(b)  Exhibits and Index of Exhibits.

(1) 2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)(3)3.1	Amended and Restated Articles of Incorporation of the Registrant.

(2) 3.2	Amendment to Articles of Incorporation.

(10) 3.3	Amendment to Articles of Incorporation.

(2) 3.4	Amended and Restated Bylaws of the Registrant.

(9) 3.5	Amendment to Bylaws.

(4) 4.1	Form of Indenture.

(4) 4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1).

(4) 4.3	Certificate of Trust.

(4) 4.4	Form of Trust Agreement.

(4) 4.5	Form of Amended and Restated Trust Agreement.

(4) 4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

(4) 4.7	Form of Capital Securities Guarantee Agreement.

(4) 4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5).

(2) 10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2) 10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2) 10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2) 10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2) 10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2) 10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2) 10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2) 10.8	Employment Agreement, dated at May 8, 1995, by and between Equitable Bankshares of Colorado, Inc. and Virginia K. Berkeley.

(2) 10.9	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5) 10.10	Lease Agreement between Kesef, LLC and CoBiz Inc.

(7) 10.11	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(8) 10.12	2000 Employee Stock Purchase Plan.

(9) 10.13	2002 Equity Incentive Plan.

(11) 10.14	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(11) 10.15	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Kevin W. Ahern.

(12) 10.16	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(12) 10.17	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated June 30, 2003.

(12) 10.18	Employment Agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

(12) 14	Code of Conduct and Ethics.

(12) 21	List of subsidiaries.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

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

(10)  Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed on May 14, 2003.

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

(c)                                  Reports on Form 8-K

On April 23, 2004, we filed a current report on Form 8-K under Item 12. Results of Operations and Financial Condition, reporting that we issued a press release on April 22, 2004 with the financial results for the quarter ended March 31, 2004.  The information in this report on Form 8-K shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

On April 28, 2004, we filed a current report on Form 8-K under Item 9. Regulation FD Disclosure, reporting that on April 26, 2004 executives of the Company presented information to potential investors.  The information in this report on Form 8-K shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

On May 24, 2004, we filed a current report on Form 8-K under Item 5. Other Events, announcing the raising of $30 million in a junior subordinated debt offering.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	August 9, 2004	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 9, 2004	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and Chief Financial Officer