Form 10-Q
period 2004-09-30
COBIZ INC
filed 2004-11-08
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004.

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

Yes     ☒     No     ☐

There were 21,872,304 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 1, 2004.

CoBiz Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc

Consolidated Statements of Condition

September 30, 2004 and December 31, 2003

(unaudited)

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Assets
Cash and due from banks	$37,582	$34,659
Investments:
Investment securities available for sale (cost of $441,334 and $358,315, respectively)	440,435	357,253
Investment securities held to maturity (fair value of $1,308 and $1,614, respectively)	1,306	1,584
Other investments	13,175	10,812
Total investments	454,916	369,649
Loans and leases, net	1,079,714	931,212
Goodwill	35,828	34,095
Intangible assets	3,747	3,601
Premises and equipment, net	7,146	6,973
Accrued interest receivable	5,406	4,120
Deferred income taxes	4,479	3,738
Other	21,556	15,830
TOTAL ASSETS	$1,650,374	$1,403,877

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	361,991	304,324
NOW and Money Market	427,021	348,518
Savings	9,926	8,804
Certificates of Deposits	312,909	297,532
Total Deposits	1,111,847	959,178
Federal funds purchased	41,500	2,300
Securities sold under agreements to repurchase	258,900	186,410
Advances from Federal Home Loan Bank	40,000	94,548
Accrued interest and other liabilities	9,096	25,207
Junior subordinated debentures	71,644	40,570
TOTAL LIABILITIES	$1,532,987	$1,308,213

Shareholders’ Equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding Common, $.01 par value; 37,500,000 shares authorized; 21,857,700 and 20,742,324 issued and outstanding, respectively	219	138
Additional paid-in capital	64,923	53,264
Retained earnings	52,511	42,919
Accumulated other comprehensive (loss) net of income tax of $(165) and $(405), respectively	(266)	(657)
Total shareholders’ equity	$117,387	$95,664
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,650,374	$1,403,877

See notes to consolidated financial statements

CoBiz Inc

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$16,173	$13,309	$45,020	$39,241
Interest and dividends on investment securities:
Taxable securities	3,638	2,903	9,972	8,365
Nontaxable securities	50	63	141	203
Dividends on securities	92	70	257	205
Federal funds sold and other	40	3	91	11
Total interest income	19,993	16,348	55,481	48,025
INTEREST EXPENSE:
Interest on deposits	2,434	2,427	6,702	7,926
Interest on short-term borrowings and FHLB advances	1,257	651	3,326	1,889
Interest on junior subordinated debentures	881	304	2,027	892
Total interest expense	4,572	3,382	12,055	10,707
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	15,421	12,966	43,426	37,318
Provision for loan and lease losses	1,130	570	2,440	1,640
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	14,291	12,396	40,986	35,678
NONINTEREST INCOME:
Service charges	688	657	2,141	1,888
Trust and advisory fees	921	720	2,716	1,586
Insurance revenue	1,936	1,941	6,453	4,447
Investment banking revenues	2,800	108	3,902	1,139
Other income	770	451	1,925	1,312
Total noninterest income	7,115	3,877	17,137	10,372
NONINTEREST EXPENSE:
Salaries and employee benefits	9,055	6,990	24,810	19,803
Occupancy expenses, premises and equipment	2,325	2,090	6,828	5,846
Amortization of intangibles	133	142	395	303
Other	2,430	1,842	6,630	5,616
Total noninterest expense	13,943	11,064	38,663	31,568
INCOME BEFORE INCOME TAXES	7,463	5,209	19,460	14,482
Provision for income taxes	2,657	1,909	7,147	5,302
NET INCOME	$4,806	$3,300	$12,313	$9,180

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	5,857	(4,672)	391	(3,259)
COMPREHENSIVE INCOME (LOSS)	$10,663	$(1,372)	$12,704	$5,921

EARNINGS PER SHARE:
Basic	$0.22	$0.16	$0.57	$0.45
Diluted	$0.21	$0.15	$0.55	$0.43

See notes to consolidated financial statements

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(unaudited)

	2004	2003
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,313	$9,180
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,269	699
Depreciation and amortization	2,611	2,365
Provision for loan and lease losses	2,440	1,640
Gain on sale of premises and equipment/securities	(387)	(83)
Changes in operating assets and liabilities, net of acquisitions:
Accrued interest receivable	(1,286)	(130)
Other assets	(2,563)	(1,545)
Accrued interest and other liabilities	2,669	(217)
Net cash provided by operating activities	17,066	11,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,435)	(495)
Purchase of investment securities available for sale	(213,503)	(165,744)
Maturities of investment securities held to maturity	276	533
Maturities of investment securities available for sale	129,577	82,965
Net cash paid in acquisition of ACMG	(326)	(1,271)
Net cash paid in acquisition of FDL	(9,449)	(2,011)
Purchase of bank owned life insurance	(4,000)	(10,000)
Loan and lease originations and repayments, net	(150,942)	(89,807)
Purchase of intangible asset	(441)	(162)
Purchase of premises and equipment	(2,300)	(3,836)
Proceeds from sale of premises and equipment	110	1,401
Net cash used in investing activities	(252,433)	(188,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	137,292	107,540
Net increase (decrease) in certificates of deposit	15,377	(11,097)
Net increase (decrease) in federal funds purchased	39,200	(1,800)
Net increase in securities sold under agreements to repurchase	72,490	14,279
Advances from the Federal Home Loan Bank	379,000	611,000
Repayments of advances from the Federal Home Loan Bank	(433,548)	(559,570)
Net proceeds from issuance of junior subordinated debentures	30,000	20,000
Debt issuance costs	—	(200)
Proceeds from exercise of stock options	1,199	575
Dividends paid on common stock	(2,720)	(2,179)
Net cash provided by financing activities	238,290	178,548
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,923	2,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,659	33,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,582	$35,282

See notes to consolidated financial statements

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

The Bank is a commercial banking institution with seven locations in the Denver, Colorado metropolitan area, two in Boulder and one in Edwards, Colorado, and four in the Phoenix, Arizona metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC. FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

Stock Based Compensation

If the fair-value-based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net income, as reported	$4,806	$3,300	$12,313	$9,177
Less: stock-based compensation determined under the fair value method	(138)	(79)	(415)	(318)
Pro forma net income	$4,668	$3,221	$11,898	$8,859
Earnings per share:
As reported - basic	$0.22	$0.16	$0.57	$0.45
As reported - diluted	$0.21	$0.15	$0.55	$0.43
Pro forma - basic	$0.21	$0.16	$0.55	$0.44
Pro forma - diluted	$0.21	$0.15	$0.53	$0.42

2.                                      Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method.  Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. On September 30, 2004, the FASB Board issued Staff Position FSP No. EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1.  During the delay, the guidance in paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is the standard for determining other-than-temporary impairments.  The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. The Company is currently evaluating the impact of applying this guidance.

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

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of Alexander Capital Management Group for each of the twelve months ending on March 31, 2004, 2005 and 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. During the second quarter of 2004, the Company paid $326,000 in cash and issued 36,988 shares valued at $489,000 of CoBiz common stock to the former shareholders of Alexander Capital Management Group for the earn-out payment that was previously accrued through the first quarter of 2004.  As of September 30, 2004, the Company has accrued $608,000 for the 2005 earn-out period ending on March 31, 2005.

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

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006.  The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock.  During the first quarter of 2004, the Company paid $9.5 million in cash and issued 813,948 shares valued at $9.5 million of CoBiz common stock to the former shareholders of FDL for the 2003 earn-out payment that was previously recorded through the fourth quarter of 2003.

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

4.                                      Earnings per Common Share

Income available to common shareholders and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Income available to common shareholders	$4,806	$3,300	$12,313	$9,180
Income impact of assumed conversions:
Convertible CoBiz GMB, Inc. Class B shares	—	—	—	(3)
Income available to common shareholders plus assumed conversions	$4,806	$3,300	$12,313	$9,177
Weighted average shares outstanding - basic earnings per share	21,843,028	20,596,067	21,670,171	20,321,789

Effect of dilutive securities	864,522	694,452	913,510	695,300

Weighted average shares outstanding - diluted earnings per share	22,707,550	21,290,519	22,583,681	21,017,089

As of September 30, 2004 and 2003, 783 and 421,997 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Stock Dividend

On April 13, 2004, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of April 26, 2004, payable May 3, 2004. As a result of the dividend, 7,239,102 additional shares of CoBiz common stock were issued, with fractional shares paid in cash.  Shares of CoBiz common stock began trading on a post-dividend basis on May 4, 2004.  All shares and per share amounts included in this report have been adjusted to give retroactive effect to the stock split.

6.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)

Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$9,084	$(7,548)	$525	$(5,265)

Unrealized gain on derivative securities, net of reclassification to operations of $219 and $249	463	—	468	—

Reclassification adjustment for realized gains arising during the period	(84)	—	(360)	—

Tax (expense) benefit related to items of other comprehensive income	(3,606)	2,876	(242)	2,006

Other comprehensive income (loss), net of tax	$5,857	$(4,672)	$391	$(3,259)

7.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of September 30, 2004, is noted below.  The increase in goodwill is related to the 2004 ACMG earn-out payment ($815,000), the accrued 2005 ACMG earn-out payment ($608,000), an adjustment to the FDL earn-out payment ($158,000) and goodwill recorded from FDL’s acquisition of an employee benefits book of business during the second quarter of 2004 ($152,000).

	Goodwill			Total Assets
	December 31,	Acquisitions and	September 30,	September 30,
	2003	adjustments	2004	2004
	(dollars in thousands)

Colorado Business Bank	$11,786	$520	$12,306	$1,256,151
Arizona Business Bank	1,486	87	1,573	360,560
Investment banking services	4,486	—	4,486	7,504
Investment advisory and Trust	1,895	926	2,821	3,865
Insurance	14,442	200	14,642	20,488
Corporate support and other	—	—	—	1,806
Total	$34,095	$1,733	$35,828	$1,650,374

As of September 30, 2004, and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	September 30, 2004			December 31, 2003
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
	(dollars in thousands)
Intangible assets subject to amortization:
Customer list	$293	$(213)	$80	$293	$(158)	$135
Lease premium	216	(216)	—	216	(200)	16
Customer contracts and relationships	4,240	(644)	3,596	3,709	(328)	3,381
Employment and non-solicitation agreements	90	(19)	71	80	(11)	69
Total	$4,839	$(1,092)	$3,747	$4,298	$(697)	$3,601

The Company recorded amortization expense of $133,000 and $395,000 related to intangible assets during the three and nine months ended September 30, 2004, compared to $142,000 and $303,000 in the same periods of 2003.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

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

In January 2003, the Company entered into an interest-rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed-interest-rate obligation under the 10% junior subordinated debentures to a variable-interest-rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable rate assets with variable-rate liabilities.  The swap has the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related 10% junior subordinated debentures.  The interest-rate swap is a derivative financial instrument and has been designated as a fair value hedge of the 10% junior subordinated debentures.  Because the critical terms of the interest rate swap match the terms of the 10% junior subordinated debentures, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

The Company has entered into several interest rate swap agreements for the purpose of minimizing the asset-sensitivity of the Company’s financial statements and the impact from interest rate fluctuations.  Under these interest rate swap agreements, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreements are measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swaps that are deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statement of income as part of noninterest income.

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

Derivatives – Summary Information

	September 30, 2004		December 31, 2003
	Notional	Estimated fair value	Notional	Estimated fair value
	(dollars in thousands)
ASSET/LIABILITY MANAGEMENT HEDGES
Fair value hedge - interest rate swap	$20,000	$(523)	$20,000	$(669)
Cash flow hedge - interest rate swap	60,000	556	—	—

CUSTOMER ACCOMODATION DERIVATIVES
Interest rate swap	$1,138	$7	$—	$—
Reverse interest rate swap	1,138	(7)	—	—

9.                                      Segments

Our principal areas of activity consist of commercial banking, investment banking, investment advisory and trust, insurance, and corporate support and other.  The Company distinguishes its commercial banking segments based on geographic markets served. Currently, our reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with ten Colorado locations, including seven in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail.  ABB is a full-service business bank with offices in Phoenix, Surprise, Tempe and Scottsdale, Arizona.  The Company has also announced the hiring of four bank presidents who will be opening three additional banks in Arizona and one in Colorado during the latter part of 2004 and early 2005.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The results of operations and selected financial information by operating segment are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
	(dollars in thousands)
	For the three months ended September 30, 2004
Income Statement
Total interest income	$15,676	$4,280	$3	$3	$1	$30	$19,993
Total interest expense	2,974	753	—	2	—	843	4,572
Net interest income	12,702	3,527	3	1	1	(813)	15,421
Provision for loan and lease losses	730	400	—	—	—	—	1,130
Net interest income after provision for loan and lease losses	11,972	3,127	3	1	1	(813)	14,291
Noninterest income	1,123	340	2,805	922	1,936	(11)	7,115
Noninterest expense	3,636	2,001	1,387	775	1,977	4,167	13,943
Income before income taxes	9,459	1,466	1,421	148	(40)	(4,991)	7,463
Provision for income taxes	3,459	524	540	59	(10)	(1,915)	2,657
Net income before management fees and overhead allocations	$6,000	$942	$881	$89	$(30)	$(3,076)	$4,806
Management fees and overhead allocations, net of tax	1,599	413	33	25	54	(2,124)	—
Net income	$4,401	$529	$848	$64	$(84)	$(952)	$4,806

	For the nine months ended September 30, 2004
Income Statement
Total interest income	$43,787	$11,562	$5	$14	$2	$111	$55,481
Total interest expense	7,956	2,134	—	8	—	1,957	12,055
Net interest income	35,831	9,428	5	6	2	(1,846)	43,426
Provision for loan and lease losses	1,491	949	—	—	—	—	2,440
Net interest income after provision for loan and lease losses	34,340	8,479	5	6	2	(1,846)	40,986
Noninterest income	3,122	943	3,921	2,718	6,460	(27)	17,137
Noninterest expense	10,433	5,425	2,815	2,296	5,779	11,915	38,663
Income before income taxes	27,029	3,997	1,111	428	683	(13,788)	19,460
Provision for income taxes	9,995	1,498	425	169	274	(5,214)	7,147
Net income before management fees and overhead allocations	$17,034	$2,499	$686	$259	$409	$(8,574)	$12,313
Management fees and overhead allocations, net of tax	4,794	1,220	90	68	150	(6,322)	—
Net income	$12,240	$1,279	$596	$191	$259	$(2,252)	$12,313

	At September 30, 2004
Balance Sheet
Total assets	$1,256,151	$360,560	$7,504	$3,865	$20,488	$1,806	$1,650,374
Total gross loans and leases	820,061	273,515	—	—	—	478	1,094,054
Total deposits & customer repurchase agreements	1,036,073	221,121	—	607	—	—	1,257,801

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
	(dollars in thousands)
	For the three months ended September 30, 2003
Income Statement
Total interest income	$12,824	$3,223	$1	$5	$1	$294	$16,348
Total interest expense	1,943	586	—	5	—	848	3,382
Net interest income	10,881	2,637	1	—	1	(554)	12,966
Provision for loan and lease losses	335	235	—	—	—	—	570
Net interest income after provision for loan and lease losses	10,546	2,402	1	—	1	(554)	12,396
Noninterest income	782	193	109	729	1,994	70	3,877
Noninterest expense and minority interest	2,445	1,226	734	693	1,742	4,224	11,064
Income before income taxes	8,883	1,369	(624)	36	253	(4,708)	5,209
Provision for income taxes	3,313	510	(237)	14	99	(1,790)	1,909
Net income before management fees and overhead allocations	$5,570	$859	$(387)	$22	$154	$(2,918)	$3,300
Management fees and overhead allocations, net of tax	1,982	395	23	31	45	(2,476)	—
Net income	$3,588	$464	$(410)	$(9)	$109	$(442)	$3,300

	For the nine months ended September 30, 2003
Income Statement
Total interest income	$37,488	$9,398	$5	$12	$5	$1,117	$48,025
Total interest expense	6,157	1,888	—	8	—	2,654	10,707
Net interest income	31,331	7,510	5	4	5	(1,537)	37,318
Provision for loan and lease losses	1,153	612	—	—	—	(125)	1,640
Net interest income after provision for loan and lease losses	30,178	6,898	5	4	5	(1,412)	35,678
Noninterest income	2,224	543	1,145	1,597	4,604	259	10,372
Noninterest expense and minority interest	7,608	3,716	2,508	1,551	3,694	12,491	31,568
Income before income taxes	24,794	3,725	(1,358)	50	915	(13,644)	14,482
Provision for income taxes	9,185	1,405	(515)	20	353	(5,146)	5,302
Net income before management fees and overhead allocations	$15,609	$2,320	$(843)	$30	$562	$(8,498)	$9,180
Management fees and overhead allocations, net of tax	5,969	1,124	63	85	124	(7,365)	—
Net income	$9,640	$1,196	$(906)	$(55)	$438	$(1,133)	$9,180

	At September 30, 2003
Balance Sheet
Total assets	$1,037,476	$253,858	$5,758	$3,204	$7,649	$1,570	$1,309,515
Total gross loans and leases	698,767	187,259	—	—	—	2,229	888,255
Total deposits & customer repurchase agreements	898,859	183,488	—	857	—	—	1,083,204

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q.  Certain terms used in this discussion are defined in the notes to these financial statements.  For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003. For a discussion of the segments included in our principal activities, see Note 9 to these financial statements.

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals.  Our operating segments include our commercial banking franchise, Colorado Business Bank and Arizona Business Bank; Investment Banking Services; Investment Advisory and Trust; and Insurance.

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

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.  We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with wealth transfer planning and business succession from FDL.  We are able to protect assets with property and casualty insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with mergers and acquisitions (“M&A”) services from GMB and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from PAM, investment management services from ACMG and wealth transfer services from FDL.

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority and expanding our products to meet the needs of small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach.  We believe that consolidations of large institutions within the banking industry provide us with the opportunity to gain market share, as customers look for services from institutions based within their community that provide a broad base of services.  In addition, in the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organically.  During 2004 and 2005, we also intend to grow through the addition of new de novo banks.  We have hired four new bank presidents who will be opening three banks in Arizona and one in Colorado during 2004 and 2005.

During the past few years, decreasing interest rates have negatively impacted most financial institutions, including the Company.  However, with the expanding economy and risk of inflation during 2004, the Federal Reserve increased the discount rate three times during the quarter.   With an asset-sensitive balance sheet, we believe we are well positioned to benefit from a rising rate environment.

Our financial results included the following:

Net income for the three and nine months ended September 30, 2004 was $4.8 million and $12.3 million, an increase of 46% and 34% respectively, compared to $3.3 million and $9.2 million for the same periods in 2003.  Diluted earnings per share for the three and nine months ended September 30, 2004 were $0.21 and $0.55, an increase of 40% and 28% respectively, compared to $0.15 and $0.43 for the same periods in 2003.

Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2004 increased 19% and 17% respectively, to $15.5 million and $43.7 million, compared to $13.0 million and $37.5 million for the same periods in 2003, primarily due to an increase in earning assets, offset by a decrease in the yield on those assets.  Our net interest margin on a tax-equivalent basis was 4.14% and 4.16% for the three and nine months ended September 30, 2004, as compared to 4.34% and 4.45% for the same periods in 2003.

Loan growth during the past year has contributed to the increases in our net interest income and net income.  Loans grew at an annualized rate of 27% in the third quarter of 2004 and 21% during the first three quarters of 2004.  Deposits have also grown during 2004, posting a 21% annualized increase, primarily in demand and money market accounts.  We reached a new milestone this year, as the balances of loans and deposits both surpassed $1.0 billion during 2004.

In May 2004, we raised $30.1 million through the issuance of junior subordinated debentures to a newly established affiliate, CoBiz Capital Trust II.  Simultaneously with the issuance, the Company purchased a 3% minority interest in CoBiz Capital Trust II.  The $30.0 million net proceeds from the offering were utilized for general corporate purposes and to provide capital to our core banking franchise.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate.  Different estimates we could reasonably have used, or changes in the assumptions that are reasonably likely to occur, would have a material effect on our reported financial condition or results of operations.

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

We maintain a loan review program independent of the lending function designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, monitoring insider transactions, and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan and lease portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan, and 8 representing a loss that will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

In determining the appropriate level of the allowance for loan and lease losses, we model an analysis of the various components of the loan and lease portfolio, including all significant credits on an individual basis. When analyzing the adequacy of the allowance, we segment the loan and lease portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry, or collateral.  Possible factors that may impact the allowance for loan and lease losses include, but are not limited to:

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

Financial Condition

Total assets increased by $246.5 million to $1.65 billion as of September 30, 2004, from $1.40 billion as of December 31, 2003.  The increase in total assets is primarily due to growth in investments and net loans.  Investments represented 28% of total assets at September 30, 2004, compared to 26% at December 31, 2003. The increase in total assets was largely funded by deposits, security repurchase agreements, federal funds purchased and the issuance of additional junior subordinated debentures.

Total investments increased $85.3 million to $454.9 million as of September 30, 2004, from $369.6 million as of December 31, 2003.  Our investment portfolio is comprised primarily of mortgage-backed securities, with 88% of the portfolio in adjustable-rate mortgages.

The following table sets forth the balance of loans and leases and deposits as of September 30, 2004, December 31, 2003, and September 30, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003		September 30, 2003
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
LOANS AND LEASES
Commercial	$386,444	35.8%	$308,174	33.1%	$299,796	34.2%
Real Estate - mortgage	516,528	47.8%	454,865	48.8%	408,579	46.5%
Real Estate - construction	115,254	10.7%	109,326	11.7%	111,055	12.7%
Consumer	63,450	5.9%	61,049	6.6%	57,057	6.5%
Municipal Leases	11,900	1.1%	8,803	0.9%	9,539	1.1%
Small business leases	478	0.0%	1,398	0.2%	2,229	0.3%
Loans and leases	1,094,054	101.3%	943,615	101.3%	888,255	101.3%
Less allowance for loan and lease losses	(14,340)	(1.3)%	(12,403)	(1.3)%	(11,601)	(1.3)%
Net loan and leases	$1,079,714	100.0%	$931,212	100.0%	$876,654	100.0%

	September 30, 2004		December 31, 2003		September 30, 2003
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$427,021	33.9%	$348,518	31.6%	$330,753	30.5%
Savings	9,926	0.8%	8,804	0.8%	8,876	0.8%
Certificates of deposits under $100,000	68,839	5.5%	89,367	8.1%	116,667	10.8%
Certificates of deposits $100,000 and over	244,070	19.4%	208,165	18.9%	203,310	18.8%
Total interest-earning deposits	749,856	59.6%	654,854	59.3%	659,606	60.9%
Noninterest-bearing demand deposits	361,991	28.8%	304,324	27.6%	293,802	27.1%
Customer repurchase agreements	145,954	11.6%	144,653	13.1%	129,796	12.0%
Total deposits and customer repurchase agreements	$1,257,801	100.0%	$1,103,831	100.0%	$1,083,204	100.0%

Gross loans and leases increased by $150.4 million to $1.1 billion as of September 30, 2004, from $943.6 million as of December 31, 2003.  The increase in loans and leases is primarily due to growth in our commercial and real estate portfolios.  For the nine months ending September 30, 2004, loans and leases have grown at an annualized rate of 21%.  During 2004, we recruited 18 new bankers, which we believe will continue to increase our loan and deposit production and origination.

Deposits and customer repurchase agreements increased by $154.0 million to $1.3 billion as of September 30, 2004, from $1.1 billion as of December 31, 2003. The increase in deposits was primarily from growth in non-interest-bearing deposits and money market accounts.  As of September 30, 2004, non-interest bearing deposits represented 29% of total deposits and customer repurchase agreements, compared to 28% at December 31, 2003. Securities sold under agreements to repurchase were $258.9 million at September 30, 2004, and $186.4 million at December 31, 2003.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Customer repurchase agreements are provided as a treasury management product to our customers, whereby deposit balances above a pre-set limit are swept into an overnight repurchase agreement.  This provides our customers a way to earn a higher interest rate on their deposits and an incentive to maintain higher balance accounts with the Company.  The Company earns a spread between the interest received on the investment subject to the repurchase agreement and the interest paid to the customer.  Street repurchase agreements are transacted with other financial institutions and are considered a wholesale funding source.  Of the total repurchase agreements outstanding at September

30, 2004 and December 31, 2003, 56% and 78%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other assets increased $5.7 million to $21.6 million at September 30, 2004, from $15.8 million at December 31, 2003.  This was driven by a $4.9 million increase in bank-owned life insurance (BOLI), consisting of a new $4.0 million policy purchased to offset future benefit costs and increases in the value of existing policies.

Federal funds purchased increased $39.2 million to $41.5 million, from $2.3 million at December 31, 2003.  Advances from the Federal Home Loan Bank of Topeka (“FHLB”) decreased $54.5 million to $40.0 million at September 30, 2004, from $94.5 million at December 31, 2003.  Federal funds purchased and advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30, ,				Nine Months ended September 30
			Increase/(decrease)				Increase/(decrease)
	2003	2004	Amount	%	2003	2004	Amount	%
	(in thousands)

Interest Income	$19,993	$16,348	$3,645	22.3%	$55,481	$48,025	$7,456	15.5%
Interest Expense	4,572	3,382	1,190	35.2%	12,055	10,707	1,348	12.6%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES
	15,421	12,966	2,455	18.9%	43,426	37,318	6,108	16.4%
Provision for loan and lease losses	1,130	570	560	98.2%	2,440	1,640	800	48.8%
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES
	14,291	12,396	1,895	15.3%	40,986	35,678	5,308	14.9%
Noninterest Income	7,115	3,877	3,238	83.5%	17,137	10,372	6,765	65.2%
Noninterest Expense and Minority Interests	13,943	11,064	2,879	26.0%	38,663	31,568	7,095	22.5%

INCOME BEFORE INCOME TAXES	7,463	5,209	2,254	43.3%	19,460	14,482	4,978	34.4%
Provision for income taxes	2,657	1,909	748	39.2%	7,147	5,302	1,845	34.8%
NET INCOME	$4,806	$3,300	$1,506	45.6%	$12,313	$9,180	$3,133	34.1%

Net income was $4.8 million and $12.3 million for the three and nine months ending September 30, 2004, compared to $3.3 million and $9.2 million for the same periods in 2003.  Earnings per share on a fully diluted basis for the third quarter were $0.21 for 2004 and $0.15 for 2003.  Earnings per share on a fully diluted basis for the nine months ended September 30, 2004 and 2003, were $0.55 and $0.43, respectively. Annualized return on average assets for the three and nine months ended September 30, 2004 was 1.19% and 1.09%, respectively, versus 1.03% for the three and nine months ended September 30, 2003.  Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2004 was 17.00% and 15.15%, versus 14.01% and 13.87% for the three and nine months ended September 30, 2003.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We currently maintain an asset-sensitive balance sheet and our net interest margin will be positively impacted if interest rates increase.  Conversely, a decrease in interest rates would negatively impact our net interest margin. We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.  As part of our interest rate management, we have entered into four interest rate swap agreements with a notional value of $60 million to reduce the asset sensitivity of our balance sheet.  One reason for our asset sensitivity is a segment of our loan portfolio which has a floating rate indexed to Prime.  Under the interest rate swaps, we receive a fixed rate with a weighted average of 6.3% at September 30, 2004 and pay a floating rate based on Prime, effectively converting $60 million of our Prime based loan portfolio to a fixed rate.

Interest income on a tax-equivalent basis increased 22% to $20.1 million for the quarter ended September 30, 2004, as compared to September 30, 2003.  For the nine months ended September 30, 2004, interest income on a tax equivalent basis increased 16% to $55.7 million, compared to $48.2 million for the same period of 2003.  This increase was driven by a $301.8 million increase in average interest earning assets for the quarter ended September 30, 2004, and a $274.9 million increase for the nine months ended September 30, 2004, compared to the same periods in 2003.  The majority of this increase was driven by our average loan portfolio which increased $194.6 million for the quarter ended September 30, 2004 and $168.4 million for the nine months ended September 30, 2004.  The increase in interest income resulting from a higher volume of interest earning assets was offset by lower yields for both the three and nine months ended September 30, 2004.  The yields on interest earning assets decreased for the three and nine months ended September 30, 2004, by 13 basis points and 41 basis points, respectively.   As of September 30, 2004, approximately $811.5 million of our loan portfolio have floating rates with approximately $595.2 million tied to Prime.  With the three prime rate increases since June 30, 2004, and our asset sensitive balance sheet, we believe we are well positioned to take advantage of the rising rate environment.

Total interest expense during the third quarter of 2004 increased $1.2 million to $4.6 million compared to $3.4 million for the same period a year ago.  Similarly, total interest expense increased $1.3 million for the first nine months of 2004, to $12.1 million in 2004 from $10.7 million in 2003.  Overall, the increase in interest expense for both the third quarter and the first nine months of 2004 was driven by an increase in junior subordinated debentures and street repurchase agreements, partially offset by a decrease in yields on interest-bearing liabilities.  Our average balance of junior subordinated debentures and street repurchase agreements increased to fund our growing loan portfolio and the capital needs of the bank.

Net interest income before provision for loan and lease losses, on a tax-equivalent basis, was $15.5 million for the third quarter of 2004, a $2.5 million or 19% increase from the same period a year ago.  For the first nine months of 2004, net interest income before provision for loan and lease losses on a tax equivalent basis, was $43.7 million, a $6.2 million or 16% increase from the same period a year ago.  Yields earned on our interest-earning assets decreased by 13 basis points to 5.27% for the three months ended September 30, 2004 and 41 basis points to 5.31% for the nine months ended September 30, 2004, as compared to the same periods a year ago.  Interest paid on interest-bearing liabilities increased by 9 basis points for the three months ended September 30, 2004 and decreased 18 basis points for the nine months ended September 30, 2004, as compared to the same periods a year ago. The net interest margin on a tax equivalent basis was 4.14% for the quarter ended September 30, 2004, down from 4.34% for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004, the net interest margin on a tax equivalent basis was 4.16% compared to 4.45% for the same period a year ago. The Bank maintains an asset-sensitive interest rate profile, and was negatively impacted by the 25-basis-point decrease in prime that occurred at the end of the second quarter of 2003.  However, the three 25-basis-point increases in prime that have occurred since June 30, 2004 will positively impact our future operating results.

Our net interest income is driven almost exclusively by our core banking franchise.  Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio and other funding sources.  To facilitate this future growth, we have announced the hiring of four additional bank presidents who will operate one de novo bank in Colorado and three in Arizona.  While none of these four banks had opened as of September 30, 2004, the management infrastructure for these de novos have been operating out of existing banks and have been actively attracting their previous clients to CoBiz, combining for $52.5 million in loans and $88.5 million in deposits as of the end of the current quarter.  Although we have not yet identified additional bank presidents, we foresee adding two or three additional de novo banks in Arizona in the next 12 to 18 months and one or two additional de novo banks in Colorado in the next 24 months.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,
	2004			2003
	Average Balance	Interest earned or paid	Average yield or cost (1)	Average Balance	Interest earned or paid	Average yield or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$4,177	$40	3.75%	$968	$3	1.21%
Investment securities (2)	443,796	3,806	3.36%	337,431	3,071	3.56%
Loans and leases (2) (3)	1,057,848	16,236	6.01%	863,284	13,339	6.05%
Allowance for loan and leases	(13,794)	—	0.00%	(11,429)	—	0.00%
Total interest earning assets	1,492,027	20,082	5.27%	1,190,254	16,413	5.40%
Noninterest-earning assets
Cash and due from banks	34,973			34,361
Other	77,592			43,423
Total assets	$1,604,592			$1,268,038

Liabilities and Shareholders' Equity
Interest Bearing Deposits
NOW and Money Market	$416,472	$892	0.85%	$327,308	$566	0.69%
Savings	9,781	10	0.41%	8,699	8	0.36%
Certificates of Deposit
Under $100,000	70,638	436	2.46%	122,781	779	2.52%
$100,000 and over	225,699	1,097	1.93%	199,327	1,074	2.14%
Total Interest-bearing deposits	722,590	2,435	1.34%	658,115	2,427	1.46%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	298,578	1,091	1.43%	139,120	427	1.20%
FHLB advances	43,022	165	1.50%	68,425	224	1.28%
Junior subordinated debentures	71,208	881	4.84%	22,966	304	5.18%
Total interest-bearing liabilities	1,135,398	4,572	1.59%	888,626	3,382	1.50%
Noninterest-bearing demand deposits	350,405			280,928
Total deposits and interest-bearing liabilities	1,485,803			1,169,554
Other noninterest-bearing liabilities	6,349			5,044
Total liabilities and subordinated debentures	1,492,152			1,174,598
Shareholders' equity	112,440			93,440
Total liabilities and shareholders' equity	$1,604,592			$1,268,038
Net interest income		$15,510			$13,031
Net interest spread			3.68%			3.89%
Net interest margin			4.14%			4.34%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.41%			133.94%

	For the nine months ended September 30,
	2004			2003
	Average Balance	Interest earned or paid	Average yield or cost (1)	Average Balance	Interest earned or paid	Average yield or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$2,722	$91	4.47%	$1,100	$11	1.34%
Investment securities (2)	406,962	10,437	3.43%	299,952	8,883	3.96%
Loans and leases (2) (3)	1,004,744	45,206	6.01%	836,345	39,333	6.29%
Allowance for loan and leases	(13,092)	—		(10,996)	—
Total interest earning assets	1,401,336	55,734	5.31%	1,126,401	48,227	5.72%
Noninterest-earning assets
Cash and due from banks	35,137			31,358
Other	72,008			33,363
TOTAL ASSETS	$1,508,481			$1,191,122

Liabilities and Shareholders' Equity
Deposits
NOW and Money Market Deposits	$378,983	$2,155	0.76%	$310,490	$1,855	0.80%
Savings Deposits	9,352	24	0.34%	8,341	30	0.48%
Certificates of Deposits
Under $100,000	78,935	1,376	2.33%	129,876	2,685	2.76%
$100,000 and over	217,224	3,146	1.93%	187,064	3,356	2.40%
Total Interest-bearing deposits	684,494	6,701	1.31%	635,771	7,926	1.67%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	262,510	2,634	1.34%	135,876	1,237	1.22%
FHLB advances	66,434	693	1.39%	53,744	652	1.62%
Junior subordinated debentures	55,953	2,027	4.84%	20,961	892	5.69%
Total interest-bearing liabilities	1,069,391	12,055	1.51%	846,352	10,707	1.69%
Noninterest-bearing demand deposits	319,364			251,995
Total deposits and interest-bearing liabilities	1,388,755			1,098,347
Other noninterest-bearing liabilities	11,138			4,312
Total liabilities and subordinated debentures	1,399,893			1,102,659
Shareholders' equity	108,588			88,463
Total liabilities and shareholders' equity	$1,508,481			$1,191,122
Net interest income		$43,679			$37,520
Net interest spread			3.81%			4.03%
Net interest margin			4.16%			4.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.04%			133.09%

(1)                                  Average yield or cost for the three and nine months ended September 30, 2004 and 2003 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase (decrease)				Increase (decrease)
	2004	2003	Amount	%	2004	2003	Amount	%

Deposit service charges	$688	$657	$31	5%	$2,141	$1,888	$253	13%
Other loan fees	222	170	52	31%	540	530	10	2%
Trust and advisory income	921	720	201	28%	2,716	1,586	1,130	71%
Insurance revenue	1,936	1,941	(5)	—	6,453	4,447	2,006	45%
Investment banking revenue	2,800	108	2,692	2493%	3,902	1,139	2,763	243%
Other income	464	254	210	83%	998	699	299	43%
Gain on sale of other assets and securities	84	27	57	211%	387	83	304	366%
Total noninterest income	$7,115	$3,877	$3,238	84%	$17,137	$10,372	$6,765	65%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from investment advisory and trust services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, increases in the cash surrender value of bank-owned life insurance policies, and net gains on sales of investment securities and other assets.  Noninterest income for the third quarter of 2004 was $7.1 million, compared to noninterest income of $3.9 million for the third quarter of 2003, an 84% increase.  For the first nine months of 2004, noninterest income was $17.1 million, compared to $10.4 million in 2003, a 65% increase.

The increase in deposit service charges for the third quarter and the first nine months of 2004 is primarily due to an increase in the number of treasury management customers.  We have continued to focus on introducing new customers to our treasury management services as well as adding additional treasury management products to customers currently using our services, which has added to our deposit service charge income.  The average balance of deposits tied to our treasury management services has increased 23% in  2004 compared to 2003.

The increase in trust and advisory income was primarily attributable to the growth in the market values of ACMG’s assets under management and the addition of new customers.  As of September 30, 2004, ACMG and PAM had a combined $471.3 million in discretionary assets under management, a 14% increase over December 31, 2003, and $125.2 million in non-discretionary assets under management, a 66% increase over December 31, 2003.  Additionally, the 2004 results include the operations of ACMG for the full nine months, while 2003 only includes ACMG for the six months following the acquisition.

Insurance revenue for the third quarter of 2004 was flat when compared to the same period in 2003.  An increase in property and casualty revenue during the third quarter of 2004 compared to 2003 was offset by a decrease in FDL’s wealth transfer revenue. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  The increase in insurance revenue for the first nine months of 2004 was due to the addition of FDL at the beginning of the second quarter of 2003.  Accordingly, insurance revenue for 2004 includes nine months of FDL’s revenue while the same period of 2003 only includes their revenue from the date of acquisition.  The addition of FDL significantly expanded our benefits brokerage services, while adding life insurance and wealth transfer planning to our insurance products. During 2004, revenue earned from the insurance segment is comprised 49% of wealth transfer, 25% of benefits brokerage, 23% of property and casualty, and 3% of miscellaneous fees.  During the same period in 2003, insurance revenue was comprised of 42% of wealth transfer, 28% of benefits brokerage, 26% of property and casualty, and 4% of miscellaneous fees.

Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue for the three months ended September 30, 2004, included seven success fees totaling $2.3 million, while no success fees were recognized in the third quarter of 2003.  For the first nine months of 2004, nine success fees were recognized totaling $3.1 million and representing 78% of total investment banking revenue.  Similarly, in the first nine months of 2003, two success fees were recognized totaling $669,000 which represented 59% of total investment banking revenue.  Although the M&A market was significantly weakened during the past few years, it has strengthened in the past few quarters.  GMB currently has the strongest pipeline of investment banking deals since we acquired them in 2001.  If the deals close when expected, GMB should continue to show strong results for the fourth quarter of 2004.

Other income is comprised of increases in the cash surrender value of life insurance, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The majority of our bank-owned life insurance was purchased in the latter half of 2003 and in 2004, thus contributing to the current year increase in other income.

During 2004, we have rebalanced our investment portfolio by selling certain securities and purchasing other securities.  The increase in gains on sales of other assets and securities is primarily due to the sale of available-for-sale mortgage-backed securities.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  We will continue to explore additional areas where we can grow noninterest income, and are actively exploring adding an insurance agency in our Arizona marketplace.  Noninterest income as a percentage of operating revenues was 32% and 28% for the three and nine months ended September 30, 2004, compared to 23% and 22% for the same periods in 2003.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase (decrease)				Increase (decrease)
	2004	2003	Amount	%	2004	2003	Amount	%

Salaries and employee benefits	$9,055	$6,990	$2,065	30%	$24,810	$19,803	$5,007	25%
Occupancy expenses, premises and equipment	2,325	2,090	235	11%	6,828	5,846	982	17%
Amortization of intangibles	133	142	(9)	(6)%	395	303	92	30%
Other operating expenses	2,430	1,842	588	32%	6,630	5,616	1,014	18%
Total noninterest expenses	$13,943	$11,064	$2,879	26%	$38,663	$31,568	$7,095	22%

The increase in salaries and employee benefits in 2004 from 2003 was due primarily to the additional staff from the acquisitions of FDL and ACMG.  In addition, some of our business development officers are compensated on a commission basis, therefore, salary expense increases proportionately with their revenue. The hiring of additional personnel required to accommodate the Company’s growth, as well as cost of living and performance raises awarded to employees effective January 1, 2004, has also contributed to the increase.  The Company’s full-time-equivalent employees were 396 and 352 at September 30, 2004 and 2003, respectively.

Occupancy costs have increased due to the aforementioned acquisitions and the additions of the Scottsdale bank in March of 2003 and the Northeast bank in November of 2003.  An ongoing commitment to providing the highest level of technological service to our customers has also increased our depreciation and maintenance expense.

The decrease in amortization expense for the third quarter of 2004 compared to the same period in 2003 is related to an intangible asset that reached the end of its useful life in March 2004.  The increase in amortization of intangibles for the full year 2004 compared to 2003 is primarily a result of the acquisitions of FDL and ACMG.  As part of these acquisitions, intangible assets subject to amortization for customer contracts and relationships and employment and non-solicitation agreements were recognized.

Other operating expenses for the third quarter and the first nine months of 2004 have increased over the same periods in 2003 primarily due to marketing costs and professional services.  The increase in marketing is a direct result of our growth initiatives as we attempt to increase our loan and deposit bases and generate additional noninterest income from our fee-based businesses.  The increase in professional services is a result of the company’s compliance with the Sarbanes-Oxley Act of 2002 and services provided to evaluate certain operating segments of the Company.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions and the opening of new banks.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $1.1 million and $2.4 million for the three and nine months ended September 30, 2004, compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2003.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased to $1.0 billion for the first nine months of 2004, up from $836.3 million for the first nine months of 2003. As of September 30, 2004, the allowance for loan and lease losses amounted to $14.3 million, or 1.31% of total loans and leases which, as a percentage is unchanged from September 30, 2003.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

	Nine months ended September 30, 2004	Year Ended December 31, 2003	Nine months ended September 30, 2003
	(dollars in thousands)
Balance of allowance for loan and lease losses at beginning of period	$12,403	$10,388	$10,388
Charge-offs:
Commercial	(170)	(323)	(286)
Real estate — mortgage	(410)	(204)	(113)
Consumer	(77)	(60)	(7)
Direct financing leases	(35)	(339)	(163)
Total charge-offs	(692)	(926)	(569)
Recoveries:
Commercial	71	37	10
Real estate — mortgage	11	—	—
Consumer	33	41	33
Direct financing leases	74	103	99
Total recoveries	189	181	142
Net charge-offs	(503)	(745)	(427)
Provisions for loan and lease losses charged to operations	$2,440	$2,760	$1,640
Balance of allowance for loan and lease losses at end of period	$14,340	$12,403	$11,601
Ratio of net charge-offs to average loans and leases (1)	(0.07)%	(0.09)%	(0.07)%
Average loans and leases outstanding during the period	$1,004,744	$855,085	$836,345

(1)    The ratios for the three months ended September 30, 2004 and 2003 have been annualized. The September 30, 2004, ratio is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  Nonperforming assets were $1.4 million as of September 30, 2004, compared with $1.6 million as of December 31, 2003 and $1.9 million as of September 30, 2003.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30, 2004	At December 31, 2003	At September 30, 2003
	(dollars in thousands)
Nonperforming Loans and Leases
Loans and leases 90 days or more delinquent and still accruing	$—	$—	$47
Nonaccrual loans and leases	1,363	1,519	1,883
Total nonperforming loans and leases	1,363	1,519	1,930
Repossessed assets	40	60	8
Total nonperforming assets	$1,403	$1,579	$1,938
Allowance for loan and lease losses	$14,340	$12,403	$11,601

Ratio of nonperforming assets to total assets	0.09%	0.11%	0.15%
Ratio of nonperforming loans and leases to total loans and leases	0.12%	0.16%	0.22%
Ratio of allowance for loan and lease losses to total loans and leases	1.31%	1.31%	1.31%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	1052.09%	816.52%	601.09%

Capital Resources

Our primary source of stockholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At September 30, 2004, stockholders’ equity totaled $117.4 million, a 27% increase from December 31, 2003.  The increase in stockholders’ equity is primarily due to: (1) the issuance of 850,936 shares of CoBiz common stock valued at $10.0 million to the former shareholders of FDL and ACMG pursuant to the terms of the merger agreements, (2) net income of $12.3 million, (3) $1.7 million from the issuance of common stock from option exercises, (4) $0.1 million from the issuance of 7,290 shares in the acquisition of an insurance book-of-business, and (5) a $0.4 million increase from unrealized appreciation on available-for-sale securities. These transactions were offset by $2.7 million in dividends paid on our common stock.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of

September 30, 2004, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitors the capital level and its anticipated needs based on the Company’s growth.  The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

Contractual Obligations

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of September 30, 2004:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Short-term obligations (1)	$301,008	$—	$—	$—	$301,008
FHLB advances	40,000	—	—	—	40,000
Long-term obligations (2)	—	—	—	72,167	72,167
Operating lease obligations	3,763	7,119	5,802	4,215	20,899
Total contractual obligations	$344,771	$7,119	$5,802	$76,382	$434,074

(1)   Short-term obligations are comprised of the Company’s obligations under repurchase agreements, federal funds purchased and the estimated 2005 ACMG earn-out.

(2)   Long-term obligations are comprised of the junior subordinated debentures.

The Company has also committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  As of September 30, 2004, a $608,000 accrual is included in the above table for the estimated ACMG earn-out for the period ending on March 31, 2005.

Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2004, is presented below:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(Dollars in thousands)
Unfunded loan commitments	$250,519	$116,533	$24,330	$4,815	$396,197
Standby letters of credit	16,955	434	110	—	17,499
Commercial letters of credit	7,597	1,262	—	—	8,859
Unfunded commitments for unconsolidated investments	9,441	—	—	—	9,441
Company guarantees	1,171	—	—	—	1,171
Total commitments	$285,683	$118,229	$24,440	$4,815	$433,167

The Company has also entered into several interest rate swaps under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest rate swaps recorded on the balance sheet at September 30, 2004 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments - which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors - are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position, including deposit fluctuations and loan originations, on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $161.8 million as well as credit lines of with four firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At September 30, 2004, we had $232.6 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

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

Net cash provided by operating activities totaled $17.1 million and $11.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.  The increase in the net cash provided by operating activities is primarily due to the higher net income earned in 2004 as compared to the same period in 2003.

Net cash used in investing activities totaled $252.4 million and $188.4 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $64.0 million in cash used in investing activities is primarily related to a $61.1 million increase in loan originations, a $6.5 million increase in cash payments to the former shareholders of FDL and ACMG pursuant to the terms of the merger agreements, and a $2.3 million increase in net investment purchases, offset by a $6.0 million decrease in purchases of BOLI.

Net cash provided by financing activities totaled $238.3 million and $178.5 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase in net cash provided by financing activities is primarily attributed to a $56.2 million increase in deposits and a $10.0 million increase in junior subordinated debentures, offset by a $6.8 million decrease in wholesale funding sources (repurchase agreements, federal funds purchased and net advances from the FHLB).

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

Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method.  Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. On September 30, 2004, the FASB Board issued Staff Position FSP No. EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1.  During the delay, the guidance in paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is the standard for determining other-than-temporary impairments.  The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. The Company is currently evaluating the impact of applying this guidance.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2004, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Changes in Internal Control.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.                    Unregistered Sales of Securities and Use of Proceeds

On June 8, 2004, we issued 7,290 shares of common stock in the acquisition of a book of business for our insurance segment.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 6.                    Exhibits

Exhibits and Index of Exhibits.

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)(3)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(2)	3.2	Amendment to Articles of Incorporation.

(8)	3.3	Amendment to Articles of Incorporation.

(2)	3.4	Amended and Restated Bylaws of the Registrant.

(8)	3.5	Amendment to Bylaws.

(4)	4.1	Form of Indenture.

(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1).

(4)	4.3	Certificate of Trust.

(4)	4.4	Form of Trust Agreement.

(4)	4.5	Form of Amended and Restated Trust Agreement.

(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

(4)	4.7	Form of Capital Securities Guarantee Agreement.

(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5).

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.9	Lease Agreement between Kesef, LLC and CoBiz Inc.

(6)	10.10	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(7)	10.11	2000 Employee Stock Purchase Plan.

(8)	10.12	2002 Equity Incentive Plan.

(9)	10.13	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(9)	10.14	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Kevin W. Ahern.

(10)	10.15	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.16	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(10)	10.17	Employment Agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

(10)	14	Code of Conduct and Ethics.

(10)	21	List of subsidiaries.

31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1		Section 1350 Certification of the Chief Executive Officer.

32.2		Section 1350 Certification of the Chief Financial Officer.

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

(7)     Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(8)     Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(9)     Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(10)   Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

+        Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	November 5, 2004	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	November 5, 2004	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and Chief Financial Officer