Form 10-K
period 2004-12-31
COBIZ INC
filed 2005-03-14
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004.

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

Yes   ☒                No   ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2004 computed by reference to the closing price on the Nasdaq National Market was $114,229,652.

The number of shares outstanding of the registrant’s sole class of common stock on February 14, 2005 was 22,030,261.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 7B.	Risk Factors.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B. .	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

SIGNATURES

CERTIFICATIONS

Index to Consolidated Financial Statements.

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Refer to Item 7B. for additional discussion or our risk factors.

PART I

Item 1.  Business

Overview

CoBiz Inc. (“CoBiz” or the “Company”) is a diversified financial holding company headquartered in Denver, Colorado.  We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.  Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994.

Our wholly owned subsidiary CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), is a full-service business banking institution with eleven Colorado locations, including eight in the Denver metropolitan area, two in Boulder and one in Edwards, just west of Vail, and six Arizona locations (one of which opened in February 2005) serving Phoenix, Scottsdale, Surprise, Tempe and the surrounding area of Maricopa County. The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).  At December 31, 2004, we had total assets of $1.7 billion, net loans and leases of $1.1 billion, and deposits of $1.1 billion.

Our banking products are complemented by our fee-based business lines which we first introduced in 1998, when we began offering trust and estate administration services.  Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, wealth transfer planning, life insurance, investment banking and investment management services.

Support functions for our bank branch and fee-based business offices such as accounting, data processing, bookkeeping, credit administration, loan operations, human resources, audit, compliance, loan review, and investment and cash management services are conducted centrally from our downtown Denver office. As a result of this operating approach, we believe we are well positioned to attract and serve our target customers, combining the elements of personalized service found in community banks with sophisticated banking products and services traditionally offered by larger regional banks.

2003 Acquisitions

On April 1, 2003, we acquired Alexander Capital Management Group, Inc., an SEC-registered investment adviser firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Alexander Capital Management Group, Inc.’s operations have been included in our consolidated financial statements since the date of purchase.  The acquisition of Alexander Capital Management Group, Inc. was completed through a merger of Alexander Capital Management Group, Inc. into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC (“ACMG”).  The former owners of Alexander Capital Management Group, Inc. have retained a 20% profits interest in ACMG.

On April 14, 2003, we acquired Financial Designs Ltd. (“FDL”), a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase.  The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that has provided employee benefits consulting services since 2000.  The surviving corporation continues to use the FDL name.

2001 Acquisitions

On March 1, 2001, we acquired Milek Insurance Services, Inc. (“Milek”). The agency, which was renamed CoBiz Insurance, Inc., provides commercial and personal property and casualty insurance (“P&C”) brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. The acquisition was structured as a stock purchase where the shareholders of Milek received shares of CoBiz common stock as consideration for the acquisition. This transaction was accounted for as a pooling of interests.

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

On July 10, 2001, we acquired Green Manning & Bunch, Ltd. (“GMB”), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through CoBiz GMB Inc., a wholly owned subsidiary formed to consummate the transaction.  In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of our common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc. and had no voting rights.  After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock.  The transaction was accounted for as a purchase.

On August 6, 2003, the holders of the CoBiz GMB, Inc. Shares exercised their right to exchange the CoBiz GMB, Inc. Shares for our common stock.

Operating Segments

We operate six distinct segments, as follows:

•                  Business banking in the Colorado market through Colorado Business Bank

•                  Business banking in the Arizona market through Arizona Business Bank

•                  Investment banking services

•                  Trust and advisory services

•                  Insurance

•                  Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Business banking through:	•	Treasury management services
	•	Business loans
Colorado Business Bank	•	Real estate loans
	•	Consumer loans
Arizona Business Bank	•	Private banking
	•	Internet banking
	•	Lockbox services
	•	Courier services
	•	Deposit services
Investment Banking Services	•	Merger and acquisition advisory services
	•	Institutional private placements of debt and equity
	•	Strategic financial services
Trust and Advisory Services	•	Asset management of relative value stock and high-quality bond portfolios for high-net-worth individuals, foundations, endowments and public and private institutions
	•	Fiduciary services
	•	Estate planning and administration
Insurance	•	Wealth preservation
	•	Executive benefits
	•	Employee benefits
	•	Property and casualty

For a more complete discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 20 of Notes to Consolidated Financial Statements.

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

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2004.

(percentage of deposits)	Arizona	Colorado
CoBiz Inc.	0.30%	1.34%
Other in-state banks	15.67%	45.42%
Out-of-state banks	84.03%	53.24%
Total	100.00%	100.00%

Total state deposits (in thousands)	$61,809,807	$64,469,655

De novo branching.  We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states.  This strategy has been successful in Colorado and is being utilized in the Arizona market.  Since the acquisition in 1994, we have introduced nine Colorado and three Arizona de novo locations, and have plans to open two de novo locations in Arizona during 2005.

Fee-based business lines.  We began offering trust and estate administration services in March 1998, employee benefits brokerage and consulting in 2000; P&C insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003.  We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net-interest income.  We are currently exploring the expansion of our insurance and investment management presence in Arizona by hiring seasoned professionals familiar with the market.  We feel that this strategy, similar to our de novo approach in banking, would be a cost-effective way to enter the Arizona market.

New product lines.  We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, and deposit and trust products to our target customer base. Within the past few years, we have greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans.  During 2003, we hired additional senior commercial real estate lenders for our Arizona franchise which has allowed us to pursue more sophisticated commercial real estate loans in that market.  The addition of these bankers helped to increase our Arizona real estate and construction portfolio by 34% in 2004.

During the fourth quarter of 2003, we introduced an interest-rate hedge program to our customers.  The interest rate hedge program allows us to offer derivative products such as swaps, caps, floors and collars to assist our customers in managing their interest-rate risk profile.  In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.

During 2004, we implemented a number of new deposit products, including Health Savings Accounts, expanded money market accounts, retail lockbox and an online bill pay feature for our commercial clients.

Expanding existing banking relationships.  We are normally not a transactional lender and typically require that borrowers enter into a multiple-product banking relationship with us, including deposits and treasury management services, in connection with the receipt of credit from the Bank. We believe that such relationships provide us with the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional non-interest income.  In addition, we believe this philosophy aids in customer retention.

Capitalizing on the use of technology.  We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data-processing system allows us to provide upgraded Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursement, repurchase agreements and sweep investment accounts.  The implementation of a new wire system in 2003 has allowed us to serve high volume wire customers, such as title companies and investment exchange accommodators, which has resulted in a significant increase in our deposit base.  In 2004, we also expanded our lock box product to provide retail service and expanded our treasury management system that provides access to banking services and account information through the internet.  In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies, and provide management with the information and analysis necessary to manage our growth effectively.

Emphasizing high quality customer service.  We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 17 locations or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk.  We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan and lease portfolio by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of our board of directors.  In addition, to support our Chief Credit Officer we added a senior credit officer over real estate lending during 2004 to further enhance our credit underwriting process.  At December 31, 2004, our ratio of nonperforming loans and leases to total loans and leases was 0.12%, compared to 0.16% at December 31, 2003, which is significantly better than industry averages.

We seek to control our exposure to changing interest rates by attempting to maintain an interest-rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or re-price over periods of 12 months or less.  In 2003, we hired a portfolio manager and established a capital markets group to analyze and manage our interest rate exposure.  We have also enhanced our interest rate risk modeling through the acquisition of a new asset-liability system in 2004.

Achieving efficiencies and economies of scale through centralized administrative and support operations.  We seek to maximize operational and support efficiencies in a manner consistent with maintaining high quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and cash management services at our downtown Denver office. We believe that this structure allows our business professionals to focus on customer service and sales strategies adapted to each community that we serve.

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

Market Areas Served

The Company’s success is dependent to a significant degree on the economic conditions of the two geographical markets we operate in, Colorado and Arizona.  Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

During the past three years, the Company has opened five new bank locations.  In the Arizona market, Arizona Business Bank-Tempe opened in November 2002, Arizona Business Bank-Scottsdale opened in March 2003 and Arizona Business Bank-Camelback opened in November 2004.  In the Colorado market, Colorado Business Bank-Northeast opened in October 2003 and Colorado Business Bank-Northwest opened in December 2004.  In February 2005 we opened an additional Arizona location in the East Valley and anticipate opening a location in the Chandler area during June 2005.

The Colorado economy has lagged the national economy in emerging from the economic downturn, primarily due to the state’s high concentration of technology and telecommunication businesses.  However, economic indicators show the economy is improving going into 2005.  For instance, the Denver metropolitan area recorded four straight months of job growth to end 2004. Various indexes for the region, including the Colorado Service Economy Index (which measures growth) and the Leading Index (a predictor of economic activity six to nine months in the future), indicate that the recovery is strengthening.  The unemployment rate for the Denver metropolitan area had decreased to 5.1% in December 2004, from 5.9% at the end of 2003.  The unemployment rate is in line with the national average of 5.1%.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services.  The Denver metropolitan area is one of the fastest growing regions in the nation, helping to make Colorado the sixteenth and fourteenth-fastest growing state in the United States during 2003 and 2004, respectively.  The population of this seven county region has grown to approximately 2.6 million with a workforce of 1.4 million at December 2004.

We have two locations each in downtown Denver, Boulder and Littleton and one location each in Commerce City, the Denver Technological Center (“DTC”), Golden, Louisville and the Vail Valley. The following is selected additional market data regarding the Colorado markets we serve:

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

•                  The Commerce City location is uniquely situated to serve Denver’s growing northeast communities due to its position adjacent to the Denver International Airport, eight miles from downtown Denver and 25 miles from the DTC.

•                  The Littleton locations serve a more residential area, including Highlands Ranch, one of the fastest growing communities in the Denver metropolitan area.

•                  The western metropolitan area served by the Golden location contains a number of newer industrial and office parks.

•                  The Louisville location serves the growing area between Denver and Boulder, with an estimated 1.5 million people within a 20-mile radius.

•                  The Vail Valley is anchored by Vail, a prime mountain resort with a vigorous construction market for high-end primary and second homes.  Construction activity in this area is fueling growth in other commercial businesses supporting the expanding population base in the market.

Our Arizona market is served by two full-service commercial banking locations based in Phoenix; one location in Surprise, a suburb of Phoenix near Sun City; one location in Tempe; one in East Valley; and one in Scottsdale.  For the year ending November 2004, The Phoenix metropolitan area showed the highest rate of job growth among metropolitan areas with more than 1 million workers according to the Blue Chip Job Growth Update.  The December 2004 unemployment rate for the Phoenix metropolitan area was 3.2%, well below the national average and an improvement from the 4.2% rate at the end of 2003.  Arizona was the second-fastest growing state in the nation during both 2004 and 2003, and experienced a population growth rate of 40.0% between 1990 and 2000 as compared to the national growth rate of 13.1% during the same period.  Arizona’s economic sectors include trade, manufacturing, mining, agriculture, construction, and tourism, with services constituting the largest economic sector. The following is selected additional market data regarding the Arizona markets we serve: `

•                  Our Arizona banks are located in Maricopa County. More than half of Arizona’s population resides in Maricopa County, which includes the cities of Phoenix, Mesa, Scottsdale, Surprise, Sun City, Glendale, Chandler, Tempe and Peoria.

•                  Our office in East Valley serves the areas of Mesa and Gilbert, Arizona.  The East Valley has over 1.5 million residents and accounts for 42.8% of the Metro Phoenix population.

•                  Our office in Surprise is strategically located to serve the large population of retired persons living in the suburbs of Phoenix. The customers in this demographic group usually prefer the personal service of a community bank to the more impersonal service of a large financial institution.

•                  Our office in Scottsdale is located in one of the most desirable areas within metropolitan Phoenix, from both a residential and employment perspective.  The Scottsdale area continues to experience faster job growth than population growth.

•                  Our office in Tempe is located in the center of the Phoenix metropolitan area.  Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in Tempe.

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

Employees

At January 31, 2005, we had 432 employees, including 412 full-time equivalent employees.  Employees of the Company enjoy a variety of employee benefit programs, including stock option plans, an employee stock purchase plan, a 401(k) plan, various comprehensive medical, accident and group life insurance plans, and paid vacations.  No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

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

Capital Adequacy.  The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $150 million by using a combination of risk-based and leverage ratios.  Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets).  The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital).  The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets.  The FRB has established a minimum ratio of 3% for “strong holding companies” as defined by the FRB.  For most other holding companies, the minimum required leverage ratio is 4%, but may be higher based on particular circumstances or risk profile.

The table below sets forth the Company’s ratios at December 31, 2004 of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2004
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	13.2%	8.0%
Tier I capital to risk-weighted assets	9.7%	4.0%
Tier I leverage ratio	7.4%	4.0%

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

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals.  The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission (“SEC”), (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.   The Sarbanes Oxley Act also requires the registered public accounting firm that issues the audit report to issue a report on management’s attestation on internal control over financial reporting.

The Bank

General.  The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC,and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and by the FDIC.  Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.  The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

Transactions with Affiliates.  The Bank is subject to Section 23A of the Federal Reserve Act, which limits the amount of loans to, investments in, and certain other transactions with, affiliates of the Bank, requires certain levels of collateral for such loans or transactions, and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company.  If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions, except as to “low quality” assets, as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices.  In addition, Section 23A generally limits transactions with a single affiliate of the Bank to 10% of the Bank’s capital and surplus and generally limits all transactions with affiliates to 20% of the Bank’s capital and surplus.

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

Regulation W of the Federal Reserve Act, which became effective on April 30, 2003, addresses the application of Sections 23A and 23B to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act.

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

The following table sets forth the capital ratios of the Bank at December 31, 2004.

	At December 31, 2004
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	11.4%	8.0%
Tier I capital to risk-weighted assets	10.3%	4.0%
Tier I leverage ratio	7.9%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Increasingly severe restrictions are placed on a depository institution as its capital level classification declines.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%.  An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%, or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%, or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances).  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Under these regulations, at December 31, 2004, the Bank was well capitalized, which classification places no significant restrictions on the Bank’s activities.

On June 26, 2004, the Basel Committee on Banking Supervision updated the status of the revised draft of the New Basel Capital Accord originally issued in January 2001.  The New Accord consists of three pillars that address (1) minimum capital requirements, (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes, and (3) market discipline.  The Company continues to monitor developments of the proposed Accord for which United States Regulatory authorities are expected to issue proposed implementation rules in mid-2005.  The final rules are not anticipated to be effective until January 2008.

Internal Operating Requirements.  Federal regulations promote the safety and soundness of individual institutions by specifically addressing, among other things: (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate exposure, (5) asset growth, and (6) compensation and benefit standards for management officials.

Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate.  The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices.  The Company has established loan-to-value ratio limitations on real estate loans, which are more stringent than the loan-to-value limitations established by regulatory guidelines.

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

Fee-Based Business Lines

ACMG is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of ACMG’s investment management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict ACMG from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed, include the suspension of individual employees, business limitations on ACMG’s engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

GMB is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB.  GMB’s regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2004. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

FDL provides wealth transfer planning through the use of life insurance products.  State governments extensively regulate our life insurance activities.  We sell our insurance products in 27 states and the District of Columbia through licensed insurance producers.  Insurance laws vary from state to state.  Each state has broad powers over licensing, payment of commissions, business practices, policy forms, and premium rates.  While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws.  We market these financial products through M Holdings Securities, Inc., a registered broker-dealer and a member of the NASD and Securities Investor Corporation.

CoBiz Insurance, acting as an insurance producer, must obtain and keep in force an insurance producers license with the State of Colorado.  In order to write insurance in states other than Colorado, they are required to obtain non-resident insurance licenses.  All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity.  Insurance producers in Colorado are required to complete 24 hours biennially of continuing education by attending courses approved by the Commissioner of Insurance.

Changing Regulatory Structure

Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry.  The FRB, OCC, and FDIC all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.  These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.  Moreover, the authority of these agencies has expanded in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.cobizinc.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its annual reports, quarterly reports, current reports and proxy statements.  These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines.  The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 2.  Properties

As of December 31, 2004, we had 11 banking locations in Colorado and five in Arizona. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202.  We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company.  See “Certain Relationships and Related Transactions” under Item 13 of Part III.  The terms of the leases expire between 2011 and 2016.  The Company leases all of its facilities. The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Denver	821 Seventeenth Street, Denver, CO 80202	2011
Tremont	1275 Tremont, Denver, CO 80202	2014
Littleton	101 W. Mineral Avenue, Littleton, CO 80120	2005
Prince	2409 W. Main Street, Littleton, CO 80120	2009
Boulder	2025 Pearl Street, Boulder, CO 80302	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2009
West Metro	15710 W. Colfax Avenue, Golden, CO 80401	2011
Northeast	4695 Quebec Street, Denver, CO 80216	2013
Northwest	400 Centennial Parkway, Ste. 100, Louisville, CO 80027	2009
DTC	8400 E. Prentice Avenue, Ste. 150, Englewood, CO 80111	2008
Vail Valley	P.O. Box 2826 Northstar Center, Edwards, CO 81632	2009
Phoenix	2700 N. Central Avenue, Phoenix, AZ 85004	2006
Camelback	3200 E. Camelback RD, Ste. 129, Phoenix, AZ 85015	2012
Scottsdale	6929 E. Greenway Parkway, Scottsdale, AZ 85254	2010
Surprise	12775 W. Bell Road, Surprise, AZ 85374	2016
Tempe	1620 W. Fountainhead Parkway, Tempe, AZ 85282	2007

Fee-Based Business Locations	Address	Lease Expiration
Alexander Capital Management Group	1099 Eighteenth Street, Ste. Denver, CO 80202	2009
CoBiz Insurance, Inc.	10901 W Toller Drive, Littleton, CO 80127	2009
Financial Designs Ltd.	1775 Sherman Street, Ste. 1800, Denver, CO 80203	2008
Green Manning & Bunch, Ltd.	370 Seventeenth Street, Ste. 3600, Denver, CO 80202	2010

All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations.  We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3.  Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits, which are incidental to our business, are brought against, or by, us.  We believe, based on the dollar amount of the claims outstanding at the end of the year, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “COBZ.” At January 31, 2005, there were approximately 565 shareholders of record of CoBiz Common Stock.

The following table presents the range of high and low closing sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq National Market and the per-share dividends declared in each quarter during that period.  The sales price and per-share dividends have been restated to give retroactive effect to a three-for-two stock split effectuated on April 26, 2004, where applicable.

	High	Low	Cash Dividends Declared
2003:
First Quarter	$10.067	$9.200	$0.033
Second Quarter	9.733	8.920	0.033
Third Quarter	11.467	9.433	0.040
Fourth Quarter	12.920	10.600	0.040
2004:
First Quarter	$13.987	$12.313	$0.040
Second Quarter	14.250	13.060	0.040
Third Quarter	17.070	13.430	0.045
Fourth Quarter	22.270	16.320	0.045

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

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods indicated, the Company completed five acquisitions of companies in merger transactions.  Two of the transactions (First Capital Bank of Arizona and Milek Insurance Services, Inc.) were accounted for using the “pooling of interests” method, and accordingly, all financial data relating to periods prior to the respective mergers have been restated to include the merged entities’ balance sheet data and historical results of operations.  In addition, data has been restated to give retroactive effect to two three-for-two stock splits effectuated on July 31, 2001, and April 26, 2004, where applicable.

	At or for the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$77,466	$65,009	$62,585	$61,890	$54,903
Interest expense	17,387	14,234	18,347	26,388	24,540
Net interest income before provision for loan and lease losses	60,079	50,775	44,238	35,502	30,363
Provision for loan and lease losses	3,015	2,760	2,590	2,362	2,086
Net interest income after provision for loan and lease losses	57,064	48,015	41,648	33,140	28,277
Noninterest income	27,602	16,799	9,656	8,420	5,745
Noninterest expense	56,809	44,337	33,600	26,796	20,674
Income before taxes	27,857	20,477	17,704	14,764	13,348
Provision for income taxes	10,231	7,447	6,677	5,835	5,224
Net income	$17,626	$13,030	$11,027	$8,929	$8,124

Earnings per share - basic	$0.81	$0.64	$0.56	$0.47	$0.43
Earnings per share - diluted	$0.78	$0.61	$0.53	$0.44	$0.41
Cash dividends declared per common share	$0.17	$0.15	$0.13	$0.11	$0.10
Dividend payout ratio	20.95%	22.92%	22.62%	24.29%	23.44%

Balance sheet data:
Total assets	$1,699,561	$1,403,877	$1,118,649	$925,410	$739,464
Total investments	487,170	369,649	272,288	211,899	167,567
Loans and leases	1,114,307	943,615	798,869	678,913	523,462
Allowance for loan and lease losses	14,674	12,403	10,388	8,872	6,819
Deposits	1,147,010	959,178	856,965	655,192	542,568
Junior subordinated debentures	71,637	40,570	20,000	20,000	20,000
Common shareholders’ equity	122,085	95,664	82,004	70,803	58,439

Key ratios :
Return on average total assets	1.13%	1.06%	1.08%	1.08%	1.24%
Return on average shareholders’ equity	15.84%	14.52%	14.57%	13.78%	15.05%
Average equity to average total assets	7.16%	7.29%	7.40%	7.81%	8.27%
Net interest margin	4.18%	4.40%	4.56%	4.54%	4.99%
Efficiency ratio (1)	65.09%	65.70%	62.57%	61.73%	57.63%
Nonperforming assets to total assets	0.08%	0.11%	0.22%	0.24%	0.07%
Nonperforming loans and leases to total loans and leases	0.12%	0.16%	0.31%	0.33%	0.10%
Allowance for loan and lease losses to total loans and leases	1.32%	1.31%	1.30%	1.31%	1.30%
Allowance for loan and leas e losses to nonperforming loans and leases	1056.44%	816.52%	425.39%	396.43%	1352.98%
Net charge-offs to average loans and leases	0.07%	0.09%	0.15%	0.05%	0.10%

(1) Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan and lease losses and noninterest income, excluding gains/losses on asset sales.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of non-interest expense have adversely affected our earnings over the past several years.  Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees and the offering of an employee share purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on options granted to employees, see Notes 1 and 15 of Notes to Consolidated Financial Statements.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2004, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a financial services holding company with sixteen bank locations, five fee-based businesses and total assets of $1.7 billion.  Certain key metrics of our operating segments as of December 31, 2004 and 2003 are as follows:

	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated
(in thousands, except per share data)	2004
Net income (loss)	$16,545	$1,841	$1,811	$240	$624	$(3,435)	$17,626
Diluted earnings per share (loss)	$0.73	$0.08	$0.08	$0.01	$0.03	$(0.15)	$0.78
Total assets	$1,275,634	$387,767	$9,220	$4,409	$19,480	$3,051	$1,699,561

	2003
Net income (loss)	$13,048	$1,560	$(1,248)	$(43)	$1,430	$(1,717)	$13,030
Diluted earnings per share (loss)	$0.61	$0.07	$(0.06)	$(0.00)	$0.07	$(0.08)	$0.61
Total assets	$1,077,033	$289,267	$5,583	$3,518	$28,135	$341	$1,403,877

•                  Our commercial banking franchise had strong growth in both net income and earnings per share during 2004 as compared to 2003.  The increase in net income and earnings per share was driven by a $297.1 million increase in assets related to those segments.  Virtually all of this growth was in the form of interest earning assets.

•                  Investment Banking Services also had significant growth during 2004, increasing net income to $1.8 million from a $1.3 million net loss in 2003.  This represents a $0.14 improvement in earnings per share for that segment.

•                  Our Insurance segment had a slight decrease in net income and earnings per share during 2004, primarily due to a high volume of life insurance products that were sold during the fourth quarter of 2003.

•                  Corporate Support and Other had a significant increase in its net loss and loss per share, primarily due to the addition of $20.6 million in junior subordinated debentures in September 2003 and $30.9 million in May 2004.  An increase in rates has also increased our interest expenses as all of our junior subordinated debentures are either issued as a variable-rate instrument or have been converted to a variable-rate instrument through an interest rate swap.

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K beginning on page F- 1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 20 of Notes to Consolidated Financial Statements.

Bank

In 2004, the Bank continued its strong growth, increasing the loan portfolio by 18% and the deposit portfolio by 20%.  The increase in our loan portfolio was accomplished while also improving our asset quality.  Nonperforming assets decreased to 0.08% of total assets at the end of 2004 from 0.11% at the end of 2003.  Significant strides were made in the Arizona market where total assets grew by 34% to $387.8 million as of the end of 2004.  This growth was made possible through the recruitment of several senior-level bankers and the deployment of our de novo strategy.  The Colorado bank also continues to do well, increasing total assets by 18% to $1.3 billion at the end of 2004, from $1.1 billion at the end of 2003.

Fee Based Business Lines

Our fee-based business lines have continued to grow, with the additions of ACMG and FDL during 2003, which added investment management and wealth transfer planning through the use of life insurance products to the array of financial services offered to our targeted customer base and significantly expanded our employee benefits brokerage services.  Our ratio of noninterest income to total operating revenues increased to 31% for 2004 compared to 25% in 2003 as a result of this continued focus.  Led by our investment banking subsidiary, our fee-based businesses recorded $22.3 million in revenue during 2004.  During 2004, GMB closed 16 transactions finishing the year with a record $9.3 million in revenue.  This marked the first fiscal year in which all of our fee-based business lines were accretive to net income.

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.  We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with wealth transfer planning and business succession from FDL.  We are able to protect assets with P&C insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with mergers and acquisitions (“M&A”) services from GMB and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from Private

Asset Management, investment management services from ACMG and wealth transfer services from FDL.

A good example of the synergies of our fee-based business lines and banking franchise was the case where a customer of our bank was sold using the services of GMB and the Bank provided the senior lending to the new buyers.  After the transaction closed, our client invested the proceeds received with ACMG, our investment management business.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate.  Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.

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

In determining the appropriate level of the allowance for loan and lease losses, we analyze the various components of the loan and lease portfolio, including all significant credits, on an individual basis. When analyzing the adequacy, we segment the loan and lease portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  Possible factors that may impact the allowance for loan and lease losses include, but are not limited to:

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

Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

We conducted our annual evaluation of our reporting units as of December 31, 2004.  As discussed in Note 7 of Notes to Consolidated Financial Statements, for the period ending December 31, 2004 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.   The fair value calculations were also tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and reducing projected revenue growth and projected cost savings.  Using this sensitivity approach, there was no impairment identified in any reporting unit.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The acquisition of Milek Insurance Services, Inc. and First Capital Bank of Arizona were accounted for as poolings of interests. Accordingly, the Company’s financial statements for all years presented in this report give retroactive effect to those acquisitions and combine the assets, liabilities, shareholders’ equity, income and expenses of the Company and the acquired entities at all dates and for all periods covered by the financial statements. All of the comparative information contained in the following sections of this report also gives retroactive effect to those acquisitions as though the Company and the acquired entities had been combined at both dates or for both periods being compared. The acquisitions of ACMG, FDL and GMB were accounted for as purchases and the assets, liabilities, income and expenses of the acquired entities are included in the Company’s financial statements only for periods following the closing of the acquisitions. For a summary of the contributions of the operations formerly conducted by our acquisitions to the assets and income of the Company during each period reported, see the segment information in Note 20 of Notes to Consolidated Financial Statements.

Comparison for the years ended December 31, 2004 and 2003

Our total assets increased by $295.7 million to $1.7 billion at December 31, 2004, from $1.4 billion at December 31, 2003.  Our continued penetration into the Arizona market and the addition of new senior-level bankers in both Colorado and Arizona have allowed our loan and lease portfolio (net) to increase by $168.4 million, from $931.2 million at December 31, 2003, to $1.1 billion at December 31, 2004.  During 2004, the Colorado franchise grew gross loans and leases by 12.7%, while the Arizona franchise grew by 36.6%.  Although the economy had not fully recovered in the Colorado market, we were able to grow by taking market share from our competitors.  The overall growth in the loan portfolio during the year was comprised primarily of $72.4 million in real estate – mortgage loans and $78.8 million in commercial loans.  As of December 31, 2004, real estate – mortgage loans were the largest single component of the net loan portfolio at 48% compared to 49% at December 31, 2003.  Commercial loans were 35% of the net loan portfolio at December 31, 2004 compared to 33% at December 31, 2003.  The allowance for loan and lease losses totaled $14.7 million at December 31, 2004, an increase of $2.3 million, or 18%, compared to December 31, 2003.

Total investments were $487.2 million at December 31, 2004, compared to $369.6 million at December 31, 2003. The increase in the investment portfolio was funded by strong deposit growth resulting from the matters described below, as well as securities sold under agreements to repurchase.  Mortgage-backed securities totaled $399.4 million at December 31, 2004 compared to $343.6 million at December 31, 2003.  The Company increased the investment portfolio with adjustable rate mortgage-backed securities during 2004 as a method to manage liquidity and interest rate risk, and to provide interest income.  Mortgage-backed securities are generally considered to have low credit risk due to being issued by government sponsored organizations.

Goodwill was $37.6 million at December 31, 2004, compared to $34.1 million at December 31, 2003, an increase of $3.5 million.  The increase in goodwill was related to additional purchase price consideration on ACMG and GMB under the terms of earn-out agreements.  The earn-out payments are to the former owners of those companies.

Bank-owned life insurance increased $4.7 million to $15.6 million at December 31, 2004 from $10.9 million at December 31, 2003.  The increase was related to the purchase of a single premium policy for $4.0 million and growth in the cash surrender value of all policies of $0.7 million.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deposits increased by $187.8 million to $1.1 billion at December 31, 2004, from $959.2 million at December 31, 2003.  Noninterest-bearing deposits increased by $51.6 million, and interest-bearing deposits increased by $136.2 million.  Noninterest-bearing demand deposits comprised 31% of total deposits at December 31, 2004. Proceeds from deposit origination were primarily used for loan fundings and the purchase of mortgage-backed securities.  Federal funds purchased and securities sold under agreements to repurchase increased by $111.7 million at December 31, 2004, to $300.4 million. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the $300.4 million total, $156.1 million represents repurchase agreements transacted on behalf of our customers.  The increase in deposits and customer repurchase agreements is attributable, in part, to our continued emphasis on deposit generation as well as a preference for funding sources which offer the most cost-effective advantage.  Advances from the FHLB were $45 million at December 31, 2004, compared to $94.5 million at December 31, 2003.  The decrease in advances from the FHLB is due primarily to the utilization of other funding sources such as customer repurchase agreements which offer more favorable terms.

Accrued interest and other liabilities decreased by $11.7 million to $13.5 million at December 31, 2004 from $25.2 million at December 31, 2003.  The decrease is primarily attributable to an $18.7 million payable owed to the former shareholders of FDL in accordance with the merger agreement which was paid in the first quarter of 2004. This decrease was partially offset by a $3.7 million increase in the accrual for bonuses and a $2.6 million increase for earn-out payments related to the performance of ACMG and GMB for the year.

Junior subordinated debentures increased by $31.1 million primarily due to a pooled trust preferred offering that was issued on May 24, 2004 through a statutory trust established by the Company.  In conjunction with the issuance of the trust preferred offering, the Company issued $30.9 million in junior subordinated debentures to the trust.  Although the provisions of FIN No. 46-R “Consolidation of Variable Interest Entities” precludes the consolidation of the statutory trust, the $30.9 million in junior subordinated debentures issued by the Company to the trust are included in the Company’s consolidated financial statements.  The issuance of the additional junior subordinated debentures was to provide additional capital to the Bank and provide liquidity to the Parent company.

Comparison for the years ended December 31, 2003 and 2002

Total assets increased by $285.2 million to $1.4 billion at December 31, 2003, from $1.1 billion at December 31, 2002.  Driving this increase was our loan and lease portfolio (net) which increased by $142.7 million, from $788.5 million at December 31, 2002, to $931.2 million at December 31, 2003.  During 2003, the Colorado franchise grew gross loans and leases by 12.7%, while the Arizona franchise grew by 45%.  The overall growth in the loan portfolio during the year was comprised primarily of $88.0 million in real estate – mortgage loans and $53.8 million in commercial loans.  As of December 31, 2003, real estate – mortgage loans were the largest single component of the net loan portfolio at 49% compared to 47% at December 31, 2002.  Commercial loans were 33% of the net loan portfolio at December 31, 2003 compared to 32% at December 31, 2002.  The allowance for loan and lease losses totaled $12.4 million at December 31, 2003, an increase of $2.0 million, or 19%, compared to December 31, 2002.

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

Other assets (Bank-Owned Life Insurance and Other) increased by $12.2 million to $15.8 million at December 31, 2003 from $3.6 million at December 31, 2002.  The increase is primarily related to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) policies on certain key officers.   Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

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

The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy.  Changes in the fed funds rate has a direct correlation on changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  The prime rate was 4.75% for the majority of 2002, ending the year at 4.25% after a rate decrease in November of that year.   The prime rate was further decreased in June 2003 to 4.0%, the lowest rate since 1956.  During 2004, with the economy expanding the FOMC raised the fed funds rate five times in the last six months of the year.  This resulted in a corresponding increase in the prime rate.  The prime rate was 4.0% at the end of 2003 and remained static until June 30, 2004 when it increased 25-basis-points to 4.25%.  During the third quarter of 2004, two additional 25-basis-point increases raised the prime rate to 4.75%.  The fourth quarter of 2004 also had two 25-basis-point increases, with the prime rate ending the year at 5.25%.  As the Company has historically maintained an asset sensitive profile, meaning that assets generally reprice faster than our liabilities, the increases in the prime rate should have a positive impact on our net interest income and margin.  Although the Company is still asset sensitive, we implemented an asset liability strategy in 2004 to use interest-rate swaps to reduce our overall sensitivity.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2004			2003			2002
	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost
	(in thousands)

ASSETS:
Federal funds sold and other	$3,960	$145	3.66%	$1,046	$15	1.43%	$2,251	$52	2.31%
Investment securities (1)	425,573	14,671	3.45%	316,475	12,107	3.83%	240,287	11,816	4.92%
Loans and leases (1), (2)	1,029,538	63,033	6.12%	855,085	53,187	6.22%	737,151	50,717	6.88%
Allowance for loan and lease losses	(13,442)	—		(11,199)	—		(9,838)	—
Total interest-earning assets	1,445,629	77,849	5.39%	1,161,407	65,309	5.62%	969,851	62,585	6.45%
Non interest-earning assets :
Cash and due from banks	35,485			31,769			28,988
Other	73,352			37,195			23,671
Total assets	$1,554,466			$1,230,371			$1,022,510
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits :
NOW and money market accounts	$398,352	$3,272	0.82%	$318,401	$2,433	0.76%	$268,910	$3,511	1.31%
Savings	9,642	34	0.35%	8,465	38	0.45%	6,691	50	0.75%
Certificates of deposit:
Under $100,000	76,033	1,830	2.41%	124,714	3,338	2.68%	119,901	4,375	3.65%
$100,000 and over	226,113	4,446	1.97%	189,650	4,323	2.28%	173,422	5,523	3.18%
Total interest-bearing deposits	710,140	9,582	1.35%	641,230	10,132	1.58%	568,924	13,459	2.37%
Other borrowings :
Securities and loans sold under agreements to repurchase and federal funds purchased	273,265	3,946	1.44%	147,792	1,797	1.22%	114,049	1,616	1.42%
FHLB advances	59,134	877	1.48%	60,111	928	1.54%	55,780	1,272	2.28%
Junior subordinated debentures	59,898	2,982	4.98%	25,808	1,377	5.34%	20,000	2,000	10.00%
Total interest-bearing liabilities	1,102,437	17,387	1.58%	874,941	14,234	1.63%	758,753	18,347	2.42%
Non interest-bearing demand accounts	329,651			261,207			183,721
Total deposits and interest-bearing liabilities	1,432,088			1,136,148			942,474
Other non interest-bearing liabilities	11,090			4,493			4,338
Total liabilities and preferred securities	1,443,178			1,140,641			946,812
Shareholders’ equity	111,288			89,730			75,698
Total liabilities and shareholders’ equity	$1,554,466			$1,230,371			$1,022,510
Net interest income		$60,462			$51,075			$44,238
Net interest spread			3.81%			4.00%			4.03%
Net interest margin			4.18%			4.40%			4.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.13%			132.74%			127.82%

(1)          Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

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

	Year ended December 31, 2004 compared with year ended December 31, 2003			Year ended December 31, 2003 compared with year ended December 31, 2002
	Increase (decrease) in net interest income due to changes in			Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$42	$88	$130	$(28)	$(9)	$(37)
Investments (1)	4,174	(1,610)	2,564	3,747	(3,456)	291
Loans and leases (1), (2)	10,851	(1,005)	9,846	8,114	(5,644)	2,470
Total interest-earning assets	15,067	(2,527)	12,540	11,833	(9,109)	2,724
Interest-bearing liabilities:
NOW and money market accounts	611	228	839	646	(1,724)	(1,078)
Savings	5	(9)	(4)	13	(25)	(12)
Certificates of deposits:
Under $100,000	(1,303)	(206)	(1,509)	176	(1,213)	(1,037)
$100,000 and over	831	(708)	123	517	(1,717)	(1,200)
Short-term borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	1,526	624	2,150	478	(297)	181
Advances from the FHLB	(15)	(36)	(51)	99	(443)	(344)
Junior subordinated debentures	1,819	(214)	1,605	581	(1,204)	(623)
Total interest-bearing liabilities	3,474	(321)	3,153	2,510	(6,623)	(4,113)
Net increase (decrease) in net interest income	$11,593	$(2,206)	$9,387	$9,323	$(2,486)	$6,837

(1)          Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)          Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

Results of Operations

Comparison for the years ended December 31, 2004 and 2003

General.  The inclusion of the operations of FDL and ACMG, which were acquired in April 2003, and were accounted for under the purchase method of accounting, contributed to the increases in non-interest income and non-interest expense as there was a full twelve months of operations in 2004 and only nine months of operations in 2003.  In accordance with generally accepted accounting principles, the Company’s financial statements prior to the acquisition dates have not been restated to reflect the assets or earnings of FDL and ACMG.

Earnings Performance.  Net earnings available to common shareholders were $17.6 million for the year ended December 31, 2004, compared with $13.0 million for the year ended December 31, 2003.  This increase was primarily due to an increase in net interest income of $9.0 million after provision for loan and lease losses, and an increase in non-interest income of $10.8 million, offset by a $12.5 million increase in non-interest expense. Reported earnings per share on a fully diluted basis for 2004 were $0.78, versus $0.61 for the same period a year ago. Return on average assets was 1.13% for 2004, compared to 1.06% in 2003. Return on average common shareholders’ equity was 15.84% for the year ended December 31, 2004, versus 14.52% for the year ended December 31, 2003.

Net Interest Income.  Net interest income before provision for loan and lease losses was $60.1 million for the year ended December 31, 2004, an increase of $9.3 million, or 18%, compared with the year ended December 31, 2003.  The increase was primarily due to an increase of $284.2 million in interest earning assets due to the increase in investments and loans, partially offset by a decrease in the average yield in 2004 compared to 2003.  Although rates began to increase in the latter part of 2004, the Company’s net interest margin is still being impacted by lower yielding assets added to the balance sheet during 2002 and 2003, a time when rates were significantly depressed.  The decrease in the yield on loans reflects the increase in repricing of existing loans at lower rates. Yields on our interest-earning assets declined by 23 basis points to 5.39% for the year ended December 31, 2004, from 5.62% for the year ended December 31, 2003. Yields paid on interest-bearing liabilities dropped by 5 basis points during this same period. The overall result was a net interest margin of 4.18% for the year ended December 31, 2004, down from 4.40% for the year ended December 31, 2003.   See the section captioned “Net Interest Income” above for an analysis of our average interest-earning assets and liabilities, as well as the impact on our net interest income due to balance sheet volume and interest rate changes.

In order to reduce our asset sensitivity, the Company implemented an asset-liability strategy to use interest rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime.  During 2004, the Company entered into seven interest rate swaps with a total notional value of $105.0 million.  The swaps amortize over a four year period, with one-third of the notional balance amortizing in year two, one-third in year three and the remaining one-third in year four.  The Company receives a fixed rate and pays a variable rate based on the notional amounts.  During 2003, the Company also entered into an interest rate swap to convert its $20.0 million of fixed-rate junior subordinated debentures into a variable-rate.

Under the terms of these swaps, as of the end of 2004, the Company pays a weighted-average rate of 5.4% and receives 6.9%.  During 2004, the Company recognized an increase in net interest income of $1.4 million due to the interest rate swaps.  As the economy is currently in a rising rate environment, future rate increases by the FOMC could result in the weighted-average rate paid by the Company to exceed the fixed rate we receive.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $255,000 to $3.0 million for the year ended December 31, 2004, up from $2.8 million for the year ended December 31, 2003. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality have remained favorable as net charge-offs and non-performing loans and leases have actually decreased in 2004 compared to 2003, while average outstanding loan amounts have increased to $1.0 billion for 2004, up from $855.1 million for 2003.  At December 31, 2004, the allowance for loan and lease losses amounted to $14.7 million, or 1.32% of total loans and leases compared to 1.31% of total loans at December 31, 2003.

Noninterest Income.  The following table presents noninterest income for the years ended December 31, 2004 and 2003.

	Year ended December 31,
			Increase/(decrease)
(in thousands)	2004	2003	Amount	%
NONINTEREST INCOME
Deposit service charges	$2,829	$2,563	$266	10%
Other loan fees	679	720	(41)	(6)%
Trust and advisory income	3,644	2,346	1,298	55%
Insurance revenue	9,392	8,903	489	5%
Investment banking revenue	9,231	1,370	7,861	574%
Other income	1,443	810	633	78%
Gain on sale of other assets and securities	384	87	297	341%
Total noninterest income	$27,602	$16,799	$10,803	64%

The increase in trust and advisory income was primarily due to an increase in the market value of assets under management, due to both market increases and the number of clients represented by our investment management group.  ACMG’s revenues are dependent upon the market value of their assets under management.  As the equity markets have shown improvement, ACMG’s income has increased each quarter since we acquired them in 2003.  Discretionary assets under management increased to $509.3 million at the end of 2004, from $412.3 million at the end of 2003.  In addition, since the acquisition, ACMG’s client base has increased 43%.  The year 2004 also included a full 12 months of operations for ACMG, while 2003 only included nine months.

The increase in insurance revenue was primarily due to an increase in contingent commissions, employee benefit consulting commissions, and P&C commissions, offset by a decrease in life insurance commissions.  Contingent commissions are commissions received from insurance carriers related to policy renewals and the loss performance of the underwritten policies.  The Company earned $1.0 million in contingent commissions during 2004, compared to $0.5 million in 2003.  The Company’s employee benefits consulting division increased revenue 25% in 2004 to $2.2 million from $1.8 million in 2003.  In June 2004, the Company acquired a small employee benefit consulting book of business which contributed to this increase.  The Company also realized a 22% increase in revenues earned from its P&C division which totaled $1.7 million in 2004 compared to $1.4 million in 2003.  The year 2004 included a full 12 months of operations for FDL, while 2003 only included nine months.  FDL’s revenue during 2004 was $7.4 million compared to $7.3 million in 2003.  A significant portion of FDL’s revenue is transactional in nature, generated by the sale of life insurance policies where a considerable amount is earned when the policy is signed and a smaller amount is earned in subsequent years as the policy is renewed.  During 2004, $4.2 million was earned from this revenue stream compared to $5.0 million in 2003.

The increase in investment banking revenue during 2004 was due to a higher number of transactions closed during the year as compared to 2003.  In 2004, GMB closed 11 mergers and acquisitions (“M&A”) and five financial advisory transactions.  Conversely, in 2003 two M&A and two financial advisory transactions were closed.  The revenue earned from investment banking during 2004 was higher than any other year since we acquired GMB in 2001.  Although we continue to feel optimistic about the outlook for the M&A market and the GMB business model, we do not expect that GMB will replicate the operating results achieved in 2004.

The increase in other income is primarily due to a $0.5 million increase in the cash surrender value of bank-owned life insurance and a $0.1 million increase in foreign exchange fees.  The majority of our bank-owned life insurance was purchased in the latter part of 2003 and during 2004, thus providing a larger average balance on which to earn income during 2004.  The increase in foreign exchange fees is due to the enhancement of our international products during 2004.

During 2004, we rebalanced our investment portfolio by selling certain securities and purchasing other securities.  All of the securities sold were in a gain position, that did not impact the Company’s accounting for securities held in a loss position under current accounting guidance or the proposed guidance in EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  The increase in gains on sales of other assets and securities is primarily due to the sale of available-for-sale mortgage-backed securities.

Noninterest Expense.  Noninterest expense for 2004 includes the operations or ACMG and FDL for the full 12 months while 2003 only includes the nine months subsequent to the acquisition dates.  The following table presents noninterest expense for the years ended December 31, 2004 and 2003.

	Year ended December 31,
			Increase/(decrease)
(in thousands)	2004	2003	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$37,514	$28,039	$9,475	34%
Occupancy expenses, premises and equipment	9,427	7,994	1,433	18%
Amortization of intangibles	545	441	104	24%
Other operating expenses	9,323	7,863	1,460	19%
Total noninterest expenses	$56,809	$44,337	$12,472	28%

During 2004 our efficiency ratio improved to 65.1% from 65.7% for the comparable period in 2003.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Contributing to the overall increase in noninterest expense were the 2003 acquisitions of ACMG and FDL as previously noted.

Salaries and employee benefits have increased due to higher staffing levels to accommodate the growth of the franchise, annual merit increases, and increases in health insurance and other benefit costs.  There was also a substantial increase in the bonuses paid from our investment banking subsidiary to match the increase in their operating results.  In recognition of our exceptional operating results, the Board of Directors approved a special one-time bonus to all of our employees during 2004.  The Company also introduced a supplemental employee retirement plan for certain key executives during 2004.

Occupancy costs have increased due to the aforementioned acquisitions, the additions of the Northwest and Camelback locations during 2004, and the inclusion of the Tempe and Northeast bank locations for their first full year.  In addition, the Company is relocating a large part of its operations group from the Denver headquarters building to a nearby location in order to accommodate our Information Technology (“IT”) infrastructure and support operations growth.  An ongoing commitment to providing the highest level of technological service to our customers has also increased our depreciation and maintenance expense.

Other operating expenses have increased primarily in the areas of marketing, correspondent bank and federal reserve charges, OCC assessments, and miscellaneous operational losses.  Marketing costs continue to increase as a direct result of our growth initiatives as we attempt to increase our loan and deposit bases and grow our fee based business lines.  Our correspondent bank and federal reserve charges continue to increase as we grow and service high volume customers, which increases our correspondent and federal reserve activity.  Professional services have increased as we implement and explore new IT initiatives, as well as an increase in external accountant and consulting fees, which is partly due to the implementations of the provisions of the Sarbanes-Oxley Act of 2002.  Our operational losses are generally lower than industry average, but in 2004 we recognized a loss related to a bank robbery for which we recognized a loss equal to our insurance deductible.

Federal Income Taxes.  The provision for income taxes totaled $10.2 million during 2004, compared to $7.4 million during 2003.  The effective tax rates for 2004 and 2003 were 36.7% and 36.4%, respectively.

Comparison for the years ended December 31, 2003 and 2002

General.  The inclusion of the accounts of FDL and ACMG, which were acquired in April 2003 and accounted for under the purchase method of accounting contributed to the increases in non-interest income and non-interest expense for the year-ended December 31, 2003 as compared to the year-ended December 31, 2002.  In accordance with generally accepted accounting principles, the Company’s financial statements prior to the acquisition dates have not been restated to reflect the assets or earnings of FDL and ACMG.

Earnings Performance.  Net earnings available to common shareholders were $13.0 million for the year ended December 31, 2003, compared with $11.0 million for the year ended December 31, 2002.  This increase was primarily due to an increase in net interest income of $6.4 million after provision for loan and lease losses, and an increase in non-interest income of $7.1 million, offset by a $10.7 million increase in non-interest expense. Reported earnings per share on a fully diluted basis for 2003 were $0.61, versus $0.53 for the same period a year ago. Return on average assets was 1.06% for 2003, compared to 1.08% in 2002. Return on average common shareholders’ equity was 14.52% for the year ended December 31, 2003, versus 14.57% for the year ended December 31, 2002.

Net Interest Income.  Net interest income before provision for loan and lease losses was $50.8 million for the year ended December 31, 2003, an increase of $6.5 million, or 15%, compared with the year ended December 31, 2002.  The increase was primarily due to an increase of $191.6 million in interest earning assets due to the increase in investments and loans, partially offset by a decrease in the average yield in 2003 compared to 2002.  The Bank has historically maintained an asset-sensitive interest rate profile, and was negatively impacted by the decreasing rate environment of the past few years as rates on interest-earning assets decreased more quickly than rates on interest-bearing liabilities. The 50-basis-point decrease in the prime rate during the fourth quarter of 2002 and the 25-basis-point decrease that occurred towards the end of the second quarter of 2003 impacted our net interest income.  Mitigating the decreases in the prime rate was an interest rate swap the Company entered into in January of 2003.  The swap effectively converted our 10% junior subordinated debentures into a variable-rate liability based on a spread over three-month LIBOR, for a combined rate of 4.74% for the quarter ending December 31, 2003 and 5.34% for the year then ended.  Yields on our interest-earning assets declined by 83 basis points to 5.62% for the year ended December 31, 2003, from 6.45% for the year ended December 31, 2002. Yields paid on interest-bearing liabilities dropped by 79 basis points during this same period. The overall result was a net interest margin of 4.40% for the year ended December 31, 2003, down slightly from 4.56% for the year ended December 31, 2002.

Provision and Allowance for Loan and Lease Losses.  The provision for loan and lease losses increased by $170,000 to $2.8 million for the year ended December 31, 2003, up from $2.6 million for the year ended December 31, 2002. This increase was due to the increase in total loans and leases outstanding and is not reflective of a deterioration of credit quality. Key indicators of asset quality remained favorable as net charge-offs and non-performing loans and leases actually decreased in 2003 compared to 2002, while average outstanding loan amounts increased to $855.1 million for 2003, up from $737.1 million for 2002. At December 31, 2003, the allowance for loan and lease losses amounted to $12.4 million, or 1.31% of total loans and leases compared to 1.30% of total loans at December 31, 2002.

Noninterest Income.  The following table presents noninterest income for the years ended December 31, 2003 and 2002.

	Year ended December 31,
			Increase (decrease)
(in thousands)	2003	2002	Amount	%
NONINTEREST INCOME
Deposit service charges	$2,563	$2,074	$489	24%
Operating lease income	73	737	(664)	(90)%
Other loan fees	720	753	(33)	(4)%
Trust and advisory income	2,346	693	1,653	239%
Insurance revenue	8,903	1,612	7,291	452%
Investment banking revenue	1,370	2,769	(1,399)	(51)%
Other income	737	836	(99)	(12)%
Gain (loss) on sale of other assets	87	182	(95)	(52)%
Total noninterest income	$16,799	$9,656	$7,143	74%

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

The increase in trust and advisory income was primarily attributable to the acquisition of ACMG, which generated $1.5 million in investment advisory fees for the period subsequent to the acquisition date.  ACMG’s revenues are dependent upon the market value of their assets under management.  As the equity markets improved during the latter part of 2003, ACMG’s income has increased.  As of December 31, 2003, the Company had $412.3 million in assets under management, up from $94.3 million in 2002 due to the acquisition of ACMG.

The increases in noninterest income from insurance revenue and trust and advisory fees were offset by a $1.8 million net decrease in other fee-based areas.  Investment banking revenues were down $1.4 million in 2003 compared to 2002.  While the pipeline of engagements for GMB was steady, only two engagements were successfully closed during 2003.  However, the number of clients under engagement increased at December 31, 2003, compared to December 31, 2002.  Operating lease income has decreased $664,000 in 2003 to $73,000, compared to $737,000 in 2002.  This is a result of concentrating our marketing efforts in 2003 on originating loans, rather than leases.  We focused on generating loans, as opposed to leases, because the interest spreads on loans have been more favorable.  These decreases were partially offset by a $489,000 increase in service charges related to the growth in our customer and deposit base and the impact of our treasury management sales efforts.

Noninterest Expense.  Noninterest expense for 2003 includes the operations or ACMG and FDL for the nine months of 2003 subsequent to the acquisition dates.  The following table presents noninterest expense for the years ended December 31, 2003 and 2002.

	Year ended December 31,
			Increase (decrease)
(in thousands)	2003	2002	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$28,039	$20,189	$7,850	39%
Occupancy expenses, premises and equipment	7,994	6,185	1,809	29%
Depreciation on leases	77	603	(526)	(87)%
Amortization of intangibles	441	166	275	166%
Other operating expenses	7,786	6,457	1,329	21%
Total other expense	$44,337	$33,600	$10,737	32%

During 2003 our efficiency ratio increased to 65.7% from 62.6% for the comparable period in 2002.  In general, the increase in noninterest expense was due to the 2003 acquisitions as previously noted, and overall growth during the year.  Salary and benefits increased due to higher staffing levels to accommodate the growth of the franchise, annual merit increases, and increases in health insurance and other benefit costs.  Occupancy costs increased due to the aforementioned acquisitions, the additions of the Tempe and Northeast bank branches during 2003, and the inclusion of the Scottsdale branch for its first full year.  An ongoing commitment to providing the highest level of technological service to our customers increased our depreciation and maintenance expense.  Other operating expenses increased primarily in the areas of marketing, correspondent bank and federal reserve charges, FDIC and OCC assessments, professional services and fees paid to our board of directors.  The increase in marketing is a direct result of our growth initiatives as we concentrated on increasing our loan and deposit bases.  Our correspondent bank and federal reserve charges continue to increase as we grow and service high volume customers, which increases our correspondent and federal reserve activity.  Professional services increased as we implemented and explored new IT initiatives, as well as an increase in external accountant fees.  During 2003, we also amended our fee structure for the amounts paid to our board of directors to align the fees with the industry.

Federal Income Taxes.  The provision for income taxes totaled $7.4 million during 2003, compared to $6.7 million during 2002.  The effective tax rates for 2003 and 2002 were 36.4% and 37.7%, respectively.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments - which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors - are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  See Notes 3 and 16 of Notes to Consolidated Financial Statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines of $145.0 million with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure the borrowings. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At December 31, 2004, we had $247.3 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

At the holding company level, our primary source of funds are dividends paid from the Bank and our fee-based business lines, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.  See Item 1 “Business – Supervision and Regulation” and Note 17 of Notes to Consolidated Financial Statements of CoBiz for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends. In addition, as described above in “Business – The Holding Company – Capital Adequacy” and “Business — The Bank — Capital Adequacy”, federal regulations establish minimum requirements for the capital adequacy of the Company and the Bank. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to raise adequate capital through one of these financing sources, as needed.

Our fixed-rate junior subordinated debentures issued in 2000 become callable at par in June of 2005.  The Company is currently evaluating alternative funding sources, and it is likely that these debentures will be called.  The Company has entered into an interest-rate swap to convert these fixed-rate debentures into a variable rate that is accounted for as a fair-value hedge using the short-cut treatment allowed under SFAS 133, as amended.  To cancel this swap, the Company will have to pay a settlement amount to its counterparty.  As of December 31, 2004, the fair value of the swap, which is a liability to the Company, is $0.5 million.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the trusts are not included in the Company’s consolidated financial statements, $41.0 million of the $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board.  On February 28, 2005 the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $27.0 million if it had been in effect at December 31, 2004.  The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

Comparison for the years ended December 31, 2004 and 2003

Net cash provided by operating activities totaled $27.0 million and $17.9 million for the years ended December 31, 2004 and 2003, respectively.  The increase is primarily due to an increase in cash received from net interest income of $9.0 million and an increase in cash received from non-interest income of $11.2 million, offset by higher operating expenses.  During 2004, our average interest earning assets increased by $284.2 million, while our interest bearing liabilities only increased by $227.5 million.   The net increase in our interest earning assets helped drive our cash receipts from net interest income.  Our cash receipts from our fee-based business lines increased substantially, primarily due to the M&A transactions closed by GMB.  Our cash uses for operations continue to grow as we deploy our de novo strategy and grow our fee-based business lines.

Net cash used in investing activities totaled $307.6 million and $265.1 million for the years ended December 31, 2004 and 2003, respectively.  The increase in cash used in investing activities is primarily related to an increase in net loan and lease originations and repayments ($26.0 million) due to the growth of the Company; net additions to the investment portfolio, primarily mortgage backed securities ($14.9 million) that the Company uses to manage liquidity and interest rate risk; and an increase in cash paid for acquisitions due to the earn-out payments related to ACMG and FDL ($6.3 million). These increases were offset by a decrease in the cash paid for bank-owned life insurance during 2004 as compared to 2003 ($6.0 million).

Net cash provided by financing activities totaled $278.3 million and $248.6 million for the years ended December 31, 2004 and 2003, respectively.  The increase in net cash provided by financing activities is primarily attributed to an increase in cash inflows from total deposits ($85.6 million) and the increase in the issuance of junior subordinated debentures ($10.0 million) in 2004 as compared to 2003.  These increases were offset by a decrease in cash flows in wholesale borrowings ($66.4 million) including fed funds purchased, repurchase agreements and advances from the Federal Home Loan Bank during the year ended 2004 as compared to 2003.  The Company grew its deposit base during 2004, allowing us to reduce the level of wholesale borrowing (fed funds purchased, FHLB advances and street repurchase agreements) during 2004.  The issuance of the junior subordinated debentures in May 2004, was part of a strategy to obtain funds with a low cost of capital to finance our acquisitions and to provide capital to the Bank.

Comparison for the years ended December 31, 2003 and 2002

Net cash provided by operating activities totaled $17.9 million and $16.5 million for the years ended December 31, 2003 and 2002, respectively.  The increase was primarily due to the earnings of the Bank and earnings from the acquisition of FDL, offset by funding provided to GMB for its operational cash uses.  The Company also entered into an interest rate swap agreement during January 2003 that significantly reduced our cash outlays on our fixed-rate junior subordinated debentures.

Net cash used in investing activities totaled $265.1 million and $182.1 million for the years ended December 31, 2003 and 2002, respectively.  The increase in cash used in investing activities was primarily related to a significant net addition to the investment portfolio, primarily mortgage-backed securities ($47.7 million) that the Company uses to manage liquidity and interest rate risk; the purchase of bank-owned life insurance ($10.0 million) to offset future benefit costs; the acquisitions of ACMG and FDL ($1.3 million and $2.1 million, respectively); and an increase in net loan and lease originations and repayments ($21.2 million) due to the growth of the Company.

Net cash provided by financing activities totaled $248.6 million and $180.0 million for the years ended December 31, 2003 and 2002, respectively.  The increase in net cash provided by financing activities was primarily attributed to an increase in net advances from the Federal Home Loan Bank ($119.6 million), an increase in cash flows from securities sold under agreement to repurchase ($39.0 million) and the issuance of junior subordinated debentures ($20.6 million), offset by reduced cash inflows from total deposits and federal funds purchased ($109.7 million) during the year ended 2003 as compared to 2002.  Although the Company grew its deposit base during 2003, it did not increase at the same level as in 2002, primarily due to the soft economy in Colorado.  As a result, the Company increased its level of wholesale borrowing (FHLB advances and street repurchase agreements) during 2003.  The issuance of the junior subordinated debentures in September 2003, was part of a strategy to obtain funds with a low cost of capital to finance our acquisitions and to provide capital to the Bank.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of December 31, 2004:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Short-term obligations (1)	$302,909	$—	$—	$—	$302,909
FHLB advances	45,000	—	—	—	45,000
Long-term obligations (2)	21,650	—	—	50,517	72,167
Operating lease obligations	4,107	8,263	7,151	7,553	27,074
Total contractual obligations	$373,666	$8,263	$7,151	$58,070	$447,150

(1)          Short-term obligations are comprised of the Company’s obligations under repurchase agreements, federal funds purchased and the accrued earn-out payments owed to the former shareholders of ACMG and GMB.

(2)          Long-term obligations are comprised of the junior subordinated debentures described in Note 10 of Notes to Consolidated Financial Statements.

The Company has also committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  Other than the ACMG and GMB earn-out payments for 2004 included in short-term obligations, all other future earn-out payments have been excluded from the above table as the amount of future payments to be made, if any, are unknown.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$267,800	$127,671	$20,970	$653	$417,094
Standby letters of credit	17,061	1,303	—	—	18,364
Commercial letters of credit	7,866	1,150	—	—	9,016
Unfunded commitments for unconsolidated investments	9,006	—	—	—	9,006
Company guarantees	1,384	—	—	—	1,384
Total commitments	$303,117	$130,124	$20,970	$653	$454,864

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement, and financing needs of its customers.  These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  Credit risk is the principal risk associated with these instruments.  The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable.  Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary.

Approximately $16.5 million of total commitments at December 31, 2004 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at December 31, 2004 do not represent amounts that will ultimately be received or paid under the contract, they are excluded from the table above.

Lending Activities

General.  We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit and equipment lease financing, including both operating and direct financing leases. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million and businesses and individuals with borrowing requirements of $250,000 to $10.0 million.  At December 31, 2004, substantially all of our outstanding loans and leases were to customers within Colorado and Arizona.

Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review.  We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Chief Credit Officer.  During 2004, the Company established a new senior credit officer position to oversee the real estate portfolio. All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the boards of directors of the Bank and CoBiz. The loan and lease portfolio is also monitored regularly by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of the boards of directors.

Composition of Loan and Lease Portfolio.  The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$386,954	35.2	$308,174	33.1	$254,389	32.3	$197,595	29.5
Real estate – mortgage	527,266	47.9	454,865	48.8	366,841	46.5	303,555	45.2
Real estate – construction	121,138	11.0	109,326	11.7	114,753	14.6	119,022	17.8
Consumer	65,792	6.0	61,049	6.6	50,853	6.4	40,840	6.1
Direct financing leases – net	13,157	1.2	10,201	1.1	12,033	1.5	17,901	2.7
Loans and leases	$1,114,307	101.3	$943,615	101.3	$798,869	101.3	$678,913	101.3
Less allowance for loan and lease losses	(14,674)	(1.3)	(12,403)	(1.3)	(10,388)	(1.3)	(8,872)	(1.3)
Net loans and leases	$1,099,633	100.0	$931,212	100.0	$788,481	100.0	$670,041	100.0

Under federal law, the aggregate amount of loans we may make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan and lease losses. At December 31, 2004, our individual legal lending limit was $21.5 million. Our board of directors has established an internal lending limit of $10.0 million for normal credit extensions and $12.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2004 and 2003, the outstanding balances of loan participations sold by us were $44.1 million and $35.5 million, respectively. We have retained servicing rights on all loan participations sold.  At December 31, 2004 and 2003, we had loan participations purchased from other banks totaling $24.7 million and $10.8 million, respectively.  We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank.  The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.  The majority of the loan relationships exceeding $3.0 million are in our real estate and construction portfolios.

	2004		2003
Credit Relationships	Number of Relationships	% of Loan Portfolio	Number of Relationships	% of Loan Portfolio
Greater than $6.0 million	9	6.00%	6	4.60%
$3.0 million to $6.0 million	44	15.80%	31	12.70%
$1.0 million to $3.0 million	231	33.50%	199	34.90%
$0.5 million to $1.0 million	294	18.60%	270	20.00%
Less than $0.5 million	4,791	26.10%	4,713	27.80%
	5,369	100.00%	5,219	100.00%

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  See Note 16 of Notes to Consolidated Financial Statements for additional discussion on our commitments.

Commercial Loans. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by Standard Industrial Classification code (“SIC”).

	2004		2003
Commercial Loans by SIC Code (in thousands)	Balance	% of Commercial Loan Portfolio	Balance	% of Commercial Loan Portfolio
Finance and Insurance	$112,205	29.00%	$106,165	34.45%
Services	99,822	25.79%	84,725	27.50%
Construction	38,303	9.90%	25,308	8.21%
Wholesale trade	40,529	10.47%	29,999	9.73%
Manufacturing	44,103	11.40%	22,804	7.40%
Retail trade	26,457	6.84%	15,222	4.94%
All other	25,535	6.60%	23,951	7.77%
	$386,954	100.00%	$308,174	100.00%

Real Estate Mortgage Loans.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to twenty years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (“SBA”) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as US Department of Agriculture (“USDA”) Rural Development loans.  As of December 31, 2004, approximately 1.3% of our outstanding loans were guaranteed by the SBA and 1.6% were guaranteed by the USDA.  We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

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

The following tables summarize the Company’s real estate portfolio, segregated by property type and the geographical regions in which we operate.

	2004		2003
Real Estate by Type (in thousands)	Balance	% of Real Estate Loan Portfolio	Balance	% of Real Estate Loan Portfolio
Commercial owner	$236,086	44.78%	$204,474	44.95%
Commercial investor	155,460	29.48%	149,166	32.80%
Residential owner	21,021	3.99%	19,425	4.27%
Residential investor	37,326	7.08%	26,398	5.80%
Land acquisition	77,373	14.67%	55,402	12.18%
	$527,266	100.00%	$454,865	100.00%

	2004		2003
Geographic Area	Number of Relationships	% of Real Estate Loan Portfolio	Number of Relationships	% of Real Estate Loan Portfolio
COLORADO
Denver	137	13.26%	145	15.57%
Boulder	144	11.42%	123	10.64%
Eagle	74	10.99%	58	7.30%
Arapahoe	114	10.43%	126	13.24%
Jefferson	117	10.19%	106	9.79%
Adams	50	5.24%	43	4.70%
Douglas	37	4.33%	39	3.46%
Larimer	15	1.55%	15	1.46%
Weld	9	1.04%	10	0.96%
All others	37	1.77%	44	4.99%
Subtotal Colorado	734	70.22%	709	72.11%
ARIZONA
Maricopa	210	24.17%	168	21.48%
Mojave	6	0.99%	6	1.19%
Navajo	6	0.90%	5	1.00%
Pima	4	0.84%	5	0.70%
All others	25	2.88%	100	3.52%
Subtotal Arizona	251	29.78%	284	27.89%
Total	985	100.00%	993	100.00%

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

	At December 31,
(in thousands)	2004	2003	2002	2001	2000
Nonperforming loans and leases:
Loans and leases 90 days or more delinquent and still accruing interest	$76	$—	$8	$32	$37
Nonaccrual loans and leases	1,313	1,519	2,434	2,206	467
Total nonperforming loans and leases	1,389	1,519	2,442	2,238	504
Repossessed assets	38	60	6	—	—
Total nonperforming assets	$1,427	$1,579	$2,448	$2,238	$504
Allowance for loan and lease losses	$14,674	$12,403	$10,388	$8,872	$6,819
Ratio of nonperforming assets to total assets	0.08%	0.11%	0.22%	0.24%	0.07%
Ratio of nonperforming loans and leases to total loans and leases	0.12%	0.16%	0.31%	0.33%	0.10%
Ratio of allowance for loan and lease losses to total loans and leases	1.32%	1.31%	1.30%	1.31%	1.30%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	1056.44%	816.52%	425.39%	396.43%	1352.98%

Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan or lease is generally placed on nonaccrual status when it becomes 90 days past due. When a loan or lease is placed on nonaccrual status, all accrued and unpaid interest on the loan or lease is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan or lease balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan or lease are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan or lease, which may necessitate additional charges to earnings. Restructured loans and leases are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans and leases is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2004, 2003, and 2002 if our nonaccrual and restructured loans and leases had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans and leases actually included in our net income for such periods, was not material. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan. In addition to the nonperforming assets described above, at December 31, 2004, we had 56 loan and lease relationships considered by management to be potential problem loans or leases, with outstanding principal totaling approximately $19.5 million. A potential problem loan or lease is one as to which management has concerns about the borrower’s future performance under the terms of the loan or lease contract. For our protection, management monitors these loans and leases closely. These loans and leases are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan or lease being classified as nonperforming. The level of potential problem loans and leases is factored into the determination of the adequacy of the allowance for loan and lease losses.

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

	For the year ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Balance of allowance for loan and lease losses at beginning of period	$12,403	$10,388	$8,872	$6,819	$5,171
Charge-offs:
Commercial	414	323	552	119	189
Real estate — mortgage	410	204	65	72	16
Consumer	88	60	75	44	67
Direct financing leases	55	339	903	179	225
Total charge-offs	967	926	1,595	414	497
Recoveries:
Commercial	83	37	371	55	37
Real estate — mortgage	15	—	17	16	—
Consumer	34	41	3	18	20
Direct financing leases	91	103	130	16	2
Total recoveries	223	181	521	105	59
Net charge-offs	(744)	(745)	(1,074)	(309)	(438)
Provisions for loan and lease losses charged to operations	3,015	2,760	2,590	2,362	2,086
Balance of allowance for loan and lease losses at end of period	$14,674	$12,403	$10,388	$8,872	$6,819
Ratio of net charge-offs to average loans and leases	0.07%	0.09%	0.15%	0.05%	0.10%
Average loans and leases outstanding during the period	$1,029,538	$855,085	$737,151	$591,741	$459,684

Additions to the allowance for loan and lease losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan and lease portfolio. Loans and leases charged off, net of amounts recovered from such loans and leases, reduce the allowance for loan and lease losses. The amount of the allowance is a function of the levels of loans and leases outstanding, the level of non-performing loans and leases, historical loan and lease loss experience, the amount of loan and lease losses actually charged against the reserve during a given period, and current and anticipated economic conditions. At December 31, 2004, the allowance for loan and lease losses equaled 1.32% of total loans and leases. Federal regulatory agencies, as part of their examination process, review our loans and leases and allowance for loan and lease losses. We believe that our allowance for loan and lease losses is adequate to cover anticipated loan and lease losses. However, management may determine a need to increase the allowance for loan and lease losses, or regulators, when reviewing the Bank’s loan and lease portfolio in the future, may request the Bank to increase such allowance. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and lease losses will not exceed the allowance for loan and lease losses.

The following table sets forth the allowance for loan and lease losses by category to the extent specific allocations have been determined relative to particular categories of loans or leases.

	At December 31,
	2004		2003		2002		2001		2000
(in thousands)	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
Commercial	$4,725	34.7%	$3,058	32.6%	$2,251	31.8%	$2,330	29.6%	$2,302	30.2%
Real estate — mortgage	3,987	47.3%	3,322	48.2%	2,759	45.9%	1,920	44.4%	1,102	45.1%
Real estate — construction	758	10.9%	1,138	11.6%	799	14.4%	652	17.4%	572	14.5%
Consumer	599	5.9%	381	6.5%	414	6.4%	240	6.0%	210	5.6%
Direct financing leases	76	1.2%	234	1.1%	773	1.5%	505	2.6%	215	4.6%
Unallocated	4,529	—	4,270	—	3,392	—	3,225	—	2,418	—
Total	$14,674	100.0%	$12,403	100.0%	$10,388	100.0%	$8,872	100.0%	$6,819	100.0%

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

Investments

Our investment portfolio is comprised primarily of securities rated “AAA” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one- to five-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency-backed securities.  Our investment strategies are reviewed in monthly meetings of the asset and liability management committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

•                  Maximize safety and soundness.

•                  Provide adequate liquidity.

•                  Maximize rate of return within the constraints of applicable liquidity requirements.

•                  Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
(in thousands)	2004	2003	2002
Mortgage-backed securities	$399,478	$343,556	$252,360
Trust preferred securities	25,930	11,354	7,500
State, municipal and government bonds	48,111	3,927	4,622
Federal Reserve and FHLB stock	9,038	7,617	6,131
Other investments	4,613	3,195	1,675
Total	$487,170	$369,649	$272,288

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2004.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$269,754	3.20%	$63,712	3.07%	$40,249	3.78%	$25,763	4.89%	$399,478	3.34%
Trust Preferred securities	—	—	—	—	—	—	25,930	7.77%	25,930	7.77%
State and municipal bonds	—	—	44,601	3.08%	1,573	3.36%	1,937	5.13%	48,111	3.17%
Federal Reserve and FHLB stock	—	—	—	—	—	—	9,038	4.26%	9,038	4.26%
Other investments	2,177	6.42%	—	—	—	—	2,436	13.78%	4,613	10.31%
Total	$271,931	3.22%	$108,313	3.07%	$41,822	3.76%	$65,104	6.29%	$487,170	3.65%

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. At December 31, 2004, $356.0 million, or 31%, of our deposits were noninterest-bearing deposits. We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance we will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. We have not actively sought brokered deposits and do not currently intend to do so. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2004		2003		2002
(in thousands)	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate	Average balance	Weighted average interest rate
NOW and money market accounts	$398,352	0.82%	$318,401	0.76%	$268,910	1.31%
Savings	9,642	0.35%	8,465	0.45%	6,691	0.75%
Certificates of deposit under $100,000	76,033	2.41%	124,714	2.68%	119,901	3.65%
Certificates of deposit $100,000 and over	226,113	1.97%	189,650	2.28%	173,422	3.18%
Total interest-bearing deposits	710,140	1.35%	641,230	1.58%	568,924	2.37%
Noninterest-bearing demand deposits	329,651	—	261,207	—	183,721	—
Total deposits	$1,039,791	0.92%	$902,437	1.12%	$752,645	1.79%

Maturities of certificates of deposit of $100,000 and more are as follows:

Remaining Maturity (in thousands)	At December 31, 2004
Remaining maturity:
Less than three months	$107,832
Three months up to six months	77,560
Six months up to one year	38,534
One year and over	16,919

Total	$240,845

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka (“FHLB”). The following table sets forth information relating to our short-term borrowings.

	At or for the year ended December 31,
(in thousands)	2004	2003	2002
Federal funds purchased
Balance at end of period	$67,150	$2,300	$8,700
Average balance outstanding for the period	39,805	13,449	5,330
Maximum amount outstanding at any month end during the period	67,150	20,200	17,450
Weighted average interest rate for the period	1.54%	1.31%	1.90%
Weighted average interest rate at period end	2.43%	1.15%	1.25%
Securities sold under agreement to repurchase
Balance at end of period	$233,221	$186,410	$115,517
Average balance outstanding for the period	233,460	134,343	108,719
Maximum amount outstanding at any month end during the period	283,207	186,410	135,408
Weighted average interest rate for the period	1.43%	1.21%	1.39%
Weighted average interest rate at period end	1.64%	1.23%	1.05%
FHLB advances
Balance at end of period	$45,000	$94,548	$30,560
Average balance outstanding for the period	59,134	60,111	55,780
Maximum amount outstanding at any month end during the period	85,420	94,548	76,200
Weighted average interest rate for the period	1.48%	1.54%	2.28%
Weighted average interest rate at period end	2.34%	1.34%	2.51%

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument.  SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.  As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123.  Currently, the Company offers several stock option plans and an employee share purchase plan that will be impacted by this Statement.  The quantitative impact of this Statement on the Company will depend upon various factors, among them being the Company’s future compensation strategy which is currently being evaluated.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method.   On September 30, 2004, the FASB Board issued Staff Position FSP No. EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1.  During the delay, the guidance in SEC Staff Accounting Bulletin Topic 5M “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are the standards for determining other-than-temporary impairments.  The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2004 as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2004 will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	(5.9)%	(4.1)%	—	2.0%	3.4%
Market value of equity	(13.0)%	(9.2)%	—	9.1%	16.1%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and leases and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2004, our cumulative interest rate gap for less than one year was a positive 2.77%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2004. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.  For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 19 of Notes to Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2004
(in thousands)	Less than three months	Three months to less than one year	One to five years	Over five years	Total
Interest-earning assets:
Fixed rate loans	$11,001	$35,669	$141,237	$26,677	$214,584
Floating rate loans	540,291	30,985	309,260	6,030	886,566
Lease financing	138	1,208	6,799	5,012	13,157
Investment securities held to maturity and available for sale	73,852	198,079	108,313	106,926	487,170
Total interest-earning assets	$625,282	$265,941	$565,609	$144,645	$1,601,477

Interest-bearing liabilities:
NOW and money market accounts	$8,393	$188,752	$227,966	$37,902	$463,013
Savings	481	1,047	5,235	3,921	10,684
Time deposits under $100,000	26,408	16,583	24,746	8,757	76,494
Time deposits $100,000 and over	107,832	77,560	38,534	16,919	240,845
Securities and loans sold under agreements to repurchase and federal funds purchased	300,371	—	—	—	300,371
Federal Home Loan Bank advances	45,000	—	—	—	45,000
Junior subordinated debentures	51,017	20,620	—	—	71,637
Total interest-bearing liabilities	$539,502	$304,562	$296,481	$67,499	$1,208,044

Interest rate gap	$85,780	$(38,621)	$269,128	$77,146	$393,433

Cumulative interest rate gap	$85,780	$47,159	$316,287	$393,433

Cumulative interest rate gap to total assets	5.05%	2.77%	18.61%	23.15%

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

We have focused on maintaining balance between interest-rate-sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.

The following table presents, at December 31, 2004, loans and leases by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2004
(in thousands)	Less than one year	One to five years	Over five years	Total
Commercial	$252,261	$127,512	$7,181	$386,954
Real estate – mortgage	196,260	305,555	25,451	527,266
Real estate – construction	107,052	14,086	—	121,138
Consumer	62,373	3,344	75	65,792
Direct financing leases – net	1,346	6,799	5,012	13,157

Total loans and leases	$619,292	$457,296	$37,719	$1,114,307

At December 31, 2004, of the $390.0 million of loans and leases with maturities of one year or more, approximately $167.9 million were fixed rate loans and leases and $222.1 million were variable-rate loans and leases.

Item 7B.  Risk Factors

Changes in economic conditions may cause us to incur loan and lease losses.

The inability of borrowers to repay loans and leases can erode our earnings and capital.  Our loan and lease portfolio is somewhat less diversified than that of a traditional community bank because it includes a higher concentration of larger commercial loans.  Substantially all of our loans and leases are to businesses and individuals in the Denver and Phoenix metropolitan areas, and any economic decline in these market areas could impact us adversely.

Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans and leases according to their terms and that any collateral securing the payment of their loans and leases may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan and lease portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, although our level of delinquencies historically has been low, we have been increasing and expect to continue to increase the number and amount of loans and leases we originate and we cannot assure you that we will not experience an increase in delinquencies and losses as these loans and leases continue to age, particularly if the favorable economic conditions in Colorado and Arizona reverse.  The actual amount of future provisions for loan and lease losses cannot now be determined and may exceed the amounts of past provisions.  Additions to our allowance for loan and lease losses would decrease our net income.

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Rental income may not rise sufficiently over time to meet increases in the loan rate at repricing or increases in operating expenses, such as utilities and taxes. As a result, impaired loans may be more difficult to identify without some seasoning. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our consumer loans generally have a higher risk of default than our other loans. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Repayment of our direct financing leases is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these leases may fluctuate in value. Leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Generally, leases finance 100% of the cost of the equipment, which represents the underlying collateral. The collateral securing equipment leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

We may experience difficulties in managing our growth.

As part of our strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo branch openings or new bank formations. We believe that it may take up to eighteen months for new banking facilities to first achieve operational profitability, due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake growth initiatives, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

In addition, we may acquire financial institutions and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage such growth. Acquiring other financial institutions and businesses involves risks commonly associated with acquisitions, including:

•                  potential exposure to unknown or contingent liabilities of financial institutions and other businesses we acquire;

•                  exposure to potential asset quality issues of the acquired banks or businesses;

•                  difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•                  potential disruption to our business;

•                  potential diversion of our management’s time and attention; and

•                  the possible loss of key employees and customers of the banks and businesses we acquire.

We rely heavily on our management, and the loss of any of our senior officers may adversely affect our operations.

Consistent with our policy of focusing growth initiatives on the recruitment of qualified personnel, we are highly dependent on the continued services of a small number of our executive officers and key employees. The loss of the services of any of these individuals could adversely affect our business, financial condition, results of operations and cash flows. The failure to recruit and retain key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in interest rates may affect our profitability.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.

Our business and financial condition may be adversely affected by an increase in competition.

The banking business in the Denver and Phoenix metropolitan areas is highly competitive and is currently dominated by a number of large regional financial institutions. In addition to these regional banks, there are a number of smaller commercial banks that operate in these areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions and mortgage bankers. In addition to traditional financial institutions, we also compete for loans with brokerage and investment banking companies and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

By virtue of their larger capital bases or affiliation with larger multibank holding companies, many of our competitors have substantially greater capital resources and lending limits than we have and perform other functions that we offer only through correspondents. Interstate banking and unlimited state-wide branch banking are permitted in Colorado and Arizona. As a result, we have experienced, and expect to continue to experience, greater competition in our primary service areas. Our business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized financial service holding companies.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We may be required to make capital contributions to the bank if it becomes undercapitalized.

Under federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized bank subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank in an amount equal to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with applicable capital standards. Therefore, it is possible that we will be required to contribute capital to our subsidiary bank or any other bank that we may acquire in the event that such bank becomes undercapitalized. If we are required to make such capital contribution at a time when we have other significant capital needs, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or stockholders. As a financial holding company, we are also subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2004, are unaudited and, in the opinion of CoBiz management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
(In thousands, except per share amounts)	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Interest income	$21,985	$19,992	$18,468	$17,021	$16,984	$16,348	$15,969	$15,708
Interest expense	5,332	4,573	3,899	3,583	3,527	3,382	3,541	3,784
Net interest income	16,653	15,419	14,569	13,438	13,457	12,966	12,428	11,924
Net income	5,313	4,806	3,952	3,555	3,850	3,300	3,225	2,655

Earnings per share - basic (1)	$0.24	$0.22	$0.18	$0.17	$0.19	$0.16	$0.16	$0.13
Earnings per share - diluted (1)	$0.23	$0.21	$0.18	$0.16	$0.17	$0.16	$0.15	$0.13

(1)          Basic and diluted earnings per share for the quarters prior to June 30, 2004, differ from the amounts filed in the Form 10-Qs as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at April 26, 2004. The per share amounts above have been changed to give retroactive effect to the stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.  In addition, during the fourth quarter of 2004 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in the consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions of CoBiz

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	The following documents are filed as part of this Annual Report on Form 10-K:

Managements Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)	Exhibits and Index of Exhibits.
	(1)(2)2		Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

	(2)(3)3.1		Amended and Restated Articles of Incorporation of the Registrant.

	(2)	3.2	Amendment to Articles of Incorporation.

	(9)	3.3	Amendment to Articles of Incorporation.

	(2)	3.4	Amended and Restated Bylaws of the Registrant.

	(8)	3.5	Amendment to Bylaws.

	(4)	4.1	Form of Indenture.

	(4)	4.2	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1).

	(4)	4.3	Certificate of Trust.

	(4)	4.4	Form of Trust Agreement.

	(4)	4.5	Form of Amended and Restated Trust Agreement.

	(4)	4.6	Form of Capital Securities Certificate (included as an exhibit to Exhibit 4.5).

	(4)	4.7	Form of Capital Securities Guarantee Agreement.

	(4)	4.8	Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5).

	(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

	(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

	(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

	+(2)	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

	+(2)	10.5	Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

	+(2)	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at January 3, 1998, by and between CoBiz Inc. and Richard J. Dalton.

(5)	10.9	Lease Agreement between Kesef, LLC and CoBiz Inc.

(6)	10.10	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(7)	10.11	2000 Employee Stock Purchase Plan.

(8)	10.12	2002 Equity Incentive Plan.

(10)	10.13	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(11)	10.14	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(11)	10.15	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.16	Employment Agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

(12)	10.17	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

	10.18	Supplemental Executive Retirement Plan

(11)	14	Code of Conduct and Ethics.

21	List of subsidiaries.

23	Consent of Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

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

(8)                      Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.

(9)                      Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 14, 2003.

(10) Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(11) Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(12) Incorporated herein by reference from the Registrant’s Periodic Report on Form 8-K, as filed on November 23, 2004.

+                             Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of exhibit.  Such portions have been redacted.

(b)	Exhibits - See exhibit index included in Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

CoBiz Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 14, 2005

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz		March 14, 2005

/s/ Richard J. Dalton	President
Richard J. Dalton		March 14, 2005

/s/ Harold F. Mosanko	Director
Harold F. Mosanko		March 14, 2005

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 14, 2005

/s/ Troy R. Dumlao	Vice President and Controller
Troy R. Dumlao		March 14, 2005

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 14, 2005

/s/ Jerry W. Chapman	Director
Jerry W. Chapman		March 14, 2005

/s/ Thomas M. Longust	Director
Thomas M. Longust		March 14, 2005

/s/ Evan Makovsky	Director
Evan Makovsky		March 14, 2005

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 14, 2005

/s/ Howard R. Ross	Director
Howard R. Ross		March 14, 2005

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 14, 2005

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		March 14, 2005

/s/ Mary M. White	Director
Mary M. White		March 14, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Statements of Condition at December 31, 2004 and 2003	F-6

Consolidated Statements of Income and Comprehensive Income for the Years Ended
December 31, 2004, 2003, and 2002	F-8

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2004, 2003, and 2002	F-10

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003, and 2002	F-11

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2004, 2003, and 2002	F-13

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CoBiz Inc. and Subsidiaries, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing under the heading “Report of Independent Registered Public Accounting Firm”, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CoBiz Inc.

Denver, Colorado

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that CoBiz Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated statements of condition as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Denver, Colorado

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CoBiz Inc.

Denver, Colorado

We have audited the accompanying consolidated statements of condition of CoBiz Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CoBiz Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Denver, Colorado

March 11, 2005

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2004 AND 2003

(In thousands, except per share amounts)

ASSETS	2004	2003

Cash and due from banks	$32,345	$34,659

Investment securities available for sale (cost of $473,485 and $358,315, respectively)	472,323	357,253
Investment securities held to maturity (fair value of $1,222 and $1,614, respectively)	1,196	1,584
Other investments	13,651	10,812

Total investments	487,170	369,649

LOANS AND LEASES, Net of allowance loan and lease losses of $14,674 and $12,403, respectively	1,099,633	931,212

GOODWILL	37,581	34,095

INTANGIBLE ASSETS, Net of amortization of $1,242 and $697, respectively	3,598	3,601

BANK-OWNED LIFE INSURANCE	15,552	10,882

PREMISES AND EQUIPMENT, Net of depreciation of $12,707 and $10,236, respectively	8,320	6,973

ACCRUED INTEREST RECEIVABLE	5,448	4,120

DEFERRED INCOME TAXES	4,304	3,738

OTHER	5,610	4,948

TOTAL ASSETS	$1,699,561	$1,403,877

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003

LIABILITIES:
Deposits:
Demand	$355,974	$304,324
NOW and money market	463,013	348,518
Savings	10,684	8,804
Certificates of deposit	317,339	297,532

Total deposits	1,147,010	959,178

Federal funds purchased	67,150	2,300
Securities sold under agreements to repurchase	233,221	186,410
Advances from the Federal Home Loan Bank	45,000	94,548
Accrued interest and other liabilities	13,458	25,207
Junior subordinated debentures	71,637	40,570

Total liabilities	1,577,476	1,308,213

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $.01 par value—2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value—25,000,000 shares authorized; 21,950,759 and 20,742,324 issued and outstanding, respectively	220	208
Additional paid-in capital	65,890	53,194
Retained earnings	56,840	42,919
Accumulated other comprehensive (loss), net of income tax of $(531) and $(405), respectively	(865)	(657)

Total shareholders’ equity	122,085	95,664

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,699,561	$1,403,877

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands, except per share amounts)

	2004	2003	2002

INTEREST INCOME:
Interest and fees on loans and leases	$62,763	$53,044	$50,717
Interest on investments:
Taxable securities	13,992	11,414	11,264
Nontaxable securities	200	257	248
Dividends on securities	366	279	304
Federal funds sold and other	145	15	52

Total interest income	77,466	65,009	62,585

INTEREST EXPENSE:
Interest on deposits	9,582	10,132	13,459
Interest on short-term borrowings and advances from the Federal Home Loan Bank	4,823	2,725	2,888
Interest on junior subordinated debentures	2,982	1,377	2,000

Total interest expense	17,387	14,234	18,347

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	60,079	50,775	44,238

PROVISION FOR LOAN AND LEASE LOSSES	3,015	2,760	2,590

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	57,064	48,015	41,648

NONINTEREST INCOME:
Service charges	2,829	2,563	2,074
Advisory and trust fee income	3,644	2,346	693
Insurance income	9,392	8,903	1,612
Investment banking income	9,231	1,370	2,769
Other income	2,506	1,617	2,508

Total noninterest income	27,602	16,799	9,656

NONINTEREST EXPENSE:
Salaries and employee benefits	37,514	28,039	20,189
Occupancy expenses, premises and equipment	9,427	7,994	6,185
Amortization of intangibles	545	441	166
Other	9,323	7,863	7,060

Total noninterest expense	56,809	44,337	33,600

	2004	2003	2002

INCOME BEFORE INCOME TAXES	$27,857	$20,477	$17,704

PROVISION FOR INCOME TAXES	10,231	7,447	6,677

NET INCOME	17,626	13,030	11,027

UNREALIZED (DEPRECIATION) APPRECIATION ON SECURITIES AVAILABLE FOR SALE AND CASH FLOW HEDGES—Net of tax	(208)	(3,349)	1,573

COMPREHENSIVE INCOME	$17,418	$9,681	$12,600

EARNINGS PER SHARE:
Basic	$0.81	$0.64	$0.56

Diluted	$0.78	$0.61	$0.53

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares Issued	Amount

BALANCE—January 1, 2002	19,664,027	$197	$45,101	$24,386	$1,119	$70,803
Options exercised	127,156	3	453	—	—	456
Employee stock purchase plan	40,043	—	315	—	—	315
Dividends paid-common ($.13 per share)	—	—	—	(2,518)	—	(2,518)
Warrants exercised	76,773	—	—	—	—	—
Tax effect of non-qualified stock options	—	—	348	—	—	348
Net change in unrealized appreciation on investment securities available for sale, net of income taxes of $969	—	—	—	—	1,573	1,573
Net income	—	—	—	11,027	—	11,027

BALANCE—December 31, 2002	19,907,999	200	46,217	32,895	2,692	82,004
Options exercised	175,691	2	636	—	—	638
Employee stock purchase plan	53,605	—	459	—	—	459
Dividends paid-common ($.15 per share)	—	—	—	(3,006)	—	(3,006)
Tax effect of non-qualified stock options	—	—	178	—	—	178
Conversion of GMB Class B shares	110,727	1	999	—	—	1,000
Acquisition of Financial Designs Ltd.	333,472	3	3,207	—	—	3,210
Acquisition of Alexander Capital Management Group	160,830	2	1,498	—	—	1,500
Net change in unrealized depreciation on investment securities available for sale, net of income taxes of $2,062	—	—	—	—	(3,349)	(3,349)
Net income	—	—	—	13,030	—	13,030

BALANCE—December 31, 2003	20,742,324	208	53,194	42,919	(657)	95,664
Options exercised	277,855	3	1,264	—	—	1,267
Employee stock purchase plan	72,354	1	759	—	—	760
Dividends paid-common ($.17 per share)	—	—	—	(3,705)	—	(3,705)
Tax effect of non-qualified stock options	—	—	643	—	—	643
Acquisition of insurance book of business	7,290	—	100	—	—	100
Earn-out payment for Financial Designs Ltd.	813,948	8	9,441	—	—	9,449
Earn-out payment for Alexander Capital Management Group	36,988	—	489	—	—	489
Net change in unrealized depreciation on investment securities available for sale and cash flow hedges, net of income taxes of $126	—	—	—	—	(208)	(208)
Net income	—	—	—	17,626	—	17,626

BALANCE—December 31, 2004	21,950,759	$220	$65,890	$56,840	$(865)	$122,085

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,626	$13,030	$11,027
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,759	1,132	425
Depreciation and amortization	3,538	3,140	2,839
Provision for loan and lease losses	3,015	2,760	2,590
FHLB stock dividend	(225)	—	—
Deferred income taxes	(638)	(434)	(155)
Minority interest	71	(3)	(6)
Gain on sale of premises and equipment and investment securities	(384)	(87)	(182)
Cash surrender value earnings on bank owned life insurance	(671)	(147)	(43)
Changes in:
Accrued interest receivable	(1,328)	(227)	(281)
Other assets	(1,150)	(1,548)	(358)
Accrued interest and other liabilities	5,386	290	632

Net cash provided by operating activities	26,999	17,906	16,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,686)	(1,767)	(1,211)
Purchase of investment securities available for sale	(281,277)	(210,300)	(135,355)
Maturities of investment securities held to maturity	386	654	868
Proceeds from maturities of investment securities available for sale	127,898	108,748	80,673
Proceeds from sale of investment securities available for sale	36,818	—	—
Net cash paid in earn-out of Alexander Capital Management Group	(326)	(1,277)	—
Net cash paid in earn-out of Financial Designs Ltd.	(9,449)	(2,140)	—
Purchase of bank-owned life insurance	(4,000)	(10,000)	—
Loan and lease originations and repayments, net	(171,436)	(145,485)	(124,262)
Purchase of intangible assets	(441)	(162)	(176)
Purchase of premises and equipment	(4,111)	(3,949)	(3,350)
Proceeds from sale of premises and equipment	43	594	691

Net cash used in investing activities	(307,581)	(265,084)	(182,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	168,025	135,755	118,581
Net increase (decrease) in certificates of deposit	19,807	(33,542)	83,192
Net increase (decrease) in federal funds purchased	64,850	(6,400)	3,700
Net increase in securities sold under agreements to repurchase	46,812	70,893	31,921
Advances from the Federal Home Loan Bank	884,000	659,628	403,000
Repayment of advances from the Federal Home Loan Bank	(933,548)	(595,640)	(458,640)
Proceeds from issuance of junior subordinated debentures	30,000	20,000	—
Net increase in debt issuance costs	—	(200)	—
Proceeds from exercise of stock options and employee stock purchases	2,027	1,097	771
Dividends and distributions	(3,705)	(3,006)	(2,518)

Net cash provided by financing activities	278,268	248,585	180,007

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	$(2,314)	$1,407	$14,373

CASH AND DUE FROM BANKS—Beginning of year	34,659	33,252	18,879

CASH AND DUE FROM BANKS—End of year	$32,345	$34,659	$33,252

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION—
Cash paid during the year for:

Interest	$16,750	$14,426	$18,706

Income taxes	$10,174	$7,681	$7,170

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Stock issued for acquisition of Green Manning & Bunch, Ltd.	$—	$1,000	$—

Stock issued for earn-out and acquisition of Financial Designs Ltd.	$9,449	$3,210	$—

Stock issued for earn-out and acquisition of Alexander Capital Management Group	$489	$1,500	$—

Stock issued for acquisition of insurance book of business	$100	$—	$—

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.                      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Inc., formerly Colorado Business Bankshares, Inc. (“Parent”), and its wholly owned subsidiaries: CoBiz ACMG, Inc., CoBiz Bank, N.A. (“the “Bank”), CoBiz Insurance Inc., Colorado Business Leasing, Inc. (“Leasing”), CoBiz GMB, Inc., and Financial Designs Ltd. (“FDL,”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

Organization—The Bank is a commercial banking institution with eight locations in the Denver metropolitan area, two locations in Boulder and one in Edwards, Colorado, and six in the Phoenix metropolitan area, which includes one location opened in February 2005. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

Use of Estimates—In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses and the recoverability of goodwill and intangible assets.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation—The consolidated financial statements include the accounts of the Parent, the Bank, ACMG, CoBiz Insurance Inc., Leasing, GMB, and FDL. Intercompany balances and transactions are eliminated in consolidation.

Cash and Due From Banks—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investments—The Company classifies its investment securities as held to maturity, available for sale, or trading according to management’s intent. At December 31, 2004 and 2003, the Company had no trading securities.

a.                      Investment Securities Available for Sale—Available for sale securities consist of bonds, notes, and debentures not classified as held to maturity securities and are reported at fair market value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized. Other than temporary unrealized losses are charged to operations.

b.                     Investment Securities Held to Maturity—Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

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

Other Investments—Federal Home Loan Bank and Federal Reserve Bank stock are accounted for under the cost method. Other investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% are accounted for under the equity method. See Note 3 for additional information on other investments.

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

Loan Origination Fees and Costs—Loan fees and certain costs of originating loans and leases are deferred and the net amount is amortized over the contractual life of the related loans and leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Net Investment in Direct Financing Leases—The Company has entered into various lease agreements which are accounted for as direct financing leases, in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases.

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

Allowance for Loan and Lease Losses—The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Goodwill and Intangible Assets—Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 3-15 years.

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

Bank-Owned Life Insurance (“BOLI”)—The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the Consolidated Statements of Income under the caption “Other Income.”

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. As of December 31, 2004 and 2003, $38,000 and $60,000, respectively of foreclosed assets were held by the Company. Such amounts are included in the Consolidated Statements of Condition under the caption “Other.”

Real Estate Acquired Through Foreclosure—Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. As of December 31, 2004 and 2003, there was no real estate acquired through foreclosure.

Derivative Instruments—Derivative financial instruments are accounted for at fair value. The Company utilizes derivative instruments, primarily interest rate swaps, to hedge a portion of its exposure to interest rate increases. These instruments are accounted for as cash-flow hedges, as defined by SFAS 133. The Company has also entered into an interest rate swap agreement to convert its fixed-rate debt to a floating rate. This interest rate hedge is accounted for as a fair value hedge, which requires that changes in fair value of the fixed-rate debt after the hedging relationship is established be accounted for as increases or decreases in the carrying value of the debt. The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the bank. See Note 11 for additional information on the Company’s derivative instruments.

Advisory and Trust Fee Income—Fees earned from providing investment advisory services are based on the market value of assets under management and are generally collected at the beginning of each quarter. The fees are deferred and recognized ratably over the quarter as services are performed.

Investment Banking Income—Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.

Insurance Income—Insurance income includes commissions on the sale of life and property and casualty insurance policies and other employee benefit products as an agent for unaffiliated insurance underwriters. Life insurance and property and casualty income are primarily recognized upon policy origination and renewal dates and benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

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

Stock-Based Compensation—The Company applies the intrinsic-value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), which is allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as an alternative to the fair value method recommended by SFAS 123. However, pro forma disclosures as if the Company adopted the fair value recognition provisions of SFAS No. 123 are required and are presented below.

If the fair-value method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below for the years ended December 31, (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands, except per share amounts):

	2004	2003	2002

Net income:
As reported	$17,626	$13,030	$11,027
Less stock-based compensation determined under the fair value method	(555)	(366)	(627)

Pro forma net income	$17,071	$12,664	$10,400

Earnings per share:
As reported—basic	$0.81	$0.64	$0.56
As reported—diluted	0.78	0.61	0.53
Pro forma—basic	0.79	0.62	0.53
Pro forma—diluted	0.75	0.59	0.50

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

Segment Information—The Company has disclosed separately the results of operations relating to its segments in Note 20 to the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with the 2004 presentation.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. SFAS

123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123.  Currently, the Company offers several stock option plans and an employee share purchase plan that will be impacted by this Statement. The quantitative impact of this Statement on the Company will depend upon various factors, among them being the Company’s future compensation strategy which is currently being evaluated.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. On September 30, 2004, the FASB Board issued Staff Position FSP No. EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. During the delay, the guidance in SEC Staff Accounting Bulletin Topic 5M Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities and paragraph 16 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are the standards for determining other-than-temporary impairments. The Company does not expect the requirements of EITF 03-1 to have a material impact on its consolidated financial statements.

2.                      ACQUISITIONS

Green Manning and Bunch, Ltd.—On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through a wholly owned subsidiary that was formed in order to consummate the transaction, CoBiz GMB, Inc. In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”), and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc. and had no voting rights. After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of CoBiz common stock. The transaction was accounted for using the purchase method of accounting, and accordingly the results of GMB’s operations have been included in the accompanying consolidated financial statements since the date of purchase. Goodwill of $4,976,000 was initially recorded in connection with the transaction. The contingent consideration is to be paid if GMB’s revenues and earnings exceed certain targeted levels through 2005. As of December 31, 2004, the Company accrued $1,069,000 for the 2004 earn-out payment owed to the former shareholders of GMB, which was paid in the first quarter of 2005. The accrued earn-out payment increased both Goodwill and Accrued interest and other liabilities in the accompanying consolidated financial statements

On August 6, 2003, the holders of the CoBiz GMB, Inc. Shares exercised their right to exchange the CoBiz GMB Inc. Shares for CoBiz common stock. Accordingly, 110,727 shares of CoBiz common stock were issued on August 12, 2003, resulting in the recognition of an additional $1,000,000 in goodwill. CoBiz GMB, Inc. is now a wholly owned subsidiary of the Company.

Alexander Capital Management Group LLC—On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The aggregate purchase price was $3,131,000, consisting of 160,830 shares of CoBiz Inc. common stock valued at $1,500,000; $1,277,000 in cash; $264,000 in net liabilities assumed; and $90,000 in direct acquisition costs (consisting primarily of external legal fees). Goodwill of $2,916,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $346,000 were also recorded with an average useful life of 14 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of ACMG for each of the 12 months ending on March 31, 2004, 2005, and 2006. The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 40% in cash and 60% in CoBiz common stock. In addition to the earn-out, the former shareholders of ACMG were issued 200,000 Profits Interest Units, representing a 20% interest in the future profits and losses of ACMG which is reflected as minority interest in the accompanying consolidated statements of condition as a component of “Accrued interest and other liabilities”. During 2004, the Company paid $815,000 to the former shareholders of ACMG for the earn-out period ending on March 31, 2004. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000.

In addition, as of December 31, 2004, the Company had accrued $1,444,000 for the estimated earn-out payment owed to the former shareholders of ACMG for the earn-out period ending on March 31, 2005. The accrued earn-out payment increased both “Goodwill” and “Accrued interest and other liabilities” in the accompanying financial statements

Financial Designs Ltd.—On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that had provided employee benefits consulting services since 2000. The surviving corporation continues to use the FDL name.

The aggregate purchase price was $5,406,000, consisting of 333,472 shares of CoBiz common stock valued at $3,210,000; $2,140,000 in cash; and $56,000 in direct acquisition costs (consisting primarily of external legal fees). Goodwill of $3,097,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $3,045,000 were also recorded with an average useful life of 10 years.

The terms of the merger agreement provide for additional earn-out payments to the former shareholders of FDL for each of the calendar years 2003 through 2006. The earn-out payments are based on a multiple of earnings before interest, taxes, depreciation, and amortization, as defined in the merger agreement, and are payable 50% in cash and 50% in CoBiz common stock. During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz stock valued at $9,449,000.

Earn-out payments for the GMB, ACMG and FDL transactions, are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

3.                      INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2004
Available for sale securities:
Mortgage-backed securities	$399,928	$1,390	$3,036	$398,282
Trust preferred securities	24,974	1,018	62	25,930
Obligations of states and political subdivisions	48,583	79	551	48,111

	$473,485	$2,487	$3,649	$472,323

Held to maturity securities— Mortgage-backed securities	$1,196	$26	$—	$1,222

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2003
Available for sale securities:
Mortgage-backed securities	$343,861	$792	$2,681	$341,972
Trust preferred securities	10,513	844	3	11,354
Obligations of states and political subdivisions	3,941	19	33	3,927

	$358,315	$1,655	$2,717	$357,253

Held to maturity securities— Mortgage-backed securities	$1,584	$31	$1	$1,614

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	44,984	44,601	—	—
Due after five years through ten years	1,587	1,573	—	—
Due after ten years	26,986	27,867	—	—
Mortgage-backed securities	399,928	398,282	1,196	1,222

	$473,485	$472,323	$1,196	$1,222

During the years ended December 31, 2004, 2003, and 2002, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $36,818,000, $0, and $500,000, respectively during the years ended December 31, 2004, 2003, and 2002. During 2004, $365,000 in gains was recognized due to the sale and call of various securities. There were no related gains or losses associated with the sale of investment securities during 2003 and 2002.

Investment securities with an approximate fair value of $115,607,000 and $78,793,000 were pledged to secure public deposits of $96,585,000 and $61,487,000 at December 31, 2004 and 2003, respectively.

Obligations of states and political subdivisions as of December 31, 2004 and 2003 do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. The majority of the gross unrealized losses have been in an unrealized loss position for less than 12 months. These are temporary losses due primarily to increases in interest rates related to the mortgage-backed securities. These securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The reason for the temporary loss is that interest rates on these securities are higher than when they were originally purchased as a result of market supply and demand factors. The Company has determined that there were no other-than-temporary impairments associated with the 208 securities noted within the table below as of December 31, 2004, as management has both the intent and ability to hold these securities until maturity or the forecasted recovery of the fair value of the securities (in thousands).

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities	$57,265	$1,860	$86,854	$1,176	$144,119	$3,036
Obligations of states and political subdivisions	39,012	528	1,396	23	40,408	551
Trust preferred securities	4,454	55	325	7	4,779	62

Total	$100,731	$2,443	$88,575	$1,206	$189,306	$3,649

Other investments consist of the following as of December 31, (in thousands):

	2004	2003

Other investments—at cost [A]	$9,538	$8,117
Investment in statutory trusts—equity method [B]	2,177	1,239
Investment partnerships—equity method [C]	1,295	1,182
GMB Mezzanine Capital, L.P.—equity method [D]	334	—
Investment in GMB Equity Partners I, L.P.—equity method [E]	307	274

	$13,651	$10,812

[A]          Other investments are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

[B]            Investments in statutory trusts represent the Company’s investment in 100% of the common stock issued by the entities described in Note 10.

[C]            The Company has committed to purchase up to $2,500,000 in limited partnership interests. As of December 31, 2004, the Company’s investment in these limited partnerships was $1,295,000. Certain shareholders and directors have also invested in and received consulting fees from this partnership.

[D]           The Company has committed $7,500,000 in limited partnership interests to the formation of a new mezzanine fund, GMB Mezzanine Capital, L.P. As of December 31, 2004, $334,000 has been invested in the fund by way of capital calls. In January 2005, the fund received its Small Business Investments Companies license and expects to more actively pursue investment opportunities.

[E]             The Company has also committed to purchase up to $1,306,000 of limited partnership interests in GMB Equity Partners I, L.P. As of December 31, 2004, the Company’s investment in GMB Equity Partners I, L.P. was $307,000. CoBiz intends to contribute selected investments received by GMB as payment for their investment banking services into GMB Equity Partners I, L.P. Certain individuals, who are also senior management of GMB, manage GMB Equity Partners I, L.P.

4.                      LOANS AND LEASES

Categories of loans and leases as of December 31, include (in thousands):

	2004	2003

Commercial	$386,585	$307,691
Real estate—mortgage	528,679	456,085
Real estate—construction	121,875	109,852
Consumer	65,792	61,048
Lease financing	13,172	10,312

	1,116,103	944,988

Allowance for loan and lease losses	(14,674)	(12,403)

Unearned net loan fees	(1,796)	(1,373)

	$1,099,633	$931,212

The majority of the Company’s lending and leasing activities are with customers located in the Denver metropolitan area and the Phoenix metropolitan area.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at competitive rates. Activity with respect to officer and director loans is as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Balance—beginning of period	$9,521	$10,067	$9,166
New loans	9,823	7,069	17,716
Principal paydowns and payoffs	(10,747)	(7,615)	(16,815)

Balance—end of period	$8,597	$9,521	$10,067

Transactions in the allowance for loan and lease losses are summarized as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Balance—beginning of year	$12,403	$10,388	$8,872
Provision for loan and lease losses	3,015	2,760	2,590

	15,418	13,148	11,462

Loans charged off, net of recoveries of $223, $181 and $521 for 2004, 2003 and 2002, respectively	(744)	(745)	(1,074)

Balance—end of year	$14,674	$12,403	$10,388

The recorded investment in loans that are considered to be impaired (all of which were on a non-accrual basis) was $1,313,000 and $1,519,000 as of December 31, 2004 and 2003, respectively (all of which have a related allowance for loan and lease loss). The allowance for loan and lease losses applicable to impaired loans was $717,000 and $530,000 as of December 31, 2004 and 2003, respectively. Interest income on average impaired loans of $1,693,000, $1,984,000 and $3,334,000, during 2004, 2003, and 2002, respectively, was not material. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2004, 2003 and 2002.

5.                      INVESTMENT IN LEASES

The Company’s net investment in direct financing leases consists of the following as of December 31, (in thousands):

	2004	2003

Minimum lease payments receivable	$12,969	$10,090
Unamortized initial direct costs	187	217
Estimated unguaranteed residual values	55	24
Unearned income	(54)	(130)

Total	$13,157	$10,201

As of December 31, 2004, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Direct Financing Leases

2005	$1,346
2006	1,782
2007	2,472
2008	2,357
Thereafter	5,012

Total	$12,969

6.                      PREMISES AND EQUIPMENT

The major classes of premises and equipment are summarized as follows as of December 31, (in thousands):

	2004	2003

Leasehold improvements	$4,593	$3,614
Furniture, fixtures, and equipment	16,434	13,595

	21,027	17,209

Accumulated depreciation	(12,707)	(10,236)

Total	$8,320	$6,973

7.                      GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of December 31, 2004. Goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 20. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology. As of December 31, 2004, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not required.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations using the with and without method whereby the difference between the fair value of a reporting unit before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that reporting unit. A summary of goodwill and total assets by operating segment as of December 31, 2004 is as follows (see Note 2 for discussion of acquisitions and adjustments) (in thousands):

	Goodwill			Total Assets
	December 31, 2003	Acquisitions and Adjustments	December 31, 2004	December 31, 2004

Colorado Business Bank	$11,786	$993	$12,779	$1,275,634
Arizona Business Bank	1,486	175	1,661	387,767
Investment banking services	4,486	746	5,232	9,220
Trust and advisory services	1,895	1,469	3,364	4,409
Insurance	14,442	103	14,545	19,480
Corporate support and other	—	—	—	3,051

Total	$34,095	$3,486	$37,581	$1,699,561

As of December 31, 2004 and 2003, the Company’s intangible assets and related amortization consisted of the following (in thousands):

	Lease Premium	Customer Lists, Contracts and Relationships	Employment and Non-Solicitation Agreements	Total

December 31, 2003	$16	$3,516	$69	$3,601
Acquisition of insurance book of business	—	542	—	542
Amortization	(16)	(513)	(16)	(545)

December 31, 2004	$—	$3,545	$53	$3,598

The Company recorded amortization expense related to intangible assets of $545,000, $441,000 and $166,000 during the years ended December 31, 2004, 2003, and 2002, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

2005	$534
2006	473
2007	472
2008	413
2009	364

Total	$2,256

8.                      CERTIFICATES OF DEPOSIT

The composition of certificates of deposit is as follows as of December 31,: (in thousands)

	2004	2003

Less than $100,000	$76,494	$90,587
$100,000 and more	240,845	206,945

	$317,339	$297,532

Related interest expense is as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Less than $100,000	$1,830	$3,338	$4,375
$100,000 and more	4,446	4,323	5,523

	$6,276	$7,661	$9,898

Maturities of certificates of deposit of $100,000 and more are as follows as of December 31, 2004 (in thousands):

Remaining maturity:
Less than three months	$107,832
Three months up to six months	77,560
Six months up to one year	38,534
One year and over	16,919

Total	$240,845

9.                      BORROWED FUNDS

The Company has advances and a line of credit from the Federal Home Loan Bank of Topeka (FHLB) with an interest rate of 2.34%. Advances are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. As of December 31, 2004, the FHLB advances are collateralized by loans of $358,672,000. As of December 31, 2004, the entire $45,000,000 outstanding balance is due within one year (2005).

Securities sold under agreements to repurchase are summarized as follows as of December 31, (in thousands):

	2004	2003

Securities (principally mortgage-backed securities) with an estimated fair value of $249,802 in 2004 and $197,473 in 2003	$233,221	$186,410

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated statements of condition. The securities underlying these agreements are included in investment securities in the consolidated statement of condition. Securities sold under agreements to repurchase averaged $233,460,000 and $134,343,000 and the maximum amounts outstanding at any month-end during 2004 and 2003 were $283,678,000 and $187,837,000, respectively. As of December 31, 2004, accrued interest outstanding was $300,585 and the weighted average interest rate was 1.64%.

Maturities of repurchase agreements are summarized as follows as of December 31, 2004 (in thousands):

Remaining maturity:
Overnight	$156,093
Less than three months	62,565
Three months up to six months	14,563

$233,221

The Company has approved federal fund purchase lines with six banks with an aggregate credit line of $162,000,000 as well as credit lines of $145,000,000 with three companies to transact repurchase agreements. As of December 31, 2004, there was $77,128,000 outstanding in repurchase agreements with non-customer third parties. Included in this amount is $39,880,000 transacted with Bear Stearns, $4,998,000 transacted with UBS Securities LLC and $32,250,000 transacted with Citigroup Global Markets, Inc. that have weighted average remaining maturities of 64 days, 19 days and 61 days, respectively. In addition, the Company may apply for up to $53,230,000 of State of Colorado time deposits.

10.               JUNIOR SUBORDINATED DEBENTURES

In June 2000, the Company created a wholly owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the “Trust”). The Trust issued $20,000,000 of fixed rate trust preferred securities at 10%. Simultaneously with the issuance, the Company purchased a minority interest in the Trust for $620,000. The Trust invested the proceeds thereof in $20,620,000 of 10% junior subordinated debentures of CoBiz Inc. The securities and junior subordinated debentures provide cumulative distributions at a 10% annual rate. The junior subordinated debentures will mature and the capital securities must be redeemed on June 30, 2030, which may be shortened to a date not earlier than June 30, 2005, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, a trust formed under the laws of the State of Connecticut (the “Statutory Trust”). The Statutory Trust issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Statutory Trust for $619,000. The Statutory Trust invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz Inc. that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17 and December 17. The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to a date not earlier than September 17, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, a trust formed under the laws of the State of Delaware (the “Capital Trust”). The Capital Trust issued $30,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust for $928,000. The Statutory Trust invested the proceeds thereof in $30,928,000 of junior subordinated debentures of CoBiz Inc. that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed on July 23, 2034, which may be shortened to a date not earlier than July 23, 2009, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

The Company records the distributions of the junior subordinated debentures in interest expense on the consolidated statement of income. All of the outstanding junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

Although the accounts of the Trust, Statutory Trust and Capital Trust are not included in the Company’s consolidated financial statements, $41,000,000 of the $70,000,000 in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board. On February 28, 2005 the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $27,000,000 if it had been in effect at December 31, 2004. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

11.               DERIVATIVES

Asset/Liability Management Hedges—As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin.

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

Upon adoption of FASB Interpretation (“FIN”) No. 46, the originally designated hedged item (10% trust preferred securities) was deconsolidated from the Company’s Consolidated Statement of Condition. In response to the issue of deconsolidating previously hedged items, the FASB staff issued

Derivative Implementation Guide No. E22 (“DIG No. E22”) which provides guidance to companies affected by FIN 46. DIG No. E22 states that companies required to discontinue a pre-existing hedging relationship upon the initial application of FIN 46 should identify and designate a surrogate hedged item for the discontinued hedge. Accordingly, as the 10% junior subordinated debentures have the same principal terms as the 10% trust preferred securities, the Company has designated $20,000,000 of the 10% junior subordinated debentures as the surrogate hedged item.

The fair market value of the swap totaling $530,000 as of December 31, 2004, is included in the Other Liabilities in the Consolidated Statement of Condition. The 10% junior subordinated debentures have been adjusted by a similar amount.

The Company has entered into several interest-rate swap agreements for the purpose of minimizing the asset sensitivity of the Company’s financial statements and the impact from interest rate fluctuations. Under these interest-rate swap agreements, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). These swaps qualify as cash flow hedges of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. The portion of the change in the fair value of the swaps that are deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occur in the future. The estimated amount of existing gains that will be reclassified into earnings during the next 12 months is $178,000. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statement of income as part of noninterest income. In order to qualify for hedge accounting, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting, and thereafter, including periodic assessment of hedge effectiveness. The Company assesses the effectiveness of each of its individual hedges on a quarterly basis.

Customer Accommodation Derivatives—The Company offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.

Derivatives – Summary Information

	December 31,
	2004		2003
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Asset/liability management hedges:
Fair value hedge—interest rate swap	$20,000	$(530)	$20,000	$(669)
Cash flow hedge—interest rate swaps	105,000	(235)	—	—

Customer accomodation derivatives:
Interest rate swap	$1,138	$(3)	$—	$—
Reverse interest rate swap	1,138	3	—	—

The weighted-average interest rates for interest rate swap positions outstanding at December 31, 2004, were as follows:

	Weighted Average
	Interest Rate Received	Interest Rate Paid

Asset/liability hedges	6.9%	5.4%
Customer accomodation derivatives	6.0%	6.0%

12.               INCOME TAXES

The components of consolidated income tax expense are as follows for the years ended December 31, (in thousands):

	2004	2003	2002

Current tax expense	$10,869	$7,881	$6,832
Deferred tax benefit	(638)	(434)	(155)

Total	$10,231	$7,447	$6,677

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2004 and 2003, a valuation allowance was not recorded as it more likely than not that the deferred tax assets will be realized. The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. During 2003, the Company increased goodwill and deferred tax liabilities by $1,289,000 related to intangible assets recognized in the acquisition of ACMG and FDL that are not deductible for tax purposes. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets are as follows as of December 31, (in thousands):

	2004	2003

Deferred tax assets:
Allowance for loan and lease losses	$5,613	$4,750
Direct financing leases	1,876	1,834
Deferred loan fees	647	545
Net unrealized loss on investment securities available for sale and derivatives	531	405
Vacation and other accrued liabilities	351	350
Debt issuance costs	338	225

Total deferred tax assets	9,356	8,109

Deferred tax liabilities:
Premises and equipment	2,392	1,929
Goodwill	1,074	1,197
Deferred initial direct loan and lease costs	838	570
Prepaid assets	610	488
Other	138	187

Total deferred tax liabilities	5,052	4,371

Net deferred tax assets	$4,304	$3,738

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31, (in thousands):

	2004	2003	2002

Computed at the statutory rate (35%)	$9,750	$7,167	$6,196
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(177)	(189)	(168)
Goodwill and intangible amortization	6	23	23
State income taxes—net of federal income tax effect	705	576	504
Life insurance cash surrender value income	(235)	(51)	—
Tax credits	—	(41)	—
Graduated rates benefit	—	(32)	—
Merger related costs	—	—	87
Meals and entertainment	127	105	44
Other	55	(111)	(9)

Actual tax provision	$10,231	$7,447	$6,677

13.               SHAREHOLDERS’ EQUITY

Preferred Stock—The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

Warrants—In connection with the Company’s initial public offering in 1998, the Company issued to its underwriter a warrant to purchase 225,000 shares of Common Stock (the “Warrant”). The Warrant was exercisable at a price equal to 120% of the initial public offering price ($6.40 per share). The Warrant was exercisable commencing one year from the date of the offering and remained exercisable for a period of four years after such date. The Warrant included a net exercise provision pursuant to which the holder could convert the Warrant by, in effect, paying the exercise price using shares of Common Stock underlying such Warrant valued at the fair market value at the time of the conversion. During 2002 and 2001, all 225,000 shares were exercised, pursuant to the net exercise provision, resulting in the issuance of 94,524 shares of common stock.

Dividends—As of December 31, 2004, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. As of December 31, 2004, the Bank could have paid total dividends to the Company of approximately $24,485,000, without prior regulatory approval.

Stock Dividend—On April 22, 2004, the Board of Directors approved a three-for-two stock split that was effected through a stock dividend for shareholders of record as of April 26, 2004, payable May 3, 2004. As a result of the dividend, 7,239,102 additional shares of CoBiz common stock were issued, with fractional shares paid in cash. All shares and per share amounts included in this report are based on the increased number of shares after giving retroactive effect to the stock split.

14.               EARNINGS PER SHARE

Income available to common shareholders and the weighted average shares outstanding used in the calculation of Basic and Diluted Earnings Per Share are as follows for the years ended December 31, (in thousands, except share amounts):

	2004	2003	2002

Income available to common shareholders	$17,626	$13,030	$11,027

Income impact of assumed conversions of convertible CoBiz GMB, Inc. Class B shares	—	(3)	(6)

Adjusted income available to common shareholders	$17,626	$13,027	$11,021

Weighted average shares outstanding—basic earnings per share	21,721,014	20,410,535	19,792,694

Effect of dilutive securities—stock options	973,180	905,553	876,507

Weighted average shares outstanding—diluted earnings per share	22,694,194	21,316,088	20,669,201

As of December 31, 2004, 2003, and 2002, 1,745; 310,830; and 550,578 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

15.               EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Stock Options—The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed ten years.

The 1995 Incentive Stock Option Plan (the “1995 Plan”) authorizes the issuance of 445,332 shares of Common Stock. One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. Shares available for grant as of December 31, 2004, totaled 2,195.

The 1997 Incentive Stock Option Plan (the “1997 Plan”) reserves 227,331 shares for issuance at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant as of December 31, 2004, totaled 37,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) reserves 956,250 shares of Common Stock for issuance, and the maximum number of shares underlying awards that may be granted to an individual employee in a calendar year is 33,750 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant as of December 31, 2004, totaled 18,321.

The 2002 Equity Incentive Plan (the “2002 Plan”) reserves 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of December 31, 2004, totaled 27,894.

As part of the acquisition of First Capital, CoBiz assumed 548,407 shares of Common Stock that had been issued but not exercised under the First Capital Stock Incentive Plan (the “First Capital Plan”). The options issued under the First Capital Plan vest 25% per year for the first two years and 50% in the third year. No additional shares under the First Capital Plan will be granted.

The following is a summary of changes in shares under option for the years ended December 31,:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding—beginning of year	2,190,918	$7.42	2,140,505	$6.77	1,723,688	$5.09
Granted	243,300	13.64	274,598	10.44	601,049	10.99
Exercised	277,855	4.56	175,691	3.63	127,157	3.59
Forfeited	37,787	7.57	48,494	9.72	57,075	7.89

Outstanding—end of year	2,118,576	$8.50	2,190,918	$7.42	2,140,505	$6.77

Options exercisable—end of year	1,508,757	$7.17	1,485,885	$6.14	1,420,923	$5.38

The following is a summary of Company’s stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price

$0.94 - $2.33	294,212	$1.79	2.64	294,212	$1.79
$3.08 - $5.95	217,589	4.86	5.01	217,589	4.86
$6.67 - $8.60	481,163	7.55	5.11	462,602	7.53
$8.97 - $10.60	475,355	9.94	7.60	307,073	10.03
$10.67 - $12.67	460,951	11.66	7.77	226,975	11.77
$12.93 - $20.72	189,306	14.21	9.23	306	13.53

	2,118,576	$8.50	6.26	1,508,757	$7.17

The Company has elected to continue to account for its stock options using the intrinsic-value method. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 2004, 2003, and 2002 to be $903,000, $775,000, and $1,582,000, respectively using the Black-Scholes option pricing model. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31,:

	2004	2003	2002

Risk-free interest rate	3.20%	2.52%	2.49%
Expected dividend yield	1.25%	1.44%	1.25%
Expected life (years)	5	5	5
Expected volatility	28.68%	29.39%	30.01%

For federal income tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock. During 2004, the Company recognized a tax benefit of $643,000 related to the exercise of non-qualified stock options as a component of paid-in capital.

Employee Stock Purchase Plan—In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors that are not employees or officers of the Company. During the years ended December 31, 2004, 2003, and 2002, 72,354; 53,605; and 40,043 shares, respectively, were issued.

Employee Profit Sharing Trust—The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for the years ended December 31, 2004, 2003, and 2002, were $1,130,000; $842,000; and $734,000, respectively.

Supplemental Executive Retirement Plan— The Company maintains a supplemental executive retirement plan (“SERP”) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after ten years of service and are paid as a monthly benefit for a ten year period. The target percentage is 50 percent of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service. As of December 31, 2004, the Company has accrued $296,000 for the expected benefits under the SERP.

16.               COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2004, 2003, and 2002 was $3,767,000; $3,207,000; and $2,567,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. As of December 31, 2003, one director has a remaining interest in the building.

Additionally, two bank branches are leased from a company that is controlled by a director of the company. Rent payments for the related party leases for the years ended December 31, 2004, 2003, and 2002 were $1,665,000; $1,486,000; and $1,225,000, respectively. The Company’s corporate office lease expires June 30, 2011. Future minimum lease payments as of December 31, 2004, under all noncancelable operating leases are as follows (in thousands):

2005	$4,107
2006	4,099
2007	4,164
2008	3,868
2009	3,283
Thereafter	7,553

Total	$27,074

Financial Instruments With Off-Balance Sheet Risk—In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments as of December 31, 2004 (in thousands):

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$372,044

Commitments to originate consumer loans—Personal lines of credit and equity lines	$33,608

Overdraft protection plans	$11,442

Letters of credit	$27,380

Unfunded commitments for unconsolidated investments	$9,006

Company guarantees	$1,384

Commitments to Originate—The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. These commitments are not held for sale. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as they do for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

Overdraft Protection Plans—The Company provides personal credit lines on customer accounts to advance funds to cover overdrafts.

Letters Of Credit—The Company provides standby and commercial letters of credit during the normal course of business. Standby letters of credit guarantee performance of a customer to a third party while commercial letters of credit guarantee payments on behalf of our customers.

Company Guarantees—The Company guarantees, to the issuing merchant banks, the credit card debt and merchant processing transactions for certain customers.

Unfunded Commitments for Unconsolidated Investments—See Note 3 for additional information on unfunded commitments for unconsolidated investments.

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

17.               REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2004 and 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and the Bank’s actual capital amounts and ratios and regulatory thresholds as of December 31, 2004 and 2003 (in thousands, except percentage amounts):

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
Total capital
(to risk-weighted assets)	$166,420	13.2%	$100,996	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	122,729	9.7	50,498	4.0	N/A	N/A
Tier I capital
(to average assets)	122,729	7.4	66,010	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$143,622	11.4%	$100,532	8.0%	$125,665	10.0%
Tier I capital
(to risk-weighted assets)	128,948	10.3	50,266	4.0	75,399	6.0
Tier I capital
(to average assets)	128,948	7.9	65,663	4.0	82,079	5.0

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
Total capital
(to risk-weighted assets)	$111,005	10.9%	$81,410	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	90,709	8.9	40,705	4.0	N/A	N/A
Tier I capital
(to average assets)	90,709	6.9	52,366	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$113,012	11.2%	$81,105	8.0%	$101,381	10.0%
Tier I capital
(to risk-weighted assets)	100,609	9.9	40,553	4.0	60,829	6.0
Tier I capital
(to average assets)	100,609	7.6	53,021	4.0	66,276	5.0

18.               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains on available for sale securities and derivatives, net of tax for the years ended December 31, (in thousands):

	2004	2003	2002

Other comprehensive (loss) income—before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$265	$(5,411)	$2,542
Unrealized loss on derivative securities, net of reclassification to operations of $553	(235)	—	—
Reclassification adjustment for realized gains during the period	(365)	—	—
Tax benefit (expense) related to items of other comprehensive income	127	2,062	(969)

Other comprehensive (loss) income—net of tax	$(208)	$(3,349)	$1,573

19.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts as of December 31, 2004 and 2003 (in thousands).

	Available for Sale		Held to Maturity
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and due from banks	$32,345	$32,345	$34,659	$34,659
Investment securities available for sale	472,323	472,323	357,253	357,253
Investment securities held to maturity	1,196	1,222	1,584	1,614
Other investments	13,651	13,651	10,812	10,812
Loans and leases, net	1,099,633	1,100,920	931,212	939,638
Accrued interest receivable	5,448	5,448	4,120	4,120
Interest rate swap	109	109	—	—
Bank Owned Life Insurance	15,552	15,552	10,882	10,882

Financial liabilities:
Deposits	1,147,010	1,056,994	959,178	889,367
Federal funds purchased	67,150	67,150	2,300	2,300
Securities sold under agreements to repurchase	233,221	233,221	186,410	186,410
Advances from the Federal Home Loan Bank	45,000	44,998	94,548	94,562
Accrued interest payable	946	946	626	626
Junior subordinated debentures	71,637	71,637	40,570	40,570
Interest rate swap	344	344	669	669

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

Loans and Leases—The fair value of fixed-rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans and leases, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

Accrued Interest Receivable/Payable—The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Bank-Owned Life Insurance—The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies.

Deposits—The fair value of demand deposits, NOW and money market deposits, and savings accounts, is estimated by discounting the expected life of each deposit category at an index of the Federal Home Loan Bank advance-rate curve. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Federal Funds Purchased/Federal Funds Sold—The estimated fair value of variable-rate federal funds approximates their carrying value.

Securities Sold under Agreements to Repurchase and Advances from the Federal Home Loan Bank—Estimated fair value is based on discounting cash flows for comparable instruments.

Junior Subordinated Debentures—The fair value of junior subordinated debentures is calculated at the quoted market price.

Interest Rate Swap—The fair value of interest rate swaps is based on the estimated cost if the Company were to terminate the swap.

Commitments to Extend Credit and Standby Letters of Credit—The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.               SEGMENTS

The Company’s principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance, and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail. ABB is based in Phoenix, Arizona and has branch offices in Surprise, Tempe, Scottsdale, Gilbert, and Phoenix, Arizona.

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

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses.

Corporate support and other consists of activities that are not directly attributable to the other reportable segments. Included in this category are the activities of Leasing, centralized bank operations, the Company’s treasury function (i.e., investment management and wholesale funding), and activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

Year Ended December 31, 2004	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$60,829	$16,454	$23	$17	$3	$140	$77,466
Total interest expense	11,535	2,962	—	9	—	2,881	17,387
Provision for loan and lease losses	1,876	1,139	—	—	—	—	3,015
Noninterest income	4,061	1,211	9,251	3,647	9,400	32	27,602
Depreciation and amortization	2,233	158	173	56	554	364	3,538
Noninterest expense	13,959	7,626	6,106	3,078	8,002	18,038	56,809
Income tax expense (benefit)	9,464	1,094	1,126	164	412	(2,029)	10,231
Net income (loss)	16,545	1,841	1,811	240	624	(3,435)	17,626
Capital expenditures	3,039	617	39	35	167	214	4,111

As of December 31, 2004

Balance sheet—Identifiable assets	$1,275,634	$387,767	$9,220	$4,409	$19,480	$3,051	$1,699,561

Year Ended December 31, 2003	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$52,105	$12,815	$6	$19	$7	$57	$65,009
Total interest expense	10,047	2,826	—	12	—	1,349	14,234
Provision for loan and lease losses	1,863	1,022	—	—	—	(125)	2,760
Noninterest income	3,159	770	1,381	2,446	8,907	136	16,799
Depreciation and amortization	1,959	151	163	57	356	454	3,140
Noninterest expense	10,695	5,024	3,251	2,350	6,319	16,698	44,337
Income tax expense (benefit)	7,760	975	(758)	(51)	884	(1,363)	7,447
Net income (loss)	13,048	1,560	(1,248)	(43)	1,430	(1,717)	13,030
Capital expenditures	2,627	988	124	30	83	97	3,949

As of December 31, 2003

Balance sheet—Identifiable assets	$1,077,033	$289,267	$5,583	$3,518	$28,135	$341	$1,403,877

Year Ended December 31, 2002	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Trust and Advisory Services	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$52,635	$9,651	$18	$23	$4	$254	$62,585
Total interest expense	12,600	3,740	6	1	—	2,000	18,347
Provision for loan and lease losses	1,054	510	—	—	—	1,026	2,590
Noninterest income	3,197	404	2,781	697	1,646	931	9,656
Depreciation and amortization	1,583	115	118	2	53	757	2,628
Noninterest expense	11,270	4,035	3,193	752	1,671	12,679	33,600
Income tax expense (benefit)	8,646	41	(180)	(54)	(61)	(1,715)	6,677
Net income (loss)	13,743	60	(294)	(87)	(102)	(2,293)	11,027
Capital expenditures	2,560	359	160	—	53	218	3,350

As of December 31, 2002

Balance sheet—Identifiable assets	$909,394	$196,486	$5,532	$844	$1,459	$4,934	$1,118,649

21.               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting (dollars in thousands).

	December 31
	2004	2003

Condensed Statements of Condition

Assets:
Cash on deposit at subsidiary bank	$21,087	$8,319
Investment in subsidiaries	169,631	139,082
Accounts receivable from subsidiaries	2,010	6,067
Other	5,439	3,559

Total assets	$198,167	$157,027

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable to subsidiaries	$64	$128
Junior subordinated debentures	71,637	40,570
Other liabilities	4,381	20,665

Total liabilities	76,082	61,363

Shareholders’ Equity	122,085	95,664

Total liabilities and shareholders’ equity	$198,167	$157,027

	December 31
	2004	2003	2002

Condensed Statements of Income

Income:
Management fees	$3,094	$2,422	$2,094
Interest income	211	91	2

Total income	3,305	2,513	2,096

Expenses:
Salaries and benefits	3,653	2,787	2,115
Interest expense	2,982	1,446	2,000
Other expense	2,039	1,353	1,175

Total expense	8,674	5,586	5,290

Net loss before taxes	(5,369)	(3,073)	(3,194)

Tax benefit	2,041	1,277	1,333

Net loss before equity in undistributed earnings of subsidiaries	(3,328)	(1,796)	(1,861)

Equity in undistributed earnings of subsidiaries	20,954	14,826	12,888

Net income	$17,626	$13,030	$11,027

	December 31
	2004	2003	2002

Condensed Statements of Cash Flow

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,626	$13,030	$11,027
Equity in undistributed earnings of subsidiaries	(20,954)	(14,826)	(12,888)
Change in other assets and liabilities	551	(127)	16

Net cash used in operating activities	(2,777)	(1,923)	(1,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments in acquisitions and under earn-out agreements	(9,775)	(3,417)	—
Net (repayments) advances to subsidiaries	(2,054)	(8,191)	5,745
Other	(948)	(76)	(193)

Net cash used in investing activities	(12,777)	(11,684)	5,552

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,027	1,097	771
Issuance of junior subordinated debentures	30,000	20,000	—
Dividends paid	(3,705)	(3,006)	(2,518)

Net cash provided by financing activities	28,322	18,091	(1,747)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,768	4,484	1,960

CASH AND CASH EQUIVALENTS—Beginning of period	8,319	3,835	1,875

CASH AND CASH EQUIVALENTS—End of period	$21,087	$8,319	$3,835

22.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Interest income	$21,985	$19,992	$18,468	$17,021	$16,984	$16,348	$15,969	$15,708
Interest expense	5,332	4,573	3,899	3,583	3,527	3,382	3,541	3,784
Net interest income	16,653	15,419	14,569	13,438	13,457	12,966	12,428	11,924
Net income	5,313	4,806	3,952	3,555	3,850	3,300	3,225	2,655

Earnings per share - basic (1)	$0.24	$0.22	$0.18	$0.17	$0.19	$0.16	$0.16	$0.13

Earnings per share - diluted (1)	$0.23	$0.21	$0.18	$0.16	$0.17	$0.16	$0.15	$0.13

(1)  Basic and diluted earnings per share for the quarters prior to June 30, 2004, differ from the amounts filed in the Form 10-Qs as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at April 26, 2004. The per share amounts above have been changed to give retroactive effect to the stock split.

******