Form 10-Q
period 2005-03-31
COBIZ INC
filed 2005-05-10
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

There were 22,118,514 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 27, 2005.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc

Consolidated Statements of Condition

March 31, 2005 and December 31, 2004

(unaudited)

(Dollars in thousands)

	March 31, 2005	December 31, 2004

Assets
Cash and due from banks	$41,272	$32,345
Investments:
Investment securities available for sale (cost of $475,794 and $473,485, respectively)	470,924	472,323
Investment securities held to maturity (fair value of $1,068 and $1,222, respectively)	1,057	1,196
Other investments	14,604	13,651
Total investments	486,585	487,170
Loans and leases, net of allowance for loan and lease losses of $14,992 and $14,674, respectively	1,124,397	1,099,633
Goodwill	38,446	37,581
Intangible assets	3,457	3,598
Bank owned life insurance	23,775	15,552
Premises and equipment, net	9,170	8,320
Accrued interest receivable	6,290	5,448
Deferred income taxes	6,910	4,304
Other	5,381	5,610
TOTAL ASSETS	$1,745,683	$1,699,561

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	372,708	355,974
NOW and Money Market	443,176	463,013
Savings	11,618	10,684
Certificates of Deposits	361,029	317,339
Total Deposits	1,188,531	1,147,010
Federal funds purchased	—	67,150
Securities sold under agreements to repurchase	255,845	233,221
Advances from Federal Home Loan Bank	91,250	45,000
Accrued interest and other liabilities	15,727	13,458
Junior subordinated debentures	71,472	71,637
TOTAL LIABILITIES	$1,622,825	$1,577,476

Shareholders’ Equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding
Common, $.01 par value; 25,000,000 shares authorized; 22,045,971 and 21,950,759 issued and outstanding, respectively	220	220
Additional paid-in capital	66,237	65,890
Retained earnings	60,676	56,840
Accumulated other comprehensive (loss) net of income tax of $(2,619) and $(531), respectively	(4,275)	(865)
Total shareholders’ equity	$122,858	$122,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,745,683	$1,699,561

See notes to consolidated financial statements

CoBiz Inc

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
INTEREST INCOME:
Interest and fees on loans and leases	$18,491	$14,038
Interest and dividends on investment securities:
Taxable securities	4,361	2,836
Nontaxable securities	52	44
Dividends on securities	110	80
Federal funds sold and other	75	23
Total interest income	23,089	17,021
INTEREST EXPENSE:
Interest on deposits	3,149	2,111
Interest on short-term borrowings and FHLB advances	2,087	970
Interest on junior subordinated debentures	1,038	502
Total interest expense	6,274	3,583
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	16,815	13,438
Provision for loan and lease losses	435	405
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,380	13,033
NONINTEREST INCOME:
Service charges	720	716
Trust and advisory fees	1,003	880
Insurance revenue	2,849	1,932
Investment banking revenues	1,578	534
Other income	525	412
Gain on sale of other assets and securities	—	268
Total noninterest income	6,675	4,742
NONINTEREST EXPENSE:
Salaries and employee benefits	10,078	7,570
Occupancy expenses, premises and equipment	2,627	2,263
Amortization of intangibles	141	138
Other	2,454	2,055
Loss on sale of other assets and security write-down	117	—
Total noninterest expense	15,417	12,026
INCOME BEFORE INCOME TAXES	7,638	5,749
Provision for income taxes	2,812	2,194

NET INCOME	$4,826	$3,555

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	(3,410)	748

COMPREHENSIVE INCOME	$1,416	$4,303

EARNINGS PER SHARE:

Basic	$0.22	$0.17

Diluted	$0.21	$0.16

See notes to consolidated financial statements

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

(Dollars in Thousands)

	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,826	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	442	501
Depreciation and amortization	979	869
Write-down of impaired investment security	107	—
Provision for loan and lease losses	435	405
FHLB Stock Dividend	(66)	—
Deferred income taxes	(518)	(159)
Loss (gain) on sale of equipment and securities	11	(268)
Increase in cash surrender value of bank owned life insurance	(202)	(111)
Changes in operating assets and liabilities
Accrued interest receivable	(842)	(41)
Other assets	165	(900)
Accrued interest and other liabilities	(315)	(103)
Net cash provided by operating activities	5,022	3,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(994)	(69)
Purchase of investment securities available for sale	(34,693)	(60,453)
Maturities of investment securities held to maturity	139	81
Maturities of investment securities available for sale	31,942	58,030
Cash paid for GMB earn-out	(1,145)	—
Cash paid for FDL earn-out	—	(9,449)
Purchase of bank owned life insurance	(8,020)	—
Loan and lease originations and repayments, net	(25,199)	(26,309)
Purchase of premises and equipment	(699)	(937)
Proceeds from sale of premises and equipment	31	34
Net cash used in investing activities	(38,638)	(39,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market,
and savings accounts	(2,169)	10,383
Net increase (decrease) in certificates of deposit	43,690	(1,793)
Net (decrease) increase in federal funds purchased	(67,150)	28,700
Net increase in securities sold under agreements to repurchase	22,624	6,980
Advances from the Federal Home Loan Bank	3,403,000	114,000
Repayments of advances from the Federal Home Loan Bank	(3,356,750)	(123,128)
Proceeds from exercise of stock options	288	795
Dividends paid on common stock	(990)	(866)
Net cash provided by financing activities	42,543	35,071
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,927	(253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,345	34,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,272	$34,406

See notes to consolidated financial statements

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements are unaudited and include the accounts of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank, N.A. (“Bank”); CoBiz Insurance, Inc.; Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; and Financial Designs Ltd. (“FDL”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with eight locations in the Denver, Colorado metropolitan area, two in Boulder and one in Edwards, Colorado, and six in the Phoenix, Arizona metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

Stock Based Compensation

If the fair-value-based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended March 31,
	2005	2004
	(dollars in thousands)
Net income, as reported	$4,826	$3,555
Less: stock-based compensation determined under the fair value method	(192)	(212)
Pro forma net income	$4,634	$3,343
Earnings per share:
As reported - basic	$0.22	$0.17
As reported - diluted	$0.21	$0.16
Pro forma - basic	$0.21	$0.16
Pro forma - diluted	$0.20	$0.15

Pro forma - basic	22,024	21,390
Pro forma - diluted	23,125	22,472

2.                                      Recent Accounting Pronouncements

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

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R).  The amendment postpones the effective date for the Company to January 1, 2006.  As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123.  Currently, the Company offers several stock option plans and an employee share purchase plan that will be impacted by this Statement. The quantitative impact of this Statement on the Company will depend upon various factors, among them being the Company’s future compensation strategy which is currently being evaluated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-based payment” (“SAB 107”) which was effective immediately.  SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies.  The Company does not expect the requirements of SAB 107 to have a material impact on its consolidated financial statements.

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

3.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2005	2004
Weighted average shares outstanding - basic earnings per share	22,024,475	21,389,813
Effect of dilutive securities	1,100,340	1,081,985
Weighted average shares outstanding - diluted earnings per share	23,124,815	22,471,798

As of March 31, 2005 and 2004, 16,963 and 85,219 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

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

	Three months ended March 31,
	2005	2004
	(in thousands)
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on available for sale securities arising during the period	$(3,707)	$1,469
Unrealized loss on derivative securities, net of reclassification to operations of $262	$(1,791)	—
Reclassification adjustment for realized gains arising during the period	$—	(260)
Tax benefit (expense) related to items of other comprehensive income	$2,088	(461)

Other comprehensive (loss) income, net of tax	$(3,410)	$748

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of March 31, 2005, is noted below.  The increase in goodwill is primarily related to an additional accrual through March 31, 2005 for the ACMG earn-out that was paid in the second quarter of 2005.

				Total
	Goodwill			Assets
	December 31, 2004	Acquisitions and adjustments	March 31, 2005	March 31, 2005
	(dollars in thousands)

Colorado Business Bank	$12,779	$256	$13,035	$1,299,198
Arizona Business Bank	1,661	43	1,704	412,344
Investment banking services	5,232	47	5,279	6,828
Investment advisory and Trust	3,364	519	3,883	5,100
Insurance	14,545	—	14,545	20,195
Corporate support and other	—	—	—	2,018

Total	$37,581	$865	$38,446	$1,745,683

As of March 31, 2005, and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

		Employment and
	Customer Contracts, Lists	Non-Solicitation
	and Relationships	Agreements	Total

December 31, 2004	$3,536	$62	$3,598
Amortization	137	4	141

March 31, 2005	$3,399	$58	$3,457

The Company recorded amortization expense of $141,000 during the three months ended March 31, 2005, compared to $138,000 in the same period of 2004.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

2006	$473
2007	472
2008	413
2009	364
2010	363
Total	$2,085

7.                                      Derivatives

Asset/Liability Management Hedges

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin.

In January 2003, the Company entered into an interest-rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed-interest-rate obligation under the 10% junior subordinated debentures to a variable-interest-rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable-rate assets with variable-rate liabilities.  The swap has the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures.  Under the swap, the Company pays interest at a variable rate equal to a spread over 90-day LIBOR, adjusted quarterly, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related 10% junior subordinated debentures.  The interest-rate swap is a derivative financial instrument and has been designated as a fair value hedge of the 10% junior subordinated debentures.  Because the critical terms of the interest rate swap match the terms of the 10% junior subordinated debentures, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

The 10% junior subordinated debentures become callable at par in June of 2005.  The Company is currently evaluating alternative funding sources, and it is likely that these debentures will be called.  If the debentures are called, the fair value hedge accounted for under the short-cut method will be canceled.  To cancel this swap, the Company will have to pay a settlement amount to its counterparty.  As of March 31, 2005, the fair value of the swap, which is a liability to the Company, is $0.7 million.

The Company has entered into several interest rate swap agreements for the purpose of minimizing the asset-sensitivity of the Company’s financial statements and the impact from interest rate fluctuations.  Under these interest rate swap agreements, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swaps qualify as cash flow hedges under SFAS No. 133, as amended, and are designated as hedges of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreements are measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swaps that are deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statement of income as part of noninterest income.

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

Derivatives — Summary Information

	March 31,
	2005		2004
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Asset/Liability management hedges:
Fair value hedge - interest rate swap	$20,000	$(695)	$20,000	$(276)
Cash flow hedge - interest rate swap	120,000	(2,026)	—	—

Customer accomodation derivative
Interest rate swap	$1,138	$(28)	$—	$—
Reverse interest rate swap	1,138	28	—	—

	Interest Rate Received	Interest Rate Paid
Asset/Liability hedges	6.85%	5.90%
Customer accomodation hedges	6.20%	6.20%

8.                                      Segments

The Company’s principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance, and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail.  ABB is based in Phoenix, Arizona and has bank offices in Surprise, Tempe, Scottsdale, Gilbert and Phoenix, Arizona.

The Investment Banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The Trust and Advisory Services segment consists of the operations of ACMG and CoBiz Private Asset Management (“PAM”). ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. CoBiz Private Asset Management offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	For the Quarter ended March 31, 2005
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$17,765	$5,251	$6	$3	$18	$46	$23,089
Total interest expense	4,306	959	—	—	—	1,009	6,274
Net interest income	13,459	4,292	6	3	18	(963)	16,815
Provision for loan and lease losses	340	195	—	—	—	(100)	435
Net interest income after provision for loan and lease losses	13,119	4,097	6	3	18	(863)	16,380
Noninterest income	983	261	1,578	1,003	2,849	1	6,675
Noninterest expense and minority interest	3,459	2,349	996	851	2,185	5,577	15,417
Income before income taxes	10,643	2,009	588	155	682	(6,439)	7,638
Provision for income taxes	3,874	735	226	61	264	(2,348)	2,812
Net income before management fees and overhead allocations	$6,769	$1,274	$362	$94	$418	$(4,091)	$4,826
Management fees and overhead allocations, net of tax	2,149	657	34	40	64	(2,944)	—
Net income	$4,620	$617	$328	$54	$354	$(1,147)	$4,826

	At March 31, 2005
Balance Sheet
Total assets	$1,299,198	$412,344	$6,828	$5,100	$20,195	$2,018	$1,745,683
Total gross loans and leases	828,334	310,872	—	—	—	183	1,139,389
Total deposits & customer repurchase agreements	1,094,214	241,358	—	532	—	—	1,336,104

	For the Quarter ended March 31, 2004
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$13,475	$3,514	$1	$7	$1	$23	$17,021
Total interest expense	2,387	700	—	3	—	493	3,583
Net interest income	11,088	2,814	1	4	1	(470)	13,438
Provision for loan and lease losses	271	134	—	—	—	—	405
Net interest income after provision for loan and lease losses	10,817	2,680	1	4	1	(470)	13,033
Noninterest income	1,061	327	534	880	1,932	8	4,742
Noninterest expense and minority interest	3,559	1,632	683	753	1,670	3,729	12,026
Income before income taxes	8,319	1,375	(148)	131	263	(4,191)	5,749
Provision for income taxes	3,110	526	(56)	53	133	(1,572)	2,194
Net income before management fees and overhead allocations	$5,209	$849	$(92)	$78	$130	$(2,619)	$3,555
Management fees and overhead allocations, net of tax	1,547	389	27	21	47	(2,031)	—
Net income	$3,662	$460	$(119)	$57	$83	$(588)	$3,555

	At March 31, 2004
Balance Sheet
Total assets	$1,137,454	$295,436	$5,663	$4,789	$19,811	$229	$1,463,382
Total gross loans and leases	755,242	213,525	—	—	—	1,009	969,776
Total deposits & customer repurchase agreements	885,105	200,735	—	1,282	—	—	1,087,122

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q.  Certain terms used in this discussion are defined in the notes to these financial statements.  For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2004.

For a discussion of the segments included in our principal activities, see Note 8 to these financial statements.

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

In the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organically.  We intend to grow through the addition of new de novo banks.  During 2004, we opened a bank in Arizona and a bank in Colorado.  In February 2005, we opened an additional Arizona location in the East Valley and anticipate opening a location in the Chandler area during June 2005.

In March 2005, we announced the hiring of a senior insurance brokerage executive to establish operations in the Phoenix marketplace to offer property and casualty insurance.  We feel that this strategy, similar to our de novo approach in banking, will be a cost-effective way to enter the Arizona market.

Financial Highlights

•                  Net income for the three months ended March 31, 2005 was $4.8 million, an increase of 36%, compared to $3.6 million for the same period in 2004.  Diluted earnings per share for the three months ended March 31, 2005 were $0.21, an increase of 31%, compared to $0.16 for the same period in 2004.

•                  Net interest income on a tax-equivalent basis for the three months ended March 31, 2005 increased 25% to $16.9 million, compared to $13.5 million for the same period in 2004, primarily due to an increase in earning assets, offset by an increase in the yield paid on interest-bearing liabilities.  Our net interest margin on a tax-equivalent basis was 4.24% for the three months ended March 31, 2005, compared to 4.16% for the same period in 2004.

•                  Gross loans and leases increased 2.3% from December 31, 2004, or 9.1% on an annualized basis.

•                  Deposits increased 3.6% from December 31, 2004, or 14.7% on an annualized basis.

•                  Asset quality remained strong, with non-performing assets as a percentage of total assets at 0.06%, compared to 0.14% for the first quarter of 2004.

•                  Investment Banking Services achieved a 196% increase in revenue, compared to the first quarter of 2004.

•                  Insurance achieved a 47% increase in revenue, primarily due to wealth transfer products, compared to the first quarter of 2004.  Employee benefit revenue within the Insurance segment, which is recurring by nature, also showed good growth, increasing by 31%.

•                  Investment Advisory and Trust achieved a 14% increase in revenue, primarily due to an increase in assets under management, compared to the first quarter of 2004.

•                  Our efficiency ratio improved to 65.13% from 67.14% in the first quarter of 2004.  The improvement in our efficiency ratio is attributed to the growth of our fee-based businesses.

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

We conducted our annual evaluation of our reporting units as of December 31, 2004.  As discussed in our Annual Report on Form 10-K for the period ending December 31, 2004, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.  The fair value calculations were also tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and reducing projected revenue growth and projected cost savings.  Using this sensitivity approach, there was no impairment identified in any reporting unit.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

Total assets increased by $46.1 million to $1.75 billion as of March 31, 2005, from $1.70 billion as of December 31, 2004.  The increase in total assets is primarily due to growth in net loans.  The increase in total assets was largely funded by deposits.

The following table sets forth the balance of loans and leases and deposits as of March 31, 2005,  December 31, 2004 and March 31, 2004 (dollars in thousands):

	March 31, 2005		December 31, 2004		March 31, 2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS AND LEASES
Commercial	$399,623	35.5%	$386,954	35.2%	$332,884	34.8%
Real Estate - mortgage	537,493	47.8%	527,266	47.9%	457,415	47.8%
Real Estate - construction	127,374	11.3%	121,138	11.0%	110,386	11.5%
Consumer	62,948	5.6%	65,792	6.0%	58,386	6.1%
Municipal Leases	11,768	1.0%	12,858	1.2%	9,696	1.0%
Small business leases	183	0.0%	299	0.0%	1,009	0.1%
Loans and leases	1,139,389	101.3%	1,114,307	101.3%	969,776	101.3%
Less allowance for loan and lease losses	(14,992)	(1.3)%	(14,674)	(1.3)%	(12,660)	(1.3)%
Net loan and leases	$1,124,397	100.0%	$1,099,633	100.0%	$957,116	100.0%

	March 31, 2005		December 31, 2004		March 31, 2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$443,176	33.2%	$463,013	35.5%	$349,781	32.1%
Savings	11,618	0.9%	10,684	0.8%	9,299	0.9%
Certificates of deposits under $100,000	86,944	6.5%	76,544	5.9%	80,231	7.4%
Certificates of deposits $100,000 and over	274,085	20.5%	240,795	18.5%	215,507	19.8%
Total interest-earning deposits	815,823	61.1%	791,036	60.7%	654,818	60.2%
Noninterest-bearing demand deposits	372,708	27.9%	355,974	27.3%	312,949	28.8%
Customer repurchase agreements	147,573	11.0%	156,093	12.0%	119,355	11.0%
Total deposits and customer repurchase agreements	$1,336,104	100.0%	$1,303,103	100.0%	$1,087,122	100.0%

Gross loans and leases increased by $25.1 million as of March 31, 2005, from $1.1 billion as of December 31, 2004.  The increase in loans and leases is primarily due to growth in our commercial and real estate portfolios.  For the quarter ending March 31, 2005, loans and leases have grown at an annualized rate of 9.1%.  The majority of the growth during the first quarter came from Arizona, as the banks opened during 2004 have continued to penetrate the market.

Deposits increased by $41.5 million to $1.2 billion as of March 31, 2005, from $1.1 billion as of December 31, 2004. The increase in deposits was primarily from growth in certificate of deposits, which represented 31% and 28% of total deposits for March 31, 2005, and December 31, 2004, respectively.

Now that interest rates have climbed to higher levels, the Company believes that some customers have become more sensitive to interest rates and have repositioned their balances on deposit from lower interest bearing accounts into certificates of deposit.  Securities sold under agreements to repurchase were $255.8 million at March 31, 2005, and $233.2 million at December 31, 2004.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the total repurchase agreements outstanding at March 31, 2005, and December 31, 2004, 58% and 67%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Bank-Owned Life Insurance increased by $8.2 million to $23.8 million at March 31, 2005 from $15.6 million at December 31, 2004.  The increase is primarily related to the purchase of $8.0 million of Bank Owned Life Insurance (“BOLI”) policies on certain key officers.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deferred income taxes increased $2.6 million to $6.9 million at March 31, 2005, from $4.3 million at December 31, 2004.  The increase was related to the $2.1 million tax effect of the unrealized loss on available-for-sale investments and derivative instruments recognized in the quarter ending March 31, 2005.

Advances from the Federal Home Loan Bank of Topeka (“FHLB”) increased $46.3 million to $91.3 million at March 31, 2005, from $45.0 million at December 31, 2004.  Advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
			Increase/(decrease)
	2005	2004	Amount	%

Interest Income	$23,089	$17,021	$6,068	35.7%
Interest Expense	6,274	3,583	2,691	75.1%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	16,815	13,438	3,377	25.1%
Provision for loan and lease losses	435	405	30	7.4%
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,380	13,033	3,347	25.7%
Noninterest Income	6,675	4,742	1,933	40.8%
Noninterest Expense	15,417	12,026	3,391	28.2%

INCOME BEFORE INCOME TAXES	7,638	5,749	1,889	32.9%
Provision for income taxes	2,812	2,194	618	28.2%
NET INCOME	$4,826	$3,555	$1,271	35.8%

Earnings per share on a fully diluted basis for the first quarter were $0.21 for 2005 and $0.16 for the same period in 2004.  Annualized return on average assets for the three months ended March 31, 2005 was 1.12% versus 1.02% for the three months ended March 31, 2004.  Annualized return on average common shareholders’ equity for the three months ended March 31, 2005 was 15.79% versus 14.17% for the three months ended March 31, 2004.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We currently maintain a slightly asset-sensitive balance sheet and our net interest margin may be positively impacted if interest rates increase.  Conversely, a decrease in interest rates may negatively impact our net interest margin. We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.  During 2004, we implemented an asset liability strategy to use interest-rate swaps on our prime-based loan portfolio to reduce our overall sensitivity.  As of March 31, 2005, the swaps have a notional value of $120.0 million.  There were no outstanding prime-based swaps at March 31, 2004.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2005 and 2004.

	Quarter Ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)

Assets
Federal funds sold and other	4,817	75	6.23%	1,529	23	5.95%
Investment securities (2)	496,967	4,557	3.67%	365,159	2,984	3.23%
Loans and leases (2), (3)	1,132,740	18,569	6.56%	953,587	14,099	5.85%
Allowance for loan and leases	(14,856)	0	0.00%	(12,516)	0	0.00%
Total interest earning assets	1,619,668	23,201	5.73%	1,307,759	17,106	5.17%
Noninterest-earning assets
Cash and due from banks	36,819			32,923
Other	86,800			66,908
TOTAL ASSETS	$1,743,287			$1,407,590

Liabilities and Shareholders’ Equity
Deposits
NOW and Money Market Deposits	446,512	1,219	1.11%	350,553	598	0.69%
Savings Deposits	11,602	9	0.31%	8,940	7	0.31%
Certificates of Deposits
Under $100,000	76,095	461	2.46%	87,155	499	2.30%
$100,000 and over	249,645	1,460	2.37%	210,606	1,007	1.92%
Total Interest-bearing deposits	783,854	3,149	1.63%	657,254	2,111	1.29%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	295,483	1,475	2.00%	227,360	694	1.21%
FHLB advances	92,453	612	2.65%	81,283	276	1.34%
Junior subordinated debentures	71,635	1,038	5.80%	40,575	502	4.89%
Total interest-bearing liabilities	1,243,425	6,274	2.03%	1,006,472	3,583	1.42%
Noninterest-bearing demand accounts	364,146			283,582
Total deposits and interest-bearing liabilities	1,607,571			1,290,054
Other noninterest-bearing liabilities	11,802			16,666
Total liabilities	1,619,373			1,306,720
Shareholders' equity	123,914			100,870
Total liabilities and shareholders’ equity	$1,743,287			$1,407,590
Net interest income		$16,927			$13,523
Net interest spread			3.70%			3.75%
Net interest margin			4.24%			4.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.26%			129.93%

(1)          Average yield or cost for the three months ended March 31, 2005 and 2004 has been annualized and is not necessarily indicative of results for the entire year.

(2)          Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)          Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

The increase in interest income on a tax-equivalent basis was driven by a $311.9 million increase in average interest-earning assets for the quarter ended March 31, 2005, compared to the same period in 2004.  The 56 basis point increase in the yield on interest-bearing assets has also contributed to the increase in interest income.  The increase in interest-earning assets was driven by our average loan portfolio, which increased $179.2 million from March 31, 2004 to March 31, 2005.

The increase in interest expense was evenly attributed to increased volume of interest-bearing liabilities and the rising interest rate environment.  Our interest-bearing deposit portfolio and short-term wholesale borrowings have grown proportionately with our loan and investment portfolios.  Since March 31, 2004, the prime rate has increased from 4.0% to 5.75% at the end of March 31, 2005.  Another significant factor contributing to the increase in interest expense was the issuance of $30.9 million in junior subordinated debentures in May 2004.

Our net interest income is driven almost exclusively by our core banking franchise.  Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio and other funding sources.  To facilitate this future growth, we opened one de novo bank in Arizona during the first quarter of 2005 and anticipate an additional de novo in Arizona during the second quarter of 2005.  Although we have not yet identified additional bank presidents, we foresee adding additional de novo banks in Arizona and Colorado as qualified bank presidents are identified.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Quarter Ended March 31,
			Increase/(decrease)
	2005	2004	Amount	%
NONINTEREST INCOME
Deposit service charges	$720	$716	$4	1%
Other loan fees	139	153	(14)	(9)%
Trust and advisory income	1,003	880	123	14%
Insurance revenue	2,849	1,932	917	47%
Investment banking revenue	1,578	534	1,044	196%
Other income	386	259	127	49%
Gain on sale of other assets and securities	—	268	(268)	(100)%
Total noninterest income	$6,675	$4,742	$1,933	41%

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

Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis.  Total services billed on analysis have increased 17% from the first quarter of 2004 to the first quarter of 2005.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining non-interest bearing deposits.  Although the average balance of deposits tied to our treasury management services has increased 25% in 2005 compared to 2004, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased.  Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

The increase in trust and advisory income was primarily attributable to the growth in the market values of ACMG’s assets under management and the addition of new customers.  As of March 31, 2005, ACMG and PAM had a combined $523.0 million in discretionary assets under management, a 14% increase over March 31, 2004, and $139.9 million in non-discretionary assets under management, a 90% increase over March 31, 2004.  Fees earned on discretionary assets averaged 74 basis points for the quarter ending March 31, 2005, compared to 75 basis points for the same period in 2004.  Fees earned on non-discretionary assets averaged 6 basis points for the quarter ending March 31, 2005, compared to 9 basis points for the same period in 2004.

The increase in insurance revenue was primarily due to several large-dollar wealth transfer policies closed in the first quarter of 2005 and an increase in fees earned from employee benefit consulting.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  In the first quarter of 2005, revenue earned from the Insurance segment is comprised 53% of wealth transfer, 25% of benefits brokerage, 21% of property and casualty, and 1% of miscellaneous fees.  During the same period in 2004, insurance revenue was comprised of 41% of wealth transfer, 28% of benefits brokerage, 28% of property and casualty, and 3% of miscellaneous fees.

Investment banking income includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue for the three months ended March 31, 2005, included two success fees totaling $1.4 million, compared to one success fee totaling $0.4 million for the quarter ending March 31, 2004.

Other income is comprised of increases in the cash surrender value of life insurance, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  An additional $8.0 million of bank-owned life insurance was purchased in January 2005, thus contributing to the current year increase in other income.

During the first quarter of 2004, we rebalanced our investment portfolio by selling certain securities, primarily available-for-sale mortgage-backed securities, and purchasing other securities, which resulted in gains on sale.   No such transactions were executed in the first quarter of 2005.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  We will continue to explore additional areas where we can grow noninterest income.  Noninterest income as a percentage of operating revenues was 28% for the three months ended March 31, 2005, compared to 26% for the same period in 2004.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2005 and 2004 (in thousands):

	Quarter Ended March 31,
			Increase/(decrease)
	2005	2004	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$10,078	$7,570	$2,508	33%
Occupancy expenses, premises and equipment	2,627	2,263	364	16%
Amortization of intangibles	141	138	3	2%
Other operating expenses	2,454	2,055	399	19%
Loss on sale of other assets and security write-down	117	—	117	100%
Total noninterest expenses	$15,417	$12,026	$3,391	28%

The increase in salaries and employee benefits in 2005 from 2004 was due primarily to the addition of 21 new bankers since March 31, 2004, 17 of which are in the Arizona market.  The significant contributors to the $2.5 million increase in salaries and employee benefits were: $1.4 million in salaries, of which $0.9 million was related to the Bank and $0.4 million was related to the Insurance segment; $0.7 million in bonus accruals; and $0.2 million in payroll taxes and insurance benefits.  Some of our business development officers, primarily in the Insurance segment, are compensated on a commission basis where salary expense increases proportionately with their revenue. The annual cost of living and performance raises awarded to employees effective January 1, 2005, has also contributed to the increase.  The Company’s full-time-equivalent employees were 418 and 399 at March 31, 2005 and 2004, respectively.

Occupancy costs have increased due to the additions of one Colorado and two Arizona banks subsequent to March 31, 2004, as well as the addition of a new operations center.  Beginning in the fourth quarter of 2004, the Company began centralizing its information technology and operational areas in a new leased location.  The move was finalized in the first quarter of 2005 to the new location that includes 24,000 square feet of office and data center space.  This move, as well as an ongoing commitment to providing the highest level of technological service to our customers has increased our depreciation and maintenance expense.

Other operating expenses in the first quarter of 2005 have increased over the same period in 2004 primarily due to accounting, professional services and a small litigation reserve.  The increase in accounting and professional services is a result of the company’s compliance with the Sarbanes-Oxley Act of 2002.  The litigation reserve was established in the amount of the Company’s insurance deductible and relates to an operational loss on a customer’s account.

The loss on sale of other assets and security write-down is related to an other-than-temporary, non-cash, non-operating pre-tax impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock.  The Company recorded the write-down because the fair value has been below cost for an extended period and a recovery in fair value was not assured within a reasonably short period of time.

Overall, the increases in noninterest expenses reflect our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the expansion of our business through acquisitions and the opening of new banks.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.4 million for both the three months ended March 31, 2005 and 2004.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.  As of March 31, 2005, the allowance for loan and lease losses amounted to 1.32% of total loans and leases, compared to 1.31% at March 31, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

	Three months ended	Year ended	Three months ended
	March 31, 2005	December 31, 2004	March 31, 2004
		(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$14,674	$12,403	$12,403
Charge-offs:
Commercial	(3)	(414)	(117)
Real estate — mortgage	(238)	(410)	(14)
Consumer	(8)	(88)	(37)
Direct financing leases	—	(55)	(15)
Total charge-offs	(249)	(967)	(183)
Recoveries:
Commercial	12	83	16
Real estate — mortgage	35	15	—
Consumer	81	34	12
Direct financing leases	4	91	7
Total recoveries	132	223	35
Net charge-offs	(117)	(744)	(148)
Provisions for loan and lease losses charged to operations	435	3,015	405
Balance of allowance for loan and lease losses at end of period	$14,992	$14,674	$12,660
Ratio of net charge-offs to average loans and leases (1)	(0.04)%	(0.07)%	(0.06)%
Average loans and leases outstanding during the period	$1,132,740	$1,029,538	$953,587

(1)          The ratios for the three months ended March 31, 2005 and 2004 have been annualized and is not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
	2005	2004	2004
	(dollars in thousands)
Nonperforming Loans and Leases
Loans and leases 90 days or more delinquent and still accruing	$—	$76	$386
Nonaccrual loans and leases	931	1,313	1,364
Total nonperforming loans and leases	931	1,389	1,750
Repossessed assets	37	38	233
Real estate acquired by foreclosure	—	—	60
Total nonperforming assets	$968	$1,427	$2,043
Allowance for loan and lease losses	$14,992	$14,674	$12,660

Ratio of nonperforming assets to total assets	0.06%	0.08%	0.14%
Ratio of nonperforming loans and leases to total loans and leases	0.08%	0.12%	0.18%
Ratio of allowance for loan and lease losses to total loans and leases	1.32%	1.32%	1.31%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	1610.31%	1056.44%	723.43%

Capital Resources

Our primary source of stockholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At March 31, 2005, stockholders’ equity totaled $122.9 million, a slight increase from December 31, 2004.  The increase in stockholders’ equity is primarily due to net income of $4.8 million and $0.3 million from the issuance of common stock from option exercises.  These transactions were offset by $1.0 million in dividends paid on our common stock and a $3.4 million decrease in the fair value of available-for-sale securities and derivative instruments.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of March 31, 2005, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth.  The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of March 31, 2005:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Short-term obligations (1)	$258,087	$—	$—	$—	$258,087
FHLB advances	91,250	—	—	—	91,250
Long-term obligations (2)	21,120	—	—	51,047	72,167
Operating lease obligations	4,233	8,632	9,270	6,863	28,998
Total contractual obligations	$374,690	$8,632	$9,270	$57,910	$450,502

(1)   Short-term obligations are comprised of the Company’s obligations under repurchase agreements, federal funds purchased and the estimated 2005 ACMG earn-out.

(2)   Long-term obligations are comprised of the junior subordinated debentures.

The Company has also committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  As of March 31, 2005, a $2.2 million accrual is included in the above table for the ACMG earn-out for the period ending on March 31, 2005.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2005, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$259,534	$139,971	$21,062	$604	$421,171
Standby letters of credit	16,012	1,270	—	—	17,282
Commercial letters of credit	8,833	1,525	—	—	10,358
Unfunded commitments for unconsolidated investments	8,031	—	—	—	8,031
Company guarantees	2,297	—	—	—	2,297
Total commitments	$294,707	$142,766	$21,062	$604	$459,139

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable.  Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at March 31, 2005 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2005, we had $159.6 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase.

At the holding company level, our primary source of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

The Company expects that cash provided/used by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of tax and other payments.  Management believes that the existing cash, cash equivalent and investments in marketable securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  The Company may decide to sell additional equity or debt securities to further enhance our capital position, and the sale of additional equity securities could result in additional dilution to our stockholders.  Loan repayments and scheduled investment maturities may provide additional sources of liquidity, if needed.

Our fixed-rate junior subordinated debentures issued in 2000 become callable at par in June of 2005.  The Company is currently evaluating alternative funding sources, and it is likely that these debentures will be called.  The Company has entered into an interest-rate swap to convert these fixed-rate debentures into a variable rate that is accounted for as a fair-value hedge using the short-cut treatment allowed under SFAS 133, as amended.  To cancel this swap, the Company will have to pay a settlement amount to its counterparty, equal to the fair value of the contract.  As of March 31, 2005, the fair value of the swap, which is a liability to the Company, is $0.7 million.

Net cash provided by operating activities totaled $5.0 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.  The increase is primarily due to an increase in cash received from net interest income and an increase in cash received from non-interest income, offset by higher operating expenses.  Our average interest earning assets increased by $311.9 million from March 31, 2004 to March 31, 2005, while our interest bearing liabilities only increased by $237.0 million.   In addition, our net interest margin increased to 4.24% for the first quarter of 2005, from 4.16% in the first quarter of 2004.  The net increase in our interest earning assets helped drive our cash receipts from net interest income.  Our cash receipts from our fee-based business lines increased substantially, primarily due to the M&A transactions closed by GMB and the wealth transfer business of the Insurance segment.  Our cash uses for operations continue to grow as we deploy our de novo strategy and grow our fee-based business lines.

Net cash used in investing activities totaled $38.6 million and $39.1 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease in cash used in investing activities is primarily related to an $8.3 million decrease in cash paid in earn-out agreements, a $1.0 million decrease in loan originations, offset by an $8.0 million purchase of bank-owned life insurance polices and an increase in net investment transactions of $1.0 million.

Net cash provided by financing activities totaled $42.5 million and $35.1 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in net cash provided by financing activities is primarily attributed to a $32.9 million increase in deposit inflows, a $15.6 million increase in securities sold under agreement to repurchase, and a $55.4 million increase in net advances from the Federal Home Loan Bank.  These increases were offset by a $95.9 million decrease in fed funds purchased.  Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations.  During short term periods the Company may utilize FHLB advances or fed funds purchased in an effort to meeting certain funding requirements.  These two sources of funds may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Changes in Internal Control.   During the quarter that ended on the Evaluation Date, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2005, we relocated our information technology center to a new location, significantly increasing the security to our information technology equipment.  Although this change enhanced our controls, it was not in response to an identified significant deficiency or material weakness.

PART II.  OTHER INFORMATION

Item 5.  Other Information

In the first quarter of 2005, CoBiz Inc.’s wholly owned subsidiary, CoBiz Bank, N.A. (the “Bank”), purchased bank owned life insurance pursuant to a Supplemental Split Dollar Life Insurance Plan as described in Exhibit 10.18.

Item 6.  Exhibits

Exhibits and Index of Exhibits.

10.18	Summary of Supplemental Split Dollar Life Insurance Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	May 10, 2005	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	May 10, 2005	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer