Form 10-Q
period 2005-06-30
COBIZ INC
filed 2005-08-08
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Yes     ☒           No     ☐

There were 22,213,525 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 1, 2005.

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

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc

Consolidated Statements of Condition

June 30, 2005 and December 31, 2004

(unaudited)

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Cash and due from banks	$37,200	$32,345
Investments:
Investment securities available for sale (cost of $469,102 and $473,485, respectively)	466,181	472,323
Investment securities held to maturity (fair value of $1,008 and $1,222, respectively)	997	1,196
Other investments	10,739	11,715
Total investments	477,917	485,234
Loans and leases, net	1,181,146	1,099,633
Goodwill	38,446	37,581
Intangible assets	3,319	3,598
Bank owned life insurance	24,017	15,552
Premises and equipment, net	9,412	8,320
Accrued interest receivable	5,831	5,448
Deferred income taxes	5,791	4,304
Other	8,311	7,546
TOTAL ASSETS	$1,791,390	$1,699,561

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	414,400	355,974
NOW and Money Market	458,261	463,013
Savings	10,343	10,684
Certificates of Deposits	386,402	317,339
Total Deposits	1,269,406	1,147,010
Federal funds purchased	2,701	67,150
Securities sold under agreements to repurchase	218,861	233,221
Advances from Federal Home Loan Bank	100,000	45,000
Accrued interest and other liabilities	18,773	13,458
Junior subordinated debentures	51,547	71,637
TOTAL LIABILITIES	$1,661,288	$1,577,476

Shareholders’ Equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding
Common, $.01 par value; 50,000,000 shares authorized; 22,209,587 and 21,950,759 issued and outstanding, respectively	222	220
Additional paid-in capital	68,311	65,890
Retained earnings	64,083	56,840
Accumulated other comprehensive (loss) net of income tax of $(1,540) and $(531), respectively	(2,514)	(865)
Total shareholders’ equity	$130,102	$122,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,791,390	$1,699,561

See Notes to Consolidated Financial Statements

CoBiz Inc

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$20,136	$14,809	$38,627	$28,848
Interest and dividends on investment securities:
Taxable securities	4,264	3,447	8,606	6,265
Nontaxable securities	60	47	112	91
Dividends on securities	118	84	228	164
Federal funds sold and other	44	29	119	52
Total interest income	24,622	18,416	47,692	35,420
INTEREST EXPENSE:
Interest on deposits	4,108	2,157	7,258	4,267
Interest on short-term borrowings and FHLB advances	2,171	1,099	4,257	2,069
Interest on junior subordinated debentures	1,185	643	2,223	1,146
Total interest expense	7,464	3,899	13,738	7,482
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	17,158	14,517	33,954	27,938
Provision for loan and lease losses	660	905	1,095	1,310
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,498	13,612	32,859	26,628
NONINTEREST INCOME:
Service charges	752	737	1,472	1,453
Trust and advisory fees	966	915	1,969	1,795
Insurance revenue	2,483	2,588	5,332	4,517
Investment banking revenues	391	582	1,969	1,116
Other income	749	521	1,292	954
Gain on sale of other assets and securities	—	17	—	285
Total noninterest income	5,341	5,360	12,034	10,120
NONINTEREST EXPENSE:
Salaries and employee benefits	9,268	8,185	19,346	15,755
Occupancy expenses, premises and equipment	2,740	2,240	5,367	4,503
Amortization of intangibles	138	124	279	262
Other	2,743	2,175	5,196	4,231
Loss on sale of other assets and securities	9	—	126	—
Total noninterest expense	14,898	12,724	30,314	24,751
INCOME BEFORE INCOME TAXES	6,941	6,248	14,579	11,997
Provision for income taxes	2,536	2,296	5,347	4,490
NET INCOME	$4,405	$3,952	$9,232	$7,507

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	1,761	(6,214)	(1,649)	(5,466)
COMPREHENSIVE INCOME (LOSS)	$6,166	$(2,262)	$7,583	$2,041

EARNINGS PER SHARE:
Basic	$0.20	$0.18	$0.42	$0.35
Diluted	$0.19	$0.18	$0.40	$0.33

See Notes to Consolidated Financial Statements

CoBiz Inc.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004

(unaudited)

	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,232	$7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	967	809
Depreciation and amortization	2,076	1,753
Noncash loss on termination of interest-rate hedge	(85)	—
Tax benefit from stock options	207	503
Write-down of impaired investment security	108	—
Provision for loan and lease losses	1,095	1,310
FHLB stock dividend	(142)	—
Deferred income taxes	(478)	(396)
Loss (gain) on sale of equipment and securities	18	(285)
Increase in cash surrender value of bank owned life insurance	(445)	(229)
Changes in operating assets and liabilities
Accrued interest receivable	(383)	(404)
Other assets	83	(1,073)
Accrued interest and other liabilities	6,653	(1,199)
Net cash provided by operating activities	18,906	8,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(975)	(712)
Purchase of investment securities available for sale	(70,374)	(167,228)
Maturities of investment securities held to maturity	198	182
Maturities of investment securities available for sale	74,182	90,375
Cash paid for earn-outs	(2,033)	(9,775)
Purchase of bank owned life insurance	(8,020)	(4,000)
Loan and lease originations and repayments, net	(82,608)	(80,449)
Purchase of premises and equipment	(1,857)	(1,811)
Purchase of intangible asset	—	(300)
Proceeds from sale of premises and equipment	41	43
Net cash used in investing activities	(91,446)	(173,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	53,333	77,205
Net increase (decrease) in certificates of deposit	69,063	(4,332)
Net (decrease) increase in federal funds purchased	(64,449)	26,400
Net (decrease) increase in securities sold under agreements to repurchase	(14,360)	65,465
Advances from the Federal Home Loan Bank	1,301,250	239,000
Repayments of advances from the Federal Home Loan Bank	(1,246,250)	(265,548)
Proceeds from issuance of junior subordinated debentures	—	30,000
Redemption of junior subordinated debentures	(20,000)	—
Cash paid for termination of interest-rate hedge	(75)	—
Proceeds from exercise of stock options	872	1,089
Dividends paid on common stock	(1,989)	(1,738)
Net cash provided by financing activities	77,395	167,541
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,855	2,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,345	34,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,200	$36,821

See notes to consolidated financial statements

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank, N.A. (“Bank”); CoBiz Insurance, Inc.; Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; and Financial Designs Ltd. (“FDL”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

The Bank is a commercial banking institution with eight locations in the Denver, Colorado metropolitan area, two in Boulder and one in Edwards, Colorado, and seven in the Phoenix, Arizona metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

Stock Based Compensation

If the fair-value-based method of accounting under SFAS No. 123 had been applied to the Company’s stock option plans, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income, as reported	$4,405	$3,952	$9,232	$7,507
Less: stock-based compensation determined under the fair value method	(290)	(138)	(482)	(277)
Pro forma net income	$4,115	$3,814	$8,750	$7,230
Earnings per share:
As reported - basic	$0.20	$0.18	$0.42	$0.35
As reported - diluted	$0.19	$0.18	$0.40	$0.33
Pro forma - basic	$0.19	$0.18	$0.40	$0.34
Pro forma - diluted	$0.18	$0.17	$0.38	$0.32

2.                                      Earn-out Arrangements

General – Earn-out payments for the GMB, ACMG and FDL transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.  Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions.  See Note 6 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

Green Manning and Bunch, Ltd. – On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado.  In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”), and the right to receive future earn-out payments for the fiscal years 2001 through 2005.  Pursuant to the merger agreement, the earn-out payments for each of the years 2002 through 2005 shall equal a percentage of the excess of GMB’s earnings before interest, taxes, depreciation, and amortization as defined in the GMB merger agreement (“GMB EBITDA”), for the year, over a set hurdle rate.  The earn-out payments will be paid in cash to the former owners of GMB in proportion to their respective ownership immediately prior to the acquisition.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid.  No earn-out payments were required for the years 2001 through 2003 because GMB EBITDA did not exceed the hurdle rate in those years.  For the earn-out period ending December 31, 2004, the Company paid $1,136,000 based on GMB EBITDA of $3,373,000, which was paid in the first quarter of 2005.  The earn-out payment for 2005 will depend on the GMB EBITDA for that year.   Management estimates that the 2005 earn-out payment, which is the final year of the agreement, may range from $0 to $1,100,000.

Alexander Capital Management Group LLC – On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

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

The terms of the ACMG merger agreement provide for additional earn-out payments for each of the twelve months ended on March 31, 2004, 2005, and 2006 to be paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition.  All earn-out payments shall be made 40% in cash and 60% in CoBiz Stock.

The earn-out payment for the 12 months ended March 31, 2004 was equal to a multiple of  ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”).  The earn-out payments for 2005 and 2006 will be equal to a multiple of the excess, if any, of each year’s ACMG EBITDA over the ACMG EBITDA for the previous year.  During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000.  The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000.  In addition, during 2005 the Company paid $2,242,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz stock valued at $1,345,000.  An earn-out payment will be due for the period ending March 31, 2006 only if the ACMG EBITDA for that period exceeds $611,000.  At the end of the earn-out period, if the total earn-out payments are less than 2.08 times the total aggregate ACMG EBITDA during the three-year earn-out period, an additional earn-out payment will be made equal to such deficiency.   Management estimates that the 2006 earn-out payment, which is the final year of the agreement, may range from $808,000 to $2,200,000.

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units pursuant to a Unitholders’ Agreement, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated statements of condition as a component of “Accrued interest and other liabilities” and is included in “Other” non-interest expense in the consolidated statements of income and comprehensive income.  Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the Profits Interest Units entitle the holders to share in the earnings of ACMG for as long as they are held.   Pursuant to the terms of the Unitholders’ Agreement, under certain circumstances, the Company has the ability to call  the Profits Interest Units at a price based on a multiple of the trailing 12 months ACMG EBITDA.  Likewise, the holders of the Profits Interest Units have, under certain circumstances, the ability to put  the Profits Interest Units to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

Financial Designs Ltd. – On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that had provided employee benefits consulting services since 2000. The surviving corporation continues to use the FDL name.

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

The terms of the FDL merger agreement provide for additional earn-out payments for each of the calendar years 2003 through 2007 to be paid to the former shareholders of FDL in proportion to their respective ownership immediately prior to the acquisition.  The earn-out payments are payable 50% in cash and 50% in CoBiz common stock.

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation, and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003.   During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz stock valued at $9,449,000.

No earn-out payment was payable for the 2004 calendar year because FDL EBITDA for 2004 of $1,419,000 did not exceed FDL EBITDA for 2003.

The earn-out payments for the 2005 to 2007 calendar years will be calculated on the excess of each calendar year’s FDL EBITDA over a hurdle rate which is equal to the highest previously recognized FDL EBITDA for the 2004 through 2006 calendar years.  The earn-out payments for these calendar years will be based on a range of multiples, dependent on performance.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid.  Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period.  If FDL EBITDA for 2005 were the same as FDL EBITDA for 2004, then no earn-out payment will be due.   Management estimates that total cumulative earn-out payments for 2005 to 2007 may range from $677,000 to $3,500,000.

3.                                      Recent Accounting Pronouncements

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

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic earnings per share	22,162,071	21,775,614	22,093,653	21,582,726
Effect of dilutive securities	862,801	794,562	980,915	938,273
Weighted average shares outstanding - diluted earnings per share	23,024,872	22,570,176	23,074,568	22,520,999

As of June 30, 2005 and 2004, 151,570 and 87,560 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$1,948	$(10,030)	$(1,865)	$(8,561)

Unrealized gain on derivative securities, net of reclassification to operations of $421 and $29, respectively	892	5	(899)	5

Reclassification adjustment for realized gains arising during the period	—	(16)	106	(276)

Tax (expense) benefit related to items of other comprehensive income	(1,079)	3,827	1,009	3,366

Other comprehensive income (loss), net of tax	$1,761	$(6,214)	$(1,649)	$(5,466)

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of June 30, 2005, is noted below.  The increase in goodwill is primarily related to the ACMG 2005 earn-out that was paid in the second quarter of 2005.

	Goodwill			Total assets
	December 31, 2004	Acquisitions and adjustments	June 30, 2005	June 30, 2005
	(dollars in thousands)

Colorado Business Bank	$12,779	$256	$13,035	$1,288,946
Arizona Business Bank	1,661	43	1,704	468,495
Investment banking services	5,232	47	5,279	6,493
Investment advisory and Trust	3,364	519	3,883	4,956
Insurance	14,545	—	14,545	20,236
Corporate support and other	—	—	—	2,264

Total	$37,581	$865	$38,446	$1,791,390

As of December 31, 2004, and June 30, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer contracts, lists and relationships	Employment and non-solicitation agreements	Total
	(dollars in thousands)

December 31, 2004	$3,536	$62	$3,598
Amortization	271	8	279

June 30, 2005	$3,265	$54	$3,319

The Company recorded amortization expense of $279,000 during the six months ended June 30, 2005, compared to $262,000 in the same period of 2004.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

2006	$473
2007	472
2008	413
2009	364
2010	363

Total	$2,085

7.                                      Derivatives

Asset/Liability Management Hedges

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include the use of derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin.

In January 2003, the Company entered into an interest-rate swap agreement with a notional amount of $20,000,000.  The swap effectively converted the Company’s fixed-interest-rate obligation under the 10% junior subordinated debentures to a variable-interest-rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching our variable-rate assets with variable-rate liabilities.  The swap had the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures.  In conjunction with the Company’s exercise of its right to call the 10% junior subordinated debentures during the second quarter of 2005, the Company terminated the swap at fair value.  The termination resulted in the Company recognizing a loss totaling $160,000.

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

Derivatives – Summary Information

	June 30,
	2005		2004
	Notional	Estimated fair value	Notional	Estimated fair value
	(dollars in thousands)
Asset/liability management hedges:
Fair value hedge - interest rate swap	$—	$—	$20,000	$(964)
Cash flow hedge - interest rate swap	150,000	(1,134)	15,000	5

Customer accomodation derivative
Interest rate swap	$1,138	$9	$1,138	$21
Reverse interest rate swap	1,138	(9)	1,138	(21)

8.                                      Junior Subordinated Debentures

On June 30, 2005, the Company redeemed all outstanding junior subordinated debentures issued to the Colorado Business Bankshares Capital Trust I.  The redemption amount was $20,620,000 plus $515,000 in accrued and unpaid dividends.

A summary of the outstanding junior subordinated debentures at June 30, 2005 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619,000	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928,000	July 23, 2034	July 23, 2009

On August 2, 2005, the Company issued an additional $20.6 million of junior subordinated debentures to CoBiz Capital Trust III.  The debentures bear a variable rate of 3-month LIBOR plus 1.45% and have an early call date of September 30, 2010.

9.                                      Segments

The Company’s principal areas of activity consist of commercial banking, investment banking, trust and advisory services, insurance, and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail.  ABB is based in Phoenix, Arizona and has seven locations in the Phoenix metropolitan area.

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

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance is derived from insurance product sales and referrals, and are paid by third-party insurance carriers.  Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, and are paid to us by the insurance carrier for distributing and servicing their insurance products.

Corporate Support and Other consists of activities that are not directly attributable to the other reportable segments. Included in this category are primarily the activities of Leasing and the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	For the three months ended June 30, 2005
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$18,502	$6,075	$4	$4	$1	$36	$24,622
Total interest expense	5,193	1,114	—	—	—	1,157	7,464
Net interest income	13,309	4,961	4	4	1	(1,121)	17,158
Provision for loan and lease losses	350	340	—	—	—	(30)	660
Net interest income after provision for loan and lease losses	12,959	4,621	4	4	1	(1,091)	16,498
Noninterest income	1,163	336	391	966	2,483	2	5,341
Noninterest expense and minority interest	3,298	2,251	598	865	2,335	5,551	14,898
Income before income taxes	10,824	2,706	(203)	105	149	(6,640)	6,941
Provision for income taxes	4,033	1,000	(76)	43	65	(2,529)	2,536
Net income before management fees and overhead allocations	$6,791	$1,706	$(127)	$62	$84	$(4,111)	$4,405
Management fees and overhead allocations, net of tax	2,246	670	31	36	60	(3,043)	—
Net income	$4,545	$1,036	$(158)	$26	$24	$(1,068)	$4,405

	For the six months ended June 30, 2005
Income Statement
Total interest income	$36,251	$11,323	$10	$7	$19	$82	$47,692
Total interest expense	9,499	2,073	—	—	—	2,166	13,738
Net interest income	26,752	9,250	10	7	19	(2,084)	33,954
Provision for loan and lease losses	690	535	—	—	—	(130)	1,095
Net interest income after provision for loan and lease losses	26,062	8,715	10	7	19	(1,954)	32,859
Noninterest income	2,161	600	1,969	1,969	5,332	3	12,034
Noninterest expense and minority interest	6,756	4,600	1,594	1,716	4,520	11,128	30,314
Income before income taxes	21,467	4,715	385	260	831	(13,079)	14,579
Provision for income taxes	7,906	1,735	150	104	329	(4,877)	5,347
Net income before management fees and overhead allocations	$13,561	$2,980	$235	$156	$502	$(8,202)	$9,232
Management fees and overhead allocations, net of tax	4,395	1,327	65	76	124	(5,987)	—
Net income	$9,166	$1,653	$170	$80	$378	$(2,215)	$9,232

	At June 30, 2005
Balance Sheet
Total assets	$1,288,946	$468,495	$6,493	$4,956	$20,236	$2,264	$1,791,390
Total gross loans and leases	833,299	363,336	—	—	—	119	1,196,754
Total deposits and customer repurchase agreements	1,126,584	271,673	—	581	—	—	1,398,838

	For the three months ended June 30, 2004
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$14,594	$3,759	$1	$4	$—	$58	$18,416
Total interest expense	2,594	681	—	3	—	621	3,899
Net interest income	12,000	3,078	1	1	—	(563)	14,517
Provision for loan and lease losses	490	415	—	—	—	—	905
Net interest income after provision for loan and lease losses	11,510	2,663	1	1	—	(563)	13,612
Noninterest income	1,009	285	582	916	2,592	(24)	5,360
Noninterest expense and minority interest	3,268	1,792	745	768	2,132	4,019	12,724
Income before income taxes	9,251	1,156	(162)	149	460	(4,606)	6,248
Provision for income taxes	3,426	448	(59)	57	151	(1,727)	2,296
Net income before management fees and overhead allocations	$5,825	$708	$(103)	$92	$309	$(2,879)	$3,952
Management fees and overhead allocations, net of tax	1,648	418	30	22	49	(2,167)	—
Net income	$4,177	$290	$(133)	$70	$260	$(712)	$3,952

	For the six months ended June 30, 2004
Income Statement
Total interest income	$28,054	$7,271	$2	$11	$1	$81	$35,420
Total interest expense	4,981	1,381	—	6	—	1,114	7,482
Net interest income	23,073	5,890	2	5	1	(1,033)	27,938
Provision for loan and lease losses	761	549	—	—	—	—	1,310
Net interest income after provision for loan and lease losses	22,312	5,341	2	5	1	(1,033)	26,628
Noninterest income	2,086	614	1,116	1,796	4,524	(16)	10,120
Noninterest expense and minority interest	6,828	3,424	1,428	1,521	3,802	7,748	24,751
Income before income taxes	17,570	2,531	(310)	280	723	(8,797)	11,997
Provision for income taxes	6,536	974	(115)	110	284	(3,299)	4,490
Net income before management fees and overhead allocations	$11,034	$1,557	$(195)	$170	$439	$(5,498)	$7,507
Management fees and overhead allocations, net of tax	3,195	807	57	43	96	(4,198)	—
Net income	$7,839	$750	$(252)	$127	$343	$(1,300)	$7,507

	At June 30, 2004
Balance Sheet
Total assets	$1,203,660	$329,727	$5,526	$4,642	$20,582	$993	$1,565,130
Total gross loans and leases	777,182	245,956	—	—	—	725	1,023,863
Total deposits and customer repurchase agreements	963,011	205,747	—	1,412	—	—	1,170,170

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

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.  We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with wealth transfer planning and business succession from FDL.  We are able to protect assets with property and casualty insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with merger and acquisition (“M&A”) services from GMB and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from PAM, investment management services from ACMG and wealth transfer services from FDL.

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

In the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organically.  Our growth initiatives center around the addition of new de novo banks.  During 2004, we opened a bank in Arizona and a bank in Colorado.  In 2005, we opened two additional Arizona locations.

In March 2005, we announced the hiring of a senior insurance brokerage executive to establish operations in the Phoenix marketplace to offer property and casualty insurance.  We feel that this strategy, similar to our de novo approach in banking, will be a cost-effective way to enter the Arizona market.

Financial Highlights

•                  Net income for the three and six months ended June 30, 2005 was $4.4 million and $9.2 million respectively, compared to $4.0 million and $7.5 million for the same periods in 2004.  Diluted earnings per share for the three and six months ended June 30, 2005 was $0.19 and $0.40, compared to $0.18 and $0.33 for the same periods in 2004.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2005 increased to $17.3 million and $34.2 million respectively, compared to $14.6 million and $28.1 million for the same periods in 2004.  These increases were primarily due to an increase in earning assets, offset by an increase in the yield paid on interest-bearing liabilities.  Our net interest margin on a tax-equivalent basis was 4.22% and 4.23% for the three and six months ended June 30, 2005, respectively, compared to 4.19% and 4.18% for the same periods in 2004.

•                  Gross loans and leases increased 7.4% from December 31, 2004, or 14.9% on an annualized basis.

•                  Deposits increased 10.7% from December 31, 2004, or 21.5% on an annualized basis.

•                  Asset quality remained strong, with non-performing assets as a percentage of total assets at 0.04%, compared to 0.08% at December 31, 2004.

•                  Investment Banking Services revenue for the three and six months ended June 30, 2005 was $0.4 million and $2.0 million respectively, compared to $0.6 million and $1.1 million for the same periods in 2004.

•                  Insurance revenue for the three and six months ended June 30, 2005 was $2.5 million and $5.3 million respectively, compared to $2.6 million and $4.5 million for the same periods in 2004.

•                  Investment Advisory and Trust revenue for the three and six months ended June 30, 2005 was $1.0 million and $2.0 million respectively, compared to $0.9 million and $1.8 million for the same periods in 2004.

•                  On June 30, 2005 the Company retired $20.6 million in junior subordinated debentures that effectively bore a variable rate of 3-month LIBOR plus 4.23%.  On August 2, 2005, the Company raised another $20.6 million of junior subordinated debentures at a variable rate of 3-month LIBOR plus 1.45%.  The differential in the spread over LIBOR will result in an annual savings of $0.6 million.

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

Financial Condition

Total assets increased by $91.8 million to $1.79 billion as of June 30, 2005, from $1.70 billion as of December 31, 2004.  The increase in total assets is primarily due to growth in net loans which were largely funded by the growth in deposits.

The following table sets forth the balance of loans and leases and deposits as of June 30, 2005,  December 31, 2004 and June 30, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004		June 30, 2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS AND LEASES
Commercial	$402,444	34.1%	$386,954	35.2%	$358,907	35.5%
Real estate - mortgage	583,690	49.4%	527,266	47.9%	481,781	47.7%
Real estate - construction	132,845	11.2%	121,138	11.0%	112,625	11.1%
Consumer	64,559	5.5%	65,792	6.0%	59,404	5.9%
Municipal leases	13,096	1.1%	12,858	1.2%	10,421	1.0%
Small business leases	120	0.0%	299	0.0%	725	0.1%
Loans and leases	1,196,754	101.3%	1,114,307	101.3%	1,023,863	101.3%
Less allowance for loan and lease losses	(15,608)	(1.3)%	(14,674)	(1.3)%	(13,512)	(1.3)%
Net loan and leases	$1,181,146	100.0%	$1,099,633	100.0%	$1,010,351	100.0%

	June 30, 2005		December 31, 2004		June 30, 2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$458,261	32.8%	$463,013	35.5%	$388,172	33.2%
Savings	10,343	0.7%	10,684	0.8%	9,286	0.8%
Certificates of deposits under $100,000	84,566	6.0%	76,544	5.9%	77,153	6.6%
Certificates of deposits $100,000 and over	301,836	21.6%	240,795	18.5%	216,047	18.5%
Total interest-earning deposits	855,006	61.1%	791,036	60.7%	690,658	59.0%
Noninterest-bearing demand deposits	414,400	29.6%	355,974	27.3%	341,393	29.2%
Customer repurchase agreements	129,432	9.3%	156,093	12.0%	138,119	11.8%
Total deposits and customer repurchase agreements	$1,398,838	100.0%	$1,303,103	100.0%	$1,170,170	100.0%

Gross loans and leases increased by $82.4 million as of June 30, 2005, from $1.1 billion as of December 31, 2004.  The increase in loans and leases is primarily due to growth in our commercial and real estate portfolios.  For the six month period ending June 30, 2005, loans and leases have grown at an annualized rate of 14.9%.  The majority of the growth has come from Arizona, as the banks opened during 2004 have continued to penetrate the market.

Deposits increased by $122.4 million to $1.3 billion as of June 30, 2005, from $1.1 billion as of December 31, 2004. The increase in deposits was primarily from growth in certificates of deposits, which represented 30% and 28% of total deposits for June 30, 2005, and December 31, 2004, respectively.  Now that interest rates have climbed to higher levels, the Company believes that some customers have become more sensitive to interest rates and have repositioned their balances on deposit from lower interest bearing accounts into certificates of deposit.  However, the Company’s non-interest bearing demand deposits have also grown 21% since December 31, 2004.  This growth is primarily attributed to the Company’s focus on expanding its treasury management services, whereby customers receive an earnings credit for maintaining non-interest bearing deposits that may be used to offset treasury management fees.  Securities sold under agreements to repurchase were $218.9 million at June 30, 2005, and $233.2 million at December 31, 2004.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the total repurchase agreements outstanding at June 30, 2005 and December 31, 2004, 59% and 67%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Bank-Owned Life Insurance (“BOLI”) increased by $8.4 million to $24.0 million at June 30, 2005 from $15.6 million at December 31, 2004.  The increase is primarily related to the purchase of $8.0 million of BOLI policies on certain key officers.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deferred income taxes increased $1.5 million to $5.8 million at June 30, 2005, from $4.3 million at December 31, 2004.  The increase was primarily related to the $1.0 million tax effect of the unrealized loss on available-for-sale investments and derivative instruments recognized in the first half of 2005.

Federal funds purchased decreased $64.4 million to $2.7 million at June 30, 2005 from $67.1 million at December 31, 2004.  Advances from the Federal Home Loan Bank of Topeka (“FHLB”) increased $55.0 million to $100.0 million at June 30, 2005, from $45.0 million at December 31, 2004.  Federal funds purchased and advances from the FHLB are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Junior subordinated debentures decreased $20.1 million to $51.5 million at June 30, 2005 from $71.6 million at December 31, 2004.  On June 30, 2005, the Company exercised its call right to redeem $20.6 million in junior subordinated debentures that were originally issued in 2000.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)				Increase (Decrease)
INCOME STATEMENT DATA	2005	2004	Amount	%	2005	2004	Amount	%
	(dollars in thousands)
Interest income	$24,622	$18,416	$6,206	34%	$47,692	$35,420	$12,272	35%
Interest expense	7,464	3,899	3,565	91%	13,738	7,482	6,256	84%
NET INTEREST INCOME BEFORE PROVISION	17,158	14,517	2,641	18%	33,954	27,938	6,016	22%
Provision for loan and lease losses	660	905	(245)	-27%	1,095	1,310	(215)	-16%
NET INTEREST INCOME AFTER PROVISION
LOAN AND LEASE LOSSES	16,498	13,612	2,886	21%	32,859	26,628	6,231	23%
Noninterest income	5,341	5,360	(19)	0%	12,034	10,120	1,914	19%
Noninterest expense	14,898	12,724	2,174	17%	30,314	24,751	5,563	22%
INCOME BEFORE INCOME TAXES	6,941	6,248	693	11%	14,579	11,997	2,582	22%
Provision for income taxes	2,536	2,296	240	10%	5,347	4,490	857	19%
NET INCOME	$4,405	$3,952	$453	11%	$9,232	$7,507	$1,725	23%

EARNINGS PER COMMON SHARE
BASIC	$0.20	$0.18	$0.02	11%	$0.42	$0.35	$0.07	20%
DILUTED	$0.19	$0.18	$0.01	6%	$0.40	$0.33	$0.07	21%

Annualized return on average assets for the three and six months ended June 30, 2005 was 1.00% and 1.06%, respectively, compared to 1.05% and 1.03% for the same periods in 2004.  Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2005 was 13.98% and 14.87%, compared to 14.14% and 14.16% for the same periods in 2004.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We currently maintain a slightly asset-sensitive balance sheet and our net interest margin may be positively impacted if interest rates increase.  Conversely, a decrease in interest rates may negatively impact our net interest margin.  However, rising short-term rates and the flattening of the yield curve may compress interest rate spreads and dampen expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited.  In addition, with the improvement in the economies in Colorado and Arizona, we have experienced increased competition in both loan and deposit pricing which may also place downward pressure on our net interest margin.  However, based on the current interest rate environment, we expect our net interest margin remain stable or modestly expand during the remainder of the year.

We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.  During 2004, we implemented an asset liability strategy to use interest-rate swaps on our prime-based loan portfolio to reduce our overall sensitivity.  As of June 30, 2005, the swaps have a notional value of $150.0 million, compared to $15.0 million as of June 30, 2004.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2005 and 2004.

	For the three months ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$3,343	$44	5.21%	$2,444	$29	4.69%
Investment securities (2)	482,720	4,479	3.67%	410,101	3,599	3.47%
Loans and leases (2), (3)	1,170,091	20,209	6.83%	1,002,213	14,871	5.87%
Allowance for loan and lease losses	(15,293)	0	0.00%	(12,958)	0	0.00%
Total interest earning assets	1,640,861	24,732	5.96%	1,401,800	18,499	5.22%
Noninterest-earning assets
Cash and due from banks	38,124			37,518
Other	93,107			72,886
TOTAL ASSETS	$1,772,092			$1,512,204

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$450,187	$1,547	1.38%	$369,511	$665	0.72%
Savings Deposits	10,852	9	0.33%	9,331	7	0.30%
Certificates of deposits
Under $100,000	86,837	590	2.73%	79,103	442	2.25%
$100,000 and over	283,000	1,962	2.78%	215,275	1,043	1.95%
Total Interest-bearing deposits	830,876	4,108	1.98%	673,220	2,157	1.29%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	255,584	1,515	2.34%	261,196	847	1.28%
FHLB advances	84,720	656	3.07%	75,256	252	1.32%
Junior subordinated debentures	71,482	1,185	6.56%	55,910	643	4.55%
Total interest-bearing liabilities	1,242,662	7,464	2.39%	1,065,582	3,899	1.46%
Noninterest-bearing demand accounts	390,930			323,764
Total deposits and interest-bearing liabilities	1,633,592			1,389,346
Other noninterest-bearing liabilities	12,106			10,447
Total liabilities and preferred securities	1,645,698			1,399,793
Shareholders’ equity	126,394			112,411
Total liabilities and shareholders’ equity	$1,772,092			$1,512,204
Net interest income		$17,268			$14,600
Net interest spread			3.57%			3.76%
Net interest margin			4.22%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.04%				131.55%

	For the six months ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$4,076	$119	5.89%	$1,987	$52	5.26%
Investment securities (2)	488,422	9,016	3.72%	386,899	6,568	3.41%
Loans and leases (2), (3)	1,151,519	38,779	6.79%	977,900	28,982	5.96%
Allowance for loan and lease losses	(15,076)	0		(12,737)	0
Total interest earning assets	1,628,941	47,914	5.93%	1,354,049	35,602	5.29%
Noninterest-earning assets
Cash and due from banks	37,475			35,220
Other	91,353			70,628
TOTAL ASSETS	$1,757,769			$1,459,897

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$448,360	$2,766	1.24%	$360,032	$1,263	0.71%
Savings Deposits	11,225	19	0.34%	9,135	14	0.31%
Certificates of deposits Under $100,000	81,496	1,052	2.60%	83,129	941	2.28%
$100,000 and over	266,415	3,421	2.59%	212,941	2,049	1.94%
Total Interest-bearing deposits	807,496	7,258	1.81%	665,237	4,267	1.29%
Other borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	275,423	2,988	2.19%	244,278	1,541	1.27%
FHLB advances	88,565	1,269	2.89%	78,269	528	1.35%
Junior subordinated debentures	71,558	2,223	6.26%	48,242	1,146	4.78%
Total interest-bearing liabilities	1,243,042	13,738	2.23%	1,036,026	7,482	1.45%
Noninterest-bearing demand accounts	377,612			303,673
Total deposits and interest-bearing liabilities	1,620,654			1,339,699
Other noninterest-bearing liabilities	11,954			13,558
Total liabilities and preferred securities	1,632,608			1,353,257
Shareholders’ equity	125,161			106,640
Total liabilities and shareholders’ equity	$1,757,769			$1,459,897
Net interest income		$34,176			$28,120
Net interest spread			3.70%			3.84%
Net interest margin			4.23%			4.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.04%			130.70%

(1)                                  Average yield or cost for the three and six months ended June 30, 2005 and 2004 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

The increase in interest income on a tax-equivalent basis for the three and six months ended June 30, 2005 was primarily driven by an increase in our loan portfolio.  The average loan portfolio has grown by $165.5 million and $171.3 million, respectively.  The yield on interest-earning assets has also contributed to the increase, as the average yield has increased 74 basis points and 64 basis points for the three and six months ended June 30, 2005, respectively.  Since June 30, 2004, the prime rate has increased from 4.25% to 6.25% at the end of June 30, 2005.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities.  Our interest-bearing liabilities have grown proportionately with our loan and investment portfolios.  Another significant factor contributing to the increase in interest expense was the issuance of $30.9 million in junior subordinated debentures in May 2004.  On May 31, 2005, the Company terminated an interest-rate swap on $20.0 million of junior subordinated debentures which had converted the debentures from a fixed 10% rate to a floating rate based on a spread above 3-month LIBOR.  As a result of the termination, the Company recognized interest expense for one month at the higher 10% rate.  The junior subordinated debentures were subsequently retired on June 30, 2005.

Our net interest income is driven almost exclusively by our core banking franchise.  Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio and other funding sources.  To facilitate this future growth, we have opened a de novo bank in Arizona during both the first and second quarters of 2005.  Although we have not yet identified additional bank presidents, we foresee adding additional de novo banks in Arizona and Colorado as qualified bank presidents are identified.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
NONINTEREST INCOME
Deposit service charges	$752	$737	$15	2%	$1,472	$1,453	$19	1%
Other loan fees	207	165	42	25%	346	318	28	9%
Trust and advisory income	966	915	51	6%	1,969	1,795	174	10%
Insurance revenue	2,483	2,588	(105)	(4)%	5,332	4,517	815	18%
Investment banking revenue	391	582	(191)	(33)%	1,969	1,116	853	76%
Other income	542	356	186	52%	946	636	310	49%
Gain on sale of other assets and securities	0	17	(17)	(100)%	0	285	(285)	(100)%
Total noninterest income	$5,341	$5,360	$(19)	(0)%	$12,034	$10,120	$1,914	19%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from investment advisory and trust services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, increases in the cash surrender value of BOLI, and net gains on sales of investment securities and other assets.

Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis.  Total services billed on analysis have increased 22% and 19% for the three and six months ended June 30, 2005, respectively.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining non-interest bearing deposits.  Although the average balance of deposits tied to our treasury management services has increased 22% in 2005 compared to 2004, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased.  Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

The increase in trust and advisory income was primarily attributable to the growth in the market values of ACMG’s assets under management and the addition of new customers.  As of June 30, 2005, ACMG and PAM had a combined $531.5 million in discretionary assets under management, a 14% increase over June 30, 2004, and $142.9 million in non-discretionary assets under management, a 49% increase over June 30, 2004.  Fees earned on discretionary assets averaged 72 basis points for the quarter ending June 30, 2005, compared to 75 basis points for the same period in 2004.  Fees earned on non-discretionary assets averaged 7 basis points for the quarter ending June 30, 2005, compared to 8 basis points for the same period in 2004.

Insurance revenue is derived from three main areas, wealth transfer, benefits consulting and property and casualty.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source.  For the three months ended June 30, 2005, revenue earned from benefits consulting and property and casualty increased by 32% and 39%, respectively over the same period in 2004.  The increase in these areas was offset by a 25% decrease in wealth transfer revenue.  For the six months ended June 30, 2005 wealth transfer increased 13%, benefits consulting increased 31% and property and casualty increased 23% over the same periods in 2004.

For the three and six months ended on June 30, 2005 and 2004, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Wealth transfer and executive compensation	47.31%	60.68%	50.18%	52.17%
Benefits consulting	25.87%	18.81%	25.26%	22.67%
Property and casualty	25.20%	17.35%	22.83%	21.92%
Fee income	1.62%	3.16%	1.73%	3.24%
	100.00%	100.00%	100.00%	100.00%

Investment banking revenue includes non-refundable retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  The increase in revenue for the first half of 2005 compared to 2004 was due to increased success fees at a higher average rate in 2005 versus 2004.

Other income is comprised of increases in the cash surrender value BOLI, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  An additional $8.0 million of BOLI was purchased in January 2005, thus contributing to the current year increase in other income.

During the first half of 2004, we rebalanced our investment portfolio by selling certain securities, primarily available-for-sale mortgage-backed securities, and purchasing other securities, which resulted in gains on sale.   No such transactions were executed in the first half of 2005.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  We will continue to explore additional areas where we can grow noninterest income.  Noninterest income as a percentage of operating revenues was 26% for the first half of 2005, compared to 27% for the same period in 2004.  The decrease in noninterest income as a percentage of operating revenues is due to net interest income growing at a higher pace.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase				Increase
	2005	2004	Amount	%	2005	2004	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$9,268	$8,185	$1,083	13%	$19,346	$15,755	$3,591	23%
Occupancy expenses, premises and equipment	2,740	2,240	500	22%	5,367	4,503	864	19%
Amortization of intangibles	138	124	14	11%	279	262	17	6%
Other operating expenses	2,743	2,175	568	26%	5,196	4,231	965	23%
Loss on sale of other assets and securities	9	—	9	100%	126	—	126	100%
Total noninterest expenses	$14,898	$12,724	$2,174	17%	$30,314	$24,751	$5,563	22%

Salaries and employee benefits for the three and six months ended June 30, 2005 has increased primarily due to the growth of our full time equivalent employee base.  As of June 30, 2005, the Company employed 422 full time equivalent employees compared to 383 at June 30, 2004.  The annual cost of living and performance raises awarded to employees effective January 1, 2005, has also contributed to the increase.

Occupancy costs have increased due to the additions of one Colorado and three Arizona banks subsequent to June 30, 2004, as well as the addition of a new operations center.  Beginning in the fourth quarter of 2004, the Company began centralizing its information technology (“IT”) and operational areas in a new leased location.  The move was finalized in the first quarter of 2005 to the new location that includes 24,000 square feet of office and data center space.  This move, as well as an ongoing commitment to providing the highest level of technological service to our customers, has increased rent, depreciation and maintenance expense.

Other operating expenses for the three and six months ended June 30, 2005, has increased over the same periods in 2004 primarily due to accounting, professional services and operational losses.  The increase in accounting is a result of the company’s compliance with the Sarbanes-Oxley Act of 2002 and the related increase in audit fees.  Professional services have increased as the Company expands its IT infrastructure.  The operational losses relate primarily to deposit fraud losses incurred by our bank franchise and a loss associated with the termination of an interest-rate hedge.

The loss on sale of other assets and security write-down is related to an other-than-temporary, non-cash, impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock.  The Company recorded the write-down as the fair value had been below cost for an extended period and a recovery in fair value was not assured within a reasonably short period of time.

Overall, the increases in noninterest expense reflects our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the opening of new banks.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.7 million and $1.1 million for the three and six months ended June 30, 2005, respectively, compared to $0.9 million and $1.3 million for the same periods in 2004.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.  As of June 30, 2005, the allowance for loan and lease losses amounted to 1.30% of total loans and leases, compared to 1.32% at June 30, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

	Six months ended	Year ended	Six months ended
	June 30, 2005	December 31, 2004	June 30, 2004
	(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$14,674	$12,403	$12,403
Charge-offs:
Commercial	(265)	(414)	(159)
Real estate — mortgage	(247)	(410)	(133)
Consumer	(27)	(88)	(42)
Direct financing leases	—	(55)	(35)
Total charge-offs	(539)	(967)	(369)
Recoveries:
Commercial	45	83	63
Real estate — mortgage	241	15	7
Consumer	88	34	33
Direct financing leases	4	91	65
Total recoveries	378	223	168
Net charge-offs	(161)	(744)	(201)
Provisions for loan and lease losses charged to operations	1,095	3,015	1,310
Balance of allowance for loan and lease losses at end of period	$15,608	$14,674	$13,512
Ratio of net charge-offs to average loans and leases (1)	(0.03)%	(0.07)%	(0.04)%
Average loans and leases outstanding during the period	$1,151,519	$1,029,538	$977,900

(1)          The ratios for the six months ended June 30, 2005 and 2004 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
	2005	2004	2004
	(in thousands)
Nonperforming Loans and Leases
Loans and leases 90 days or more delinquent and still accruing	$—	$76	$1,580
Nonaccrual loans and leases	678	1,313	1,167
Total nonperforming loans and leases	678	1,389	2,747
Repossessed assets	6	38	40
Total nonperforming assets	$684	$1,427	$2,787
Allowance for loan and lease losses	$15,608	$14,674	$13,512

Ratio of nonperforming assets to total assets	0.04%	0.08%	0.18%
Ratio of nonperforming loans and leases to total loans and leases	0.06%	0.12%	0.27%
Ratio of allowance for loan and lease losses to total loans and leases	1.30%	1.32%	1.32%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	2302.06%	1056.44%	491.88%

Capital Resources

Our primary source of stockholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At June 30, 2005, shareholders’ equity totaled $130.1 million, an $8.0 million increase from December 31, 2004.  The increase in shareholders’ equity is primarily due to net income of $9.2 million, $1.3 million from the issuance of common stock in the ACMG earn-out and $1.1 million from the issuance of common stock from option exercises.  These transactions were offset by $2.0 million in dividends paid on our common stock and a $1.6 million decrease in the tax-effected fair value of available-for-sale securities and derivative instruments.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of June 30, 2005, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth.  The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of June 30, 2005:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Short-term obligations (1)	$218,861	$—	$—	$—	$218,861
FHLB advances	100,000	—	—	—	100,000
Long-term obligations (2)	—	—	—	51,547	51,547
Operating lease obligations	4,378	8,907	10,751	4,628	28,664

Total contractual obligations	$323,239	$8,907	$10,751	$56,175	$399,072

(1)   Short-term obligations are comprised of the Company’s obligations under repurchase agreements, and federal funds purchased.

(2)   Long-term obligations are comprised of the junior subordinated debentures.

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance; while it allows sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  There were no earn-out payments owed as of June 30, 2005.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2005, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$288,422	$167,203	$22,130	$169	$477,924
Standby letters of credit	28,892	2,316	—	—	31,208
Commercial letters of credit	9,305	1,134	—	—	10,439
Unfunded commitments for unconsolidated investments	8,000	—	—	—	8,000
Company guarantees	3,622	—	—	—	3,622

Total commitments	$338,241	$170,653	$22,130	$169	$531,193

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at June 30, 2005 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are relatively unstable.  In addition, the Company has commitments to extend credit under lines of credit and standby letters of credit.  The Company has also committed to investing in certain partnerships. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $20.0 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2005, we had $225.4 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase.  During the second quarter of 2005, we began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants.  The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

The Company expects that cash provided/used by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and timing of tax and other payments.  Management believes that the existing cash, cash equivalent and investments in marketable securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  The Company may decide to sell additional equity or debt securities to further enhance our capital position, and the sale of additional equity securities could result in additional dilution to our stockholders.  Loan repayments and scheduled investment maturities may provide additional sources of liquidity, if needed.

Our fixed-rate junior subordinated debentures issued in 2000 became callable at par in June of 2005.  Upon evaluating the current alternatives the Company exercised its right to call the debentures effective June 30, 2005.  The Company also canceled an interest-rate swap on the debentures that had converted the debentures from a fixed-rate into a variable rate based on 3-month LIBOR plus 4.23%.  The Company incurred a one time settlement charge in the amount of $160,000 related to the termination of the swap.  On August 2, 2005 the Company raised $20.6 million via a pooled trust-preferred securities offering to replace the fixed-rate debentures.  The new securities bear a rate based on 3-month LIBOR plus 1.45%.  The difference in spreads between the two issuances will result in an annual savings of approximately $0.6 million.

Net cash provided by operating activities totaled $18.9 million and $8.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increase is primarily due to an increase in cash received from both net interest income and non-interest income, offset by higher operating expenses.  Our average interest earning assets increased by $274.9 million from June 30, 2004 to June 30, 2005, while our interest bearing liabilities only increased by $207.0 million.  In addition, our net interest margin increased to 4.23% for the six months ended June 30, 2005, from 4.18% as of June 30, 2004.  The net increase in our interest earning assets and net interest margin helped drive our cash receipts from net interest income.  Our cash receipts from our fee-based business lines experienced continued increases, primarily due to the M&A transactions closed by GMB and the wealth transfer business of the Insurance segment.  Another factor contributing to the increase was a payable to a third party loan participant for an $8.0 million loan payment remitted to the third party subsequent to the end of the second quarter.

Net cash used in investing activities totaled $91.5 million and $173.7 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in cash used in investing activities is primarily related to an $80.4 million decrease in cash used in net investment transactions and a $7.7 million decrease in cash paid in earn-out agreements, offset by a $4.0 million net increase in purchases of BOLI and a $2.0 million increase in loan originations.  The Company has reduced its purchases of investments in an attempt to deleverage the balance sheet and to lower the investment portfolio to a target of 25% of total assets.

Net cash provided by financing activities totaled $77.4 million and $167.5 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in net cash provided by financing activities is primarily attributed to an $89.1 million net decrease in short-term wholesale funding (federal funds purchased, securities sold under agreement to repurchase and advances from the FHLB) and a net decrease of $50.1 million in junior subordinated debentures.  These items were offset by a $49.5 million increase in deposit inflows.  Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations.  During short term periods the Company may utilize FHLB advances or fed funds purchased in an effort to meeting certain funding requirements.  These two sources of funds may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Changes in Internal Control.   During the quarter that ended on the Evaluation Date, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 19, 2005, the following proposals were adopted by the margins indicated:

1.               Election of Directors.

	Number of shares
	For	Withheld
Steven Bangert	19,579,567	316,887
Michael B. Burgamy	19,541,019	355,435
Jerry W. Chapman	19,086,259	810,195
Thomas M. Longust	19,686,303	210,151
Jonathan C. Lorenz	19,611,714	284,740
Evan Makovsky	19,520,529	375,925
Harold F. Mosanko	19,587,930	308,524
Howard R. Ross	19,480,949	415,505
Noel N. Rothman	19,482,578	413,876
Timothy J. Travis	19,589,180	307,274
Mary Beth Vitale	19,696,988	199,466
Mary White	19,696,035	200,419

2.               Proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized shares of common stock to 50,000,000 shares from 25,000,000 shares.

Number of
shares
For	19,642,158
Against	234,883
Abstain	19,413

3.               Proposal to approve the CoBiz Inc. 2005 Equity Incentive Plan.

Number of
shares
For	14,860,796
Against	1,695,082
Abstain	20,458

4.               Recommendation to the Board of Directors to take the steps necessary to amend its Articles of Incorporation to require that any authorized but unissued preferred stock be used only for the purposes of increasing capital or making bonafide arms-length acquisitions and not be used as a “poison pill” to prevent the acquisition of CoBiz Inc.

Number of
shares
For	4,514,777
Against	11,819,173
Abstain	242,384

Item 6.  Exhibits

Exhibits and Index of Exhibits.

(1) 3.6	Amendment to Articles of Incorporation

(1) 10.19	2005 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1) Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	August 5, 2005	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 5, 2005	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer