Form 10-Q
period 2005-09-30
COBIZ INC
filed 2005-11-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 22,226,821 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2005.

CoBiz Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Statements of Condition

September 30, 2005 and December 31, 2004

(unaudited)

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Cash and due from banks	$46,729	$32,345
Investments:
Investment securities available for sale (cost of $456,442 and $473,485, respectively)	452,404	472,323
Investment securities held to maturity (fair value of $940 and $1,222, respectively)	929	1,196
Other investments	11,881	11,715
Total investments	465,214	485,234
Loans and leases, net	1,254,051	1,099,633
Goodwill	38,446	37,581
Intangible assets	3,182	3,598
Bank owned life insurance	24,333	15,552
Premises and equipment, net	9,197	8,320
Accrued interest receivable	6,510	5,448
Deferred income taxes	7,032	4,304
Other	9,824	7,546
TOTAL ASSETS	$1,864,518	$1,699,561

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$433,787	$355,974
NOW and money market	470,358	463,013
Savings	9,632	10,684
Certificates of deposits	398,681	317,339
Total deposits	1,312,458	1,147,010
Securities sold under agreements to repurchase	195,883	233,221
Other short term borrowings	137,500	112,150
Accrued interest and other liabilities	13,879	13,458
Junior subordinated debentures	72,166	71,637
TOTAL LIABILITIES	1,731,886	1,577,476
Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding
Common, $.01 par value; 50,000,000 shares authorized; 22,224,446 and 21,950,759 issued and outstanding, respectively	222	220
Additional paid-in capital	68,458	65,890
Retained earnings	68,016	56,840
Accumulated other comprehensive (loss) net of income tax of $(2,490) and $(531), respectively	(4,064)	(865)
Total shareholders’ equity	$132,632	$122,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,864,518	$1,699,561

See Notes to Consolidated Financial Statements

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands)
INTEREST INCOME:
Interest and fees on loans and leases	$22,384	$16,172	$61,011	$45,020
Interest and dividends on investment securities:
Taxable securities	4,403	3,561	13,009	9,825
Nontaxable securities	60	50	172	141
Dividends on securities	116	92	345	257
Federal funds sold and other	48	40	166	91
Total interest income	27,011	19,915	74,703	55,334
INTEREST EXPENSE:
Interest on deposits	5,134	2,434	12,392	6,702
Interest on short-term borrowings and FHLB advances	2,582	1,257	6,840	3,326
Interest on junior subordinated debentures	996	881	3,219	2,027
Total interest expense	8,712	4,572	22,451	12,055
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	18,299	15,343	52,252	43,279
Provision for loan and lease losses	847	1,130	1,942	2,440
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,452	14,213	50,310	40,839
NONINTEREST INCOME:
Service charges	678	688	2,150	2,141
Trust and advisory fees	978	922	2,947	2,718
Insurance revenue	2,389	1,936	7,721	6,460
Investment banking revenues	727	2,805	2,696	3,921
Other income	658	774	1,950	1,702
Gain on sale of other assets and securities	—	84	—	387
Total noninterest income	5,430	7,209	17,464	17,329
NONINTEREST EXPENSE:
Salaries and employee benefits	9,795	9,055	29,141	24,810
Occupancy expenses, premises and equipment	2,814	2,325	8,181	6,828
Amortization of intangibles	137	133	416	395
Other	2,484	2,446	7,679	6,675
Loss on sale of other assets and securities	13	—	139	—
Total noninterest expense	15,243	13,959	45,556	38,708
INCOME BEFORE INCOME TAXES	7,639	7,463	22,218	19,460
Provision for income taxes	2,595	2,657	7,942	7,147
NET INCOME	$5,044	$4,806	$14,276	$12,313

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(1,550)	5,857	(3,199)	391
COMPREHENSIVE INCOME	$3,494	$10,663	$11,077	$12,704

EARNINGS PER SHARE:
Basic	$0.23	$0.22	$0.64	$0.57
Diluted	$0.22	$0.21	$0.62	$0.55
CASH DIVIDENDS PER SHARE:	$0.050	$0.045	$0.140	$0.125

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(unaudited)

	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,276	$12,313
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	1,575	1,269
Depreciation and amortization	3,120	2,611
Noncash loss on termination of interest-rate hedge	(85)	—
Tax benefit from stock options	207	503
Write-down of impaired investment security	108	—
Provision for loan and lease losses	1,942	2,440
FHLB stock dividend	(222)	—
Deferred income taxes	(769)	(1,132)
Loss (gain) on sale of equipment and securities	139	(387)
Increase in cash surrender value of bank owned life insurance	(761)	(505)
Changes in operating assets and liabilities
Accrued interest receivable	(1,062)	(1,286)
Other assets	(420)	(926)
Accrued interest and other liabilities	376	2,166
Net cash provided by operating activities	18,424	17,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,457)	(1,435)
Purchase of investment securities available for sale	(105,251)	(213,503)
Maturities of investment securities held to maturity	267	276
Maturities of investment securities available for sale	120,991	129,577
Cash paid for earn-outs	(2,033)	(9,775)
Purchase of bank owned life insurance	(8,020)	(4,000)
Loan and lease originations and repayments, net	(156,360)	(150,942)
Purchase of premises and equipment	(2,517)	(2,300)
Purchase of intangible asset	—	(441)
Proceeds from sale of premises and equipment	37	110
Net cash used in investing activities	(155,343)	(252,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	84,106	137,292
Net increase (decrease) in certificates of deposit	81,342	15,377
Net (decrease) increase in federal funds purchased	(9,650)	39,200
Net (decrease) increase in securities sold under agreements to repurchase	(37,338)	72,490
Advances from the Federal Home Loan Bank	2,100,350	379,000
Repayments of advances from the Federal Home Loan Bank	(2,065,350)	(433,548)
Issuance of junior subordinated debentures	20,000	30,000
Redemption of junior subordinated debentures	(20,000)	—
Cash paid for termination of interest-rate hedge	(75)	—
Proceeds from exercise of stock options	1,018	1,199
Dividends paid on common stock	(3,100)	(2,720)
Net cash provided by financing activities	151,303	238,290
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,384	2,923
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,345	34,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,729	$37,582

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

The Bank is a commercial banking institution with eight locations in the Denver, Colorado metropolitan area, two in Boulder, Colorado, one in Edwards, Colorado, and seven in the Phoenix, Arizona metropolitan area.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

Stock Based Compensation

If the fair-value-based method of accounting under SFAS No. 123 had been applied to the Company’s stock based plans, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year is amortized over the vesting period):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income, as reported	$5,044	$4,806	$14,276	$12,313
Less: stock-based compensation determined under the fair value method	(227)	(138)	(709)	(415)
Pro forma net income	$4,817	$4,668	$13,567	$11,898
Earnings per share:
As reported - basic	$0.23	$0.22	$0.64	$0.57
As reported - diluted	$0.22	$0.21	$0.62	$0.55
Pro forma - basic	$0.22	$0.21	$0.61	$0.55
Pro forma - diluted	$0.21	$0.21	$0.59	$0.53

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

Green Manning and Bunch, Ltd. – On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado.  In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”), and the right to receive future earn-out payments for the fiscal years 2001 through 2005.  Pursuant to the merger agreement, the earn-out payments for each of the years 2002 through 2005 shall equal a percentage of the excess of GMB’s earnings before interest, taxes, depreciation, and amortization as defined in the GMB merger agreement (“GMB EBITDA”) for the year over a set hurdle rate.  The earn-out payments will be paid in cash to the former owners of GMB in proportion to their respective ownership immediately prior to the acquisition.

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

The terms of the ACMG merger agreement provide for additional earn-out payments for each of the twelve months ended on March 31, 2004, 2005, and 2006 to be paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition.  All earn-out payments shall be made 40% in cash and 60% in CoBiz common stock.

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

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units pursuant to a Unitholders’ Agreement, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated statements of condition as a component of “Accrued interest and other liabilities” and is included in “Other” noninterest expense in the consolidated statements of income and comprehensive income.  Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the Profits Interest Units entitle the holders to share in the earnings of ACMG for as long as they are held.   Pursuant to the terms of the Unitholders’ Agreement, under certain circumstances, the Company has the ability to call the Profits Interest Units at a price based on a multiple of the trailing 12 months ACMG EBITDA.  Likewise, the holders of the Profits Interest Units have, under certain circumstances, the ability to put the Profits Interest Units to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

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

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation, and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003.   During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz common stock valued at $9,449,000.

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

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic earnings per share	22,216,672	21,843,028	22,135,110	21,670,171

Effect of dilutive securities	878,408	864,522	946,370	913,510

Weighted average shares outstanding - diluted earnings per share	23,095,080	22,707,550	23,081,480	22,583,681

As of September 30, 2005 and 2004, 244,168 and 783 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Other comprehensive (loss) income, before tax:
Unrealized gain (loss) on available for sale securities arising during the period	$(1,104)	$9,084	$(2,857)	$525

Unrealized gain on derivative securities, net of reclassification to operations of $432	(1,383)	463	(2,282)	468

Reclassification adjustment for realized gains arising during the period	(13)	(84)	(19)	(360)

Tax benefit (expense) related to items of other comprehensive income	950	(3,606)	1,959	(242)

Other comprehensive (loss) income, net of tax	$(1,550)	$5,857	$(3,199)	$391

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of September 30, 2005, is noted below.  The increase in goodwill is primarily related to the ACMG 2005 earn-out that was paid in the second quarter of 2005.

	Goodwill			Total assets
	December 31, 2004	Acquisitions and adjustments	September 30, 2005	September 30, 2005
	(dollars in thousands)

Colorado Business Bank	$12,779	$256	$13,035	$1,305,102
Arizona Business Bank	1,661	43	1,704	524,916
Investment banking services	5,232	47	5,279	6,376
Investment advisory and Trust	3,364	519	3,883	5,315
Insurance	14,545	—	14,545	20,073
Corporate support and other	—	—	—	2,736

Total	$37,581	$865	$38,446	$1,864,518

As of December 31, 2004, and September 30, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer contracts, lists and relationships	Employment and non-solicitation agreements	Total
	(dollars in thousands)

December 31, 2004	$3,536	$62	$3,598
Amortization	404	12	416

September 30, 2005	$3,132	$50	$3,182

The Company recorded amortization expense of $416,000 during the nine months ended September 30, 2005, compared to $395,000 in the same period of 2004.  Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

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

Derivatives – Summary Information

	September 30,
	2005		2004
	Notional	Estimated fair value	Notional	Estimated fair value
	(dollars in thousands)
Asset/liability management hedges:
Fair value hedge - interest rate swap	$—	$—	$20,000	$(523)
Cash flow hedge - interest rate swap	165,000	(2,517)	60,000	469

Customer accomodation derivative
Interest rate swap	$1,078	$30	$1,114	$7
Reverse interest rate swap	1,078	(30)	1,114	(7)

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

A summary of the outstanding junior subordinated debentures at September 30, 2005 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	20,619,000	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	30,928,000	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	20,619,000	September 30, 2035	September 30, 2010

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

Corporate Support and Other consists of activities that are not directly attributable to the other reportable segments. Included in this category are primarily the activities of Leasing, the Parent and centralized bank operations.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	For the three months ended September 30, 2005
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$19,757	$7,216	$4	$3	$—	$31	$27,011
Total interest expense	6,424	1,293	—	—	—	995	8,712
Net interest income	13,333	5,923	4	3	—	(964)	18,299
Provision for loan and lease losses	463	434	—	—	—	(50)	847
Net interest income after provision for loan and lease losses	12,870	5,489	4	3	—	(914)	17,452
Noninterest income	1,043	293	727	978	2,389	—	5,430
Noninterest expense and minority interest	3,040	2,197	877	867	2,384	5,878	15,243
Income before income taxes	10,873	3,585	(146)	114	5	(6,792)	7,639
Provision for income taxes	3,815	1,341	(55)	46	7	(2,559)	2,595
Net income before management fees and overhead allocations	$7,058	$2,244	$(91)	$68	$(2)	$(4,233)	$5,044
Management fees and overhead allocations, net of tax	2,433	731	32	38	61	(3,295)	—
Net income	$4,625	$1,513	$(123)	$30	$(63)	$(938)	$5,044

	For the nine months ended September 30, 2005
Income Statement
Total interest income	$56,008	$18,539	$14	$10	$19	$113	$74,703
Total interest expense	15,923	3,367	—	—	—	3,161	22,451
Net interest income	40,085	15,172	14	10	19	(3,048)	52,252
Provision for loan and lease losses	1,153	969	—	—	—	(180)	1,942
Net interest income after provision for loan and lease losses	38,932	14,203	14	10	19	(2,868)	50,310
Noninterest income	3,204	893	2,696	2,947	7,721	3	17,464
Noninterest expense and minority interest	9,796	6,796	2,471	2,583	6,904	17,006	45,556
Income before income taxes	32,340	8,300	239	374	836	(19,871)	22,218
Provision for income taxes	11,721	3,076	95	150	336	(7,436)	7,942
Net income before management fees and overhead allocations	$20,619	$5,224	$144	$224	$500	$(12,435)	$14,276
Management fees and overhead allocations, net of tax	6,828	2,058	97	114	185	(9,282)	—
Net income	$13,791	$3,166	$47	$110	$315	$(3,153)	$14,276

	At September 30, 2005
Balance Sheet
Total assets	$1,305,102	$524,916	$6,376	$5,315	$20,073	$2,736	$1,864,518
Total gross loans and leases	854,627	415,791	—	—	—	73	1,270,491
Total deposits and customer repurchase agreements	1,166,010	290,445	—	880	—	—	1,457,335

	For the three months ended Setember 30, 2004
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$15,611	$4,267	$3	$3	$1	$30	$19,915
Total interest expense	2,974	753	—	2	—	843	4,572
Net interest income	12,637	3,514	3	1	1	(813)	15,343
Provision for loan and lease losses	730	400	—	—	—	—	1,130
Net interest income after provision for loan and lease losses	11,907	3,114	3	1	1	(813)	14,213
Noninterest income	1,188	353	2,805	922	1,936	5	7,209
Noninterest expense and minority interest	3,636	2,001	1,387	775	1,977	4,183	13,959
Income before income taxes	9,459	1,466	1,421	148	(40)	(4,991)	7,463
Provision for income taxes	3,459	524	540	59	(10)	(1,915)	2,657
Net income before management fees and overhead allocations	$6,000	$942	$881	$89	$(30)	$(3,076)	$4,806
Management fees and overhead allocations, net of tax	1,599	413	33	25	54	(2,124)	—
Net income	$4,401	$529	$848	$64	$(84)	$(952)	$4,806

	For the nine months ended September 30, 2004
Income Statement
Total interest income	$43,664	$11,538	$5	$14	$2	$111	$55,334
Total interest expense	7,956	2,134	—	8	—	1,957	12,055
Net interest income	35,708	9,404	5	6	2	(1,846)	43,279
Provision for loan and lease losses	1,491	949	—	—	—	—	2,440
Net interest income after provision for loan and lease losses	34,217	8,455	5	6	2	(1,846)	40,839
Noninterest income	3,274	967	3,921	2,718	6,460	(11)	17,329
Noninterest expense and minority interest	10,462	5,425	2,815	2,296	5,779	11,931	38,708
Income before income taxes	27,029	3,997	1,111	428	683	(13,788)	19,460
Provision for income taxes	9,995	1,498	425	169	274	(5,214)	7,147
Net income before management fees and overhead allocations	$17,034	$2,499	$686	$259	$409	$(8,574)	$12,313
Management fees and overhead allocations, net of tax	4,794	1,220	90	68	150	(6,322)	—
Net income	$12,240	$1,279	$596	$191	$259	$(2,252)	$12,313

	At September 30, 2004
Balance Sheet
Total assets	$1,256,151	$360,560	$7,504	$3,865	$20,488	$1,806	$1,650,374
Total gross loans and leases	820,061	273,515	—	—	—	478	1,094,054
Total deposits and customer repurchase agreements	1,036,073	221,121	—	607	—	—	1,257,801

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

In the two main geographic regions in which we operate, Colorado and Arizona, the markets are dominated by out-of-state banks.  We believe this provides us with tremendous opportunity to grow organically.  Our growth initiatives center around the addition of new de novo banks.  During 2004, we opened a bank in Arizona and a bank in Colorado.  In 2005, we have opened two additional Arizona locations.

In March 2005, we announced the hiring of a senior insurance brokerage executive to establish operations in the Phoenix marketplace to offer property and casualty insurance.  We feel that this strategy, similar to our de novo approach in banking, will be a cost-effective way to enter the Arizona market.

Financial Highlights

•                  Net income for the three and nine months ended September 30, 2005 was $5.0 million and $14.3 million respectively, compared to $4.8 million and $12.3 million for the same periods in 2004.  Diluted earnings per share for the three and nine months ended September 30, 2005 were $0.22 and $0.62, compared to $0.21 and $0.55 for the same periods in 2004.

•                  Arizona Business Bank contributed a large portion of the Company’s quarterly net income growth, increasing by 186.0%, or $984,000, for the quarter ended September 30, 2005 compared to the same period in 2004.  The growth from Arizona Business Bank was offset by a $971,000 decrease in net income from Investment Banking Services for the same period.

•                  Gross loans and leases increased 14.2% from December 31, 2004, or 18.7% on an annualized basis.

•                  Deposits increased 14.4% from December 31, 2004, or 19.3% on an annualized basis.

•                  Asset quality remained strong, with non-performing assets as a percentage of total assets at 0.04%, compared to 0.08% at December 31, 2004.

•                  Investment Banking Services revenue for the three and nine months ended September 30, 2005 was $0.7 million and $2.7 million respectively, compared to $2.8 million and $3.9 million for the same periods in 2004.

•                  Insurance revenue for the three and nine months ended September 30, 2005 was $2.3 million and $7.7 million respectively, compared to $1.9 million and $6.5 million for the same periods in 2004.

•                  Investment Advisory and Trust revenue for the three and nine months ended September 30, 2005 was $1.0 million and $3.0 million respectively, compared to $0.9 million and $2.7 million for the same periods in 2004.

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

Financial Condition

Total assets increased by $165.0 million to $1.86 billion as of September 30, 2005, from $1.70 billion as of December 31, 2004.  The increase in total assets is primarily due to growth in net loans which were largely funded by the growth in deposits.

The following table sets forth the balance of loans and leases and deposits as of September 30, 2005,  December 31, 2004 and September 30, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004		September 30, 2004
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
LOANS AND LEASES
Commercial	$412,121	32.9%	$386,954	35.2%	$386,444	35.8%
Real Estate - mortgage	647,614	51.6%	527,266	47.9%	516,528	47.8%
Real Estate - construction	135,585	10.8%	121,138	11.0%	115,254	10.7%
Consumer	63,108	5.0%	65,792	6.0%	63,450	5.9%
Leases	12,063	1.0%	13,157	1.2%	12,378	1.1%
Loans and leases	1,270,491	101.3%	1,114,307	101.3%	1,094,054	101.3%
Less allowance for loan and lease losses	(16,440)	(1.3)%	(14,674)	(1.3)%	(14,340)	(1.3)%
Net loan and leases	$1,254,051	100.0%	$1,099,633	100.0%	$1,079,714	100.0%

	September 30, 2005		December 31, 2004		September 30, 2004
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$470,358	32.3%	$463,013	35.5%	$427,021	33.9%
Savings	9,632	0.7%	10,684	0.8%	9,926	0.8%
Certificates of deposits under $100,000	87,114	6.0%	76,544	5.9%	68,839	5.5%
Certificates of deposits $100,000 and over	311,567	21.4%	240,795	18.5%	244,070	19.4%
Total interest-bearing deposits	878,671	60.3%	791,036	60.7%	749,856	59.6%
Noninterest-bearing demand deposits	433,787	29.8%	355,974	27.3%	361,991	28.8%
Customer repurchase agreements	144,877	9.9%	156,093	12.0%	145,954	11.6%
Total deposits and customer repurchase agreements	$1,457,335	100.0%	$1,303,103	100.0%	$1,257,801	100.0%

Gross loans and leases increased by $156.2 to $1.3 billion as of September 30, 2005, from $1.1 billion as of December 31, 2004.  The increase in loans and leases is primarily due to growth in our real estate portfolio.  The majority of the growth has come from Arizona, which has accounted for 76.5% of the growth since December 31, 2004 as the Arizona banks opened during 2004 and 2005 have continued to increase their market share.

Deposits increased by $165.4 million to $1.3 billion as of September 30, 2005, from $1.1 billion as of December 31, 2004. The increase in deposits was primarily from growth in certificates of deposits, which represented 30% and 28% of total deposits for September 30, 2005, and December 31, 2004, respectively.  Now that interest rates have climbed to higher levels, the Company believes that some customers have become more sensitive to interest rates and have repositioned their balances on deposit from lower interest bearing accounts into certificates of deposits.  However, the Company’s noninterest bearing demand deposits have also grown 22% since December 31, 2004.  This growth is primarily attributed to the Company’s focus on expanding its treasury management services, whereby customers receive an earnings credit for maintaining noninterest bearing deposits that may be used to offset treasury management fees.  Since the Company’s acquisition of ABB in 2001, the Company has successfully introduced its treasury management products to the Arizona market resulting in a ratio of noninterest bearing deposits to total deposits at ABB of 43.0%, up from 11.0% at the time of acquisition.

Securities sold under agreements to repurchase were $195.9 million at September 30, 2005, and $233.2 million at December 31, 2004.  Securities sold under agreements to repurchase decreased as the Company has shifted its wholesale funding mix from street repurchase agreements to other short term borrowings.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  Of the total repurchase agreements outstanding at September 30, 2005 and December 31, 2004, 74% and 67%, respectively, represent repurchase agreements transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Bank-Owned Life Insurance (“BOLI”) increased by $8.8 million to $24.3 million at September 30, 2005, from $15.6 million at December 31, 2004.  The increase is primarily related to the purchase of $8.0 million of BOLI policies on certain key officers.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deferred income taxes increased $2.7 million to $7.0 million at September 30, 2005, from $4.3 million at December 31, 2004.  The increase was primarily related to the $2.0 million tax effect of the unrealized loss on available-for-sale investments and derivative instruments recognized during 2005.

Other Assets increased $2.3 million to $9.8 million at September 30, 2005, from $7.5 million at December 31, 2004.  The increase was related to $2.3 million in capital contributions made to partnerships to which the Company has committed a certain level of investment.  The Company remains obligated to contribute an additional $7.0 million to these partnerships.

Other short term borrowings increased $25.3 million to $137.5 million at September 30, 2005, from $112.2 million at December 31, 2004.  Other short term borrowings consist of fed funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), and short term borrowings from the U.S. Treasury.  Other short term borrowings and street repurchase agreements are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
	(in thousands)

Interest income	$27,011	$19,915	$7,096	35.6%	$74,703	$55,334	$19,369	35.0%
Interest expense	8,712	4,572	4,140	90.6%	22,451	12,055	10,396	86.2%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	18,299	15,343	2,956	19.3%	52,252	43,279	8,973	20.7%
Provision for loan and lease losses	847	1,130	(283)	-25.0%	1,942	2,440	(498)	-20.4%
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,452	14,213	3,239	22.8%	50,310	40,839	9,471	23.2%
Noninterest income	5,430	7,209	(1,779)	-24.7%	17,464	17,329	135	0.8%
Noninterest expense and minority interests	15,243	13,959	1,284	9.2%	45,556	38,708	6,848	17.7%

INCOME BEFORE INCOME TAXES	7,639	7,463	176	2.4%	22,218	19,460	2,758	14.2%
Provision for income taxes	2,595	2,657	(62)	-2.3%	7,942	7,147	795	11.1%
NET INCOME	$5,044	$4,806	$238	5.0%	$14,276	$12,313	$1,963	15.9%

Annualized return on average assets for the three and nine months ended September 30, 2005 was 1.08% and 1.07%, respectively, compared to 1.19% and 1.09% for the same periods in 2004.  Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2005 was 14.90% and 14.88%, compared to 17.00% and 15.15% for the same periods in 2004.  Although our net income has grown for the three and nine months ended September 30, 2005, compared to the same periods in 2004, the return on average common shareholders’ equity has decreased as equity has grown at a higher rate than our net income.  The growth in equity is impacted not only by our net income, but also by the issuance of stock for stock options and earn-out arrangements as well as fluctuations in the market values of our available-for-sale investments and cash flow hedges.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We currently maintain a slightly asset-sensitive balance sheet and our net interest margin may be positively impacted if interest rates increase.  Conversely, a decrease in interest rates may negatively impact our net interest margin.  However, rising short-term rates and the flattening of the yield curve may compress interest rate spreads and dampen expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited.  In addition, with the improvement in the economies in Colorado and Arizona, we have experienced increased competition in both loan and deposit pricing which may also place downward pressure on our net interest margin.  However, based on the current interest rate environment, we expect our net interest margin to remain stable or modestly expand during the remainder of the year.

We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.  During 2004, we implemented an asset liability strategy to use interest-rate swaps on our prime-based loan portfolio to reduce our overall sensitivity.  As of September 30, 2005, the swaps have a notional value of $165.0 million, compared to $60.0 million as of September 30, 2004.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended September 30,
	2005			2004
	Average Balance	Interest earned or paid	Average yield or cost (1)	Average Balance	Interest earned or paid	Average yield or cost (1)

Assets
Federal funds sold and other	2,750	48	6.83%	4,177	40	3.75%
Investment securities (2)	479,920	4,616	3.76%	442,313	3,733	3.30%
Loans and leases (2), (3)	1,232,413	22,448	7.13%	1,057,848	16,236	6.01%
Allowance for loan and lease losses	(15,979)	0	0.00%	(13,794)	0	0.00%
Total interest earning assets	1,699,104	27,112	6.24%	1,490,544	20,009	5.25%
Noninterest-earning assets
Cash and due from banks	47,869			34,973
Other	98,255			79,075
TOTAL ASSETS	$1,845,228			$1,604,592

Liabilities and Shareholders’ Equity
Deposits
NOW and Money Market Deposits	458,639	2,071	1.79%	416,472	892	0.85%
Savings Deposits	10,195	11	0.43%	9,781	10	0.41%
Certificates of Deposits
Under $100,000	85,301	639	2.97%	70,638	436	2.46%
$100,000 and over	308,218	2,412	3.10%	225,699	1,097	1.93%
Total Interest-bearing deposits	862,353	5,133	2.36%	722,590	2,435	1.34%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	268,085	1,922	2.81%	298,578	1,091	1.43%
FHLB advances	74,266	661	3.48%	43,022	165	1.50%
Junior subordinated debentures	64,994	996	6.00%	71,208	881	4.84%
Total interest-bearing liabilities	1,269,698	8,712	2.71%	1,135,398	4,572	1.59%
Noninterest-bearing demand accounts	429,100			350,405
Total deposits and interest-bearing liabilities	1,698,798			1,485,803
Other noninterest-bearing liabilities	12,089			6,349
TOTAL LIABILITIES	1,710,887			1,492,152
Shareholders’ equity	134,341			112,440
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,845,228			$1,604,592
Net interest income		$18,400			$15,437
Net interest spread			3.53%			3.66%
Net interest margin			4.30%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.82%			131.28%

	For the nine months ended September 30,
	2005			2004
	Average Balance	Interest earned or paid	Average yield or cost (1)	Average Balance	Interest earned or paid	Average yield or cost (1)

Assets
Federal funds sold and other	3,629	166	6.12%	2,722	91	4.47%
Investment securities (2)	485,557	13,633	3.75%	405,505	10,301	3.39%
Loans and leases (2), (3)	1,178,780	61,226	6.94%	1,004,744	45,217	6.01%
Allowance for loan and lease losses	(15,380)	0		(13,092)	0
Total interest earning assets	1,652,586	75,025	6.07%	1,399,879	55,609	5.31%
Noninterest-earning assets
Cash and due from banks	40,978			35,137
Other	93,679			73,465
TOTAL ASSETS	$1,787,243			$1,508,481

Liabilities and Shareholders’ Equity
Deposits
NOW and Money Market Deposits	451,824	4,837	1.43%	378,983	2,155	0.76%
Savings Deposits	10,878	30	0.37%	9,352	24	0.34%
Certificates of Deposits
Under $100,000	82,778	1,691	2.73%	78,935	1,376	2.33%
$100,000 and over	280,502	5,834	2.78%	217,224	3,146	1.93%
Total Interest-bearing deposits	825,982	12,392	2.01%	684,494	6,701	1.31%
Other Borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	272,950	4,910	2.41%	262,510	2,634	1.34%
FHLB advances	83,746	1,930	3.08%	66,434	693	1.39%
Junior subordinated debentures	69,346	3,219	6.21%	55,953	2,027	4.84%
Total interest-bearing liabilities	1,252,024	22,451	2.40%	1,069,391	12,055	1.51%
Noninterest-bearing demand accounts	394,963			319,364
Total deposits and interest-bearing liabilities	1,646,987			1,388,755
Other noninterest-bearing liabilities	12,001			11,138
TOTAL LIABILITIES	1,658,988			1,399,893
Shareholders’ equity	128,255			108,588
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,787,243			$1,508,481
Net interest income		$52,574			$43,554
Net interest spread			3.67%			3.80%
Net interest margin			4.25%			4.16%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.99%			130.90%

(1)                                  Average yield or cost for the three and nine months ended September 30, 2005 and 2004 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans and leases are included in average loans and leases outstanding.

The increase in interest income on a tax-equivalent basis for the three and nine months ended September 30, 2005 was primarily driven by an increase in the average volume of our interest earning assets.  The volume of our interest earning assets has increased due to the growth in our average loan portfolio of $174.6 million and $174.0 million, for the three and nine months ended September 30, 2005, respectively.  The yield on interest-earning assets has also contributed to the increase, as the average yield has increased 99 basis points and 76 basis points for the three and nine months ended September 30, 2005, respectively.  Since September 30, 2004, the prime rate has increased from 4.75% to 6.75% at the end of September 30, 2005, which has positively impacted net interest income as 53% of our loan portfolio adjusts simultaneously with movements in the prime rate.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities.  The rates on our deposit portfolio are significantly impacted by changes in the LIBOR rate, in addition to other economic factors.  Since September 2004, LIBOR rates have increased approximately 200 basis points which has contributed to the increase in the cost of our deposit portfolio.  Another significant factor contributing to the increase in interest expense for the nine months ended September 30, 2005 compared to the same period in 2004 was the issuance of $30.9 million in junior subordinated debentures in May 2004.  Interest expense on these debentures has been recognized for the full nine months of 2005 compared to five months in 2004.

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

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
NONINTEREST INCOME
Deposit service charges	$678	$688	$(10)	(1)%	$2,150	$2,141	$9	0%
Other loan fees	196	222	(26)	(12)%	542	540	2	0%
Trust and advisory income	978	922	56	6%	2,945	2,716	229	8%
Insurance revenue	2,389	1,936	453	23%	7,712	6,453	1,259	20%
Investment banking revenue	727	2,805	(2,078)	(74)%	2,694	3,902	(1,208)	(31)%
Other income	462	552	(90)	(16)%	1,421	1,190	231	19%
Gain on sale of other assets and securities	—	84	(84)	(100)%	—	387	(387)	(100)%
Total noninterest income	$5,430	$7,209	$(1,779)	(25)%	$17,464	$17,329	$135	1%

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

Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis.  Total services billed on analysis have increased 28% and 22% for the three and nine months ended September 30, 2005, respectively.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest bearing deposits.  Although the average balance of deposits tied to our treasury management services has increased 19% in 2005 compared to 2004, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased due to an increase in the U.S. Treasury rates which is used as a benchmark for the earnings credit rate.  Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

The increase in trust and advisory income was primarily attributable to the growth in the market values of ACMG’s assets under management and the addition of new customers.  As of September 30, 2005, ACMG and PAM had a combined $542.5 million in discretionary assets under management, a 17% increase over September 30, 2004, and $143.8 million in non-discretionary assets under management, a 15% increase over September 30, 2004.

Insurance revenue is derived from three main areas, wealth transfer, benefits consulting and property and casualty.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source.  For the three months ended September 30, 2005, revenue earned from wealth transfer, benefits consulting and property and casualty increased by 20%, 14% and 30%, respectively over the same periods in 2004.  For the nine months ended September 30, 2005 wealth transfer increased 15%, benefits consulting increased 25% and property and casualty increased 25% over the same periods in 2004.  The Company has expanded the number of producers in all areas of its insurance operations during 2005 and expects the segment to show continued growth, particularly in the benefits consulting and property and casualty areas.

For the three and nine months ended on September 30, 2005 and 2004, revenue earned from the Insurance segment is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Wealth transfer and executive compensation	41.20%	42.34%	47.41%	49.22%
Benefits consulting	28.89%	31.19%	26.38%	25.23%
Property and casualty	25.55%	24.18%	23.67%	22.60%
Fee income	4.36%	2.29%	2.54%	2.95%
	100.00%	100.00%	100.00%	100.00%

Investment banking revenue includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking revenue is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  The decrease in revenue for the first nine months of 2005 compared to 2004 was due to a high level of activity in 2004 versus 2005.

Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The decrease in other income for the quarter ending September 30, 2005 compared to 2004 was caused by a decrease in earnings from our equity method investments.  One of the investment partnerships that we account for under the equity method is in the start-up phase, where they are incurring a high amount of overhead expense relative to their revenue.  For the nine months ending September 30, 2005 compared to 2004, the increase in other income is primarily due to an additional $8.0 million of BOLI that was purchased in January 2005, offset by a decrease in earnings from equity investments.

During 2004, we rebalanced our investment portfolio by selling certain securities, primarily available-for-sale mortgage-backed securities, and purchasing other securities, which resulted in gains on sale.   No such transactions were executed in 2005.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income.  We will continue to explore additional areas where we can grow noninterest income.  Noninterest income as a percentage of operating revenues was 25% for the first nine months of 2005, compared to 29% for the same period in 2004.  The decrease in noninterest income as a percentage of operating revenues is due to net interest income growing at a higher pace.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
	2005	2004	Amount	%	2005	2004	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$9,795	$9,055	$740	8%	$29,141	$24,810	$4,331	17%
Occupancy expenses, premises and equipment	2,814	2,325	489	21%	8,181	6,828	1,353	20%
Amortization of intangibles	137	133	4	3%	416	395	20	5%
Other operating expenses	2,484	2,446	38	2%	7,679	6,675	1,005	15%
Loss on sale of other assets and securities	13	—	13	100%	139	—	139	100%
Total noninterest expenses	$15,243	$13,959	$1,284	9%	$45,556	$38,708	$6,848	18%

Salaries and employee benefits for the three and nine months ended September 30, 2005 has increased primarily due to the growth of our full time equivalent employee base.  As of September 30, 2005, the Company employed 431 full time equivalent employees compared to 396 at September 30, 2004.  The annual cost of living and performance raises awarded to employees effective January 1, 2005, has also contributed to the increase.  The growth in full time equivalent employees is due to the addition of new de novo banks, organic growth of existing operations and an investment in the future growth of our Insurance operations by adding to their headcount.  The increases in salaries and employee benefits were also partially caused by the implementation of a supplemental executive retirement plan at the end of 2004 (($262,000 for the full nine month period) and higher health insurance premiums ($295,000 for the full nine month period).

Occupancy costs have increased due to the additions of one Colorado and three Arizona bank locations subsequent to September 30, 2004, as well as the addition of a new operations center.  Beginning in the fourth quarter of 2004, the Company began centralizing its information technology (“IT”) and operational areas in a new leased location.  The move was finalized in the first quarter of 2005 to the new location that includes 24,000 square feet of office and data center space.  This move, as well as an ongoing commitment to providing the highest level of technological service to our customers, has increased rent, depreciation and maintenance expense.

Other operating expenses for the three months ended September 30, 2005, have been relatively level with the same period in 2004.  For the nine months ended September 30, 2005, other operating expenses have increased over the same period in 2004 primarily due to accounting, professional services and operational losses.  The increase in accounting is a result of the Company’s compliance with the Sarbanes-Oxley Act of 2002 and the related increase in audit fees.  Professional services have increased as the Company expands its IT infrastructure.  The operational losses relate primarily to deposit fraud losses incurred by our bank franchise and a loss associated with the termination of an interest-rate hedge.

The loss on sale of other assets and security write-down is related to an other-than-temporary, non-cash, impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock.  The Company recorded the write-down as the fair value had been below cost for an extended period and a recovery in fair value was not assured within a reasonably short period of time.

Overall, the increase in noninterest expense reflects our ongoing investment in personnel, technology and office space needed to accommodate internal growth and the opening of new banks.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses was $0.8 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, compared to $1.1 million and $2.4 million for the same periods in 2004.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.  As of September 30, 2005, the allowance for loan and lease losses amounted to 1.29% of total loans and leases, compared to 1.31% at September 30, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for loan and lease losses and other related data:

	Nine months ended September 30, 2005	Year ended December 31, 2004	Nine months ended September 30, 2004
	(in thousands)
Balance of allowance for loan and lease losses at beginning of period	$14,674	$12,403	$12,403
Charge-offs:
Commercial	(325)	(414)	(170)
Real estate — mortgage	(246)	(410)	(410)
Consumer	(41)	(88)	(77)
Direct financing leases	—	(55)	(35)
Total charge-offs	(612)	(967)	(692)
Recoveries:
Commercial	72	83	71
Real estate — mortgage	271	15	11
Consumer	89	34	33
Direct financing leases	4	91	74
Total recoveries	436	223	189
Net charge-offs	(176)	(744)	(503)
Provisions for loan and lease losses charged to operations	1,942	3,015	2,440
Balance of allowance for loan and lease losses at end of period	$16,440	$14,674	$14,340
Ratio of net charge-offs to average loans and leases (1)	(0.02)%	(0.07)%	(0.07)%
Average loans and leases outstanding during the period	$1,178,780	$1,029,538	$1,004,744

(1)	The ratios for the nine months ended September 30, 2005 and 2004 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30, 2005	At December 31, 2004	At September 30, 2004
	(dollars in thousands)
Nonperforming Loans and Leases
Loans and leases 90 days or more delinquent and still accruing	$225	$76	$—
Nonaccrual loans and leases	480	1,313	1,363
Total nonperforming loans and leases	705	1,389	1,363
Repossessed assets	6	38	40
Total nonperforming assets	$711	$1,427	$1,403
Allowance for loan and lease losses	$16,440	$14,674	$14,340

Ratio of nonperforming assets to total assets	0.04%	0.08%	0.09%
Ratio of nonperforming loans and leases to total loans and leases	0.06%	0.12%	0.12%
Ratio of allowance for loan and lease losses to total loans and leases	1.29%	1.32%	1.31%
Ratio of allowance for loan and lease losses to nonperforming loans and leases	2331.91%	1056.44%	1052.09%

Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At September 30, 2005, shareholders’ equity totaled $132.6 million, a $10.5 million increase from December 31, 2004.  The increase in shareholders’ equity is primarily due to net income of $14.3 million, $1.3 million from the issuance of common stock in the ACMG earn-out and $1.2 million from the issuance of common stock from option exercises.  These transactions were offset by $3.1 million in dividends paid on our common stock and a $3.2 million decrease in the tax-effected fair value of available-for-sale securities and derivative instruments.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of September 30, 2005, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth.  The Company also monitors the availability, costs and benefits of various sources of additional capital, including both the public and private markets, and believes that additional capital would be available if needed to support its continued growth.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of September 30, 2005:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(dollars in thousands)
Federal funds purchased	$7,500	$—	$—	$—	$7,500
TIO funds (1)	15,000	—	—	—	15,000
FHLB overnight funds purchased	35,000	—	—	—	35,000
Repurchase agreements	195,883	—	—	—	195,883
FHLB advances	80,000	—	—	—	80,000
Long-term obligations (2)	—	—	—	72,166	72,166
Operating lease obligations	4,408	8,906	7,314	6,965	27,593
Total contractual obligations	$337,791	$8,906	$7,314	$79,131	$433,142

(1)    See Liquidity section below for a discussion of TIO funds

(2)    Long-term obligations are comprised of the junior subordinated debentures.

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former shareholders of ACMG, GMB and FDL based on earnings performance.  There were no earn-out payments owed as of September 30, 2005.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2005, is presented below:

	Within one year	After one but within three years	After three but within five years	After five years	Total
	(dollars in thousands)
Unfunded loan commitments	$322,201	$201,236	$25,146	$993	$549,576
Standby letters of credit	26,637	2,999	5	—	29,641
Commercial letters of credit	6,552	386	4,447	—	11,385
Unfunded commitments for unconsolidated investments	6,963	—	—	—	6,963
Company guarantees	5,240	—	—	—	5,240
Total commitments	$367,593	$204,621	$29,598	$993	$602,805

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at September 30, 2005 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan and lease repayments are a relatively predictable source of funds, while deposit inflows and unscheduled loan and lease prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are relatively unpredictable.  In addition, the Company has commitments to extend credit under lines of credit and standby letters of credit.  The Company has also committed to investing in certain partnerships. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $20.0 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At September 30, 2005, we had $221.1 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase.  During the second quarter of 2005, we began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants.  The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

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

The Company expects that cash provided/used by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and timing of tax and other payments.  Management believes that the existing cash, cash equivalents and investments in marketable securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  The Company may decide to sell additional equity or debt securities to further enhance our capital position, and the sale of additional equity securities could result in additional dilution to our stockholders.  Loan repayments and scheduled investment maturities may provide additional sources of liquidity, if needed.

Our fixed-rate junior subordinated debentures issued in 2000 became callable at par in June of 2005.  Upon evaluating the current alternatives the Company exercised its right to call the debentures effective June 30, 2005.  The Company also canceled an interest-rate swap on the debentures that had converted the debentures from a fixed-rate into a variable rate based on 3-month LIBOR plus 4.23%.  The Company incurred a one time settlement charge in the amount of $160,000 related to the termination of the swap.  On August 2, 2005 the Company raised $20.6 million via a pooled trust-preferred securities offering to replace the fixed-rate debentures.  The new securities bear interest at a rate based on 3-month LIBOR plus 1.45%.  The difference in spreads between the two issuances will result in an annual savings of approximately $0.6 million.

Net cash provided by operating activities totaled $18.4 million and $17.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase is primarily due to an increase in cash received from both net interest income and noninterest income, offset by higher operating expenses.  Our average interest earning-assets increased by $252.7 million from September 30, 2004 to September 30, 2005, while our interest-bearing liabilities only increased by $182.6 million.  In addition, our net interest margin increased to 4.25% for the nine months ended September 30, 2005, from 4.16% as of September 30, 2004.  The net increase in our interest earning-assets and net interest margin helped drive our cash receipts from net interest income.  Our cash receipts from our fee-based business lines have also experienced continued increases.

Net cash used in investing activities totaled $155.3 million and $252.4 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in cash used in investing activities is primarily related to a $98.6 million decrease in cash used in net investment transactions and a $7.7 million decrease in cash paid in earn-out agreements, offset by a $4.0 million net increase in purchases of BOLI and a $5.4 million increase in loan originations.  The Company has reduced its purchases of investments in an attempt to deleverage the balance sheet and to lower the investment portfolio to a target of 25% of total assets.

Net cash provided by financing activities totaled $151.3 million and $238.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in net cash provided by financing activities is primarily attributed to a $69.1 million net decrease in short-term wholesale funding (federal funds purchased, securities sold under agreements to repurchase and advances from the FHLB) and a net decrease of $30.0 million in proceeds from junior subordinated debentures.  These items were offset by a $12.8 million increase in deposit inflows.  Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations.  During short term periods the Company utilizes FHLB advances or fed funds purchased to meet certain funding requirements.  Funds from these two sources may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits and Index of Exhibits.

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

COBIZ INC.

Date:	November 8, 2005	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	November 8, 2005	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer