Form 10-K
period 2005-12-31
COBIZ INC
filed 2006-03-15
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark one)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005.
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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non -accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005 computed by reference to the closing price on the Nasdaq National Market was $263,763,616.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock on February 14, 2006, was 22,371,639.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
SIGNATURES
Index to Consolidated Financial Statements

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements speak only as of the date they are made.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Overview

CoBiz Inc. (“CoBiz” or the “Company”) is a diversified financial holding company headquartered in Denver, Colorado.  We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.  Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994 who are still current shareholders.

Our wholly owned subsidiary CoBiz Bank, N.A. (the “Bank,” previously named American Business Bank, N.A.), is a full-service business banking institution with 11 Colorado locations, including eight in the Denver metropolitan area, two in Boulder and one just west of Vail, and seven Arizona locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. The Bank operates in its Colorado market areas under the name Colorado Business Bank and in its Arizona market areas under the name Arizona Business Bank.  At December 31, 2005, we had total assets of $1.9 billion, net loans of $1.3 billion, and deposits of $1.3 billion.

Our banking products are complemented by our fee-based business lines which we first introduced in 1998 when we began offering trust and estate administration services.  Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, wealth transfer planning, life insurance, investment banking and investment management services.

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

On July 10, 2001, we acquired Green Manning & Bunch, Ltd. (“GMB”), a 13-year-old investment banking firm based in Denver, Colorado. The acquisition of GMB, which is a limited partnership, was completed through CoBiz GMB Inc., a wholly owned subsidiary formed to consummate the transaction.  In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of our common stock and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”) and the right to receive future earn-out payments. The CoBiz GMB, Inc. Shares represented a 2% interest in CoBiz GMB, Inc. and had no voting rights.  After two years, or sooner under certain circumstances, the holders of the CoBiz GMB, Inc. Shares had the right to require the Company to exchange the CoBiz GMB, Inc. Shares for shares of our common stock.  The transaction was accounted for as a purchase.  The holders of the CoBiz GMB, Inc. Shares exercised their right to exchange the CoBiz GMB, Inc. Shares for our common stock and such shares were issued on August 2, 2003.

Operating Segments

We operate six distinct segments, as follows:

•      Business banking in the Colorado market through Colorado Business Bank

•      Business banking in the Arizona market through Arizona Business Bank

•      Investment banking services

•      Investment advisory and trust services

•      Insurance

•      Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Business banking through: Colorado Business Bank Arizona Business Bank	• Treasury management services • Commercial and industrial loans • Real estate loans • Consumer loans • Private banking • Internet banking • Lockbox services • Courier services • Deposit services
Investment Banking Services	• Merger and acquisition advisory services • Institutional private placements of debt and equity • Strategic financial services
Investment Advisory and Trust Services

•      Asset management of relative value stock and high-quality bond portfolios for high-net-worth individuals, foundations, endowments and public and private institutions

•      Fiduciary services

•      Estate planning and administration

Insurance	• Wealth preservation • Executive benefits • Employee benefits • Property and casualty

For a more complete discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to our Consolidated Financial Statements.

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority, and expanding our products and services to meet the needs of small to medium-sized businesses and high-net-worth individuals.  In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach.  In order to realize our strategic objectives, we are pursuing the following strategies:

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

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2005.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank N.A.	0.34%	1.47%
Other in-state banks	6.08%	38.38%
Out-of-state banks	93.58%	60.15%
Total	100.00%	100.00%

Total state deposits (in thousands)	$72,806,264	$70,409,328

De novo branching.  We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states.  This strategy has been successful in Colorado and is being utilized in the Arizona market.  Since the acquisition of the Company by private investors in 1994, we have introduced nine Colorado and five Arizona de novo locations.

Fee-based business lines.  We began offering trust and estate administration services in March 1998; employee benefits brokerage and consulting in 2000; P&C insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003.  We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net-interest income.  During 2005, we expanded our P&C line in Arizona through the addition of an experienced producer familiar with the market.  We are also exploring the expansion of our investment management presence in Arizona.  We feel that this strategy, similar to our de novo approach in banking, is a cost-effective way for our fee-based business lines to enter the Arizona market.

The Company also began work in 2005 to develop a new delivery system for its wealth management services that are offered across all business lines.  Combining an open architecture approach with a customer-centric focus, the Company is seeking to broaden and deepen its methodology of serving high-net-worth individuals.

Establish strong brand awareness.   In late 2005, we began work to clarify and strengthen the CoBiz brand, focusing on the relationship between each of our business lines, our unique breadth of services and our exceptional reputation in the markets we serve. The project, which included extensive customer and market research, seeks to develop a cohesive and comprehensive approach to our internal and external communications efforts while leveraging the power of each subsidiary as part of the larger company.

New product lines.  We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, insurance, deposit and trust products to our target customer base.

In the past few years, we have:

•      Greatly expanded our commercial real estate lending department to allow for the origination of larger and more complex real estate loans.

•      Implemented a number of new deposit products, including Health Savings Accounts, expanded money market accounts, retail lockbox and an online bill pay feature for our commercial clients.  We also began offering a new service for large deposit customers that provides deposit insurance in excess of the FDIC limit of $100,000.  The service, Certificate of Deposit Account Registry Service (“CDARS”), matches customer funds in excess of the FDIC limit within a network of participating banks so that all participating banks are holding less than the FDIC limit.

•      Enhanced our international products to facilitate foreign currency transactions.

•      Introduced an interest-rate hedge program to our customers.  The interest-rate hedge program allows us to offer derivative products such as swaps, caps, floors and collars to assist our customers in managing their interest-rate risk profile.  In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.

•      Created a 401(k) consulting unit within our employee benefits group to further enhance the services provided to our customers.

•      Formed GMB Business Advisors to focus on investment banking transactions of $2-15 million.  GMB Business Advisors, a sub-set of GMB, represents buyers and sellers on transactions that are smaller than those typically serviced by GMB.

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

Capitalizing on the use of technology.  We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data-processing system allows us to provide upgraded Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursement, repurchase agreements and sweep investment accounts.  In 2004, we expanded our lockbox product to provide retail service and expanded our treasury management system that provides access to banking services and account information through the Internet.  In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies, and provide management with the information and analysis necessary to manage our growth effectively.

Emphasizing high quality customer service.  We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 18 locations or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk.  We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of our board of directors.  In addition, to support our Chief Credit Officer we added a senior credit officer over real estate lending during 2004 to further enhance our credit underwriting process.  At December 31, 2005, our ratio of nonperforming loans to total loans was 0.07%, compared to 0.12% at December 31, 2004, which is significantly better than industry averages.

We seek to control our exposure to changing interest rates by attempting to maintain an interest-rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or re-price over periods of 12 months or less.  We have also enhanced our interest-rate risk modeling through the acquisition of a new asset/liability system in 2004.

Achieving efficiencies and economies of scale through centralized administrative and support operations.  We seek to maximize operational and support efficiencies in a manner consistent with maintaining high quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and cash management services at our downtown Denver office. We believe this structure allows our business development professionals to focus on customer service and sales strategies adapted to each community that we serve.

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

Market Areas Served

The Company’s success is dependent to a significant degree on the economic conditions of the two geographical markets we operate in: Colorado and Arizona.  Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

The Colorado economy began an economic recovery during 2004 from the recessionary period that started in 2001 and significantly impacted the Denver metropolitan area.  Between 2001 and 2003, Colorado lost nearly 4.5% of its employment base; the Denver metropolitan area comprised more than 80% of the state’s total.  The unemployment rate at the end of 2003 was 6.4%.  By the end of 2005, Colorado had recaptured nearly all of the jobs lost during that period while averaging an unemployment rate of 5.1%.  Employment growth for Colorado and the Denver metropolitan area outpaced the national averages for each month of 2005.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services.  The Denver metropolitan area is one of the fastest growing regions in the nation, helping to make Colorado the fourteenth and eleventh-fastest growing state in the United States during 2004 and 2005, respectively.  The population of this seven-county region has grown to approximately 2.6 million with a workforce of 1.4 million at December 2005.

We have two locations each in downtown Denver, Boulder and Littleton, and one location each in Commerce City, the Denver Technological Center (“DTC”), Golden, Louisville and the Vail Valley. The following is selected additional market data regarding the Colorado markets we serve:

•      Downtown Denver and the DTC are the main business centers of metropolitan Denver.  The area around the DTC features a high concentration of office parks and businesses. A large number of high-net-worth individuals live and work in the area.

•      Boulder has one of the highest concentrations of small businesses and affluent individuals in the Rocky Mountain region.

•      The Commerce City location is uniquely situated to serve Denver’s growing northeast communities due to its position adjacent to the Denver International Airport and Interstate 70, eight miles from downtown Denver.

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

Arizona has consistently had one of the highest population growth rates in the nation during the latter half of the twentieth century, including being the second-fastest growing state for thirteen consecutive years as of June 2005.  This population growth has been the primary driver behind the Arizona economy.  For the year ending 2005, Arizona had a 4.1% growth in its nonfarm employment base.  The December 2005 unemployment rate for the Phoenix metropolitan area was 3.8%, well below the 5.1% national average.  Arizona’s primary economic sectors include trade, manufacturing, mining, agriculture, construction and tourism, with services constituting the largest economic sector.  The following is selected additional market data regarding the Arizona markets we serve:

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

•      Our office in Chandler, a suburb of Phoenix, serves a community that has become home to businesses and industries of all sizes.  Chandler is known as the “Silicon Desert” due to its concentration of high-technology jobs.  More than 75% of Chandler’s manufacturing sector employs high-technology workers, compared to the national average of 15%.

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

Please see “Risk Factors – Our business and financial condition may be adversely affected by an increase in competition,” below for additional information.

Employees

At January 31, 2006, we had 467 employees, including 450 full-time equivalent employees.  Employees of the Company enjoy a variety of employee benefit programs, including stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations.  No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

Supervision and Regulation

CoBiz and the Bank are extensively regulated under federal, Colorado and Arizona law.  These laws and regulations are primarily intended to protect depositors and federal deposit insurance funds, not shareholders of CoBiz.  The following information summarizes certain material statutes and regulations affecting CoBiz and the Bank, and is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of CoBiz and the Bank.  We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

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

Securities Exchange Act of 1934.  CoBiz has a class of securities registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.  This Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and directs insider trading transactions.

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

The 1994 Act also permits bank subsidiaries of a financial or bank holding company to act as agents for affiliated institutions by receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans.  As a result, a relatively small Colorado or Arizona bank owned by an out-

of-state holding company could make available to customers in Colorado and Arizona some of the services of a larger affiliated institution located in another state.

Gramm-Leach-Bliley Act of 1999 (the “GLB Act”).  The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies.  A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB.

Capital Adequacy.  The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $150 million by using a combination of risk-based and leverage ratios.  Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan losses (limited to 1.25% of risk-weighted assets).  The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital).  The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets.  The FRB has established a minimum ratio of 3% for “strong holding companies” as defined by the FRB.  For most other holding companies, the minimum required leverage ratio is 4%, but may be higher based on particular circumstances or risk profile.

The table below sets forth the Company’s ratios of (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2005
Ratio	Actual	Minimum Required
Total capital to risk-weighted assets	11.9%	8.0%
Tier I capital to risk-weighted assets	9.4%	4.0%
Tier I leverage ratio	8.1%	4.0%

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

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals.  The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company’s audit committee must appoint and oversee the company’s auditors; (b) each member of the company’s audit committee must be independent; (c) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company’s audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.   The Sarbanes-Oxley Act also requires the registered public accounting firm that issues the audit report to issue a report on management’s attestation on internal control over financial reporting.

The Bank

General.  The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC, and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and by the FDIC.  Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.  The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money-laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among its provisions, the USA Patriot Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers.

Transactions with Affiliates.  The Bank is subject to Section 23A of the Federal Reserve Act which limits the amount of loans to, investments in and certain other transactions with affiliates of the Bank; requires certain levels of collateral for such loans or transactions; and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company.  If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions except as to “low quality” assets as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices.  In addition, Section 23A generally limits transactions with a single affiliate of the Bank to 10% of the Bank’s capital and surplus and generally limits all transactions with affiliates to 20% of the Bank’s capital and surplus.

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

Regulation W of the Federal Reserve Act, which became effective on April 1, 2003, addresses the application of Sections 23A and 23B to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act.

Dividend Restrictions.  Dividends paid by the Bank and management fees from the Bank and our fee-income business lines provide substantially all of our cash flow.  The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years.  In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  See “— The Bank — Capital Adequacy.”

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

The following table sets forth the capital ratios of the Bank: (i) total capital to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 leverage ratio.

	At December 31, 2005
Ratio	Actual	Minimum Required
Total capital to risk-weighted assets	10.8%	8.0%
Tier I capital to risk-weighted assets	9.7%	4.0%
Tier I leverage ratio	8.3%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Increasingly severe restrictions are placed on a depository institution as its capital level classification declines.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%.  An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances).  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Under these regulations, at December 31, 2005, the Bank was well capitalized, which classification places no significant restrictions on the Bank’s activities.

On November 15, 2005, the Basel Committee on Banking Supervision updated the status of the revised draft of the New Basel Capital Accord originally issued in January 2001.  The New Accord consists of three pillars that address (1) minimum capital requirements; (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes; and (3) market discipline.  The Company continues to monitor developments of the proposed Accord for which United States regulatory authorities are expected to issue proposed implementation rules in the first quarter of 2006.  The final rules are not anticipated to be effective until January 2008.

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

Restrictions on Loans to One Borrower.  Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses.  The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

Fee-Based Business Lines

ACMG is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of ACMG’s investment management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict ACMG from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on ACMG’s engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

GMB is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB.  GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2005. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

FDL provides wealth transfer planning through the use of life insurance products.  State governments extensively regulate our life insurance activities.  We sell our insurance products in 27 states and the District of Columbia through licensed insurance producers.  Insurance laws vary from state to state.  Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates.  While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws.  We market these financial products through M Holdings Securities, Inc., a registered broker-dealer and a member of the NASD and Securities Investor Corporation.

CoBiz Insurance, acting as an insurance producer, must obtain and keep in force an insurance producer’s license with the State of Colorado.  In order to write insurance in states other than Colorado, they are required to obtain non-resident insurance licenses.  All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity.  Insurance producers in Colorado are required to complete 24 hours biennially of continuing education by attending courses approved by the Commissioner of Insurance.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.cobizinc.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements.  These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines.  The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Changes in economic conditions may cause us to incur loan losses.

The inability of borrowers to repay loans can erode our earnings and capital.  Our loan portfolio is somewhat less diversified than that of a traditional community bank because it includes a higher concentration of larger commercial loans.  Substantially all of our loans are to businesses and individuals in the Denver and Phoenix metropolitan areas, and any economic decline in these market areas could impact us adversely.

Our allowance for loan losses may not be adequate to cover actual loan losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, although our level of delinquencies historically has been low, we have been increasing and expect to continue to increase the number and amount of loans we originate, and we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the favorable economic conditions in Colorado and Arizona reverse.  The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

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

A downturn in our real estate markets could hurt our business.

A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 51% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in

Arizona and Colorado. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties in managing our growth.

As part of our strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo branch openings or new bank formations. We believe it may take up to eighteen months for new banking facilities to first achieve operational profitability due to the impact of overhead expenses, and the start-up phase of generating loans and deposits. To the extent that we undertake growth initiatives, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Our profitability, is in part, a function of the spread between the interest earned on investments and loans and the interest paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable-and fixed-rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.

Our business and financial condition may be adversely affected by an increase in competition.

The banking business in the Denver and Phoenix metropolitan areas is highly competitive and is currently dominated by a number of large regional financial institutions. In addition to these regional banks, there are a number of smaller commercial banks that operate in these areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions, and mortgage bankers. In addition to traditional financial institutions, we also compete for loans with brokerage and investment banking companies, and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities as well as other corporate and government securities.

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

An interruption in or breach in security of our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports.  Section 404 also requires our independent registered public accounting firm to attest to and report on management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined and our independent registered public accounting firm has attested that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We must evaluate whether any portion of our recorded goodwill is impaired.  Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

As of December 31, 2005, goodwill represented approximately 2.0% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment).  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption.  Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values.  Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.  Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Our fee based businesses are subject to quarterly and annual volatility in their revenues and earnings.

Our fee based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance and FDL, our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  In addition, a substantial portion of the revenues and earnings of our insurance segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.  With respect to our investment advisory business, ACMG, our revenues and earnings are dependent exclusively on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of ACMG for a particular quarter or year.

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2005, we had 11 bank locations in Colorado, seven bank locations in Arizona, four fee-based locations in Colorado and an operations center in Colorado. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202. We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions” under Item 13 of Part III. The terms of these leases expire between 2011 and 2016. The Company leases all of its facilities. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
Denver	821 Seventeenth Street, Denver, CO 80202	2011
Denver - Operations	717 17th Street, Ste. 400, Denver, CO 80202	2010
Tremont	1275 Tremont Place, Denver, CO 80202	2014
Littleton	101 W. Mineral Avenue, Littleton, CO 80120	2012
Prince	2409 W. Main Street, Littleton, CO 80120	2009
Boulder	2025 Pearl Street, Boulder, CO 80302	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2009
West Metro	15710 W. Colfax Avenue, Golden, CO 80401	2011
Northeast	4695 Quebec Street, Denver, CO 80216	2013
Northwest	400 Centennial Parkway, Ste. 100, Louisville, CO 80027	2009
DTC	8400 E. Prentice Avenue, Ste. 150, Englewood, CO 80111	2008
Vail Valley	P.O. Box 2826 Northstar Center, Edwards, CO 81632	2009
Phoenix	2700 N. Central Avenue, Phoenix, AZ 85004	2006
Camelback	3200 E. Camelback RD, Ste. 129, Phoenix, AZ 85018	2012
Chandler	2727 W. Frye Rd, Ste. 100, Chandler, AZ 85224	2010
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Scottsdale	6929 E. Greenway Parkway, Ste. 150, Scottsdale, AZ 85254	2010
Surprise	12775 W. Bell Road, Surprise, AZ 85374	2016
Tempe	1620 W. Fountainhead Parkway, Ste. 119, Tempe, AZ 85282	2007

		Lease
Fee-Based Locations	Address	Expiration
Alexander Capital Management Group	1099 Eighteenth Street, Ste. 2810, Denver, CO 80202	2009
CoBiz Insurance, Inc.	10901 W. Toller Drive, Littleton, CO 80127	2009
Financial Designs Ltd.	1775 Sherman Street, Ste. 1800, Denver, CO 80203	2013
Green Manning & Bunch, Ltd.	370 Seventeenth Street, Ste. 3600, Denver, CO 80202	2010

All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3. Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to our business are brought against or by us. We believe, based on the dollar amount of the claims outstanding at the end of the year, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “COBZ.” At January 31, 2006, there were approximately 586 shareholders of record of CoBiz Common Stock.

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

			Cash
			Dividends
	High	Low	Declared
2004:
First Quarter	$13.987	$12.313	$0.040
Second Quarter	14.250	13.060	0.040
Third Quarter	17.070	13.430	0.045
Fourth Quarter	22.270	16.320	0.045
2005:
First Quarter	$22.060	$18.400	$0.045
Second Quarter	19.460	16.450	0.045
Third Quarter	20.230	17.510	0.050
Fourth Quarter	19.650	17.000	0.050

The timing and amount of future dividends are at the discretion of the board of directors of the Company and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the board of directors of the Company. The board of directors of the Company anticipates it will continue to pay quarterly dividends in amounts determined based on the factors discussed above. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — The Bank — Dividend Restrictions” included under Item 1 of Part I.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods indicated, the Company completed five acquisitions of companies in merger transactions. Two of the transactions (First Capital and Milek) were accounted for using the “pooling of interests” method, and accordingly, all financial data relating to periods prior to the respective mergers have been restated to include the merged entities’ balance sheet data and historical results of operations. In addition, data has been restated to give retroactive effect to two three-for-two stock splits effectuated on July 31, 2001, and April 26, 2004, where applicable.

	At or for the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$103,456	$77,267	$64,804	$62,418	$61,819
Interest expense	32,481	17,387	14,234	18,347	26,388
Net interest income before provision for loan and lease losses	70,975	59,880	50,570	44,071	35,431
Provision for loan and lease losses	2,465	3,015	2,760	2,590	2,362
Net interest income after provision for loan and lease losses	68,510	56,865	47,810	41,481	33,069
Noninterest income	25,153	27,801	17,004	9,823	8,491
Noninterest expense	62,480	56,809	44,337	33,600	26,796
Income before taxes	31,183	27,857	20,477	17,704	14,764
Provision for income taxes	11,177	10,231	7,447	6,677	5,835
Net income	$20,006	$17,626	$13,030	$11,027	$8,929

Earnings per share - basic	$0.90	$0.81	$0.64	$0.56	$0.47
Earnings per share - diluted	$0.87	$0.78	$0.61	$0.53	$0.44
Cash dividends declared per common share	$0.19	$0.17	$0.15	$0.13	$0.11
Dividend payout ratio	21.05%	20.95%	22.92%	22.62%	24.29%

Balance sheet data:
Total assets	$1,933,056	$1,699,561	$1,403,877	$1,118,649	$925,410
Total investments	466,150	485,234	368,218	271,114	211,042
Loans and leases	1,332,668	1,114,307	943,615	798,869	678,913
Allowance for loan and lease losses	16,906	14,674	12,403	10,388	8,872
Deposits	1,326,952	1,147,010	959,178	856,965	655,192
Junior subordinated debentures	72,166	71,637	40,570	20,000	20,000
Common shareholders’ equity	136,544	122,085	95,664	82,004	70,803

Key ratios:
Return on average total assets	1.10%	1.13%	1.06%	1.08%	1.08%
Return on average shareholders’ equity	15.42%	15.84%	14.52%	14.57%	13.78%
Average equity to average total assets	7.16%	7.16%	7.29%	7.40%	7.81%
Net interest margin	4.27%	4.18%	4.38%	4.55%	4.54%
Efficiency ratio (1)	64.83%	65.07%	65.70%	62.57%	61.73%
Nonperforming assets to total assets	0.05%	0.08%	0.11%	0.22%	0.24%
Nonperforming loans and leases to total loans and leases	0.07%	0.12%	0.16%	0.31%	0.33%
Allowance for loan and lease losses to total loans and leases	1.27%	1.32%	1.31%	1.30%	1.31%
Allowance for loan and lease losses to nonperforming loans and leases	1863.95%	1056.44%	816.52%	425.39%	396.43%
Net charge-offs to average loans and leases	0.02%	0.07%	0.09%	0.15%	0.05%

(1)          Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan and lease losses and noninterest income, excluding gains on asset sales.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals. Our operating segments include our commercial banking franchise, Colorado Business Bank and Arizona Business Bank; investment banking services; investment advisory and trust services; and insurance services.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus non-interest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on our net interest margin by increasing our noninterest income.

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of non-interest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on options granted to employees, see Notes 1 and 14 to our Consolidated Financial Statements.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2005, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a financial services holding company with 18 bank locations, five fee-based businesses and total assets of $1.9 billion. Certain key metrics of our operating segments as of December 31, 2005 and 2004 are as follows:

	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	Banking	Advisory &		Support and
	Bank	Bank	Services	Trust Services	Insurance	Other	Consolidated
(in thousands, except per share data)	2005
Net income (loss)	$18,099	$4,928	$474	$176	$572	$(4,243)	$20,006
Diluted earnings per share (loss)	$0.79	$0.21	$0.02	$0.01	$0.02	$(0.18)	$0.87
Total assets	$1,342,522	$554,591	$7,735	$5,398	$20,490	$2,320	$1,933,056

	2004
Net income (loss)	$16,545	$1,841	$1,811	$240	$624	$(3,435)	$17,626
Diluted earnings per share (loss)	$0.73	$0.08	$0.08	$0.01	$0.03	$(0.15)	$0.78
Total assets	$1,275,634	$387,767	$9,220	$4,409	$19,480	$3,051	$1,699,561

Noted below are some of the significant financial performance measures and operational accomplishments for 2005:

•                  Our commercial banking franchise had strong growth in both net income and earnings per share during 2005 as compared to 2004. Our loan portfolio, the largest interest-earning asset base of the Company, increased 20% in 2005. The increase was driven primarily by our Arizona operations, where we continue to experience significant growth. Loan growth for 2005 in the Arizona market accounted for 66% of the Company’s total increase. The Company opened two de novo banks in Arizona during 2005, one of which surpassed break-even during the year. The Colorado bank, which had a slow start in 2005, saw loan growth accelerate throughout the latter half of the year, ending 2005 with a 17% annualized increase in the fourth quarter.

•                  Investment Banking Services recognized a decrease in its earnings performance during 2005, primarily due to an extraordinary level of activity in 2004. However, the earnings performance in 2005 is in line with management’s expectations for this segment.

•                  Investment Advisory and Trust Services, while a less significant part of our overall operations, continues to recognize increases in revenue production. During 2005, the Company realigned the operational structure of the segment and hired a chief operating officer. The realignment and addition of new staff, while critical to the future success of the segment, reduced the bottom-line contribution of the segment in 2005 as compared to 2004.

•                  Our Insurance segment had a slight decrease in net income and earnings per share during 2005, primarily due to an investment in new producers, who typically take 18-24 months to build a book of business and reach break-even.

•                  Corporate Support and Other had a significant increase in its net loss and loss per share, primarily due to the addition of $30.9 million in junior subordinated debentures in May 2004, which increased interest expense year-over-year. An increase in interest rates has also increased our interest expense, as all of our junior subordinated debentures are issued as variable-rate instruments.

•                  On June 30, 2005, the Company retired $20.6 million in junior subordinated debentures that effectively bore a variable rate of 3-month LIBOR plus 4.23%. On August 2, 2005, the Company raised another $20.6 million of junior subordinated debentures at a variable rate of 3-month LIBOR plus 1.45%. The differential in the spread over LIBOR will result in an annual savings of $0.6 million.

•                  During 2005, we completed the consolidation and relocation of our information technology and operational groups into a new location.

This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Form
10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to our Consolidated Financial Statements.

Bank

In 2005, Arizona Business Bank made its most significant contribution to the Company’s bottom line since the franchise joined the Company in 2001. In the fourth quarter of 2005, they contributed 31% of the Company’s after-tax net income, versus 11% during the fourth quarter of 2004. For the full year, the Arizona bank supplied 25%, or $4.9 million, of the Company’s total net income. By way of comparison, the Company’s Colorado banking franchise, which has historically supplied the majority of the company’s earnings, reported $18.1 million in net income for 2005, compared to $16.5 million for 2004.

The commercial bank franchise as a whole had continued success in attracting core deposits with overall deposits and customer repurchase agreements growing at an annualized pace of 24% for the fourth quarter of 2005, and 19% over the end of 2004. Non-interest-bearing demand accounts grew 23% for the year and represent 33% of the Company’s total deposits, up from 31% a year ago. Arizona Business Bank’s deposits and customer repurchase agreements were up $89.5 million for the year, or 41%. Colorado Business Bank grew deposits and customer repurchase agreements at an annualized rate of 23% during the fourth quarter of 2005, and $150.9 million, or 14%, for the full year.

Fee-Based Business Lines

The company’s fee-based business lines — investment banking, insurance, and investment advisory and trust — were all accretive for the year. Our ratio of noninterest income to total operating revenues was 26% for 2005 compared to 32% in 2004. This is in line with the Company’s ongoing target of 25% but is down from 2004, a year which saw record revenues from the Company’s investment banking segment.

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle. We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL. We can assist in planning for the future with wealth transfer planning and business succession from FDL. We are able to protect assets with P&C insurance from CoBiz Insurance. We can facilitate exit and retirement strategies with merger and acquisition (“M&A”) services from GMB, and investment management services with ACMG. We are also able to preserve our customers’ wealth with trust and fiduciary services from CoBiz Private Asset Management, investment management services from ACMG, and wealth transfer services from FDL.

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

Allowance for Loan Losses

The allowance for loan losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibilty of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality. We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan. Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”

In determining the appropriate level of the allowance for loan losses, we analyze the various components of the loan portfolio, including all significant credits, on an individual basis. When analyzing the adequacy, we segment the loan portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. Possible factors that may impact the allowance for loan losses include, but are not limited to:

•                  Changes in lending policies and procedures, including underwriting standards as well as collection, charge-off and recovery practices.

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

Refer to the Provision and Allowance for Loan Losses section under Results of Operations below for further discussion on management’s methodology.

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

We conducted our annual evaluation of our reporting units as of December 31, 2005. As discussed in Note 6 to our Consolidated Financial Statements, for the period ending December 31, 2005 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist. The fair value calculations were also tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and reducing projected revenue growth and projected cost savings. Using this sensitivity approach, there was no impairment identified in any reporting unit.

We also have other policies that we consider to be key accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

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

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R). The amendment postpones the effective date for the Company to January 1, 2006. As of the effective date, the Company will apply SFAS 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. Currently, the Company offers several stock option plans and an employee stock purchase plan that will be impacted by this Statement.

Based on the non-vested stock-based compensation awards outstanding as of December 31, 2005, the Company estimates the quantitative impact of SFAS 123(R) on a pre-tax basis will be $749,000. The future impact of SFAS 123(R) will depend upon various factors, among them being the Company’s issuance of additional stock-based compensation awards, cancellations and modifications of existing awards, and the cost of the Company’s Employee Stock Purchase Plan which is dependent on the Company’s stock price and employee participation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle. SFAS 154 carried forward the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the requirements of SFAS No. 154 to have a material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not expect the requirements of FSP 115-1 and 124-1 to have a material impact on its consolidated financial statements.

Financial Condition

The acquisition of Milek and First Capital were both accounted for as a pooling of interests. Accordingly, the Company’s financial statements for all years presented in this report give retroactive effect to those acquisitions and combine the assets, liabilities, shareholders’ equity, income and expenses of the Company and the acquired entities at all dates and for all periods covered by the financial statements. All of the comparative information contained in the following sections of this report also gives retroactive effect to those acquisitions as though the Company and the acquired entities had been combined at both dates or for both periods being compared. The acquisitions of ACMG, FDL and GMB were accounted for as purchases and the assets, liabilities, income and expenses of the acquired entities are included in the Company’s financial statements only for periods following the closing of the acquisitions. For a summary of the contributions of the operations formerly conducted by our acquisitions to the assets and income of the Company during each period reported, see the segment information in Note 19 to our Consolidated Financial Statements.

Lending Activities

General. We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and equipment lease financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $10.0 million. At December 31, 2005, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Chief Credit Officer. During 2004, the Company established a new senior credit officer position to oversee the real estate portfolio. All loan officers are charged with the responsibility of reviewing, no less frequently than monthly, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the boards of directors of the Bank and CoBiz. The loan portfolio is also monitored regularly by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of the boards of directors.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$421,497	32.0	$386,954	35.2	$308,174	33.1	$254,389	32.3	$197,595	29.5
Real estate - mortgage	682,503	51.9	527,266	47.9	454,865	48.8	366,841	46.5	303,555	45.2
Real estate - construction	150,680	11.5	121,138	11.0	109,326	11.7	114,753	14.6	119,022	17.8
Consumer	65,932	5.0	65,792	6.0	61,049	6.6	50,853	6.4	40,840	6.1
Other	12,056	0.9	13,157	1.2	10,201	1.1	12,033	1.5	17,901	2.7
Loans	$1,332,668	101.3	$1,114,307	101.3	$943,615	101.3	$798,869	101.3	$678,913	101.3
Less: allowance for loan losses	(16,906)	(1.3)	(14,674)	(1.3)	(12,403)	(1.3)	(10,388)	(1.3)	(8,872)	(1.3)
Net loans	$1,315,762	100.0	$1,099,633	100.0	$931,212	100.0	$788,481	100.0	$670,041	100.0

Our continued penetration into the Arizona market and the addition of new senior-level bankers in both Colorado and Arizona have allowed our loan portfolio (net) to increase by $216.1 million in 2005 and $168.4 million in 2004. The overall growth in the loan portfolio during 2005 and 2004 was comprised primarily of $155.2 million and $72.4 million in real estate – mortgage loans, respectively and $34.5 million and $78.8 million in commercial loans, respectively.

Under federal law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2005, our individual legal lending limit was $25.3 million. Our board of directors has established an internal lending limit of $10.0 million for normal credit extensions and $12.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2005 and 2004, the outstanding balances of loan participations sold by us were $43.8 million and $44.1 million, respectively. We have retained servicing rights on all loan participations sold. At December 31, 2005 and 2004, we had loan participations purchased from other banks totaling $26.9 million and $24.7 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

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

	2005		2004		2003
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	15	8.10%	9	6.00%	6	4.60%
$3.0 million to $6.0 million	52	15.50%	44	15.80%	31	12.70%
$1.0 million to $3.0 million	287	35.10%	231	33.50%	199	34.90%
$0.5 million to $1.0 million	334	17.60%	294	18.60%	270	20.00%
Less than $0.5 million	4,918	23.70%	4,791	26.10%	4,713	27.80%
	5,606	100.00%	5,369	100.00%	5,219	100.00%

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 15 to our Consolidated Financial Statements for additional discussion on our commitments.

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

The following table summarizes the Company’s commercial loan portfolio, segregated by Standard Industrial Classification code (“SIC”).

	2005		2004		2003
		% of Commercial		% of Commercial		% of Commercial
Commercial Loans by SIC Code (in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Finance and Insurance	$118,894	28.21%	$112,205	29.00%	$106,165	34.45%
Services	120,241	28.53%	99,822	25.79%	84,725	27.50%
Construction	44,226	10.49%	38,303	9.90%	25,308	8.21%
Wholesale trade	43,212	10.25%	40,529	10.47%	29,999	9.73%
Manufacturing	44,552	10.57%	44,103	11.40%	22,804	7.40%
Retail trade	26,100	6.19%	26,457	6.84%	15,222	4.94%
All other	24,272	5.76%	25,535	6.60%	23,951	7.77%
	$421,497	100.00%	$386,954	100.00%	$308,174	100.00%

Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (“SBA”) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as US Department of Agriculture (“USDA”) Rural Development loans. As of December 31, 2005, approximately 1.4% of our outstanding loans were guaranteed by the SBA and 1.6% were guaranteed by the USDA. We also originate residential mortgage loans on a limited basis as a service to our preferred customers.

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

The following tables summarize the Company’s real estate portfolio, segregated by property type and the geographical regions in which we operate.

	2005		2004		2003
		% of Real Estate		% of Real Estate		% of Real Estate
Real Estate by Type (in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial owner	281,293	41.21%	$236,086	44.78%	$204,474	44.95%
Commercial investor	184,676	27.06%	155,460	29.48%	149,166	32.80%
Residential owner	19,464	2.85%	21,021	3.99%	19,425	4.27%
Residential investor	45,759	6.70%	37,326	7.08%	26,398	5.80%
Land acquisition	151,311	22.18%	77,373	14.67%	55,402	12.18%
	$682,503	100.00%	$527,266	100.00%	$454,865	100.00%

	2005		2004		2003
	Number of	% of Real Estate	Number of	% of Real Estate	Number of	% of Real Estate
Geographic Area	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
COLORADO
Denver	139	11.40%	137	13.26%	145	15.57%
Boulder	146	10.29%	144	11.42%	123	10.64%
Eagle	92	7.34%	74	10.99%	58	7.30%
Arapahoe	114	7.60%	114	10.43%	126	13.24%
Jefferson	120	7.89%	117	10.19%	106	9.79%
Adams	68	7.66%	50	5.24%	43	4.70%
Douglas	36	3.12%	37	4.33%	39	3.46%
Larimer	12	0.89%	15	1.55%	15	1.46%
Weld	12	1.59%	9	1.04%	10	0.96%
All others	46	3.41%	37	1.77%	44	4.99%
Subtotal Colorado	785	61.19%	734	70.22%	709	72.11%
ARIZONA
Maricopa	295	30.95%	210	24.17%	168	21.48%
Mojave	7	0.81%	6	0.99%	6	1.19%
Navajo	9	0.73%	6	0.90%	5	1.00%
Pima	7	1.67%	4	0.84%	5	0.70%
All others	35	4.65%	25	2.88%	100	3.52%
Subtotal Arizona	353	38.81%	251	29.78%	284	27.89%
Total	1,138	100.00%	985	100.00%	993	100.00%

Real Estate Construction Loans. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project, and 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers, who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers.

We selectively provide loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with us. For this category of loans, our underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined primarily by approved independent appraisers.

Consumer Loans. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, past due loans more than 90 days, and other real estate owned. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2005	2004	2003	2002	2001
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$—	$76	$—	$8	$32
Nonaccrual loans	907	1,313	1,519	2,434	2,206
Total nonperforming loans	907	1,389	1,519	2,442	2,238
Repossessed assets	—	38	60	6	—
Total nonperforming assets	$907	$1,427	$1,579	$2,448	$2,238
Allowance for loan losses	$16,906	$14,674	$12,403	$10,388	$8,872
Ratio of nonperforming assets to total assets	0.05%	0.08%	0.11%	0.22%	0.24%
Ratio of nonperforming loans to total loans	0.07%	0.12%	0.16%	0.31%	0.33%
Ratio of allowance for loan losses to total loans	1.27%	1.32%	1.31%	1.30%	1.31%
Ratio of allowance for loan losses to nonperforming loans	1863.95%	1056.44%	816.52%	425.39%	396.43%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2005, 2004, and 2003 if our nonaccrual and restructured loans had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans actually included in our net income for such periods, was not material. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan. In addition to the nonperforming assets described above, at December 31, 2005, we had 50 loan relationships considered by management to be potential problem loans, with outstanding principal totaling approximately $23.8 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Analysis of Allowance for Loan Losses. The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries. The following table sets forth information regarding changes in our allowance for loan losses for the periods indicated.

	For the year ended December 31,
(in thousands)	2005	2004	2003	2002	2001
Balance of allowance for loan losses at beginning of period	$14,674	$12,403	$10,388	$8,872	$6,819
Charge-offs:
Commercial	363	414	323	552	119
Real estate — mortgage	246	410	204	65	72
Consumer	99	88	60	75	44
Other	—	55	339	903	179
Total charge-offs	708	967	926	1,595	414
Recoveries:
Commercial	104	83	37	371	55
Real estate — mortgage	277	15	—	17	16
Consumer	90	34	41	3	18
Other	4	91	103	130	16
Total recoveries	475	223	181	521	105
Net charge-offs	(233)	(744)	(745)	(1,074)	(309)
Provisions for loan losses charged to operations	2,465	3,015	2,760	2,590	2,362
Balance of allowance for loan losses at end of period	$16,906	$14,674	$12,403	$10,388	$8,872

Ratio of net charge-offs to average loans	0.02%	0.07%	0.09%	0.15%	0.05%

Average loans outstanding during the period	$1,209,377	$1,029,538	$855,085	$737,151	$591,741

Additions to the allowance for loan losses, which are charged as expenses on our income statement, are made periodically to maintain the allowance at the appropriate level, based on our analysis of the potential risk in the loan portfolio. Loans charged off, net of amounts recovered from such loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. We believe that our allowance for loan losses is adequate to cover anticipated loan losses. However, management may determine a need to increase the allowance for loan losses, or regulators, when reviewing the Bank’s loan portfolio in the future, may request the Bank increase such allowance. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan losses will not exceed the allowance for loan losses.

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5 “Accounting for Contingencies” based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves.

Specific Reserves. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Loans are considered to be impaired in accordance with the provisions of SFAS 114, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.

General Reserves. General reserves are considered part of the allocated portion of the allowance. We use a comprehensive loan grading process for our loan portfolios. Based on this process, we assign a loss factor to each pool of graded loans. We use a combination of our long-term average loss experience and external loss data in determining the appropriate loss factor. This estimate represents the potential unconfirmed losses within the portfolio. The historical estimation for each loan pool is then adjusted to account for factors, which may cause future losses to deviate from historical levels.

Factors considered by management that are likely to cause estimated credit losses associated with our current portfolio to differ from historical loss experience include:

•                  Changes in national and local economic and business conditions and developments;

•                  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•                  Changes in the nature and volume of the portfolio;

•                  Changes in the experience, ability, and depth of lending management and staff;

•                  Changes in the trend of the volume and severity of past due loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications;

•                  Changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors;

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•                  The impact of competition on loan structuring and pricing;

•                  The impact of rising interest rates on portfolio risk;

•                  The effect of external factors, such as legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio.

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics. This supplemental portion of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks. Concentration risk limits have been established for, among other things, certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Unallocated Reserves. The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly and are weighted more heavily for recent economic conditions. The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration.

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2005		2004		2003		2002		2001
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category as a
	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total
(in thousands)	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans
Commercial	$8,517	31.6%	$4,725	34.7%	$3,058	32.6%	$2,251	31.8%	$2,330	29.6%
Real estate — mortgage	4,382	51.2%	3,987	47.3%	3,322	48.2%	2,759	45.9%	1,920	44.4%
Real estate — construction	1,802	11.3%	758	10.9%	1,138	11.6%	799	14.4%	652	17.4%
Consumer	801	5.0%	599	5.9%	381	6.5%	414	6.4%	240	6.0%
Direct financing leases	44	0.9%	76	1.2%	234	1.1%	773	1.5%	505	2.6%
Unallocated	1,360	—	4,529	—	4,270	—	3,392	—	3,225	—
Total	$16,906	100.0%	$14,674	100.0%	$12,403	100.0%	$10,388	100.0%	$8,872	100.0%

We believe that any allocation of the allowance into categories creates an appearance of precision that does not exist. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. We believe that the table is a useful device for assessing the adequacy of the allowance as a whole. The allowance is utilized as a single unallocated allowance available for all loans.

In 2005, the Company adopted a more refined segmentation system that resulted in a majority of the prior unallocated reserve being reallocated into the allowance for commercial loans. Part of the refinement in our segmentation involved assigning increased reserve factors to higher-risk lending activities, such as leverage-financings, certain loans lacking personal guarantees, land acquisition and development loans, or speculative real-estate loans. In addition, management modified reserve percentages to reflect the uncertainty of customers sensitive to increases in petroleum prices, a potential housing market slowdown, and rising interest rates.

Overall during 2005, economic conditions continued to improve and the Company continued to experience positive trends in several credit quality measures. As a result, the level of allowance for loan losses to total loans was decreased through a reduction in the provision for loan losses. The Company recorded provision for loan losses of $2.5 million in 2005 versus $3.0 million in 2004. Net charge-offs for 2005 were $233,000, or 2 basis points of average loans. This translated to an allowance for loan losses equal to 1.27% of total loans as of December 31, 2005, down from 1.32% as of December 31, 2004.

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

•                  Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
(in thousands)	2005	2004	2003
Mortgage-backed securities	$381,940	$399,478	$343,441
U.S. Government agencies	41,206	42,591	115
Trust preferred securities	25,782	26,430	11,854
Obligations of states and political subdivisions	5,261	5,520	3,952
Other investments	11,961	11,215	8,856
Total	$466,150	$485,234	$368,218

In 2005, the decrease in the investment portfolio was due to efforts to reduce our overall asset sensitivity by deleveraging the overall investment portfolio. The Company had previously increased the investment portfolio during 2004 with adjustable rate mortgage-backed securities as a method to manage liquidity and risk as well as to provide interest income.

During 2005, our net unrealized loss on our available-for-sale securities, increased $5.4 million to $6.6 million at December 31, 2005, compared to $1.2 million at December 31, 2004. Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. These temporary losses are primarily due to increases in interest rates related to our mortgage-backed securities portfolio. These securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The unrealized losses are primarily due to increases in interest rates on these securities since they were originally purchased. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date. The Company does not believe that any of the unrealized losses are a result of the credit quality of the issuing organizations.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2005.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$275,445	4.52%	$60,586	3.81%	$25,829	3.77%	$20,080	4.71%	$381,940	4.37%
U.S. Government agencies	13,766	2.54%	27,440	3.29%	—	0.00%	—	0.00%	41,206	3.04%
Trust Preferred securities	—	—	—	—	—	—	25,782	7.67%	25,782	7.67%
Obligations of states and political subdivisions	223	5.67%	2,403	3.05%	810	3.60%	1,825	6.21%	5,261	4.34%
Other investments	9,781	5.21%	—	—	2,180	6.75%	—	—	11,961	5.49%
Total	$299,215	4.45%	$90,429	3.63%	$28,819	3.99%	$47,687	7.44%	$466,150	4.57%

The investment portfolio as of December 31, 2005, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,
(in thousands)	2005	2004	2003
Goodwill	38,446	37,581	34,095
Intangible assets	3,058	3,598	3,601
Bank-owned life insurance	24,578	15,552	10,882
Premises and equipment, net	9,219	8,320	6,973
Accrued interest receivable	7,261	5,448	4,120
Deferred income taxes	8,391	4,304	3,738
Other	9,490	7,546	4,948
TOTAL ASSETS	$100,443	$82,349	$68,357

The increases in goodwill during 2005 and 2004 of $0.8 million and $3.5 million, respectively, were related to additional purchase price consideration on ACMG and GMB under the terms of earn-out agreements. The earn-out payments are to the former owners of those companies.

Bank-owned life insurance increased $9.0 million to $24.6 million at December 31, 2005, from $15.6 million at December 31, 2004. Bank-owned life insurance increased $4.7 million to $15.6 million at December 31, 2004, from $10.9 million at December 31, 2003. The increases were related to the purchase of a series of single-premium policies and growth in the cash surrender value of all policies. Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. At December 31, 2005, $436.0 million, or 33%, of our deposits were noninterest-bearing deposits. We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances. However, since proposed changes in United States legislation would allow for the payment of interest on commercial accounts, there can be no assurance we will be able to continue to maintain such a high level of noninterest-bearing deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. As of December 31, 2005, the Company had $8.1 million in brokered deposits. There were no brokered deposits at December 31, 2004. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market accounts	$461,544	1.62%	$398,352	0.82%	$318,401	0.76%
Savings	10,357	0.41%	9,642	0.35%	8,465	0.45%
Certificates of deposit under $100,000	83,587	2.88%	76,033	2.41%	124,714	2.68%
Certificates of deposit $100,000 and over	289,607	2.96%	226,113	1.97%	189,650	2.28%
Total interest-bearing deposits	845,095	2.19%	710,140	1.35%	641,230	1.58%
Noninterest-bearing demand deposits	405,270	—	329,651	—	261,207	—
Total deposits	$1,250,365	1.48%	$1,039,791	0.92%	$902,437	1.12%

Maturities of certificates of deposit of $100,000 and more are as follows:

Remaining Maturity (in thousands)	At December 31, 2005
Remaining maturity:
Less than three months	$159,702
Three months up to six months	87,427
Six months up to one year	39,797
One year and over	11,755

Total	$298,681

Deposits increased by $179.9 million to $1.3 billion at December 31, 2005, from $1.1 billion at December 31, 2004, and by $187.8 million to $1.1 billion at December 31, 2004, from $959.2 million at December 31, 2003. Noninterest-bearing demand deposits comprised 33% and 31% of total deposits at December 31, 2005 and 2004, respectively. Proceeds from deposit origination were primarily used for loan fundings and the purchase of mortgage-backed securities.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option funds, securities sold under agreements to repurchase which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka (“FHLB”) with original maturities of one year or less and advances under a revolving credit facility. The following table sets forth information relating to our short-term borrowings.

	At or for the year
	ended December 31,
(in thousands)	2005	2004	2003
Federal funds purchased
Balance at end of period	$44,000	$37,150	$—
Average balance outstanding for the period	11,122	13,222	10,941
Maximum amount outstanding at any month end during the period	44,000	37,150	10,200
Weighted average interest rate for the period	2.81%	1.59%	1.31%
Weighted average interest rate at period end	4.37%	2.43%	0.00%
Term investment option funds
Balance at end of period	$18,000	$—	$—
Average balance outstanding for the period	5,058	—	—
Maximum amount outstanding at any month end during the period	30,000	—	—
Weighted average interest rate for the period	3.71%	0.00%	0.00%
Weighted average interest rate at period end	4.29%	0.00%	0.00%
FHLB overnight advances
Balance at end of period	$63,000	$30,000	$2,300
Average balance outstanding for the period	18,123	26,583	2,508
Maximum amount outstanding at any month end during the period	63,000	30,000	10,000
Weighted average interest rate for the period	4.38%	1.52%	1.31%
Weighted average interest rate at period end	4.40%	2.40%	1.15%
FHLB term advances
Balance at end of period	$40,000	$45,000	$94,548
Average balance outstanding for the period	74,761	59,134	60,111
Maximum amount outstanding at any month end during the period	115,000	85,420	94,548
Weighted average interest rate for the period	3.23%	1.48%	1.54%
Weighted average interest rate at period end	4.17%	2.34%	1.34%
Securities sold under agreement to repurchase
Balance at end of period	$216,726	$233,221	$186,410
Average balance outstanding for the period	239,009	233,460	134,343
Maximum amount outstanding at any month end during the period	302,139	283,207	186,410
Weighted average interest rate for the period	2.47%	1.43%	1.21%
Weighted average interest rate at period end	3.06%	1.64%	1.23%

Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of December 31, 2005, all of the outstanding repurchase agreements were transacted on behalf of our customers, compared to $156.1 million as of December 31, 2004.

Long-Term Debt

The following table sets forth information relating to our long-term debt.

(in thousands)	2005	2004	2003
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	—
CoBiz Capital Trust III	20,619	—	—
Colorado Business Bankshares Capital Trust I	—	20,090	19,951
	$72,166	$71,637	$40,570

During 2005, the Company redeemed the junior subordinated debentures issued by the Colorado Business Bankshares Capital Trust I and issued an additional $20.6 million in junior subordinated debentures to a newly created trust, CoBiz Capital Trust III. In 2004, the Company issued $30.9 million in junior subordinated debentures to a newly created trust, CoBiz Capital Trust II. The issuance of the additional junior subordinated debentures was to provide additional capital to the Bank and provide liquidity to the Company.

For a discussion of the junior subordinated debentures and for certain financial information for each issuance, see Note 9 to our Consolidated Financial Statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Interest income	$103,456	$77,267	$64,804
Interest expense	32,481	17,387	14,234
Net interest income before provision for loan losses	70,975	59,880	50,570
Provision for loan and lease losses	2,465	3,015	2,760
Net interest income after provision for loan losses	68,510	56,865	47,810
Noninterest income	25,153	27,801	17,004
Noninterest expense	62,480	56,809	44,337
Income before taxes	31,183	27,857	20,477
Provision for income taxes	11,177	10,231	7,447
Net income	$20,006	$17,626	$13,030

Earnings per share - basic	$0.90	$0.81	$0.64
Earnings per share - diluted	$0.87	$0.78	$0.61
Cash dividends declared per common share	$0.19	$0.17	$0.15

General. The inclusion of the operations of FDL and ACMG, which were acquired in April 2003, and were accounted for under the purchase method of accounting, contributed to the increases in non-interest income and non-interest expense for the comparable periods of 2004 and 2003 as there was a full 12 months of operations in 2004 and only nine months of operations in 2003. In accordance with generally accepted accounting principles, the Company’s financial statements prior to the acquisition dates have not been restated to reflect the assets or earnings of FDL and ACMG.

Earnings Performance. Net earnings available to common shareholders were $20.0 million for the year ended December 31, 2005, compared with $17.6 million for 2004, and $13.0 million for 2003. The increase in 2005 over 2004 was primarily due to an increase in net interest income of $11.6 million after provision for loan losses, offset by a $5.7 million increase in non-interest expense, and a decrease in non-interest income of $2.7 million. The increase in 2004 over 2003 was primarily due to an increase in net interest income of $9.3 million after provision for loan losses, and an increase in non-interest income of $10.6 million, offset by a $12.5 million increase in non-interest expense. Reported earnings per share on a fully diluted basis for 2005 were $0.87, versus $0.78 for 2004 and $0.61 for 2003.

Net Interest Income. The largest component of our net income is our net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy. Changes in the fed funds rate has a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company. The prime rate was at 4.25% at the beginning of 2003, but was decreased to 4.0% in June 2003, the lowest rate since 1956. During 2004, with the economy expanding ,the FOMC raised the fed funds rate five times in the last six months of that year. This resulted in a corresponding increase in the prime rate. The prime rate was 4.0% at the end of 2003 and remained static until June 30, 2004, when it increased to 4.25%. During the third and fourth quarters of 2004, four additional 25-basis-point increases raised the prime rate to 5.25%. During 2005, eight 25-basis-point increases in the prime rate raised the rate at the end of 2005 to 7.25%.

Although the Company has historically maintained an asset sensitive profile, meaning that assets generally reprice faster than our liabilities, we implemented an asset liability strategy in 2004 to use interest-rate swaps to reduce our overall sensitivity.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
	balance	or paid	or cost	balance	or paid	or cost	balance	or paid	or cost
	(in thousands)
ASSETS:
Federal funds sold and other	$3,706	$223	6.02%	$3,960	$145	3.66%	$1,046	$15	1.43%
Investment securities (1)	476,542	18,139	3.81%	422,533	14,471	3.42%	315,174	11,902	3.78%
Loans and leases (1), (2)	1,209,377	85,531	7.07%	1,029,538	63,029	6.12%	855,085	53,187	6.22%
Allowance for loan and lease losses	(15,695)	—	0.00%	(13,442)	—	0.00%	(11,199)	—
Total interest-earning assets	1,673,930	103,893	6.21%	1,442,589	77,645	5.38%	1,160,106	65,104	5.62%
Noninterest-earning assets:
Cash and due from banks	42,370			35,485			31,769
Other	94,671			76,392			38,496
Total assets	$1,810,971			$1,554,466			$1,230,371
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$461,544	$7,469	1.62%	$398,352	$3,272	0.82%	$318,401	$2,433	0.76%
Savings	10,357	42	0.41%	9,642	34	0.35%	8,465	38	0.45%
Certificates of deposit:
Under $100,000	83,587	2,404	2.88%	76,033	1,829	2.41%	124,714	3,338	2.68%
$100,000 and over	289,607	8,561	2.96%	226,113	4,446	1.97%	189,650	4,323	2.28%
Total interest-bearing deposits	845,095	18,476	2.19%	710,140	9,581	1.35%	641,230	10,132	1.58%
Other borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	273,312	7,194	2.63%	273,265	3,947	1.44%	147,792	1,797	1.22%
FHLB advances	74,761	2,413	3.23%	59,134	877	1.48%	60,111	928	1.54%
Junior subordinated debentures	70,057	4,398	6.28%	59,898	2,982	4.98%	25,808	1,377	5.34%
Total interest-bearing liabilities	1,263,225	32,481	2.57%	1,102,437	17,387	1.58%	874,941	14,234	1.63%
Noninterest-bearing demand accounts	405,270			329,651			261,207
Total deposits and interest-bearing liabilities	1,668,495			1,432,088			1,136,148
Other noninterest-bearing liabilities	12,763			11,090			4,493
Total liabilities and preferred securities	1,681,258			1,443,178			1,140,641
Shareholders’ equity	129,713			111,288			89,730
Total liabilities and shareholders’ equity	$1,810,971			$1,554,466			$1,230,371
Net interest income		$71,412			$60,258			$50,870
Net interest spread			3.64%			3.81%			4.00%
Net interest margin			4.27%			4.18%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.51%			130.85%			132.74%

(1)          Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)          Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	Year ended December 31,			Year ended December 31,
	2005 compared with year			2004 compared with year
	ended December 31, 2004			ended December 31, 2003
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$(9)	$87	$78	$42	$88	$130
Investments (1)	1,850	1,818	3,668	4,174	(1,610)	2,564
Loans and leases (1), (2)	11,010	11,492	22,502	10,852	(1,005)	9,847
Total interest-earning assets	12,851	13,397	26,248	15,068	(2,527)	12,541

Interest-bearing liabilities:
NOW and money market accounts	519	3,678	4,197	611	228	839
Savings	3	5	8	5	(9)	(4)
Certificates of deposits:
Under $100,000	182	393	575	(1,303)	(206)	(1,509)
$100,000 and over	1,248	2,867	4,115	831	(708)	123
Short-term borrowings:
Securities and loans sold under agreements to repurchase and federal funds purchased	1	3,246	3,247	1,526	624	2,150
Advances from the FHLB	232	1,304	1,536	(15)	(36)	(51)
Junior subordinated debentures	506	910	1,416	1,819	(214)	1,605
Total interest-bearing liabilities	2,691	12,403	15,094	3,474	(321)	3,153
Net increase (decrease) in net interest income	$10,160	$994	$11,154	$11,594	$(2,206)	$9,388

(1)          Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)          Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax equivalent basis was $71.4 million for the year ended December 31, 2005, an increase of $11.1 million, or 19%, from $60.3 million at December 31, 2004. The increase was primarily due to an increase of $231.3 million in interest-earning assets and an 83 basis point increase in the average yield on earning assets, partially offset by a 99-basis-point increase in the average yield on interest-bearing liabilities. The Company also benefited by a decrease in average wholesale borrowings, which carry a higher cost of funds than deposits. Average wholesale borrowings ended 2005 at 33% of average interest-bearing liabilities compared to 36% at the end of 2004.

Net interest income on a tax equivalent basis was $60.3 million for the year ended December 31, 2004, an increase of $9.4 million, or 18%, from $50.9 million at December 31, 2003. Although net interest income increased and interest rates began to increase in the latter part of 2004, the Company’s net interest margin was still being impacted by lower yielding assets added to the balance sheet during 2002 and 2003, a time when rates were significantly depressed. The decrease in the yield on loans reflected the increase in repricing of existing loans at lower rates. Yields on our interest-earning assets declined by 24 basis points to 5.38% for the year ended December 31, 2004, from 5.62% for the year ended December 31, 2003. Yields paid on interest-bearing liabilities dropped by 5 basis points during this same period. The overall result was a net interest margin of 4.18% for the year ended December 31, 2004, down from 4.38% for the year ended December 31, 2003.

In order to reduce our asset sensitivity, the Company implemented an asset-liability strategy using interest rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime. During 2004 and 2005, the Company entered into 11 interest rate swaps with a total notional value of $165.0 million that typically amortize over a four-year period. The Company receives a fixed rate and pays a variable rate based on the notional amounts.

Under the terms of these swaps, as of the end of 2005, the Company paid a weighted-average rate of 7.3% and received 6.3%. As of the end of 2004, the Company paid a weighted-average rate of 5.4% and received 6.9%. During 2005 and 2004, the Company recognized a 2-basis-point and a 4-basis-point increase in its net interest margin, respectively, due to the interest rate swaps.

Provision and Allowance for Loan Losses. The provision for loan losses decreased by $550,000 to $2.5 million for the year ended December 31, 2005, down from $3.0 million for 2004, and $2.8 million in 2003. This decrease was due to continuing improvement in the overall credit quality associated with our loan portfolio and improved economic conditions. Key indicators of asset quality have remained favorable as net charge-offs and non-performing loans have decreased from 2003 to 2005, while average outstanding loan amounts have increased to $1.2 billion for 2005, up from $1.0 billion for 2004, and $855.1 million for 2003. At December 31, 2005, the allowance for loan losses amounted to $16.9 million, or 1.27% of total loans compared to 1.32% of total loans in 2004, and 1.31% in 2003.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
(in thousands)	2005	2004	2003
NONINTEREST INCOME
Deposit service charges	$2,812	$2,829	$2,563
Other loan fees	772	679	720
Trust and advisory income	3,903	3,647	2,346
Insurance revenue	10,655	9,400	8,903
Investment banking income	5,158	9,251	1,370
Other income	1,853	1,611	1,015
Gain on sale of other assets and securities	—	384	87
Total noninterest income	$25,153	$27,801	$17,004

Trust and Advisory Income. Trust and advisory income for 2005 increased $0.3 million, or 7%, to $3.9 million, compared to 2004. Trust and advisory income for 2004 increased $1.3 million, or 5%, to $3.6 million compared to 2003. ACMG’s revenues are dependent upon the market value of their assets under management. As the equity markets have shown improvement, ACMG’s income has increased each quarter since we acquired them in 2003.

Although trust and advisory income was up for 2005, the increase was relatively muted as the segment concentrated on building its infrastructure and back-office depth. Discretionary assets under management for 2005 increased $28.5 million, or 6%, to $537.8 million, compared to 2004.

The increase in trust and advisory income for 2004 was primarily due to the fact that 2004 included a full 12 months of operations for ACMG, while 2003 only included nine months. An increase in the market value of assets under management, due to both market increases and the number of clients represented by our investment management group, also contributed to the increase in 2004. Discretionary assets under management increased to $509.3 million at the end of 2004, from $412.3 million at the end of 2003.

Insurance Income. Insurance income for 2005 increased $1.2  million, or 13%, to $10.6 million, compared to 2004. Insurance income for 2004 increased $0.5 million, or 5%, to $9.4 million compared to 2003. Insurance income is derived from three main areas, wealth transfer, benefits consulting and P&C. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period to period based on the number of transactions that have been closed. Revenue from benefits consulting and P&C are more recurring revenue sources.

The increase in insurance income for 2005 was primarily the result of growth in our benefits consulting group, and to a lesser extent the wealth transfer and P&C groups. Income from the benefits consulting group increased $0.5 million to $2.7 million in 2005, compared to $2.2 million in 2004. Income from the wealth transfer and P&C groups both increased $0.3 million to $4.5 million and $2.0 million, respectively. The Company has expanded the number of producers in all areas of its insurance operations during 2005 and expects the segment to show continued growth, particularly in the benefits consulting and property and casualty groups.

The increase in insurance income for 2004 was primarily due to an increase in contingent commissions, employee benefit consulting commissions, and P&C commissions, offset by a decrease in life insurance commissions. Contingent commissions are commissions received from insurance carriers related to policy renewals and the loss performance of the underwritten policies. The Company earned $1.0 million in contingent commissions during 2004, compared to $0.5 million in 2003. The Company’s benefits consulting division increased revenue 25% in 2004 to $2.2 million from $1.8 million in 2003. In June 2004, the Company acquired a small employee benefit consulting book of business which contributed to this increase. The Company also realized a 22% increase in revenues earned from its P&C division which totaled $1.7 million in 2004 compared to $1.4 million in 2003. The year 2004 included a full 12 months of operations for FDL, while 2003 only included nine months. FDL’s revenue during 2004 was $7.4 million compared to $7.3 million in 2003. As noted above, a significant portion of FDL’s income is transactional in nature, generated by the sale of life insurance policies where a considerable amount is earned when the policy is signed and a smaller amount is earned in subsequent years as the policy is renewed. During 2004, $4.2 million was earned from this revenue stream compared to $5.0 million in 2003.

Investment Banking Income. Investment banking income for 2005 decreased $4.1 million, or 44%, to $5.2 million, compared to 2004. Investment banking income for 2004 increased $7.9 million, or 574%, to $9.2 million compared to 2003. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.

The decrease in investment banking income during 2005 was due to a lower number of transactions closed during the year as compared to 2004. The income earned from investment banking during 2004 was higher than any other year since we acquired GMB in 2001. Although we continue to feel optimistic about the outlook for the M&A market and the GMB business model, we do not expect that GMB will replicate the operating results achieved in 2004.

Other Income. Other income for 2005 increased $0.2 million, or 15%, to $1.9 million, compared to 2004. Other income for 2004 increased $0.6 million, or 62%, to $1.6 million compared to 2003. Other income is comprised of increases in the cash surrender value of Bank-Owned Life Insurance (“BOLI”), earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

The increase in other income for 2005 was primarily due to a $0.3 million increase in the cash surrender value of BOLI. The Company purchased an additional $8.0 million in BOLI during January 2005.

The increase in other income for 2004 was primarily due to a $0.5 million increase in the cash surrender value of BOLI and a $0.1 million increase in foreign exchange fees. The majority of our BOLI value at the end of 2004 was purchased in the latter part of 2003 and during 2004, thus providing a larger average balance on which to earn income during 2004. The increase in foreign exchange fees was due to the enhancement of our international products during 2004.

Gain on Sale of Other Assets and Securities. During 2004, we rebalanced our investment portfolio by selling certain securities and purchasing other securities. All of the securities sold were in a gain position, that did not impact the Company’s accounting for securities held in a loss position under current accounting guidance. The increase in gains on sales of other assets and securities was primarily due to the sale of available-for-sale mortgage-backed securities.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
(in thousands)	2005	2004	2003
NONINTEREST EXPENSES
Salaries and employee benefits	$40,422	$37,514	$28,039
Occupancy expenses, premises and equipment	10,975	9,427	7,994
Amortization of intangibles	540	545	441
Other operating expenses	10,380	9,323	7,863
Loss on sale of other assets and securities	163	—	—
Total noninterest expenses	$62,480	$56,809	$44,337

During 2005 our efficiency ratio improved to 64.8% from 65.1% in 2004 and 65.7% in 2003. The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses. Our efficiency ratio has declined as we have begun to recognize the benefit of fixed-cost projects put in place to facilitate the Company’s growth.

Noninterest expense for 2004 includes the operations of ACMG and FDL for the full 12 months while 2003 only includes the nine months subsequent to the acquisition dates.

Salaries and Employee Benefits. Salaries and employee benefits increased $2.9 million, or 7.8%, to $40.4 million compared to 2004. Salaries and employee benefits increased $9.5 million, or 33.8%, to $37.5 million compared to 2003.

The increase in 2005 was primarily due to the growth of our full-time-equivalent employee base. As of December 31, 2005, the Company employed 444 full-time-equivalent employees, compared to 410 in 2004. The growth in full-time-equivalent employees is due to the addition of two new de novo banks, organic growth of existing operations and an investment in the future growth of our Insurance operations by hiring additional producers. Also contributing to the increase was our annual cost of living and performance raises awarded to employees effective at the beginning of 2005, which averaged 5.0%. The Company also recognized a 31.0%, or $0.5 million increase in the cost of providing medical insurance, as medical costs for all industries have continued to rise rapidly. The increase in normal wages was offset by a $2.0 million decrease in bonus compensation, due to the decrease in revenue from investment banking.

The increase in 2004 was due to higher staffing levels to accommodate the growth of the franchise, annual merit increases, and increases in health insurance and other benefit costs. There was also a substantial increase in the bonuses paid from our investment banking subsidiary to match the increase in their operating results. In recognition of our operating results, the Board of Directors approved an additional bonus to all of our employees during 2004 that was not paid in 2003. The Company also introduced a supplemental employee retirement plan for certain key executives during 2004.

Occupancy Costs. Occupancy costs increased $1.5 million, or 16.4%, to $11.0 million compared to 2004. Occupancy costs increased $1.4 million, or 17.9%, to $9.4 million compared to 2003.

The increase in occupancy costs in 2005 was primarily the result of depreciation expense ($0.7 million), rent expense ($0.4 million), and utilities ($0.2 million). Occupancy costs have increased due to the additions of one Colorado and three Arizona bank locations subsequent to the fourth quarter of 2004, as well as the addition of a new operations center. Beginning in the fourth quarter of 2004, the Company began centralizing its information technology and operational areas in a new leased location. The move was finalized in the first quarter of 2005 to the new location that includes 24,000 square feet of office and data center space. This move, as well as our new de novos, has increased rent, depreciation and maintenance expense.

The increase in 2004 was due to the aforementioned acquisitions of FDL and ACMG, the additions of the Northwest and Camelback locations during 2004, and the inclusion of the Tempe and Northeast bank locations for their first full year. An ongoing commitment to providing the highest level of technological service to our customers also increased our depreciation and maintenance expense.

Other Operating Expenses. Other operating expenses increased $1.1 million, or 11.3%, to $10.4 million compared to 2004. In 2004, other operating expenses increased $1.5 million, or 18.6%, to $9.3 million compared to 2003.

The increase in 2005 was primarily due to professional services ($0.4 million), marketing ($0.3 million), and operational losses ($0.2 million). Professional services increased primarily due to third-party referral fees paid on investment banking transactions. Marketing has increased as the Company increases its community donations as operating results improve, and as a result of our growth initiatives as we attempt to increase our loan and deposit bases and grow our fee-based business lines. The operational losses relate primarily to deposit fraud losses incurred by our bank franchise and a loss associated with the termination of an interest-rate hedge.

The increase in 2004 was primarily in the areas of marketing, correspondent bank and federal reserve charges, OCC assessments, and miscellaneous operational losses. Our correspondent bank and federal reserve charges increased as we grew and serviced high-volume customers, which increased our correspondent and federal reserve activity. Professional services increased as we implemented and explored new IT initiatives, and an increase in external accountant and consulting fees, which was partly due to the implementation of the provisions of the Sarbanes-Oxley Act of 2002. Our operational losses are generally lower than industry average, but in 2004 we recognized a loss related to a bank robbery for which we recognized a loss equal $0.2 million.

Federal Income Taxes. The provision for income taxes totaled $11.2 million during 2005, compared to $10.2 million in 2004, and $7.4 million in 2003. The effective tax rates for 2005, 2004 and 2003 were 35.8%, 36.7% and 36.4%, respectively.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments – which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors – are less predictable. In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships. See Note 15 to our Consolidated Financial Statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments and expenses. We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines of $145.0 million with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $53.2 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure the borrowings. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At December 31, 2005, we had $170.8 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. During the second quarter of 2005, we began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary source of funds are dividends paid from the Bank and our fee-based business lines, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for merger and acquisition activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, as well as the Company’s compliance with the capital adequacy guidelines of the FRB. See Item 1 “Business – Supervision and Regulation” and Note 16 to our Consolidated Financial Statements for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends. In addition, as described above in “Business – Supervision and Regulation,” federal regulations establish minimum requirements for the capital adequacy of the Company and the Bank. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources. Based on our current financial condition and our results of operations, we believe that the Company will be able to raise adequate capital through one of these financing sources, as needed.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the trusts are not included in the Company’s consolidated financial statements, $47.0 million of the $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board.  On February 28, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $30.0 million if it had been in effect at December 31, 2005.  The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

On November 2, 2005, the Company filed a universal shelf registration that allows the Company to issue any combination of debt securities, preferred stock, depositary shares, common stock and securities warrants from time to time in one or more offerings up to a total dollar amount of $100.0 million. While the Company has no present intention to issue securities under the registration statement, the Company will be able to issue these securities in response to market conditions and the Company’s capital needs.

Comparison for the years ended December 31, 2005 and 2004

Net cash provided by operating activities totaled $24.1 million and $25.1 million for the years ended December 31, 2005 and 2004, respectively.  Net cash provided by operating activities is comprised of the Company’s net income, adjusted for non-cash charges and changes in operating assets and liabilities.  Our cash uses for operations continue to grow as we deploy our de novo strategy and grow our fee-based business lines.

Net cash used in investing activities totaled $219.8 million and $305.7 million for the years ended December 31, 2005 and 2004, respectively.  The decrease in cash used in investing activities is primarily related to a decrease in net additions to the investment portfolio, primarily mortgage-backed securities ($127.4 million) that the Company uses to manage liquidity and interest-rate risk as the company deleverages our investment portfolio; and a decrease in cash paid for acquisitions due to the earn-out payments related to ACMG and FDL ($7.7 million).  These decreases were offset by increases in the net loan originations and repayments ($46.6 million) due to the growth of the Company, and an increase in cash paid for bank-owned life insurance during 2005 as compared to 2004 ($4.0 million).  As the Company receives proceeds from the maturity and paydown of existing securities, the Company intends to reinvest the proceeds into new securities in order to maintain an investment portfolio of approximately 25% to 30% of our total assets.  However, depending on the growth of our loan portfolio and our collateral position, proceeds may also be used to reduce our wholesale borrowings.

Net cash provided by financing activities totaled $214.1 million and $278.3 million for the years ended December 31, 2005 and 2004, respectively.  The decrease in net cash provided by financing activities is primarily attributed to the decrease in the issuance of junior subordinated debentures ($30.0 million) in 2005 as compared to 2004 and; a decrease in cash inflows from total deposits ($7.9 million); and a decrease in cash flows in wholesale borrowings ($25.8 million) including fed funds purchased, repurchase agreements and advances from the Federal Home Loan Bank during the year ended 2005 as compared to 2004.  The Company reduced the level of investment securities during 2005, allowing us to reduce the level of wholesale borrowing (fed funds purchased, FHLB advances and street repurchase agreements) during 2005.

Comparison for the years ended December 31, 2004 and 2003

Net cash provided by operating activities totaled $25.1 million and $15.9 million for the years ended December 31, 2004 and 2003, respectively.  The increase was primarily due to an increase in cash received from net interest income of $9.0 million and an increase in cash received from non-interest income of $11.2 million, offset by higher operating expenses.  During 2004, our average interest-earning assets increased by $282.5 million, while our interest-bearing liabilities only increased by $227.5 million.   The net increase in our interest-earning assets helped drive our cash receipts from net interest income.  Our cash receipts from our fee-based business lines increased substantially, primarily due to the M&A transactions closed by GMB.

Net cash used in investing activities totaled $305.7 million and $263.1 million for the years ended December 31, 2004 and 2003, respectively.  The increase in cash used in investing activities was primarily related to an increase in net loan originations and repayments ($26.0 million) due to the growth of the Company; net additions to the investment portfolio, primarily mortgage-backed securities ($14.9 million) that the Company uses to manage liquidity and interest rate risk; and an increase in cash paid for acquisitions due to the earn-out payments related to ACMG and FDL ($6.3 million). These increases were offset by a decrease in the cash paid for bank-owned life insurance during 2004 as compared to 2003 ($6.0 million).

Net cash provided by financing activities totaled $278.3 million and $248.6 million for the years ended December 31, 2004 and 2003, respectively.  The increase in net cash provided by financing activities was primarily attributed to an increase in cash inflows from total deposits ($85.6 million) and the increase in the issuance of junior subordinated debentures ($10.0 million) in 2004 as compared to 2003.  These increases were offset by a decrease in cash flows in wholesale borrowings ($66.4 million) including fed funds purchased, repurchase agreements and advances from the Federal Home Loan Bank during the year ended 2004 as compared to 2003.  The issuance of the junior subordinated debentures in May 2004 was part of a strategy to obtain funds with a low cost of capital to finance our acquisitions and to provide capital to the Bank.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of December 31, 2005:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$44,000	$—	$—	$—	$44,000
TIO funds	18,000	—	—	—	18,000
FHLB overnight funds purchased	63,000	—	—	—	63,000
FHLB advances	40,000	—	—	—	40,000
Repurchase agreements	216,726	—	—	—	216,726
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,424	8,905	6,986	6,209	26,524

Total contractual obligations	$386,150	$8,905	$6,986	$78,375	$480,416

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former owners of ACMG and FDL based on earnings performance.  There were no earn-out payments owed as of December 31, 2005.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2005, is presented below:

(in thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Unfunded loan commitments	$344,365	$225,884	$22,459	$7,771	$600,479
Standby letters of credit	27,209	1,528	5	—	28,742
Commercial letters of credit	9,158	242	4,409	—	13,809
Unfunded commitments for unconsolidated investments	6,963	—	—	—	6,963
Company guarantees	4,293	—	—	—	4,293

Total commitments	$391,988	$227,654	$26,873	$7,771	$654,286

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement, and financing needs of its customers.  These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.  Credit risk is the principal risk associated with these instruments.  The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies and monitoring controls in making commitments and letters of credit as it does with its lending activities.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

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

Approximately $40.0 million of total commitments at December 31, 2005, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at December 31, 2005, do not represent amounts that will ultimately be received or paid under the contract, they are excluded from the table above.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2005, as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2005, will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	(4.7)%	(1.3)%	—	1.4%	2.5%
Market value of equity	(8.5)%	(2.9)%	—	5.7%	9.7%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2005, our cumulative interest rate gap was a positive 23.49%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2005. All amounts in the table are based on contractual repricing schedules.  Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.  For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to our Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2005
(in thousands)	Less than three months	Three months to less than one year	One to five years	Over five years	Total
Interest-earning assets:
Fixed rate loans	$22,938	$31,504	$211,778	$36,033	$302,253
Floating rate loans	627,342	30,435	357,836	14,802	1,030,415
Investment securities held to maturity and available for sale	73,746	225,469	90,429	76,506	466,150
Total interest-earning assets	$724,026	$287,408	$660,043	$127,341	$1,798,818

Interest-bearing liabilities:
NOW and money market accounts	$8,257	$209,082	$247,658	$37,286	$502,283
Savings	381	829	4,146	3,105	8,461
Time deposits under $100,000	35,897	37,044	8,495	—	81,436
Time deposits $100,000 and over	159,702	127,224	11,755	—	298,681
Securities and loans sold under agreements to repurchase	212,709	4,017	—	—	216,726
Other short-term borrowings	165,000	—	—	—	165,000
Junior subordinated debentures	72,166	—	—	—	72,166
Total interest-bearing liabilities	$654,112	$378,196	$272,054	$40,391	$1,344,753

Interest rate gap	$69,914	$(90,788)	$387,989	$86,950	$454,065

Cumulative interest rate gap	$69,914	$(20,874)	$367,115	$454,065

Cumulative interest rate gap to total assets	3.62%	-1.08%	18.99%	23.49%

To manage the relationship of our interest-earning assets and liabilities, we evaluate the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. Our asset and liability management committee is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies.

We have focused on maintaining balance between interest-rate-sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.

The following table presents, at December 31, 2005, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2005
(in thousands)	Less than one year	One to five years	Over five years	Total
Commercial	$266,629	$157,914	$9,011	$433,554
Real estate – mortgage	252,964	387,877	41,662	682,503
Real estate – construction	130,732	19,947	—	150,679
Consumer	61,894	3,876	162	65,932

Total loans and leases	$712,219	$569,614	$50,835	$1,332,668

Of the $620.4 million of loans with maturities of one year or more, approximately $247.8 million were fixed rate loans and $372.6 million were variable-rate loans at December 31, 2005.

To augment our asset and liability management strategy, we also began using interest rate swaps in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 11 different interest rate swap agreements as summarized in the table below.

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on the Prime rate. The swaps qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

Interest rate swap information at December 31, 2005 is summarized as follows:

						Amortization of Notional
Swap		Maturity Date	Fixed Rate	Notional	Fair Market Value	2006	2007	2008
1	Swap - May 25, 2004	June 1, 2008	6.373%	$15,000,000	$(248,471)	$5,000,000	$5,000,000	$5,000,000
2	Swap - July 1, 2004	July 1, 2008	6.390%	15,000,000	(259,083)	5,000,000	5,000,000	5,000,000
3	Swap - July 29, 2004	August 1, 2008	6.478%	15,000,000	(253,743)	5,000,000	5,000,000	5,000,000
4	Swap - August 30, 2004	September 1, 2008	6.061%	15,000,000	(367,787)	5,000,000	5,000,000	5,000,000
5	Swap - October 1, 2004	October 1, 2008	6.143%	15,000,000	(365,164)	5,000,000	5,000,000	5,000,000
6	Swap - October 28, 2004	November 1, 2008	6.125%	15,000,000	(387,190)	5,000,000	5,000,000	5,000,000
7	Swap - November 29, 2004	December 1, 2008	6.500%	15,000,000	(300,807)	5,000,000	5,000,000	5,000,000
8	Swap - January 3, 2005	December 1, 2008	6.497%	15,000,000	(310,835)	5,000,000	5,000,000	5,000,000
9	Swap - April 15, 2005	January 1, 2008	6.787%	15,000,000	(118,222)	5,000,000	10,000,000
10	Swap - May 27, 2005	February 1, 2008	6.753%	15,000,000	(131,970)	5,000,000	5,000,000	5,000,000
11	Swap - July 28, 2005	March 1, 2008	7.135%	15,000,000	(75,842)	5,000,000	5,000,000	5,000,000

Total				$165,000,000	$(2,819,114)	$55,000,000	$60,000,000	$50,000,000

During 2005 and 2004, net interest income was increased by $225,000 and $553,000, respectively, from the settlement of amounts receivable on interest rate swaps.

Item 8. Financial Statements and Supplementary Data

Reference is made to our Consolidated Financial Statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2005, are unaudited and, in the opinion of management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
(In thousands, except per share amounts)	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Interest income	$28,753	$27,011	$24,622	$23,070	$21,932	$19,915	$18,418	$17,002
Interest expense	10,030	8,712	7,464	6,275	5,332	4,573	3,899	3,583
Net interest income	18,723	18,299	17,158	16,795	16,600	15,342	14,519	13,419
Net income	5,731	5,044	4,405	4,826	5,313	4,806	3,952	3,555

Earnings per share - basic (1)	$0.26	$0.23	$0.20	$0.21	$0.24	$0.22	$0.18	$0.17
Earnings per share - diluted (1)	$0.25	$0.22	$0.19	$0.21	$0.23	$0.21	$0.18	$0.16

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  In addition, during the fourth quarter of 2005 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our Consolidated Financial Statements and the reports thereon beginning at page F-1.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included under the captions “Election of Directors” and “Management – Executive Officers” in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) and is incorporated herein by reference.  Information regarding audit committee financial experts and the audit committee appearing under the caption “Committees of the Board of Directors – Audit Committee” will be included in our 2006 Proxy Statement and is hereby incorporated by reference.  Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in our 2006 Proxy Statement and is hereby incorporated by reference.

The Company has adopted a Code of Conduct and Ethics (“Code of Conduct”) that applies to the Company’s officers, directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (collectively “Company Associates”), or persons performing similar functions.  The Company has posted the Code of Conduct and will post any changes in or waivers of the Code of Conduct applicable to any Company associate on its website at www.cobizinc.com.

Item 11.  Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2006 Proxy Statement under the captions “Director Compensation”, “Executive Compensation”, “Stock Option Plans”, “Supplemental Executive Retirement Plan and Split Dollar Benefits”, and “Employment Agreements” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2006 Proxy under the caption “Principal Shareholders.” and is incorporated herein by reference.  Information regarding securities authorized for issuance under equity compensation plans appearing under the caption “Stock Option Plans” will be included in our 2006 Proxy Statement and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions of CoBiz

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2006 Proxy Statement under the captions “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Public Accountants” and “Audit Committee Report” in the Company’s 2006 Proxy and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following documents are filed as part of this Annual Report on Form 10-K:

	Management’s Report on Internal Control Over Financial Reporting

	Reports of Independent Registered Public Accounting Firm

	Consolidated Balance Sheets as of December 31, 2005 and 2004

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)	Exhibits and Index of Exhibits.
	(1) (2) 2		Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

	(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

	(3)	3.2	Amendment to Articles of Incorporation

	(8)	3.3	Amendment to Articles of Incorporation.

	(4)	3.4	Amendment to Articles of Incorporation.

	(2)	3.5	Amended and Restated Bylaws of the Registrant.

	(8)	3.6	Amendment to Bylaws.

	(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

	(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

	(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

	+(2) 10.4		License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

	+(2) 10.5		Contract Modification, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

+(2) 10.6		Computer Software Maintenance Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.8	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)	10.9	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1992

(6)	10.10	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.11	2000 Employee Stock Purchase Plan.

(8)	10.12	2002 Equity Incentive Plan.

(10)	10.13	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(11)	10.14	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(11)	10.15	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.16	Employment Agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

(12)	10.17	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(13)	10.18	Supplemental Executive Retirement Plan

(4)	10.19	2005 Equity Incentive Plan.

(11)	14	Code of Conduct and Ethics.

21	List of subsidiaries.

23	Consent of Registered Public Accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)                    Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)                    Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)                    Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)                    Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005

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

(11)              Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 12, 2004.

(12)              Incorporated herein by reference from the Registrant’s Periodic Report on Form 8-K, as filed on November 24, 2004.

(13)              Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 14, 2005.

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

Dated:  March 15, 2006

CoBiz Inc.

By:	/s/ Steven Bangert
Steven Bangert Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 15, 2006

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz		March 15, 2006

/s/ Richard J. Dalton	President
Richard J. Dalton		March 15, 2006

/s/ Harold F. Mosanko	Director
Harold F. Mosanko		March 15, 2006

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 15, 2006

/s/ Troy R. Dumlao	1st Vice President and Controller
Troy R. Dumlao		March 15, 2006

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 15, 2006

/s/ Jerry W. Chapman	Director
Jerry W. Chapman		March 15, 2006

/s/ Morgan Gust	Director
Morgan Gust		March 15, 2006

/s/ Thomas M. Longust	Director
Thomas M. Longust		March 15, 2006

/s/ Evan Makovsky	Director
Evan Makovsky		March 15, 2006

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 15, 2006

/s/ Howard R. Ross	Director
Howard R. Ross		March 15, 2006

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 15, 2006

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		March 15, 2006

/s/ Mary M. White	Director
Mary M. White		March 15, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004, and 2003

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CoBiz Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005, is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing under the heading “Report of Independent Registered Public Accounting Firm,” which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Steven Bangert	/s/ Lyne B. Andrich
Chief Executive Officer and Chairman of the Board of Directors	Executive Vice President and Chief Financial Officer

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CoBiz Inc.
Denver, Colorado

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that CoBiz Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of the Company and our report dated March 10, 2006, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Denver, Colorado

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CoBiz Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Inc. and Subsidiaries (the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CoBiz Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado

March 10, 2006

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(In thousands, except share amounts)

	2005	2004
ASSETS

CASH AND DUE FROM BANKS	$50,701	$32,345

INVESTMENT SECURITIES AVAILABLE FOR SALE (Cost of $459,952 and $473,985, respectively)	453,296	472,823

INVESTMENT SECURITIES HELD TO MATURITY (Fair value of $902 and $1,222, respectively)	893	1,196

OTHER INVESTMENTS	11,961	11,215

Total investments	466,150	485,234

LOANS, Net of allowance for loan losses of $16,906 and $14,674, respectively	1,315,762	1,099,633

GOODWILL	38,446	37,581

INTANGIBLE ASSETS, Net of amortization of $1,782 and $1,242, respectively	3,058	3,598

BANK-OWNED LIFE INSURANCE	24,578	15,552

PREMISES AND EQUIPMENT, Net of depreciation of $15,858 and $12,707, respectively	9,219	8,320

ACCRUED INTEREST RECEIVABLE	7,261	5,448

DEFERRED INCOME TAXES	8,391	4,304

OTHER	9,490	7,546

TOTAL	$1,933,056	$1,699,561

	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$436,091	$355,974
NOW and money market	502,283	463,013
Savings	8,461	10,684
Certificates of deposit	380,117	317,339

Total deposits	1,326,952	1,147,010

Securities sold under agreements to repurchase	216,726	233,221
Other short-term borrowings	165,000	112,150
Accrued interest and other liabilities	15,668	13,458
Junior subordinated debentures	72,166	71,637

Total liabilities	1,796,512	1,577,476

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $.01 par value—2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value—50,000,000 shares authorized; 22,309,136 and 21,950,759 issued and outstanding, respectively	223	220
Additional paid-in capital	69,560	65,890
Retained earnings	72,636	56,840
Accumulated other comprehensive loss, net of income tax of $(3,599) and $(531), respectively	(5,875)	(865)

Total shareholders’ equity	136,544	122,085

TOTAL	$1,933,056	$1,699,561

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except per share amounts)

	2005	2004	2003

INTEREST INCOME:
Interest and fees on loans	$85,235	$62,763	$53,044
Interest on investments:
Taxable securities	17,295	13,793	11,209
Nontaxable securities	231	200	257
Dividends on securities	472	366	279
Federal funds sold and other	223	145	15

Total interest income	103,456	77,267	64,804

INTEREST EXPENSE:
Interest on deposits	18,476	9,582	10,132
Interest on short-term borrowings	9,607	4,823	2,725
Interest on junior subordinated debentures	4,398	2,982	1,377

Total interest expense	32,481	17,387	14,234

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	70,975	59,880	50,570

PROVISION FOR LOAN LOSSES	2,465	3,015	2,760

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,510	56,865	47,810

NONINTEREST INCOME:
Service charges	2,812	2,829	2,563
Advisory and trust fee income	3,903	3,647	2,346
Insurance income	10,655	9,400	8,903
Investment banking income	5,158	9,251	1,370
Other income	2,625	2,674	1,822

Total noninterest income	25,153	27,801	17,004

NONINTEREST EXPENSE:
Salaries and employee benefits	40,422	37,514	28,039
Occupancy expenses, premises, and equipment	10,975	9,427	7,994
Amortization of intangibles	540	545	441
Other	10,543	9,323	7,863

Total noninterest expense	62,480	56,809	44,337

INCOME BEFORE INCOME TAXES	$31,183	$27,857	$20,477

PROVISION FOR INCOME TAXES	11,177	10,231	7,447

NET INCOME	20,006	17,626	13,030

UNREALIZED DEPRECIATION ON SECURITIES AVAILABLE FOR SALE AND CASH FLOW HEDGES—Net of tax	(5,010)	(208)	(3,349)

COMPREHENSIVE INCOME	$14,996	$17,418	$9,681

EARNINGS PER SHARE:
Basic	$0.90	$0.81	$0.64

Diluted	$0.87	$0.78	$0.61

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital		Comprehensive Income (Loss)
	Shares Issued	Amount		Retained Earnings		Total

BALANCE—January 1, 2003	19,907,999	$200	$46,217	$32,895	$2,692	$82,004

Options exercised	175,691	2	636	—	—	638
Employee stock purchase plan	53,605	—	459	—	—	459
Dividends paid-common ($.15 per share)	—	—	—	(3,006)	—	(3,006)
Tax benefit from stock-based compensation	—	—	178	—	—	178
Conversion of GMB Class B shares	110,727	1	999	—	—	1,000
Acquisition of Financial Designs Ltd.	333,472	3	3,207	—	—	3,210
Acquisition of Alexander Capital Management Group	160,830	2	1,498	—	—	1,500
Net change in unrealized depreciation on investment securities available for sale, net of income taxes of $2,062	—	—	—	—	(3,349)	(3,349)
Net income	—	—	—	13,030	—	13,030

BALANCE—December 31, 2003	20,742,324	208	53,194	42,919	(657)	95,664

Options exercised	277,855	3	1,264	—	—	1,267
Employee stock purchase plan	72,354	1	759	—	—	760
Dividends paid-common ($.17 per share)	—	—	—	(3,705)	—	(3,705)
Tax benefit from stock-based compensation	—	—	643	—	—	643
Acquisition of insurance book of business	7,290	—	100	—	—	100
Earn-out payment for Financial Designs Ltd.	813,948	8	9,441	—	—	9,449
Earn-out payment for Alexander Capital Management Group	36,988	—	489	—	—	489
Net change in unrealized depreciation on investment securities available for sale and cash flow hedges, net of income taxes of $126	—	—	—	—	(208)	(208)
Net income	—	—	—	17,626	—	17,626

BALANCE—December 31, 2004	21,950,759	220	65,890	56,840	(865)	122,085

Options exercised	232,698	2	1,176	—	—	1,178
Employee stock purchase plan	57,464	—	895	—	—	895
Dividends paid-common ($.19 per share)	—	—	—	(4,210)	—	(4,210)
Tax benefit from stock-based compensation	—	—	254	—	—	254
Earn-out payment for Alexander Capital Management Group	68,215	1	1,345	—	—	1,346
Net change in unrealized depreciation on investment securities available for sale and cash flow hedges, net of income taxes of $3,068	—	—	—	—	(5,010)	(5,010)
Net income	—	—	—	20,006	—	20,006

BALANCE—December 31, 2005	22,309,136	$223	$69,560	$72,636	$(5,875)	$136,544

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,006	$17,626	$13,030
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	2,194	1,759	1,132
Depreciation and amortization	4,132	3,538	3,140
Amortization of net loan fees	(2,468)	(1,881)	(2,023)
Noncash loss on termination of interest-rate hedge	85	—	—
Provision for loan losses	2,465	3,015	2,760
FHLB stock dividend	(302)	(225)	—
Deferred income taxes	(1,018)	(638)	(434)
Equity in earnings of unconsolidated investments	(39)	(199)	(205)
Minority interest	60	71	(3)
Loss (gain) on sale/write-down of premises and equipment and investment securities	163	(384)	(87)
Tax benefit from stock-based compensation	254	643	178
Earnings on bank owned life insurance	(1,006)	(671)	(147)
Supplemental Executive Retirement Plan	349	296	—
Changes in:
Accrued interest receivable	(1,813)	(1,328)	(227)
Other assets	(67)	(951)	(1,343)
Accrued interest and other liabilities	1,078	4,447	112

Net cash provided by operating activities	24,073	25,118	15,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,457)	(1,686)	(1,767)
Purchase of investment securities available for sale	(136,136)	(281,277)	(210,300)
Maturities of investment securities held to maturity	302	386	654
Proceeds from maturities of investment securities available for sale	147,832	127,898	108,748
Proceeds from sale of investment securities available for sale	—	36,818	—
Net cash paid in earn-outs	(2,033)	(9,775)	(3,417)
Purchase of bank-owned life insurance	(8,020)	(4,000)	(10,000)
Loan originations and repayments, net	(216,126)	(169,555)	(143,462)
Purchase of intangible assets	—	(441)	(162)
Purchase of premises and equipment	(3,329)	(4,111)	(3,949)
Proceeds from sale of premises and equipment	166	43	594

Net cash used in investing activities	(219,801)	(305,700)	(263,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	117,163	168,025	135,755
Net increase (decrease) in certificates of deposit	62,778	19,807	(33,542)
Net increase (decrease) in short-term borrowings	57,850	64,850	(6,400)
Net (decrease) increase in securities sold under agreements to repurchase	(16,495)	46,812	70,893
Advances from the Federal Home Loan Bank	2,695,350	884,000	659,628
Repayment of advances from the Federal Home Loan Bank	(2,700,350)	(933,548)	(595,640)
Proceeds from issuance of junior subordinated debentures	20,000	30,000	20,000
Redemption of junior subordinated debentures	(20,000)	—	—
Net increase in debt issuance costs	—	—	(200)
Cash paid for termination of interest rate hedge	(75)	—	—
Proceeds from exercise of stock options and employee stock purchases	2,073	2,027	1,097
Dividends	(4,210)	(3,705)	(3,006)

Net cash provided by financing activities	214,084	278,268	248,585

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	$18,356	$(2,314)	$1,407

CASH AND DUE FROM BANKS—Beginning of year	32,345	34,659	33,252

CASH AND DUE FROM BANKS—End of year	$50,701	$32,345	$34,659

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION—Cash paid during the year for:
Interest	$31,412	$16,750	$14,426

Income taxes	$10,968	$10,174	$7,681

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Stock issued for acquisition of Green Manning & Bunch, Ltd.	$—	$—	$1,000

Stock issued for earn-out and acquisition of Financial Designs Ltd.	$—	$9,449	$3,210

Stock issued for earn-out and acquisition of Alexander Capital Management Group	$1,346	$489	$1,500

Stock issued for acquisition of insurance book of business	$—	$100	$—

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.                                      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Inc., (“Parent”), and its wholly owned subsidiaries: CoBiz ACMG, Inc., CoBiz Bank, N.A. (the “Bank”), CoBiz Insurance Inc., CoBiz GMB, Inc., and Financial Designs Ltd. (“FDL,”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

Organization—The Bank is a commercial banking institution with eight locations in the Denver metropolitan area; two locations in Boulder; one in Edwards, Colorado; and seven in the Phoenix metropolitan area. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc., provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

Use of Estimates—In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, the recoverability of goodwill and intangible assets, and the valuation of investment securities and cash flow hedges.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation—The consolidated financial statements include the accounts of the Parent, the Bank, ACMG, CoBiz Insurance Inc., GMB and FDL. Intercompany balances and transactions are eliminated in consolidation.

Cash and Due From Banks—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and Due From Banks include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain reserve and compensating balance requirements. As of December 31, 2005 and 2004, the Company was required to maintain reserve balances of $522,000 and $445,000.

Investments—The Company classifies its investment securities as held to maturity, available for sale or trading according to management’s intent. At December 31, 2005 and 2004, the Company had no trading securities.

a.                                       Investment Securities Available for Sale—Available for sale securities consist of bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized. Other-than-temporary unrealized losses are charged to operations.

b.                                      Investment Securities Held to Maturity—Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and discounts.

Premiums and discounts are recognized in interest income using the level-yield method over the period to maturity, adjusted for prepayments as applicable. Declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are other than temporary are recorded as write-downs of the individual securities to their fair value and the related write-downs are included in earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

Other Investments—Federal Home Loan Bank and Federal Reserve Bank stock are accounted for under the cost method.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions applicable to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Loan Origination Fees and Costs—Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Goodwill and Intangible Assets—Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over
3–15 years.

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

Other Assets—Included in other assets are certain investments where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at the lower of carrying amount or estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. There were no foreclosed assets at December 31, 2005. As of December 31, 2004, $38,000 of foreclosed assets were held by the Company. Such amounts are included in the Consolidated Balance Sheets under the caption “Other.”

Real Estate Acquired Through Foreclosure—Assets acquired by foreclosure or in settlement of debt held for sale, and are valued at the lower of carrying amount or estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. As of December 31, 2005 and 2004, there was no real estate acquired through foreclosure.

Securities Sold Under Agreements to Repurchase—The Company sells certain securities under agreements to repurchase with both it’s customers and other financial institutions. The agreements transacted with it’s customers are utilized as an overnight investment product service, while the agreements with other financial institutions are transacted as a wholesale borrowing source. Both types of agreements are treated as secured borrowings, whereas the agreements are reflected as a liability of the Company, while the securities underlying the agreements remain as a Company asset.

Derivative Instruments—Derivative financial instruments are accounted for at fair value. The Company utilizes derivative instruments, primarily interest rate swaps, to hedge a portion of its exposure to interest rate increases. These instruments are accounted for as cash-flow hedges, as defined by SFAS 133. In 2003, the Company had also entered into an interest rate swap agreement to convert its fixed-rate debt to a floating-rate. This interest rate hedge, which was accounted for as a fair value hedge, was terminated in 2005 in conjunction with the Company’s retirement of the hedged item. The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the bank.

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

Insurance Income—Insurance income includes commissions on the sale of life and property and casualty insurance policies and other employee benefit products earned as an agent for unaffiliated insurance underwriters. Life insurance and property and casualty income are primarily recognized upon policy origination and renewal dates and benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

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

If the fair-value method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004, and 2003 (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands, except per share amounts):

	2005	2004	2003

Net income:
As reported	$20,006	$17,626	$13,030
Less stock-based compensation determined under the fair value method, net of income taxes	(1,368)	(823)	(366)

Pro forma net income	$18,638	$17,071	$12,664

Earnings per share:
As reported—basic	$0.90	$0.81	$0.64
As reported—diluted	0.87	0.78	0.61
Pro forma—basic	0.84	0.79	0.62
Pro forma—diluted	0.81	0.75	0.59

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

Segment Information—The Company has disclosed separately the results of operations relating to its segments in Note 19 to the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “OPIC 14: Share-Based Payment” (“SAB 107”) which was effective immediately. SAB 107 addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. The Company does not expect the requirements of SAB 107 to have a material impact on its consolidated financial statements.

In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R). The amendment postpones the effective date for the Company to January 1, 2006. As of the effective date, the Company will apply SFAS 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. Currently, the Company offers several stock option plans and an employee stock purchase plan that will be impacted by this Statement.

Based on the non-vested stock-based compensation awards outstanding as of December  31, 2005, the Company estimates the quantitative impact of SFAS 123(R) on a pre-tax basis will be $749,000 in 2006. The future impact of SFAS 123(R) will depend upon various factors, among them being the Company’s issuance of additional stock-based compensation awards, cancellations and modifications of existing awards, and the cost of the Company’s Employee Stock Purchase Plan which is dependent on the Company’s stock price and employee participation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle. SFAS 154 carried forward the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the requirements of SFAS No. 154 to have a material impact on its consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not expect the requirements of FSP 115-1 and 124-1 to have a material impact on its consolidated financial statements.

2.                                      EARN-OUT ARRANGEMENTS

General—Earn-out payments for the GMB, ACMG and FDL transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 6 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

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

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. No earn-out payments were required for the years 2001 through 2003 because GMB EBITDA did not exceed the hurdle rate in those years. For the earn-out period ending December 31, 2004, the Company paid $1,136,000 based on GMB EBITDA of $3,373,000, which was paid in the first quarter of 2005. No earn-out payment was required for the year 2005 because GMB EBITDA did not exceed the hurdle rate.

Alexander Capital Management Group, LLC—On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

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

The earn-out payment for the 12 months ended March 31, 2004, was equal to a multiple of ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”). The earn-out payment for the 12 months ended March 31, 2005, was equal to a multiple of the excess of the ACMG EBITDA for 2005 over the ACMG EBITDA for 2004. The earn-out payment for 2006 will be equal to a multiple of the excess, if any, of that year’s ACMG EBITDA over the ACMG EBITDA for the previous year. During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000. During 2005, the Company paid $2,243,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz stock valued at $1,346,000. An earn-out payment will be due for the period ending March 31, 2006 only if the ACMG EBITDA for that period exceeds $611,000. At the end of the earn-out period, if the total earn-out payments are less than 2.08 times the total aggregate ACMG EBITDA during the three-year earn-out period, an additional earn-out payment will be made equal to such deficiency. Management estimates that the 2006 earn-out payment, which is the final year of the agreement, may range from $0 to $200,000.

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units pursuant to a Unitholders’ Agreement, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated balance sheets as a minority interest as a component of “Accrued interest and other liabilities” and is included in “Other” noninterest expense in the consolidated statements of income and comprehensive income. Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the Profits Interest Units entitle the holders to share in the earnings of ACMG for as long as they are held. Pursuant to the terms of the Unitholders’ Agreement, under certain circumstances, the Company has the ability to call the Profits Interest Units at a price based on a multiple of the trailing 12 months ACMG EBITDA. Likewise, the holders of the Profits Interest Units have, under certain circumstances, the ability to put the Profits Interest Units to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

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

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003. During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz common stock valued at $9,449,000.

No earn-out payments were payable for the 2004 and 2005 calendar years because FDL EBITDA for 2004 and 2005 of $1,419,000 and $1,393,000, respectively, did not exceed the hurdle rate.

The earn-out payments for the 2006 to 2007 calendar years will be calculated on the excess of each calendar year’s FDL EBITDA over a hurdle rate which is equal to the highest previously recognized FDL EBITDA for the 2004 through 2006 calendar years. The earn-out payments for these calendar years will be based on a range of multiples, dependent on performance.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period. If FDL EBITDA for 2006 were the same as FDL EBITDA for 2005, then no earn-out payment will be due. Management estimates that total cumulative earn-out payments for 2006 to 2007 may range from $335,000 to $2,800,000.

3.                                      INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows (in thousands):

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
Mortgage-backed securities	$386,454	$223	$5,630	$381,047
U.S. Government agencies	42,210	—	1,004	41,206
Trust preferred securities	25,927	390	535	25,782
Obligations of states and political subdivisions	5,361	6	106	5,261

	$459,952	$619	$7,275	$453,296

Held to maturity securities—Mortgage-backed securities	$893	$11	$2	$902

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
Mortgage-backed securities	$399,928	$1,390	$3,036	$398,282
U.S. Government agencies	43,010	25	444	42,591
Trust preferred securities	25,474	1,018	62	26,430
Obligations of states and political subdivisions	5,573	54	107	5,520

	$473,985	$2,487	$3,649	$472,823

Held to maturity securities—Mortgage-backed securities	$1,196	$26	$—	$1,222

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2005, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$14,219	$13,989	$—	$—
Due after one year through five years	30,640	29,843	—	—
Due after five years through ten years	840	810	—	—
Due after ten years	27,799	27,607	—	—
Mortgage-backed securities	386,454	381,047	893	902

	$459,952	$453,296	$893	$902

During the years ended December 31, 2005, 2004, and 2003, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $36,818,000 for the year ended December 31, 2004, with related gains of $365,000. There were no related gains or losses associated with the sale of investment securities during 2005 and 2003. During 2005, the Company recorded an other-than-temporary impairment totaling $123,000 on a variable-rate investment in FNMA perpetual preferred securities.

Investment securities with an approximate fair value of $127,991,000 and $115,607,000 were pledged to secure public deposits of $112,521,000 and $96,585,000 at December 31, 2005 and 2004, respectively.

Obligations of states and political subdivisions as of December 31, 2005 and 2004, do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. These temporary losses are primarily due to increases in interest rates related to the mortgage-backed securities portfolio. These securities are all highly rated investment-grade securities primarily issued by government-sponsored organizations. The unrealized losses are primarily due to increases in interest rates on these securities since they were originally purchased. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date. The Company does not believe any of the unrealized losses are a result of the credit quality of the issuing organizations. The Company has determined there were no other-than-temporary impairments associated with the 546 securities noted within the table below as of December 31, 2005, as management has both the intent and ability to hold these securities until maturity or the forecasted recovery of the fair value of the securities (in thousands).

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities	$174,164	$1,955	$128,074	$3,675	$302,238	$5,630
U.S. Government agencies	3,167	32	38,078	972	41,245	1,004
Trust preferred securities	11,649	384	2,261	151	13,910	535
Obligations of states and political subdivisions	2,259	32	2,153	74	4,412	106

Total	$191,239	$2,403	$170,566	$4,872	$361,805	$7,275

Other investments as of December 31, 2005 and 2004, consist of the following (in thousands):

	2005	2004

Other investments—at cost [A]	$9,781	$9,038
Investment in statutory trusts—equity method [B]	2,180	2,177

	$11,961	$11,215

[A]                              Other investments are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

[B]                                Investments in statutory trusts represent the Company’s investment in 100% of the common stock issued by the entities described in Note 9.

4.                                      LOANS

Categories of loans as of December 31, 2005 and 2004, include (in thousands):

	2005	2004

Commercial	$421,394	$386,585
Real estate—mortgage	684,181	528,679
Real estate—construction	151,528	121,875
Consumer	65,932	65,792
Other	12,096	13,172

	1,335,131	1,116,103

Allowance for loan losses	(16,906)	(14,674)

Unearned net loan fees	(2,463)	(1,796)

	$1,315,762	$1,099,633

The majority of the Company’s loans are with customers located in the Denver and Phoenix metropolitan areas.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries at market rates. Activity with respect to officer and director loans is as follows for the years ended December 31, (in thousands):

	2005	2004	2003

Balance—beginning of period	$8,597	$9,521	$10,067

New loans	10,780	9,823	7,069
Principal paydowns and payoffs	(13,771)	(10,747)	(7,615)

Balance—end of period	$5,606	$8,597	$9,521

Transactions in the allowance for loan losses for the years ended December 31, 2005 and 2004, are summarized as follows (in thousands):

	2005	2004	2003

Balance—beginning of year	$14,674	$12,403	$10,388
Provision for loan losses	2,465	3,015	2,760

	17,139	15,418	13,148

Loans charged off, net of recoveries of $475, $223, and $181 for 2005, 2004 and 2003, respectively	(233)	(744)	(745)

Balance—end of year	$16,906	$14,674	$12,403

The recorded investment in loans that are considered to be impaired (all of which were on a non-accrual basis) was $907,000 and $1,313,000 as of December 31, 2005 and 2004, respectively (all of which have a related allowance for loan loss). The allowance for loan losses applicable to impaired loans was $297,000 and $717,000 as of December 31, 2005 and 2004, respectively. Interest income on average impaired loans of $971,000, $1,693,000, and $1,984,000, during 2005, 2004 and 2003, respectively, was not material. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2005, 2004, and 2003. There were no loans 90 days or more delinquent and still accruing interest at December 31, 2005 or 2003. Loans 90 days or more delinquent and still accruing interest totaled $76,000 at December 31, 2004.

5.                                      PREMISES AND EQUIPMENT

The major classes of premises and equipment as of December 31, 2005 and 2004, are summarized as follows (in thousands):

	2005	2004

Leasehold improvements	$6,873	$4,593
Furniture, fixtures, and equipment	18,204	16,434

	25,077	21,027

Accumulated depreciation	(15,858)	(12,707)

Total	$9,219	$8,320

The Company recorded depreciation expense related to premises and equipment of $3,428,000, $2,742,000 and $2,406,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

6.                                      GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of December 31, 2005. Goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 19. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology. As of December 31, 2005, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not required.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations using the with and without method whereby the difference between the fair value of a reporting unit before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that reporting unit. A summary of goodwill and total assets by operating segment as of December 31, 2005, is as follows (see Note 2 for discussion of acquisitions and adjustments) (in thousands):

	Goodwill			Total Assets
	December 31, 2004	Acquisitions and Adjustments	December 31, 2005	December 31, 2005

Colorado Business Bank	$12,779	$256	$13,035	$1,342,522
Arizona Business Bank	1,661	43	1,704	554,591
Investment banking services	5,232	47	5,279	7,735
Trust and advisory services	3,364	519	3,883	5,398
Insurance	14,545	—	14,545	20,490
Corporate support and other	—	—	—	2,320

Total	$37,581	$865	$38,446	$1,933,056

As of December 31, 2005 and 2004, the Company’s intangible assets and related amortization consisted of the following (in thousands):

	Customer Lists, Contracts and Relationships	Employment and Non-Solicitation Agreements	Total

December 31, 2004	$3,545	$53	$3,598
Amortization	522	18	540

December 31, 2005	$3,023	$35	$3,058

The Company recorded amortization expense related to intangible assets of $540,000, $545,000 and $441,000 during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year Ending December 31

2006	$473
2007	472
2008	413
2009	364
2010	363

Total	$2,085

7.                                      CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portolio as of December 31, 2005 and 2004, is as follows (in thousands):

	2005	2004

Less than $100,000	$81,436	$76,494
$100,000 and more	298,681	240,845

	$380,117	$317,339

Related interest expense for the years ended December 31, 2005, 2004, and 2003, is as follows (in thousands):

	2005	2004	2003

Less than $100,000	$2,404	$1,830	$3,338
$100,000 and more	8,561	4,446	4,323

	$10,965	$6,276	$7,661

Maturities of certificates of deposit of $100,000 and more as of December 31, 2005, are as follows (in thousands):

Remaining maturity:

Less than three months	$159,702
Three months up to six months	87,427
Six months up to one year	39,797
One year and over	11,755

Total	$298,681

8.                                      BORROWED FUNDS

Securities sold under agreements to repurchase as of December 31, 2005 and 2004, are summarized as follows (in thousands):

	2005	2004

Securities (principally mortgage-backed securities) with an estimated fair value of $249,922 in 2005 and $249,802 in 2004	$216,726	$233,221

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated statement of condition. Securities sold under agreements to repurchase averaged $239,009,000 and $233,460,000 and the maximum amounts outstanding at any month-end during 2005 and 2004 were $302,139,000 and $283,678,000, respectively. As of December 31, 2005, the weighted average interest rate was 3.06%.

Maturities of securities sold under agreements to repurchase as of December 31, 2005, are summarized as follows (in thousands):

Remaining maturity:
Less than three months	$212,709
Six months up to one year	4,017

Total	$216,726

The composition of other short-term borrowings as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Federal Home Loan Bank line of credit	$63,000	$30,000
Federal Home Loan Bank term advances	40,000	45,000
Federal funds purchased	44,000	37,150
Term investment option funds	18,000	—

Total	$165,000	$112,150

The Company has advances and a line of credit from the Federal Home Loan Bank of Topeka (“FHLB”) with a weighted average interest rate of 4.17%. Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. As of December 31, 2005, the FHLB advances and line of credit are collateralized by loans of $386,637,000. As of December 31, 2005, the entire $165,000,000 outstanding balance of short-term borrowings is due within one year.

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $162,000,000, as well as agreements with three companies to transact repurchase agreements based on available collateral. As of December 31, 2005, there were no outstanding repurchase agreements with non-customer third parties.

9.                                      JUNIOR SUBORDINATED DEBENTURES

A summary of the outstanding junior subordinated debentures as of December 31, (in thousands):

	2005	2004	Interest Rate	Maturity Date	Earliest Call Date

CoBiz Statutory Trust I	$20,619,000	$20,619,000	3-month LIBOR + 2.95%	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	30,928,000	30,928,000	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	20,619,000	—	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010

Colorado Business Bankshares

Capital Trust I	—	20,090,000	10% fixed	June 30, 2030	June 30, 2005

In June 2000, the Company created a wholly owned trust, Colorado Business Bankshares Capital Trust I, a trust formed under the laws of the State of Delaware (the “Trust”). The Trust issued $20,000,000 of fixed-rate trust preferred securities at 10%. Simultaneously with the issuance, the Company purchased a minority interest in the Trust for $620,000. The Trust invested the proceeds thereof in $20,620,000 of 10% junior subordinated debentures of CoBiz Inc. On June 30, 2005, the Company redeemed all outstanding junior subordinated debentures issued to the Trust. The redemption amount was $20,620,000 plus $515,000 in accrued and unpaid dividends.

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

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, a trust formed under the laws of the State of Delaware (the “Capital Trust”). The Capital Trust issued $30,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust for $928,000. The Capital Trust invested the proceeds thereof in $30,928,000 of junior subordinated debentures of CoBiz Inc. that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed on July 23, 2034, which may be shortened to a date not earlier than July 23, 2009, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, a trust formed under the laws of the State of Delaware (the “Capital Trust III”). The Capital Trust III issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $619,000. The Capital Trust invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz Inc. that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30, and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed on September 30, 2035, which may be shortened to a date not earlier than September 30, 2010, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

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

Although the accounts of the Statutory Trust, Capital Trust and Capital Trust III are not included in the Company’s consolidated financial statements, $47,000,000 of the $70,000,000 in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board. On February 28, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $30,000,000 if it had been in effect at December 31, 2005. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

10.                               DERIVATIVES

Asset/Liability Management Hedges—As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest-rate fluctuations on the Company’s net interest margin.

In January 2003, the Company entered into an interest-rate swap agreement with a notional amount of $20,000,000. The swap effectively converted the Company’s fixed-interest-rate obligation under the 10% junior subordinated debentures to a variable-interest-rate obligation, decreasing the asset sensitivity of the Company’s statement of condition by more closely matching variable-rate assets with variable-rate liabilities. The swap had the same payment dates, maturity date and call provisions as the related 10% junior subordinated debentures. In conjunction with the Company’s exercise of its right to call the 10% junior subordinated debentures during the second quarter of 2005, the Company terminated the swap at fair value. The termination resulted in the Company recognizing a loss totaling $160,000.

The Company has entered into several interest-rate swap agreements for the purpose of minimizing the asset sensitivity of the Company’s financial statements and the impact from interest rate fluctuations. Under these interest-rate swap agreements, the Company receives a fixed rate and pays a variable rate based on the prime rate (“Prime”). These swaps qualify as cash flow hedges of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. The portion of the change in the fair value of the swaps that are deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occur in the future. The estimated amount of existing expense that will be reclassified into earnings during the next 12 months is $1,675,000. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statement of income as part of noninterest income. In order to qualify for hedge accounting, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting, and thereafter, including periodic assessment of hedge effectiveness. The Company assesses the effectiveness of each of its individual hedges on a quarterly basis.

Customer Accommodation Derivatives—The Company offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.

Derivatives—Summary Information (in thousands)

	December 31
	2005		2004
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Asset/liability management hedges:
Fair value hedge—interest rate swap	$—	$—	$20,000	$(530)
Cash flow hedge—interest rate swaps	165,000	(2,819)	105,000	(235)

Customer accommodation derivatives:
Interest rate swap	$1,069	$(36)	$1,105	$(3)
Reverse interest rate swap	1,069	36	1,105	3

The weighted-average interest rates for interest rate swap positions outstanding at December 31, 2005, were as follows:

	Weighted Average
	Interest Rate Received	Interest Rate Paid

Asset/liability hedges	6.3%	7.3%
Customer accommodation derivatives	7.0	7.0

11.                               INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2005, 2004, and 2003, are as follows (in thousands):

	2005	2004	2003

Current tax expense	$12,195	$10,869	$7,881
Deferred tax benefit	(1,018)	(638)	(434)

Total	$11,177	$10,231	$7,447

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2005 and 2004, a valuation allowance was not recorded as it is more likely than not that the deferred tax assets will be realized. The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets as of December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004

Deferred tax assets:
Allowance for loan and lease losses	$6,481	$5,613
Deferred loan fees	865	647
Net unrealized loss on investment securities available for sale and derivatives	3,599	531
Vacation and other accrued liabilities	700	351
Debt issuance costs	31	338

Total deferred tax assets	11,676	7,480

Deferred tax liabilities:
Premises and equipment	195	516
Goodwill	952	1,074
Deferred initial direct loan and lease costs	786	838
Prepaid assets	707	610
Other	645	138

Total deferred tax liabilities	3,285	3,176

Net deferred tax assets	$8,391	$4,304

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2005, 2004, and 2003, is shown below (in thousands):

	2005	2004	2003

Computed at the statutory rate (35%)	$10,914	$9,750	$7,167
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(248)	(177)	(189)
State income taxes—net of federal income tax effect	821	705	576
Life insurance cash surrender value income	(352)	(235)	(51)
Meals and entertainment	150	127	105
Other, net	(108)	61	(161)

Actual tax provision	$11,177	$10,231	$7,447

12.                               SHAREHOLDERS’ EQUITY

Preferred Stock—The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

Dividends—As of December 31, 2005, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. As of December 31, 2005, the Bank could have paid total dividends to the Company of approximately $31,850,000, without prior regulatory approval.

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

13.                               EARNINGS PER SHARE

Income available to common shareholders and the weighted average shares outstanding, used in the calculation of Basic and Diluted Earnings Per Share, for the years ended December 31, 2005 2004, and 2003, are as follows (in thousands, except share amounts):

	2005	2004	2003

Income available to common shareholders	$20,006	$17,626	$13,030

Income impact of assumed conversions of convertible CoBiz GMB, Inc. Class B shares	—	—	(3)

Adjusted income available to common shareholders	$20,006	$17,626	$13,027

Weighted average shares outstanding—basic earnings per share	22,160,043	21,721,014	20,410,535

Effect of dilutive securities—stock options	924,481	973,180	905,553

Weighted average shares outstanding—diluted earnings per share	23,084,524	22,694,194	21,316,088

As of December 31, 2005, 2004 and 2003, 174,685, 43,827 and 310,830 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

14.                               EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Stock Options—The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed ten years.

The 1995 Incentive Stock Option Plan (the “1995 Plan”) authorizes the issuance of 445,332 shares of Common Stock. One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. No additional shares under the 1995 Incentive Stock Option Plan are available to be granted.

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant as of December 31, 2005 totaled 2,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant as of December 31, 2005 totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of December 31, 2005 totaled 18,869.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of December 31, 2005 totaled 992,800.

The summary of changes in shares under option for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding—beginning of year	2,118,576	$8.50	2,190,918	$7.42	2,140,505	$6.77
Granted	358,150	19.34	243,300	13.64	274,598	10.44
Exercised	232,698	5.07	277,855	4.56	175,691	3.63
Forfeited	40,844	13.03	37,787	7.57	48,494	9.72

Outstanding—end of year	2,203,184	$10.54	2,118,576	$8.50	2,190,918	$7.42

Options exercisable—end of year	1,578,705	$8.48	1,508,757	$7.17	1,485,885	$6.14

As of December 31, 2005, a summary of the Company’s stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price

$0.94–$2.33	181,960	$2.07	1.81	181,960	$2.07
$3.08–$5.95	193,108	4.77	3.94	193,108	4.77
$6.67–$8.60	438,378	7.54	4.14	438,378	7.54
$8.97–$10.60	427,250	9.98	6.94	365,938	10.03
$10.67–$12.67	431,769	11.68	6.76	306,552	11.74
$12.93–$20.72	530,719	17.53	9.04	92,769	16.23

	2,203,184	$10.54	6.17	1,578,705	$8.48

The Company has elected to continue to account for its stock options using the intrinsic-value method. Accordingly, no compensation cost has been recognized for its stock option plans. The Company estimated the fair value of options granted in 2005, 2004, and 2003 to be $1,391,000, $903,000 and $775,000, respectively using the Black-Scholes option pricing model. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Risk-free interest rate	3.85%	3.20%	2.52%
Expected dividend yield	1.01	1.25	1.44
Expected life (years)	3.9	5	5
Expected volatility	25.46	28.68	29.39

For federal income tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock. During 2005, the Company recognized a tax benefit of $254,000, related to the exercise of non-qualified stock options as a component of paid-in capital.

Employee Stock Purchase Plan—In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. The Company has reserved 186,606 shares for issuance under the terms of the ESPP as of December 31, 2005. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors who are not employees or officers of the Company. During the years ended December 31, 2005, 2004 and 2003, 57,464, 72,354 and 53,605 shares, respectively, were issued.

Employee 401(k Plan)—The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for the years ended December 31, 2005, 2004 and 2003, were $1,299,000, $1,130,000, and $842,000, respectively.

Supplemental Executive Retirement Plan—The Company maintains a supplemental executive retirement plan (“SERP”) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after ten years of service and are paid as a monthly benefit for a ten-year period. The target percentage is 50 percent of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service. As of December 31, 2005, the Company has accrued $646,000 for the expected benefits under the SERP.

15.                               COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2005, 2004, and 2003 was $4,194,000, $3,767,000, and $3,207,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. As of December 31, 2005, one director has a remaining interest in the building. Additionally, three bank branches are leased from entities controlled by a director of the Company. Rent payments for the related party leases for the years ended December 31, 2005, 2004, and 2003 were $1,789,000, $1,665,000, and $1,486,000, respectively. Future minimum lease payments as of December 31, 2005, under all noncancelable operating leases are as follows (in thousands):

Years Ending December 31

2006	$4,424
2007	4,489
2008	4,416
2009	3,915
2010	3,071
Thereafter	6,209

Total	$26,524

Financial Instruments With Off-Balance Sheet Risk—In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments as of December 31, 2005 (in thousands):

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$549,694

Commitments to originate consumer loans-personal lines of credit and equity lines	$39,815

Overdraft protection plans	$10,970

Letters of credit	$42,551

Unfunded commitments for unconsolidated investments	$6,963

Company guarantees	$4,293

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

Unfunded Commitments for Unconsolidated Investments—The Company has committed to purchase up to $11,306,000 in limited partnership interests of five entities. Certain shareholders and directors have also invested in and received consulting fees from some of these entities.

Employment Contracts—Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control a payment is required.

Other Matters—The Company is involved in various lawsuits which have arisen in the normal course of business. It is management’s opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

16.                               REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2005 and 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and the Bank’s actual capital amounts and ratios and regulatory thresholds as of December 31, 2005 and 2004 (in thousands, except percentage amounts):

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
Total capital
(to risk-weighted assets)	$187,693	11.9%	$126,025	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	148,260	9.4%	63,013	4.0	N/A	N/A
Tier I capital
(to average assets)	148,260	8.1%	73,595	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$168,747	10.8%	$125,448	8.0%	$156,810	10.0%
Tier I capital
(to risk-weighted assets)	151,841	9.7%	62,724	4.0%	94,086	6.0%
Tier I capital
(to average assets)	151,841	8.3%	73,298	4.0%	91,623	5.0%

	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
Total capital
(to risk-weighted assets)	$166,420	13.2%	$100,996	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	122,729	9.7	50,498	4.0	N/A	N/A
Tier I capital
(to average assets)	122,729	7.4	66,010	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$143,622	11.4%	$100,532	8.0%	$125,665	10.0%
Tier I capital
(to risk-weighted assets)	128,948	10.3	50,266	4.0	75,399	6.0
Tier I capital
(to average assets)	128,948	7.9	65,663	4.0	82,079	5.0

17.                               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains on available for sale securities and derivatives, net of tax for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Other comprehensive (loss)—before tax:

Unrealized (loss) gain on available for sale securities arising during the period	$(5,494)	$265	$(5,411)

Unrealized loss on derivative securities—net of reclassification to operations of $225 and $553	(2,584)	(235)	—

Reclassification adjustment for realized gains during the period	—	(365)	—

Tax benefit related to items of other comprehensive income	3,068	127	2,062

Other comprehensive (loss)—net of tax	$(5,010)	$(208)	$(3,349)

18.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts as of December 31, 2005 and 2004 (in thousands).

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and due from banks	$50,701	$50,701	$32,345	$32,345
Investment securities available for sale	453,296	453,296	472,823	472,823
Investment securities held to maturity	893	902	1,196	1,222
Other investments	11,961	11,961	11,215	11,215
Loans—net	1,315,762	1,307,808	1,099,633	1,100,920
Accrued interest receivable	7,261	7,261	5,448	5,448
Interest rate swap	36	36	109	109
Bank-owned life insurance	24,578	24,578	15,552	15,552

Financial liabilities:
Deposits	1,326,952	1,167,512	1,147,010	1,056,994
Other short-term borrowings	165,000	164,996	112,150	112,148
Securities sold under agreements to repurchase	216,726	200,629	233,221	223,706
Accrued interest payable	1,875	1,875	946	946
Junior subordinated debentures	72,166	72,166	71,637	71,637
Interest rate swap	2,855	2,855	344	344

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

Loans—The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

Accrued Interest Receivable/Payable—The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Bank-Owned Life Insurance—The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies.

Deposits—The fair value of demand deposits, NOW and money market deposits, savings accounts and certificates of deposit, is estimated by discounting the expected life of each deposit category at an index of the U.S. Treasury curve.

Short-term Borrowings—The estimated fair value of variable-rate short-term borrowings approximates their carrying value.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.                               SEGMENTS

The Company’s principal areas of activity consist of commercial banking, investment banking, investment advisory and trust services, insurance, and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, reportable commercial banking segments are CBB and ABB. CBB is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail. ABB is also a full-service business bank with seven locations in the Phoenix metropolitan area.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The investment advisory and trust segment consists of the operations of ACMG and CoBiz Private Asset Management. ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. CoBiz Private Asset Management offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

Year Ended December 31, 2005	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$76,995	$26,259	$23	$14	$19	$146	$103,456
Total interest expense	23,369	4,773	—	—	—	4,339	32,481
Provision for loan losses	1,444	1,200	—	—	—	(179)	2,465
Noninterest income	4,212	1,209	5,158	3,903	10,655	16	25,153
Noninterest expense	12,665	9,117	4,197	3,373	9,281	23,847	62,480
Income tax expense (benefit)	9,988	2,753	304	124	392	(2,384)	11,177
Net income (loss)	18,099	4,928	474	176	572	(4,243)	20,006
Capital expenditures	2,539	313	11	217	241	8	3,329
Depreciation and amortization	2,702	360	154	61	586	269	4,132

As of December 31, 2005

Balance sheet—identifiable assets	$1,342,522	$554,591	$7,735	$5,398	$20,490	$2,320	$1,933,056

Year Ended December 31, 2004	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$60,664	$16,420	$23	$17	$3	$140	$77,267
Total interest expense	11,535	2,962	—	9	—	2,881	17,387
Provision for loan losses	1,876	1,139	—	—	—	—	3,015
Noninterest income	4,226	1,245	9,251	3,647	9,400	32	27,801
Noninterest expense	13,959	7,626	6,106	3,078	8,002	18,038	56,809
Income tax expense (benefit)	9,464	1,094	1,126	164	412	(2,029)	10,231
Net income (loss)	16,545	1,841	1,811	240	624	(3,435)	17,626
Capital expenditures	3,039	617	39	35	167	214	4,111
Depreciation and amortization	2,233	158	173	56	554	364	3,538

As of December 31, 2004

Balance sheet—identifiable assets	$1,275,634	$387,767	$9,220	$4,409	$19,480	$3,051	$1,699,561

Year Ended December 31, 2003	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated

Income statement:
Total interest income	$51,935	$12,780	$6	$19	$7	$57	$64,804
Total interest expense	10,047	2,826	—	12	—	1,349	14,234
Provision for loan losses	1,863	1,022	—	—	—	(125)	2,760
Noninterest income	3,329	805	1,381	2,446	8,907	136	17,004
Noninterest expense	10,695	5,024	3,251	2,350	6,319	16,698	44,337
Income tax expense (benefit)	7,760	975	(758)	(51)	884	(1,363)	7,447
Net income (loss)	13,048	1,560	(1,248)	(43)	1,430	(1,717)	13,030
Capital expenditures	2,627	988	124	30	83	97	3,949
Depreciation and amortization	1,959	151	163	57	356	454	3,140

As of December 31, 2003

Balance sheet—identifiable assets	$1,077,033	$289,267	$5,583	$3,518	$28,135	$341	$1,403,877

20.                               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting (in thousands).

	2005	2004
Condensed Balance Sheets

Assets:
Cash on deposit at subsidiary bank	$11,827	$21,087
Investment in subsidiaries	189,544	169,631
Accounts receivable from subsidiaries	4,857	2,010
Other	4,896	5,439

Total	$211,124	$198,167

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable to subsidiaries	$38	$64
Junior subordinated debentures	72,166	71,637
Other liabilities	2,376	4,381

Total liabilities	74,580	76,082

Shareholders’ Equity	136,544	122,085

Total	$211,124	$198,167

	2005	2004	2003

Condensed Statements of Income

Income:
Management fees	$2,982	$3,094	$2,422
Interest income	208	211	91

Total income	3,190	3,305	2,513

Expenses:
Salaries and benefits	3,294	3,653	2,787
Interest expense	4,398	2,982	1,446
Other expense	1,998	2,039	1,353

Total expense	9,690	8,674	5,586

Net loss before taxes	(6,500)	(5,369)	(3,073)

Tax benefit	2,449	2,041	1,277

Net loss before equity in undistributed earnings of subsidiaries	(4,051)	(3,328)	(1,796)

Equity in undistributed earnings of subsidiaries	24,057	20,954	14,826

Net income	$20,006	$17,626	$13,030

	2005	2004	2003

Condensed Statements of Cash Flow

Cash flows from operating activities:
Net income	$20,006	$17,626	$13,030
Equity in undistributed earnings of subsidiaries	(24,057)	(20,954)	(14,826)
Change in other assets and liabilities	3,010	551	(127)

Net cash used in operating activities	(1,041)	(2,777)	(1,923)

Cash flows from investing activities:
Cash payments in acquisitions and under earn-out agreements	(2,033)	(9,775)	(3,417)
Net advances to subsidiaries	(2,847)	(2,054)	(8,191)
Other	(1,128)	(948)	(76)

Net cash used in investing activities	(6,008)	(12,777)	(11,684)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,073	2,027	1,097
Issuance of junior subordinated debentures	20,000	30,000	20,000
Repayment of junior subordinated debentures	(20,000)	—	—
Dividends paid	(4,210)	(3,705)	(3,006)
Other	(74)	—	—

Net cash (used in) provided by financing activities	(2,211)	28,322	18,091

Net (decrease) increase in cash and cash equivalents	(9,260)	12,768	4,484

Cash and cash equivalents—beginning of year	21,087	8,319	3,835

Cash and cash equivalents—end of year	$11,827	$21,087	$8,319

21.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Interest income	$28,753	$27,011	$24,622	$23,070	$21,932	$19,915	$18,418	$17,002
Interest expense	10,030	8,712	7,464	6,275	5,332	4,573	3,899	3,583
Net interest income	18,723	18,299	17,158	16,795	16,600	15,342	14,519	13,419
Net income	5,731	5,044	4,405	4,826	5,313	4,806	3,952	3,555

Earnings per share—basic (1)	$0.26	$0.23	$0.20	$0.21	$0.24	$0.22	$0.18	$0.17

Earnings per share—diluted (1)	$0.25	$0.22	$0.19	$0.21	$0.23	$0.21	$0.18	$0.16

(1) Basic and diluted earnings per share for the quarters prior to June 30, 2004, differ from the amounts filed in the Form
10-Qs as a result of the three-for-two stock split effected through a stock dividend for shareholders of record at April 26, 2004. The per share amounts above have been changed to give retroactive effect to the stock split.

******