Form 10-Q
period 2006-03-31
COBIZ INC
filed 2006-05-10
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

There were 22,500,818 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 28, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 6.	Exhibits

SIGNATURES

Item 1. Financial Statements

CoBiz Inc

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$55,382	$50,701
Investments:
Investment securities available for sale (cost of $484,486 and $459,952, respectively)	476,783	453,296
Investment securities held to maturity (fair value of $832 and $902, respectively)	829	893
Other investments	15,143	11,961
Total investments	492,755	466,150
Loans, net	1,371,672	1,315,762
Goodwill	38,961	38,446
Intangible assets	2,938	3,058
Bank owned life insurance	24,806	24,578
Premises and equipment, net	8,906	9,219
Accrued interest receivable	7,967	7,261
Deferred income taxes	9,797	8,391
Other	11,025	9,490
TOTAL ASSETS	$2,024,209	$1,933,056

Liabilities
Deposits
Demand	$461,815	$436,091
NOW and money market	543,794	502,283
Savings	8,706	8,461
Certificates of deposits	406,040	380,117
Total Deposits	1,420,355	1,326,952
Securities sold under agreements to repurchase	238,547	216,726
Other short-term borrowings	133,900	165,000
Accrued interest and other liabilities	18,381	15,668
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	1,883,349	1,796,512
Shareholders’ Equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding Common, $.01 par value; 50,000,000 shares authorized; 22,465,543 and 22,309,136 issued and outstanding, respectively	225	223
Additional paid-in capital	70,879	69,560
Retained earnings	76,798	72,636
Accumulated other comprehensive (loss) net of income tax of $(4,315) and $(3,599), respectively	(7,042)	(5,875)
Total shareholders’ equity	140,860	136,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,024,209	$1,933,056

See Notes to Consolidated Financial Statements

CoBiz Inc

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$25,703	$18,491
Interest and dividends on investment securities:
Taxable securities	4,715	4,342
Nontaxable securities	58	52
Dividends on securities	165	111
Federal funds sold and other	81	75
Total interest income	30,722	23,071
INTEREST EXPENSE:
Interest on deposits	6,523	3,149
Interest on short-term borrowings and FHLB advances	4,099	2,087
Interest on junior subordinated debentures	1,241	1,038
Total interest expense	11,863	6,274
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND CREDIT LOSSES	18,859	16,797
Provision for loan and credit losses	400	435
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND CREDIT LOSSES	18,459	16,362
NONINTEREST INCOME:
Deposit service charges	708	720
Trust and advisory fees	982	1,002
Insurance income	2,797	2,848
Investment banking income	1,147	1,578
Other income	706	545
Total noninterest income	6,340	6,693
NONINTEREST EXPENSE:
Salaries and employee benefits	11,157	10,078
Occupancy expenses, premises and equipment	2,712	2,627
Amortization of intangibles	120	141
Other	2,615	2,454
Loss on sale of other assets and security write-down	2	117
Total noninterest expense	16,606	15,417
INCOME BEFORE INCOME TAXES	8,193	7,638
Provision for income taxes	2,913	2,812
NET INCOME	$5,280	$4,826

UNREALIZED DEPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(1,167)	(3,410)
COMPREHENSIVE INCOME	$4,113	$1,416

EARNINGS PER SHARE:
Basic	$0.24	$0.22
Diluted	$0.23	$0.21
DIVIDENDS PER SHARE	$0.050	$0.045

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(unaudited)

	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	5,280	$4,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	695	987
Write-down of impaired investment security	—	107
Provision for loan and credit losses	400	435
FHLB stock dividend	(119)	(66)
Deferred income taxes	(691)	(518)
Increase in cash surrender value of bank owned life insurance	(228)	(202)
Stock-based compensation	302	—
Other	118	98
Changes in operating assets and liabilities
Accrued interest receivable	(706)	(842)
Other assets	136	165
Accrued interest and other liabilities	(223)	(402)
Net cash provided by operating activities	4,964	4,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(3,062)	(994)
Purchase of investment securities available for sale	(53,885)	(34,693)
Maturities of investment securities held to maturity	64	139
Maturities of investment securities available for sale	28,575	31,942
Cash paid for earn-outs	—	(1,145)
Purchase of bank owned life insurance	—	(8,020)
Loan originations and repayments, net	(55,607)	(24,765)
Purchase of premises and equipment	(576)	(699)
Other	19	31
Net cash used in investing activities	(84,472)	(38,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market,
and savings accounts	67,480	(2,169)
Net increase in certificates of deposit	25,923	43,690
Net (decrease) in federal funds purchased	(45,100)	(67,150)
Net increase in securities sold under agreements to repurchase	21,821	22,624
Advances from the Federal Home Loan Bank	1,323,570	3,403,000
Repayments of advances from the Federal Home Loan Bank	(1,309,570)	(3,356,750)
Proceeds from exercise of stock options	1,019	288
Dividends paid on common stock	(1,118)	(990)
Other	164	—
Net cash provided by financing activities	84,189	42,543

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,681	8,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,701	32,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,382	$41,272

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank, N.A. (“Bank”); CoBiz Insurance, Inc.; Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; GMB Equity Partners; and Financial Designs Ltd. (“FDL”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

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

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain reclassifications have been made to prior balances to conform to the current year presentation.

2.                                      Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123, “Accounting for Stock Based Compensation.”  Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value method for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities. The adoption of SFAS 123(R) had the following impact on our consolidated financial statements for the three months ending March 31, 2006:

(in thousands, except per share amounts)	Increase/(Decrease)
Income before income taxes	$(302)
Net income	(246)
Earnings per share - basic	(0.01)
Earnings per share - diluted	(0.01)
Cash provided by operating activities	(164)
Cash provided by financing activities	164

On January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections Disclosure” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. For example, the retrospective provision of SFAS 154 does not apply to the adoption of SFAS 123(R) which includes specific transition provisions. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

On January 1, 2006 adopted EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 became effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on our consolidated financial statements.

3.                                      Earn-out Arrangements

General – Earn-out payments for the ACMG and FDL transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 6 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

Alexander Capital Management Group LLC – On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of Alexander Capital Management Group, Inc. into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

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

The earn-out payment for the 12 months ended March 31, 2004 was equal to a multiple of ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”). The earn-out payments for 2005 and 2006 are equal to a multiple of the excess of each year’s ACMG EBITDA over the ACMG EBITDA for the previous year. During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000. In addition, during 2005 the Company paid $2,243,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz stock valued at $1,345,000. For the earn-out period ending March 31, 2006, the Company accrued $515,000 based on ACMG EBITDA of $715,000.

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units pursuant to the Operating Agreement of ACMG, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated statements of condition as a component of “Accrued interest and other liabilities” and is included in “Other” noninterest expense in the consolidated statements of income and comprehensive income. Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the Profits Interest Units entitle the holders to share in the earnings of ACMG for as long as they are held. Pursuant to the terms of a Unitholders Agreement executed by all former shareholders of Alexander Capital Management Group, Inc., under certain circumstances, the Company has the ability to call the Profits Interest Units at a price based on a multiple of the trailing 12 months ACMG EBITDA. Likewise, the holders of the Profits Interest Units have, under certain circumstances, the ability to put the Profits Interest Units to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

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

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation, and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003. During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz common stock valued at $9,449,000. No earn-out payments were payable for the 2004 and 2005 calendar years.

The earn-out payments for the 2006 and 2007 calendar years will be calculated on the excess of each calendar year’s FDL EBITDA over a hurdle rate which is equal to the highest previously recognized FDL EBITDA for the 2004 through 2006 calendar years. The earn-out payments for these calendar years will be based on a range of multiples, dependent on performance.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period. Management estimates that total cumulative earn-out payments for 2006 and 2007 may range from $677,000 to $3,500,000.

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2006	2005
Weighted average shares outstanding - basic earnings per share	22,377,579	22,024,475

Effect of dilutive securities	832,017	1,100,340

Weighted average shares outstanding - diluted earnings per share	23,209,596	23,124,815

As of March 31, 2006 and 2005, 318,198 and 16,963 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
	2006	2005
	(in thousands)
Other comprehensive loss, before tax:
Unrealized loss on available for sale securities arising during the period	$(1,422)	$(3,707)

Unrealized loss on derivative securities, net of reclassification to operations of ($376)	(461)	(1,791)

Tax benefit related to items of other comprehensive income	716	2,088

Other comprehensive loss, net of tax	$(1,167)	$(3,410)

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of March 31, 2006, is noted below. The increase in goodwill is primarily related to the ACMG 2006 earn-out accrued for as of March 31, 2006.

				Total
	Goodwill			assets
	December 31, 2005	Acquisitions and adjustments	March 31, 2006	March 31, 2006
	(dollars in thousands)

Colorado Business Bank	$13,035	$155	$13,190	$1,399,602
Arizona Business Bank	1,704	26	1,730	587,313
Investment banking services	5,279	—	5,279	6,989
Investment advisory and Trust	3,883	334	4,217	5,557
Insurance	14,545	—	14,545	20,827
Corporate support and other	—	—	—	3,921

Total	$38,446	$515	$38,961	$2,024,209

As of December 31, 2005, and March 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
	and relationships	agreements	Total
	(dollars in thousands)

December 31, 2005	$3,014	$44	$3,058
Amortization	116	4	120

March 31, 2006	$2,898	$40	$2,938

The Company recorded amortization expense of $120,000 during the three months ended March 31, 2006, compared to $141,000 in the same period of 2005. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

2007	$471
2008	413
2009	364
2010	363
2011	360
Total	$1,971

7.                                      Derivatives

A summary of outstanding derivatives at March 31, 2006 is as follows:

	March 31,
	2006		2005
	Estimated	Estimated
	Notional	fair value	Notional	fair value
	(dollars in thousands)
Asset/liability management hedges:
Fair value hedge - interest rate swap	$—	$—	$20,000	$(695)
Cash flow hedge - interest rate swap	150,000	(3,280)	120,000	(2,026)

Customer accomodation derivative
Interest rate swap	$1,060	$48	$1,096	$(28)
Reverse interest rate swap	1,060	(48)	1,096	28

8.                                      Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at March 31, 2006 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619,000	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928,000	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619,000	September 30, 2035	September 30, 2010

9.                                      Share-Based Compensation Plans

The Company has adopted several stock option plans (“Plans”) to reward and provide long-term incentives for directors and key employees of the Company. Options issued from the Plans have terms between seven and ten years. Options are typically issued with vesting periods ranging from immediate vesting to three-to-four year graded vesting schedules. The Company’s policy is to issue new shares upon the exercise of an option.

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25%

per year thereafter becoming fully exercisable after four years. Shares available for grant as of March 31, 2006 totaled 2,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant as of March 31, 2006 totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of March 31, 2006 totaled 43,369.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of March 31, 2006 totaled 978,650.

During the first quarter of 2006, the Company recognized compensation expense, net of estimated forfeitures, of $302,000 for stock-based compensation awards for which the requisite service was rendered in the first quarter of 2006.

The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
Net income, as reported	$5,280	$4,826
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	246	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(246)	(192)
Pro forma net income	$5,280	$4,634
Earnings per share:
As reported - basic	$0.24	$0.22
As reported - diluted	$0.23	$0.21
Pro forma - basic	$0.24	$0.21
Pro forma - diluted	$0.23	$0.20

SFAS 123(R) requires the Company to select a valuation technique that meets the measurement criteria set forth in the Standard. Valuation techniques that meet the criteria for estimating the fair values of employee stock options include a lattice model and a closed-form model (for example, the

Black-Scholes formula). The Company is currently using the Black-Scholes model to estimate the fair value of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the “Model”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options vesting schedule and the Company’s historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate at the time of grant as a percentage of the Company stock price at the time of grant. The following weighted average assumptions were used for grants issued in the first three months ended March 31, 2006 and 2005, respectively:

	Three months ended
	March 31,
	2006	2005
Risk free interest rate	4.52%	4.06%
Expected life	3.5 years	5 years
Weighted-average volatility	29.98%	27.99%
Expected dividend yield	1.08%	0.90%

The range of risk free interest rates used in the model was 4.49% to 4.84%. The range of expected volatility used in the model was 27.05% to 30.29%. The range of expected dividend yields used in the model was 0.97% to 1.09%.

The summary of changes in shares under option for the three months ended March 31, 2006 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, beginning of year	2,203,184	$10.54
Granted	21,100	19.15
Exercised	(146,175)	5.67
Forfeited	(19,900)	15.00

Outstanding, end of period	2,058,209	$10.93

Options exercisable, end of period	1,520,455	$9.12

The weighted average remaining term for options outstanding and options exercisable at the end of the period was 5.6 and 5.1 years, respectively. The aggregate intrinsic value for options outstanding and options exercisable at the end of the period was $19,186,000 and $16,934,000, respectively. The weighted-average grant-date fair value of options granted during the period ended March 31, 2006 was $4.96. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.0 million.

As of March 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.2 years.

10.                               Segments

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	For the Quarter ended March 31, 2006
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$22,407	$8,258	$8	$5	$6	$38	$30,722
Total interest expense	8,894	1,733	—	—	—	1,236	11,863
Net interest income	13,513	6,525	8	5	6	(1,198)	18,859
Provision for credit losses	253	183	—	—	—	(36)	400
Net interest income after provision for credit losses	13,260	6,342	8	5	6	(1,162)	18,459
Noninterest income	990	359	1,147	982	2,797	65	6,340
Noninterest expense and minority interest	2,921	2,363	863	822	2,546	7,091	16,606
Income before income taxes	11,329	4,338	292	165	257	(8,188)	8,193
Provision for income taxes	4,078	1,597	111	64	102	(3,039)	2,913
Net income before management fees and overhead allocations	$7,251	$2,741	$181	$101	$155	$(5,149)	$5,280
Management fees and overhead allocations, net of tax	2,896	1,066	42	48	84	(4,136)	—
Net income	$4,355	$1,675	$139	$53	$71	$(1,013)	$5,280

	At March 31, 2006
Balance Sheet
Total assets	$1,399,602	$587,313	$6,989	$5,557	$20,827	$3,921	$2,024,209
Total gross loans and leases	921,964	466,396	—	—	—	33	1,388,393
Total deposits & customer repurchase agreements	1,332,115	325,842	—	945	—	—	1,658,902

	For the Quarter ended March 31, 2005
	Colorado Business Bank	Arizona Business Bank	Investment Banking Services	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$17,751	$5,247	$6	$3	$18	$46	$23,071
Total interest expense	4,306	959	—	—	—	1,009	6,274
Net interest income	13,445	4,288	6	3	18	(963)	16,797
Provision for credit losses	340	195	—	—	—	(100)	435
Net interest income after provision for credit losses	13,105	4,093	6	3	18	(863)	16,362
Noninterest income	997	265	1,578	1,003	2,849	1	6,693
Noninterest expense and minority interest	3,459	2,349	996	851	2,185	5,577	15,417
Income before income taxes	10,643	2,009	588	155	682	(6,439)	7,638
Provision for income taxes	3,874	735	226	61	264	(2,348)	2,812
Net income before management fees and overhead allocations	$6,769	$1,274	$362	$94	$418	$(4,091)	$4,826
Management fees and overhead allocations, net of tax	2,149	657	34	40	64	(2,944)	—
Net income	$4,620	$617	$328	$54	$354	$(1,147)	$4,826

	At March 31, 2005
Balance Sheet
Total assets	$1,299,198	$412,344	$6,828	$5,100	$20,195	$2,018	$1,745,683
Total gross loans and leases	828,334	310,872	—	—	—	183	1,139,389
Total deposits & customer repurchase agreements	1,094,214	241,358	—	532	—	—	1,336,104

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2005. For a discussion of the segments included in our principal activities, see Note 10 to these financial statements.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of non-interest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings

Financial Highlights

•                  Net income for the three months ended March 31, 2006 was $5.3 million compared to $4.8 million for the same period in 2005. Diluted earnings per share for the three months ended March 31, 2006 were $0.23, compared to $0.21 for the same period in 2005.

•                  The Company’s banking franchise – Colorado Business Bank and Arizona Business Bank – contributed $.26 per diluted share for the first three months in 2006, as compared to $.23 per diluted share for the three months in 2005. For the same periods, the net contribution of the fee-based businesses decreased $0.02 per share.

•                  Total assets of the Company exceeded $2 billion for the first time at March 31, 2006.

•                  Gross loans increased 4.2% from December 31, 2005, or 17.0% on an annualized basis.

•                  Deposits and customer repurchase agreements increased 7.5% from December 31, 2005, or 30.3% on an annualized basis.

•                  Asset quality remained strong, with non-performing assets as a percentage of total assets at 0.04%, compared to 0.05% at December 31, 2005.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them, except for the adoption of SFAS 123(R) during the quarter ended March 31, 2006.

Under SFAS 123(R), we use the Black-Scholes option valuation model to determine the fair value of our stock options. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life, and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R), could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Financial Condition

Total assets increased by $91.2 million to $2.0 billion as of March 31, 2006, from $1.9 billion as of December 31, 2005. The increase in total assets is primarily due to growth in net loans which were largely funded by the growth in deposits.

The following table sets forth the balance of loans and leases and deposits as of March 31, 2006,  December 31, 2005 and March 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005		March 31, 2005
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
LOANS
Commercial	$421,223	30.7%	$421,497	32.0%	$399,623	35.5%
Real Estate - mortgage	702,018	51.1%	682,503	51.9%	537,493	47.8%
Real Estate - construction	194,102	14.2%	150,680	11.5%	127,374	11.3%
Consumer	58,750	4.3%	65,932	5.0%	62,948	5.6%
Other	12,300	0.9%	12,056	0.9%	11,951	1.1%
Gross loans	1,388,393	101.2%	1,332,668	101.3%	1,139,389	101.3%
Less allowance for loan losses	(16,721)	(1.2)%	(16,906)	(1.3)%	(14,992)	(1.3)%
Net loans	$1,371,672	100.0%	$1,315,762	100.0%	$1,124,397	100.0%

	March 31, 2006		December 31, 2005		March 31, 2005
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$543,794	32.8%	$502,283	32.5%	$443,176	33.2%
Savings	8,706	0.5%	8,461	0.5%	11,618	0.9%
Certificates of deposits under $100,000	83,626	5.0%	81,336	5.3%	86,944	6.5%
Certificates of deposits $100,000 and over	322,414	19.5%	298,781	19.4%	274,085	20.5%
Total interest-bearing deposits	958,540	57.8%	890,861	57.7%	815,823	61.1%
Noninterest-bearing demand deposits	461,815	27.8%	436,091	28.3%	372,708	27.9%
Customer repurchase agreements	238,547	14.4%	216,725	14.0%	147,573	11.0%
Total deposits and customer repurchase agreements	$1,658,902	100.0%	$1,543,677	100.0%	$1,336,104	100.0%

Loans. Gross increased by $55.7 to $1.4 billion as of March 31, 2006, from $1.3 billion as of December 31, 2005. The increase in loans is primarily due to growth in our real estate construction and mortgage portfolios. The growth has been evenly distributed between Colorado and Arizona each accounting for 56% and 44% of the growth since December 31, 2005.

Goodwill. Goodwill increased by $0.5 million to $39.0 million at March 31, 2006, from $38.5 million at December 31, 2005. The increase was due to additional purchase price consideration owed to the former owners of Alexander Capital Management Group, Inc. under the terms of an earn-out agreement for the twelve months ending March 31, 2006.

Accrued Interest Receivable. Accrued interest receivable increased $0.7 million to $8.0 million at March 31, 2006, from $7.3 million at December 31, 2005. The increase was primarily related to accrued interest included with securities purchased at the end of the first quarter of 2006 and an increase in accrued interest on securities with semi-annual payments.

Deferred Income Taxes. Deferred income taxes increased $1.4 million to $9.8 million at March 31, 2006, from $8.4 million at December 31, 2005. The increase was primarily related to the $0.7 million tax effect of the unrealized loss on available-for-sale investments and derivative instruments recognized during 2006.

Other Assets. Other Assets increased $1.5 million to $11.0 million at March 31, 2006, from $9.5 million at December 31, 2005. The increase was primarily from the consolidation of a small investment partnership due to the adoption of EITF 04-05.

Deposits. Deposits increased by $93.4 million to $1.4 billion as of March 31, 2006, from $1.3 billion as of December 31, 2005. The increase in deposits was primarily due to increases in our NOW and money market and non-interest bearing demand deposits, as well as the initiation and utilization of brokered CDs as an additional wholesale funding source. The Colorado market accounted 85% of the growth in deposits from December 31, 2005. As of March 31, 2006, the Company had brokered CDs of $37.3 million, compared to zero at December 31, 2005. The brokered CDs offer an additional option for obtaining funds at prices that are competitive with traditional sources such as FHLB advances and do not have collateral requirements.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase were $238.5 million at March 31, 2006, and $216.7 million at December 31, 2005. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of March 31, 2006 and December 31, 2005, all of our repurchase agreements were transacted on behalf of our customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other Short-Term Borrowings. Other short term borrowings decreased $31.1 million to $133.9 million at March 31, 2006, from $165.0 million at December 31, 2005. Other short term borrowings consist of fed funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), and short term borrowings from the U.S. Treasury. Other short term borrowings and street repurchase agreements are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.

Accrued Interest and Other Liabilities. Accrued interest and other liabilities increased $2.7 million to $18.4 million at March 31, 2006, from $15.7 million at December 31, 2005. The increase was primarily driven by a $3.2 million increase in taxes payable, a $1.6 million increase in a minority interest due to the consolidation of a small investment partnership, a $0.6 million increase in the allowance for off-balance sheet positions and a $0.5 million increase in the negative mark on our derivative portfolio. These increases were offset by a $3.4 million decrease in accrued bonuses that were paid in the first quarter of 2006.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
			Increase/(decrease)
	2006	2005	Amount	%

Interest Income	$30,722	$23,071	$7,651	33.2%
Interest Expense	11,863	6,274	5,589	89.1%
NET INTEREST INCOME BEFORE PROVISION FOR
LOAN AND CREDIT LOSSES	18,859	16,797	2,062	12.3%
Provision for loan and credit losses	400	435	(35)	-8.0%
NET INTEREST INCOME AFTER PROVISION FOR
LOAN AND CREDIT LOSSES	18,459	16,362	2,097	12.8%
Noninterest Income	6,340	6,693	(353)	-5.3%
Noninterest Expense	16,606	15,417	1,189	7.7%

INCOME BEFORE INCOME TAXES	8,193	7,638	555	7.3%
Provision for income taxes	2,913	2,812	101	3.6%
NET INCOME	$5,280	$4,826	$454	9.4%

Annualized return on average assets for the three months ended March 31, 2006 was 1.09% compared to 1.12% for the same period in 2005. Annualized return on average common shareholders’ equity for the three months ended March 31, 2006 was 15.42%, compared to 15.79% for the same period in 2005. Although our net income has grown for the three months ended March 31, 2006, compared to the same period in 2005, the return on average common shareholders’ equity has decreased as equity has grown at a higher rate than our net income. The growth in equity is impacted not only by our net income, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available-for-sale investments and cash flow hedges.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin. We currently maintain a slightly asset-sensitive balance sheet and our net interest margin may be positively impacted if interest rates increase. Conversely, a decrease in interest rates may negatively impact our net interest margin. However, rising short-term rates and the flattening of the yield curve has compressed interest rate spreads and dampened expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited. The average federal funds rate increased 200 basis points for the first quarter of 2006 over the first quarter of 2005, significantly increasing our wholesale funding costs. Conversely, nominal increases for the same period on the yields of five and ten year treasury securities has negatively impacted our growth in interest income from our investment portfolio and fixed rate loan portfolio. Additionally, there have been a number of new bank entrants and an expansion of existing bank franchises within the Colorado and Arizona markets. This has increased competition in both loan and deposit pricing, which has also placed downward pressure on our net interest margin.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
		2006			2005
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)

Assets
Federal funds sold and other	$5,951	$81	5.44%	$4,817	$75	6.23%
Investment securities (2)	459,843	4,973	4.33%	494,188	4,538	3.67%
Loans (2), (3)	1,366,088	25,792	7.55%	1,132,740	18,569	6.56%
Allowance for loan losses	(17,221)	0	0.00%	(14,856)	0	0.00%
Total interest earning assets	1,814,661	$30,846	6.80%	1,616,889	$23,182	5.73%
Noninterest-earning assets
Cash and due from banks	47,096			36,819
Other	99,526			89,579
TOTAL ASSETS	$1,961,283			$1,743,287

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$495,906	$2,930	2.40%	$446,512	$1,219	1.11%
Savings deposits	8,538	14	0.67%	11,602	9	0.31%
Certificates of deposits Under $100,000	80,157	712	3.60%	76,095	461	2.46%
$100,000 and over	303,337	2,867	3.83%	249,645	1,460	2.37%
Total interest-bearing deposits	887,938	6,523	2.98%	783,854	3,149	1.63%
Other Borrowings
Securities sold under agreements to repurchase and other short-term borrowings	325,466	2,958	3.64%	295,483	1,475	2.00%
FHLB advances	101,949	1,141	4.48%	92,453	612	2.65%
Junior subordinated debentures	72,166	1,241	6.88%	71,635	1,038	5.80%
Total interest-bearing liabilities	$1,387,519	$11,863	3.45%	$1,243,425	$6,274	2.02%
Noninterest-bearing demand accounts	421,396			364,146
Total deposits and interest-bearing liabilities	1,808,915			1,607,571
Other noninterest-bearing liabilities	13,478			11,802
Total liabilities and preferred securities	1,822,393			1,619,373
Shareholders’ equity	138,890			123,914
Total liabilities and shareholders’ equity	$1,961,283			$1,743,287
Net interest income		$18,983			$16,908

Net interest spread			3.35%			3.72%

Net interest margin			4.24%			4.24%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.78%			130.04%

(1)	Average yield or cost for the three months ended March 31, 2006 and 2005 has been annualized and is not necessarily indicative of results for the entire year.
(2)	Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.
(3)	Loan fees included in interest income are not material. Nonaccrual loans and leases are included in average loans and leases outstanding.

The increase in interest income on a tax-equivalent basis for the three months ended March 31, 2006 was primarily driven by an increase in the average volume of our interest earning assets. The volume of our interest earning assets increased due to the growth in our average loan portfolio of $233.3 million from March 31, 2005 to March 31, 2006. To a lesser extent, the yield on interest-earning assets also contributed to the increase, as the average yield increased 107 basis points for the three months ended March 31, 2006. Since March 31, 2005, the prime rate has increased from 5.75% to 7.75%, which has positively impacted net interest income as a large portion of our loan portfolio adjusts simultaneously with movements in the prime rate.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities. The rates on our deposit portfolio and wholesale funding sources are significantly impacted by changes in short-term rates, in addition to other economic factors. Since the first quarter of 2005 short-term LIBOR and the federal funds rates have increased approximately 200 basis points, which have increased the funding costs of our deposit and wholesale borrowing portfolios.

Our net interest income is driven almost exclusively by our core banking franchise. Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio and other funding sources. We expect to continue augmenting the organic growth from our existing banks with the addition of new de novo banks in Arizona and Colorado as qualified bank presidents are identified.

Noninterest Income. The following table presents noninterest income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended March 31,
			Increase/(decrease)
	2006	2005	Amount	%
NONINTEREST INCOME
Deposit service charges	$708	$720	$(12)	(2)%
Other loan fees	172	139	33	24%
Trust and advisory income	982	1,003	(21)	(2)%
Insurance income	2,797	2,849	(52)	(2)%
Investment banking income	1,147	1,578	(431)	(27)%
Other income	534	404	130	32%
Total noninterest income	$6,340	$6,693	$(353)	(5)%

Noninterest income includes revenues earned from sources other than interest income. These sources include:  service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from investment advisory and trust services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, increases in the cash surrender value of bank-owned life insurance, and net gains on sales of investment securities and other assets.

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis. Total services billed on analysis have increased 31% for the three months ended March 31, 2006, compared to the same period in 2005. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest bearing deposits. Although the average balance of deposits tied to our treasury management services has increased 10% in 2006 compared to 2005, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased due to an increase in the U.S. Treasury rates which is used as a benchmark for the earnings credit rate. The increase in the earnings credit rate has slightly decreased our treasury management fees. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

Trust and Advisory Income. Trust and advisory income decreased slightly due to a decrease in fees earned from trust services on non-discretionary assets under management. As of March 31, 2006, ACMG and PAM had a combined $583.0 million in discretionary assets under management, a 11% increase over March 31, 2005, and $145.7 million in non-discretionary assets under management, a 4% increase over March 31, 2005.

Insurance Income. Insurance income is derived from three main areas, wealth transfer, benefits consulting and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Revenue from benefits consulting and property and casualty is a more recurring revenue source. For the three months ended March 31, 2006, insurance income was relatively stable, when compared to the three months ended March 31, 2005. The Company expanded the number of producers in all areas of its insurance operations during the latter part of 2005 and expects the segment to show continued growth, particularly in the benefits consulting and property and casualty areas.

For the three months ended on March 31, 2006 and 2005, revenue earned from the Insurance segment is comprised of the following:

	Three months ended March 31,
	2006	2005

Wealth transfer and executive compensation	50.20%	52.68%
Benefits consulting	25.12%	24.74%
Property and casualty	21.98%	20.90%
Fee income	2.70%	1.68%
	100.00%	100.00%

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. The decrease in revenue for the first three months of 2006 compared to 2005 was due to a higher level of activity in the first three months of 2005 versus 2006.

Other Income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income. The increase in other income for the quarter ending March 31, 2006 compared to 2005 was primarily due to an increase in earnings from equity investments and the cash surrender value of BOLI.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was

25% for the first three months of 2006, compared to 28% for the same period in 2005. The decrease in the ratio of noninterest income to operating revenues is due to the aforementioned decrease in investment banking revenue and growth in our net interest income.

Noninterest Expense. The following table presents noninterest expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
			Increase/(decrease)
	2006	2005	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$11,157	$10,078	$1,079	11%
Occupancy expenses, premises and equipment	2,712	2,627	85	3%
Amortization of intangibles	120	141	(21)	(15)%
Other operating expenses	2,615	2,454	161	7%
Loss on sale of other assets and security write-down	2	117	(115)	(98)%
Total noninterest expenses	$16,606	$15,417	$1,189	8%

Salaries and Employee Benefits. Salaries and employee benefits for the three months ended March 31, 2006 has increased primarily due to the growth of our full time equivalent employee base. As of March 31, 2006, the Company employed 460 full time equivalent employees compared to 418 at March 31, 2005. The growth in full time equivalent employees is due to the expansion of our de novo banks, organic growth of existing operations and an investment in the future growth of our Insurance operations by adding to their headcount. The annual cost of living and performance raises awarded to employees effective January 1, 2006, which averaged 4.58%, has also contributed to the increase. Also included in salaries and employee benefits is $0.3 million related to stock-based compensation due to the adoption of SFAS 123(R) in the first quarter of 2006. Under the prior accounting rules in place during the first quarter of 2005, the Company did not recognize any expense related to stock-based compensation.

Occupancy Costs. Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for the quarter ending March 31, 2006 have remained relatively stable when compared to the same period in 2005, as the majority of our de novo locations were in place as of March 31, 2005.

Other Operating Expenses. Other operating expenses consist primarily of business production expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier) and regulatory assessments. For the three months ended March 31, 2006, other operating expenses have slightly increased over the same period in 2005 primarily due to business production expenses and charitable donations.

Loss on Sale of Other Assets and Security Write-Down. The loss on sale of other assets and security write-down in 2005 is related to an other-than-temporary, non-cash, impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock. The Company recorded the write-down as the fair value had been below cost for an extended period and a recovery in fair value was not assured within a reasonably short period of time.

Provision and Allowance for Loan Losses and Off-Balance Sheet Positions

The provision for loan losses and off balance sheet positions was $0.4 million for the three months ended March 31, 2006, compared to $0.4 million for the same period in 2005. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased. As of March 31, 2006, the allowance for loan losses and off balance sheet positions amounted to 1.25% of total loans and leases, compared to 1.32% at March 31, 2005.

For the first quarter of 2006, the Company had net recoveries of $20,000 compared with net charge-offs of $117,000 for the first quarter of 2005. The Company’s percentage of non-performing assets to total assets also improved during the first quarter of 2006 to 4 basis points from 6 basis points for the first quarter of 2005.

The allowance for loan losses positions represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

The allowance for off-balance sheet positions represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the balance sheet, the allowance for off-balance sheet positions is recorded in Accrued Interest and Other Liabilities in the accompanying balance sheet. Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan losses and off-balance sheet positions is presented in the following table.

	Three months ended March 31, 2006	Year ended December 31, 2005	Three months ended March 31, 2005
	(in thousands)
Allowance for loan losses at beginning of period	$16,906	$14,674	$14,674
Charge-offs:
Commercial	(22)	(363)	(3)
Real estate — mortgage	—	(246)	(238)
Consumer	(8)	(99)	(8)
Total charge-offs	(30)	(708)	(249)
Recoveries:
Commercial	50	104	12
Real estate — mortgage	—	277	35
Consumer	—	94	85
Total recoveries	50	475	132
Net charge-offs	20	(233)	(117)
Provisions for loan losses charged to operations	(205)	2,465	435
Allowance for loan losses at end of period	$16,721	$16,906	$14,992

Allowance for off-balance sheet positions at beginning of period	$—	$—	$—
Provisions for credit losses
charged to operations	605	—	—
Allowance for off-balance sheet positions at end of period	$605	$—	$—

Total provision for loan and credit losses	$400	$2,465	$435
Ratio of net charge-offs to average loans (1)	0.01%	(0.02)%	(0.04)%
Average loans outstanding during the period	$1,366,088	$1,209,377	$1,132,740

(1)    The ratios for the three months ended March 31, 2006 and 2005 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and leases, restructured loans and leases, past due loans and leases, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
	2006	2005	2005
	(dollars in thousands)
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$5	$—	$—
Nonaccrual loans	895	907	931
Total nonperforming loans	900	907	931
Repossessed assets	—	—	37
Total nonperforming assets	$900	$907	$968
Allowance for loan losses	$16,721	$16,906	$14,992

Ratio of nonperforming assets to total assets	0.04%	0.05%	0.06%
Ratio of nonperforming loans to total loans	0.06%	0.07%	0.08%
Ratio of allowance for loan and credit losses to	1.25%	1.27%	1.32%
Ratio of allowance for loan and credit losses to nonperforming loans	1925.00%	1863.95%	1610.31%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of March 31, 2006:

	Within one year	After one but within three years	After three but within five years	After five years	Total
Federal funds purchased	$4,400	$—	$—	$—	$4,400
FHLB overnight funds purchased	75,500	—	—	—	75,500
Repurchase agreements	238,547	—	—	—	238,547
FHLB advances	54,000	—	—	—	54,000
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,476	8,762	7,560	4,657	25,455
Total contractual obligations	$376,923	$8,762	$7,560	$76,823	$470,068

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model. We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur. Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition. The Company has committed to make additional earn-out payments to the former shareholders of ACMG and FDL based on earnings performance. As of March 31, 2006, the Company had accrued $515,000 related to the earn-out payment for the former shareholders of ACMG.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2006, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$389,749	$282,278	$25,013	$7,622	$704,662
Standby letters of credit	16,752	1,317	5	—	18,074
Commercial letters of credit	17,668	338	4,367	—	22,373
Unfunded commitments for unconsolidated investments	6,763	—	—	—	6,763
Company guarantees	4,257	—	—	—	4,257

Total commitments	$435,189	$283,933	$29,385	$7,622	$756,129

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Because the interest-rate swaps recorded on the balance sheet at March 31, 2006 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At March 31, 2006, shareholders’ equity totaled $140.9 million, a $4.3 million increase from December 31, 2005. The increase in shareholders’ equity is primarily due to net income of $5.3 million, $1.0 million from the issuance of common stock from option exercises and $0.3 million related to the impact of SFAS 123(R) and the recognition of stock-based compensation.

These transactions were offset by $1.1 million in dividends paid on our common stock and a $1.2 million decrease in the tax-effected fair value of available-for-sale securities and derivative instruments.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses. As of March 31, 2006, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company also monitors the availability, costs and benefits of various sources of additional capital, including both the public and private markets, and believes that additional capital would be available if needed to support its continued growth.

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, brokered certificates of deposit and borrowings from the FHLB. The Bank has approved federal funds purchase lines with seven other banks with an aggregate credit line of $162.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $20.0 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2006, we had $143.7 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase. During the second quarter of 2005, we began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

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

Net cash provided by operating activities totaled $5.0 million and $4.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily due to an increase in cash received from net interest income, offset by higher operating expenses. Our average interest earning-assets increased by $197.8 million from March 31, 2005 to March 31, 2006, while our interest-bearing liabilities only increased by $144.1 million. In addition, we were able to maintain a constant net interest margin of 4.24% for the three months ended March 31, 2006 and March 31, 2005, respectively. The net increase in our interest earning-assets helped drive our cash receipts from net interest income.

Net cash used in investing activities totaled $84.5 million and $38.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily related to a $30.8 million increase in loan originations and a $24.7 million increase in cash used in net investment transactions. These were offset by an $8.0 million net decrease in purchases of BOLI and a $1.1 million decrease in cash paid in earn-out agreements. The Company continues to target an asset mix whereby investments comprise approximately 25% of total assets, which may change based on the Company’s collateral needs.

Net cash provided by financing activities totaled $84.2 million and $42.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in net cash provided by financing activities is primarily attributed to a $51.9 million increase in deposits, which includes $37.3 million in brokered certificates of deposit. The Company utilizes brokered certificates of deposits as an additional wholesale funding source. These items were offset by a $11.0 million decrease in net short-term wholesale funding, excluding brokered certificates of deposit (federal funds purchased, securities sold under agreements to repurchase and advances from the FHLB). Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations. During short term periods the Company utilizes FHLB advances or fed funds purchased to meet certain funding requirements. Funds from these two sources may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

Forward Looking Statements

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements speak only as of the date they are made. Such risks and uncertainties include such issues and uncertainties set forth in this quarterly report and in other reports or documents we file with the SEC and include, among other things:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

COBIZ INC.

Date:	May 10, 2006	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	May 10, 2006	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer