Form 10-Q
period 2006-06-30
COBIZ INC
filed 2006-08-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitions period from to

Commission File Number  001-15955

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

There were 22,627,835 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 2, 2006.

Item 1. Financial Statements

CoBiz Inc

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(unaudited)

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$59,350	$50,701
Investments:
Investment securities available for sale (cost of $484,391 and $459,952, respectively)	473,537	453,296
Investment securities held to maturity (fair value of $789 and $902, respectively)	795	893
Other investments	15,285	11,961
Total investments	489,617	466,150
Loans, net	1,438,017	1,315,762
Goodwill	38,961	38,446
Intangible assets	2,819	3,058
Bank owned life insurance	25,042	24,578
Premises and equipment, net	8,771	9,219
Accrued interest receivable	8,094	7,261
Deferred income taxes	10,906	8,391
Other	13,586	9,490
TOTAL ASSETS	$2,095,163	$1,933,056

Liabilities
Deposits
Demand	$425,080	$436,091
NOW and money market	513,965	502,283
Savings	7,985	8,461
Certificates of deposit	461,824	380,117
Total deposits	1,408,854	1,326,952
Securities sold under agreements to repurchase	236,130	216,726
Other short-term borrowings	215,000	165,000
Accrued interest and other liabilities	17,864	15,668
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	$1,950,014	$1,796,512
Shareholders’ Equity:
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding
Common, $.01 par value; 50,000,000 shares authorized; 22,555,706 and 22,309,136 issued and outstanding, respectively	225	223
Additional paid-in capital	72,238	69,560
Retained earnings	81,478	72,636
Accumulated other comprehensive loss net of income tax of $(5,389) and $(3,599), respectively	(8,792)	(5,875)
Total shareholders’ equity	$145,149	$136,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,095,163	$1,933,056

See Notes to Consolidated Financial Statements

CoBiz Inc

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$27,734	$20,136	$53,436	$38,627
Interest and dividends on investment securities:
Taxable securities	5,144	4,264	9,859	8,606
Nontaxable securities	58	60	117	112
Dividends on securities	186	118	351	228
Federal funds sold and other	96	44	177	119
Total interest income	33,218	24,622	63,940	47,692
INTEREST EXPENSE:
Interest on deposits	8,094	4,108	14,617	7,258
Interest on short-term borrowings and FHLB advances	4,219	2,171	8,318	4,257
Interest on junior subordinated debentures	1,343	1,185	2,584	2,223
Total interest expense	13,656	7,464	25,519	13,738
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND CREDIT LOSSES	19,562	17,158	38,421	33,954
Provision for loan and credit losses	687	660	1,087	1,095
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND CREDIT LOSSES	18,875	16,498	37,334	32,859
NONINTEREST INCOME:
Service charges	717	752	1,425	1,472
Trust and advisory fees	1,042	966	2,024	1,969
Insurance income	2,766	2,483	5,563	5,332
Investment banking income	1,908	391	3,055	1,969
Other income	786	749	1,492	1,292
Total noninterest income	7,219	5,341	13,559	12,034
NONINTEREST EXPENSE:
Salaries and employee benefits	11,207	9,268	22,364	19,346
Occupancy expenses, premises and equipment	2,844	2,740	5,556	5,367
Amortization of intangibles	119	138	239	279
Other	2,619	2,743	5,234	5,196
Loss on sale of other assets and securities	23	9	25	126
Total noninterest expense	16,812	14,898	33,418	30,314
INCOME BEFORE INCOME TAXES	9,282	6,941	17,475	14,579
Provision for income taxes	3,476	2,536	6,389	5,347
NET INCOME	$5,806	$4,405	$11,086	$9,232

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	(1,750)	1,761	(2,918)	(1,649)
COMPREHENSIVE INCOME	$4,056	$6,166	$8,168	$7,583

EARNINGS PER SHARE:
Basic	$0.26	$0.20	$0.49	$0.42
Diluted	$0.25	$0.19	$0.48	$0.40
DIVIDENDS PER SHARE	$0.050	$0.045	$0.100	$0.095

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(unaudited)

	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,086	$9,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	2,014
Write-down of impaired investment security	—	108
Provision for loan and credit losses	1,087	1,095
Federal Home Loan Bank stock dividend	(260)	(142)
Deferred income taxes	(727)	(478)
Increase in cash surrender value of bank owned life insurance	(464)	(445)
Stock-based compensation	544	—
Other	351	140
Changes in operating assets and liabilities
Accrued interest receivable	(832)	(383)
Other assets	(683)	83
Accrued interest and other liabilities	(494)	6,654
Net cash provided by operating activities	10,852	17,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(4,762)	(975)
Purchase of investment securities available for sale	(81,960)	(70,374)
Maturities of investment securities held to maturity	97	198
Maturities of investment securities available for sale	56,737	74,182
Cash paid for earn-outs	(206)	(2,033)
Purchase of bank owned life insurance	—	(8,020)
Loan originations and repayments, net	(121,802)	(81,580)
Purchase of premises and equipment	(1,348)	(1,857)
Other	49	41
Net cash used in investing activities	(153,195)	(90,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	195	53,333
Net increase in certificates of deposits	81,707	69,063
Net decrease in federal funds purchased	(10,000)	(64,449)
Net increase (decrease) in securities sold under agreements to repurchase	19,405	(14,360)
Advances from the Federal Home Loan Bank	2,725,570	1,301,250
Repayments of advances from the Federal Home Loan Bank	(2,665,570)	(1,246,250)
Redemption of junior subordinated debentures	—	(20,000)
Proceeds from exercise of stock options	1,735	872
Dividends paid on common stock	(2,243)	(1,989)
Other	193	(75)
Net cash provided by financing activities	150,992	77,395

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,649	4,855
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,701	32,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,350	$37,200

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

The Bank is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail, as well as seven Arizona locations, all of which are in the Phoenix metropolitan area. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain reclassifications have been made to prior balances to conform to the current year presentation.

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

The earn-out payment for the 12 months ended March 31, 2004 was equal to a multiple of ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”). The earn-out payments for 2005 and 2006 were equal to a multiple of the excess of each year’s ACMG EBITDA over the ACMG EBITDA for the previous year. During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000. During 2005 the Company paid $2,243,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz stock valued at $1,345,000. For the earn-out period ending March 31, 2006, the Company paid $515,000 based on ACMG EBITDA of $715,000. The payment consisted of $206,000 in cash and 15,576 shares of CoBiz stock valued at $309,000

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units pursuant to the Operating Agreement of ACMG, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated statements of condition as a component of “Accrued interest and other liabilities” and is included in “Other” noninterest expense in the consolidated statements of income and comprehensive income. Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the Profits Interest Units entitle the holders to share in the earnings of ACMG for as long as they are held. Pursuant to the terms of a Unitholders Agreement executed by all former shareholders of Alexander Capital Management Group, Inc., under certain circumstances, the Company has the ability to call the Profits Interest Units at a price based on a multiple of the trailing 12 months ACMG EBITDA. Likewise, the holders of the Profits Interest Units have, under certain circumstances, the ability to put the Profits Interest Units to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

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

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period. Management estimates that total cumulative earn-out payments for 2006 and 2007 may range from $419,000 to $583,000.

3.                                      Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123, “Accounting for Stock Based Compensation.”  Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value method for its stock-

based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities. The adoption of SFAS 123(R) had the following impact on our consolidated financial statements for the six months ending June 30, 2006:

(dollars in thousands, except per share amounts)	Increase/(Decrease)
Income before income taxes	$(544)
Net income	(455)
Earnings per share - basic	(0.02)
Earnings per share - diluted	(0.02)
Cash provided by operating activities	(193)
Cash provided by financing activities	193

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

On January 1, 2006 the Company adopted EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of

EITF 04-05 became effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on our consolidated financial statements.

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic earnings per share	22,517,917	22,162,071	22,448,136	22,093,653

Effect of dilutive securities	797,481	862,801	814,649	980,915

Weighted average shares outstanding - diluted earnings per share	23,315,398	23,024,872	23,262,785	23,074,568

For the three and six months ended June 30, 2006, 444,472 and 388,999 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive. For the three and six months ended June 30, 2005, 151,570 and 84,267 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Comprehensive Income, reclassification adjustments
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Other comprehensive (loss) income, before tax:
Unrealized (loss) gain on available for sale securities arising during the period	$(2,776)	$1,948	$(4,199)	$(1,865)

Unrealized gain on derivative securities, net of reclassification of (expense) income to operations of $(548) and $159, for the three months ended June 30 and $(925) and $421 for the six months ended June 30.	(48)	892	(508)	(899)

Reclassification adjustment for realized gains arising during the period	1	—	1	106

Tax benefit (expense) related to items of other comprehensive income	1,073	(1,079)	1,788	1,009

Other comprehensive (loss) income, net of tax	$(1,750)	$1,761	$(2,918)	$(1,649)

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of June 30, 2006, is noted below. The increase in goodwill is primarily related to the ACMG 2006 earn-out which was paid out in the second quarter of 2006.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	June 30,	June 30,
	2005	adjustments	2006	2006
	(dollars in thousands)

Colorado Business Bank	$13,035	$155	$13,190	$1,443,764
Arizona Business Bank	1,704	26	1,730	611,985
Investment banking services	5,279	—	5,279	8,010
Investment advisory and trust	3,883	334	4,217	5,919
Insurance	14,545	—	14,545	21,441
Corporate support and other	—	—	—	4,044

Total	$38,446	$515	$38,961	$2,095,163

As of December 31, 2005, and June 30, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
	and relationships	agreements	Total
	(dollars in thousands)

December 31, 2005	$3,014	$44	$3,058
Amortization	231	8	239

June 30, 2006	$2,783	$36	$2,819

The Company recorded amortization expense of $239,000 during the six months ended June 30, 2006, compared to $279,000 in the same period of 2005. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

2007	$472
2008	413
2009	364
2010	363
2011	360

Total	$1,972

7.                                      Derivatives

A summary of the outstanding derivatives at June 30, 2006 is as follows:

	June 30,
	2006		2005
		Estimated		Estimated
	Notional	fair value	Notional	fair value
	(dollars in thousands)
Asset/liability management hedges:
Cash flow hedge - interest rate swap	$145,000	$(3,327)	$150,000	$(1,134)

Customer accomodation derivatives:
Interest rate swap	$1,771	$94	$1,087	$9
Reverse interest rate swap	1,771	(94)	1,087	(9)

8.                                      Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at June 30, 2006 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619,000	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928,000	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619,000	September 30, 2035	September 30, 2010

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

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant as of June 30, 2006 totaled 2,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant as of June 30, 2006 totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of June 30, 2006 totaled 42,544.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of June 30, 2006 totaled 727,982.

During the first half of 2006, the Company recognized compensation expense, net of estimated forfeitures, of $544,000 for stock-based compensation awards for which the requisite service was rendered in the first half of 2006.

The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards each period:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income, as reported	$5,806	$4,405	$11,086	$9,232
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	209	—	455	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(209)	(290)	(455)	(482)
Pro forma net income	$5,806	$4,115	$11,086	$8,750
Earnings per share:
As reported - basic	$0.26	$0.20	$0.49	$0.42
As reported - diluted	$0.25	$0.19	$0.48	$0.40
Pro forma - basic	$0.26	$0.19	$0.49	$0.40
Pro forma - diluted	$0.25	$0.18	$0.48	$0.38

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the “Model”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options vesting schedule and the Company’s historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate at the time of grant as a percentage of the Company stock price at the time of grant. The following weighted average assumptions were used for grants issued in the three and six months ending June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.97%	3.62%	4.93%	3.73%
Expected life	3.5 years	3.7 years	3.5 years	4.0 years
Weighted-average volatility	31.08%	24.87%	31.02%	25.60%
Expected dividend yield	1.01%	1.01%	1.01%	0.98%

The range of risk-free interest rates used in the model during the three months ending June 30, 2006 was 4.80% to 5.03%. The range of expected volatility used in the model was 29.12% to 33.45%. The range of expected dividend yields used in the model was 0.96% to 1.09%. The range of risk-free interest rates used in the model during the six months ending June 30, 2006 was 4.49% to 5.03%. The range of expected volatility used in the model was 29.12% to 33.88%. The range of expected dividend yields used in the model was 0.96% to 1.09%.

The range of risk-free interest rates used in the model during the three months ending June 30, 2005 was 3.31% to 3.95%. The range of expected volatility used in the model was 23.23% to 28.08%. The range of expected dividend yields used in the model was 1.00% to 1.04%.

The range of risk-free interest rates used in the model during the six months ending June 30, 2005 was 3.31% to 4.33%. The range of expected volatility used in the model was 23.23% to 28.08%. The range of expected dividend yields used in the model was 0.87% to 1.04%.

The summary of changes in shares under option for the six months ended June 30, 2006 is as follows:

		Weighted
		average
		exercise
	Shares	price

Outstanding, beginning of year	2,203,184	$10.54
Granted	289,601	21.25
Exercised	(211,283)	6.41
Forfeited	(37,696)	16.54

Outstanding, end of period	2,243,806	$12.21

Options exercisable, end of period	1,580,084	$9.64

The weighted average remaining terms for options outstanding and options exercisable at the end of the period was 5.5 and 5.0 years, respectively. The aggregate intrinsic value for options outstanding and options exercisable at the end of the period was $23,135,000 and $20,353,000, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $4.78. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $2,809,000.

As of June 30, 2006, there was $2,424,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (dollars in thousands):

	For the three months ended June 30, 2006
	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	banking	advisory		support and
	Bank	Bank	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$24,417	$8,749	$7	$6	$2	$37	$33,218
Total interest expense	10,418	1,897	—	—	—	1,341	13,656
Net interest income	13,999	6,852	7	6	2	(1,304)	19,562
Provision for loan and credit losses	722	(35)	—	—	—	—	687
Net interest income after provision for loan and credit losses	13,277	6,887	7	6	2	(1,304)	18,875
Noninterest income	1,135	361	1,908	1,042	2,766	7	7,219
Noninterest expense	2,594	2,210	1,324	925	2,634	7,125	16,812
Income before income taxes	11,818	5,038	591	123	134	(8,422)	9,282
Provision for income taxes	4,454	1,908	235	53	67	(3,241)	3,476
Net income before management fees and overhead allocations	$7,364	$3,130	$356	$70	$67	$(5,181)	$5,806
Management fees and overhead allocations, net of tax	2,781	1,029	39	45	81	(3,975)	—
Net income	$4,583	$2,101	$317	$25	$(14)	$(1,206)	$5,806

	For the six months ended June 30, 2006
Income Statement
Total interest income	$46,824	$17,007	$15	$11	$8	$75	$63,940
Total interest expense	19,312	3,630	—	—	—	2,577	25,519
Net interest income	27,512	13,377	15	11	8	(2,502)	38,421
Provision for loan and credit losses	975	148	—	—	—	(36)	1,087
Net interest income after provision for loan and credit losses	26,537	13,229	15	11	8	(2,466)	37,334
Noninterest income	2,125	720	3,055	2,024	5,563	72	13,559
Noninterest expense	5,515	4,573	2,187	1,747	5,180	14,216	33,418
Income before income taxes	23,147	9,376	883	288	391	(16,610)	17,475
Provision for income taxes	8,532	3,505	346	117	169	(6,280)	6,389
Net income before management fees and overhead allocations	$14,615	$5,871	$537	$171	$222	$(10,330)	$11,086
Management fees and overhead
allocations, net of tax	5,677	2,095	81	93	165	(8,111)	—
Net income	$8,938	$3,776	$456	$78	$57	$(2,219)	$11,086

	At June 30, 2006
Balance Sheet
Total assets	$1,443,764	$611,985	$8,010	$5,919	$21,441	$4,044	$2,095,163
Total gross loans	954,389	500,879	—	—	—	17	1,455,285
Total deposits and customer repurchase agreements	1,332,349	311,744	—	891	—	—	1,644,984

	For the three months ended June 30, 2005
	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	banking	advisory		support and
	Bank	Bank	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$18,502	$6,075	$4	$4	$1	$36	$24,622
Total interest expense	5,193	1,114	—	—	—	1,157	7,464
Net interest income	13,309	4,961	4	4	1	(1,121)	17,158
Provision for loan losses	350	340	—	—	—	(30)	660
Net interest income after provision for loan losses	12,959	4,621	4	4	1	(1,091)	16,498
Noninterest income	1,163	336	391	966	2,483	2	5,341
Noninterest expense	3,298	2,251	598	865	2,335	5,551	14,898
Income before income taxes	10,824	2,706	(203)	105	149	(6,640)	6,941
Provision for income taxes	4,033	1,000	(76)	43	65	(2,529)	2,536
Net income before management fees and overhead allocations	$6,791	$1,706	$(127)	$62	$84	$(4,111)	$4,405
Management fees and overhead
allocations, net of tax	2,246	670	31	36	60	(3,043)	—
Net income	$4,545	$1,036	$(158)	$26	$24	$(1,068)	$4,405

	For the six months ended June 30, 2005
Income Statement
Total interest income	$36,251	$11,323	$10	$7	$19	$82	$47,692
Total interest expense	9,499	2,073	—	—	—	2,166	13,738
Net interest income	26,752	9,250	10	7	19	(2,084)	33,954
Provision for loan losses	690	535	—	—	—	(130)	1,095
Net interest income after provision for loan losses	26,062	8,715	10	7	19	(1,954)	32,859
Noninterest income	2,161	600	1,969	1,969	5,332	3	12,034
Noninterest expense	6,756	4,600	1,594	1,716	4,520	11,128	30,314
Income before income taxes	21,467	4,715	385	260	831	(13,079)	14,579
Provision for income taxes	7,906	1,735	150	104	329	(4,877)	5,347
Net income before management fees and overhead allocations	$13,561	$2,980	$235	$156	$502	$(8,202)	$9,232
Management fees and overhead
allocations, net of tax	4,395	1,327	65	76	124	(5,987)	—
Net income	$9,166	$1,653	$170	$80	$378	$(2,215)	$9,232

	At June 30, 2005
Balance Sheet
Total assets	$1,288,946	$468,495	$6,493	$4,956	$20,236	$2,264	$1,791,390
Total gross loans	833,299	363,336	—	—	—	119	1,196,754
Total deposits and customer repurchase agreements	1,126,584	271,673	—	581	—	—	1,398,838

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

•                  Net income for the three and six months ended June 30, 2006 were $5.8 million and $11.1 million respectively, compared to $4.4 million and $9.2 million for the same periods in 2005.

•                  Diluted earnings per share for the three and six months ended June 30, 2006 was $0.25 and $0.48, compared to $0.19 and $0.40 for the same periods in 2005.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2006 increased to $19.7 million and $38.7 million respectively, compared to $17.3 million and $34.2 million for the same periods in 2005.

•                  The net interest margin on a tax-equivalent basis was 4.20% and 4.22% for the three and six months ended June 30, 2006, respectively, compared to 4.22% and 4.23% for the same periods in 2005.

•                  Gross loans increased 9.2% from December 31, 2005, or 18.6% on an annualized basis.

•                  Asset quality remained strong at the end of the second quarter, with non-performing assets as a percentage of total assets at 0.04%, unchanged from the prior year’s second quarter.

•                  Investment Banking Services revenue increased 388% and 55% for the three and six months ended June 30, 2006 respectively, compared to the same periods in 2005.

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

Financial Condition

Total assets increased by $162.1 million to $2.1 billion as of June 30, 2006, from $1.93 billion as of December 31, 2005. The increase in total assets is primarily due to growth in net loans which were largely funded by the Company’s wholesale borrowing sources.

The following table sets forth the balance of loans and deposits as of June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005		June 30, 2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$423,620	29.5%	$421,497	32.0%	$402,444	34.1%
Real Estate - mortgage	718,099	49.9%	682,503	51.9%	583,690	49.4%
Real Estate - construction	236,952	16.5%	150,680	11.5%	132,845	11.2%
Consumer	62,869	4.4%	65,932	5.0%	64,559	5.5%
Other	13,745	1.0%	12,056	0.9%	13,216	1.1%
Gross loans	1,455,285	101.2%	1,332,668	101.3%	1,196,754	101.3%
Less allowance for loan losses	(17,268)	(1.2)%	(16,906)	(1.3)%	(15,608)	(1.3)%
Net loans	$1,438,017	100.0%	$1,315,762	100.0%	$1,181,146	100.0%

	June 30, 2006		December 31, 2005		June 30, 2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$513,965	31.2%	$502,283	32.5%	$458,261	32.8%
Savings	7,985	0.5%	8,461	0.5%	10,343	0.7%
Certificates of deposits under $100,000	80,500	4.9%	81,436	5.3%	84,566	6.0%
Certificates of deposits $100,000 and over	381,324	23.2%	298,681	19.3%	301,836	21.6%
Total interest-bearing deposits	983,774	59.8%	890,861	57.7%	855,006	61.1%
Noninterest-bearing demand deposits	425,080	25.8%	436,091	28.3%	414,400	29.6%
Customer repurchase agreements	236,130	14.4%	216,726	14.0%	129,432	9.3%

Total deposits and customer repurchase agreements	$1,644,984	100.0%	$1,543,678	100.0%	$1,398,838	100.0%

Loans. Gross loans increased by $122.6 million to $1.5 billion as of June 30, 2006, from $1.3 billion at December 31, 2005. The increase in loans is primarily due to growth in our real estate construction and mortgage portfolios. The growth has been evenly distributed between Colorado and Arizona, each accounting for 52% and 48% of the growth since December 31, 2005.

Goodwill. Goodwill increased by $0.5 million to $39.0 million at June 30, 2006, from $38.4 million at December 31, 2005. The increase was due to additional purchase price consideration paid to the former owners of Alexander Capital Management Group, Inc. under the terms of an earn-out agreement for the twelve months ending March 31, 2006.

Accrued Interest Receivable. Accrued interest receivable increased $0.8 million to $8.1 million at June 30, 2006, from $7.3 million at December 31, 2005. The increase was related to the growth in our investment portfolio and accrued interest included with securities purchased at the end of the quarter.

Deferred Income Taxes. Deferred income taxes increased $2.5 million to $10.9 million at June 30, 2006, from $8.4 million at December 31, 2005. The increase was related to the $1.8 million tax effect of the unrealized loss on available-for-sale investments and derivative instruments recognized during 2006.

Other Assets. Other Assets increased $4.1 million to $13.6 million at June 30, 2006, from $9.5 million at December 31, 2005. The increase was primarily comprised of $1.7 million due to the consolidation of a small investment partnership upon the adoption of EITF 04-05 and a $1.5 million capital contribution to an investment fund to which the Company has committed to invest.

Deposits. Deposits increased by $81.9 million to $1.4 billion as of June 30, 2006, from $1.3 billion as of December 31, 2005. The increase in deposits was primarily due to the initiation and utilization of brokered CDs as an additional wholesale funding source. As of June 30, 2006, the Company had brokered CDs of $85.4 million, compared to zero at December 31, 2005. The brokered CDs offer an additional option for obtaining funds at prices that are competitive with traditional sources such as FHLB advances and do not have collateral requirements. In 2006, the Company has experienced much higher volatility in its customer deposit base. During the first quarter of 2006, the Company saw significant inflows from customer deposits. This reversed itself by the end of the second quarter, due in part to seasonal outflows related to corporate tax payments. Generally, core-deposit growth remains a challenge due to increased competition from both other banks, as well as non-depositories.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase increased $19.4 million to $236.1 million at June 30, 2006, from $216.7 million at December 31, 2005. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of June 30, 2006 and December 31, 2005, all of our repurchase agreements were transacted on behalf of our customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other Short-Term Borrowings. Other short-term borrowings increased $50.0 million to $215.0 million at June 30, 2006, from $165.0 million at December 31, 2005. Other short-term borrowings consist of fed funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), and short term borrowings from the U.S. Treasury. Other short-term borrowings and street repurchase agreements are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and rising rates. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities. Accrued interest and other liabilities increased $2.2 million to $17.9 million at June 30, 2006, from $15.7 million at December 31, 2005. The increase was primarily driven by a $1.7 million increase in a minority interest due to the consolidation of a small investment partnership, a $0.9 million increase in taxes payable, the establishment of a $0.6 million reserve for letters of credit losses and a $0.6 million increase in the negative mark on our derivative portfolio. These increases were offset by a $2.1 million decrease in accrued bonuses that were paid in the first quarter of 2006.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
	(dollars in thousands)
INCOME STATEMENT DATA
Interest income	$33,218	$24,622	$63,940	$47,692
Interest expense	13,656	7,464	25,519	13,738
NET INTEREST INCOME BEFORE PROVISION	19,562	17,158	38,421	33,954
Provision for credit losses	687	660	1,087	1,095
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND CREDIT LOSSES	18,875	16,498	37,334	32,859
Noninterest income	7,219	5,341	13,559	12,034
Noninterest expense	16,812	14,898	33,418	30,314
INCOME BEFORE INCOME TAXES	9,282	6,941	17,475	14,579
Provision for income taxes	3,476	2,536	6,389	5,347
NET INCOME	$5,806	$4,405	$11,086	$9,232

Annualized return on average assets for the three and six months ended June 30, 2006 was 1.15% and 1.12%, respectively, compared to 1.00% and 1.06% for the same periods in 2005. Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2006 was 16.25% and 15.84%, compared to 13.98% and 14.87% for the same periods in 2005. The increase in our return on average equity ratio is the result of income growing at a faster rate than equity. The increase in net income is primarily attributable to continued growth in our net interest earning assets and a stable net interest margin. The growth in equity is impacted not only by our net income, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available-for-sale investments and cash flow hedges.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. We currently maintain a neutral balance sheet and our net interest margin should not be materially impacted by changes in interest rates. Rising short-term rates and the flattening of the yield curve has compressed interest rate spreads and dampened expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited. The average federal funds rate increased 200 basis points during the first half of 2006 over the first half of 2005, significantly increasing our wholesale funding costs. Conversely, nominal increases for the same period on the yields of five and ten year treasury securities has negatively impacted our growth in interest income from our investment portfolio and fixed rate loan portfolio. Additionally, there have been a number of new bank entrants and an expansion of existing bank franchises within the Colorado and Arizona markets. This has increased competition in both loan and deposit pricing, which has led to the stabilization of our net interest margin.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2006 and 2005.

	For the three months ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$5,795	$96	6.55%	$3,343	$44	5.21%
Investment securities (2)	478,292	5,423	4.49%	482,720	4,479	3.67%
Loans (2), (3)	1,414,269	27,828	7.78%	1,170,091	20,209	6.83%
Allowance for loan losses	(16,923)	—		(15,293)	—
Total interest-earning assets	$1,881,433	$33,347	7.01%	$1,640,861	$24,732	5.96%
Noninterest-earning assets
Cash and due from banks	47,977			38,124
Other	103,695			93,107
TOTAL ASSETS	$2,033,105			$1,772,092

Liabilities and Shareholders' Equity
Deposits
NOW and money market deposits	$526,791	$3,494	2.66%	$450,187	$1,547	1.38%
Savings deposits	8,106	15	0.74%	10,852	9	0.33%
Certificates of deposits
Under $100,000	142,442	1,543	4.34%	86,837	590	2.73%
$100,000 and over	289,186	3,042	4.22%	283,000	1,962	2.78%
Total interest-bearing deposits	$966,525	$8,094	3.36%	$830,876	$4,108	1.98%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	310,787	3,087	3.93%	255,584	1,514	2.34%
FHLB advances	90,582	1,132	4.94%	84,720	657	3.07%
Junior subordinated debentures	72,166	1,343	7.36%	71,482	1,185	6.56%
Total interest-bearing liabilities	$1,440,060	$13,656	3.78%	$1,242,662	$7,464	2.39%
Noninterest-bearing demand accounts	433,931			390,930
Total deposits and interest-bearing liabilities	1,873,991			1,633,592
Other noninterest-bearing liabilities	15,827			12,106
Total liabilities and preferred securities	1,889,818			1,645,698
Shareholders' equity	143,287			126,394
Total liabilities and shareholders' equity	$2,033,105			$1,772,092
Net interest income		$19,691			$17,268
Net interest spread			3.23%			3.57%
Net interest margin			4.20%			4.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.65%			132.04%

	For the six months ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$5,873	$177	6.08%	$4,076	$119	5.89%
Investment securities (2)	469,118	10,397	4.46%	488,422	9,016	3.72%
Loans (2), (3)	1,390,311	53,620	7.78%	1,151,519	38,779	6.79%
Allowance for loan losses	(17,071)	—		(15,076)	—
Total interest-earning assets	$1,848,231	$64,194	7.00%	$1,628,941	$47,914	5.93%
Noninterest-earning assets
Cash and due from banks	47,539			37,475
Other	101,632			91,353
TOTAL ASSETS	$1,997,402			$1,757,769

Liabilities and Shareholders' Equity
Deposits
NOW and money market deposits	$511,434	$6,424	2.53%	$448,360	$2,766	1.24%
Savings deposits	8,321	29	0.70%	11,225	19	0.34%
Certificates of deposits
Under $100,000	120,612	2,463	4.12%	81,496	1,052	2.60%
$100,000 and over	287,082	5,701	4.00%	266,415	3,421	2.59%
Total interest-bearing deposits	$927,449	$14,617	3.18%	$807,496	$7,258	1.81%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	318,086	6,045	3.83%	275,423	2,988	2.19%
FHLB advances	96,234	2,273	4.76%	88,565	1,269	2.89%
Junior subordinated debentures	72,166	2,584	7.22%	71,558	2,223	6.26%
Total interest-bearing liabilities	$1,413,935	$25,519	3.64%	$1,243,042	$13,738	2.23%
Noninterest-bearing demand accounts	427,698			377,612
Total deposits and interest-bearing liabilities	1,841,633			1,620,654
Other noninterest-bearing liabilities	14,669			11,954
Total liabilities and preferred securities	1,856,302			1,632,608
Shareholders' equity	141,100			125,161
Total liabilities and shareholders' equity	$1,997,402			$1,757,769
Net interest income		$38,675			$34,176
Net interest spread			3.36%			3.70%
Net interest margin			4.22%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.72%			131.04%

(1)                                  Average yield or cost for the three and six months ended June 30, 2006 and 2005 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

The increase in interest income on a tax-equivalent basis for the three and six months ended June 30, 2006 was primarily driven by an increase in the average volume of our interest-earning assets. The volume of our interest- earning assets increased due to the growth in our average loan portfolio of $244.2 million and $238.8 million for the three and six month periods ended June 30, 2005 to June 30, 2006. To a lesser extent, the yield on interest-earning assets also contributed to the increase, as the average yield increased 105 basis points and 107 basis points for the three and six months ended June 30, 2006. Since June 30, 2005, the prime rate has increased from 6.25% to 8.25%, which has positively impacted net interest income as a large portion of our loan portfolio adjusts simultaneously with movements in the prime rate.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities. The rates on our deposit portfolio and wholesale funding sources are significantly impacted by changes in short-term rates, in addition to other economic factors. Since June 2005 short-term LIBOR and the federal funds rates have increased approximately 200 basis points, which have increased the funding costs of our deposit and wholesale borrowing portfolios. Additionally, core deposit growth has been relatively muted, causing a greater reliance on wholesale borrowings to meet our funding needs. Higher levels of wholesale funding sources typically increases interest expense as wholesale funds bear a higher interest cost as compared with core deposits.

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

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
NONINTEREST INCOME
Deposit service charges	$717	$752	$(35)	(5)%	$1,425	$1,472	$(47)	(3)%
Other loan fees	197	207	(10)	(5)%	369	346	23	7%
Investment advisory and trust income	1,042	966	76	8%	2,024	1,969	55	3%
Insurance income	2,766	2,483	283	11%	5,563	5,332	231	4%
Investment banking income	1,908	391	1,517	388%	3,055	1,969	1,086	55%
Other income	589	542	47	9%	1,123	946	177	19%
Total noninterest income	$7,219	$5,341	$1,878	35%	$13,559	$12,034	$1,525	13%

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

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis. Gross fees for services billed on analysis have increased 28% and 33% for the three and six months ended June 30, 2006, compared to the same periods in 2005. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Although the average balance of deposits tied to our treasury management services has increased 12% in 2006 compared to 2005, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased due to an increase in the U.S. Treasury rates which is used as a benchmark for the earnings credit rate. The increase in the earnings credit rate has slightly decreased our treasury management fees. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

Investment Advisory and Trust Income. Investment advisory and trust income for the three and six months ended June 30, 2006 increased slightly due to a modest increase in the overall assets under management from June 30, 2005 to June 30, 2006. As of June 30, 2006, ACMG and PAM had a combined $554.7 million in discretionary assets under management, a 4% increase over June 30, 2005, and $137.0 million in non-discretionary assets under management, a 4% decrease over June 30, 2005.

Insurance Income. Insurance income is derived from three main areas, wealth transfer, benefits consulting and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Revenue from benefits consulting and property and casualty is a more recurring revenue source. For the three and six months ended June 30, 2006, insurance income increased 11.4% and 4.3% when compared to the three and six months ended June 30, 2005. The Company expanded the number of producers in all areas of its insurance operations during the latter part of 2005 and expects the segment to show continued growth, particularly in the benefits consulting and property and casualty areas.

For the three and six months ended on June 30, 2006 and 2005, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Wealth transfer and executive compensation	48.21%	47.31%	49.21%	50.18%
Benefits consulting	27.13%	25.87%	26.12%	25.26%
Property and casualty	22.01%	25.30%	21.99%	22.95%
Fee income	2.65%	1.52%	2.68%	1.61%
	100.00%	100.00%	100.00%	100.00%

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. The increase in revenue for the first half of 2006 compared to 2005 was due primarily to the size of deals closed in 2006, with one deal accounting for $1.6 million in revenue.

Other Income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income. The increase in other income for the first half of 2006 compared to 2005 was primarily due to an increase in earnings from equity investments and the cash surrender value of BOLI, in addition to fees generated from the initiation of a customer swap.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was 27.0% and 26.1% for the three and six months ended June 30, 2006, compared to 23.7% and 26.2% for the same periods in 2005. This level of noninterest income to operating revenues is consistent with the Company’s on-going goal of diversifying our revenue and reducing our dependency on net interest income.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$11,207	$9,268	$1,939	21%	$22,364	$19,346	$3,018	16%
Occupancy expenses, premises and equipment	2,844	2,740	104	4%	5,556	5,367	189	4%
Amortization of intangibles	119	138	(19)	(14)%	239	279	(40)	(14)%
Other operating expenses	2,619	2,743	(124)	(5)%	5,234	5,196	38	1%
Loss on sale of other assets and securities	23	9	14	156%	25	126	(101)	(80)%
Total noninterest expenses	$16,812	$14,898	$1,914	13%	$33,418	$30,314	$3,104	10%

Salaries and Employee Benefits. Salaries and employee benefits for the three and six months ended June 30, 2006 have increased primarily due to the growth of our full time equivalent employee base. As of June 30, 2006, the Company employed 456 full time equivalent employees compared to 422 at June 30, 2005. The growth in full time equivalent employees is due to the expansion of our de novo banks, organic growth of existing operations and an investment in the future growth of our insurance operations by adding to their headcount. The annual cost of living and performance raises awarded to employees effective January 1, 2006, which averaged 4.58%, have also contributed to the increase. Also included in salaries and employee benefits is $0.2 million and $0.5 million related to stock-based compensation due to the adoption of SFAS 123(R) for the three and six months ended June 30, 2006, respectively. Under the prior accounting rules in place during the first half of 2005, the Company did not recognize any expense related to stock-based compensation. Another contributor to the increase in salary and benefit costs was the variable compensation associated with increased investment banking revenues during the three and six months ending June 30, 2006 as compared to the same periods in 2005. Bonuses related to the completed investment banking transactions increased $0.5 million for both the three and six months ending June 30, 2006 when compared to the same periods in 2005.

Occupancy Costs. Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for the first half of 2006 have remained relatively stable when compared to the same period in 2005, as the majority of our de novo locations were in place as of June 30, 2005. The slight increase is primarily due to depreciation from the expansion of several existing locations and increases in common area management charges.

Other Operating Expenses. Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier) and regulatory assessments. For the three and six months ended June 30, 2006, other operating expenses have slightly increased over the same period in 2005 primarily due to business development expenses.

Loss on Sale of Other Assets and Security Write-Down. The loss on sale of other assets and security write-down for the six months ending June 30, 2005 is related to an other-than-temporary, non-cash, impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock.  The Company recorded the write-down as the fair value had been below cost for an extended period and a recovery in fair value was not assured within a reasonably short period of time.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $0.7 million and $1.1 million for the three and six months ended June 30, 2006, compared to $0.7 million and $1.1 million for the same periods in 2005. As of June 30, 2006, the allowance for loan and credit losses amounted to 1.23% of total loans, compared to

1.30% at June 30, 2005. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.

For the first half of 2006, the Company had net charge-offs of $148,000 compared with net charge-offs of $161,000 for the first half of 2005. The Company’s percentage of non-performing assets to total assets remained constant during the first half of 2006 at 4 basis points, consistent with the first half of 2005.

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

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses positions is recorded in Accrued Interest and Other Liabilities in the accompanying consolidated balance sheet. Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	Six months ended	Year ended	Six months ended
	June 30, 2006	December 31, 2005	June 30, 2005
	(in thousands)
Allowance for loan losses at beginning of period	$16,906	$14,674	$14,674
Charge-offs:
Commercial	(227)	(363)	(265)
Real estate — mortgage	—	(246)	(247)
Consumer	(25)	(99)	(27)
Total charge-offs	(252)	(708)	(539)
Recoveries:
Commercial	104	104	45
Real estate — mortgage	—	277	241
Consumer	—	94	92
Total recoveries	104	475	378
Net charge-offs	(148)	(233)	(161)
Provisions for loan losses charged to operations	510	2,465	1,095
Allowance for loan losses at end of period	$17,268	$16,906	$15,608

Allowance for credit losses at beginning of period	$—	$—	$—
Provisions for credit losses charged to operations	577	—	—
Allowance for credit losses at end of period	$577	$—	$—

Total provision for loan and credit losses	$1,087	$2,465	$1,095
Ratio of net charge-offs to average loans (1)	(0.02)%	(0.02)%	(0.03)%
Average loans outstanding during the period	$1,390,311	$1,209,377	$1,151,519

(1)    The ratios for the six months ended June 30, 2006 and 2005 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
	2006	2005	2005
	(dollars in thousands)
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$175	$—	$—
Nonaccrual loans	686	907	678
Total nonperforming loans	861	907	678
Repossessed assets	—	—	6
Total nonperforming assets	$861	$907	$684
Allowance for loan losses	$17,268	$16,906	$15,608

Ratio of nonperforming assets to total assets	0.04%	0.05%	0.04%
Ratio of nonperforming loans to total loans	0.06%	0.07%	0.06%
Ratio of allowance for loan and credit losses to	1.23%	1.27%	1.30%
Ratio of allowance for loan and credit losses to nonperforming loans	2072.59%	1863.95%	2302.06%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of June 30, 2006:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Federal funds purchased	$20,000	$—	$—	$—	$20,000
TIO funds purchased	10,000	—	—	—	10,000
FHLB overnight funds purchased	85,000	—	—	—	85,000
Repurchase agreements	236,130	—	—	—	236,130
FHLB advances	100,000	—	—	—	100,000
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,636	9,023	6,794	5,372	25,825
Total contractual obligations	$455,766	$9,023	$6,794	$77,538	$549,121

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model. We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur. Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition. The Company has committed to make additional earn-out payments to the former shareholders of FDL based on earnings performance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2006, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$413,720	$251,336	$22,187	$8,168	$695,411
Standby letters of credit	24,639	3,166	5	—	27,810
Commercial letters of credit	6,985	115	4,321	—	11,421
Unfunded commitments for partnership interests	5,263	—	—	—	5,263
Company guarantees	5,176	—	—	—	5,176
Total commitments	$455,783	$254,617	$26,513	$8,168	$745,081

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement, and financing needs of its customers. These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Credit risk is the principal risk associated with these instruments. The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Because the interest-rate swaps recorded on the balance sheet at June 30, 2006 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At June 30, 2006, shareholders’ equity totaled $145.1 million, an $8.6 million increase from December 31, 2005. The increase in shareholders’ equity is primarily due to net income of $11.1 million, $1.7 million from the issuance of common stock from option exercises and the Company’s employee stock purchase plan, $0.8 million related to the accounting treatment related to SFAS 123R and $0.3 million from the issuance of common stock in the ACMG earn-out. These transactions were offset by $2.9 million decrease in the tax-effected fair value of available-for-sale securities and derivative instruments and a $2.2 million in dividends paid on our common stock.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses. As of June 30, 2006, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are relatively unstable. In addition, the Company has commitments to extend credit under lines of credit and standby letters of credit. The Company has also committed to investing in certain partnerships. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with ten other correspondent banks with an aggregate credit line of $225.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. In addition, the Bank may apply for up to $20.0 million of State of Colorado time deposits. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2006, we had $151.1 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase. We also participate in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

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

Net cash provided by operating activities totaled $10.9 million and $17.9 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease in cash provided by operating activities was primarily due to the receipt (cash inflow) of $8.0 million on a loan payment owed to a third party loan participant in the second quarter of 2005. The $8.0 million was subsequently remitted to the third party in September of 2005. The remaining activity was derived from cash received from both net interest income and non-interest income, offset by higher operating expenses. Our average interest-earning assets increased by $219.3 million from June 30, 2005 to June 30, 2006, while our interest-bearing liabilities only increased by $170.9 million. In addition, our net interest margin remained stable at 4.22% for the six months ended June 30, 2006, from 4.23% as of June 30, 2005. The net increase in our interest-earning assets and net interest margin helped drive our cash receipts from net interest income. Our cash receipts from our fee-based business lines experienced continued increases, primarily due to the M&A transactions closed by GMB and the wealth transfer business of the insurance segment.

Net cash used in investing activities totaled $153.2 million and $90.4 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in cash used in investing activities is primarily related to a $40.2 million increase in loan originations, a $17.5 million decrease in investment maturities, and a $15.4 million increase in investment purchases. The Company continues to target an asset mix whereby investments comprise approximately 25% of total assets, which may change based on the Company’s collateral needs.

Net cash provided by financing activities totaled $151.0 million and $77.4 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in net cash provided by financing activities is primarily attributed to a $178.6 million net increase in short-term wholesale funding (federal funds purchased, securities sold under agreement to repurchase, advances from the FHLB, and brokered CDs) and the fact that in the first half of 2005, $20 million was paid to redeem junior subordinated debentures.

These items were offset by a $125.9 million decrease in deposit inflows, with $85.4 million in brokered certificates of deposit reflected as part of the wholesale funding change above.  Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations. During short-term periods the Company may utilize FHLB advances or fed funds purchased in an effort to meet certain funding requirements. These two sources of funds may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

•             Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and related expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II. OTHER INFORMATION

Item 4.                                   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 18, 2006, the following proposals were adopted by the margins indicated:

1.               Election of Directors.

	Number of shares
	For	Withheld
Steven Bangert	19,694,201	112,940
Michael B. Burgamy	19,296,504	510,637
Jerry W. Chapman	19,335,908	471,233
Morgan Gust	19,633,533	173,608
Thomas M. Longust	19,592,586	214,555
Jonathan C. Lorenz	19,628,690	178,451
Evan Makovsky	19,574,294	232,847
Harold F. Mosanko	19,677,396	129,745
Howard R. Ross	19,267,747	539,394
Noel N. Rothman	19,547,059	260,082
Timothy J. Travis	19,527,295	279,846
Mary Beth Vitale	19,573,852	233,289
Mary White	19,623,256	183,885

2.               Proposal for ratification of independent accountants.

Number of
shares
For	19,759,321
Against	11,218
Abstain	36,602

Item 6.            Exhibits

Exhibits and Index of Exhibits.

10.20	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	August 9, 2006	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 9, 2006	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer