Form 10-Q
period 2006-09-30
COBIZ INC
filed 2006-11-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

There were 22,671,047 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 2, 2006.

Item 1.  Financial Statements

CoBiz Inc

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(unaudited)

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$58,789	$50,701
Investments:
Investment securities available for sale (cost of $459,232 and $459,952, respectively)	453,797	453,296
Investment securities held to maturity (fair value of $766 and $902, respectively)	763	893
Other investments	15,297	11,961
Total investments	469,857	466,150
Loans, net	1,498,779	1,315,762
Goodwill	38,961	38,446
Intangible assets, net	2,701	3,058
Bank owned life insurance	25,347	24,578
Premises and equipment, net	8,445	9,219
Accrued interest receivable	7,667	7,261
Deferred income taxes	8,878	8,391
Other	11,044	9,490
TOTAL ASSETS	$2,130,468	$1,933,056

Liabilities
Deposits
Demand	437,571	436,091
NOW and money market	500,262	502,283
Savings	11,304	8,461
Certificates of deposits	447,200	380,117
Total Deposits	1,396,337	1,326,952
Securities sold under agreements to repurchase	246,346	216,726
Other short-term borrowings	241,373	165,000
Accrued interest and other liabilities	18,618	15,668
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	$1,974,840	$1,796,512
Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding
Common, $.01 par value; 50,000,000 shares authorized; 22,649,996 and 22,309,136 issued and outstanding, respectively	226	223
Additional paid-in capital	73,719	69,560
Retained earnings	86,377	72,636
Accumulated other comprehensive (loss) net of income tax of $(2,876) and $(3,599), respectively	(4,694)	(5,875)
TOTAL SHAREHOLDERS’ EQUITY	$155,628	$136,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,130,468	$1,933,056

See Notes to Consolidated Financial Statements

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$30,079	$22,384	$83,515	$61,011
Interest and dividends on investment securities:
Taxable securities	5,305	4,403	15,164	13,009
Nontaxable securities	56	60	173	172
Dividends on securities	199	116	550	345
Federal funds sold and other	120	48	297	166
Total interest income	35,759	27,011	99,699	74,703
INTEREST EXPENSE:
Interest on deposits	9,023	5,134	23,640	12,392
Interest on short-term borrowings	5,134	2,582	13,452	6,840
Interest on junior subordinated debentures	1,438	996	4,022	3,219
Total interest expense	15,595	8,712	41,114	22,451
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND CREDIT LOSSES	20,164	18,299	58,585	52,252
Provision for loan and credit losses	75	847	1,162	1,942
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND CREDIT LOSSES	20,089	17,452	57,423	50,310
NONINTEREST INCOME:
Service charges	679	678	2,104	2,150
Trust and advisory fees	1,030	978	3,054	2,947
Insurance income	3,525	2,389	9,088	7,721
Investment banking income	1,063	727	4,118	2,696
Other income	986	658	2,478	1,950
Total noninterest income	7,283	5,430	20,842	17,464
NONINTEREST EXPENSE:
Salaries and employee benefits	11,855	9,795	34,219	29,141
Occupancy expenses, premises and equipment	2,961	2,814	8,517	8,181
Amortization of intangibles	118	137	357	416
Other	2,506	2,484	7,740	7,679
Loss on sale of other assets and securities	47	13	73	139
Total noninterest expense	17,487	15,243	50,906	45,556
INCOME BEFORE INCOME TAXES	9,885	7,639	27,359	22,218
Provision for income taxes	3,629	2,595	10,018	7,942
NET INCOME	$6,256	$5,044	$17,341	$14,276

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	4,098	(1,550)	1,181	(3,199)
COMPREHENSIVE INCOME	$10,354	$3,494	$18,522	$11,077

EARNINGS PER SHARE:
Basic	$0.28	$0.23	$0.77	$0.64
Diluted	$0.27	$0.22	$0.74	$0.62
DIVIDENDS PER SHARE	$0.06	$0.05	$0.16	$0.14

CoBiz Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(unaudited)

	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,341	$14,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,015	2,837
Write-down of impaired investment security	—	108
Provision for loan and credit losses	1,162	1,942
Federal Home Loan Bank stock dividend	(260)	(222)
Deferred income taxes	(884)	(769)
Increase in cash surrender value of bank owned life insurance	(769)	(761)
Stock-based compensation	855	—
Excess tax benefits from stock-based compensation	(712)	—
Other	461	261
Changes in operating assets and liabilities
Accrued interest receivable	(419)	(1,062)
Other assets	(388)	(420)
Accrued interest and other liabilities	1,281	376
Net cash provided by operating activities	19,683	16,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(4,762)	(2,457)
Repayment of other investments	630	—
Purchase of investment securities available for sale	(93,190)	(105,251)
Maturities of investment securities held to maturity	130	267
Maturities of investment securities available for sale	92,692	120,991
Cash paid for earn-outs	(206)	(2,033)
Purchase of bank owned life insurance	—	(8,020)
Loan originations and repayments, net	(181,439)	(154,502)
Purchase of premises and equipment	(1,933)	(2,517)
Other	64	37
Net cash used in investing activities	(188,014)	(153,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	3,945	84,106
Net increase in certificates of deposits	67,083	81,342
Net increase (decrease) in federal funds purchased	16,400	(9,650)
Net increase (decrease) in securities sold under agreements to repurchase	29,620	(37,338)
Advances from the Federal Home Loan Bank	3,950,570	2,100,350
Repayments of advances from the Federal Home Loan Bank	(3,890,597)	(2,065,350)
Issuance of junior subordinated debentures	—	20,000
Redemption of junior subordinated debentures	—	(20,000)
Proceeds from exercise of stock options	2,286	1,018
Dividends paid on common stock	(3,600)	(3,100)
Other	712	(75)
Net cash provided by financing activities	176,419	151,303

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,088	14,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,701	32,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,789	$46,729

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

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain reclassifications have been made to prior balances to conform to the current year presentation.

1.                                      Earn-out Arrangements

General – Earn-out payments for the ACMG and FDL transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 5 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

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

The terms of the ACMG merger agreement provided for additional earn-out payments for each of the twelve months ended on March 31, 2004, 2005, and 2006 to be paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition. All earn-out payments were made 40% in cash and 60% in CoBiz Inc. common stock.

The earn-out payment for the 12 months ended March 31, 2004 was equal to a multiple of  ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”). The earn-out payments for 2005 and 2006 were equal to a multiple of the excess of each year’s ACMG EBITDA over the ACMG EBITDA for the previous year. During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000. During 2005 the Company paid $2,243,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz Inc. stock valued at $1,345,000. For the earn-out period ending March 31, 2006, the Company paid $515,000 based on ACMG EBITDA of $715,000. The payment consisted of $206,000 in cash and 15,576 shares of CoBiz Inc. stock valued at $309,000.

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

The aggregate purchase price was $5,406,000, consisting of 333,472 shares of CoBiz Inc. common stock valued at $3,210,000; $2,140,000 in cash; and $56,000 in direct acquisition costs (consisting primarily of external legal fees). Goodwill of $3,097,000, which is not expected to be deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $3,045,000 were also recorded with an average useful life of 10 years.

The terms of the FDL merger agreement provide for additional earn-out payments for each of the calendar years 2003 through 2007 to be paid to the former shareholders of FDL in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments are payable 50% in cash and 50% in CoBiz Inc. common stock.

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation, and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003.  During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz Inc. common stock valued at $9,449,000. No earn-out payments were payable for the 2004 and 2005 calendar years.

The earn-out payments for the 2006 and 2007 calendar years will be calculated on the excess of each calendar year’s FDL EBITDA over a hurdle rate which is equal to the highest previously recognized FDL EBITDA for the 2004 through 2006 calendar years. The earn-out payments for these calendar years will be based on a range of multiples, dependent on performance.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period. Management estimates that total cumulative earn-out payments for 2006 and 2007 may range from $0 to $600,000.

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

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities. The adoption of SFAS 123(R) had the following impact on our consolidated financial statements for the nine months ending September 30, 2006:

(dollars in thousands, except per share amounts)	Increase/(Decrease)
Income before income taxes	$(855)
Net income	(709)
Earnings per share - basic	(0.03)
Earnings per share - diluted	(0.03)
Cash used by operating activities	(712)
Cash provided by financing activities (tax benefit)	712

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48

prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 04-6 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life-insurance arrangements.

3.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic earnings per share	22,612,232	22,216,672	22,503,528	22,135,110

Effect of dilutive securities	824,875	878,408	818,095	946,370

Weighted average shares outstanding - diluted earnings per share	23,437,107	23,095,080	23,321,623	23,081,480

For the three and nine months ended September 30, 2006, 335,496 and 366,119 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and nine months ended September 30, 2005, 244,168 and 138,399 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Other comprehensive items:
Unrealized gain (loss) on available for sale securities arising during the period	$5,372	$(1,104)	$1,173	$(2,857)

Unrealized gain (loss)on derivative securities arising during the period	1,191	(1,383)	683	(2,282)

Reclassification adjustment for realized (gains) losses arising during the period	47	(13)	48	(19)

Tax benefit (expense) related to items of other comprehensive income	(2,512)	950	(723)	1,959

Other comprehensive income (loss), net of tax	$4,098	$(1,550)	$1,181	$(3,199)

5.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of September 30, 2006, is noted below. The increase in goodwill is primarily related to the ACMG 2006 earn-out which was paid in the second quarter of 2006.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	September 30,	September 30,
	2005	adjustments	2006	2006
	(dollars in thousands)

Colorado Business Bank	$13,035	$155	$13,190	$1,445,799
Arizona Business Bank	1,704	26	1,730	645,970
Investment banking services	5,279	—	5,279	8,170
Investment advisory and trust	3,883	334	4,217	5,988
Insurance	14,545	—	14,545	21,822
Corporate support and other	—	—	—	2,719

Total	$38,446	$515	$38,961	$2,130,468

As of December 31, 2005, and September 30, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
	and relationships	agreements	Total
	(dollars in thousands)

December 31, 2005	$3,014	$44	$3,058
Amortization	344	13	357

September 30, 2006	$2,670	$31	$2,701

The Company recorded amortization expense of $357,000 during the nine months ended September 30, 2006, compared to $416,000 in the same period of 2005. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (dollars in thousands):

2007	$472
2008	413
2009	364
2010	363
2011	360

Total	$1,972

6.                                      Derivatives

A summary of the outstanding derivatives at September 30, 2006 is as follows:

	September 30,
	2006		2005
		Estimated		Estimated
	Notional	fair value	Notional	fair value
	(dollars in thousands)
Asset/liability management hedges:
Cash flow hedges - interest rate swap	$130,000	$(2,136)	$165,000	$(2,517)

Customer accomodation derivatives:
Interest rate swaps	$13,205	$(305)	$1,078	$30
Reverse interest rate swaps	13,205	305	1,078	(30)

7.                                      Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at September 30, 2006 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619,000	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928,000	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619,000	September 30, 2035	September 30, 2010

8.                                      Share-Based Compensation Plans

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

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant as of September 30, 2006 totaled 2,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the date of grant. Shares available for grant as of September 30, 2006 totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of September 30, 2006 totaled 47,855.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of September 30, 2006 totaled 693,732.

During the first nine months of 2006, the Company recognized compensation expense, net of estimated forfeitures, of $855,000 for stock-based compensation awards for which the requisite service was rendered in the first nine months of 2006.

The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
	(dollars in thousands)
Net income, as reported	$5,044	$14,276
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(709)
Pro forma net income	$4,817	$13,567
Earnings per share:
As reported - basic	$0.23	$0.64
As reported - diluted	$0.22	$0.62
Pro forma - basic	$0.22	$0.61
Pro forma - diluted	$0.21	$0.59

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the “Model”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options vesting schedule and the Company’s historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate at the time of grant as a percentage of the Company stock price at the time of grant. The following weighted average assumptions were used for grants issued in the three and nine months ending September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.78%	4.00%	4.92%	3.74%
Expected life in years	3.5	3.5	3.5	4.0
Volatility	30.27%	24.83%	30.93%	25.58%
Expected dividend yield	0.94%	1.04%	1.01%	0.98%

The range of risk-free interest rates used in the model during the three months ending September 30, 2006 was 4.66% to 5.12%. The range of expected volatility used in the model was 29.01% to 32.47%. The range of expected dividend yields used in the model was 0.85% to 0.97%. The range of risk-free interest rates used in the model during the nine months ending September 30, 2006 was 4.49% to 5.12%. The range of expected volatility used in the model was 29.01% to 33.88%. The range of expected dividend yields used in the model was 0.85% to 1.09%.

The range of risk-free interest rates used in the model during the three months ending September 30, 2005 was 3.83% to 4.09%. The range of expected volatility used in the model was 23.44% to 25.75%. The range of expected dividend yields used in the model was 1.03% to 1.05%. The range of risk-free interest rates used in the model during the nine months ending September 30, 2005 was 3.31% to 4.33%. The range of expected volatility used in the model was 23.23% to 28.08%. The range of expected dividend yields used in the model was 0.87% to 1.05%.

The summary of changes in shares under option for the nine months ended September 30, 2006 is as follows:

		Weighted
		average
		exercise
	Shares	price

Outstanding, beginning of year	2,203,184	$10.54
Granted	326,001	21.39
Exercised	(298,200)	5.81
Forfeited	(45,157)	16.15

Outstanding, end of period	2,185,828	$12.69

Options exercisable, end of period	1,518,324	$9.99

The weighted average remaining terms for options outstanding and options exercisable at the end of the period was 5.5 and 4.9 years, respectively. The aggregate intrinsic value for options outstanding and options exercisable at the end of the period was $22,240,000 and $19,547,000, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $4.92. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $4,356,000.

As of September 30, 2006, there was $2,357,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.3 years.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	For the three months ended September 30, 2006
	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	banking	advisory		support and
	Bank	Bank	services	and trust	Insurance	other	Consolidated
	(dollars in thousands)
Income Statement
Total interest income	$25,817	$9,816	$34	$5	$2	$85	$35,759
Total interest expense	11,831	2,329	—	—	4	1,431	15,595
Net interest income	13,986	7,487	34	5	(2)	(1,346)	20,164
Provision for loan and credit losses	(60)	150	—	—	—	(15)	75
Net interest income after provision for loan and credit losses	14,046	7,337	34	5	(2)	(1,331)	20,089
Noninterest income	1,251	418	1,063	1,030	3,525	(4)	7,283
Noninterest expense	2,788	2,462	1,135	885	3,005	7,212	17,487
Income before income taxes	12,509	5,293	(38)	150	518	(8,547)	9,885
Provision for income taxes	4,556	2,002	(8)	58	210	(3,189)	3,629
Net income before management fees and overhead allocations	$7,953	$3,291	$(30)	$92	$308	$(5,358)	$6,256
Management fees and overhead allocations, net of tax	2,934	1,072	38	43	79	(4,166)	—
Net income	$5,019	$2,219	$(68)	$49	$229	$(1,192)	$6,256

	For the nine months ended September 30, 2006
Income Statement
Total interest income	$72,641	$26,823	$49	$16	$10	$160	$99,699
Total interest expense	31,143	5,959	—	—	4	4,008	41,114
Net interest income	41,498	20,864	49	16	6	(3,848)	58,585
Provision for loan and credit losses	915	298	—	—	—	(51)	1,162
Net interest income after provision for loan and credit losses	40,583	20,566	49	16	6	(3,797)	57,423
Noninterest income	3,376	1,138	4,118	3,054	9,088	68	20,842
Noninterest expense	8,303	7,035	3,322	2,632	8,185	21,429	50,906
Income before income taxes	35,656	14,669	845	438	909	(25,158)	27,359
Provision for income taxes	13,088	5,507	338	175	379	(9,469)	10,018
Net income before management fees and overhead allocations	$22,568	$9,162	$507	$263	$530	$(15,689)	$17,341
Management fees and overhead allocations, net of tax	8,611	3,167	119	136	244	(12,277)	—
Net income	$13,957	$5,995	$388	$127	$286	$(3,412)	$17,341

	At September 30, 2006
Balance Sheet
Total assets	$1,445,799	$645,970	$8,170	$5,988	$21,822	$2,719	$2,130,468
Total gross loans	$980,140	$536,309	$—	$—	$—	$45	1,516,494
Total deposits and customer repurchase agreements	$1,318,720	$323,130	$—	$833	$—	$—	1,642,683

	For the three months ended September 30, 2005
	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	banking	advisory		support and
	Bank	Bank	services	and trust	Insurance	other	Consolidated
	(dollars in thousands)
Income Statement
Total interest income	$19,757	$7,216	$4	$3	$—	$31	$27,011
Total interest expense	6,424	1,293	—	—	—	995	8,712
Net interest income	13,333	5,923	4	3	—	(964)	18,299
Provision for loan losses	463	434	—	—	—	(50)	847
Net interest income after provision for loan losses	12,870	5,489	4	3	—	(914)	17,452
Noninterest income	1,043	293	727	978	2,389	—	5,430
Noninterest expense	3,040	2,197	877	867	2,384	5,878	15,243
Income before income taxes	10,873	3,585	(146)	114	5	(6,792)	7,639
Provision for income taxes	3,815	1,341	(55)	46	7	(2,559)	2,595
Net income before management fees and overhead allocations	$7,058	$2,244	$(91)	$68	$(2)	$(4,233)	$5,044
Management fees and overhead allocations, net of tax	2,433	731	32	38	61	(3,295)	—
Net income	$4,625	$1,513	$(123)	$30	$(63)	$(938)	$5,044

	For the nine months ended September 30, 2005
Income Statement
Total interest income	$56,008	$18,539	$14	$10	$19	$113	$74,703
Total interest expense	15,923	3,367	—	—	—	3,161	22,451
Net interest income	40,085	15,172	14	10	19	(3,048)	52,252
Provision for loan losses	1,153	969	—	—	—	(180)	1,942
Net interest income after provision for loan losses	38,932	14,203	14	10	19	(2,868)	50,310
Noninterest income	3,204	893	2,696	2,947	7,721	3	17,464
Noninterest expense	9,796	6,796	2,471	2,583	6,904	17,006	45,556
Income before income taxes	32,340	8,300	239	374	836	(19,871)	22,218
Provision for income taxes	11,721	3,076	95	150	336	(7,436)	7,942
Net income before management fees and overhead allocations	$20,619	$5,224	$144	$224	$500	$(12,435)	$14,276
Management fees and overhead allocations, net of tax	6,828	2,058	97	114	185	(9,282)	—
Net income	$13,791	$3,166	$47	$110	$315	$(3,153)	$14,276

	At September 30, 2005
Balance Sheet
Total assets	$1,305,102	$524,916	$6,376	$5,315	$20,073	$2,736	$1,864,518
Total gross loans	854,627	415,791	—	—	—	73	1,270,491
Total deposits and customer repurchase agreements	1,166,010	290,445	—	880	—	—	1,457,335

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

Financial Highlights

•                  Net income for the three and nine months ended September 30, 2006 were $6.3 million and $17.3 million respectively, compared to $5.0 million and $14.3 million for the same periods in 2005.

•                  Diluted earnings per share for the three and nine months ended September 30, 2006 was $0.27 and $0.74, compared to $0.22 and $0.62 for the same periods in 2005.

•                  Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2006 increased to $20.3 million and $59.0 million respectively, compared to $18.4 million and $52.6 million for the same periods in 2005.

•                  The net interest margin on a tax-equivalent basis was 4.14% and 4.19% for the three and nine months ended September 30, 2006, respectively, compared to 4.30% and 4.25% for the same periods in 2005.

•                  Gross loans increased 13.8% from December 31, 2005, or 18.4% on an annualized basis.

•                  Asset quality remained strong at the end of the second quarter, with non-performing assets as a percentage of total assets at 0.03%, down slightly from 0.04% from the prior year’s third quarter.

•                  Noninterest income as a percentage of operating revenues increased to 26.53% and 26.24% for the three and nine months ending September 30, 2006, compared to 22.88% and 25.05% for the same periods in 2005.

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

Financial Condition

Total assets increased by $197.4 million to $2.1 billion as of September 30, 2006, from $1.9 billion as of December 31, 2005. The increase in total assets is primarily due to growth in net loans which were largely funded by the Company’s wholesale borrowing sources.

Investments. Total investments increased $3.7 million to $469.9 million, from $466.2 million as of December 31, 2005. The increase in investments was due to the purchase of additional stock in the Federal Home Loan Bank (FHLB) in order to expand the Company’s borrowing base.  The FHLB functions as a source of credit to the Company. As a member of the FHLB system, the Company has access to credit advances that are limited to a percentage of the amount of FHLB stock owned by the Company.

The following table sets forth the balance of loans and deposits as of September 30, 2006, December 31, 2005 and September 30, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005		September 30, 2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$451,593	30.1%	$421,497	32.0%	$412,121	32.9%
Real Estate - mortgage	706,749	47.2%	682,503	51.9%	647,614	51.6%
Real Estate - construction	280,437	18.7%	150,680	11.5%	135,585	10.8%
Consumer	64,269	4.3%	65,932	5.0%	63,108	5.0%
Other	13,446	0.9%	12,056	0.9%	12,063	1.0%
Gross loans	1,516,494	101.2%	1,332,668	101.3%	1,270,491	101.3%
Less allowance for loan losses	(17,715)	(1.2)%	(16,906)	(1.3)%	(16,440)	(1.3)%
Net loans	$1,498,779	100.0%	$1,315,762	100.0%	$1,254,051	100.0%

	September 30, 2006		December 31, 2005		September 30, 2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$500,262	30.5%	$502,283	32.5%	$470,358	32.3%
Savings	11,304	0.7%	8,461	0.5%	9,632	0.7%
Certificates of deposits under $100,000	70,850	4.3%	81,436	5.3%	87,114	6.0%
Certificates of deposits $100,000 and over	376,350	22.9%	298,681	19.3%	311,567	21.4%
Total interest-bearing deposits	958,766	58.4%	890,861	57.7%	878,671	60.3%
Noninterest-bearing demand deposits	437,571	26.6%	436,091	28.3%	433,787	29.8%
Customer repurchase agreements	246,346	15.0%	216,725	14.0%	144,877	9.9%
Total deposits and customer repurchase agreements	$1,642,683	100.0%	$1,543,677	100.0%	$1,457,335	100.0%

Loans. Gross loans increased by $183.8 million to $1.5 billion as of September 30, 2006, from $1.3 billion at December 31, 2005. The increase in loans is primarily due to growth in our real estate construction and mortgage portfolios. The growth has been evenly distributed between Colorado and Arizona, with the two markets accounting for 48% and 52% of the growth since December 31, 2005, respectively.

Goodwill. Goodwill increased by $0.5 million to $39.0 million at September 30, 2006, from $38.4 million at December 31, 2005. The increase was due to additional purchase price consideration paid to the former owners of Alexander Capital Management Group, Inc. under the terms of an earn-out agreement for the twelve months ending March 31, 2006.

Other Assets. Other Assets increased $1.6 million to $11.0 million at September 30, 2006, from $9.5 million at December 31, 2005. The increase was primarily comprised of $1.7 million due to the consolidation of a small investment partnership upon the adoption of EITF 04-05 and a $1.5 million capital contribution to an investment fund to which the Company has committed to invest. These increases were offset by a decrease in fee-based accounts receivable and other miscellaneous assets.

Deposits. Deposits increased by $69.4 million to $1.4 billion as of September 30, 2006, from $1.3 billion as of December 31, 2005. The increase in deposits was primarily due to the initiation and utilization of brokered certificates of deposits (“CDs”) as an additional wholesale funding source. As of September 30, 2006, the Company had brokered CDs of $86.3 million. There were no brokered CDs outstanding as of December 31, 2005. Brokered CDs offer an additional option for obtaining funds at competitive prices without the collateral requirements other traditional sources require, such as FHLB advances. In 2006, the Company has experienced high volatility in its customer deposit base. Core-deposit growth has been a challenge due to increased competition from both other banks and financial service providers.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase increased $29.6 million to $246.3 million at September 30, 2006, from $216.7 million at December 31, 2005.

Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of September 30, 2006 and December 31, 2005, all of our repurchase agreements were transacted on behalf of our customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other Short-Term Borrowings. Other short-term borrowings increased $76.4 million to $241.4 million at September 30, 2006, from $165.0 million at December 31, 2005. Other short-term borrowings consist of fed funds purchased, overnight and term borrowings from the FHLB, and short-term borrowings from the U.S. Treasury. Other short-term borrowings are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and rising rates. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities. Accrued interest and other liabilities increased $2.9 million to $18.6 million at September 30, 2006, from $15.7 million at December 31, 2005. The increase was primarily driven by a $1.7 million increase in a minority interest due to the consolidation of a small investment partnership, the establishment of a $0.6 million reserve for letters of credit losses and a $0.5 million increase in accrued interest on junior subordinated debentures.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
INCOME STATEMENT DATA
Interest income	$35,759	$27,011	$99,699	$74,703
Interest expense	15,595	8,712	41,114	22,451
NET INTEREST INCOME BEFORE PROVISION	20,164	18,299	58,585	52,252
Provision for loan and credit losses	75	847	1,162	1,942
NET INTEREST INCOME AFTER PROVISION	20,089	17,452	57,423	50,310
Noninterest income	7,283	5,430	20,842	17,464
Noninterest expense	17,487	15,243	50,906	45,556
INCOME BEFORE INCOME TAXES	9,885	7,639	27,359	22,218
Provision for income taxes	3,629	2,595	10,018	7,942
NET INCOME	$6,256	$5,044	$17,341	$14,276

Annualized return on average assets for the three and nine months ended September 30, 2006 was 1.18% and 1.14%, respectively, compared to 1.08% and 1.07% for the same periods in 2005. Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2006 was 16.60% and 16.10%, compared to 14.90% and 14.88% for the same periods in 2005. The increase in our return on average equity ratio is the result of net income growing at a faster rate than equity. The increase in net income is primarily attributable to continued growth in our net interest earning assets. The growth in equity is impacted not only by our net income, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available-for-sale investments and cash flow hedges.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. Rising short-term rates and the flattening of the yield curve has compressed interest rate spreads and dampened expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited. The target federal funds rate increased 150 basis points as of September 30, 2006 over the same period in 2005, significantly increasing our wholesale funding costs. Conversely, nominal increases for the same period on the yields of five and ten year treasury securities has negatively impacted our growth in interest income from our investment portfolio and fixed rate loan portfolio. Additionally, there have been a number of new bank entrants and an expansion of existing bank franchises within the Colorado and Arizona markets.  This has increased competition in both loan and deposit pricing, which has led to the stabilization of our net interest margin.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$7,068	$120	6.64%	$2,750	$48	6.83%
Investment securities (2)	476,049	5,595	4.60%	479,920	4,616	3.76%
Loans (2), (3)	1,480,819	30,172	7.97%	1,232,413	22,448	7.13%
Allowance for loan losses	(17,524)	—		(15,979)	—
Total interest earning assets	$1,946,412	$35,887	7.21%	$1,699,104	$27,112	6.24%
Noninterest-earning assets
Cash and due from banks	46,342			47,869
Other	106,671			98,255
Total assets	$2,099,425			$1,845,228

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$508,351	$3,611	2.82%	$458,639	$2,071	1.79%
Savings deposits	10,319	32	1.23%	10,195	11	0.43%
Certificates of deposits
Under $100,000	75,258	796	4.20%	85,301	639	2.97%
$100,000 and over	384,684	4,584	4.73%	308,218	2,412	3.10%
Total Interest-bearing deposits	$978,612	$9,023	3.66%	$862,353	$5,133	2.36%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	454,215	5,134	4.42%	342,351	2,583	2.95%
Junior subordinated debentures	72,166	1,438	7.80%	64,994	996	6.00%
Total interest-bearing liabilities	$1,504,993	$15,595	4.09%	$1,269,698	$8,712	2.71%
Noninterest-bearing demand accounts	425,798			429,100
Total deposits and interest-bearing liabilities	1,930,791			1,698,798
Other noninterest-bearing liabilities	19,033			12,089
Total liabilities and preferred securities	1,949,824			1,710,887
Shareholders’ equity	149,601			134,341
Total liabilities and shareholders’ equity	$2,099,425			$1,845,228
Net interest income		$20,292			$18,400
Net interest spread			3.12%			3.53%
Net interest margin			4.14%			4.30%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.33%			133.82%

	For the nine months ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$ 6,275	$ 297	6.32%	$ 3,629	$ 166	6.12%
Investment securities (2)	471,454	15,992	4.54%	485,557	13,633	3.75%
Loans (2), (3)	1,420,812	83,792	7.88%	1,178,780	61,226	6.94%
Allowance for loan losses	(17,224)	—		(15,380)	—
Total interest earning assets	$ 1,881,317	$ 100,081	7.11%	$ 1,652,586	$ 75,025	6.07%
Noninterest-earning assets
Cash and due from banks	47,135			40,978
Other	103,330			93,679
Total assets	$ 2,031,782			$ 1,787,243

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$ 510,395	$ 10,034	2.63%	$ 451,824	$ 4,837	1.43%
Savings deposits	8,994	61	0.91%	10,878	30	0.37%
Certificates of deposits
Under $100,000	79,151	2,317	3.91%	82,778	1,691	2.73%
$100,000 and over	346,150	11,227	4.34%	280,502	5,834	2.78%
Total Interest-bearing deposits	$ 944,690	$ 23,639	3.35%	$ 825,982	$ 12,392	2.01%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	427,764	13,453	4.20%	356,696	6,840	2.56%
Junior subordinated debentures	72,166	4,022	7.45%	69,346	3,219	6.21%
Total interest-bearing liabilities	$ 1,444,620	$ 41,114	3.80%	$ 1,252,024	$ 22,451	2.40%
Noninterest-bearing demand accounts	427,058			394,963
Total deposits and interest-bearing liabilities	1,871,678			1,646,987
Other noninterest-bearing liabilities	16,139			12,001
Total liabilities and preferred securities	1,887,817			1,658,988
Shareholders’ equity	143,965			128,255
Total liabilities and shareholders’ equity	$ 2,031,782			$ 1,787,243
Net interest income		$ 58,967			$ 52,574
Net interest spread			3.31%			3.67%
Net interest margin			4.19%			4.25%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.23%			131.99%

(1)           Average yield or cost for the three and nine months ended September 30, 2006 and 2005 has been annualized and is not necessarily indicative of results for the entire year.

(2)           Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)           Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

The increase in interest income on a tax-equivalent basis for the three and nine months ended September 30, 2006 was primarily driven by an increase in the average volume of our interest-earning assets. The volume of our interest-earning assets increased due to the growth in our average loan portfolio of $248.4 million and $242.0 million for the three and nine months ended September 30, 2006. To a lesser extent, the yield on interest-earning assets also contributed to the increase, as the average yield increased 97 basis points and 104 basis points for the three and nine months ended September 30, 2006. Since September 30, 2005, the prime rate has increased from 6.75% to 8.25%, which has positively impacted net interest income as a large portion of our loan portfolio adjusts simultaneously with movements in the prime rate.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities. The rates on our deposit portfolio and wholesale funding sources are significantly impacted by changes in short-term rates, in addition to other economic factors. Since September 2005 short-term LIBOR and the federal funds rates have increased approximately 150 basis points, which have increased the funding costs of our deposit and wholesale borrowing portfolios. Additionally, core deposit growth has been relatively muted, causing a greater reliance on wholesale borrowings to meet our funding needs. Higher levels of wholesale funding sources typically increases interest expense as wholesale funds bear a higher interest cost as compared with core deposits.

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

Noninterest Income. The following table presents noninterest income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
	(dollars in thousands)
NONINTEREST INCOME
Deposit service charges	$679	$678	$1	0%	$2,104	$2,150	$(46)	(2)%
Other loan fees	186	196	(10)	(5)%	555	542	13	2%
Investment advisory and trust income	1,030	978	52	5%	3,054	2,947	107	4%
Insurance income	3,525	2,389	1,136	48%	9,088	7,721	1,367	18%
Investment banking income	1,063	727	336	46%	4,118	2,696	1,422	53%
Other income	800	462	338	73%	1,923	1,408	515	37%
Total noninterest income	$7,283	$5,430	$1,853	34%	$20,842	$17,464	$3,378	19%

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

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis. Gross fees for services billed on analysis have increased 33% for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Although the average balance of deposits tied to our treasury management services has increased 13% in 2006 compared to 2005, the earnings credit rate (rate credited to our customers based on deposit balances to offset treasury management charges) has also increased due to an increase in the U.S. Treasury rates which is used as a benchmark for the earnings credit rate. The increase in the earnings credit rate has slightly decreased our treasury management fees for the nine months ended September 30, 2006, compared to the same period in 2005. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three and nine months ended September 30, 2006 increased slightly due to a modest increase in the overall assets under management from September 30, 2005 to September 30, 2006. As of September 30, 2006, ACMG and PAM had a combined $602.6 million in discretionary assets under management, an 11% increase over

September 30, 2005, and $114.5 million in non-discretionary assets under management, a 20% decrease over September 30, 2005.

Insurance Income. Insurance income is derived from three main areas, wealth transfer, benefits consulting and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Revenue from benefits consulting and property and casualty is a more recurring revenue source. For the three and nine months ended September 30, 2006, insurance income increased 48% and 18% when compared to the three and nine months ended September 30, 2005.  The Company expanded the number of producers in all areas of its insurance operations during the latter part of 2005 and expects the segment to show continued growth, particularly in the benefits consulting and property and casualty areas.

For the three and nine months ended on September 30, 2006 and 2005, revenue earned from the Insurance segment is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Wealth transfer and executive compensation	60.89%	41.20%	53.74%	47.41%
Benefits consulting	22.07%	28.89%	24.55%	26.38%
Property and casualty	14.98%	25.65%	19.27%	23.78%
Fee income	2.06%	4.26%	2.44%	2.43%
	100.00%	100.00%	100.00%	100.00%

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. The increase in revenue for the first nine months of 2006 compared to 2005 was due primarily to the size of transactions completed in 2006, with one transaction accounting for $1.6 million in revenue.

Other Income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income. The increase in other income for the first nine months of 2006 compared to 2005 was primarily due to an increase in earnings from equity investments and the cash surrender value of BOLI, in addition to fees generated from the customer hedging program.

We believe offering such complementary products as discussed above allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and eventually reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was 26.5% and 26.2% for the three and nine months ended September 30, 2006, compared to 22.9% and 25.1% for the same periods in 2005. This level of noninterest income to operating revenues is consistent with the Company’s on-going goal of diversifying our revenue and reducing our dependency on net interest income.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
	2006	2005	Amount	%	2006	2005	Amount	%
	(dollars in thousands)
NONINTEREST EXPENSES
Salaries and employee benefits	$11,855	$9,795	$2,060	21%	$34,219	$29,141	$5,078	17%
Occupancy expenses, premises and equipment	2,961	2,814	147	5%	8,517	8,181	336	4%
Amortization of intangibles	118	137	(19)	(14)%	355	416	(61)	(15)%
Other operating expenses	2,506	2,484	22	1%	7,742	7,679	63	1%
Loss on sale of other assets and securities	47	13	34	262%	73	139	(66)	(47)%
Total noninterest expenses	$17,487	$15,243	$2,244	15%	$50,906	$45,556	$5,350	12%

Salaries and Employee Benefits. Salaries and employee benefits for the three and nine months ended September 30, 2006 have increased primarily due to the growth of our full time equivalent employee base. As of September 30, 2006, the Company employed 460 full time equivalent employees compared to 431 at September 30, 2005. The growth in full time equivalent employees is due to the expansion of our de novo banks and organic growth of existing operations. The annual cost of living and performance raises awarded to employees effective January 1, 2006, which averaged 4.58%, have also contributed to the increase. Also included in salaries and employee benefits is $0.3 million and $0.9 million related to stock-based compensation due to the adoption of SFAS 123(R) for the three and nine months ended September 30, 2006, respectively. Under the prior accounting rules in place during 2005, the Company did not recognize any expense related to stock-based compensation. Another contributor to the increase in salary and benefit costs was the variable compensation associated with increased investment banking and insurance revenues during the three and nine months ending September 30, 2006 as compared to the same periods in 2005. Bonuses related to investment banking and insurance transactions increased $0.2 and $0.7 million for the three and nine months ending September 30, 2006, when compared to the same periods in 2005.

Occupancy Costs. Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for the first nine months of 2006 have remained relatively stable when compared to the same period in 2005, as the majority of our de novo locations were in place as of September 30, 2005. The slight increase is primarily due to depreciation from the expansion of several existing locations and increases in common area management charges.

Other Operating Expenses. Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier) and regulatory assessments. For the three and nine months ended September 30, 2006, other operating expenses were stable with the same periods in 2005.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $0.1 million and $1.2 million for the three and nine months ended September 30, 2006, compared to $0.8 million and $1.9 million for the same periods in 2005. For the first nine months of 2006, the Company had net recoveries of $0.2 million compared with net charge-offs of $0.2 million for the first nine months of 2005. As of September 30, 2006, the allowance for loan and credit losses amounted to 1.21% of total loans, compared to 1.29% at September 30, 2005. The Company’s percentage of non-performing assets to total assets decreased to 3 basis points as of September 30, 2006 from 4 basis points in 2005. The decrease in the provision for loan and credit losses for the three and nine months ended September 30, 2006, is due to the increase in the allowance for loan losses through net loan recoveries and the overall improvement in our credit quality measures.

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

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses is recorded in Accrued Interest and Other Liabilities in the accompanying consolidated balance sheet. Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances, as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	Nine months ended	Year ended	Nine months ended
	September 30, 2006	December 31, 2005	September 30, 2005
	(in thousands)
Allowance for loan losses at beginning of period	$16,906	$14,674	$14,674
Charge-offs:
Commercial	(262)	(363)	(325)
Real estate — mortgage	(1)	(246)	(246)
Consumer	(25)	(99)	(41)
Total charge-offs	(288)	(708)	(612)
Recoveries:
Commercial	486	104	72
Real estate — mortgage	25	277	271
Consumer	1	94	93
Total recoveries	512	475	436
Net charge-offs	224	(233)	(176)
Provisions for loan losses charged to operations	585	2,465	1,942
Allowance for loan losses at end of period	$17,715	$16,906	$16,440

Allowance for credit losses at beginning of period	$—	$—	$—
Provisions for credit losses charged to operations	577	—	—
Allowance for credit losses at end of period	$577	$—	$—

Total provision for loan and credit losses	$1,162	$2,465	$1,942
Ratio of net recoveries (charge-offs) to average loans (1)	0.02%	(0.02)%	(0.02)%
Average loans outstanding during the period	$1,420,812	$1,209,377	$1,178,780

(1)            The ratios for the nine months ended September 30, 2006 and 2005 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
	2006	2005	2005
	(dollars in thousands)
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$ 196	$ —	$ 225
Nonaccrual loans	448	907	480
Total nonperforming loans	644	907	705
Repossessed assets	—	—	6
Total nonperforming assets	$ 644	$ 907	$ 711
Allowance for loan and credit losses	$ 18,292	$ 16,906	$ 16,440

Ratio of nonperforming assets to total assets	0.03%	0.05%	0.04%
Ratio of nonperforming loans to total loans	0.04%	0.07%	0.06%
Ratio of allowance for loan and credit losses to total loans	1.21%	1.27%	1.29%
Ratio of allowance for loan and credit losses to nonperforming loans	2840.37%	1863.95%	2331.91%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of September 30, 2006:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Federal funds purchased	$ 40,900	$ —	$ —	$ —	$ 40,900
TIO funds purchased	10,000	—	—	—	10,000
FHLB overnight funds purchased	90,500	—	—	—	90,500
Securities sold under agreements to repurchase	246,346	—	—	—	246,346
FHLB advances	99,973	—	—	—	99,973
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,645	8,910	6,371	4,778	24,704
Total contractual obligations	$ 492,364	$ 8,910	$ 6,371	$ 76,944	$ 584,589

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2006, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$ 430,286	$ 240,636	$ 22,344	$ 6,878	$ 700,144
Standby letters of credit	37,480	3,861	5	—	41,346
Commercial letters of credit	5,604	682	4,303	—	10,589
Unfunded commitments for partnership interests	5,263	—	—	—	5,263
Company guarantees	4,848	—	—	—	4,848
Total commitments	$ 483,481	$ 245,179	$ 26,652	$ 6,878	$ 762,190

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Because the interest-rate swaps recorded on the balance sheet at September 30, 2006 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At September 30, 2006, shareholders’ equity totaled $155.6 million, a $19.1 million increase from December 31, 2005. The increase in shareholders’ equity is primarily due to net income of $17.3 million, $2.3 million from the issuance of common stock from option exercises and the Company’s employee stock purchase plan, $1.6 million due to the accounting treatment of SFAS 123R, $0.3 million from the issuance of common stock in the ACMG earn-out and $1.2 increase in the tax-effected fair value of available-for-sale securites and derivative instruments. These transactions were offset by $3.6 million in dividends paid on our common stock.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses. As of September 30, 2006, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with ten other correspondent banks with an aggregate credit line of $225.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At September 30, 2006, we had $114.4 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase. We also participate in the U.S. Treasury’s Term

Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Bank.

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

Net cash provided by operating activities totaled $19.7 million and $16.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase was derived from cash received from both net interest income and non-interest income as well as a reduction in expenditures on other assets, offset by higher operating expenses. Our average interest-earning assets increased by $228.7 million from September 30, 2005 to September 30, 2006, while our interest-bearing liabilities only increased by $192.6 million. Our net interest margin decreased slightly to 4.19% for the nine months ended September 30, 2006, from 4.25% as of September 30, 2005. The net increase in our interest-earning assets helped drive our cash receipts from net interest income. Our cash receipts from our fee-based business lines experienced continued increases, primarily due to the M&A transactions closed by GMB and the wealth transfer business of the insurance segment.

Net cash used in investing activities totaled $188.0 million and $153.5 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily related to a $26.9 million increase in net loan originations and a $28.4 million decrease in cash inflows from investment maturities, offset by a $17.8 million decrease in investment and BOLI purchases. The Company continues to target an asset mix whereby investments comprise approximately 25% of total assets, which may change based on the Company’s collateral needs.

Net cash provided by financing activities totaled $176.4 million and $151.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash provided by financing activities is primarily attributed to a $118.0 million net increase in short-term wholesale funding (federal funds purchased, securities sold under agreement to repurchase, and advances from the FHLB). These items were offset by an $80.2 million decrease in demand, NOW, money market and savings account inflows as well as a $14.3 million decrease in inflows from certificates of deposit. Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations. During short-term periods the Company may utilize FHLB advances; fed funds purchased or brokered CDs in an effort to meet certain funding requirements. These sources of funds may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

•                  Those risks identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

COBIZ INC.

Date:	November 9, 2006	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	November 9, 2006	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer