Form 10-K
period 2006-12-31
COBIZ INC
filed 2007-03-15
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark one)

☒                              Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006.

OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                           to

Commission file number 001-15955

COBIZ INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 l7th Street
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 293-2265

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2006 computed by reference to the closing price on the NASDAQ Global Select Market was $335,190,472.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock on March 5, 2007, was 23,832,862.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.  Business

Overview

CoBiz Inc. (“CoBiz” or the “Company”) is a diversified financial holding company headquartered in Denver, Colorado.  Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses.  As of December 31, 2006, we had total assets of $2.1 billion, net loans of $1.5 billion, and deposits of $1.5 billion.  We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.  Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994 who are still current shareholders.

Our wholly owned subsidiary CoBiz Bank, N.A. (the “Bank”), is a full-service business banking institution serving two markets, Colorado and Arizona.  In Colorado, the Bank operates under the name Colorado Business Bank and has 11 Colorado locations, including eight in the Denver metropolitan area, two in Boulder and one just west of Vail.  In Arizona, the Bank operates under the name Arizona Business Bank and has seven locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is headed up by a local president with substantial decision-making authority. We focus on attracting and retaining high quality personnel by maintaining an entrepreneurial culture and a decentralized business approach.  We centrally support our bank and fee-based businesses with back office services from our downtown Denver office.

Our banking products are complemented by our fee-based business lines, which we first introduced in 1998 when we began offering trust and estate administration services.  Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, wealth transfer planning, investment banking and investment management services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net interest income.

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

Operating Segments

We operate six distinct segments, as follows:

•                  Business Banking in the Colorado market through Colorado Business Bank

•                  Business Banking in the Arizona market through Arizona Business Bank

•                  Investment Banking services

•                  Investment Advisory and Trust

•                  Insurance

•                  Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Business banking through: Colorado Business Bank Arizona Business Bank	• Commercial banking • Real estate banking • Private banking • Treasury management
Investment Banking Services	• Merger and acquisition advisory services • Institutional private placements of debt and equity • Strategic financial services
Investment Advisory and Trust

•   Customized client investment policy
•   Proprietary bond and equity offerings
•   Tailored asset allocation strategies
•   Trust administration
•   Investment management
•   Estate settlements
•   Family office services

Insurance

•   Estate and business succession planning
•   Employee benefits and retirement planning
•   Executive compensation and benefits planning
•   Commercial lines
•   Personal lines
•   Private client
•   Risk management services

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

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2006.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank N.A.	0.32%	1.53%
Other in-state banks	6.68%	39.63%
Out-of-state banks	93.00%	58.84%
Total	100.00%	100.00%

Total state deposits (in thousands)	$78,867,502	$76,329,690

With our core banking franchise and four fee-based businesses, we have a large customer base of commercial and high-net-worth individuals that fit the target profile of each business line.  To facilitate organic growth and cross-referrals between our business lines, we created CoBiz Advisors in 2006 to focus on bringing a concentration of knowledge about each business line to a designated function. The mission of CoBiz Advisors is to unify our company for the benefit of clients and shareholders by serving as an additional resource for internal and external customers in delivering the full suite of the Company’s products and services.

De novo branching.  We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states.  This strategy has been successful in Colorado and is being implemented in the Arizona market.  Since the acquisition of the Company by private investors in 1994, we have introduced nine Colorado and five Arizona de novo locations.

Fee-based business lines.  We began offering trust and estate administration services in 1998; employee benefits brokerage and consulting in 2000; property & casualty (“P&C”) insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003.  We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our non-interest income and decrease our dependency on net-interest income.  During 2003, we expanded our investment banking presence by opening an office in Arizona.  In 2005, we expanded our P&C line in Arizona through the addition of an experienced producer familiar with the market.  We are also exploring the expansion of our investment management presence in Arizona.  We feel that this strategy, similar to our de novo approach in banking, is a cost-effective way for our fee-based business lines to enter the Arizona market.

Establish strong brand awareness.   In late 2005, we began work to clarify and strengthen the CoBiz brand, focusing on the relationship between each of our business lines, our unique breadth of services and our exceptional reputation in the markets we serve. The project analysis, which was completed in 2006, included extensive customer and market research to help develop a cohesive and comprehensive approach to our internal and external communications efforts while leveraging the power of each subsidiary as part of the larger company.  We expect to continue our branding initiative in 2007, further refining the brand platform, including unifying the look and feel of the CoBiz identity across the franchise.

New product lines.  We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, insurance, deposit and trust products to our target customer base.

In the past few years, we have:

•                  Greatly expanded our lending capabilities to allow for the origination of larger and more complex real estate loans, leveraged financings and cash flow lending.

•                  Implemented a number of new deposit products, including Health Savings Accounts, expanded money market accounts, retail lockbox, an online bill pay feature and remote deposit capture for our commercial clients.  We also began offering a new service for large deposit customers that provides deposit insurance in excess of the FDIC limit of $100,000.  The service, Certificate of Deposit Account Registry Service (“CDARS”), matches customer funds in excess of the FDIC limit within a network of participating banks so that all participating banks are holding less than the FDIC limit.

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

•                  Formed GMB Business Advisors to focus on investment banking transactions of $2-15 million.  GMB Business Advisors, a sub-set of our investment banking subsidiary, Green Manning & Bunch, Ltd. (“GMB”), represents buyers and sellers on transactions that are smaller than those typically serviced by GMB.

•                  Created CoBiz Select Portfolios, a group of diversified investment portfolios ranging from conservative to aggressive which is managed by ACMG.

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

Emphasizing high quality customer service.  We believe our ability to offer high quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 18 locations or simply do not have the time to go to the Bank.  We also offer remote deposit capture, which allows our customers to make deposits electronically from their office utilizing our software solution.

Maintaining asset quality and controlling interest rate risk.  We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review officer who reports to the President of the Company but submits reports directly to the audit committee of our board of directors.  As of December 31, 2006, our ratio of nonperforming loans to total loans was 0.09%, compared to 0.07% as of December 31, 2005, which is significantly better than industry averages.

We seek to control our exposure to changing interest rates by attempting to maintain an interest-rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or re-price over periods of 12 months or less.  We have also enhanced our interest-rate risk modeling through the acquisition of a new asset/liability system and use of interest rate swaps in 2004.

Achieving efficiencies and economies of scale through centralized administrative and support operations.  We seek to maximize operational and support efficiencies in a manner consistent with maintaining high quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and treasury management services at our downtown Denver office. We believe this structure allows our business development professionals to focus on customer service and sales strategies directed at each community that we serve.

Acquisitions.  We intend to continue to explore acquisitions of financial institutions or financial service entities, including opportunities in Colorado, Arizona and other western states.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives.  While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe that, by focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services, we enhance our market position and add growth opportunities.

Market Areas Served

We operate in two of the fastest growing western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.  Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

Colorado.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services.  The Denver metropolitan area is one of the fastest growing regions in the nation, helping to make Colorado the eighth-fastest growing state in the United States in terms of percentage population growth from July 2005 to July 2006.  The population of the seven-county Denver metropolitan region has grown to approximately 2.6 million with a workforce of 1.4 million as of November 2006.  The region’s population growth rate has consistently outpaced the nation’s rate every decade since the 1950s. The state’s unemployment rate as of December 2006 was 3.9%, the lowest level in five years.  The state of Colorado’s population growth is projected to increase by 35% from the year 2000 to the year 2030.

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

•      The Vail Valley location is anchored by Vail, a prime mountain resort with a vigorous construction market for high-end primary and second homes.  Construction activity in this area is fueling growth in other commercial businesses supporting the expanding population base in the market.

Arizona. Arizona’s primary economic sectors include trade, manufacturing, mining, agriculture, construction, tourism and services, which is the largest economic sector.  Arizona consistently had one of the highest population growth rates in the nation during the latter half of the twentieth century, including being the fastest growing state in terms of percentage population growth from July 2005 to July 2006.  This population growth has been the primary driver behind the Arizona economy.  Our banks are located in Maricopa County, which is the nation’s fourth-largest county in terms of population size. Approximately 60% of Arizona’s population, or 3.6 million, reside in Maricopa County, with a workforce of 1.9 million.  Through November 2006, the greater Phoenix area saw a 5.2% growth rate in its nonfarm employment base from the prior November, versus 1.3% for the national average during this period.  The December 2006 unemployment rate for the Phoenix metropolitan area was 3.3%.  The state of Arizona’s population growth is projected to increase by 109% from the year 2000 to the year 2030. The following is selected additional market data regarding the Arizona markets we serve:

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

•      Our office in Tempe is located in the center of the Phoenix metropolitan area.  Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in the area.

Competition

CoBiz and its subsidiaries face competition in all of our principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.

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

Please see “Risk Factors — Our business and financial condition may be adversely affected by an increase in competition,” below for additional information.

Employees

At January 31, 2007, we had 485 employees, including 460 full-time equivalent employees.  Employees of the Company enjoy a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans, and paid vacations.  No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

	At December 31, 2006
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	11.7%	8.0%
Tier I capital to risk-weighted assets	9.9%	4.0%
Tier I leverage ratio	8.6%	4.0%

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

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to recent corporate scandals.  The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company’s audit committee must appoint and oversee the company’s auditors; (b) each member of the company’s audit committee must be independent; (c) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company’s audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.   The Sarbanes-Oxley Act also requires the registered public accounting firm that issues the audit report to issue a report on management’s attestation on internal control over financial reporting.

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

Dividend Restrictions.  Dividends paid by the Bank and management fees from the Bank and our fee-based business lines provide substantially all of our cash flow.  The approval of the OCC is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years.  In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  See “— The Bank — Capital Adequacy.”

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

	At December 31, 2006
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	10.8%	8.0%
Tier I capital to risk-weighted assets	9.8%	4.0%
Tier I leverage ratio	8.6%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Increasingly severe restrictions are placed on a depository institution as its capital level classification declines.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%.  An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances).  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Under these regulations, as of December 31, 2006, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

On November 15, 2005, the Basel Committee on Banking Supervision updated the status of the revised draft of the New Basel Capital Accord originally issued in January 2001.  The New Accord consists of three pillars that address (1) minimum capital requirements; (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes; and (3) market discipline.  The Company continues to monitor developments of the proposed Accord.  The final rules are not anticipated to be effective until January 2008.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  Assessment rates range from $0 to $0.27 per $100.  This classification for determination of assessment rates may be reviewed semi-annually.  The Bank currently does not pay an assessment rate for FDIC deposit insurance. However, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.

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

GMB is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB.  GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2006-. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

FDL provides wealth transfer planning through the use of life insurance products.  State governments extensively regulate our life insurance activities.  We sell our insurance products throughout the United States and the District of Columbia through licensed insurance producers.  Insurance laws vary from state to state.  Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates.  While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws.  We market these financial products through M Holdings Securities, Inc., a registered broker-dealer and a member of the NASD and Securities Investor Protection Corporation.

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

Website Availability of Reports Filed with the Securities and Exchange Commission

The Company maintains an Internet website located at www.cobizinc.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements.  These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines.  The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Changes in economic conditions may cause us to incur loan losses.

The inability of borrowers to repay loans can erode our earnings and capital.  Our loan portfolio is somewhat less diversified than that of a traditional community bank because it includes a higher concentration of larger commercial and real estate loans.  Substantially all of our loans are to businesses and individuals in the Denver and Phoenix metropolitan areas, and any economic decline in these market areas could result in increased delinquencies, problem assets and foreclosures, reduced collateral value and reduced demand for loans and other products and services and, accordingly, could impact us adversely.

Our allowance for loan losses may not be adequate to cover actual loan losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, although our level of delinquencies historically has been low, we have been increasing and expect to continue to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the favorable economic conditions in Colorado and Arizona deteriorate.  The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

Our commercial and construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Repayment of commercial real estate loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Rental income may not rise sufficiently over time to meet increases in the loan rate at repricing or increases in operating expenses, such as utilities and taxes. As a result, impaired loans may be more difficult to identify without some seasoning. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

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

Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

A majority of our loans are secured by real estate. This concentration could hurt our business, including as a result of a downturn in our real estate markets.

A downturn in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 68% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Arizona and Colorado. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation recently finalized joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio as of December 31, 2006 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

To the extent that any of the real estate securing our loans becomes subject to environmental liabilities, the value of our collateral will be diminished.

In certain situations, under various federal, state and local environmental laws, ordinances and regulations and the common law, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property or damage to property or personal injury. Such laws may impose liability whether or not the owner or operator was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures by one or more of our borrowers. Such laws may be amended so as to require compliance with stringent standards which could require one or more of our borrowers to make unexpected expenditures, some of which could be substantial. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. One or more of our borrowers may be responsible for such costs which would diminish the value of our collateral. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of the cash flow of one or more of our borrowers, which would diminish the ability of any such borrowers to repay our loans.

We may experience difficulties in managing our growth.

As part of our strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo branch openings or new bank formations. We believe that it may take up to 18 months for new banking facilities to first achieve operational profitability due to the impact of overhead expenses, and the start-up phase of generating loans and deposits. To the extent that we undertake growth initiatives, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Our profitability, is in part, a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable-and fixed-rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.  In addition, an increase in interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their loans.

Our ability to grow is substantially dependent upon our ability to increase our deposits.

Our primary source of funding growth is through deposit accumulation. Our ability to attract deposits is significantly influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. If we are not successful in increasing our current deposit base to a level commensurate with our funding needs, we may have to seek alternative higher cost wholesale financing sources or curtail our growth.

Our business and financial condition may be adversely affected by competition.

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

By virtue of their larger capital bases or affiliation with larger multibank holding companies, many of our competitors have substantially greater capital resources and lending limits than we have and perform other functions that we offer only through correspondents. Interstate banking and unlimited state-wide branch banking are permitted in Colorado and Arizona. As a result, we have experienced, and expect to continue to experience, greater competition in our primary service areas. Our business, financial condition, results of operations and cash flows may be adversely affected by competition, including any increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized financial service holding companies.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our consolidated results of operations and consolidated financial condition.

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

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a financial holding company, we are also subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

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

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined and our independent registered public accounting firm has attested that our internal controls over financial reporting were effective as of December 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We must evaluate whether any portion of our recorded goodwill is impaired.  Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

As of December 31, 2006, goodwill represented approximately 1.9% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment).  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption.  Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values.  Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.  Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Our fee-based businesses are subject to quarterly and annual volatility in their revenues and earnings.

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, Green Manning & Bunch Ltd., the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance and Financial Designs, Ltd., our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  In addition, a substantial portion of the revenues and earnings of our insurance segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.  With respect to our investment advisory business, Alexander Capital Management Group, LLC., our revenues and earnings are dependent exclusively on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of Alexander Capital Management Group, LLC. for a particular quarter or year.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of December 31, 2006, we had 11 bank locations in Colorado, seven bank locations in Arizona, four fee-based locations in Colorado and an operations center in Colorado. Our executive offices are located at 821 Seventeenth Street, Denver, Colorado, 80202.  We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company.  See “Certain Relationships and Related Transactions” under Item 13 of Part III.  The terms of these leases expire between 2011 and 2016.  The Company leases all of its facilities.  The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
Denver	821 Seventeenth Street, Denver, CO 80202	2011
Denver - Operations	717 17th Street, Ste. 400, Denver, CO 80202	2010
Tremont	1275 Tremont Place, Denver, CO 80202	2014
Littleton	101 W. Mineral Avenue, Littleton, CO 80120	2012
Prince	2409 W. Main Street, Littleton, CO 80120	2009
Boulder	2025 Pearl Street, Boulder, CO 80302	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2009
West Metro	15710 W. Colfax Avenue, Golden, CO 80401	2011
Northeast	4695 Quebec Street, Denver, CO 80216	2013
Northwest	400 Centennial Parkway, Ste. 100, Louisville, CO 80027	2009
DTC	8400 E. Prentice Avenue, Ste. 150, Englewood, CO 80111	2008
Vail Valley	P.O. Box 2826 Northstar Center, Edwards, CO 81632	2009
Phoenix	2600 N. Central Avenue, Phoenix, AZ 85012	2017
Camelback	3200 E. Camelback RD, Ste. 129, Phoenix, AZ 85018	2012
Chandler	2727 W. Frye Rd, Ste. 100, Chandler, AZ 85224	2010
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Scottsdale	6929 E. Greenway Parkway, Ste. 150, Scottsdale, AZ 85254	2011
Surprise	12775 W. Bell Road, Surprise, AZ 85374	2016
Tempe	1620 W. Fountainhead Parkway, Ste. 119, Tempe, AZ 85282	2012

		Lease
Fee-Based Locations	Address	Expiration
Alexander Capital
Management Group	1099 Eighteenth Street, Ste. 2810, Denver, CO 80202	2012
CoBiz Insurance, Inc.	10901 W. Toller Drive, Littleton, CO 80127	2009
Financial Designs Ltd.	1775 Sherman Street, Ste. 1800, Denver, CO 80203	2013
Green Manning &
Bunch, Ltd.	370 Seventeenth Street, Ste. 3600, Denver, CO 80202	2010

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is traded on the Nasdaq Global Select Market under the symbol “COBZ.” At February 13, 2007, there were approximately 574 shareholders of record of CoBiz Common Stock.

The following table presents the range of high and low sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2005:
First Quarter	$22.060	$18.400	$0.045
Second Quarter	19.460	16.450	0.045
Third Quarter	20.230	17.510	0.050
Fourth Quarter	19.650	17.000	0.050
2006:
First Quarter	$20.940	$18.060	$0.050
Second Quarter	22.750	19.210	0.050
Third Quarter	23.960	20.760	0.060
Fourth Quarter	23.600	21.740	0.060

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

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2001 and the closing prices on December 31, 2002, 2003, 2004, 2005 and 2006, with the hypothetical cumulative total return on the Russell 2000 Index and the Nasdaq Bank Index for the comparable period.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
CoBiz Inc.	$100.00	$111.32	$140.04	$233.90	$212.25	$259.30
Russell 2000 Index	$100.00	$79.54	$117.14	$138.72	$145.12	$171.86
NASDAQ Bank Index	$100.00	$106.93	$142.25	$161.66	$158.54	$180.42

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated.  During 2003, the Company completed two acquisitions of companies in merger transactions as described in Part I, Item 1.  In addition, data has been restated to give retroactive effect to a three-for-two stock split effectuated on April 26, 2004, where applicable.

	At or for the year ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Statement of income data:
Interest income	$136,444	$103,456	$77,267	$64,804	$62,418
Interest expense	57,015	32,481	17,387	14,234	18,347
Net interest income before provision for loan losses	79,429	70,975	59,880	50,570	44,071
Provision for loan losses	1,342	2,465	3,015	2,760	2,590
Net interest income after provision for loan losses	78,087	68,510	56,865	47,810	41,481
Noninterest income	29,965	25,153	27,801	17,004	9,823
Noninterest expense	71,927	62,480	56,809	44,337	33,600
Income before taxes	36,125	31,183	27,857	20,477	17,704
Provision for income taxes	13,299	11,177	10,231	7,447	6,677
Net income	$22,826	$20,006	$17,626	$13,030	$11,027

Earnings per share - basic	$1.01	$0.90	$0.81	$0.64	$0.56
Earnings per share - diluted	$0.98	$0.87	$0.78	$0.61	$0.53
Cash dividends declared per common share	$0.22	$0.19	$0.17	$0.15	$0.13
Dividend payout ratio	21.78%	21.05%	20.95%	22.92%	22.62%

Balance sheet data:
Total assets	$2,112,423	$1,933,056	$1,699,561	$1,403,877	$1,118,649
Total investments	438,894	466,150	485,234	368,218	271,114
Loans	1,544,460	1,332,668	1,114,307	943,615	798,869
Allowance for loan losses	17,871	16,906	14,674	12,403	10,388
Deposits	1,476,337	1,326,952	1,147,010	959,178	856,965
Junior subordinated debentures	72,166	72,166	71,637	40,570	20,000
Common shareholders’ equity	162,675	136,544	122,085	95,664	82,004

Key ratios:
Return on average total assets	1.11%	1.10%	1.13%	1.06%	1.08%
Return on average shareholders’ equity	15.45%	15.42%	15.84%	14.52%	14.57%
Average equity to average total assets	7.19%	7.16%	7.16%	7.29%	7.40%
Net interest margin	4.20%	4.27%	4.18%	4.38%	4.55%
Efficiency ratio (1)	64.12%	64.83%	65.09%	65.70%	62.57%
Nonperforming assets to total assets	0.06%	0.05%	0.08%	0.11%	0.22%
Nonperforming loans to total loans	0.09%	0.07%	0.12%	0.16%	0.31%
Allowance for loan losses to total loans	1.19%	1.27%	1.32%	1.31%	1.30%
Allowance for loan losses to nonperforming loans	1392.30%	1863.95%	1056.44%	816.52%	425.39%
Net (recoveries) charge-offs to average loans	(0.01%)	0.02%	0.07%	0.09%	0.15%

(1)             Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains on asset sales.

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

Industry Overview.  The U.S. commercial banking industry remained strong during 2006 as demand in commercial and industrial (“C&I”) and real estate lending supported asset growth.  However, strong competition within the lending industry tightened spreads over banks’ cost of funds.  The flattening of the yield curve also pressured net interest margins and lowered the overall return on assets.  The interest rate environment also resulted in a decrease in investment portfolios and decreased growth in core deposits.  Investment portfolios decreased due to the interest rate impact on market values and efforts to mitigate interest rate risks.  Deposit growth was challenging as depositors were less inclined to maintain liquid deposits as interest rates have risen over the past few years.  Asset quality for the industry remained strong, as nonperforming assets to total assets hit the lowest level in the past five years as of December 31, 2005.  The trend in asset quality was reflected in the allowance for loan losses as a percentage of total loans, which was also at its lowest point in the past five years as of December 31, 2005.

Company Overview.  From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2006, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 18 bank locations, four fee-based businesses and total assets of $2.1 billion.  Certain key metrics of our operating segments as of December 31, 2006 and 2005 are as follows:

	Colorado	Arizona	Investment	Investment		Corporate
	Business	Business	Banking	Advisory &		Support and
	Bank	Bank	Services	Trust Services	Insurance	Other	Consolidated
(in thousands, except per share data)				2006
Net income (loss)	$18,263	$7,825	$543	$161	$636	$(4,602)	$22,826
Diluted earnings per share (loss)	$0.79	$0.33	$0.02	$0.01	$0.03	$(0.20)	$0.98
Total assets	$1,410,769	$660,647	$9,369	$6,131	$22,436	$3,071	$2,112,423

				2005
Net income (loss)	$18,099	$4,928	$474	$176	$572	$(4,243)	$20,006
Diluted earnings per share (loss)	$0.79	$0.21	$0.02	$0.01	$0.02	$(0.18)	$0.87
Total assets	$1,342,522	$554,591	$7,735	$5,398	$20,490	$2,320	$1,933,056

Noted below are some of the significant financial performance measures and operational accomplishments for 2006:

•                  Our commercial banking franchise had strong growth in both net income and earnings per share during 2006 as compared to 2005.  Our loan portfolio, the largest interest-earning asset base of the Company, increased 16% in 2006.  The increase was driven primarily by our Arizona operations, where we continue to experience significant growth and which grew 26% for the year.  The Company opened two de novo banks in Arizona during 2005 that contributed to that market’s increase.  The Colorado bank, which is in a more mature market, saw strong growth as well with an 11% increase for the year.

•                  Investment Banking Services again contributed $0.02 per diluted share in 2006.  Investment banking revenues are transactional in nature and as a result, the segment’s earnings can be more volatile.  While not a significant source of the Company’s earnings, the segment has been a positive contributor over the last several years.

•                  Investment Advisory and Trust Services, while a less significant part of our overall operations, continues to recognize increases in revenue production and growth in assets under management.  During 2006, the Company implemented a new operational platform to enhance the investment management process.

•                  Our Insurance segment had a slight increase in net income and earnings per share during 2006, primarily due to growth in the wealth transfer business.

•                  Corporate Support and Other had an increase in its net loss and loss per share, primarily due to an increase in interest rates that increased our interest expense on our variable-rate junior subordinated debentures and an increase in salaries and employee benefits.

•                  During the fourth quarter of 2006, the Company restructured a portion of its investment portfolio to enhance its net interest margin and improve future earnings.  Investment securities were sold resulting in a pre-tax charge of $1.7 million, or $0.05 per diluted share.

•                  During the fourth quarter of 2006, the Company began the process of selling additional common stock through a secondary offering that subsequently closed on January 24, 2007.  The Company sold 975,000 shares of common stock at a public offering price of $20.90.  The proceeds will primarily be used to support the growth of the Bank, as well as general corporate purposes.

This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Form 10-K beginning on page F-1.  For a discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to our Consolidated Financial Statements.

Bank.  The commercial bank segments, the cornerstone of our franchise, had continued success in 2006 growing the balance sheet and earnings.  Loans grew by 16%, deposit and customer repurchase agreements grew by 10% and earnings grew by 13%.  The growth by the Bank was encouraging since 2006 was a challenging year for the Bank and the industry as we faced increased competition and narrowing spreads between our interest-bearing assets and our cost of funds.  While loan demand continued to grow in the double digits, lower-cost deposit accounts (excluding time deposits and customer repurchase agreements) slowed to single digit growth resulting in a loan-to-deposit ratio that exceeded 100% as of December 31, 2006.  As loan growth outpaced deposit growth, our mix of funding shifted to a higher level of wholesale funds that are at a higher interest rate than core deposits.  Asset quality remained exceptional with non-performing loans to total loans at only 9 basis points at the end of 2006, and the Bank realizing net recoveries of $0.2 million for the year.

Fee-Based Business Lines.  The company’s fee-based business lines — investment banking, insurance, and investment advisory and trust — were all accretive for the year.  Our ratio of noninterest income to total operating revenues was 27% for 2006 compared to 26% in 2005.  This is in line with the Company’s ongoing target of 25%.

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle.

 We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL.  We can assist in planning for the future with wealth transfer and business succession planning from FDL. We are able to protect assets with P&C insurance from CoBiz Insurance.  We can facilitate exit and retirement strategies with merger and acquisition services from GMB, and investment management services with ACMG.  We are also able to preserve our customers’ wealth with trust and fiduciary services from CoBiz Private Asset Management, investment management services from ACMG, and wealth transfer services from FDL.

Critical Accounting Policies

The Company’s discussion and analysis of its consolidated financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate.  Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our consolidated financial condition or consolidated results of operations.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality.  We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio.  We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.  Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 Accounting by Creditors for Impairment of a Loan.

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

Recoverability of Goodwill

SFAS No. 142 Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements.  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.   If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

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

We conducted our annual evaluation of our reporting units as of December 31, 2006.  As discussed in Note 6 to our Consolidated Financial Statements, for the period ending December 31, 2006 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.   The fair value calculations were also tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and reducing projected revenue growth and projected cost savings.  Using this sensitivity approach, there was no impairment identified in any reporting unit.

Share-based Payments

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”).  Prior to the adoption of SFAS 123(R), we applied the intrinsic-value method for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities.

Under SFAS 123(R), we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 14 to our Consolidated Financial Statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life, and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123(R), could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections Disclosure (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. For example, the retrospective provision of SFAS 154 does not apply to the adoption of SFAS 123(R) which includes specific transition provisions. The adoption of SFAS 154 did not have a material impact on the consolidated financial statements.

On December 31, 2006 the Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity.  The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 relates to limited partnerships or similar entities that are not variable interest entities under

FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 became effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on the consolidated financial statements.

On December 31, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  Prior to SAB 108, Companies would evaluate the materiality of financial statement misstatements using either the current year income statement (“rollover” ) or balance sheet approach (“iron curtain”), with the rollover approach focusing on new misstatements added in the current year, and the iron curtain approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  Under SAB 108 a registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered.  SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment is required. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 was effective for the fiscal year ending December 31, 2006.  The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument-an amendment of SFAS No. 133 and SFAS No.140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is evaluating the impact, if any, SFAS 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, FIN 48 will have on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 04-6 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life-insurance arrangements.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The consensus, which has been ratified by the Financial Accounting Standards Board, addresses various issues in determining the amount that could be realized under an insurance contract. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The effects of applying EITF 06-5 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company estimates that a cumulative effect adjustment of approximately $134,000 will be charged to retained earnings to reduce the amount that can be realized on insurance contracts.

Financial Condition

The acquisitions of ACMG and FDL were accounted for as purchases and the assets, liabilities, income and expenses of the acquired entities are included in the Company’s financial statements only for periods following the closing of the acquisitions. For a additional information on the operations of our segments, see the segment information in Note 19 to our Consolidated Financial Statements.

Lending Activities

General.  We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and equipment lease financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $10.0 million.  As of December 31, 2006, substantially all of our outstanding loans were to customers within Colorado and Arizona.  Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  See “Net Interest Income” for an analysis of the interest rates on our loans.

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

Composition of Loan Portfolio.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$482,309	31.6	$421,497	32.0	$386,954	35.2	$308,174	33.1	$254,389	32.3
Real estate — mortgage	698,951	45.8	682,503	51.9	527,266	47.9	454,865	48.8	366,841	46.5
Real estate — construction	292,952	19.2	150,680	11.5	121,138	11.0	109,326	11.7	114,753	14.6
Consumer	57,990	3.8	65,932	5.0	65,792	6.0	61,049	6.6	50,853	6.4
Other	12,258	0.8	12,056	0.9	13,157	1.2	10,201	1.1	12,033	1.5
Loans	$1,544,460	101.2	$1,332,668	101.3	$1,114,307	101.3	$943,615	101.3	$798,869	101.3
Less: allowance for loan losses	(17,871)	(1.2)	(16,906)	(1.3)	(14,674)	(1.3)	(12,403)	(1.3)	(10,388)	(1.3)
Net loans	$1,526,589	100.0	$1,315,762	100.0	$1,099,633	100.0	$931,212	100.0	$788,481	100.0

Our continued penetration into the Arizona market and the addition of new senior-level bankers in both Colorado and Arizona have allowed our loan portfolio (net) to increase by $210.8 million in 2006 and $216.1 million in 2005.  The overall growth in the loan portfolio during 2006 and 2005 was comprised primarily of $158.7 million and $184.8 million in real estate loans (mortgage and construction), respectively and $60.8 million and $34.5 million in commercial loans, respectively.

Under federal law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. As of December 31, 2006, our individual legal lending limit was $29.4 million. Our board of directors has established an internal lending limit of $12.0 million for normal credit extensions and $18.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. As of December 31, 2006 and 2005, the outstanding balances of loan participations sold by us were $53.3 million and $43.8 million, respectively. We have retained servicing rights on all loan participations sold.  As of December 31, 2006 and 2005, we had loan participations purchased from other banks totaling $37.3 million and $26.9 million, respectively.  We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

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

	2006		2005		2004
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	14	7.27%	15	8.10%	9	6.00%
$3.0 million to $6.0 million	78	20.34%	52	15.50%	44	15.80%
$1.0 million to $3.0 million	320	34.44%	287	35.10%	231	33.50%
$0.5 million to $1.0 million	378	17.44%	334	17.60%	294	18.60%
Less than $0.5 million	4,900	20.51%	4,918	23.70%	4,791	26.10%
	5,690	100.00%	5,606	100.00%	5,369	100.00%

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

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (“NAICS”).

	2006		2005
		% of Commercial		% of Commercial
Commercial Loans by NAICS Code (in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio
Construction	$76,101	15.78%	$70,449	16.71%
Wholesale trade	58,601	12.15%	39,000	9.25%
Health Care	56,762	11.77%	52,903	12.55%
Real estate	53,602	11.11%	47,495	11.27%
Manufacturing	43,832	9.09%	40,978	9.72%
Finance and Insurance	38,742	8.03%	46,762	11.09%
Services	32,813	6.80%	23,608	5.60%
All other	121,856	25.27%	100,304	23.81%
	$482,309	100.00%	$421,497	100.00%

Real Estate Mortgage Loans.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (“SBA”) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as US Department of Agriculture (“USDA”) Rural Development loans.  As of December 31, 2006, approximately 0.9% of our outstanding loans were guaranteed by the SBA and 1.3% were guaranteed by the USDA.  We also originate residential mortgage loans on a limited basis as an accomodation to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. We do not actively seek residential mortgage loans for our own portfolio, but, rather, syndicate such loans to other financial institutions. However, for those residential mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 20 years or less.

The following tables summarize the Company’s real estate portfolio, segregated by property type and the geographical regions in which we operate.

	2006		2005		2004
		% of Real Estate		% of Real Estate		% of Real Estate
Real Estate by Type (in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial owner	284,695	40.73%	$281,293	41.21%	$236,086	44.78%
Commercial investor	206,467	29.54%	184,676	27.06%	155,460	29.48%
Residential owner	31,943	4.57%	19,464	2.85%	21,021	3.99%
Residential investor	46,700	6.68%	45,759	6.70%	37,326	7.08%
Land acquisition	129,146	18.48%	151,311	22.18%	77,373	14.67%
	$698,951	100.00%	$682,503	100.00%	$527,266	100.00%

	2006		2005		2004
	Number of	% of Real Estate	Number of	% of Real Estate	Number of	% of Real Estate
Geographic Area	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
COLORADO
Denver	136	10.12%	139	11.40%	137	13.26%
Boulder	146	10.76%	146	10.29%	144	11.42%
Eagle	102	4.99%	92	7.34%	74	10.99%
Arapahoe	128	7.34%	114	7.60%	114	10.43%
Jefferson	113	6.00%	120	7.89%	117	10.19%
Adams	79	5.84%	68	7.66%	50	5.24%
Douglas	42	2.66%	36	3.12%	37	4.33%
Larimer	22	1.35%	12	0.89%	15	1.55%
Weld	19	1.79%	12	1.59%	9	1.04%
All others	81	6.02%	46	3.41%	37	1.77%
Subtotal Colorado	868	56.87%	785	61.19%	734	70.22%
ARIZONA
Maricopa	409	35.56%	295	30.95%	210	24.17%
Mojave	2	0.11%	7	0.81%	6	0.99%
Navajo	9	0.63%	9	0.73%	6	0.90%
Pima	7	1.32%	7	1.67%	4	0.84%
All others	80	5.51%	35	4.65%	25	2.88%
Subtotal Arizona	507	43.13%	353	38.81%	251	29.78%
Total	1,375	100.00%	1,138	100.00%	985	100.00%

Real Estate Construction Loans.  We originate loans to finance construction projects involving one-to-four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project, and 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

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

	At December 31,
(in thousands)	2006	2005	2004	2003	2002
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$990	$—	$76	$—	$8
Nonaccrual loans	335	907	1,313	1,519	2,434
Total nonperforming loans	1,325	907	1,389	1,519	2,442
Repossessed assets	—	—	38	60	6
Total nonperforming assets	$1,325	$907	$1,427	$1,579	$2,448
Allowance for loan losses	$17,871	$16,906	$14,674	$12,403	$10,388
Ratio of nonperforming assets to total assets	0.06%	0.05%	0.08%	0.11%	0.22%
Ratio of nonperforming loans to total loans	0.09%	0.07%	0.12%	0.16%	0.31%
Ratio of allowance for loan losses to total loans	1.19%	1.27%	1.32%	1.31%	1.30%
Ratio of allowance for loan losses to nonperforming loans	1392.30%	1863.95%	1056.44%	816.52%	425.39%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due.  When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings.  Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.  The additional interest income that would have been recognized for the years ended December 31, 2006, 2005, and 2004 if our nonaccrual and restructured loans had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans actually included in our net income for such periods, was not material.  Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan. In addition to the nonperforming assets described above, as of December 31, 2006, we had 51 loan relationships considered by management to be potential problem loans, with outstanding principal totaling approximately $21.4 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract.  For our protection, management monitors these loans closely.  These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories.  However, further deterioration may result in the loan being classified as nonperforming.  The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Balance of allowance for loan losses at beginning of period	$16,906	$14,674	$12,403	$10,388	$8,872
Charge-offs:
Commercial	278	363	414	323	552
Real estate — mortgage	—	246	410	204	65
Consumer	34	99	88	60	75
Other	8	—	55	339	903
Total charge-offs	320	708	967	926	1,595
Recoveries:
Commercial	487	104	83	37	371
Real estate — mortgage	25	277	15	—	17
Consumer	7	90	34	41	3
Other	—	4	91	103	130
Total recoveries	519	475	223	181	521
Net recoveries (charge-offs)	199	(233)	(744)	(745)	(1,074)
Provisions for loan losses charged to operations	766	2,465	3,015	2,760	2,590
Balance of allowance for loan losses at end of period	$17,871	$16,906	$14,674	$12,403	$10,388

Balance of allowance for credit losses at beginning of period	$—	$—	$—	$—	$—
Provisions for credit losses charged to operations	576	—	—	—	—
Balance of allowance for credit losses at end of period	$576	$—	$—	$—	$—

Total provision for loan and credit losses charged to operations	$1,342	$2,465	$3,015	$2,760	$2,590

Ratio of net (recoveries) charge-offs to average loans	(0.01%)	0.02%	0.07%	0.09%	0.15%

Average loans outstanding during the period	$1,446,964	$1,209,377	$1,029,538	$855,085	$737,151

Additions to the allowances for loan and credit losses, which are charged as expenses on our income statement, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios.  Loans charged off, net of amounts recovered from such loans, reduce the allowance for loan losses.  The amount of the allowance is a function of the levels of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current economic conditions.  Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses are adequate to cover anticipated loan and credit losses.  However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances.  Either of these events could adversely affect our earnings.  Further, there can be no assurance that our actual loan and credit losses will not exceed the allowances for loan and credit losses.

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5 Accounting for Contingencies based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves.

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

The table below provides an allocation of the year-end allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2006		2005		2004		2003		2002
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category aas
	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total
(in thousands)	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans
Commercial	$7,162	31.2%	$8,517	31.6%	$4,725	34.7%	$3,058	32.6%	$2,251	31.8%
Real estate — mortgage	4,656	45.3%	4,382	51.2%	3,987	47.3%	3,322	48.2%	2,759	45.9%
Real estate — construction	3,819	19.0%	1,802	11.3%	758	10.9%	1,138	11.6%	799	14.4%
Consumer	652	3.8%	801	5.0%	599	5.9%	381	6.5%	414	6.4%
Other	35	0.8%	44	0.9%	76	1.2%	234	1.1%	773	1.5%
Unallocated	1,547	—	1,360	—	4,529	—	4,270	—	3,392	—
Off-balance sheet commitments	576	—	—	—	—	—	—	—	—	—
Total	$18,447	100.0%	$16,906	100.0%	$14,674	100.0%	$12,403	100.0%	$10,388	100.0%

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

Overall during 2006 and 2005, economic conditions continued to improve and the Company continued to experience positive trends in several credit quality measures.  As a result, the level of allowance for loan and credit losses to total loans has decreased through a reduction in the provision for loan losses.  The Company recorded provision for loan losses of $1.3 million in 2006 versus $2.5 million in 2005.  The Company had net recoveries for 2006 of $199,000, or 1 basis point of average loans.  This translated to an allowance for loan and credit losses equal to 1.19% of total loans as of December 31, 2006, down from 1.27% as of December 31, 2005.

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

•              Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
(in thousands)	2006	2005	2004
Mortgage-backed securities	$321,415	$381,940	$399,478
U.S. Government agencies	74,365	41,206	42,591
Trust preferred securities	22,564	25,782	26,430
Obligations of states and political subdivisions	4,951	5,261	5,520
Other investments	15,599	11,961	11,215
Total	$438,894	$466,150	$485,234

In 2006, the Company identified and subsequently sold approximately $57.7 million in securities that were not in line with the current asset/liability model.  In 2005, the decrease in the investment portfolio was due to efforts to reduce our overall asset sensitivity by deleveraging the overall investment portfolio by not reinvesting investment maturities.  The Company had previously increased the investment portfolio during 2004 with adjustable rate mortgage-backed securities as a method to manage liquidity and risk as well as to provide interest income.

During 2006, our net unrealized loss on the available-for-sale securities decreased $4.2 million to $2.4 million as of December 31, 2006, from $6.6 million as of December 31, 2005.  A decrease of $1.7 million was due to the realization of certain losses on securities included in the aforementioned sale.  Further decreases were due to a significant acceleration of paydown and amortization of our mortgage-backed securities resulting from lower long-term market rates relative to short-term rates.  Securities maturing during the year were replaced with high-yield, short-term agency investments and other mortgage-backed securities.

During 2005, our net unrealized loss on our available-for-sale securities, increased $5.5 million to $6.7 million as of December 31, 2005, compared to $1.2 million as of December 31, 2004. The increase in the net unrealized loss during 2005 was precipitated by a sharp increase in interest rates above the yield of our investment portfolio.  The Company also recorded an other-than-temporary impairment totaling $123,000 on a variable-rate investment in FNMA perpetual preferred securities in 2005.

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. These temporary losses in 2006, 2005 and 2004 are primarily due to increases in interest rates related to our mortgage-backed securities portfolio. These securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The Company does not believe that any of the unrealized losses are a result of the credit quality of the issuing organizations.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio as of December 31, 2006.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	300,283	5.16%	3,187	5.00%	1,276	4.23%	16,669	5.34%	$321,415	5.16%
U.S. Government agencies	69,925	4.21%	4,440	4.05%	—	—	—	—	74,365	4.20%
Trust Preferred securities	421	2.35%	—	—	—	—	22,143	7.95%	22,564	7.85%
Obligations of states and political subdivisions	349	3.57%	2,040	3.42%	1,688	5.75%	874	5.53%	4,951	4.60%
Other investments	13,417	6.13%	2,182	7.23%	—	—	—	—	15,599	5.27%
Total	$384,395	5.02%	$11,849	4.78%	$2,964	5.10%	$39,686	6.80%	$438,894	5.17%

The investment portfolio as of December 31, 2006, does not include any single issuer, other than governmental or government sponsored, for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,
(in thousands)	2006	2005	2004
Goodwill	39,557	38,446	37,581
Intangible assets, net	2,583	3,058	3,598
Bank-owned life insurance	25,581	24,578	15,552
Premises and equipment, net	9,033	9,219	8,320
Accrued interest receivable	9,747	7,261	5,448
Deferred income taxes	7,654	8,391	4,304
Other	13,809	9,490	7,546
Total	$107,964	$100,443	$82,349

The increase in goodwill during 2006 of $1.1 million was related to additional purchase price consideration on FDL and ACMG under the terms of earn-out agreements.  Likewise, the 2005 increases in goodwill of $0.8 million were related to additional purchase price consideration on ACMG and GMB under the terms of earn-out agreements.  The earn-out payments were made to the former owners of those companies.

Bank-owned life insurance increased $1.0 million to $25.6 million as of December 31, 2006, from $24.6 million as of December 31, 2005.  Bank-owned life insurance increased $9.0 million to $24.6 million as of December 31, 2005, from $15.6 million as of December 31, 2004. The 2006 increase was related wholly to growth in the cash surrender value of the policies, while approximately $8.2 million of the 2005 increase was due to the purchase of a series of single-premium policies with the remainder due to growth in the cash surrender values.  Earnings from these policies, by way of increases in their cash surrender value, is intended to offset future costs of employee benefits.

Deferred taxes increased $4.1 million to $8.4 million in 2005, from $4.3 million in 2004.  The increase was primarily due to a $3.0 million increase in deferred taxes related to unrealized losses on our available-for-sale investment and derivative portfolios.

Deposits

Our primary source of funds has historically been customer deposits.  We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits.  These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts.  As of December 31, 2006, $450.2 million, or 30%, of our deposits were noninterest-bearing deposits.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.   Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.  The Company had $104.4 million and $8.1 million in brokered deposits as of December 31, 2006 and 2005, respectively.  Brokered deposits are considered as a wholesale financing source and are used as an alternative to other short-term borrowings.  The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

		For the year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market accounts	$512,007	2.71%	$461,544	1.62%	$398,352	0.82%
Savings	9,475	1.09%	10,357	0.41%	9,642	0.35%
Certificates of deposit under $100,000	77,748	4.04%	83,587	2.88%	76,033	2.41%
Certificates of deposit $100,000 and over	354,029	4.48%	289,607	2.96%	226,113	1.97%
Total interest-bearing deposits	953,259	3.46%	845,095	2.19%	710,140	1.35%
Noninterest-bearing demand deposits	430,083	—	405,270	—	329,651	—
Total deposits	$1,383,342	2.38%	$1,250,365	1.48%	$1,039,791	0.92%

Maturities of certificates of deposit of $100,000 and more are as follows:

(in thousands)	At December 31, 2006
Remaining maturity:
Less than three months	$237,874
Three months up to six months	66,645
Six months up to one year	37,109
One year and over	19,510

Total	$361,138

Deposits increased by $149.4 million to $1.5 billion as of December 31, 2006, from $1.3 billion as of December 31, 2005, and by $179.9 million to $1.3 billion as of December 31, 2005, from $1.1 billion as of December 31, 2004.  Noninterest-bearing demand deposits comprised 30% and 33% of total deposits as of December 31, 2006 and 2005, respectively. Proceeds from deposit origination were primarily used for loan fundings and the purchase of mortgage-backed securities.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option funds offered through the U.S. Treasury, securities sold under agreements to repurchase which generally mature within 60 days or less, and advances from the Federal Home Loan Bank of Topeka (“FHLB”) with original maturities of one year or less and advances under a revolving credit facility. The following table sets forth information relating to our short-term borrowings.

	At or for the year
	ended December 31,
(in thousands)	2006	2005	2004
Federal funds purchased
Balance at end of period	$8,400	$44,000	$37,150
Average balance outstanding for the period	14,640	11,122	13,222
Maximum amount outstanding at any month end during the period	50,004	44,000	37,150
Weighted average interest rate for the period	5.39%	2.81%	1.59%
Weighted average interest rate at period end	5.25%	4.37%	2.43%
Term investment option funds
Balance at end of period	$10,000	$18,000	$—
Average balance outstanding for the period	5,762	5,058	—
Maximum amount outstanding at any month end during the period	13,000	30,000	—
Weighted average interest rate for the period	5.00%	3.71%	0.00%
Weighted average interest rate at period end	5.18%	4.29%	0.00%
FHLB overnight advances
Balance at end of period	$33,800	$63,000	$30,000
Average balance outstanding for the period	64,992	18,123	26,583
Maximum amount outstanding at any month end during the period	102,000	63,000	30,000
Weighted average interest rate for the period	5.21%	4.38%	1.52%
Weighted average interest rate at period end	5.47%	4.40%	2.40%
FHLB term advances
Balance at end of period	$100,000	$40,000	$45,000
Average balance outstanding for the period	106,992	74,761	59,134
Maximum amount outstanding at any month end during the period	150,000	115,000	85,420
Weighted average interest rate for the period	5.10%	3.23%	1.48%
Weighted average interest rate at period end	5.31%	4.17%	2.34%
Securities sold under agreement to repurchase
Balance at end of period	$227,617	$216,726	$233,221
Average balance outstanding for the period	241,945	239,009	233,460
Maximum amount outstanding at any month end during the period	250,146	302,139	283,207
Weighted average interest rate for the period	3.58%	2.47%	1.43%
Weighted average interest rate at period end	3.59%	3.06%	1.64%

Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  As of December 31, 2006 and 2005, all of the outstanding repurchase agreements were transacted on behalf of our customers.

Long-Term Debt

The following table sets forth information relating to our long-term debt.

(in thousands)	2006	2005	2004
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	30,928
CoBiz Capital Trust III	20,619	20,619	—
Colorado Business Bankshares Capital Trust I	—	—	20,090
	$72,166	$72,166	$71,637

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

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations.

	For the year ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004

Interest income	$136,444	$103,456	$77,267
Interest expense	57,015	32,481	17,387
Net interest income before provision for loan losses	79,429	70,975	59,880
Provision for loan losses	1,342	2,465	3,015
Net interest income after provision for loan losses	78,087	68,510	56,865
Noninterest income	29,965	25,153	27,801
Noninterest expense	71,927	62,480	56,809
Income before income taxes	36,125	31,183	27,857
Provision for income taxes	13,299	11,177	10,231
Net income	$22,826	$20,006	$17,626

Earnings per share - basic	$1.01	$0.90	$0.81
Earnings per share - diluted	$0.98	$0.87	$0.78
Cash dividends declared per common share	$0.22	$0.19	$0.17

Earnings Performance.  Net earnings available to common shareholders were $22.8 million for the year ended December 31, 2006, compared with $20.0 million for 2005, and $17.6 million for 2004.  The increase in 2006 over 2005 was primarily due to an increase in net interest income of $9.6 million after provision for loan losses, a $4.8 million increase in noninterest income, offset by a $9.5 million increase in non-interest expense and a $2.1 million increase in provision for income taxes.  The increase in 2005 over 2004 was primarily due to an increase in net interest income of $11.6 million after provision for loan losses, offset by a $5.7 million increase in non-interest expense, and a decrease in non-interest income of $2.7 million.  Reported earnings per share on a fully diluted basis for 2006 were $0.98, versus $0.87 for 2005 and $0.78 for 2004.

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

The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy.  Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  The prime rate was 4.00% at the beginning of 2004, but with the economy expanding, the FOMC raised the fed funds rate five times in the last six months of that year.  This resulted in a corresponding increase in the prime rate which ended the year 2004 at 5.25%.  During 2005, eight 25-basis-point increases in the prime rate raised the rate at the end of 2005 to 7.25%.  The FOMC continued its rate increases for the first half of 2006 resulting in four additional 25-basis-point increases in the prime rate bringing the rate to 8.25% for the latter half of 2006.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost	Balance	or paid	or cost	Balance	or paid	or cost
Assets
Federal funds sold and other	$6,677	$423	6.34%	$3,706	$223	6.02%	$3,960	$145	3.66%
Investment securities (1)	468,343	21,590	4.61%	476,542	18,139	3.81%	422,533	14,471	3.42%
Loans (1), (2)	1,446,964	114,942	7.94%	1,209,377	85,531	7.07%	1,029,538	63,029	6.12%
Allowance for loan losses	(17,356)	—		(15,695)	—		(13,442)
Total interest earning assets	$1,904,628	$136,955	7.19%	$1,673,930	$103,893	6.21%	1,442,589	77,645	5.38%
Noninterest-earning assets
Cash and due from banks	46,187			42,370			35,485
Other	103,622			94,671			76,392
Total assets	$2,054,437			$1,810,971			$1,554,466

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$512,007	$13,857	2.71%	$461,544	$7,469	1.62%	$398,352	$3,272	0.82%
Savings deposits	9,475	103	1.09%	10,357	42	0.41%	9,642	34	0.35%
Certificates of deposits
Under $100,000	78,432	3,177	4.05%	83,587	2,404	2.88%	76,033	1,829	2.41%
$100,000 and over	353,345	15,839	4.48%	289,607	8,561	2.96%	226,113	4,446	1.97%
Total Interest-bearing deposits	$953,259	$32,976	3.46%	$845,095	$18,476	2.19%	710,140	9,581	1.35%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	434,331	18,585	4.28%	348,073	9,607	2.76%	332,399	4,824	1.45%
Junior subordinated debentures	72,166	5,454	7.56%	70,057	4,398	6.28%	59,898	2,982	4.98%
Total interest-bearing liabilities	$1,459,756	$57,015	3.91%	$1,263,225	$32,481	2.57%	1,102,437	17,387	1.58%
Noninterest-bearing demand accounts	430,083			405,270			329,651
Total deposits and interest-bearing liabilities	1,889,839			1,668,495			1,432,088
Other noninterest-bearing liabilities	16,848			12,763			11,090
Total liabilities and preferred securities	1,906,687			1,681,258			1,443,178
Shareholders’ equity	147,750			129,713			111,288
Total liabilities and shareholders’ equity	$2,054,437			$1,810,971			$1,554,466
Net interest income		$79,940			$71,412			$60,258
Net interest spread			3.28%			3.64%			3.81%
Net interest margin			4.20%			4.27%			4.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.48%			132.51%			130.85%

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

	Year ended December 31,			Year ended December 31,
	2006 compared with year			2005 compared with year
	ended December 31, 2005			ended December 31, 2004
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in			due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Federal funds sold and other	$179	$21	$200	$(9)	$87	$78
Investments (1)	(312)	3,763	3,451	1,850	1,818	3,668
Loans and leases (1), (2)	16,803	12,608	29,411	11,010	11,492	22,502
Total interest-earning assets	16,670	16,392	33,062	12,851	13,397	26,248

Interest-bearing liabilities:
NOW and money market accounts	817	5,571	6,388	519	3,678	4,197
Savings	(4)	65	61	3	5	8
Certificates of deposits:
Under $100,000	(148)	921	773	182	393	575
$100,000 and over	1,884	5,394	7,278	1,248	2,867	4,115
Short-term borrowings:
Securities sold under agreements to repurchase and other short-term borrowings	2,381	6,597	8,978	233	4,550	4,783
Junior subordinated debentures	132	924	1,056	506	910	1,416
Total interest-bearing liabilities	5,062	19,472	24,534	2,691	12,403	15,094
Net increase (decrease) in net interest income	$11,608	$(3,080)	$8,528	$10,160	$994	$11,154

(1)   Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)   Loan fees included in interest income are not material.  Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax equivalent basis was $80.0 million for the year ended December 31, 2006, an increase of $8.6 million, or 12%, from $71.4 million as of December 31, 2005.  The increase was primarily due to an increase of $237.6 million in loans and a 98-basis-point increase in the average yield on earning assets, partially offset by a 133-basis-point increase in the average yield on interest-bearing liabilities.  Growth in the loan portfolio exceeded core deposit growth in 2006 resulting in increased usage of wholesale funds, primarily brokered CDs, at a higher cost of funds.  The increase in the yield on interest-bearing liabilities exceeded the increase on the yield of interest-earning assets, resulting in a net decrease to net interest income due to interest rates.  Customer sensitivity to deposit pricing and a competitive market for commercial lending combined to constrain growth in net interest income to the lowest level, in terms of percentage growth, in the past five years.

Net interest income on a tax equivalent basis was $71.4 million for the year ended December 31, 2005, an increase of $11.1 million, or 19%, from $60.3 million as of December 31, 2004.  The increase was primarily due to an increase of $231.3 million in interest-earning assets and an 83-basis-point increase in the average yield on earning assets, partially offset by a 99-basis-point increase in the average yield on interest-bearing liabilities.  The Company benefited by a decrease in average wholesale borrowings, which carry a higher cost of funds than deposits.  Average wholesale borrowings ended 2005 at 33% of average interest-bearing liabilities compared to 36% at the end of 2004.

In order to reduce our asset sensitivity, the Company implemented an asset-liability strategy using interest rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime.  During 2004 and 2005, the Company entered into 11 interest rate swaps with a total notional value of $165.0 million  that typically amortize over a four-year period.  The Company receives a fixed rate and pays a variable rate based on the notional amounts.  The Company had $115.0 million and $165.0 million in notional values outstanding as of December 31, 2006 and 2005, respectively.

Under the terms of these swaps, as of the end of 2006, the Company paid a weighted-average rate of 8.3% and received 6.5%.  As of the end of 2005, the Company paid a weighted-average rate of 7.3% and received 6.3%.  During 2006 and 2005, the Company recognized an 11-basis-point decrease and a 2-basis-point increase in its net interest margin, respectively, due to the interest rate swaps.

Provision and Allowance for Loan Losses.  The provision for loan losses decreased by $1.2 million to $1.3 million for the year ended December 31, 2006, down from $2.5 million for 2005, and $3.0 million in 2004. This decrease was due to continuing improvement in the overall credit quality associated with our loan portfolio and improved economic conditions. Key indicators of asset quality have remained favorable as net charge-offs have decreased each year from 2002 to 2006 and nonperforming assets have consistently been below industry and peer averages.  As of December 31, 2006, the allowance for loan and credit losses amounted to $18.5 million, or 1.19% of total loans compared to 1.27% of total loans in 2005, and 1.32% in 2004.

Noninterest Income.  The following table presents noninterest income for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,

(in thousands)	2006	2005	2004
NONINTEREST INCOME
Deposit service charges	$2,778	$2,812	$2,829
Other loan fees	758	772	679
Trust and advisory income	4,141	3,903	3,647
Insurance revenue	13,094	10,655	9,400
Investment banking income	6,214	5,158	9,251
Other income	2,980	1,853	1,995
Total noninterest income	$29,965	$25,153	$27,801

Trust and Advisory Income.  Trust and advisory income for 2006 increased $0.2 million, or 6%, to $4.1 million, compared to 2005.  Trust and advisory income for 2005 increased $0.3 million, or 7%, to $3.9 million, compared to 2004.  ACMG’s revenues are dependent upon the market value of their assets under management.  As the equity markets have shown improvement, ACMG’s income has increased each year since we acquired them in 2003.

An increase in the market value of assets under management, due to both market increases and the number of clients represented by our investment management group, has contributed to the increase in trust and advisory income each year.  Discretionary assets under management increased to $639.2 million at the end of 2006, from $537.8 million at the end of 2005 and $509.3 million in 2004.

Insurance Income.  Insurance income for 2006 increased $2.4 million, or 23%, to $13.1 million, compared to 2005.  Insurance income for 2005 increased $1.2  million, or 13%, to $10.6 million, compared to 2004. Insurance income is derived from three main areas, wealth transfer, benefits consulting and P&C.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period to period based on the number of transactions that have been closed.  Revenue from benefits consulting and P&C are more recurring revenue sources.

The increase in insurance income for 2006 was primarily due to growth in the wealth transfer division.  As noted above, a significant portion of FDL’s income is transactional in nature, generated by the sale of life insurance policies where a considerable amount is earned when the policy is signed and a smaller amount is earned in subsequent years as the policy is renewed.  During 2006, $5.5 million was earned from this revenue stream compared to $3.4 million in 2005.  The Company has expanded the number of producers in all areas of its insurance operations during 2005 and 2006 and expects the segment to show continued growth.

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

Investment Banking Income.  Investment banking income for 2006 increased $1.1 million, or 20%, to $6.2 million, compared to 2005.  Investment banking income for 2005 decreased $4.1 million, or 44%, to $5.2 million, compared to 2004.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.

2004 was a record year for GMB, with several unusually large transactions closed in that year.  Revenues in 2005 and 2006 are more typical of the fees a firm of their size should recognize in an average year.

Other Income.  Other income for 2006 increased $1.1 million, or 61%, to $1.9 million, compared to 2005.  Other income for 2005 decreased $0.1 million, or 7%, to $1.9 million, compared to 2004.  Other income is comprised of increases in the cash surrender value of Bank-Owned Life Insurance (“BOLI”), earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

The increase in other income for 2006 was primarily due to a $0.7 million increase in earnings on equity method investments in several mezzanine partnerships and $0.3 million in fees collected in conjunction with our customer hedge program.  Earnings on our equity method investments are primarily impacted by the mezzanine funds’ sale of portfolio companies they own an interest in, which are not regular, recurring events.  Fees collected on our customer hedge program are transactional with 2006 being a good year for the sale of interest-rate swaps to our customers, driven partly by the flat/inverted yield curve which has made the product more attractive.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,

(in thousands)	2006	2005	2004
NONINTEREST EXPENSES
Salaries and employee benefits	$46,487	$40,422	$37,514
Stock-based compensation	1,140	—	—
Occupancy expenses, premises and equipment	11,360	10,975	9,427
Amortization of intangibles	475	540	545
Other operating expenses	10,683	10,380	9,323
Loss on sale of other assets and securities	1,782	163	—
Total noninterest expenses	$71,927	$62,480	$56,809

During 2006 our efficiency ratio improved to 64.1% from 64.8% in 2005 and 65.1% in 2004.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Our efficiency ratio has declined as we have begun to recognize the benefit of fixed-cost projects put in place to facilitate the Company’s growth.

Salaries and Employee Benefits.  Salaries and employee benefits for 2006 increased $6.1 million, or 15%, to $46.5 million compared to 2005.  Salaries and employee benefits for 2005 increased $2.9 million, or 7.8%, to $40.4 million compared to 2004.

The increase in 2006 was due to higher staffing levels to accommodate the growth of the franchise and annual merit increases totaling $2.8 million, a $2.1 million increase in the variable compensation on our insurance and investment banking services segments to match the increase in their operating results and a $0.5 million increase in medical insurance costs.  As of December 31, 2006, the Company employed 469 full-time-equivalent employees, compared to 444 in 2005.  The Company also saw an increase in medical costs when it began self-insuring a portion of its medical insurance claims in mid-2006.  Although costs continue to increase, self-insuring a portion of the medical insurance claims is a way to control the rising cost of insurance.

The increase in 2005 was primarily due to the growth of our full-time-equivalent employee base.  As of December 31, 2005, the Company employed 444 full-time-equivalent employees, compared to 410 in 2004.  The growth in full-time-equivalent employees was due to the addition of two new de novo banks, organic growth of existing operations and an investment in the future growth of our Insurance operations by hiring additional producers.  Also contributing to the increase was our annual cost of living and performance raises awarded to employees effective at the beginning of 2005, which averaged 5.0%.  The Company also recognized a 31.0%, or $0.4 million  increase in the cost of providing medical insurance, as medical costs for all industries have continued to rise rapidly.  The increase in normal wages was offset by a $2.1 million decrease in bonus compensation, due to the decrease in revenue from investment banking.

Stock-based Compensation.  The Company adopted SFAS 123(R) on January 1, 2006, which requires us to recognize compensation costs for the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered.  Prior to 2006, the Company applied the intrinsic value method of measuring compensation costs which did not trigger expense recognition in prior periods.  The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs for 2006 increased $0.4 million, or 4%, to $11.4 million compared to 2005.  Occupancy costs for 2005 increased $1.5 million, or 16.4%, to $11.0 million compared to 2004.

The nominal increase in 2006 was primarily due to depreciation of leasehold improvements ($0.2 million) and an increase in common area maintenance ($0.1 million).

The increase in occupancy costs in 2005 was primarily the result of depreciation expense ($0.7 million), rent expense ($0.4 million), and utilities ($0.2 million).  Occupancy costs increased due to the additions of one Colorado and three Arizona bank locations subsequent to the fourth quarter of 2004, as well as the addition of a new operations center.  Beginning in the fourth quarter of 2004, the Company began centralizing its information technology and operational areas in a new leased location.  The move was finalized in the first quarter of 2005 to the new location that includes 24,000 square feet of office and data center space.  This move, as well as our new de novos, increased rent, depreciation and maintenance expense.

Other Operating Expenses.  Other operating expenses for 2006 increased $0.3 million, or 3%, to $10.7 million compared to 2005.  In 2005, other operating expenses increased $1.1 million, or 11.3%, to $10.4 million compared to 2004.  Other operating expense is comprised of marketing, office supplies, professional services, correspondent banking charges, regulatory assessments and operational losses.

The increase in 2006 was primarily due to marketing costs needed to support our business development efforts.

The increase in 2005 was primarily due to professional services ($0.4 million), marketing ($0.3 million), and operational losses ($0.2 million).  Professional services increased primarily due to third-party referral fees paid on investment banking transactions.  Marketing increased as the Company increased its community donations as operating results improved, and as a result of initiatives to increase our loan and deposit bases and grow our fee-based business lines.  The operational losses related primarily to deposit fraud losses incurred by our bank franchise and a loss associated with the termination of an interest-rate hedge.

Loss on Sale of Other Assets and Securities.  During 2006, we rebalanced our investment portfolio by selling certain securities and purchasing other securities and reducing our wholesale funding.

Federal Income Taxes.  The provision for income taxes totaled $13.3 million during 2006, compared to $11.2 million in 2005, and $10.2 million in 2004.  The effective tax rates for 2006, 2005 and 2004 were 36.8%, 35.8% and 36.7%, respectively.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments — which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors — are less predictable.  In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  See Note 15 to our Consolidated Financial Statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments and expenses.  We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The Bank has approved federal funds purchase lines with nine other banks with an aggregate credit line of $225.0 million. The Bank also has a line of credit from the FHLB, lines of credit with three firms to transact repurchase agreements and the Bank may apply for State of Colorado time deposits, all of which are limited by the amount of eligible collateral available to secure the borrowings. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. As of December 31, 2006, we had $170.8 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.  During the second quarter of 2005, we began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants.  The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary source of funds are dividends paid from the Bank and our fee-based business lines, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for merger and acquisition activity (including potential earn-out payments), and payments for the salaries and employee benefits for the employees of the holding company.  The approval of the Office of the Comptroller of the Currency is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, as well as the Company’s compliance with the capital adequacy guidelines of the FRB.  See Item 1 “Business — Supervision and Regulation” and Note 16 to our Consolidated Financial Statements for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends. In addition, as described above in “Business — Supervision and Regulation,” federal regulations establish minimum requirements for the capital adequacy of the Company and the Bank. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to raise adequate capital through one of these financing sources, as needed.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the trusts are not included in the Company’s consolidated financial statements, $55.1 million of the $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board.  On February 28, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $40.4 million if it had been in effect as of December 31, 2006.  The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

On November 2, 2005, the Company filed a universal shelf registration that allows the Company to issue any combination of debt securities, preferred stock, depositary shares, common stock and securities warrants from time to time in one or more offerings up to a total dollar amount of $100.0 million. A new universal shelf registration was filed on January 5, 2007 to allow for the sale of common stock by affiliates of the Company and the original universal shelf registration was withdrawn.  On January 24,

2007, pursuant to the universal shelf registration, we sold 975,000 shares of common stock at a public offering price of $20.90.  In conjunction with the offering, our CEO, one member of our Board of Directors and the estate of one former member of our Board of Directors (“Selling Shareholders”) sold 2,425,262 shares of common stock.  We did not receive any proceeds from the sale of common stock by the Selling Shareholders.

Net cash provided by operating activities totaled $26.5 million, $24.1 and $25.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is comprised of the Company’s net income, adjusted for non-cash charges and changes in operating assets and liabilities.  Our cash uses for operations are expected to continue to grow through the deployment of our de novo strategy and development of our existing branches and fee-based business lines in their respective markets.

Net cash used in investing activities totaled $184.3 million, $219.8 million and $305.7 for the years ended December 31, 2006, 2005 and 2004, respectively.  The 2006 decrease of $35.5 million in cash used was impacted by transactions in our investment portfolio; proceeds from the sale and maturity of investments increased $36.8 million (inflow), offset by an $18.5 million increase in investment purchases.  In addition, net loan originations decreased $7.4 million, purchases of bank-owned life insurance policies decreased $8.0 million and earn-out payments for acquired subsidiaries decreased $1.8 million.  The $85.9 million decrease in cash used in 2005 compared to 2004 was due primarily to a decreases in net securities additions ($127.4 million) and earn-out payments ($7.7 million), offset by increases in net loan originations ($46.6 million), and cash paid for bank-owned life insurance ($4.0 million).

Net cash provided by financing activities totaled $146.1 million, $214.1 million and $278.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The $68.0 million decrease in net cash provided by these activities in 2006 compared to 2005 was the result of a $30.5 million decrease in net deposit inflows and a $38.3 million decrease in short-term borrowings (including customer repurchases). The $64.2 million decrease in net cash provided by financing activities in 2005 compared to 2004 was primarily attributed to the decrease in the issuance of junior subordinated debentures ($30.0 million) in 2005 as compared to 2004; a decrease in cash inflows from total deposits ($7.9 million); and a decrease in cash flows in wholesale borrowings ($25.8 million) including fed funds purchased, repurchase agreements and advances from the Federal Home Loan Bank.  The Company reduced the level of investment securities during 2006 and 2005, allowing us to reduce the level of wholesale borrowing (fed funds purchased, FHLB advances and street repurchase agreements) during those years.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of December 31, 2006:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$8,400	$—	$—	$—	$8,400
TIO funds	10,000	—	—	—	10,000
FHLB overnight funds purchased	33,800	—	—	—	33,800
FHLB advances	100,000	—	—	—	100,000
Repurchase agreements	227,617	—	—	—	227,617
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,601	8,891	6,037	4,282	23,811
Total contractual obligations	$384,418	$8,891	$6,037	$76,448	$475,794

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former owners of FDL based on earnings performance.  As of December 31, 2006, the Company has accrued $0.6 million for an earn-out owed to the former owners of FDL for the fiscal year-end 2006.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period as of December 31, 2006, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$440,835	$229,439	$22,981	$8,650	$701,905
Standby letters of credit	42,650	4,956	5	—	47,611
Commercial letters of credit	5,318	463	4,069	—	9,850
Unfunded commitments for unconsolidated investments	4,204	—	—	—	4,204
Company guarantees	2,360	—	—	—	2,360
Total commitments	$495,367	$234,858	$27,055	$8,650	$765,930

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

Approximately $40.9 million of total commitments as of December 31, 2006, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Interest-rate swaps recorded on the consolidated balance sheet as of December 31, 2006, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates as of December 31, 2006, as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing as of December 31, 2006, will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	(3.0)%	(1.2)%	—	0.8%	1.5%
Market value of equity	(9.5)%	(4.0)%	—	6.2%	11.0%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. As of December 31, 2006, our cumulative interest rate gap was a positive 23.92%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities as of December 31, 2006. All amounts in the table are based on contractual repricing schedules.  Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table.  For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to our Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2006
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Fixed rate loans	$38,052	$73,091	$211,282	$43,707	$366,132
Floating rate loans	736,212	20,231	406,824	15,061	1,178,328
Investment securities held to maturity and available for sale	282,188	102,207	11,849	42,650	438,894
Total interest-earning assets	$1,056,452	$195,529	$629,955	$101,418	$1,983,354

Interest-bearing liabilities:
NOW and money market accounts	$9,265	$236,230	$279,516	$41,838	$566,849
Savings	483	1,053	5,263	3,942	10,741
Time deposits under $100,000	55,415	25,915	6,036	—	87,366
Time deposits $100,000 and over	237,874	66,645	56,619	—	361,138
Securities and loans sold under agreements to repurchase	225,546	2,071	—	—	227,617
Other short-term borrowings	152,200	—	—	—	152,200
Junior subordinated debentures	72,166	—	—	—	72,166
Total interest-bearing liabilities	$752,949	$331,914	$347,434	$45,780	$1,478,077

Interest rate gap	$303,503	$(136,385)	$282,521	$55,638	$505,277

Cumulative interest rate gap	$303,503	$167,118	$449,639	$505,277

Cumulative interest rate gap to total assets	14.37%	7.91%	21.29%	23.92%

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

The following table presents, as of December 31, 2006, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2006
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$306,091	$165,690	$10,528	$482,309
Real estate - mortgage	244,701	406,723	47,527	698,951
Real estate - construction	261,678	31,274	—	292,952
Consumer	54,376	3,495	119	57,990
Other	740	10,924	594	12,258

Total loans and leases	$867,586	$618,106	$58,768	$1,544,460

Of the $676.9 million of loans with maturities of one year or more, approximately $255.0 million were fixed-rate loans and $421.9 million were variable-rate loans as of December 31, 2006.

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

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on the prime rate. The swaps qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income and comprehensive income as a part of non-interest income.

Interest rate swap information as of December 31, 2006 is summarized as follows:

						Amortization of Notional
	Swap	Maturity Date	Fixed Rate	Notional	Fair Market Value	2007	2008	2009
1	Swap - May 25, 2004	June 1, 2008	6.373%	10,000,000	(149,736)	5,000,000	5,000,000
2	Swap - July 1, 2004	July 1, 2008	6.390%	10,000,000	(160,586)	5,000,000	5,000,000
3	Swap - July 29, 2004	August 1, 2008	6.478%	10,000,000	(163,761)	5,000,000	5,000,000
4	Swap - August 30, 2004	September 1, 2008	6.061%	10,000,000	(222,861)	5,000,000	5,000,000
5	Swap - October 1, 2004	October 1, 2008	6.143%	10,000,000	(227,130)	5,000,000	5,000,000
6	Swap - October 28, 2004	November 1, 2008	6.125%	10,000,000	(242,802)	5,000,000	5,000,000
7	Swap - November 29, 2004	December 1, 2008	6.500%	10,000,000	(204,262)	5,000,000	5,000,000
8	Swap - January 3, 2005	December 1, 2008	6.497%	15,000,000	(210,402)	5,000,000	5,000,000	5,000,000
9	Swap - April 15, 2005	January 1, 2008	6.787%	10,000,000	(64,216)	10,000,000
10	Swap - May 27, 2005	February 1, 2008	6.753%	10,000,000	(76,342)	5,000,000	5,000,000
11	Swap - July 28, 2005	March 1, 2008	7.135%	10,000,000	(60,934)	5,000,000	5,000,000

	Total			115,000,000	(1,783,032)	60,000,000	50,000,000	5,000,000

During 2006, 2005 and 2004, net interest income was (decreased)/increased by $(2,093,000), $225,000 and $553,000, respectively, from the settlement of the interest rate swaps.

Item 8.  Financial Statements and Supplementary Data

Reference is made to our Consolidated Financial Statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2006, are unaudited and, in the opinion of management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2006	2006	2006	2006	2005	2005	2005	2005
Interest income	$36,745	$35,759	$33,218	$30,722	$28,753	$27,011	$24,622	$23,070
Interest expense	15,901	15,595	13,656	11,863	10,030	8,712	7,464	6,275
Net interest income	20,844	20,164	19,562	18,859	18,723	18,299	17,158	16,795
Net income	5,485	6,256	5,806	5,279	5,731	5,044	4,405	4,826

Earnings per share - basic	$0.24	$0.28	$0.26	$0.23	$0.26	$0.23	$0.20	$0.21
Earnings per share - diluted	$0.23	$0.27	$0.25	$0.23	$0.25	$0.22	$0.19	$0.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  In addition, during the fourth quarter of 2006 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included under the captions “Election of Directors” and “Management” in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) and is incorporated herein by reference.  Information regarding audit committee financial experts and the audit committee appearing under the caption “Meetings of the Board and Committees — Audit Committee” will be included in our 2007 Proxy Statement and is hereby incorporated by reference.  Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in our 2007 Proxy Statement and is hereby incorporated by reference.

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

Item 11.  Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2007 Proxy Statement under the captions “Meetings of the Board and Committees — Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2007 Proxy under the caption “Principal Shareholders” and is incorporated herein by reference.  Information regarding securities authorized for issuance under equity compensation plans appearing under the caption “Executive Compensation — Stock Option Plans” will be included in our 2007 Proxy Statement and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2007 Proxy Statement under the captions “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Public Accountants” and “Audit Committee Report” in the Company’s 2007 Proxy and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)	All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)	Exhibits and Index of Exhibits.
	(1)(2) 2		Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

	(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

	(3)	3.2	Amendment to Articles of Incorporation

	(8)	3.3	Amendment to Articles of Incorporation.

	(4)	3.4	Amendment to Articles of Incorporation.

	(14)	3.5	Amended and Restated Bylaws of the Registrant.

	(15)	3.6

Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Jerry W. Chapman, Richard J. Dalton, Morgan Gust, Thomas M. Longust, Jonathan C. Lorenz, Evan Makovsky, Harold F. Mosanko, Robert B. Ostertag, Howard R. Ross, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.

	(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

	(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

	(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

	(2)+	10.4	License Agreement, dated at November 19, 1997, by and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

	(2)+	10.5	Contract Modification, dated at November 19, 1997, by and between Jack
			Henry & Associates, Inc. and Colorado Business Bank, N.A.

	(2)+	10.6	Computer Software Maintenance Agreement, dated at November 19, 1997, by
			and between Jack Henry & Associates, Inc. and Colorado Business Bank, N.A.

	(2)	10.7	Employment Agreement, dated at March 1, 1995, by and between Equitable
			Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

	(2)	10.8	Employment Agreement, dated at January 3, 1998, by and between Colorado Business
			Bankshares, Inc. and Richard J. Dalton.

	(5)	10.9	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)	10.10	First Amendment to Lease Agreement between Kesef, LLC and Colorado
		Business Bankshares, Inc. dated August 1, 2000.

(7)	10.11	2000 Employee Stock Purchase Plan.

(8)	10.12	2002 Equity Incentive Plan.

(9)	10.13	Employment Agreement, dated August 12, 2003, by and between CoBiz
		Inc. and Lyne B. Andrich.

(10)	10.14	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.15	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(10)	10.16	Employment Agreement, dated March 8, 2001, by and between First Capital Bank of Arizona and Harold F. Mosanko.

(11)	10.17	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.18	Supplemental Executive Retirement Plan

(4)	10.19	2005 Equity Incentive Plan.

(13)	10.20	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)	10.21	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz
.		Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag

	10.22	Indemnification Agreement dated March 5, 2007 between CoBiz Inc and Troy R. Dumlao

(10)	14	Code of Conduct and Ethics.

	21	List of subsidiaries.

	23	Consent of Registered Public Accounting firm.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Section 1350 Certification of the Chief Executive Officer.

	32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005.

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(7)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(8)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(9)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(10)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(11)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on November 24, 2004.

(12)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 14, 2005.

(13)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(14)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 18, 2006.

(15)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 20, 2006.

(16)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 20, 2006.

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

Dated:  March 14, 2007

CoBiz Inc.
By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 14, 2007

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz		March 14, 2007

/s/ Richard J. Dalton	President
Richard J. Dalton		March 14, 2007

/s/ Harold F. Mosanko	Director
Harold F. Mosanko		March 14, 2007

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 14, 2007

/s/ Troy R. Dumlao	1st Vice President and Controller
Troy R. Dumlao		March 14, 2007

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 14, 2007

/s/ Jerry W. Chapman	Director
Jerry W. Chapman		March 14, 2007

/s/ Morgan Gust	Director
Morgan Gust		March 14, 2007

/s/ Thomas M. Longust	Director
Thomas M. Longust		March 14, 2007

/s/ Evan Makovsky	Director
Evan Makovsky		March 14, 2007

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 14, 2007

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 14, 2007

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		March 14, 2007

/s/ Mary M. White	Director
Mary M. White		March 14, 2007

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing under the heading “Report of Independent Registered Public Accounting Firm,” which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Steven Bangert	/s/ Lyne B. Andrich
Steven Bangert	Lyne B. Andrich
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Inc.

Denver, Colorado

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that CoBiz Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of the Company and our report dated March 14, 2007, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Inc. and Subsidiaries (the ”Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CoBiz Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006 in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
March 14, 2007

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

(In thousands, except share amounts)

	2006	2005
ASSETS

CASH AND DUE FROM BANKS	$38,976	$50,701

INVESTMENT SECURITIES AVAILABLE FOR SALE (Cost of $425,006 and $459,952, respectively)	422,573	453,296

INVESTMENT SECURITIES HELD TO MATURITY (Fair value of $725 and $902, respectively)	722	893

OTHER INVESTMENTS, at cost	15,599	11,961

Total investments	438,894	466,150

LOANS, net of allowance for loan losses of $17,871 and $16,906, respectively	1,526,589	1,315,762

GOODWILL	39,557	38,446

INTANGIBLE ASSETS, net of amortization of $2,257 and $1,782, respectively	2,583	3,058

BANK-OWNED LIFE INSURANCE	25,581	24,578

PREMISES AND EQUIPMENT, net of depreciation of $18,997 and $15,858, respectively	9,033	9,219

ACCRUED INTEREST RECEIVABLE	9,747	7,261

DEFERRED INCOME TAXES	7,654	8,391

OTHER	13,809	9,490

TOTAL	$2,112,423	$1,933,056

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$450,244	$436,091
NOW and money market	566,849	502,283
Savings	10,740	8,461
Certificates of deposit	448,504	380,117

Total deposits	1,476,337	1,326,952

Securities sold under agreements to repurchase	227,617	216,726
Other short-term borrowings	152,200	165,000
Accrued interest and other liabilities	21,428	15,668
Junior subordinated debentures	72,166	72,166

Total liabilities	1,949,748	1,796,512

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $.01 par value—2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value—50,000,000 shares authorized; 22,700,890 and 22,309,136 issued and outstanding, respectively	227	223
Additional paid-in capital	74,560	69,560
Retained earnings	90,502	72,636
Accumulated other comprehensive loss, net of income tax of $(1,601) and $(3,599), respectively	(2,614)	(5,875)

Total shareholders’ equity	162,675	136,544

TOTAL	$2,112,423	$1,933,056

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except per share amounts)

	2006	2005	2004

INTEREST INCOME:
Interest and fees on loans	$114,567	$85,235	$62,763
Interest on investments:
Taxable securities	20,475	17,295	13,793
Nontaxable securities	224	231	200
Dividends on securities	755	472	366
Federal funds sold and other	423	223	145

Total interest income	136,444	103,456	77,267

INTEREST EXPENSE:
Interest on deposits	32,976	18,476	9,582
Interest on short-term borrowings	18,585	9,607	4,823
Interest on junior subordinated debentures	5,454	4,398	2,982

Total interest expense	57,015	32,481	17,387

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	79,429	70,975	59,880

PROVISION FOR LOAN LOSSES	1,342	2,465	3,015

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	78,087	68,510	56,865

NONINTEREST INCOME:
Service charges	2,778	2,812	2,829
Advisory and trust fee income	4,141	3,903	3,647
Insurance income	13,094	10,655	9,400
Investment banking income	6,214	5,158	9,251
Other income	3,738	2,625	2,674

Total noninterest income	29,965	25,153	27,801

NONINTEREST EXPENSE:
Salaries and employee benefits	47,627	40,422	37,514
Occupancy expenses, premises and equipment	11,360	10,975	9,427
Amortization of intangibles	475	540	545
Other	12,465	10,543	9,323

Total noninterest expense	71,927	62,480	56,809

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except per share amounts)

	2006	2005	2004
INCOME BEFORE INCOME TAXES	$36,125	$31,183	$27,857

PROVISION FOR INCOME TAXES	13,299	11,177	10,231

NET INCOME	22,826	20,006	17,626

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND CASH FLOW HEDGES—Net of tax	3,261	(5,010)	(208)

COMPREHENSIVE INCOME	$26,087	$14,996	$17,418

EARNINGS PER SHARE:
Basic	$1.01	$0.90	$0.81

Diluted	$0.98	$0.87	$0.78

DIVIDENDS PER SHARE:	$0.22	$0.19	$0.17

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except per share amounts)

	Common Stock		Additional		Comprehensive
	Shares		Paid-In	Retained	Income
	Issued	Amount	Capital	Earnings	(Loss)	Total

BALANCE—January 1, 2004	20,742,324	$208	$53,194	$42,919	$(657)	$95,664

Options exercised	277,855	3	1,264	—	—	1,267
Employee stock purchase plan	72,354	1	759	—	—	760
Dividends paid-common ($.17 per share)	—	—	-	(3,705)	—	(3,705)
Tax benefit from stock-based compensation	—	—	643	—	—	643
Acquisition of insurance book of business	7,290	—	100	—	—	100
Earn-out payment for Financial Designs Ltd.	813,948	8	9,441	—	—	9,449
Earn-out payment for Alexander Capital Management Group	36,988	—	489	—	—	489
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $126	—	—	—	—	(208)	(208)
Net income	—	—	—	17,626	—	17,626

BALANCE—December 31, 2004	21,950,759	$220	$65,890	$56,840	$(865)	$122,085

Options exercised	232,698	2	1,176	—	—	1,178
Employee stock purchase plan	57,464	—	895	—	—	895
Dividends paid-common ($.19 per share)	—	—	—	(4,210)	—	(4,210)
Tax benefit from stock-based compensation	—	—	254	—	—	254
Earn-out payment for Alexander Capital Management Group	68,215	1	1,345	—	—	1,346
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $3,068	—	—	—	—	(5,010)	(5,010)
Net income	—	—	—	20,006	—	20,006

BALANCE—December 31, 2005	22,309,136	$223	$69,560	$72,636	$(5,875)	$136,544

Options exercised	339,277	4	1,917	—	—	1,921
Employee stock purchase plan	36,901	—	729	—	—	729
Stock-based compensation expense	—	—	1,140	—	—	1,140
Tax benefit from stock-based compensation	—	—	905	—	—	905
Dividends paid-common ($.22 per share)	—	—	—	(4,960)	—	(4,960)
Earn-out payment for Alexander Capital Management Group	15,576	—	309	—	—	309
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $1,998	—	—	—	—	3,261	3,261
Net income	—	—	—	22,826	—	22,826

BALANCE—December 31, 2006	22,700,890	$227	$74,560	$90,502	$(2,614)	$162,675

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,826	$20,006	$17,626
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,356	2,194	1,759
Depreciation and amortization	4,008	4,132	3,538
Amortization of net loan fees	(2,912)	(2,468)	(1,881)
Provision for loan losses	1,342	2,465	3,015
Stock-based compensation	1,140	—	—
Federal Home Loan Bank stock dividend	(573)	(302)	(225)
Deferred income taxes	(1,146)	(1,018)	(638)
Loss (gain) on sale/write-down of premises and equipment and investment securities	1,781	163	(384)
Excess tax benefit from stock-based compensation	(905)	—	—
Earnings on bank owned life insurance	(1,003)	(1,006)	(671)
Supplemental executive retirement plan	690	349	296
Other operating activities, net	(447)	106	(128)
Changes in:
Accrued interest receivable	(2,486)	(1,813)	(1,328)
Other assets	(982)	(67)	(951)
Accrued interest and other liabilities	3,854	1,332	5,090

Net cash provided by operating activities	26,543	24,073	25,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(4,124)	(2,457)	(1,686)
Purchase of investment securities available for sale	(152,966)	(136,136)	(281,277)
Maturities of investment securities held to maturity	171	302	386
Proceeds from maturities of investment securities available for sale	128,763	147,832	127,898
Proceeds from sale of investment securities available for sale	56,027	—	36,818
Net cash paid in earn-outs	(206)	(2,033)	(9,775)
Purchase of bank-owned life insurance	—	(8,020)	(4,000)
Loan originations and repayments, net	(208,681)	(216,126)	(169,555)
Purchase of intangible assets	—	—	(441)
Purchase of premises and equipment	(3,365)	(3,329)	(4,111)
Proceeds from sale of premises and equipment	43	166	43

Net cash used in investing activities	(184,338)	(219,801)	(305,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	80,997	117,163	168,025
Net increase in certificates of deposit	68,387	62,778	19,807
Net (decrease) increase in short-term borrowings	(12,800)	52,850	15,302
Net increase (decrease) in securities sold under agreements to repurchase	10,891	(16,495)	46,812
Proceeds from issuance of junior subordinated debentures	—	20,000	30,000
Redemption of junior subordinated debentures	—	(20,000)	—
Cash paid for termination of interest rate hedge	—	(75)	—
Proceeds from exercise of stock options and employee stock purchases	2,650	2,073	2,027
Dividends	(4,960)	(4,210)	(3,705)
Excess tax benefit from stock-based compensation	905	—	—

Net cash provided by financing activities	146,070	214,084	278,268

	2006	2005	2004
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	$(11,725)	$18,356	$(2,314)

CASH AND DUE FROM BANKS—Beginning of year	50,701	32,345	34,659

CASH AND DUE FROM BANKS—End of year	$38,976	$50,701	$32,345

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION—Cash paid during the year for: Interest	$56,243	$31,412	$16,750

Income taxes	$14,396	$10,968	$10,174

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Stock issued for earn-out and acquisition of Financial Designs Ltd.	$—	$—	$9,449

Stock issued for earn-out and acquisition of Alexander Capital Management Group	$309	$1,346	$489

Stock issued for acquisition of insurance book of business	$—	$—	$100

See notes to consolidated financial statements.

COBIZ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.                      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Inc., (“Parent”), and its wholly owned subsidiaries: CoBiz ACMG, Inc., CoBiz Bank, N.A. (the ”Bank”), CoBiz Insurance Inc., CoBiz GMB, Inc., and Financial Designs Ltd. (“FDL,”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

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

Use of Estimates—In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, the recoverability of goodwill and intangible assets, and the valuation of investment securities, cash flow hedges and stock-based compensation.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation—The consolidated financial statements include the accounts of the Parent, the Bank, CoBiz ACMG, Inc., CoBiz Insurance Inc., CoBiz GMB, Inc. and FDL. Intercompany balances and transactions are eliminated in consolidation.

Cash and Due From Banks—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and Due From Banks include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain reserve and compensating balance requirements. As of December 31, 2006 and 2005, the Company was required to maintain reserve balances of $398,000 and $522,000, respectively.

Investments—The Company classifies its investment securities as held to maturity, available for sale or trading according to management’s intent. As of December 31, 2006 and 2005, the Company had no trading securities.

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

Other Investments—Federal Home Loan Bank of Topeka (“FHLB”) and Federal Reserve Bank stock are accounted for under the cost method.

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

Allowance for Credit Losses—The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses is recorded in Accrued Interest and Other Liabilities in the accompanying consolidated balance sheet. Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded.

Goodwill and Intangible Assets—Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 3—15 years.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated by the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

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

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at the lower of carrying amount or estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. There were no foreclosed assets as of December 31, 2006 and 2005.

Real Estate Acquired Through Foreclosure—Assets acquired by foreclosure or in settlement of debt held for sale are valued at the lower of carrying amount or estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. As of December 31, 2006 and 2005, there was no real estate acquired through foreclosure.

Securities Sold Under Agreements to Repurchase—The Company sells certain securities under agreements to repurchase with both its customers and other financial institutions. The agreements transacted with its customers are utilized as an overnight investment product service, while the agreements with other financial institutions are transacted as a wholesale borrowing source. Both types of agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company, while the securities underlying the agreements remain as a Company asset.

Derivative Instruments—Derivative financial instruments are accounted for at fair value. The Company utilizes derivative instruments, primarily interest rate swaps, to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the bank.

Self Insurance Reserves—The Company self-insures a portion of its employee medical costs. The Company maintains a liability for incurred-but-not-reported claims based on assumptions as to eligible employees, historical claims experience and lags in claims reporting.

Advisory and Trust Fee Income—Fees earned from providing investment advisory services are based on the market value of assets under management and are generally collected at the beginning of each quarter. The fees are deferred and recognized ratably over the period as services are performed.

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

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value method for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities. The adoption of SFAS 123(R) had the following impact on the consolidated financial statements for the year ended December 31, 2006 (in thousands):

Increase/(Decrease)

Income before income taxes	$(1,140)
Net income	(944)
Earnings per share—basic	(0.04)
Earnings per share—diluted	(0.04)
Cash used by operating activities	(905)
Cash provided by financing activities (tax benefit)	905

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

Recent Accounting Pronouncements—On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections Disclosure (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim

Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. For example, the retrospective provision of SFAS 154 does not apply to the adoption of SFAS 123(R) which includes specific transition provisions. The adoption of SFAS 154 did not have a material impact on the consolidated financial statements.

On December 31, 2006 the Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

On January 1, 2006 the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 relates to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 became effective for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on the consolidated financial statements.

On December 31, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Prior to SAB 108, Companies would evaluate the materiality of financial statement misstatements using either the current year income statement (“rollover” ) or balance sheet approach (“iron curtain”), with the rollover approach focusing on new misstatements added in the current year, and the iron curtain approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. Under SAB 108 a registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment is required. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 was effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument-an amendment of SFAS No. 133 and SFAS No.140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is evaluating the impact, if any, SFAS 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, FIN 48 will have on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 04-6 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life-insurance arrangements.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The consensus, which has been ratified by the Financial Accounting Standards Board, addresses various issues in determining the amount that could be realized under an insurance contract. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. The effects of applying EITF 06-5 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company estimates that a cumulative effect adjustment of approximately $134,000 will be charged to retained earnings to reduce the amount that can be realized on insurance contracts.

2.       EARN-OUT ARRANGEMENTS

General—Earn-out payments for the GMB, ACMG and FDL transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF 95-08, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 6 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

Green Manning and Bunch, Ltd.—On July 10, 2001, the Company acquired GMB, an investment banking firm based in Denver, Colorado. In the acquisition: (i) the corporate general partner of GMB was merged into CoBiz GMB, Inc., with the shareholders of the general partner receiving a combination of cash, shares of CoBiz common stock, and the right to receive future earn-out payments; and (ii) CoBiz GMB, Inc. acquired all of the limited partnership interests of GMB in exchange for cash, shares of CoBiz GMB, Inc. Class B Common Stock (the “CoBiz GMB, Inc. Shares”), and the right to receive future earn-out payments for the fiscal years 2001 through 2005. Pursuant to the merger agreement, the earn-out payments for each of the years 2002 through 2005 shall equal a percentage of the excess of GMB’s earnings before interest, taxes, depreciation, and amortization as defined in the GMB merger agreement (“GMB EBITDA”) for the year over a set hurdle rate. The earn-out payments were paid in cash to the former owners of GMB in proportion to their respective ownership immediately prior to the acquisition.

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

The aggregate purchase price was $3,131,000, consisting of 160,830 shares of CoBiz Inc. common stock valued at $1,500,000; $1,277,000 in cash; $264,000 in net liabilities assumed; and $90,000 in direct acquisition costs (consisting primarily of external legal fees). Goodwill of $2,916,000, which is not deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $346,000 were also recorded with an average useful life of 14 years.

The terms of the ACMG merger agreement provide for additional earn-out payments for each of the twelve months ended on March 31, 2004, 2005, and 2006 to be paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition. All earn-out payments shall be made 40% in cash and 60% in CoBiz common stock.

The earn-out payment for the 12 months ended March 31, 2004 was equal to a multiple of ACMG’s earnings before interest, taxes, depreciation, and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”). The earn-out payments for 2005 and 2006 were equal to a multiple of the excess of each year’s ACMG EBITDA over the ACMG EBITDA for the previous year. During 2004, the Company paid $815,000 for the earn-out period ended on March 31, 2004 based on ACMG EBITDA of $163,000. The payment consisted of $326,000 in cash and 36,988 shares of CoBiz stock valued at $489,000. During 2005, the Company paid $2,243,000 for the earn-out period ended on March 31, 2005, based on ACMG EBITDA of $611,000. The payment consisted of $897,000 in cash and 68,215 shares of CoBiz Inc. stock valued at $1,345,000. For the earn-out period ended March 31, 2006, the Company paid $515,000 based on ACMG EBITDA of $715,000. The payment consisted of $206,000 in cash and 15,576 shares of CoBiz Inc. stock valued at $309,000.

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

The aggregate purchase price was $5,406,000, consisting of 333,472 shares of CoBiz common stock valued at $3,210,000; $2,140,000 in cash; and $56,000 in direct acquisition costs (consisting primarily of external legal fees). Goodwill of $3,097,000, which is not deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer account relationships, employment agreements and non-solicitation agreements totaling $3,045,000 were also recorded with an average useful life of 10 years.

The terms of the FDL merger agreement provide for additional earn-out payments for each of the calendar years 2003 through 2007 to be paid to the former shareholders of FDL in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments are payable 50% in cash and 50% in CoBiz common stock.

The earn-out payment for the 2003 calendar year was equal to a multiple of FDL’s earnings before interest, taxes, depreciation and amortization as defined in the FDL merger agreement (“FDL EBITDA”) for 2003. During 2004, the Company paid $18,898,000 for the 2003 earn-out payment owed to the former shareholders of FDL based on FDL EBITDA of $3,485,000 for 2003, which had previously been accrued in 2003. The payment consisted of $9,449,000 in cash and 813,948 shares of CoBiz common stock valued at $9,449,000. No earn-out payments were payable for the 2004 and 2005 calendar years because FDL EBITDA for 2004 and 2005 did not exceed the hurdle rate.

For the earn-out period ending December 31, 2006, the Company has accrued $596,000 based on FDL EBITDA of $2,029,000 that will be paid in the first quarter of 2007. The earn-out payment for the 2007 calendar year will be calculated on the excess of the 2007 FDL EBITDA over $3,500,000.

The merger agreement does not provide for a minimum earn-out, nor does it cap the total amount that may be paid. Therefore, future earn-outs payments will depend on the financial results of FDL during the earn-out period. Management currently estimates that no earn-out will be owed for the 2007 calendar year.

3.                      INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$322,621	$867	$2,795	$320,693
U.S. Government agencies	74,415	12	62	74,365
Trust preferred securities	22,904	276	616	22,564
Obligations of states and political subdivisions	5,066	—	115	4,951

	$425,006	$1,155	$3,588	$422,573

Held to maturity securities—Mortgage-backed securities	$722	$4	$1	$725

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$386,454	$223	$5,630	$381,047
U.S. Government agencies	42,210	—	1,004	41,206
Trust preferred securities	25,927	390	535	25,782
Obligations of states and political subdivisions	5,361	6	106	5,261

	$459,952	$619	$7,275	$453,296

Held to maturity securities—Mortgage-backed securities	$893	$11	$2	$902

The amortized cost and estimated fair value of investments in debt securities as of December 31, 2006, by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$70,643	$70,695	$—	$—
Due after one year through five years	6,571	6,480	—	—
Due after five years through ten years	1,748	1,688	—	—
Due after ten years	23,423	23,017	—	—
Mortgage-backed securities	322,621	320,693	722	725

	$425,006	$422,573	$722	$725

During the years ended December 31, 2006, 2005, and 2004, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $56,027,000, $0 and $36,818,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized losses on the sale of investment securities totaling $1,766,000 in 2006 and gains totaling $365,000 in 2004. During 2005, the Company recorded an other-than-temporary impairment totaling $123,000 on a variable-rate investment in FNMA perpetual preferred securities.

Investment securities with an approximate fair value of $92,021,000, $127,991,000 and $115,607,000 were pledged to secure public deposits of $71,651,000, $112,521,000 and $96,585,000 as of December 31, 2006, 2005, and 2004, respectively.

Obligations of states and political subdivisions and trust Preferred Securities as of December 31, 2006, 2005 and 2004, do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

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

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: 1) the length of time and extent to which the market value had been less than cost; 2) the financial condition and near-term prospects of the issuer; and 3) the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not believe any of the unrealized losses are a result of the credit quality of the issuing organizations and the Company has both the intent and ability to hold these securities until maturity or the forecasted recovery of the fair value of the securities. The Company has determined there were no other-than-temporary impairments associated with the 557 securities noted within the table below as of December 31, 2006 (in thousands).

	Less than Twelve Months		Greater than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$110,195	$194	$160,986	$2,602	$271,181	$2,796
U.S. Government agencies	29,946	2	4,459	60	34,405	62
Trust preferred securities	3,142	61	9,898	555	13,040	616
Obligations of states and political subdivisions	596	2	4,305	113	4,901	115

Total	$143,879	$259	$179,648	$3,330	$323,527	$3,589

Other investments as of December 31, 2006 and 2005, consist of the following (in thousands):

	2006	2005

Other investments—at cost [A]	$13,417	$9,781
Investment in statutory trusts—equity method [B]	2,182	2,180

	$15,599	$11,961

[A]              Other investments are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

[B]                Investments in statutory trusts represent the Company’s investment in 100% of the common stock issued by the entities described in Note 9.

4.                      LOANS

Categories of loans as of December 31, 2006 and 2005, include (in thousands):

	2006	2005

Commercial	$481,763	$421,394
Real estate—mortgage	700,109	684,181
Real estate—construction	294,258	151,528
Consumer	57,990	65,932
Other	12,258	12,096

	1,546,378	1,335,131

Allowance for loan losses	(17,871)	(16,906)

Unearned net loan fees	(1,918)	(2,463)

	$1,526,589	$1,315,762

The majority of the Company’s loans are with customers located in the Denver and Phoenix metropolitan areas.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries. Activity with respect to officer and director loans is as follows for the years ended December 31, (in thousands):

	2006	2005	2004

Balance—beginning of period	$5,606	$8,597	$9,521
New loans	11,460	10,780	9,823
Principal paydowns and payoffs	(10,592)	(13,771)	(10,747)

Balance—end of period	$6,474	$5,606	$8,597

Transactions in the allowance for loan and credit losses for the years ended December 31, 2006, 2005, and 2004, are summarized as follows (in thousands):

	2006	2005	2004

Allowance for loan loss balance—beginning of year	$16,906	$14,674	$12,403
Provision for loan losses	766	2,465	3,015
Loans recovered/(charged-off), net of (charge-offs)/recoveries of $(320), $475, and $223 for 2006, 2005 and 2004, respectively	199	(233)	(744)

Allowance for loan loss balance—end of year	$17,871	$16,906	$14,674

Allowance for credit loss balance—beginning of year	$—	$—	$—
Provision for credit losses	576	—	—

Allowance for credit loss balance—end of year	$576	$—	$—

Total allowance for loan and credit loss balance—end of year	$18,447	$16,906	$14,674

The recorded investment in loans that are considered to be impaired (all of which were on a non-accrual basis) was $335,000 and $907,000 as of December 31, 2006 and 2005, respectively (all of which have a related allowance for loan loss). The allowance for loan losses applicable to impaired loans was $150,000 and $297,000 as of December 31, 2006 and 2005, respectively. Interest income on average impaired loans of $684,000, $971,000, and $1,693,000, during 2006, 2005 and 2004, respectively, was not material. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2006, 2005, and 2004. Loans 90 days or more delinquent and still accruing interest totaled $990,000, $0, and $76,000 as of December 31, 2006, 2005 and 2004, respectively.

5.                      PREMISES AND EQUIPMENT

The major classes of premises and equipment as of December 31, 2006 and 2005, are summarized as follows (in thousands):

	2006	2005

Leasehold improvements	$8,689	$6,873
Furniture, fixtures, and equipment	19,341	18,204

	28,030	25,077

Accumulated depreciation	(18,997)	(15,858)

Total	$9,033	$9,219

The Company recorded depreciation expense related to premises and equipment of $3,493,000, $3,428,000 and $2,742,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

6.                      GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test as of December 31, 2006. Goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 19. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology. As of December 31, 2006, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not required.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations using the with and without method whereby the difference between the fair value of a reporting unit before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that reporting unit. A summary of goodwill and total assets by operating segment as of December 31, 2006, is as follows (see Note 2 for discussion of acquisitions and adjustments) (in thousands):

	Goodwill			Total Assets
	December 31,	Acquisitions and	December 31,	December 31,
	2005	Adjustments	2006	2006

Colorado Business Bank	$13,035	$333	$13,368	$1,410,769
Arizona Business Bank	1,704	56	1,760	660,647
Investment banking services	5,279	—	5,279	9,369
Trust and advisory services	3,883	334	4,217	6,131
Insurance	14,545	388	14,933	22,436
Corporate support and other	—	—	—	3,071

Total	$38,446	$1,111	$39,557	$2,112,423

As of December 31, 2006 and 2005, the Company’s intangible assets and related amortization consisted of the following (in thousands):

	Customer Lists,	Employment and
	Contracts and	Non-Solicitation
	Relationships	Agreements	Total

December 31, 2005	$3,014	$44	$3,058
Amortization	458	17	475

December 31, 2006	$2,556	$27	$2,583

The Company recorded amortization expense related to intangible assets of $475,000, $540,000 and $545,000 during the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year Ending
December 31

2007	$470
2008	413
2009	364
2010	363
2011	360

7.                      CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio as of December 31, 2006 and 2005, is as follows (in thousands):

	2006	2005

Less than $100,000	$87,366	$81,436
$100,000 and more	361,138	298,681

	$448,504	$380,117

Related interest expense for the years ended December 31, 2006, 2005, and 2004, is as follows (in thousands):

	2006	2005	2004

Less than $100,000	$3,177	$2,404	$1,830
$100,000 and more	15,839	8,561	4,446

	$19,016	$10,965	$6,276

Maturities of certificates of deposit of $100,000 and more as of December 31, 2006, are as follows (in thousands):

Remaining maturity:
Less than three months	$237,874
Three months up to six months	66,645
Six months up to one year	37,109
One year and over	19,510

Total	$361,138

8.                      BORROWED FUNDS

Securities sold under agreements to repurchase as of December 31, 2006 and 2005, are summarized as follows (in thousands):

	2006	2005

Securities (principally mortgage-backed securities) with an estimated fair value of $272,817 in 2006 and $249,922 in 2005	$227,617	$216,726

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $241,945,000 and $239,009,000 and the maximum amounts outstanding at any month-end during 2006 and 2005 were $250,146,000 and $302,139,000, respectively. As of December 31, 2006, the weighted average interest rate was 3.59%.

Maturities of securities sold under agreements to repurchase as of December 31, 2006, are summarized as follows (in thousands):

Remaining maturity:
Less than three months	$225,546
Six months up to one year	2,071

Total	$227,617

The composition of other short-term borrowings as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Federal Home Loan Bank term advances	$100,000	$40,000
Federal Home Loan Bank line of credit	33,800	63,000
Federal funds purchased	8,400	44,000
Term investment option funds	10,000	18,000

Total	$152,200	$165,000

The Company has advances and a line of credit from the FHLB with a weighted average interest rate of 5.35%. Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. As of December 31, 2006, the FHLB advances and line of credit are collateralized by loans of $486,478,000. As of December 31, 2006, the entire $152,200,000 outstanding balance of short-term borrowings is due within one year.

The Company has approved federal fund purchase lines with nine banks with an aggregate credit line of $225,000,000, as well as agreements with three companies to transact repurchase agreements based on available collateral. As of December 31, 2006, there were no outstanding repurchase agreements with non-customer third parties.

9.                      JUNIOR SUBORDINATED DEBENTURES

A summary of outstanding junior subordinated debentures as of December 31, (in thousands):

	2006	2005	Interest Rate	Maturity Date	Earliest Call Date

CoBiz Statutory Trust I	$20,619,000	$20,619,000	3-month LIBOR + 2.95%	September 17, 2033	September 17, 2008
CoBiz Capital Trust II	30,928,000	30,928,000	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619,000	20,619,000	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010

Total	$72,166,000	$72,166,000

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

The Company records the distributions of the junior subordinated debentures in interest expense on the consolidated statements of income and comprehensive income. All of the outstanding junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

Although the accounts of the Statutory Trust, Capital Trust and Capital Trust III are not included in the Company’s consolidated financial statements, $55,096,000 of the $70,000,000 in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board. On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $40,445,000 if it had been in effect as of December 31, 2006. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be “Well Capitalized” under prompt corrective action provisions.

10.               DERIVATIVES

Asset/Liability Management Hedges—As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest-rate fluctuations on the Company’s net interest margin.

The Company has entered into several interest-rate swap agreements for the purpose of minimizing the asset sensitivity of the Company’s financial statements and the impact from interest rate fluctuations. Under these interest-rate swap agreements, the Company receives a fixed rate and pays a variable rate based on the prime rate (“Prime”). These swaps qualify as cash flow hedges of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. The portion of the change in the fair value of the swaps that are deemed effective in hedging the cash flows of the designated loans are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occur in the future. The estimated amount of existing expense that will be reclassified into earnings during the next 12 months is $1,971,000. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statement of income and comprehensive income as part of noninterest income. In order to qualify for hedge accounting, the Company must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting, and thereafter, including periodic assessment of hedge effectiveness. The Company assesses the effectiveness of each of its individual hedges on a quarterly basis.

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

Derivatives—Summary Information (in thousands)

	December 31
	2006		2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Asset/liability management hedges:
Cash flow hedge—interest rate swaps	$115,000	$(1,783)	$165,000	$(2,819)
Customer accommodation derivatives:
Interest rate swap	19,575	(422)	1,069	(36)
Reverse interest rate swap	19,575	422	1,069	36

The weighted-average interest rates for interest rate swap positions outstanding as of December 31, 2006, were as follows:

	Weighted Average
	Interest	Interest
	Rate	Rate
	Received	Paid

Asset/liability hedges	6.5%	8.3%
Customer accommodation derivatives	6.9	6.9

11.               INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004

Current tax expense	$14,445	$12,195	$10,869
Deferred tax benefit	(1,146)	(1,018)	(638)

Total	$13,299	$11,177	$10,231

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. As of December 31, 2006 and 2005, a valuation allowance was not recorded as it is more likely than not that the deferred tax assets will be realized. The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets as of December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005

Deferred tax assets:
Allowance for loan losses	$7,010	$6,481
Deferred loan fees	819	865
Net unrealized loss on investment securities available for sale and derivatives	1,601	3,599
Vacation and other accrued liabilities	1,236	700
Stock-based compensation	197	-
Other	118	31

Total deferred tax assets	10,981	11,676

Deferred tax liabilities:
Goodwill	830	952
Deferred initial direct loan costs	961	786
Prepaid assets	796	707
Partnership income	120	222
FHLB stock dividends	425	207
Other	195	411

Total deferred tax liabilities	3,327	3,285

Net deferred tax assets	$7,654	$8,391

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2006, 2005, and 2004, is shown below (in thousands):

	2006	2005	2004

Computed at the statutory rate (35%)	$12,644	$10,914	$9,750
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(287)	(248)	(177)
State income taxes—net of federal income tax effect	969	821	705
Bank-owned life insurance income	(351)	(352)	(235)
Meals and entertainment	164	150	127
Non-deductible stock-based compensation	218	-	-
Other, net	(58)	(108)	61

Actual tax provision	$13,299	$11,177	$10,231

12.               SHAREHOLDERS’ EQUITY

Preferred Stock—The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

Dividends—As of December 31, 2006, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. As of December 31, 2006, the Bank could have paid total dividends to the Company of approximately $48,393,000, without prior regulatory approval.

Secondary Offering—On January 24, 2007, pursuant to a shelf registration originally filed on December 19, 2006, the Company sold 975,000 shares of common stock at a public offering price of $20.90. In conjunction with the offering, the Company’s CEO and two members of its Board of Directors (“Selling Shareholders”) sold 2,425,262 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the Selling Shareholders.

13.               EARNINGS PER SHARE

Income available to common shareholders and the weighted average shares outstanding, used in the calculation of Basic and Diluted Earnings Per Share, for the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands, except share amounts):

	2006	2005	2004

Income available to common shareholders	$22,826	$20,006	$17,626

Weighted average shares outstanding—basic earnings per share	22,545,964	22,160,043	21,721,014

Effect of dilutive securities—stock options	818,736	924,481	973,180

Weighted average shares outstanding—diluted earnings per share	23,364,700	23,084,524	22,694,194

As of December 31, 2006, 2005 and 2004, 363,824, 174,685, and 43,827 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

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

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. Shares available for grant as of December 31, 2006 totaled 2,164.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant as of December 31, 2006 totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of December 31, 2006 totaled 57,731.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant as of December 31, 2006 totaled 690,981.

During 2006, the Company recognized compensation expense, net of estimated forfeitures, of $1,140,000 for stock-based compensation awards for which the requisite service was rendered during the year. The following table illustrates the effect on net income and income per share if the fair value-based method had been applied to all outstanding and unvested awards for the years ending December 31, 2005 and 2004:

	2005	2004

Net income:
As reported	$20,006	$17,626
Less: stock-based compensation determined under the fair value method, net of income taxes	1,368	823

Pro forma net income	$18,638	$16,803

Earnings per share:
As reported—basic	$0.90	$0.81
As reported—diluted	0.87	0.78
Pro forma—basic	0.84	0.77
Pro forma—diluted	0.81	0.74

SFAS 123(R) requires the Company to select a valuation technique that meets the measurement criteria set forth in the Standard. Valuation techniques that meet the criteria for estimating the fair values of employee stock options include a lattice model and a closed-form model (for example, the Black-

Scholes formula). The Company is currently using the Black-Scholes model to estimate the fair value of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the “Model”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options vesting schedule and the Company’s historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate at the time of grant as a percentage of the Company stock price at the time of grant. The following weighted average assumptions were used for grants issued in years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Risk-free interest rate	4.90%	3.85%	3.20%
Expected dividend yield	1.01	1.01	1.25
Expected life (years)	3.5	3.9	5
Expected volatility	30.81	25.46	28.68

The range of risk-free interest rates used in the model during the year ending December 31, 2006 was 4.35% to 5.12%. The range of expected volatility used in the model was 27.90% to 33.88%. The range of expected dividend yields used in the model was 0.85% to 1.09%.

The range of risk-free interest rates used in the model during the year ending December 31, 2005 was 3.31% to 4.52%. The range of expected volatility used in the model was 23.07% to 28.08%. The range of expected dividend yields used in the model was 0.87% to 1.16%.

The summary of changes in shares under option for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding—beginning of year	2,203,184	$10.54	2,118,576	$8.50	2,190,918	$7.42
Granted	342,001	21.47	358,150	19.34	243,300	13.64
Exercised	339,277	5.66	232,698	5.07	277,855	4.56
Forfeited	68,282	17.40	40,844	13.03	37,787	7.57

Outstanding—end of year	2,137,626	$12.84	2,203,184	$10.54	2,118,576	$8.50

Options exercisable—end of year	1,520,230	$10.27	1,578,705	$8.48	1,508,757	$7.17

There were 2,090,000 options vested or expected to vest with a weighted average price of $12.67 as of December 31, 2006. The weighted average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period was 4.99, 4.96 and 4.42 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the period was $19,697,000, $19,603,000 and $17,897,000, respectively. The weighted-

average grant-date fair value of options granted during the year ended December 31, 2006 was $4.96. The total intrinsic value of options exercised during year ended December 31, 2006 was $5,093,000.

As of December 31, 2006, there was $2,155,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

As of December 31, 2006, a summary of the Company’s stock options outstanding is as follows:

	Options Outstanding			Options Exercisable
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of	Number	Exercise	Life	Number	Exercise
Exercise Price	Outstanding	Price	(Years)	Exercisable	Price

$1.98—$7.45	358,370	$5.74	2.48	358,370	$5.74
$7.55—$10.27	394,231	8.76	4.68	374,922	8.73
$10.32—$11.64	361,956	10.89	4.67	338,342	10.85
$12.00—$13.93	363,300	12.68	5.56	291,428	12.44
$13.99—$20.23	360,868	19.14	6.31	144,068	18.83
$20.25—$23.35	298,901	21.70	6.51	13,100	20.72

	2,137,626	$12.84	4.99	1,520,230	$10.27

Employee Stock Purchase Plan—In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. The Company has reserved 149,745 shares for issuance under the terms of the ESPP as of December 31, 2006. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years ended December 31, 2006, 2005 and 2004. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors who are not employees or officers of the Company. During the years ended December 31, 2006, 2005 and 2004, 36,901, 57,464, and 72,354 shares, respectively, were issued.

Employee 401(k Plan)—The Company has a defined contribution pension plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for the years ended December 31, 2006, 2005 and 2004, were $1,428,000, $1,299,000, and $1,130,000, respectively.

Supplemental Executive Retirement Plan—The Company maintains a supplemental executive retirement plan (“SERP”) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after ten years of service and are paid as a monthly benefit for a ten-year period. The target percentage is 50 percent of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service. As of December 31, 2006 and 2005, the Company had accrued $1,336,000 and $646,000, respectively, for the expected benefits under the SERP.

15.               COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2006, 2005, and 2004 was $4,273,000, $4,194,000, and $3,767,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. As of December 31, 2006, one director has a remaining interest in the building. Additionally, three bank branches are leased from entities controlled by a director of the Company. Rent payments for the related party leases for the years ended December 31, 2006, 2005, and 2004 were $1,738,000, $1,789,000, and $1,665,000, respectively. Future minimum lease payments as of December 31, 2006, under all noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,

2007	$4,601
2008	4,620
2009	4,271
2010	3,500
2011	2,537
Thereafter	4,282

Total	$23,811

Financial Instruments With Off-Balance Sheet Risk—In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments as of December 31, 2006 (in thousands):

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$647,441

Commitments to originate consumer loans—personal lines of credit and equity lines	$42,791

Overdraft protection plans	$11,673

Letters of credit	$57,461

Unfunded commitments for unconsolidated investments	$4,204

Company guarantees	$2,360

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

Unfunded Commitments for Unconsolidated Investments—The Company has committed to purchase up to $11,306,000 in limited partnership interests of five entities. Certain shareholders and directors have also invested in some of these entities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and the Bank’s actual capital amounts and ratios and regulatory thresholds as of December 31, 2006 and 2005 (in thousands, except percentage amounts):

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Total capital
(to risk-weighted assets)	$212,829	11.7%	$145,367	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	179,477	9.9	72,684	4.0	N/A	N/A
Tier I capital
(to average assets)	179,477	8.6	83,181	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$196,466	10.8%	$145,299	8.0%	$181,623	10.0%
Tier I capital
(to risk-weighted assets)	178,019	9.8	72,649	4.0	108,974	6.0
Tier I capital
(to average assets)	178,019	8.6	82,755	4.0	103,444	5.0

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Total capital
(to risk-weighted assets)	$187,693	11.9%	$126,025	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	148,260	9.4	63,013	4.0	N/A	N/A
Tier I capital
(to average assets)	148,260	8.1	73,595	4.0	N/A	N/A

Bank
Total capital
(to risk-weighted assets)	$168,747	10.8%	$125,448	8.0%	$156,810	10.0%
Tier I capital
(to risk-weighted assets)	151,841	9.7	62,724	4.0	94,086	6.0
Tier I capital
(to average assets)	151,841	8.3	73,298	4.0	91,623	5.0

17.               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains on available for sale securities and derivatives, net of tax for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004

Other comprehensive (loss)—before tax:
Unrealized gain (loss) on available for sale securities—net of reclassification to operations of $(1,766), $0 and $365	$4,223	$(5,494)	$(100)
Unrealized gain (loss) on derivative securities—net of reclassification to operations of $(2,093), $225, and $553	1,036	(2,584)	(235)
Tax (expense) benefit related to items of other comprehensive income	(1,998)	3,068	127

Other comprehensive (loss)—net of tax	$3,261	$(5,010)	$(208)

18.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts as of December 31, 2006 and 2005 (in thousands).

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and due from banks	$38,976	$38,976	$50,701	$50,701
Investment securities available for sale	422,573	422,573	453,296	453,296
Investment securities held to maturity	722	725	893	902
Other investments	15,599	15,599	11,961	11,961
Loans—net	1,526,589	1,524,915	1,315,762	1,307,808
Accrued interest receivable	9,747	9,747	7,261	7,261
Interest rate swap	422	422	36	36
Bank-owned life insurance	25,581	25,581	24,578	24,578

Financial liabilities:
Deposits	1,476,337	1,306,274	1,326,952	1,167,512
Other short-term borrowings	152,200	152,200	165,000	165,000
Securities sold under agreements to repurchase	227,617	210,577	216,726	200,629
Accrued interest payable	2,639	2,639	1,875	1,875
Junior subordinated debentures	72,166	72,166	72,166	72,166
Interest rate swap	2,205	2,205	2,855	2,855

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

Junior Subordinated Debentures—The estimated fair value of junior subordinated debentures approximates their carrying value.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.               SEGMENTS

The Company’s principal areas of activity consist of commercial banking, investment banking, investment advisory and trust services, insurance and corporate support and other.

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

Corporate support and other consists of activities that are not directly attributable to the other reportable segments. Included in this category are the activities of centralized bank operations and activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	Colorado	Arizona	Investment	Investment		Corporate
Year Ended	Business	Business	Banking	Advisory		Support and
December 31, 2006	Bank	Bank	Services	and Trust	Insurance	Other	Consolidated
Income statement:
Total interest income	$99,137	$36,982	$95	$23	$13	$194	$136,444
Total interest expense	43,025	8,550	—	—	4	5,436	57,015
Provision for loan losses	1,038	356	—	—	—	(52)	1,342
Noninterest income	4,705	1,520	6,214	4,141	13,094	291	29,965
Noninterest expense	11,073	9,628	5,129	3,571	11,450	31,076	71,927
Income tax expense (benefit)	10,341	4,674	366	122	469	(2,673)	13,299
Net income (loss)	18,263	7,825	543	161	636	(4,602)	22,826
Capital expenditures	1,995	498	63	170	565	74	3,365
Depreciation and amortization	2,566	467	45	139	644	107	3,968

As of December 31, 2006

Balance sheet—identifiable assets	$1,410,769	$660,647	$9,369	$6,131	$22,436	$3,071	$2,112,423

	Colorado	Arizona	Investment	Investment		Corporate
Year Ended	Business	Business	Banking	Advisory and		Support and
December 31, 2005	Bank	Bank	Services	Trust	Insurance	Other	Consolidated
Income statement:
Total interest income	$76,995	$26,259	$23	$14	$19	$146	$103,456
Total interest expense	23,369	4,773	—	—	—	4,339	32,481
Provision for loan losses	1,444	1,200	—	—	—	(179)	2,465
Noninterest income	4,212	1,209	5,158	3,903	10,655	16	25,153
Noninterest expense	12,665	9,117	4,197	3,373	9,281	23,847	62,480
Income tax expense (benefit)	9,988	2,753	304	124	392	(2,384)	11,177
Net income (loss)	18,099	4,928	474	176	572	(4,243)	20,006
Capital expenditures	2,539	313	11	217	241	8	3,329
Depreciation and amortization	2,702	360	154	61	586	269	4,132

As of December 31, 2005

Balance sheet—identifiable assets	$1,342,522	$554,591	$7,735	$5,398	$20,490	$2,320	$1,933,056

	Colorado	Arizona	Investment	Investment		Corporate
Year Ended	Business	Business	Banking	Advisory		Support and
December 31, 2004	Bank	Bank	Services	and Trust	Insurance	Other	Consolidated
Income statement:
Total interest income	$60,664	$16,420	$23	$17	$3	$140	$77,267
Total interest expense	11,535	2,962	—	9	—	2,881	17,387
Provision for loan losses	1,876	1,139	—	—	—	—	3,015
Noninterest income	4,226	1,245	9,251	3,647	9,400	32	27,801
Noninterest expense	13,959	7,626	6,106	3,078	8,002	18,038	56,809
Income tax expense (benefit)	9,464	1,094	1,126	164	412	(2,029)	10,231
Net income (loss)	16,545	1,841	1,811	240	624	(3,435)	17,626
Capital expenditures	3,039	617	39	35	167	214	4,111
Depreciation and amortization	2,233	158	173	56	554	364	3,538

As of December 31, 2004

Balance sheet—identifiable assets	$1,275,634	$387,767	$9,220	$4,409	$19,480	$3,051	$1,699,561

20.               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting (in thousands).

	2006	2005

Condensed Statements of Condition

Assets:
Cash on deposit at subsidiary bank	$682	$11,827
Investment in subsidiaries	221,340	189,544
Accounts receivable from subsidiaries	11,140	4,857
Other	6,638	4,896

Total	$239,800	$211,124

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable to subsidiaries	$-	$38
Junior subordinated debentures	72,166	72,166
Other liabilities	4,959	2,376

Total liabilities	77,125	74,580

Shareholders’ Equity	162,675	136,544

Total	$239,800	$211,124

	2006	2005	2004

Condensed Statements of Condition

Income:
Management fees	$4,289	$2,982	$3,094
Interest income	178	208	211
Other income	295	—	—

Total income	4,762	3,190	3,305

Expenses:
Salaries and employee benefits	4,540	3,294	3,653
Interest expense	5,454	4,398	2,982
Other expense	2,068	1,998	2,039

Total expense	12,062	9,690	8,674

Net loss before income taxes	(7,300)	(6,500)	(5,369)

Income tax benefit	2,703	2,449	2,041

Net loss before equity in undistributed earnings of subsidiaries	(4,597)	(4,051)	(3,328)

Equity in undistributed earnings of subsidiaries	27,423	24,057	20,954

Net income	$22,826	$20,006	$17,626

	2006	2005	2004
Condensed Statements of Cash Flow

Cash flows from operating activities:
Net income	$22,826	$20,006	$17,626
Equity in undistributed earnings of subsidiaries	(27,423)	(24,057)	(20,954)
Stock-based compensation	1,140	—	—
Excess tax benefit from stock-based compensation	(905)	—	—
Change in other assets and liabilities	1,167	3,010	551

Net cash used in operating activities	(3,195)	(1,041)	(2,777)

Cash flows from investing activities:
Net cash paid in earn-outs	(206)	(2,033)	(9,775)
Net advances to subsidiaries	(6,283)	(2,847)	(2,054)
Other	(56)	(1,128)	(948)

Net cash used in investing activities	(6,545)	(6,008)	(12,777)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	2,650	2,073	2,027
Proceeds from the issuance of junior subordinated debentures	—	20,000	30,000
Redemption of junior subordinated debentures	—	(20,000)	—
Dividends	(4,960)	(4,210)	(3,705)
Excess tax benefit from stock-based compensation	905	—	—
Other	—	(74)	—

Net cash (used in) provided by financing activities	(1,405)	(2,211)	28,322

Net (decrease) increase in cash and cash equivalents	(11,145)	(9,260)	12,768

Cash and cash equivalents—beginning of year	11,827	21,087	8,319

Cash and cash equivalents—end of year	$682	$11,827	$21,087

21.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Interest
income	$36,745	$35,759	$33,218	$30,722	$28,753	$27,011	$24,622	$23,070
Interest
expense	15,901	15,595	13,656	11,863	10,030	8,712	7,464	6,275
Net interest
income	20,844	20,164	19,562	18,859	18,723	18,299	17,158	16,795
Net income	5,485	6,256	5,806	5,279	5,731	5,044	4,405	4,826

Earnings per
share—
basic	$0.24	$0.28	$0.26	$0.23	$0.26	$0.23	$0.20	$0.21

Earnings per
share—
diluted	$0.23	$0.27	$0.25	$0.23	$0.25	$0.22	$0.19	$0.21

******