Form 10-Q
period 2007-03-31
COBIZ INC
filed 2007-05-10
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Yes     ☒                       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer        ☐        Accelerated Filer        ☒        Non-accelerated Filer        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                     No    ☒

There were 23,865,595 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 23, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CoBiz Inc.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(unaudited)

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash and due from banks	$57,440	$38,976
Investments:
Investment securities available for sale (cost of $405,778 and $425,006, respectively)	404,351	422,573
Investment securities held to maturity (fair value of $689 and $725, respectively)	686	722
Other investments	15,756	15,599
Total investments	420,793	438,894
Loans, net	1,550,875	1,526,589
Goodwill	39,836	39,557
Intangible assets, net	2,464	2,583
Bank owned life insurance	25,688	25,581
Premises and equipment, net	8,581	9,033
Accrued interest receivable	9,987	9,747
Deferred income taxes	7,567	7,654
Other	14,077	13,809
TOTAL ASSETS	$2,137,308	$2,112,423

Liabilities
Deposits
Demand	$443,303	$450,244
NOW and money market	562,594	566,849
Savings	12,191	10,740
Certificates of deposits	468,897	448,504
Total Deposits	1,486,985	1,476,337
Securities sold under agreements to repurchase	257,855	227,617
Other short-term borrowings	111,318	152,200
Accrued interest and other liabilities	19,065	21,428
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	1,947,389	1,949,748
Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding Common, $.01 par value; 50,000,000 shares authorized; 23,864,745 and 22,700,890 issued and outstanding, respectively	239	227
Additional paid-in capital	96,509	74,560
Retained earnings	94,827	90,502
Accumulated other comprehensive loss, net of income tax of $(1,014) and $(1,601), respectively	(1,656)	(2,614)
Total shareholders’ equity	$189,919	$162,675
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,137,308	$2,112,423

See Notes to Consolidated Financial Statements

CoBiz Inc.

Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$30,946	$25,703
Interest and dividends on investment securities:
Taxable securities	5,043	4,715
Nontaxable securities	49	58
Dividends on securities	203	165
Federal funds sold and other	116	81
Total interest income	36,357	30,722
INTEREST EXPENSE:
Interest on deposits	9,424	6,523
Interest on short-term borrowings	4,523	4,099
Interest on junior subordinated debentures	1,395	1,241
Total interest expense	15,342	11,863
NET INTEREST INCOME BEFORE PROVISION
FOR LOAN LOSSES	21,015	18,859
Provision for loan losses	—	400
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,015	18,459
NONINTEREST INCOME:
Service charges	684	708
Trust and advisory fees	1,152	982
Insurance income	2,630	2,797
Investment banking income	1,423	1,147
Other income	743	706
Total noninterest income	6,632	6,340
NONINTEREST EXPENSE:
Salaries and employee benefits	12,446	11,157
Occupancy expenses, premises and equipment	2,830	2,712
Amortization of intangibles	119	120
Other	2,990	2,617
Total noninterest expense	18,385	16,606
INCOME BEFORE INCOME TAXES	9,262	8,193
Provision for income taxes	3,379	2,913
NET INCOME	$5,883	$5,280

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	958	(1,167)
COMPREHENSIVE INCOME	$6,841	$4,113

EARNINGS PER SHARE:
Basic	$0.25	$0.24
Diluted	$0.24	$0.23
DIVIDENDS PER SHARE	$0.06	$0.05

See Notes to Consolidated Financial Statements

CoBiz Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,883	$5,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	42	401
Depreciation and amortization	963	996
Amortization of net loan fees	(575)	(702)
Provision for loan and credit losses	222	400
Stock-based compensation	280	302
Federal Home Loan Bank stock dividend	(157)	(119)
Deferred income taxes	(384)	(691)
Excess tax benefits from stock-based compensation	(562)	(164)
Increase in cash surrender value of bank owned life insurance	(241)	(228)
Supplemental Executive Retirement Plan	124	101
Other operating activities, net	(21)	17

Changes in operating assets and liabilities
Accrued interest receivable	(240)	(706)
Other assets	1,008	136
Accrued interest and other liabilities	(1,757)	(59)
Net cash provided by operating activities	4,585	4,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,095)	(3,062)
Purchase of investment securities available for sale	(50,868)	(53,885)
Maturities of investment securities held to maturity	36	64
Maturities of investment securities available for sale	70,015	28,575
Net cash paid in earn-outs	(438)	—
Loan originations and repayments, net	(23,711)	(55,607)
Purchase of premises and equipment	(476)	(576)
Proceeds from sale of premises and equipment	91	19
Repayment of other investments	63	—
Net cash used in investing activities	(6,383)	(84,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market, and savings accounts	(9,745)	67,480
Net increase in certificates of deposits	20,393	25,923
Net decrease in short term borrowings	(40,882)	(31,100)
Net increase in securities sold under agreements to repurchase	30,238	21,821
Proceeds from issuance of stock and stock option exercises	21,119	1,019
Dividends paid on common stock	(1,423)	(1,118)
Excess tax benefit on stock option exercises	562	164
Net cash provided by financing activities	20,262	84,189

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,464	4,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,976	50,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,440	$55,382

See notes to consolidated financial statements

CoBiz Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                            Consolidated Condensed Financial Statements

The accompanying unaudited consolidated condensed financial statements of CoBiz Inc. (“Parent”), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank (“Bank”); CoBiz Insurance, Inc.; Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; GMB Equity Partners; and Financial Designs Ltd. (“FDL”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

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

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Reclassifications within the segment disclosure have been made to prior balances to conform to the current year presentation.

2.                                            Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instrument-an amendment of SFAS No. 133 and SFAS No.140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 did not have an impact on the consolidated financial statements.

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS 156 did not have an impact on the consolidated financial statements.

On January 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). EITF 06-5, addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of this Statement will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except in certain circumstances that will be applied retrospectively. The Company is evaluating the impact, if any, SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect of the first remeasurement to fair value is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating the impact, if any, SFAS 159 will have on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar policies carried in Bank-Owned Life Insurance (“BOLI”). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 04-6 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life insurance arrangements.

3.                                            Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2007	2006
Weighted average shares outstanding - basic earnings per share	23,513,264	22,377,579

Effect of dilutive securities	691,938	832,017

Weighted average shares outstanding - diluted earnings per share	24,205,202	23,209,596

For the three months ended March 31, 2007 and 2006, 416,159 and 318,198 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive. On January 24, 2007, the Company issued 975,000 shares of common stock at a public offering price of $20.90, net of offering costs of $101,000.

4.                                            Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Other comprehensive items:
Unrealized gain (loss) on available for sale securities net of reclassification to operations of $(39) and $0	$1,006	$(1,422)

Unrealized gain (loss) on derivative securities, net of reclassification to operations of $(457) and $(376)	539	(461)

Tax (expense) benefit related to items of other comprehensive income	(587)	716

Other comprehensive income (loss), net of tax	$958	$(1,167)

5.                                            Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of March 31, 2007, is noted below. The increase in goodwill is related to the 2006 FDL earn-out which was paid in the first quarter of 2007.   The payment consisted of 19,501 shares of CoBiz common stock and $0.4 million in cash.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	March 31,	March 31,
	2006	adjustments	2007	2007
	(dollars in thousands)

Commercial banking	$15,128	$97	$15,225	$2,099,211
Investment banking services	5,279	—	5,279	7,520
Investment advisory and trust	4,217	—	4,217	5,950
Insurance	14,933	182	15,115	22,317
Corporate support and other	—	—	—	2,310
Total	$39,557	$279	$39,836	$2,137,308

As of December 31, 2006, and March 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
	and relationships	agreements	Total
	(dollars in thousands)

December 31, 2006	$2,556	$27	$2,583
Amortization	116	3	119

March 31, 2007	$2,440	$24	$2,464

The Company recorded amortization expense of $119,000 during the three months ended March 31, 2007, compared to $120,000 in the same period of 2006. Amortization expense on intangible assets for each of the five succeeding years (excluding $351,000 to be recognized for the remaining nine months of fiscal 2007) is estimated as (in thousands):

2008	$413
2009	364
2010	363
2011	360
2012	360

6.                                            Derivatives

A summary of the outstanding derivatives at March 31, 2007, is as follows:

	March 31,
	2007		2006
		Estimated		Estimated
	Notional	fair value	Notional	fair value
	(dollars in thousands)
Asset/liability management hedges:
Cash flow hedges - interest rate swap	$110,000	$(1,397)	$150,000	$(3,280)

Customer accomodation derivatives:
Interest rate swaps	$20,390	$(519)	$1,060	$48
Reverse interest rate swaps	20,390	519	1,060	(48)

7.                                            Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at March 31, 2007 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
		(dollars in thousands)
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619	09/17/2033	09/17/2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928	07/23/2034	07/23/2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619	09/30/2035	09/30/2010

8.             Share-Based Compensation Plans

During the first three months of 2007 and 2006, the Company recognized compensation expense, net of estimated forfeitures, of $280,000 and $302,000 for stock-based compensation awards for which the requisite service was rendered in the period and had the following effect on net income, earnings per share and cash flows:

	Increase/(decrease)
	(dollars in thousands, except per share amounts)
For three months ending March 31,	2007	2006

Income before income taxes	$(280)	$(302)
Net income	(226)	(246)
Earnings per share - basic	(0.01)	(0.01)
Earnings per share - diluted	(0.01)	(0.01)
Cash used by operating activities	(562)	(164)
Cash provided by financing activities (tax benefit)	562	164

The Company currently uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Grant date fair value for stock awards is determined by the closing market price of the stock on grant date.

A summary of changes in option awards for the three months ended March 31, 2007, is as follows:

		Weighted
		average
		exercise
	Shares	price

Outstanding at December 31,2006	2,137,626	$12.84
Granted	71,500	20.98
Exercised	157,622	7.93
Forfeited	7,508	17.98
Outstanding at March 31, 2007	2,043,996	$13.49
Exercisable at March 31, 2007	1,420,796	$10.69

The weighted average grant date fair value of options granted during the period was $5.21. The weighted average remaining term for outstanding options at March 31, 2007, was 4.9 years and unrecognized expense of $2,256,000 is expected to be recognized over a weighted average period of 2.1 years.

During the period ending March 31, 2007, the Company issued 2,000 shares with five-year vesting as stock awards with weighted average grant date fair value of $21.07. As of March 31, 2007, unrecognized expense associated with the stock awards is $41,000 and expected to be recognized over a weighted average period of 4.9 years. The Company had not issued any similar stock awards prior to those awarded in the current period.

9.             Segments

The Company’s principal areas of activity consist of commercial banking, investment banking services, investment advisory and trust, insurance, and corporate support and other.

The Company’s commercial banking consists of the activities of CBB and ABB. CBB is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail. ABB is based in Phoenix, Arizona and has seven locations in the Phoenix metropolitan area. Prior to 2007, the Company disclosed CBB and ABB as separate reportable segments. In the first quarter of 2007, in conjunction with the implementation of a new internal income and expense allocation model, the two geographic areas were combined into one commercial banking segment. All prior period disclosures have been adjusted to conform to the new presentation.

The investment banking services segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The investment advisory and trust segment consists of the operations of ACMG and CoBiz Trust (formerly CoBiz Private Asset Management). ACMG is an SEC-registered investment management firm that manages stock and bond portfolios for individuals and institutions. CoBiz Trust offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance, Inc. is derived from insurance product sales and referrals, and are paid by third-party insurance carriers. Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, and are paid to us by the insurance carrier for distributing and servicing their insurance products.

Corporate support and other consists of activities that are not directly attributable to the other reportable segments. Included in this category are primarily the activities of the Leasing and Parent companies.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

For the Quarter ended March 31, 2007

		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
	banking	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$36,277	$39	$—	$1	$40	$36,357
Total interest expense	13,948	—	—	2	1,392	15,342
Net interest income	22,329	39	—	(1)	(1,352)	21,015
Provision for loan losses	29	—	—	—	(29)	—
Net interest income after provision for loan losses	22,300	39	—	(1)	(1,323)	21,015

Noninterest income	1,426	1,423	1,152	2,630	1	6,632
Noninterest expense and minority interest	6,470	1,520	1,000	2,458	6,937	18,385
Income before income taxes	17,256	(58)	152	171	(8,259)	9,262
Provision for income taxes	6,329	(19)	51	78	(3,060)	3,379
Net income before management fees and overhead allocations	$10,927	$(39)	$101	$93	$(5,199)	$5,883

Management fees and overhead allocations, net of tax	3,743	44	57	105	(3,949)	—

Net income	$7,184	$(83)	$44	$(12)	$(1,250)	$5,883

At March 31, 2007

Balance Sheet
Total assets	$2,099,211	$7,520	$5,950	$22,317	$2,310	$2,137,308
Total gross loans and leases	1,568,737	—	—	—	—	1,568,737
Total deposits & customer repurchase agreements	1,743,596	—	1,244	—	—	1,744,840

For the Quarter ended March 31, 2006

		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
	banking	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$30,665	$8	$5	$6	$38	$30,722
Total interest expense	10,627	—	—	—	1,236	11,863
Net interest income	20,038	8	5	6	(1,198)	18,859
Provision for loan losses	436	—	—	—	(36)	400
Net interest income after provision for loan losses	19,602	8	5	6	(1,162)	18,459

Noninterest income	1,349	1,147	982	2,797	65	6,340
Noninterest expense and minority interest	5,284	863	822	2,546	7,091	16,606
Income before income taxes	15,667	292	165	257	(8,188)	8,193
Provision for income taxes	5,675	111	64	102	(3,039)	2,913
Net income before management fees and overhead allocations	$9,992	$181	$101	$155	$(5,149)	$5,280

Management fees and overhead allocations, net of tax	3,962	42	48	84	(4,136)	—

Net income	$6,030	$139	$53	$71	$(1,013)	$5,280

At March 31, 2006

Balance Sheet
Total assets	$1,986,915	$6,989	$5,557	$20,827	$3,921	$2,024,209
Total gross loans and leases	1,388,360	—	—	—	33	1,388,393
Total deposits & customer repurchase agreements	1,657,957	—	945	—	—	1,658,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006. For a discussion of the segments included in our principal activities, see Note 9 to these financial statements.

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

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We have also focused on reducing our dependency on our net interest margin by increasing our noninterest income.

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

Financial Highlights

•                  Net income for the three months ended March 31, 2007, was $5.9 million compared to $5.3 million for the same period in 2006. Diluted earnings per share for the three months ended March 31, 2007, were $0.24, compared to $0.23 for the same period in 2006.

•                  The net interest margin expanded 14 basis points to 4.38% for the three months ended March 31, 2007, compared to 4.24% for the same period in 2006.

•                  During the fourth quarter of 2006, the Company began the process of selling additional common stock through a secondary offering that subsequently closed on January 24, 2007. The Company sold 975,000 shares of common stock at a public offering price of $20.90. The proceeds will primarily be used to support the growth of the Bank, as well as general corporate purposes.

•                  The Company’s commercial bank segment contributed $0.29 per diluted share for the first three months in 2007, as compared to $0.26 per diluted share for the same period in 2006. For the same periods, the net contribution for the rest of the company decreased $0.02 per share, mainly due to the volatility inherent in our fee-based business lines.

•                  Gross loans increased 6.4% on an annualized basis from December 31, 2006.

•                  Deposits and customer repurchase agreements increased 9.7% on an annualized basis from December 31, 2006.

•                  Asset quality, while still strong when compared to our peers, worsened slightly with non-performing assets as a percentage of total assets at 0.20%, compared to 0.06% at December 31, 2006.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Financial Condition

Total assets increased by $24.9 million to $2.14 billion as of March 31, 2007, from $2.11 billion as of December 31, 2006. The increase in total assets is primarily due to growth in net loans which were largely funded by proceeds from paydowns and maturities in the investment securities portfolio.

Investments. Total investments decreased $18.1 million to $420.8 million, from $438.9 million as of December 31, 2006. The decrease in investments was largely due to paydowns and maturities of available-for-sale mortgage-backed securities of $70.0 million, offset by $50.9 million in purchases of primarily short-term government agency debentures.

Loans. Gross loans increased by $24.3 million to $1.57 billion as of March 31, 2007, from $1.54 billion at December 31, 2006. The increase in loans is primarily due to growth in our real estate mortgage portfolio with approximately 74.0% of the growth in that portfolio coming from the Arizona market.

	March 31, 2007		December 31, 2006		March 31, 2006
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
	(dollars in thousands)
LOANS
Commercial	$480,339	31.0%	$482,309	31.6%	$421,223	30.7%
Real Estate - mortgage	727,109	46.9%	698,951	45.8%	702,018	51.2%
Real Estate - construction	291,971	18.8%	292,952	19.2%	194,102	14.2%
Consumer	56,014	3.6%	57,990	3.8%	58,750	4.3%
Other	13,304	0.9%	12,258	0.8%	12,300	0.9%
Gross loans	1,568,737	101.2%	1,544,460	101.2%	1,388,393	101.2%
Less allowance for loan losses	(17,862)	(1.2)%	(17,871)	(1.2)%	(16,721)	(1.2)%
Net loans	$1,550,875	100.0%	$1,526,589	100.0%	$1,371,672	100.0%

Goodwill. Goodwill increased by $0.3 million to $39.8 million as of March 31, 2007, from $39.5 million as of December 31, 2006. The increase was due to additional purchase price consideration paid to the former owners of Financial Designs, Ltd. under the terms of an earn-out agreement for the year-ended December 31, 2006.

Other Assets. Other assets is comprised of investments in limited partnership interests, accounts receivable, prepaid expenses and the fair value of derivative instruments.

Changes in these assets during the three months ended March 31, 2007, did not materially fluctuate from the same period in 2006.

Deposits. Deposits increased by $10.6 million to $1.49 billion as of March 31, 2007, from $1.48 billion as of December 31, 2006. The net increase in deposits was driven primarily by increases in Certificates of Deposit (“CD”) under $100,000, which increased $13.5 million. Deposit growth since March 31, 2006, has largely been due to increases in Brokered CDs ($129.1 million as of March, 2007) which the Company uses as an alternative to other short-term borrowing and do not require the collateral commitment that other traditional sources may require, such as Federal Home Loan Bank (“FHLB”) advances. Core-deposit growth continues to be a challenge due to competition from other banks and financial service providers.  To address this challenge, the Company implemented a banker incentive plan based on 2007 deposit growth in the non-interest bearing portfolio.

	March 31, 2007		December 31, 2006		March 31, 2006
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
	(dollars in thousands)
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$562,594	32.2%	$566,849	33.3%	$543,794	32.8%
Savings	12,191	0.7%	10,740	0.6%	8,706	0.5%
Certificates of deposits under $100,000	100,866	5.8%	87,366	5.1%	83,626	5.0%
Certificates of deposits $100,000 and over	368,031	21.1%	361,138	21.2%	322,414	19.4%
Total interest-bearing deposits	1,043,682	59.8%	1,026,093	60.2%	958,540	57.8%
Noninterest-bearing demand deposits	443,303	25.4%	450,244	26.4%	461,815	27.8%
Customer repurchase agreements	257,855	14.8%	227,617	13.4%	238,547	14.4%
Total deposits and customer repurchase agreements	$1,744,840	100.0%	$1,703,954	100.0%	$1,658,902	100.0%

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase increased $30.3 million to $257.9 million at March 31, 2007, from $227.6 million at December 31, 2006. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of March 31, 2007 and December 31, 2006, all of our repurchase agreements were transacted on behalf of our customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other Short-Term Borrowings. Other short-term borrowings decreased $40.9 million to $111.3 million as of March 31, 2007, from $152.2 million at December 31, 2006. Other short-term borrowings consist of fed funds purchased, overnight and term borrowings from the FHLB, and short-term borrowings from the U.S. Treasury. Other short-term borrowings are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and rising rates. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits. Net proceeds from securities investment paydowns and the completed equity offering have been used to reduce short-term borrowings during the quarter. The Company has actively sought additional funding through the use of Brokered CDs which generally carry more favorable interest rates than those available in the overnight fed funds market or from the FHLB.

Accrued Interest and Other Liabilities. Accrued interest and other liabilities decreased $2.3 million to $19.1 million at March 31, 2007, from $21.4 million as of December 31, 2006. The decrease was primarily the result of the $5.2 million payout of 2006 year-end bonuses, earn-outs and compensation accrued as of December 31, 2006, offset by increases in accrued interest of $0.2 million, $3.3 million in income taxes payable and a $0.2 million addition to the reserve for letters of credit losses.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Quarter Ended March 31,
	2007	2006
INCOME STATEMENT DATA
Interest income	$36,357	$30,722
Interest expense	15,342	11,863
NET INTEREST INCOME BEFORE PROVISION	21,015	18,859
Provision for loan and credit losses	—	400
NET INTEREST INCOME AFTER PROVISION	21,015	18,459
Noninterest income	6,632	6,340
Noninterest expense	18,385	16,606
INCOME BEFORE INCOME TAXES	9,262	8,193
Provision for income taxes	3,379	2,913
NET INCOME	$5,883	$5,280

Annualized return on average assets for the three months ended March 31, 2007, was 1.13%, compared to 1.09% for the same period in 2006. Annualized return on average common shareholders’ equity for the three months ended March 31, 2007, was 13.19%, compared to 15.42% for the same period in 2006. The decrease in our return on average equity ratio is primarily the result of the common equity raise completed in January 2007 that increased equity by $19.3 million. The growth in equity is impacted not only by the equity raise, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available for sale investments and cash flow hedges.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2007 and 2006.

	For the quarter ended March 31,
		2007			2006
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
	(dollars in thousands)
Assets
Federal funds sold and other	$6,291	$116	7.38%	$5,951	$81	5.44%
Investment securities (2)	414,251	5,324	5.14%	459,843	4,973	4.33%
Loans (2), (3)	1,557,779	31,068	7.98%	1,366,088	25,792	7.55%
Allowance for loan losses	(17,981)			(17,221)
Total interest earning assets	$1,960,340	$36,508	7.45%	$1,814,661	$30,846	6.80%
Noninterest-earning assets
Cash and due from banks	46,776			47,096
Other	108,806			99,526
Total assets	$2,115,922			$1,961,283

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$555,667	$4,219	3.08%	$495,906	$2,930	2.40%
Savings deposits	11,101	43	1.57%	8,538	14	0.67%
Certificates of deposits
Under $100,000	94,433	1,080	4.64%	80,157	712	3.60%
$100,000 and over	335,684	4,082	4.93%	303,337	2,867	3.83%
Total Interest-bearing deposits	$996,885	$9,424	3.83%	$887,938	$6,523	2.98%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	412,230	4,523	4.39%	427,415	4,099	3.84%
Junior subordinated debentures	72,166	1,395	7.73%	72,166	1,241	6.88%
Total interest-bearing liabilities	$1,481,281	$15,342	4.18%	$1,387,519	$11,863	3.45%
Noninterest-bearing demand accounts	435,353			421,396
Total deposits and interest-bearing liabilities	1,916,634			1,808,915
Other noninterest-bearing liabilities	18,398			13,478
Total liabilities and preferred securities	1,935,032			1,822,393
Shareholders’ equity	180,890			138,890
Total liabilities and shareholders’ equity	$2,115,922			$1,961,283
Net interest income		$21,166			$18,983
Net interest spread			3.27%			3.35%
Net interest margin			4.38%			4.24%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.34%			130.78%

(1)                                  Average yield or cost for the three months ended March 31, 2007 and 2006 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

The increase in interest income on a tax-equivalent basis for the three months ended March 31, 2007, was primarily driven by an increase in the average volume of the loan portfolio and yield increases on the loan and investment portfolios. The volume of our interest-earning assets increased due to the growth in our average loan portfolio of $191.7 million for the three months ended March 31, 2007 over the same period in 2006, primarily driven by growth in real estate construction lending. The yield on interest-earning assets also contributed to the increase in interest income, as the average yield increased 65 basis points for the three months ended March 31, 2007.

The increase in interest expense is attributed primarily to the rising interest rate environment and to a lesser extent the increased volume of interest-bearing liabilities. The rates on our deposit portfolio and wholesale funding sources are significantly impacted by changes in short-term rates, in addition to other economic factors. The average target federal funds rate was 5.25% for the three months ended March 31, 2007 compared to 4.42% for the same period in 2006. The increase in the average federal funds rate has increased our wholesale funding costs. The increase in interest expense from volume growth was relatively muted when comparing the first quarter of 2007 to the first quarter of 2006. The volume growth in interest-bearing liabilities for the quarter-ended March 31, 2007, was all in the deposit portfolio, which has a lower yield than wholesale borrowings. The Company also benefited from the common equity raise completed in January 2007 that allowed for a reduction in wholesale borrowings.

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

Noninterest Income. The following table presents noninterest income for the three months ended March 31, 2007 and 2006:

	Quarter ended March 31,		Increase/(decrease)
	2007	2006	Amount	%
	(dollars in thousands)
NONINTEREST INCOME
Deposit service charges	$684	$708	$(24)	(3.4)%
Other loan fees	184	172	12	7.0%
Investment advisory and trust income	1,152	982	170	17.3%
Insurance income	2,630	2,797	(167)	(6.0)%
Investment banking income	1,423	1,147	276	24.1%
Other income	559	534	25	4.7%
Total noninterest income	$6,632	$6,340	$292	4.6%

Noninterest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, letter of credit and ancillary loan fees, income from investment advisory and trust services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, and increases in the cash surrender value of bank-owned life insurance.

We believe offering such complementary products as discussed below allows us to both broaden our relationships with existing customers and attract new customers to our core business. We believe the fees generated by these services will increase our noninterest income and reduce our dependency on net interest income. Noninterest income as a percentage of operating revenues was 24% for the three months ended March 31, 2007, compared to 25% for the same period in 2006. This level of noninterest income to operating revenues is consistent with the Company’s ongoing goal of diversifying our revenue and reducing our dependency on net interest income.

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services where customers are billed for deposits on analysis.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate.  Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.

Investment Advisory and Trust Income. Investment advisory and trust income for the three months ended March 31, 2007, increased from the same period in 2006 due to an increase in the overall assets under management. As of March 31, 2007, the Investment Advisory and Trust segment had a combined $666.6 million in discretionary assets under management, a 14% increase over March 31, 2006. In January 2007, the Company hired two business development officers to lead the Company’s trust function. The benefit from hiring these officers is already being realized, as total discretionary and non-discretionary assets under management for the trust division at the end of March 31, 2007, increased at an annualized rate of 17.4% during the first quarter.

Insurance Income. Insurance income is derived from three main areas: wealth transfer, benefits consulting, and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Revenue from benefits consulting and property and casualty (“P&C”) is a more recurring revenue source. For the three months ended on March 31, 2007 and 2006, revenue earned from the Insurance segment is comprised of the following:

	Three months ended March 31,
	2007	2006

Wealth transfer and executive compensation	51.50%	50.20%
Benefits consulting	28.82%	25.12%
Property and casualty	16.73%	21.92%
Fee income	2.95%	2.75%
	100.00%	100.00%

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. The increase in revenue for the first three months of 2007 compared to 2006 was due to higher average success fees in 2007, as well as a greater number of clients under retainer.

Other Income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income. Other income for the three months ended March 31, 2007 did not materially fluctuate from the same period in 2006.

Noninterest Expense.  The following table presents noninterest expense for the three months ended March 31, 2007 and 2006:

	Quarter ended March 31,		Increase/(decrease)
	2007	2006	Amount	%
	(dollars in thousands)
NONINTEREST EXPENSES
Salaries and employee benefits	$12,166	$10,855	$1,311	12.1%
Stock based compensation expense	280	302	(22)	(7.3)%
Occupancy expenses, premises and equipment	2,830	2,712	118	4.4%
Amortization of intangibles	119	120	(1)	(0.8)%
Other operating expenses	2,990	2,617	373	14.3%
Total noninterest expenses	$18,385	$16,606	$1,779	10.7%

Salaries and Employee Benefits. Salaries and employee benefits for the three months ended March 31, 2007 have increased primarily due to the growth of our full-time equivalent employee base. The increase in salaries and employee benefits, which increased 12.1% from the first quarter of 2006, is due in part to higher staffing levels to accommodate our growth and annual merit increases awarded as of January 1, 2007, that averaged 4.38%. As of March 31, 2007, the Company employed 468 full-time-equivalent employees, compared to 444 a year earlier. The Company made significant progress in the recruitment of business development officers in the latter half of 2006, increasing compensation expense though the beneficial revenue impact has yet to be fully realized.

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

Occupancy Costs. Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for the first three months of 2007 have remained relatively stable when compared to the same period in 2006, as the majority of our de novo locations were in place as of March 31, 2006. The slight increase is primarily due to depreciation from the expansion of existing locations, increases in common area management charges and increases in rent for leases that escalate periodically based on the Consumer Price Index.

Other Operating Expenses. Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended March 31, 2007, over the same period in 2006 was primarily attributed to $0.2 million in provision for credit losses that was recorded for estimated letter of credit losses.

Provision and Allowance for Loan and Credit Losses

For the three months ending March 31, 2007 the Company recorded $0.2 million in combined provision for loan and credit losses, compared to $0.4 million for the same period in 2006. The allowance for loan and credit losses amounted to 1.19% of gross loans as of March 31, 2007, compared to 1.25% as of March 31, 2006. The Company continues to maintain a superior standing in the industry with just one-fifth of one percent of total assets in a non-performing status as of March 31, 2007. The Company’s credit quality measures are a reflection of management’s commitment to maintaining its high underwriting standards.

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

	Three months ended	Year ended	Three months ended
	March 31, 2007	December 31, 2006	March 31, 2006
		(dollars in thousands)
Allowance for loan losses at beginning of period	$17,871	$16,906	$16,906
Charge-offs:
Commercial	(18)	(278)	(22)
Consumer	(15)	(34)	(8)
Other	—	(8)	—

Total charge-offs	(33)	(320)	(30)
Recoveries:
Commercial	19	487	50
Real estate — mortgage	—	25	—
Consumer	1	7	—
Other	4	—

Total recoveries	24	519	50
Net (charge-offs) recoveries	(9)	199	20
Provisions for loan losses charged to operations	—	766	(205)
Allowance for loan losses at end of period	$17,862	$17,871	$16,721

Allowance for credit losses at beginning of period	$576	$—	$—
Provisions for credit losses charged to operations	222	576	605
Allowance for credit losses at end of period	$798	$576	$605

Combined allowance for loan and credit losses at end of period	$18,660	$18,447	$17,326

Combined provision for loan and credit losses	$222	$1,342	$400

Ratio of net (charge-offs) recoveries to average loans (1)	0.00%	0.01%	0.01%
Average loans outstanding during the period	$1,557,779	$1,446,964	$1,366,088

(1)  The ratios for the three months ended March 31, 2007 and 2006 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
	2007	2006	2006
		(dollars in thousands)
Loans 90 days or more delinquent and still accruing	$—	$990	$5
Nonaccrual loans	4,303	335	895
Total nonperforming loans	4,303	1,325	900
Repossessed assets	—	—	—
Total nonperforming assets	$4,303	$1,325	$900
Combined allowance for loan and credit losses	$18,661	$18,447	$17,326

Ratio of nonperforming assets to total assets	0.20%	0.06%	0.04%
Ratio of nonperforming loans to total loans	0.27%	0.09%	0.06%
Ratio of allowance for loan and credit losses to total loans	1.19%	1.19%	1.25%
Ratio of allowance for loan and credit losses to nonperforming loans	433.67%	1392.30%	1925.00%

Approximately 89.4% of the total nonperforming loans pertain to three relationships in the portfolio. Although nonperforming, the loans are well collateralized and management does not consider there to be a significant risk of loss associated with these relationships.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of March 31, 2007:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Federal funds purchased	$18	$—	$—	$—	$18
FHLB overnight funds purchased	11,300	—	—	—	11,300
Repurchase agreements	257,855	—	—	—	257,855
FHLB advances	100,000	—	—	—	100,000
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,618	8,677	5,537	4,355	23,187
Total contractual obligations	$373,791	$8,677	$5,537	$76,521	$464,526

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model. We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur. Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition. The Company has committed to make additional earn-out payments to the former shareholders of FDL based on earnings performance through the end of 2007.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2007, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$463,755	$230,890	$22,448	$7,244	$724,337
Standby letters of credit	43,363	7,484	5	—	50,852
Commercial letters of credit	7,219	74	4,022	—	11,315
Unfunded commitments for unconsolidated investments	3,951	—	—	—	3,951
Company guarantees	911	—	—	—	911
Total commitments	$519,199	$238,448	$26,475	$7,244	$791,366

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Because the interest-rate swaps recorded on the balance sheet at March 31, 2007, do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At March 31, 2007, shareholders’ equity totaled $189.9 million, a $27.2 million increase from December 31, 2006. Approximately $19.3 million of the increase in shareholders’ equity is due to the issuance of 975,000 shares sold in a January 2007 public offering. Also contributing to the increase was net income for the period of $5.9 million, $2.3 million related to stock options and Employee Stock Purchase Plan activity and $1.0 million of other comprehensive income for fair value changes in the available for sale securities investments and swap derivatives, offset by dividend payments of $1.4 million.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses. As of March 31, 2007, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are relatively unstable. In addition, the Company has commitments to extend credit under lines of credit and standby letters of credit. The Company has also committed to investing in certain partnerships that may call for contributions at irregular intervals. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments, and expenses. We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with ten other correspondent banks with an aggregate credit line of $245.0 million as well as credit lines based on available collateral sources with three firms to transact street repurchase agreements. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2007, we had $184.4 million in unpledged securities available to collateralize FHLB borrowings and securities sold under agreements to repurchase. We also participate in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it and our ability to submit a successful bid.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Bank.

The Company expects that cash provided or used by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and timing of tax and other payments. Management believes that the existing cash, cash equivalent and investments in marketable securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. The Company may decide to sell additional equity or debt securities to further enhance our capital position, and the sale of additional equity securities could result in additional dilution to our stockholders. Loan repayments and scheduled investment maturities may provide additional sources of liquidity, if needed.

Net cash provided by operating activities totaled $4.6 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase was derived from cash received from net interest income and noninterest income as well as a reduction in expenditures on other assets, offset by higher operating expenses. Our average interest-earning assets increased by $145.7 million from March 31, 2006 to March 31, 2007, while our interest-bearing liabilities only increased by $93.8 million. Our net interest margin increased to 4.38% for the three months ended March 31, 2007, from 4.24% one year earlier. The net increase in our interest-earning assets helped drive our cash receipts from net interest income.

Net cash used in investing activities totaled $6.4 million and $84.5 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash used during the period relative to 2006 was due to a reduction in net loan originations of $31.9 million, an increase of $41.4 million in proceeds from maturities and a decrease in purchases of new investments of $5.0 million. The Company is currently targeting an asset mix whereby investments comprise approximately 20% of total assets, which may change based on the Company’s collateral needs.

Net cash provided by financing activities totaled $20.3 million and $84.2 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in net cash provided by financing activities is primarily attributed to an $82.8 million net decrease in deposit and CD inflows. Repayment of short-term borrowings during the quarter outpaced the same quarter in 2006 by an additional $9.8 million. The decrease in deposit growth and increase in repayments on borrowings were offset by an $8.5 million increase in cash inflows from the customer repurchase agreement product and stock offering proceeds of $19.3 million during the current quarter. Core deposit growth continues to be an area of focus for the

Company as deposits help to provide a source of funding for loans and investments for Company operations. During short-term periods the Company may utilize FHLB advances, fed funds purchased or brokered CDs in an effort to meet certain funding requirements. These sources of funds may come at a higher cost than customer deposits and traditional CD’s thereby placing pressure on the Company’s net interest margin.

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

Forward Looking Statements

This report contains forward-looking statements that describe CoBiz’ future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements speak only as of the date they are made. Such risks and uncertainties include, among other things:

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

•       Those risks identified under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 (“Evaluation Date”) pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

31.1             Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2             Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1             Section 1350 Certification of the Chief Executive Officer.

32.2             Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ INC.

Date:	May 10, 2007	By /s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	May 10, 2007	By /s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer