Form 10-Q
period 2007-06-30
COBIZ FINANCIAL INC
filed 2007-08-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitions period from to

Commission File Number   001-15955

CoBiz Financial Inc.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 l7th Street
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303)  293-2265

(Registrant’s telephone number, including area code)

CoBiz Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

There were 23,786,093 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 2, 2007.

Item 1.  Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash and due from banks	$61,748	$30,352
Interest-bearing deposits and federal funds sold	7,336	8,624
Total cash and cash equivalents	69,084	38,976
Investments:
Investment securities available for sale (cost of $425,595 and $425,006, respectively)	423,018	422,573
Investment securities held to maturity (fair value of $670 and $725, respectively)	666	722
Other investments	16,342	15,599
Total investments	440,026	438,894
Loans, net	1,660,907	1,526,589
Goodwill	39,836	39,557
Intangible assets, net	2,346	2,583
Bank owned life insurance	25,923	25,581
Premises and equipment, net	8,591	9,033
Accrued interest receivable	10,379	9,747
Deferred income taxes	8,469	7,654
Other	14,551	13,809
TOTAL ASSETS	$2,280,112	$2,112,423

Liabilities
Deposits
Demand	$459,743	$450,244
NOW and money market	587,272	566,849
Savings	11,290	10,740
Certificates of deposits	515,379	448,504
Total Deposits	1,573,684	1,476,337
Securities sold under agreements to repurchase	244,257	227,617
Other short-term borrowings	170,108	152,200
Accrued interest and other liabilities	24,210	21,428
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	$2,084,425	$1,949,748
Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding Common, $.01 par value; 50,000,000 shares authorized; 24,004,147 and 22,700,890 issued and outstanding, respectively	240	227
Additional paid-in capital	98,779	74,560
Retained earnings	99,048	90,502
Accumulated other comprehensive loss net of income tax of $1,458 and $1,601, respectively	(2,380)	(2,614)
Total shareholders’ equity	$195,687	$162,675
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,280,112	$2,112,423

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$32,764	$27,734	$63,709	$53,436
Interest and dividends on investment securities:
Taxable securities	5,160	5,144	10,204	9,859
Nontaxable securities	34	58	83	117
Dividends on securities	206	186	409	351
Federal funds sold and other	122	96	238	177
Total interest income	38,286	33,218	74,643	63,940
INTEREST EXPENSE:
Interest on deposits	10,681	8,094	20,106	14,617
Interest on short-term borrowings	4,491	4,219	9,013	8,318
Interest on junior subordinated debentures	1,409	1,343	2,804	2,584
Total interest expense	16,581	13,656	31,923	25,519
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,705	19,562	42,720	38,421
Provision for loan losses	1,037	687	1,037	1,087
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,668	18,875	41,683	37,334
NONINTEREST INCOME:
Service charges	744	717	1,428	1,425
Trust and advisory fees	1,192	1,042	2,344	2,024
Insurance income	2,440	2,766	5,065	5,563
Investment banking income	959	1,908	2,380	3,055
Other income	990	786	1,740	1,492
Total noninterest income	6,325	7,219	12,957	13,559
NONINTEREST EXPENSE:
Salaries and employee benefits	12,015	11,207	24,461	22,364
Occupancy expenses, premises and equipment	2,845	2,844	5,675	5,556
Amortization of intangibles	118	119	237	239
Other	3,027	2,642	6,017	5,259
Total noninterest expense	18,005	16,812	36,390	33,418
INCOME BEFORE INCOME TAXES	8,988	9,282	18,250	17,475
Provision for income taxes	3,328	3,476	6,707	6,389
NET INCOME	$5,660	$5,806	$11,543	$11,086

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(724)	(1,750)	234	(2,918)
COMPREHENSIVE INCOME	$4,936	$4,056	$11,777	$8,168

EARNINGS PER SHARE:
Basic	$0.24	$0.26	$0.49	$0.49
Diluted	$0.23	$0.25	$0.47	$0.48
DIVIDENDS PER SHARE	$0.06	$0.05	$0.12	$0.10

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2007	2006
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,543	$11,086
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	123	784
Depreciation and amortization	1,887	2,001
Amortization of net loan fees	(1,230)	(1,541)
Provision for loan and credit losses	1,037	1,087
Stock-based compensation	708	544
Federal Home Loan Bank stock dividend	(312)	(260)
Deferred income taxes	(963)	(727)
Excess tax benefit from stock-based compensation	(929)	(193)
Increase in cash surrender value of bank owned life insurance	(476)	(464)
Supplemental executive retirement plan	344	230
Other operating activities, net	(126)	314

Changes in operating assets and liabilities
Accrued interest receivable	(632)	(832)
Other assets	250	(683)
Accrued interest and other liabilities	(1,195)	(494)
Net cash provided by operating activities	10,029	10,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,515)	(4,762)
Proceeds from other investments	257	—
Purchase of investment securities available for sale	(157,517)	(81,960)
Maturities of investment securities held to maturity	55	97
Maturities of investment securities available for sale	160,943	56,737
Proceeds from sale of investment securities	1,053	—
Net cash paid in earn-outs	(438)	(206)
Loan originations and repayments, net	(133,969)	(121,802)
Purchase of premises and equipment	(1,272)	(1,348)
Proceeds from sale of premises and equipment	80	49
Net cash used in investing activities	(132,323)	(153,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	30,472	195
Net increase in certificates of deposits	66,719	81,707
Net increase in short-term borrowings	17,908	50,000
Net increase in securities sold under agreements to repurchase	16,640	19,405
Proceeds from issuance of stock	22,596	1,735
Dividends paid on common stock	(2,862)	(2,243)
Excess tax benefit from stock-based compensation	929	193
Net cash provided by financing activities	152,402	150,992

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,108	8,649
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,976	50,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,084	$59,350

See notes to condensed consolidated financial statements

CoBiz Financial Inc.

Notes to Consolidated Condensed Financial Statements

(unaudited)

1.                                      Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (“Parent”, formerly CoBiz Inc.), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank (“Bank”); CoBiz Insurance, Inc.; Colorado Business Leasing, Inc. (“Leasing”); CoBiz GMB, Inc.; GMB Equity Partners; and Financial Designs Ltd. (“FDL”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry.  The Bank operates in its Colorado market areas under the name Colorado Business Bank (“CBB”) and in its Arizona market areas under the name Arizona Business Bank (“ABB”).

The Bank is a full-service business bank with eleven Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and one in Edwards, just west of Vail, as well as seven Arizona locations, all of which are in the Phoenix metropolitan area.  In April 2007, the Bank converted from a national bank charter to a state bank charter.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC, and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC.  Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions.  CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.  Certain reclassifications have been made to prior balances to conform to the current year presentation.

2.                                      Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of SFAS No. 133 and SFAS No.140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 did not have an impact on the consolidated financial statements.

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

On January 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). EITF 06-5, addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect of the first remeasurement to fair value is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating the impact, if any, SFAS 159 will have on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar policies carried in Bank-Owned Life Insurance (“BOLI”). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 06-4 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life insurance arrangements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07—1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“ SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 is effective for fiscal periods beginning after December 15, 2007.  The Company is evaluating the impact, if any, SOP 07-1 will have on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 46R-7, Application of FIN 46R to Investment Companies (“FSP FIN 46(R)-7”).  FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1.  The Company is evaluating the impact, if any, FSP FIN 46(R)-7 will have on its consolidated financial statements.

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating the impact, if any, FSP FIN 39-1 will have on its consolidated financial statements.

3.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic earnings per share	23,954,917	22,517,917	23,735,310	22,448,136

Effect of dilutive securities	549,360	797,481	620,255	814,649

Weighted average shares outstanding - diluted earnings per share	24,504,277	23,315,398	24,355,565	23,262,785

For the three and six months ended June 30, 2007, 823,204 and 620,806 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and six months ended June 30, 2006, 444,472 and 388,999 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Other comprehensive items:
Unrealized loss on available for sale securities, net of reclassification to operations of $215 and $1 for the three months ended June 30 and $253 and $1 for the six months ended June 30	$(1,150)	$(2,776)	$(144)	$(4,199)

Unrealized (loss) gain on derivative securities, net of reclassification to operations of $461 and $548 for the three months ended June 30 and $918 and $925 for the six months ended June 30	(18)	(48)	521	(508)

Tax benefit (expense) related to items of other comprehensive income	444	1,074	(143)	1,789

Other comprehensive (loss) income, net of tax	$(724)	$(1,750)	$234	$(2,918)

5.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of June 30, 2007, is noted below. The change in goodwill is related to additional purchase price consideration paid to the former owners of FDL under the terms of an earn-out agreement for the year-ended December 31, 2006. The total earn-out of $875,000, consisting of 19,501 shares of CoBiz common stock and $438,000 in cash, was paid during the first quarter of 2007.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	June 30,	June 30,
	2006	adjustments	2007	2007
	(dollars in thousands)

Commercial banking	$15,128	$97	$15,225	$2,241,895
Investment banking services	5,279	—	5,279	7,522
Investment advisory and trust	4,217	—	4,217	6,199
Insurance	14,933	182	15,115	22,207
Corporate support and other	—	—	—	2,289

Total	$39,557	$279	$39,836	$2,280,112

As of December 31, 2006, and June 30, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
	and relationships	agreements	Total
	(dollars in thousands)

December 31, 2006	$2,556	$27	$2,583
Amortization	229	8	237
June 30, 2007	$2,327	$19	$2,346

The Company recorded amortization expense of $237,000 during the six months ended June 30, 2007, compared to $239,000 in the same period of 2006.  Estimated amortization expense on intangible assets for each of the five succeeding years (excluding $234,000 to be recognized for the remaining six months of fiscal 2007) is estimated as (in thousands):

2008	$413
2009	364
2010	363
2011	360
2012	360

6.                                      Derivatives

A summary of the outstanding derivatives at June 30, 2007 is as follows:

	At June 30,
	2007		2006
		Estimated		Estimated
	Notional	fair value	Notional	fair value
	(dollars in thousands)
Asset/liability management hedges:
Cash flow hedge - interest rate swap	$135,000	$(1,263)	$145,000	$(3,327)

Customer accomodation derivatives:
Interest rate swap	$20,636	$155	$1,771	$94
Reverse interest rate swap	20,636	(155)	1,771	(94)

7.                                      Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at June 30, 2007 is as follows:

	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date
	(dollars in thousands)
CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619	September 30, 2035	September 30, 2010

8.                                      Share-Based Compensation Plans

During the first six months of 2007 and 2006, the Company recognized compensation expense, net of estimated forfeitures, of $708,000 and $544,000 for stock-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior and was decreased to 5% during the quarter from 7%, a rate used since adoption of FAS 123R in 2006.  Stock-based compensation had the following effect on net income, earnings per share and cash flows:

	Increase/(decrease)
For six months ending June 30,	2007	2006
	(dollars in thousands, except per share amounts)

Income before income taxes	$(708)	$(544)
Net income	(548)	(455)
Earnings per share - basic	(0.02)	(0.02)
Earnings per share - diluted	(0.02)	(0.02)
Cash used by operating activities	(929)	(193)
Cash provided by financing activities	929	193

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.  The expected life for options granted during 2007 was estimated to be an average of 4.01 years, an increase from the previous assumption of 3.5 years.  Grant date fair value for stock awards is determined by the closing market price of the stock on grant date.

A summary of changes in option awards for the six months ended June 30, 2007, is as follows:

		Weighted average
		exercise
	Shares	price

Outstanding at December 31,2006	2,137,626	$12.84
Granted	373,751	20.18
Exercised	286,288	9.27
Forfeited	11,192	19.06
Outstanding at June 30, 2007	2,213,897	$14.53
Exercisable at June 30, 2007	1,460,260	$11.67

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $4.63. The weighted average remaining term for outstanding options at June 30, 2007, was 5.2 years and unrecognized expense of $3,155,000 is expected to be recognized over a weighted average period of 2.4 years.

A summary of changes in stock awards for the six months ended June 30, 2007, is as follows:

		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31,2006	—	$—
Granted	2,000	21.07
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2007	2,000	$21.07

Unrecognized expense associated with the stock awards is $39,000 as of June 30, 2007 and is expected to be recognized over a weighted average period of 4.6 years. The Company had not issued any similar stock awards prior to those awarded in 2007.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows (in thousands):

	For the three months ended June 30, 2007
		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
	Banking	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$38,217	$27	$1	$1	$40	$38,286
Total interest expense	15,174	—	—	1	1,406	16,581
Net interest income	23,043	27	1	—	(1,366)	21,705
Provision for loan and credit losses	1,037	—	—	—	—	1,037
Net interest income after provision for loan losses	22,006	27	1	—	(1,366)	20,668
Noninterest income	1,723	959	1,192	2,440	11	6,325
Noninterest expense	6,090	998	1,026	2,468	7,423	18,005
Income before income taxes	17,639	(12)	167	(28)	(8,778)	8,988
Provision for income taxes	6,567	(2)	86	(4)	(3,319)	3,328
Net income before management fees and overhead allocations	11,072	(10)	81	(24)	(5,459)	5,660
Management fees and overhead allocations, net of tax	3,890	52	64	110	(4,116)	—
Net income	$7,182	$(62)	$17	$(134)	$(1,343)	$5,660

	For the six months ended June 30, 2007
Income Statement
Total interest income	$74,494	$66	$1	$2	$80	$74,643
Total interest expense	29,122	—	—	3	2,798	31,923
Net interest income	45,372	66	1	(1)	(2,718)	42,720
Provision for loan and credit losses	1,066	—	—	—	(29)	1,037
Net interest income after provision for loan losses	44,306	66	1	(1)	(2,689)	41,683
Noninterest income	3,149	2,382	2,344	5,070	12	12,957
Noninterest expense	12,560	2,518	2,026	4,926	14,360	36,390
Income before income taxes	34,895	(70)	319	143	(17,037)	18,250
Provision for income taxes	12,896	(21)	137	74	(6,379)	6,707
Net income before management fees and overhead allocations	21,999	(49)	182	69	(10,658)	11,543
Management fees and overhead allocations, net of tax	7,633	96	121	215	(8,065)	—
Net income	$14,366	$(145)	$61	$(146)	$(2,593)	$11,543

	At June 30, 2007
Balance Sheet
Total assets	$2,241,895	$7,522	$6,199	$22,207	$2,289	$2,280,112
Total gross loans	$1,679,765	$—	$—	$—	$—	$1,679,765
Total deposits and customer repurchase agreements	$1,816,810	$—	$1,131	$—	$—	$1,817,941

	For the three months ended June 30, 2006
		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
	Banking	services	and trust	Insurance	other	Consolidated
Income Statement
Total interest income	$33,166	$7	$6	$2	$37	$33,218
Total interest expense	12,315	—	—	—	1,341	13,656
Net interest income	20,851	7	6	2	(1,304)	19,562
Provision for loan losses	687	—	—	—	—	687
Net interest income after provision for loan losses	20,164	7	6	2	(1,304)	18,875
Noninterest income	1,496	1,908	1,042	2,766	7	7,219
Noninterest expense	4,804	1,324	925	2,634	7,125	16,812
Income before income taxes	16,856	591	123	134	(8,422)	9,282
Provision for income taxes	6,362	235	53	67	(3,241)	3,476
Net income before management fees and overhead allocations	10,494	356	70	67	(5,181)	5,806
Management fees and overhead allocations, net of tax	3,810	39	45	81	(3,975)	—
Net income	$6,684	$317	$25	$(14)	$(1,206)	$5,806

	For the six months ended June 30, 2006
Income Statement
Total interest income	$63,831	$15	$11	$8	$75	$63,940
Total interest expense	22,942	—	—	—	2,577	25,519
Net interest income	40,889	15	11	8	(2,502)	38,421
Provision for loan losses	1,123	—	—	—	(36)	1,087
Net interest income after provision for loan losses	39,766	15	11	8	(2,466)	37,334
Noninterest income	2,845	3,055	2,024	5,563	72	13,559
Noninterest expense	10,088	2,187	1,747	5,180	14,216	33,418
Income before income taxes	32,523	883	288	391	(16,610)	17,475
Provision for income taxes	12,037	346	117	169	(6,280)	6,389
Net income before management fees and overhead allocations	20,486	537	171	222	(10,330)	11,086
Management fees and overhead allocations, net of tax	7,772	81	93	165	(8,111)	—
Net income	$12,714	$456	$78	$57	$(2,219)	$11,086

	At June 30, 2006
Balance Sheet
Total assets	$2,055,749	$8,010	$5,919	$21,441	$4,044	$2,095,163
Total gross loans	$1,455,268	$—	$—	$—	$17	$1,455,285
Total deposits and customer repurchase agreements	$1,644,093	$—	$891	$—	$—	$1,644,984

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

Financial and Operational Highlights

•                  Net income for the three and six months ended June 30, 2007 was $5.7 million and $11.5 million respectively, compared to $5.8 million and $11.1 million for the same periods in 2006.

•                  Diluted earnings per share for the three and six months ended June 30, 2007 were $0.23 and $0.47, compared to $0.25 and $0.48 for the same periods in 2006.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2007 increased to $21.8 million and $43.0 million respectively, compared to $19.7 million and $38.7 million for the same periods in 2006.

•                  The net interest margin on a tax-equivalent basis was 4.32% and 4.35% for the three and six months ended June 30, 2007, respectively, compared to 4.20% and 4.22% for the same periods in 2006.

•                  Gross loans increased $135.3 million from December 31, 2006, or 17.7% on an annualized basis.

•                  Asset quality remained strong at the end of the second quarter, with non-performing assets as a percentage of total assets at 0.09%.

•                  Our quarterly dividend increased 17% to $0.07 per share.

•                  In April 2007, the Bank converted from a national bank charter to a state bank charter.  The change in charter is expected to reduce the dollar amount of our regulatory assessments.

•                  Our corporate name was changed to CoBiz Financial Inc. at our annual meeting in May and the new brand has begun rolling out our throughout each of our subsidiaries.  While the cost of the branding effort has increased operating expense in 2007, the unified presentation of our business will create synergies and cross-sell opportunities that will far outweigh any short-term costs.

•                  On July 19, 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to 5% of our outstanding stock.

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

Financial Condition

Total assets were $2.3 billion as of June 30, 2007, increasing $142.8 million and $167.7 million during the preceding three and six months, respectively. The increase in total assets is primarily due to growth in net loans which were funded approximately 68.5% by core deposit growth and 31.5% by wholesale borrowing sources.

Investments.  Investments increased $1.1 million from $438.9 million at December 31, 2006 to $440.0 million at June 30, 2007.   The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings.  New investments purchased during the quarter were mainly in short-term government agency debentures.

Loans.  Gross loans increased by $135.3 million to $1.68 billion as of June 30, 2007, from $1.54 billion at December 31, 2006.  The increase in loans is primarily due to growth in our real estate construction and mortgage portfolios of $101.8 million and growth in commercial loans of $31.5 million.  Total loan growth since December 31, 2006 has been distributed approximately 35% and 65% between Colorado and Arizona, respectively.

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
LOANS
Commercial	$513,817	30.9%	$482,309	31.6%	$423,620	29.5%
Real Estate - mortgage	788,212	47.5%	698,951	45.8%	718,099	49.9%
Real Estate - construction	305,525	18.4%	292,952	19.2%	236,952	16.5%
Consumer	58,749	3.5%	57,990	3.8%	62,869	4.4%
Other	13,462	0.8%	12,258	0.8%	13,745	1.0%
Gross loans	1,679,765	101.1%	1,544,460	101.2%	1,455,285	101.2%
Less allowance for loan losses	(18,858)	(1.1)%	(17,871)	(1.2)%	(17,268)	(1.2)%
Net loans	$1,660,907	100.0%	$1,526,589	100.0%	$1,438,017	100.0%

Goodwill.  Goodwill increased by $0.3 million to $39.8 million as of June 30, 2007, from $39.5 million as of December 31, 2006. The increase was due to additional purchase price consideration paid to the former owners of Financial Designs, Ltd. under the terms of an earn-out agreement for the year-ended December 31, 2006.

Accrued Interest Receivable.  Accrued interest receivable increased $0.7 million to $10.4 million at June 30, 2007, from $9.7 million at December 31, 2006.  The increase was primarily related to the growth in our investment portfolio and accrued interest included with securities purchased at the end of the quarter.

Deferred Income Taxes.  Deferred income taxes increased $0.8 million to $8.5 million at June 30, 2007, from $7.7 million at December 31, 2006.  The increase was primarily related to the $0.4 million tax effect of the provision for loan losses and $0.3 million tax effect of stock options and SERP liabilities deductible in future periods.

Other Assets.  Other Assets increased $0.7 million to $14.6 million at June 30, 2007, from $13.8 million at December 31, 2006. The increase was primarily comprised of a $1.1 million contribution to an unconsolidated investment fund in which the Company is a limited partner and a $0.4 million increase in prepaid expenses, offset by a $0.8 million decrease in other miscellaneous assets.

Deposits.  Deposits increased by $97.3 million to $1.6 billion as of June 30, 2007, from $1.5 billion as of December 31, 2006. The increase in deposits was driven in part by increases in Certificates of Deposit (“CD”) under $100,000, which increased by $40.5 million since December 31, 2006, offset by a $7.3 million decrease in non-brokered CD’s greater than $100,000.  The increase in deposits was also impacted by the utilization of brokered CD’s as an additional wholesale funding source.  Wholesale CDs are a beneficial funding source as they do not have the collateral requirements that other traditional funding sources may require.  As of June 30, 2007, the Company increased its brokered CDs by $33.6 million to $120.0 million, compared with $86.4 at December 31, 2006.  Core-deposit growth continues to be a challenge due to competition from other banks and financial service providers.  To address this challenge, the Company introduced a banker incentive plan in 2007 designed to reward growth in the non-interest bearing deposit portfolio.

	June 30, 2007		December 31, 2006		June 30, 2006
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$587,272	32.3%	$566,849	33.3%	$513,965	31.2%
Savings	11,290	0.6%	10,740	0.6%	7,985	0.5%
Certificates of deposits under $100,000	127,882	7.0%	87,366	5.1%	80,500	4.9%
Certificates of deposits $100,000 and over	387,497	21.3%	361,138	21.2%	381,324	23.2%
Total interest-bearing deposits	1,113,941	61.3%	1,026,093	60.2%	983,774	59.8%
Noninterest-bearing demand deposits	459,743	25.3%	450,244	26.4%	425,080	25.8%
Customer repurchase agreements	244,257	13.4%	227,617	13.4%	236,130	14.4%
Total deposits and customer repurchase agreements	$1,817,941	100.0%	$1,703,954	100.0%	$1,644,984	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreements to repurchase increased $16.6 million to $244.3 million at June 30, 2007, from $227.6 million at December 31, 2006.  Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base.  As of June 30, 2007 and December 31, 2006, all of our repurchase agreements were transacted on behalf of our customers.  Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.

Other Short-Term Borrowings.  Other short-term borrowings increased $17.9 million to $170.1 million at June 30, 2007, from $152.2 million at December 31, 2006.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), and short term borrowings from the U.S. Treasury.  Other short-term borrowings and street repurchase agreements are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position.  The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and rising rates.  If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $2.8 million to $24.2 million at June 30, 2007, from $21.4 million at December 31, 2006.  The increase was primarily driven by a $5.4 million investment security purchase payable settling after quarter end and a $1.0 million increase in taxes payable.  These increases were offset by a net $3.0 million decrease in accrued bonus, accrued compensation and benefits.  Other significant changes include a $0.8 decrease in the fair market value of derivative liabilities and a $0.2 increase in accrued interest and other miscellaneous liabilities.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2007	2006	Amount	%	2007	2006	Amount	%
	(in thousands)

Interest Income	$38,286	$33,218	$5,068	15.3%	$74,643	$63,940	$10,703	16.7%
Interest Expense	16,581	13,656	2,925	21.4%	31,923	25,519	6,404	25.1%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,705	19,562	2,143	11.0%	42,720	38,421	4,299	11.2%
Provision for loan losses	1,037	687	350	50.9%	1,037	1,087	(50)	-4.6%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,668	18,875	1,793	9.5%	41,683	37,334	4,349	11.6%
Noninterest Income	6,325	7,219	(894)	-12.4%	12,957	13,559	(602)	-4.4%
Noninterest Expense	18,005	16,812	1,193	7.1%	36,390	33,418	2,972	8.9%

INCOME BEFORE INCOME TAXES	8,988	9,282	(294)	-3.2%	18,250	17,475	775	4.4%
Provision for income taxes	3,328	3,476	(148)	-4.3%	6,707	6,389	318	5.0%
NET INCOME	$5,660	$5,806	$(146)	-2.5%	$11,543	$11,086	$457	4.1%

Annualized return on average assets for the three and six months ended June 30, 2007 was 1.04% and 1.08%, respectively, compared to 1.15% and 1.12% for the same periods in 2006.  Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2007 was 11.74% and 12.43%, compared to 16.25% and 15.84% for the same periods in 2006.  The decrease in our return on average equity ratio is primarily the result of the common equity raise completed in January 2007 that increased equity by $19.3 million. The growth in equity was impacted not only by the equity raise, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available for sale investments and cash flow hedges.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2007 and 2006.

	For the quarter ended June 30,
		2007			2006
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)

Assets
Federal funds sold and other	$5,946	$122	8.12%	$5,795	$96	6.55%
Investment securities (2)	425,068	5,420	5.04%	478,292	5,423	4.49%
Loans (2), (3)	1,617,030	32,883	8.04%	1,414,269	27,828	7.78%
Allowance for loan losses	(18,255)			(16,923)
Total interest earning assets	2,029,789	38,425	7.49%	1,881,433	33,347	7.01%
Noninterest-earning assets
Cash and due from banks	47,872			47,977
Other	106,587			103,695
Total assets	$2,184,248			$2,033,105

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$561,376	$4,546	3.25%	$526,791	$3,494	2.66%
Savings deposits	11,320	50	1.77%	8,106	15	0.74%
Certificates of deposits
Under $100,000	119,583	1,448	4.86%	82,092	809	3.95%
$100,000 and over	371,179	4,637	5.01%	349,536	3,776	4.33%
Total Interest-bearing deposits	1,063,458	10,681	4.03%	966,525	8,094	3.36%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	406,025	4,491	4.38%	401,369	4,219	4.16%
Junior subordinated debentures	72,166	1,409	7.72%	72,166	1,343	7.36%
Total interest-bearing liabilities	1,541,649	16,581	4.29%	1,440,060	13,656	3.78%
Noninterest-bearing demand accounts	431,562			433,931
Total deposits and interest-bearing liabilities	1,973,211			1,873,991
Other noninterest-bearing liabilities	17,599			15,827
Total liabilities and preferred securities	1,990,810			1,889,818
Shareholders’ equity	193,438			143,287
Total liabilities and shareholders’ equity	$2,184,248			$2,033,105
Net interest income		$21,844			$19,691
Net interest spread			3.20%			3.23%
Net interest margin			4.32%			4.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.66%			130.65%

	For the six months ended June 30,
		2007			2006
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)

Assets
Federal funds sold and other	$6,118	$238	7.84%	$5,873	$177	6.08%
Investment securities (2)	419,689	10,745	5.16%	469,118	10,397	4.47%
Loans (2), (3)	1,587,569	63,951	8.12%	1,390,311	53,620	7.78%
Allowance for loan losses	(18,119)			(17,071)
Total interest earning assets	1,995,257	74,934	7.57%	1,848,231	64,194	7.00%
Noninterest-earning assets
Cash and due from banks	47,327			47,539
Other	107,691			101,632
Total assets	$2,150,275			$1,997,402

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$558,537	$8,765	3.16%	$511,434	$6,424	2.53%
Savings deposits	11,211	93	1.67%	8,321	29	0.70%
Certificates of deposits
Under $100,000	106,911	2,524	4.76%	81,130	1,521	3.78%
$100,000 and over	353,696	8,724	4.97%	326,564	6,643	4.10%
Total Interest-bearing deposits	1,030,355	20,106	3.94%	927,449	14,617	3.18%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	409,111	9,013	4.44%	414,320	8,318	4.05%
Junior subordinated debentures	72,166	2,804	7.84%	72,166	2,584	7.22%
Total interest-bearing liabilities	1,511,632	31,923	4.26%	1,413,935	25,519	3.64%
Noninterest-bearing demand accounts	433,447			427,698
Total deposits and interest-bearing liabilities	1,945,079			1,841,633
Other noninterest-bearing liabilities	17,997			14,669
Total liabilities and preferred securities	1,963,076			1,856,302
Shareholders’ equity	187,199			141,100
Total liabilities and shareholders’ equity	$2,150,275			$1,997,402
Net interest income		$43,011			$38,675
Net interest spread			3.31%			3.36%
Net interest margin			4.35%			4.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.99%			130.72%

(1)                                  Average yield or cost for the three and six months ended June 30, 2007 and 2006 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans are included in average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and six months ended June 30, 2007 was driven by an increase in the average volume of our loan portfolio, which increased $202.8 million and $197.3 million for the three and six month periods of 2007, respectively.  Interest rate changes did not materially impact net interest income, as increased expense on our interest-bearing liabilities was primarily offset by increased interest on our interest-earning assets.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate.  Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	Three months ended June 30, 2007			Six months ended June 30, 2007
	compared with			compared with
	three months ended June 30, 2006			six months ended June 30, 2006
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets
Federal funds sold and other	$3	$23	$26	$10	$51	$61
Investment securities	(669)	666	(3)	(1,265)	1,613	348
Loans and leases	4,123	932	5,055	7,946	2,385	10,331
Total interest earning assets	3,457	1,621	5,078	6,690	4,050	10,740
Interest-bearing liabilities
NOW and money market deposits	280	772	1,052	739	1,602	2,341
Savings deposits	14	21	35	24	40	64
Certificates of deposits	0	0
Under $100,000	454	185	639	609	394	1,003
$100,000 and over	270	591	861	669	1,412	2,081
Other borrowings
Securities sold under agreements to repurchase and other short term borrowings	51	221	272	(115)	810	695
Junior subordinated debentures	—	66	66	—	220	220
Total interest-bearing liabilities	1,070	1,855	2,925	1,926	4,478	6,404
Net increase (decrease) in net interest income	$2,387	$(234)	$2,153	$4,764	$(428)	$4,336

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

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Quarter ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2007	2006	Amount	%	2007	2006	Amount	%
NON-INTEREST INCOME
Deposit service charges	$744	$717	$27	4%	$1,428	$1,425	$3	0%
Other loan fees	151	197	(46)	(23)%	335	369	(34)	(9)%
Investment advisory and trust income	1,192	1,042	150	14%	2,344	2,024	320	16%
Insurance income	2,440	2,766	(326)	(12)%	5,070	5,563	(493)	(9)%
Investment banking income	959	1,908	(949)	(50)%	2,382	3,055	(673)	(22)%
Other income	839	589	250	42%	1,398	1,123	275	24%
Total noninterest income	$6,325	$7,219	$(894)	(12)%	$12,957	$13,559	$(602)	(4)%

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

Investment Advisory and Trust Income.   Investment advisory and trust income for the three and six months ended June 30, 2007 increased due to an increase in the overall assets under management from June 30, 2006 to June 30, 2007.  As of June 30, 2007, ACMG and CoBiz Trust had a combined $721.5 million in discretionary assets under management, a 30.1% increase over June 30, 2006, and $167.0 million in non-discretionary assets under management, a 21.9% increase over June 30, 2006.   In January 2007, the Company hired two business development officers to lead the Company’s trust function. The benefit from hiring these officers is already being realized, as total discretionary and non-discretionary assets under management for the trust division at the end of June 30, 2007, increased at an annualized rate of 58.8% during the first six months of 2007.

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

For the three and six months ended on June 30, 2007 and 2006, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Wealth transfer and executive compensation	38.13%	48.21%	45.08%	49.21%
Benefits consulting	32.86%	27.13%	30.77%	26.12%
Property and casualty	25.51%	22.01%	21.06%	21.99%
Fee income	3.50%	2.65%	3.09%	2.68%
	100.00%	100.00%	100.00%	100.00%

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  The decrease in revenue for the second quarter of 2007 and first half of 2007 compared to the same periods in 2006 was due primarily to the size of deals closed in 2006, with one deal accounting for $1.6 million in revenue.

Other Income.  Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The increase in other income for 2007 compared to 2006 was primarily due to an increase in earnings from equity investments, which increased $0.3 million and $0.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Quarter ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
	2007	2006	Amount	%	2007	2006	Amount	%
NON-INTEREST EXPENSES
Salaries and employee benefits	$11,587	$10,965	$622	6%	$23,753	$21,820	$1,933	9%
Stock based compensation expense	428	242	186	77%	708	544	164	30%
Occupancy expenses, premises and equipment	2,845	2,844	1	0%	5,675	5,556	119	2%
Amortization of intangibles	118	118	0	0%	237	238	(1)	(0)%
Other operating expenses	3,027	2,643	384	15%	6,017	5,260	757	14%
Total noninterest expenses	$18,005	$16,812	$1,193	7%	$36,390	$33,418	$2,972	9%

Salaries and Employee Benefits.  Salaries and employee benefits for the three and six months ended June 30, 2007 have increased primarily due to the growth of our full time equivalent employee base.  The increase is due in part to higher staffing levels to accommodate our growth and annual merit increases awarded as of January 1, 2007, that averaged 4.38%. As of June 30, 2007 the Company employed 478 full-time-equivalent employees, compared to 456 a year earlier. The Company made significant progress in the recruitment of business development officers in the latter half of 2006 and early 2007, increasing compensation expense though the beneficial revenue impact has yet to be fully realized.

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

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for the 2007 have remained relatively stable when compared to the same periods in 2006, as the majority of our de novo locations were in place during 2006. The slight increase for the first half of 2007 is primarily due to depreciation from the expansion of existing locations, increases in common area management charges and increases in rent for leases that escalate periodically based on the Consumer Price Index.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs, and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended June 30, 2007, over the same period in 2006 was primarily attributed to a $0.4 million increase in professional services and $0.2 million in losses on called securities, offset by a $0.2 million decrease in provision for credit losses on off-balance sheet commitments.  The increase in other operating expenses for the six months ended June 30, 2007, over the same period in 2006 was primarily attributed to a $0.5 million increase in professional services and $0.3 million in losses on called securities.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $1.0 million for the three and six months ended June 30, 2007, compared to $0.7 million and $1.1 million for the same periods in 2006.  As of June 30, 2007, the allowance for loan and credit losses amounted to 1.16% of total loans, compared to 1.23% at June 30, 2006.  Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.

For the first half of 2007, the Company had net charge-offs of $50,000 compared with net charge-offs of $148,000 for the first half of 2006.  The Company’s percentage of non-performing assets to total assets increased during the first half of 2007 to 9 basis points (0.09%) versus 4 basis points (0.04%) a year earlier.

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

	Six months ended	Year ended	Six months ended
	June 30, 2007	December 31, 2006	June 30, 2006
	(dollars in thousands)

Allowance for loan losses at beginning of period	$17,871	$16,906	$16,906
Charge-offs:
Commercial	(67)	(278)	(227)
Consumer	(16)	(34)	(25)
Other	—	(8)	—

Total charge-offs	(83)	(320)	(252)
Recoveries:
Commercial	23	487	104
Real estate — mortgage	—	25	—
Consumer	7	7	—
Other	3	—	—

Total recoveries	33	519	104
Net (charge-offs) recoveries	(50)	199	(148)
Provisions for loan losses charged to operations	1,037	766	510
Allowance for loan losses at end of period	$18,858	$17,871	$17,268

Allowance for credit losses at beginning of period	$576	$—	$—
Provisions for credit losses charged to operations	—	576	576
Allowance for credit losses at end of period	$576	$576	$576

Combined allowance for loan and credit losses at end of period	$19,434	$18,447	$17,844

Combined provision for loan and credit losses	$1,037	$1,342	$1,086

Ratio of net (charge-offs) recoveries to average loans (1)	0.01%	0.01%	(0.02)%
Average loans outstanding during the period	$1,587,569	$1,446,964	$1,390,311

(1)  The ratios for the six months ended June 30, 2007 and 2006 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
	2007	2006	2006
	(dollars in thousands)
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$—	$990	$175
Nonaccrual loans	2,096	335	686
Total nonperforming loans	2,096	1,325	861
Repossessed assets	—	—	0
Total nonperforming assets	$2,096	$1,325	$861
Allowance for loan and credit losses	$19,434	$18,447	$17,844

Ratio of nonperforming assets to total assets	0.09%	0.06%	0.04%
Ratio of nonperforming loans to total loans	0.12%	0.09%	0.06%
Ratio of allowance for loan and credit losses to total loans	1.16%	1.19%	1.23%
Ratio of allowance for loan and credit losses to nonperforming loans	927.19%	1392.30%	2072.47%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of June 30, 2007:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Federal funds purchased	$35,108	$—	$—	$—	$35,108
TIO funds	10,000	—	—	—	10,000
FHLB overnight funds purchased	65,000	—	—	—	65,000
Repurchase agreements	244,257	—	—	—	244,257
FHLB advances	60,000	—	—	—	60,000
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,729	8,582	5,142	3,541	21,993

Total contractual obligations	$419,094	$8,582	$5,142	$75,707	$508,524

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2007, is presented below:

		After one	After three
	Within	but within	but within	After
	one year	three years	five years	five years	Total
	(dollars in thousands)
Unfunded loan commitments	$447,243	$262,731	$22,025	$6,385	$738,384
Standby letters of credit	50,959	4,559	1,063	—	56,581
Commercial letters of credit	4,996	3,799	—	—	8,795
Unfunded commitments for unconsolidated investments	3,951	—	—	—	3,951
Company guarantees	928	—	—	—	928

Total commitments	$508,077	$271,089	$23,088	$6,385	$808,639

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  Because the interest-rate swaps recorded on the balance sheet at June 30, 2007 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At June 30, 2007, shareholders’ equity totaled $195.7 million, a

$33.0 million increase from December 31, 2006. Approximately $19.3 million of the increase was due to the issuance of 975,000 shares in a January 2007 public offering. Also contributing to the increase was net income for the six months ended June 30, 2007 of $11.5 million and $4.6 million related to stock option exercises, excess tax benefits and employee stock purchase plan activity.  Changes in other comprehensive income of $0.2 million related to unrealized gains in the investment portfolio and fair value changes in the cash flow derivatives further increased shareholder equity while dividends paid of $2.9 million decreased the balance.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level.  Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset.  These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital.  Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries.  Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses.  As of June 30, 2007, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth.  The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, and borrowings from the FHLB. The Bank has approved federal funds purchase lines with ten other correspondent banks with an aggregate credit line of $265.0 million as well as credit lines based on available collateral sources with three firms to transact repurchase agreements. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2007, we had $243.5 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase.  We also participate in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants.  The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

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

The Company paid dividends of $0.06 and $0.12 per share during the three and six months ended June 30, 2007 compared to dividends of $0.05 and $0.10 per share during the three and six months ended June 30, 2006.  This represents a dividend payout ratio of 26.1% and 25.5% for the three and six months ended June 30, 2007 compared to 20.0% and 20.8% for the three and six months ended June 30, 2006.

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

On July 19, 2007, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to 5% of its outstanding stock.  Share repurchases under this program will be made through open market purchases, block trades or in privately negotiated transactions from time to time and in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  The share repurchase program may be suspended or terminated at any time without prior notice, and will expire on July 18, 2008.

Net cash provided by operating activities totaled $10.0 million and $10.8 million for the six months ended June 30, 2007 and 2006, respectively. The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses and changes in other assets and liabilities.  The decrease in net cash provided by operating activities is primarily due to higher operating expenses, higher accrued interest, and lower non-interest income in 2007 compared to 2006.  These decreases were mostly offset by increased cash receipts from net interest income.

Net cash used in investing activities totaled $132.3 million and $153.2 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in cash used in investing activities is primarily related to investment activity, which represented a net cash inflow of $3.3 million in 2007, compared to a net cash outflow of $29.9 million in 2006 (combining for a $33.2 million increase in 2007 over the same period in 2006).  This increase was offset by a $12.2 million cash use related to net loan originations in 2007 over 2006. The Company intends to target an asset mix whereby investments comprise approximately 15% of total assets, which may change based on the Company’s collateral needs.

Net cash provided by financing activities totaled $152.4 million and $151.0 million for the six months ended June 30, 2007 and 2006, respectively.  Cash inflows in the period from a stock offering completed in January 2007 and option exercises produced a $20.9 million increase in cash inflows over the same period in 2006.  In 2007, net cash inflows of $113.8 million from deposits, CD’s and customer repurchases exceeded the $101.3 million of net cash inflows from the same sources in 2006 (resulting in a $12.5 million increase in 2007 over 2006).  These increases were largely offset by a decrease in cash inflows from short term borrowings of $32.1 million compared to the same period in 2006. Deposit management continues to be an area of focus for the Company as deposits help to provide a source of funding for loans and investments for Company operations.  During short-term periods the Company may utilize FHLB advances or fed funds purchased in an effort to meet certain funding requirements.  These two sources of funds may come at a higher cost thereby placing pressure on the Company’s net interest margin.

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

•                  The risks identified under “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2006.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 17, 2007, the following proposals were adopted by the margins indicated:

1.               Election of Directors.

	Number of shares
	For	Withheld
Steven Bangert	17,511,282	289,407
Michael B. Burgamy	17,485,750	314,939
Jerry W. Chapman	17,077,944	722,744
Morgan Gust	17,686,221	114,468
Thomas M. Longust	17,611,098	189,591
Jonathan C. Lorenz	17,268,217	532,472
Evan Makovsky	17,266,444	534,245
Harold F. Mosanko	17,271,420	529,268
Noel N. Rothman	17,277,309	523,380
Timothy J. Travis	17,437,879	362,810
Mary Beth Vitale	17,587,212	213,477
Mary White	17,429,476	371,213

2.               Proposal for ratification of independent registered public accounting firm.

Number
of Shares
For	17,539,788
Against	210,176
Abstain	50,725

3.               Proposal to amend the articles of incorporation to change the corporate name from CoBiz Inc. to CoBiz Financial Inc.

Number
of Shares
For	17,733,383
Against	34,273
Abstain	33,033

Item 6.           Exhibits

Exhibits and Index of Exhibits.

3.7	Amendment to Articles of Incorporation
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	August 9, 2007	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 9, 2007	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer