Form 10-Q
period 2007-09-30
COBIZ FINANCIAL INC
filed 2007-11-09
CIK 1028734

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Yes  ☐       No  ☒

There were 23,165,564 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 2, 2007.

Item 1. Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands)	2007	2006
Assets
Cash and due from banks	$48,505	$30,352
Interest bearing deposits and federal funds sold	3,732	8,624
Total cash, due from banks and federal funds sold	52,237	38,976
Investments:
Investment securities available for sale (cost of $368,982 and $425,006, respectively)	367,896	422,573
Investment securities held to maturity (fair value of $531 and $725, respectively)	528	722
Other investments	16,491	15,599
Total investments	384,915	438,894
Loans, net	1,729,750	1,526,589
Goodwill	39,836	39,557
Intangible assets, net	2,228	2,583
Bank owned life insurance	26,163	25,581
Premises and equipment, net	8,689	9,033
Accrued interest receivable	10,437	9,747
Deferred income taxes	7,226	7,654
Other	15,642	13,809
TOTAL ASSETS	$2,277,123	$2,112,423

Liabilities
Deposits
Demand	458,752	450,244
NOW and money market	584,890	566,849
Savings	11,028	10,740
Eurodollar	68,544	—
Certificates of deposits	535,817	448,504
Total Deposits	1,659,031	1,476,337
Securities sold under agreements to repurchase	206,973	227,617
Other short-term borrowings	130,213	152,200
Accrued interest and other liabilities	16,716	21,428
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	$2,085,099	$1,949,748
Shareholders' Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 50,000,000 shares authorized; 23,398,064 and 22,700,890 issued and outstanding, respectively	234	227
Additional paid-in capital	96,920	74,560
Retained earnings	95,511	90,502
Accumulated other comprehensive (loss) net of income tax of $(392) and $(1,601), respectively	(641)	(2,614)
Total shareholders' equity	$192,024	$162,675
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,277,123	$2,112,423

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
(in thousands)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$34,241	$30,079	$97,950	$83,515
Interest and dividends on investment securities:
Taxable securities	5,107	5,305	15,311	15,164
Nontaxable securities	33	56	116	173
Dividends on securities	201	199	610	550
Federal funds sold and other	121	120	359	297
Total interest income	39,703	35,759	114,346	99,699
INTEREST EXPENSE:
Interest on deposits	12,116	9,023	32,222	23,640
Interest on short-term borrowings	3,868	5,134	12,881	13,452
Interest on junior subordinated debentures	1,429	1,438	4,233	4,022
Total interest expense	17,413	15,595	49,336	41,114
NET INTEREST INCOME BEFORE PROVISION
FOR LOAN LOSSES	22,290	20,164	65,010	58,585
Provision for loan losses	1,430	75	2,467	1,162
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	20,860	20,089	62,543	57,423
NONINTEREST INCOME:
Service charges	806	679	2,234	2,104
Trust and advisory fees	1,214	1,030	3,558	3,054
Insurance income	2,089	3,525	7,159	9,088
Investment banking income	2,059	1,063	4,441	4,118
Other income	856	986	2,590	2,478
Total noninterest income	7,024	7,283	19,981	20,842
NONINTEREST EXPENSE:
Salaries and employee benefits	12,093	11,855	36,554	34,219
Occupancy expenses, premises and equipment	2,843	2,961	8,517	8,517
Amortization of intangibles	118	118	355	357
Other	3,053	2,506	8,815	7,740
Loss on sale of other assets and securities	166	47	422	73
Total noninterest expense	18,273	17,487	54,663	50,906
INCOME BEFORE INCOME TAXES	9,611	9,885	27,861	27,359
Provision for income taxes	3,604	3,629	10,311	10,018
NET INCOME	$6,007	$6,256	$17,550	$17,341

UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	1,739	4,098	1,973	1,181
COMPREHENSIVE INCOME	$7,746	$10,354	$19,523	$18,522

EARNINGS PER SHARE:
Basic	$0.25	$0.28	$0.74	$0.77
Diluted	$0.25	$0.27	$0.72	$0.74
DIVIDENDS PER SHARE	$0.07	$0.06	$0.19	$0.16

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,550	$17,341
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	197	1,173
Depreciation and amortization	2,830	3,005
Amortization of net loan fees	(1,878)	(2,163)
Provision for loan and credit losses	2,467	1,162
Stock-based compensation	1,111	855
Federal Home Loan Bank stock dividend	(461)	(260)
Deferred income taxes	(717)	(884)
Tax benefit from stock-based compensation	(14)	—
Excess tax benefit from stock-based compensation	(951)	(712)
Increase in cash surrender value of bank owned life insurance	(716)	(769)
Supplemental executive retirement plan	563	405
Other operating activities, net	(4)	56

Changes in operating assets and liabilities
Accrued interest receivable	(690)	(419)
Other assets	604	(388)
Accrued interest and other liabilities	(3,119)	1,281
Net cash provided by operating activities	16,772	19,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(1,515)	(4,762)
Proceeds from other investments	257	630
Purchase of investment securities available for sale	(237,531)	(93,190)
Maturities of investment securities held to maturity	194	130
Maturities of investment securities available for sale	291,884	92,692
Proceeds from sale of investment securities available for sale	1,053	—
Net cash paid in earn-outs	(438)	(206)
Loan originations and repayments, net	(203,946)	(181,439)
Purchase of premises and equipment	(2,201)	(1,933)
Proceeds from sale of premises and equipment	99	64
Net cash used in investing activities	(152,144)	(188,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, eurodollar and savings accounts	95,380	3,945
Net increase in certificates of deposits	87,062	67,083
Net (decrease) increase in short-term borrowings	(21,987)	76,373
Net (decrease) increase in securities sold under agreements to repurchase	(20,644)	29,620
Proceeds from issuance of stock	22,947	2,286
Repurchase of common stock	(10,509)	—
Dividends paid on common stock and other distributions	(4,539)	(3,600)
Excess tax benefit from stock-based compensation	951	712
Other financing activities, net	(28)	—
Net cash provided by financing activities	148,633	176,419

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,261	8,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,976	50,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,237	$58,789

See notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.
Notes to Condensed Consolidated Financial Statements
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

The Bank is a full-service business bank with twelve Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and two in the Vail area, as well as seven Arizona locations, all of which are in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (“ACMG”). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (“GMB”).

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain reclassifications have been made to prior balances to conform to the current year presentation.

2.             Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and SFAS No.140 (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 did not have an impact on the consolidated financial statements.

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

In September 2006, the EITF reached a consensus on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through endorsement split-dollar policies carried in Bank-Owned Life Insurance (“BOLI”). EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact EITF 06-4 will have on its consolidated financial statements, as the Company has issued endorsement split-dollar life insurance arrangements.

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

3.             Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic earnings per share	23,664,235	22,612,232	23,711,358	22,503,528

Effect of dilutive securities	486,035	824,875	575,024	818,095

Weighted average shares outstanding - diluted earnings per share	24,150,270	23,437,107	24,286,382	23,321,623

For the three and nine months ended September 30, 2007, 1,034,873 and 760,345 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive. For the three and nine months ended September 30, 2006, 335,496 and 366,119 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.             Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine Months ended September 30,
(in thousands)	2007	2006	2007	2006

Other comprehensive items: Unrealized gain on available for sale securities, net of reclassification to operations of $169 and $47 for the three months ended September 30 and $422 and $48 for the nine months ended September 30	$1,490	$5,419	$1,347	$1,221

Unrealized gain on derivative securities, net of reclassification to operations of $394 and $624 for the three months ended September 30 and $1,312 and $1,549 for the nine months ended September 30	1,315	1,191	1,835	683

Tax expense related to items of other comprehensive income	(1,066)	(2,512)	(1,209)	(723)

Other comprehensive income, net of tax	$1,739	$4,098	$1,973	$1,181

5.             Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment as of September 30, 2007, is noted below. The change in goodwill is related to additional purchase price consideration paid to the former owners of FDL under the terms of an earn-out agreement for the year ended December 31, 2006.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	September 30,	September 30,
(in thousands)	2006	adjustments	2007	2007

Commercial banking	$15,128	$97	$15,225	$2,237,871
Investment banking services	5,279	—	5,279	8,617
Investment advisory and trust	4,217	—	4,217	5,909
Insurance	14,933	182	15,115	21,028
Corporate support and other	—	—	—	3,698
Total	$39,557	$279	$39,836	$2,277,123

As of December 31, 2006, and September 30, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Customer	Employment and
	contracts, lists	non-solicitation
(in thousands)	and relationships	agreements	Total
December 31, 2006	$2,556	$27	$2,583
Amortization	343	12	355
September 30, 2007	$2,213	$15	$2,228

The Company recorded amortization expense of $355,000 during the nine months ended September 30, 2007 and $357,000 for the same period in 2006. Amortization expense on intangible assets for each of the five succeeding years (excluding $117,000 to be recognized for the remaining three months of fiscal 2007) is estimated in the following table:

(in thousands)
2008	$413
2009	364
2010	363
2011	360
2012	360

Total	$1,860

6.             Derivatives

A summary of outstanding derivatives is as follows:

	At September 30,
	2007		2006
		Estimated		Estimated
(in thousands)	Notional	fair value	Notional	fair value
Asset/liability management hedges:
Cash flow hedge - interest rate swap	$135,000	$52	$130,000	$(2,136)

Customer accomodation derivatives:
Interest rate swap	$20,381	$548	$13,205	$(305)
Reverse interest rate swap	20,381	(548)	13,205	305

7.             Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at September 30, 2007 is as follows:

(in thousands)	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date

CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619	September 30, 2035	September 30, 2010

8.             Share-Based Compensation Plans

During the first nine months of 2007 and 2006, the Company recognized compensation expense, net of estimated forfeitures, of $1.11 million and $0.86 million for stock-based compensation awards for which the requisite service was rendered in the period. Estimated forfeitures are periodically evaluated and updated based on historical and expected future behavior. The forfeiture rate was decreased from 7% to 5% during the second quarter of 2007. Stock-based compensation had the following effect on net income, earnings per share and cash flows for the nine months ending September 30:

	Increase/(decrease)
(in thousands, except per share amounts)	2007	2006

Income before income taxes	$(1,111)	$(855)
Net income	(850)	(709)
Earnings per share - basic	(0.04)	(0.03)
Earnings per share - diluted	(0.03)	(0.03)
Cash used by operating activities	(951)	(712)
Cash provided by financing activities	951	712

The Company uses the Black-Scholes model to estimate the fair value of stock options using management assumptions for risk-free interest rate, dividend, volatility and expected life. Expected life is evaluated on an ongoing basis using historical and future expected exercise behavior. The expected life for options granted during 2007 was estimated to be an average of 4.02 years

A summary of changes in option awards for the nine months ended September 30, 2007, is as follows:

		Weighted average
		exercise
	Shares	price

Outstanding at December 31, 2006	2,137,626	$12.84
Granted	443,751	19.87
Exercised	308,458	9.17
Forfeited	21,524	19.13
Outstanding at September 30, 2007	2,251,395	$14.67
Exercisable at September 30, 2007	1,462,206	$11.84

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $4.64. The weighted average remaining term for outstanding options at September 30, 2007, was 5.0 years and unrecognized expense of $3.0 million is expected to be recognized over a weighted average period of 2.2 years.

A summary of changes in stock awards for the nine months ended September 30, 2007, is as follows:

		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2006	—	$—
Granted	2,000	21.07
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2007	2,000	$21.07

Unrecognized expense associated with the stock awards is $37,000 as of September 30, 2007 and is expected to be recognized over a weighted average period of 4.4 years. The Company had not issued any similar stock awards prior to those awarded in 2007.

9.             Segments

The Company’s principal areas of activity consist of commercial banking, investment banking services, investment advisory and trust, insurance, and corporate support and other.

The Company’s commercial banking consists of the activities of CBB and ABB. CBB is a full-service business bank with twelve Colorado locations, including eight in the Denver metropolitan area, two locations in Boulder and two in the Vail area. ABB is based in Phoenix, Arizona and has seven locations in the Phoenix metropolitan area. Prior to 2007, the Company disclosed CBB and ABB as separate reportable segments. In the first quarter of 2007, in conjunction with the implementation of a new internal income and expense allocation model, the two geographic areas were combined into one commercial banking segment. All prior period disclosures have been adjusted to conform to the new presentation.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
(in thousands)	Banking	services	and trust	Insurance	other	Consolidated
	For the three months ended September 30, 2007
Income Statement
Total interest income	$39,626	$34	$—	$1	$42	$39,703
Total interest expense	15,946	—	—	—	1,467	17,413
Net interest income	23,680	34	—	1	(1,425)	22,290
Provision for loan losses	1,430	—	—	—	—	1,430
Net interest income after provision for loan losses	22,250	34	—	1	(1,425)	20,860
Noninterest income	1,662	2,059	1,214	2,089	—	7,024
Noninterest expense	6,685	1,441	1,070	2,246	6,831	18,273
Income before income taxes	17,227	652	144	(156)	(8,256)	9,611
Provision for income taxes	6,481	250	69	(46)	(3,150)	3,604
Net income before management fees and overhead allocations	10,746	402	75	(110)	(5,106)	6,007
Management fees and overhead allocations, net of tax	3,474	51	63	109	(3,697)	—
Net income	$7,272	$351	$12	$(219)	$(1,409)	$6,007
	For the nine months ended September 30, 2007
Income Statement
Total interest income	$114,120	$100	$1	$3	$122	$114,346
Total interest expense	45,068	—	—	3	4,265	49,336
Net interest income	69,052	100	1	—	(4,143)	65,010
Provision for loan losses	2,496	—	—	—	(29)	2,467
Net interest income after provision for loan losses	66,556	100	1	—	(4,114)	62,543
Noninterest income	4,811	4,441	3,558	7,159	12	19,981
Noninterest expense	19,245	3,959	3,096	7,172	21,191	54,663
Income before income taxes	52,122	582	463	(13)	(25,293)	27,861
Provision for income taxes	19,377	229	206	28	(9,529)	10,311
Net income before management fees and overhead allocations	32,745	353	257	(41)	(15,764)	17,550
Management fees and overhead allocations, net of tax	11,107	147	184	324	(11,762)	—
Net income	$21,638	$206	$73	$(365)	$(4,002)	$17,550
	At September 30, 2007
Balance Sheet
Total assets	$2,237,871	$8,617	$5,909	$21,028	$3,698	$2,277,123
Total gross loans	$1,748,333	$—	$—	$—	$—	$1,748,333
Total deposits and customer repurchase agreements	$1,865,169	$—	$835	$—	$—	$1,866,004

		Investment	Investment		Corporate
	Commercial	banking	advisory		support and
(in thousands)	Banking	services	and trust	Insurance	other	Consolidated
	For the three months ended September 30, 2006
Income Statement
Total interest income	$35,633	$34	$5	$2	$85	$35,759
Total interest expense	14,160	—	—	4	1,431	15,595
Net interest income	21,473	34	5	(2)	(1,346)	20,164
Provision for loan losses	90	—	—	—	(15)	75
Net interest income after provision for loan losses	21,383	34	5	(2)	(1,331)	20,089
Noninterest income	1,669	1,063	1,030	3,525	(4)	7,283
Noninterest expense	5,250	1,135	885	3,005	7,212	17,487
Income before income taxes	17,802	(38)	150	518	(8,547)	9,885
Provision for income taxes	6,558	(8)	58	210	(3,189)	3,629
Net income before management fees and overhead allocations	11,244	(30)	92	308	(5,358)	6,256
Management fees and overhead allocations, net of tax	4,006	38	43	79	(4,166)	—
Net income	$7,238	$(68)	$49	$229	$(1,192)	$6,256
	For the nine months ended September 30, 2006
Income Statement
Total interest income	$99,464	$49	$16	$10	$160	$99,699
Total interest expense	37,102	—	—	4	4,008	41,114
Net interest income	62,362	49	16	6	(3,848)	58,585
Provision for loan losses	1,213	—	—	—	(51)	1,162
Net interest income after provision for loan losses	61,149	49	16	6	(3,797)	57,423
Noninterest income	4,514	4,118	3,054	9,088	68	20,842
Noninterest expense	15,338	3,322	2,632	8,185	21,429	50,906
Income before income taxes	50,325	845	438	909	(25,158)	27,359
Provision for income taxes	18,595	338	175	379	(9,469)	10,018
Net income before management fees and overhead allocations	31,730	507	263	530	(15,689)	17,341
Management fees and overhead allocations, net of tax	11,778	119	136	244	(12,277)	—
Net income	$19,952	$388	$127	$286	$(3,412)	$17,341
	At September 30, 2006
Balance Sheet
Total assets	$2,091,769	$8,170	$5,988	$21,822	$2,719	$2,130,468
Total gross loans	$1,516,449	$—	$—	$—	$45	$1,516,494
Total deposits and customer repurchase agreements	$1,641,850	$—	$833	$—	$—	$1,642,683

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

Financial and Operational Highlights

•                  Net income for the three and nine months ended September 30, 2007 was $6.0 million and $17.6 million respectively, compared to $6.3 million and $17.3 million for the same periods in 2006.

•                  Diluted earnings per share for the three and nine months ended September 30, 2007 were $0.25 and $0.72, compared to $0.27 and $0.74 for the same periods in 2006.

•                  The net interest margin on a tax-equivalent basis was 4.25% and 4.31% for the three and nine months ended September 30, 2007, respectively, compared to 4.14% and 4.19% for the same periods in 2006.

•                  Gross loans increased $203.9 million from December 31, 2006, or 17.7% on an annualized basis.

•                  Net charge-offs for the nine months ended September 30, 2007 totaled $1.8 million, compared to net recoveries of $0.2 million for the same period in 2006.

•                  Asset quality remained strong at the end of the third quarter, with non-performing assets as a percentage of total assets at 0.09%.

•                  Effective January 2007, the Federal Deposit Insurance Corporation (“FDIC”) changed its risk-based assessment matrix and the assessment rates charged to financial institutions. Prior to the change the Bank was not assessed a rate based on the Bank’s risk category. Under the new assessment matrix the Bank will be assessed a rate between 5 to 7 basis points, which is the lowest rate under the new framework. This has increased the Company’s regulatory assessment costs in 2007 by approximately $0.7 million and will continue to impact future periods.

•                  During the fourth quarter of 2006, the Company began the process of selling additional common stock through a secondary offering that subsequently closed on January 24, 2007. The Company sold 975,000 shares of common stock at a public offering price of $20.90. The proceeds will primarily be used to support the growth of the Bank, as well as general corporate purposes.

•                  In April 2007, the Bank converted from a national bank charter to a state bank charter. The change in charter is expected to reduce the dollar amount of certain regulatory assessments and will help offset the increase in the FDIC assessment rates.

•                  In August 2007, the Bank announced the formation of a Real Estate Capital Markets Group. The group will develop a comprehensive capital markets product offering and platform for the Bank’s real estate customers, to include mezzanine debt and other financings, and will also establish a loan syndications desk enabling the Bank to expand into larger loan transactions and more effectively and efficiently manage its capital base.

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

•                  On July 19, 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to 5% of our outstanding stock. As of September 30, 2007 the Company had repurchased 639,854 shares at a weighted average price of $16.38 per share.

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

Financial Condition

Total assets were $2.3 billion as of September 30, 2007, an increase of $164.7 million from December 31, 2006. The increase in the first nine months of 2007 related primarily to growth in loans offset by a decrease in the investment portfolio.

Investments. Investments decreased $54.0 million from $438.9 million at December 31, 2006, to $384.9 million at September 30, 2007. The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. During the third quarter of 2007, the Company introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product. The Eurodollar product provides a slightly better rate to compensate customers for the lack of collateral. As customers have migrated from the customer repurchase product to the Eurodollar sweep, the Company’s collateral requirements have decreased, allowing for a reduction to the investment portfolio. The reduction in the investment portfolio enabled the Company to reduce its reliance on wholesale funding.

Loans. Net loans increased by $203.2 million from December 31, 2006, to $1.73 billion as of September 30, 2007. Unprecedented growth in the loan portfolio of $111.0 during the second quarter was followed by additional growth of $68.6 million in the third quarter of 2007. The increase in loans is primarily due to growth of $141.6 million in the real estate construction and mortgage portfolios (“RE Loans”) and growth of $55.1 million in commercial loans. Within the RE Loan portfolios, 35.6% of the new RE Loans were originated in the Colorado market representing an 8.3% increase for that market since year end. Approximately 64.4% of new RE Loans were originated in the Arizona market representing a 24.0% increase for that market since year end. Overall loan growth since December 31, 2006 was split approximately 39% and 61% between Colorado and Arizona with the respective markets increasing their aggregate portfolios by 8.0% and 22.6%, respectively.

	September 30, 2007		December 31, 2006		September 30, 2006
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$537,447	31.1%	$482,309	31.6%	$451,593	30.1%
Real Estate - mortgage	834,416	48.2%	698,951	45.8%	706,749	47.2%
Real Estate - construction	299,069	17.3%	292,952	19.2%	280,437	18.7%
Consumer	62,414	3.6%	57,990	3.8%	64,269	4.3%
Other	14,987	0.9%	12,258	0.8%	13,446	0.9%
Gross loans	1,748,333	101.1%	1,544,460	101.2%	1,516,494	101.2%
Less allowance for loan losses	(18,583)	(1.1)%	(17,871)	(1.2)%	(17,715)	(1.2)%
Net loans	$1,729,750	100.0%	$1,526,589	100.0%	$1,498,779	100.0%

Goodwill. Goodwill increased by $0.3 million to $39.8 million as of September 30, 2007, from $39.5 million as of December 31, 2006. The increase was due to additional purchase price consideration paid to the former owners of Financial Designs, Ltd. under the terms of an earn-out agreement for the year ended December 31, 2006.

Accrued Interest Receivable. Accrued interest receivable increased by $0.7 million to $10.4 million at September 30, 2007, from $9.7 million at December 31, 2006. The increase primarily relates to accrued interest on the loan portfolio, offset by a decrease in accrued interest on the investment portfolio.

Deferred Income Taxes. Deferred income taxes decreased slightly by $0.4 million since December 31, 2006, primarily the result of changes in the investment portfolio, loan loss reserves and depreciation.

Other Assets. Other Assets increased $1.8 million to $15.6 million at September 30, 2007, from $13.8 million at December 31, 2006. Significant items within this change include a $1.1 million contribution to an unconsolidated investment fund in which the Company is a limited partner, a $0.5 million increase in prepaid expenses, and a $0.4 million addition of repossessed assets. These increases were offset by a $0.2 million decrease in other miscellaneous assets.

Deposits. Total deposits increased by $182.7 million to $1.7 billion as of September 30, 2007, from $1.5 billion as of December 31, 2006. The increase in deposits was driven in large part by growth in Certificates of Deposit (“CDs”) of $87.3 million. Included in CD growth are brokered CDs, a wholesale funding source which accounted for $37.5 million of the increase. Introduction of the Eurodollar sweep product attracted $68.5 million of deposits during the quarter ending September 30, 2007, with approximately 80% of the funds transitioning from the customer repurchase agreement product. Core-deposit growth continues to be a challenge due to competition from other banks and financial service providers. To address this challenge, the Company introduced a banker incentive plan in 2007 designed to reward growth in the non-interest-bearing deposit portfolio.

	September 30, 2007		December 31, 2006		September 30, 2006
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$584,890	31.3%	$566,849	33.3%	$500,262	30.5%
Savings	11,028	0.6%	10,740	0.6%	11,304	0.7%
Eurodollar	68,544	3.7%	—	0.0%	—	0.0%
Certificates of deposits under $100,000	129,021	6.9%	87,366	5.1%	70,850	4.3%
Certificates of deposits $100,000 and over	406,796	21.8%	361,138	21.2%	376,350	22.9%
Total interest-bearing deposits	1,200,279	64.3%	1,026,093	60.2%	958,766	58.4%
Noninterest-bearing demand deposits	458,752	24.6%	450,244	26.4%	437,571	26.6%
Customer repurchase agreements	206,973	11.1%	227,617	13.4%	246,346	15.0%
Total deposits and customer repurchase agreements	$1,866,004	100.0%	$1,703,954	100.0%	$1,642,683	100.0%

Securities Sold Under Agreements to Repurchase. Securities sold under agreement to repurchase are represented by two types, customer repurchase agreements and street repurchase agreements. Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. As of September 30, 2007 and December 31, 2006, all of our repurchase agreements were transacted on behalf of our customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $20.6 million, partially due to the migration of funds to the Eurodollar sweep product. Although the customer repurchase sweep continues to be a popular product with $207.0 million at September 30, 2007, the Company anticipates that the balance will decrease in future periods as additional clients move to the Eurodollar sweep.

Other Short-Term Borrowings. Other short-term borrowings decreased $22.0 million to $130.2 million at September 30, 2007, from $152.2 million at December 31, 2006. Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), and short-term borrowings from the U.S. Treasury. In the third quarter of 2007, the Company entered into a $30.0 million revolving line of credit agreement to supplement the funding needs of its operations. As of September 30, 2007, $5.7 million was outstanding under the revolving line. Other short-term borrowings and street repurchase agreements are used as part of our liquidity management strategy and can fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities. Accrued interest and other liabilities decreased $4.7 million to $16.7 million at September 30, 2007, from $21.4 million at December 31, 2006. The largest components of the decrease were related to a $1.2 million reduction in the fair market value of interest rate swaps in a liability position and a $1.9 million decrease in accrued bonuses. The decrease in bonuses was due to the payment of year-end bonuses in January, offset by current year bonus accruals.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Increase/(decrease)		Nine Months ended September 30,		Increase/(decrease)
(in thousands)	2007	2006	Amount	%	2007	2006	Amount	%

Interest Income	$39,703	$35,759	$3,944	11.0%	$114,346	$99,699	$14,647	14.7%
Interest Expense	17,413	15,595	1,818	11.7%	49,336	41,114	8,222	20.0%
NET INTEREST INCOME BEFORE PROVISION	22,290	20,164	2,126	10.5%	65,010	58,585	6,425	11.0%
Provision for loan losses	1,430	75	1,355	1806.7%	2,467	1,162	1,305	112.3%
NET INTEREST INCOME AFTER PROVISION	20,860	20,089	771	3.8%	62,543	57,423	5,120	8.9%
Noninterest Income	7,024	7,283	(259)	-3.6%	19,981	20,842	(861)	-4.1%
Noninterest Expense	18,273	17,487	786	4.5%	54,663	50,906	3,757	7.4%
INCOME BEFORE INCOME TAXES	9,611	9,885	(274)	-2.8%	27,861	27,359	502	1.8%
Provision for income taxes	3,604	3,629	(25)	-0.7%	10,311	10,018	293	2.9%
NET INCOME	$6,007	$6,256	$(249)	-4.0%	$17,550	$17,341	$209	1.2%

Annualized return on average assets for the three and nine months ended September 30, 2007 was 1.06% and 1.08%, respectively, compared to 1.18% and 1.14% for the same periods in 2006. Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2007 was 12.29% and 12.39%, compared to 16.59% and 16.10% for the same periods in 2006. The decrease in our return on average equity ratio is primarily the result of the common equity raise completed in January 2007 that increased equity by $19.3 million. The Company expects the return on average equity ratio to improve due to continued common equity repurchases made pursuant to the share repurchase plan. As of September 30, 2007, the Company had repurchased shares with a value of $10.5 million. The growth in equity was impacted not only by the equity raise, but also by the issuance of stock for option exercises and earn-out arrangements as well as fluctuations in the market values of our available for sale investments and cash flow hedges.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. Rising short-term rates and the flattening of the yield curve has compressed interest rate spreads and dampened expansion of the net interest margin as our wholesale borrowing costs increase and our ability to raise lending rates is limited. The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company. On September 18, 2007, the FOMC lowered the target fed funds rate by 50 basis points to 4.75%. This represented the first decrease in rates by the FOMC since June 2003.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2007 and 2006.

	For the three months ended September 30,
		2007			2006
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost	Balance	or paid	or cost

Assets
Federal funds sold and other	$9,681	$122	4.93%	$7,068	$120	6.64%
Investment securities	413,797	5,362	5.07%	476,049	5,595	4.60%
Loans	1,687,055	34,359	7.97%	1,480,819	30,172	7.97%
Allowance for loan losses	(18,914)			(17,524)
Total interest earning assets	2,091,619	39,843	7.45%	1,946,412	35,887	7.21%
Noninterest-earning assets
Cash and due from banks	45,173			46,342
Other	107,090			106,671
Total assets	$2,243,882			$2,099,425

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$604,560	$5,128	3.37%	$508,351	$3,611	2.82%
Savings deposits	11,076	50	1.79%	10,319	32	1.23%
Eurodollar deposits	32,687	345	4.19%	—	—	0.00%
Certificates of deposits Under $100,000	125,538	1,564	4.94%	75,258	796	4.20%
$ 100,000 and over	391,549	5,030	5.10%	384,684	4,584	4.73%
Total Interest-bearing deposits	1,165,410	12,117	4.12%	978,612	9,023	3.66%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	354,831	3,868	4.27%	454,215	5,134	4.42%
Junior subordinated debentures	72,166	1,428	7.74%	72,166	1,438	7.80%
Total interest-bearing liabilities	1,592,407	17,413	4.32%	1,504,993	15,595	4.09%
Noninterest-bearing demand accounts	439,811			425,798
Total deposits and interest-bearing liabilities	2,032,218			1,930,791
Other noninterest-bearing liabilities	17,799			19,033
Total liabilities and preferred securities	2,050,017			1,949,824
Shareholders' equity	193,865			149,601
Total liabilities and shareholders' equity	$2,243,882			$2,099,425
Net interest income		$22,430			$20,292
Net interest spread			3.13%			3.12%
Net interest margin			4.25%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.35%			129.33%

	For the nine months ended September 30,
		2007			2006
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost	Balance	or paid	or cost

Assets
Federal funds sold and other	$9,078	$359	5.29%	$6,275	$297	6.33%
Investment securities	417,704	16,108	5.16%	471,454	15,992	4.54%
Loans	1,621,095	98,310	8.11%	1,420,812	83,792	7.88%
Allowance for loan losses	(18,385)			(17,224)
Total interest earning assets	2,029,492	114,777	7.56%	1,881,317	100,081	7.11%
Noninterest-earning assets
Cash and due from banks	44,842			47,135
Other	107,488			103,330
Total assets	$2,181,822			$2,031,782

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$574,047	$13,893	3.24%	$510,395	$10,034	2.63%
Savings deposits	11,165	143	1.71%	8,994	61	0.91%
Euro Sweep deposits	11,016	345	4.19%	—	—	0.00%
Certificates of deposits Under $100,000	113,189	4,088	4.83%	79,151	2,317	3.91%
$100,000 and over	366,452	13,753	5.02%	346,150	11,227	4.34%
Total Interest-bearing deposits	1,075,869	32,222	4.00%	944,690	23,639	3.35%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	390,819	12,881	4.41%	427,764	13,453	4.20%
Junior subordinated debentures	72,166	4,233	7.84%	72,166	4,022	7.45%
Total interest-bearing liabilities	1,538,854	49,336	4.29%	1,444,620	41,114	3.81%
Noninterest-bearing demand accounts	435,592			427,058
Total deposits and interest-bearing liabilities	1,974,446			1,871,678
Other noninterest-bearing liabilities	17,930			16,139
Total liabilities and preferred securities	1,992,376			1,887,817
Shareholders’ equity	189,446			143,965
Total liabilities and shareholders’ equity	$2,181,822			$2,031,782
Net interest income		$65,441			$58,967
Net interest spread			3.27%			3.31%
Net interest margin			4.31%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.88%			130.23%

(1)           Average yield or cost for the three and nine months ended September 30, 2007 and 2006 has been annualized and is not necessarily indicative of results for the entire year.

(2)           Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)           Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2007 was driven by an increase in the average volume of our loan portfolio, which increased $206.2 million and $200.3 million for the three and nine month periods of 2007, respectively. Interest rate changes did not impact net interest income to the same extent as volume changes, as increased expense on our interest-bearing liabilities was significantly offset by increased interest on our interest-earning assets.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	compared with			compared with
	three months ended September 30, 2006			nine months ended September 30, 2006
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in			due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$33	$(31)	$2	$111	$(49)	$62
Investment securities	(807)	574	(233)	(2,073)	2,189	116
Loans	4,200	(13)	4,187	12,146	2,372	14,518
Total interest earning assets	3,427	529	3,956	10,184	4,512	14,696
Interest-bearing liabilities
NOW and Money Market Deposits	816	701	1,517	1,540	2,319	3,859
Savings Deposits	3	15	18	28	54	82
Eurodollar deposits	345	—	345	345	—	345
Certificates of Deposits Under $100,000	626	142	768	1,229	542	1,771
$ 100,000 and over	88	358	446	762	1,764	2,526
Short-term borrowings
Securities sold under agreements to repurchase and federal funds purchased	(1,083)	(183)	(1,266)	(1,218)	646	(572)
Junior subordinated debentures	—	(10)	(10)	—	211	211
Total interest-bearing liabilities	796	1,022	1,818	2,687	5,535	8,222
Net increase (decrease) in net interest income	$2,631	$(493)	$2,138	$7,497	$(1,023)	$6,474

For the three months ended September 30, 2007, interest-bearing assets increased the net interest margin by 24 basis points over the same period in 2006. This increase was primarily driven by a 37 basis point increase from the loan portfolio, offset by a 12 basis point decrease in the contribution from the investment portfolio. The changes in the loan and investment portfolios were both primarily volume driven. For the three months ended September 30, 2007, interest-bearing liabilities decreased the net interest margin by 12 basis points over the same period in 2006. This decrease was primarily caused by a 46 basis point decrease from interest-bearing deposits (primarily NOW and money market), offset by a 31 basis point contribution to the margin from securities sold under agreement to repurchase and other short-term borrowings.

For the nine months ended September 30, 2007, interest-bearing assets increased the net interest margin by 45 basis points over the same period in 2006. This increase was primarily driven by a 52 basis point increase from the loan portfolio, offset by an 8 basis point decrease in the contribution from the investment portfolio. For the nine months ended September 30, 2007, interest-bearing liabilities decreased the net interest margin by 33 basis points over the same period in 2006. This decrease was primarily caused by a 44 basis point decrease from interest-bearing deposits, which was spread fairly evenly between rate and volume drivers. The negative impact to the margin from interest-bearing deposits was slightly offset by an 11 basis point contribution to the margin from securities sold under agreement to repurchase and other short-term borrowings.

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

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2007	2006	Amount	%	2007	2006	Amount	%
NONINTEREST INCOME
Deposit service charges	$806	$679	$127	19%	$2,234	$2,104	$130	6%
Other loan fees	194	186	8	4%	529	555	(26)	(5)%
Investment advisory and trust income	1,214	1,030	184	18%	3,558	3,054	504	17%
Insurance income	2,089	3,525	(1,436)	(41)%	7,159	9,088	(1,929)	(21)%
Investment banking income	2,059	1,063	996	94%	4,441	4,118	323	8%
Other income	662	800	(138)	(17)%	2,060	1,923	137	7%
Total noninterest income	$7,024	$7,283	$(259)	(4)%	$19,981	$20,842	$(861)	(4)%

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

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period. The increase for the three and nine months ended September 30, 2007 over the same periods in 2006 was due to a 13.0% year-to-date increase in fees earned from treasury management services.

Investment Advisory and Trust Income. Investment advisory and trust income for the three and nine months ended September 30, 2007 increased due to an increase in the overall assets under management from September 30, 2006 to September 30, 2007. As of September 30, 2007, ACMG and CoBiz Trust had a combined $720.1 million in discretionary assets under management, a 19.5% increase over September 30, 2006, and $156.8 million in non-discretionary assets under management, a 37.0% increase over September 30, 2006. In January 2007, the Company hired two senior business development officers to lead the Company’s trust function. These officers have helped increase total discretionary and non-discretionary assets under management for the trust division at an annualized rate of 37.0% during the first nine months of 2007.

Insurance Income. Insurance income is derived from three main areas, wealth transfer, benefits consulting and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Transaction volume in wealth transfer has slowed in 2007, decreasing revenue by $1.4 million in the third quarter of 2007 and $1.8 million for the full year 2007 when compared to 2006. Revenue from benefits consulting and property and casualty is a more stable, recurring revenue source. Benefit consulting has shown slight improvements, while property and casualty lines are down nearly 10% in 2007 compared to 2006. Premiums in the commercial insurance market have been softening since the beginning of 2004 and the third quarter of 2007 was no exception. In the third quarter of 2007, industry wide liability premiums for D&O decreased 3.9% and general liability premiums decreased 3.2%. The Company has seen attrition in its P&C revenue due to decreased premiums on existing relationships that were not caused by lost clients.

For the three and nine months ended on September 30, 2007 and 2006, revenue earned from the Insurance segment is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Wealth transfer and executive compensation	33.90%	60.89%	41.82%	53.74%
Benefits consulting	38.38%	22.07%	32.99%	24.55%
Property and casualty	24.46%	14.98%	22.05%	19.27%
Fee income	3.26%	2.06%	3.14%	2.44%
	100.00%	100.00%	100.00%	100.00%

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Gross revenues have increased $0.3 million to $4.4 million through the nine months ending September 30, 2007, relating primarily to an increase in volume of clients under retainer, offset by a decrease in success fees. The success fee decrease was due primarily to the size of deals closed in 2006, with a single deal accounting for $1.6 million in revenue.

Other Income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees, and safe deposit income. The decrease in other income during the three months ended September 30, 2007 compared to the same period in 2006 relates primarily to a $0.1 million decrease in fees earned on customer hedging transactions. Year- to-date, other revenues increased primarily due to a $0.2 million increase in earnings on equity method investments, offset by a $0.1 million decrease in fees earned from customer hedging transactions.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended September 30,				Nine Months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2007	2006	Amount	%	2007	2006	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$11,689	$11,544	$145	1%	$35,443	$33,364	$2,079	6%
Stock based compensation expense	404	311	93	30%	1,111	855	256	30%
Occupancy expenses, premises and equipment	2,843	2,961	(118)	(4)%	8,517	8,517	—	0%
Amortization of intangibles	118	118	—	0%	355	357	(2)	(1)%
Other operating expenses	3,053	2,506	547	22%	8,815	7,740	1,075	14%
Loss on sale of other assets and securities	166	47	119	253%	422	73	349	478%
Total noninterest expenses	$18,273	$17,487	$786	4%	$54,663	$50,906	$3,757	7%

General. During 2007 the Company has launched several initiatives that have impacted most noninterest expense line items and the efficiency ratio. Although the efficiency ratio has improved in 2007, these initiatives have increased noninterest expense and reduced the overall improvement in the efficiency ratio. However, the initiatives help to position the Company for future growth.

These initiatives include:

•             Launching a company-wide branding project

•             Accelerating our banker recruitment efforts

•             The formation of a Real Estate Capital Markets Group

The efficiency ratio for the three and nine months ended September 30, 2007 was 61.8% and 63.8%, respectively. The efficiency ratio for the same periods in 2006 was 63.5% and 64.0%, respectively.

Salaries and Employee Benefits. Salaries and employee benefits for the three and nine months ended September 30, 2007 have increased primarily due to the growth of our full time equivalent employee base. The increase is due in part to higher staffing levels to accommodate our growth and annual merit increases awarded as of January 1, 2007, that averaged 4.38%. As of September 30, 2007 the Company employed 490 full-time-equivalent employees, compared to 460 a year earlier. The Company made significant progress in the recruitment of business development officers in the latter half of 2006 and early 2007, with 19 new bankers being hired in 2007, versus 15 for all of 2006 (10 of whom started in the last two quarters of 2006).

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

Occupancy Costs. Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for 2007 have remained relatively stable when compared to the same periods in 2006, as the majority of our de novo locations were in place during 2006.

Other Operating Expenses. Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs, and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended September 30, 2007, over the same period in 2006 was primarily attributed to a $0.3 million increase in business development costs, a $0.1 million increase in assessment costs, primarily related to the impact of the FDICs new risk-based assessment rate framework, and a $0.1 million increase in operational losses. The increase in other operating expenses for the nine months ended September 30, 2007, over the same period in 2006 was primarily attributed to a $0.4 million increase in business development costs, a $0.1 million increase in assessment costs, a $0.1 million increase in office supplies, as well as a $0.4 million increase spread across other miscellaneous expenses.

Loss on Sale of Other Assets and Securities. The loss on sale of other assets and securities for the three and nine months ended September 30, 2007 primarily consists of premium write-offs on called securities.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $1.4 and $2.5 million for the three and nine months ended September 30, 2007, compared to $0.1 million and $1.2 million for the same periods in 2006. As of September 30, 2007, the allowance for loan and credit losses amounted to 1.10% of total loans, compared to 1.21% at September 30, 2006. Key indicators of asset quality have remained favorable, while average outstanding loan amounts have increased.

During the first three quarters of 2007, the Company had net charge-offs of $1.8 million compared with net recoveries of $0.2 million for the same period in 2006. The Company’s percentage of non-performing assets to total assets at September 30, 2007 was 9 basis points (0.09%) versus 3 basis points (0.03%) in the year earlier period. The 2007 net charge-offs recorded by the Company primarily relate to two commercial credit relationships. The Company believes that those relationships were isolated incidents and are not indicative of systemic weaknesses within the portfolio.

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

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses is recorded in Accrued Interest and Other Liabilities in the accompanying condensed consolidated balance sheets. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Allowance for loan losses at beginning of period	$17,871	$16,906	$16,906
Charge-offs:
Commercial	(1,780)	(278)	(262)
Consumer	(23)	(34)	(1)
Other	—	(8)	(25)
Total charge-offs	(1,803)	(320)	(288)
Recoveries:
Commercial	29	487	486
Real estate — mortgage	—	25	25
Consumer	16	7	1
Other	3	—	—
Total recoveries	48	519	512
Net (charge-offs) recoveries	(1,755)	199	224
Provisions for loan losses charged to operations	2,467	766	585
Allowance for loan losses at end of period	$18,583	$17,871	$17,715

Allowance for credit losses at beginning of period	$576	$—	$—
Provisions for credit losses charged to operations	—	576	576
Allowance for credit losses at end of period	$576	$576	$576

Combined allowance for loan and credit losses at end of period	$19,159	$18,447	$18,291

Combined provision for loan and credit losses	$2,467	$1,342	$1,161

Ratio of net (charge-offs) recoveries to average loans (1)	0.14%	0.01%	0.02%
Average loans outstanding during the period	$1,621,095	$1,446,964	$1,420,812

(1)  The ratios for the nine months ended September 30, 2007 and 2006 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December	At September 30,
(in thousands)	2007	2006	2006
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$844	$990	$196
Nonaccrual loans	719	335	448
Total nonperforming loans	1,563	1,325	644
Repossessed assets	447	—	0
Total nonperforming assets	$2,010	$1,325	$644
Allowance for loan and credit losses	$19,159	$18,447	$18,291

Ratio of nonperforming assets to total assets	0.09%	0.06%	0.03%
Ratio of nonperforming loans to total loans	0.09%	0.09%	0.04%
Ratio of allowance for loan and credit losses to total loans	1.10%	1.19%	1.21%
Ratio of allowance for loan and credit losses to nonperforming loans	1225.85%	1392.30%	2840.37%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of September 30, 2007:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$5,513	$—	$—	$—	$5,513
TIO funds	10,000	—	—	—	10,000
Repurchase agreements	206,973	—	—	—	206,973
FHLB advances	109,000	—	—	—	109,000
Other short-term borrowings	5,700	—	—	—	5,700
Junior subordinated debentures	—	—	—	72,166	72,166
Operating lease obligations	4,867	8,631	4,928	3,206	21,632
Total contractual obligations	$342,053	$8,631	$4,928	$75,372	$430,984

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2007, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$497,412	$259,007	$25,655	$5,569	$787,643
Standby letters of credit	56,469	3,229	1,058	—	60,756
Commercial letters of credit	1,113	3,645	—	—	4,758
Unfunded commitments for unconsolidated investments	3,951	—	—	—	3,951
Company guarantees	1,016	—	—	—	1,016
Total commitments	$559,961	$265,881	$26,713	$5,569	$858,124

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Because the interest-rate swaps recorded on the balance sheet at September 30, 2007 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At September 30, 2007, shareholders’ equity totaled $192.0 million, a $29.3 million increase from December 31, 2006. Approximately $19.3 million of the increase was due to the issuance of 975,000 shares in a January 2007 public offering. Also contributing to the increase was net income for the nine months ended September 30, 2007 of $17.6 million and $5.4 million related to stock options, excess tax benefits on option exercises and employee stock purchase plan activity. Changes in other comprehensive income of $2.0 million related to unrealized gains in the investment portfolio and fair value changes in the cash flow derivatives further increased shareholder equity, while dividends of $4.5 million have been declared year-to-date. An additional $10.5 million reduction to shareholder equity was due to the repurchase of 639,854 shares pursuant to the Company’s share repurchase plan.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and lease losses. As of September 30, 2007, the Company and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, borrowings from the FHLB and  lines of credit. The Bank has approved federal funds purchase lines with ten other correspondent banks with an aggregate credit line of $265.0 million, as well as other credit lines with three firms utilized to transact repurchase agreements where the borrowing limits are based on available collateral sources. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At September 30, 2007, we had $270.8 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. We also participate in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. Additionally, in the August 2007, the Company entered into a $30.0 million revolving line of credit agreement to be used for general corporate purposes. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

The Company paid dividends of $0.07 and $0.19 per share during the three and nine months ended September 30, 2007 compared to dividends of $0.06 and $0.16 per share during the three and nine months ended September 30, 2006. This represents a dividend payout ratio of 28.0% and 25.7% for the three and nine months ended September 30, 2007 compared to 21.4% and 20.8% for the three and nine months ended September 30, 2006.

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

Net cash provided by operating activities totaled $16.8 million and $19.7 million for the nine months ended September 30, 2007 and 2006, respectively. The principal component of net cash provided by operating activities is net income adjusted by depreciation and amortization, provision for loan losses, other non-cash expenses and changes in other assets and liabilities. The decrease in net cash provided by operating activities is primarily due to payment of interest and obligations during 2007 that were accrued at December 31, 2006.

Net cash used in investing activities totaled $152.1 million and $188.0 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used in investing activities is primarily related to securities investment activity, which represented a net cash inflow of $54.3 million in 2007, compared to a net cash outflow of $4.5 million in 2006. The net proceeds from securities and investments reflects the Company’s continued migration to a targeted asset mix whereby investments comprise approximately 15-20% of total assets, although this may change depending on the Company’s future collateral needs. The cash provided by securities activity was offset by a $22.5 million increase in cash used for net loan originations in 2007 versus the same period in 2006.

Net cash provided by financing activities totaled $148.6 million and $176.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash inflows in the period from a $19.3 million stock offering completed in January 2007 and option exercises together produced a $20.7 million increase in cash inflows over the same period in 2006. Dividends paid though the first nine months of 2007 increased by $0.9 million from the same period in 2006 and payments of $10.5 million were made under the share repurchase program initiated during the third quarter of 2007. Short-term borrowings of $22.0 million were paid down during the first nine months of 2007 versus an increase of $76.4 in the same period of 2006 resulting in a period over period decrease of $98.4 million from this source. In 2007, net cash inflows of $161.8 million from deposits, CDs, customer repurchases were $61.2 million greater than the $100.6 million of net cash inflows produced from the same sources in 2006. Deposit management continues to be an area of focus for the Company as deposits help to provide a more cost effective source of funding for loans, investments and other Company operations. For short-term funding needs, the Company may utilize fed funds purchased, FHLB or other line of credit advances in an effort to meet certain funding requirements though these sources may come at a higher cost and place increased pressure on the Company’s net interest margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2007, the Board of Directors authorized a share repurchase program to reacquire up to 5% of the Company’s then outstanding shares of common stock, equating to a maximum of 1,200,207 shares. The program may be suspended or terminated at any time without prior notice, and will expire on July 18, 2008. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. All purchases during this reporting were in the open market, although the plan allows for privately negotiated and block trade transactions, and are based on trade date. The July 19, 2007 repurchase program is the only repurchase plan authorized by the Company’s Board as of September 30, 2007. Information concerning the activity of the program during the three month period ending September 30, 2007 is set forth in the following table:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total Number of		Part of Publicly	May Yet Be
	Shares	Average Price	Announced	Purchased
Period	Purchased	Paid per Share	Plan	Under the Plan
July 19 - 31, 2007	133,254	$15.97	133,254	1,066,953
August 1 - 31, 2007	405,500	16.00	405,500	661,453
September 1 - 30, 2007	101,100	18.41	101,100	560,353
Total	639,854	$16.38	639,854	560,353

Item 6.             Exhibits

Exhibits and Index of Exhibits.

(1)       10.23    Revolving Credit Agreement between CoBiz Financial Inc. and U.S. Bank National Association dated August 2, 2007.

10.24    Restated Supplemental Executive Retirement Plan

31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1      Section 1350 Certification of the Chief Executive Officer.

32.2      Section 1350 Certification of the Chief Financial Officer.

(1)   Incorporated herein by reference from the Registrant’s current report on Form 8-K as filed on August 15, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	November 9, 2007	By /s/ Steven Bangert
Steven Bangert, Chief Executive Officer and
Chairman

Date:	November 9, 2007	By /s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and Chief Financial Officer