Form 10-K
period 2007-12-31
COBIZ FINANCIAL INC
filed 2008-03-17
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007.

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

821 17th St.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is  a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2007, computed by reference to the closing price on the NASDAQ Global Select Market was $358,736,426.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock on March 6, 2008, was 23,022,662.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz Financial’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “would,” “should,” “could” or “may.” Forward-looking statements speak only at the date they are made. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (“CoBiz” or the “Company”) is a diversified financial holding company headquartered in Denver, Colorado. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2007, we had total assets of $2.4 billion, net loans of $1.8 billion and deposits of $1.7 billion. We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc. Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994 who are still current shareholders.

Our wholly owned subsidiary CoBiz Bank (the “Bank”) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 12 locations, including eight in the Denver metropolitan area, two in Boulder and two in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has seven locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is headed up by a local president with substantial decision-making authority. We focus on attracting and retaining high quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver office.

Our banking products are complemented by our fee-based business lines, which we first introduced in 1998 when we began offering trust and estate administration services. Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, wealth transfer planning, investment banking and investment management services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our noninterest income and decrease our dependency on net interest income.

2003 Acquisitions

On April 1, 2003, we acquired Alexander Capital Management Group, Inc., an investment advisory firm based in Denver, Colorado, that is registered with the United States Securities and Exchange  Commission (“SEC”). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Alexander Capital Management Group, Inc.’s operations have been included in our consolidated financial statements since the date of purchase. The acquisition of Alexander Capital Management Group, Inc. was completed through a merger of Alexander Capital Management Group, Inc. into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC (“ACMG”).

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

2007 Acquisition

On December 31, 2007, we acquired Wagner Investment Management, Inc. (“Wagner”), a Denver-based SEC-registered investment advisory firm providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Wagner have been included in our consolidated financial statements since the date of purchase. All outstanding shares of stock in Wagner were acquired by CoBiz in the transaction. We anticipate no change in the management structure of Wagner and continued use of the Wagner name in its marketing initiatives.

2008 Acquisition

On January 2, 2008, we acquired all the assets and employees of Bernard Dietrich & Associates (“BDA”) through our subsidiary, CoBiz Insurance, Inc. Founded in 1993, BDA provides commercial and personal property and casualty insurance brokerage, as well risk management consulting services to individuals and businesses.  The asset purchase was accounted for using the purchase method of accounting, and accordingly, the results of BDA will be included in our consolidated financial statements in periods subsequent to January 2, 2008.

Operating Segments

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Investment Advisory and Trust

•                  Insurance

•                  Corporate Support and Other

Beginning in 2007, the Colorado and Arizona business banking markets have been disclosed together as the Commercial Banking segment. These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	• Commercial banking
Colorado Business Bank	• Real estate banking
Arizona Business Bank	• Private banking
• Treasury management

Investment Banking through:	• Merger and acquisition advisory services
Green, Manning & Bunch, Ltd.	• Institutional private placements of debt and equity
• Strategic financial services

Investment Advisory and Trust through:	• Customized client investment policy
Alexander Capital Management Group, Inc.	• Proprietary bond and equity offerings
Wagner Investment Management, Inc.	• Tailored asset allocation strategies
CoBiz Trust	• Trust administration
• Investment management
• Estate settlements
• Family office services

Insurance through:	• Estate and business succession planning
CoBiz Insurance, Inc.	• Employee benefits and retirement planning
Financial Designs, Ltd.	• Executive compensation and benefits planning
• Commercial lines
• Private client
• Risk management services

For a complete discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to our Consolidated Financial Statements.

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority, and expanding our products and services to build long-term relationships that meet the needs of small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach. In order to realize our strategic objectives, we are pursuing the following strategies:

Organic Growth. We believe the Colorado and Arizona markets provide us with significant opportunities for internal growth. These markets continue to be dominated by a number of large regional and national financial institutions that have acquired locally based banks. We believe this consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of high-net-worth individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (“FDIC”) at June 30, 2007.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank	0.36%	1.59%
Other in-state banks	5.79%	39.44%
Out-of-state banks	93.85%	58.97%
Total	100.00%	100.00%

Our core banking franchise and six fee-based businesses, have a large customer base of commercial and high-net-worth individuals with very similar profiles. To facilitate organic growth and cross-referrals between our business lines, we created CoBiz Advisors in 2006 to focus on bringing a concentration of knowledge about each business line to a designated function. The mission of CoBiz Advisors is to unify our company for the benefit of clients and shareholders by serving as an additional resource for internal and external customers in delivering the full suite of the Company’s products and services.

De novo branching. We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. This strategy has been successful in Colorado and is being implemented in the Arizona market. Since the acquisition of the Company by private investors in 1994, we have introduced nine Colorado and five Arizona de novo locations. Management has identified Seattle, Washington and Portland, Oregon as markets of interest and will continue to monitor opportunities for expansion in these areas.

Fee-based business lines. We began offering trust and estate administration services in 1998; employee benefits brokerage and consulting in 2000; property & casualty (“P&C”) insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our noninterest income and decrease our dependency on net interest income. In 2005, we expanded our P&C line in Arizona through the addition of an experienced producer familiar with the market. Additionally, on January 2, 2008, the Company acquired the assets of Bernard, Dietrich & Associates, a well respected Phoenix-based P&C insurance broker to continue the expansion of this business in the Arizona market. BDA will become CoBiz Insurance, Arizona, an operating division of CoBiz Insurance Inc. and the operating results of BDA will be included within the Insurance segment beginning in the first quarter of 2008. The addition of Wagner to CoBiz’s investment management offerings will expand our reach in the Colorado market and we are also exploring the expansion of our investment management presence in Arizona.

Establish strong brand awareness.  In late 2005, we began work to clarify and strengthen the CoBiz brand, focusing on the relationship between each of our business lines, our unique breadth of services and our exceptional reputation in the markets we serve. The project analysis, which was completed in 2006, included extensive customer and market research to help develop a cohesive and comprehensive approach to our internal and external communications efforts while leveraging the power of each subsidiary as part of the larger company. The branding initiative was executed across all our companies throughout 2007. We are very pleased with the results that have refined the brand platform and unified the look and feel of the CoBiz identity across the Company.

New product lines. We also will seek to grow through the addition of new product lines. Our product development efforts are focused on providing enhanced credit, treasury management, investment, insurance, deposit and trust products to our target customer base. In the past few years, we have:

•                  Greatly expanded our lending capabilities to allow for the origination of larger and more complex real estate loans, leveraged financings and cash flow lending;

•                  Formed a Real Estate Capital Markets group in 2007, spearheaded by seasoned bankers from the former LaSalle Bank’s Colorado office, giving the Company a platform from which we can offer large-loan syndication, mezzanine and other financing arrangements;

•                  Introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product we have traditionally offered;

•                  Begun offering remote deposit capture, which allows our customers to make deposits electronically from their office utilizing our software solution;

•                  Introduced a teller capture system which allows us to electronically capture, balance and archive all transactions delivered through our teller lines; and

•                  Introduced an interest-rate hedge program to our customers. The interest-rate hedge program allows us to offer derivative products such as swaps, caps, floors and collars to assist our customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a perfect offset to the customer contracts.

Expanding existing banking relationships. We are normally not a transactional lender and typically require that borrowers enter into a multiple-product banking relationship with us, including deposits and treasury management services, in connection with the receipt of credit from the Bank. We believe that such relationships provide us with the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional noninterest income. In addition, we believe this philosophy aids in customer retention.

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

Emphasizing high-quality customer service. We believe our ability to offer high-quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 19 locations, are not using our remote deposit capture product or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk. We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Bank but submits reports directly to the audit committee of our Board of Directors. At December 31, 2007, our ratio of nonperforming loans to total loans was 0.18%, compared to 0.09% at December 31, 2006.

We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less. We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Achieving efficiencies and economies of scale through centralized administrative and support operations. We seek to maximize operational and support efficiencies in a manner consistent with maintaining high-quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and treasury management services at our downtown Denver office. Most recently, new positions within the Bank including a Chief Operations Officer and Director of Deposit Services were created to coordinate the growing operational departments, guide deposit gathering efforts of the Bank and enhance client services. We believe this structure allows our business development professionals to focus on customer service and sales strategies directed at each community that we serve.

Acquisitions. We intend to continue to explore acquisitions of financial institutions or financial service entities, including opportunities in Colorado, Arizona and other western states. Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe that by focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services we enhance our market position and add growth opportunities.

Market Areas Served

We operate in two of the fastest growing western markets in the United States – Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets. Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

Colorado.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services. The Denver metropolitan area is one of the fastest growing regions in the nation, helping to make Colorado the eighth-fastest growing state in the United States in terms of percentage population growth from July 2005-2006 and again from July 2006-2007. Colorado’s population growth is projected to increase 35% to 5.8 million from 2000 to 2030. The population of the seven-county Denver metropolitan region has grown to approximately 2.6 million with a workforce of over 1.5 million at December 2007. The region’s population growth rate has consistently outpaced the nation’s rate every decade since the 1950s. The state’s unemployment rate at December 2007 was 4.5%, up from a Colorado five-year low of 3.9% in 2006, but below the 2007 national average of 5.0%.

We have two locations each in downtown Denver, Boulder, Littleton and the Vail Valley, and one location each in Commerce City, the Denver Technological Center (“DTC”), Golden and Louisville. The following is selected additional market data regarding the Colorado markets we serve:

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

•                  The Vail Valley location is anchored by Vail, a prime mountain resort with a construction market for high-end primary and second homes.

Arizona. Arizona’s primary economic sectors include trade, manufacturing, mining, agriculture, construction, tourism and services, which is the largest economic sector. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the twentieth century, including being one of the fastest growing states in terms of percentage population growth from July 2006 to July 2007, second only to Nevada. This population growth has been the primary driver behind the Arizona economy. Our banks are located in Maricopa County, which is the nation’s fourth-largest county in terms of population size. Approximately 61% of Arizona’s population, or 3.8 million, reside in Maricopa County, with a workforce of 2.1 million. Through December 2007, the greater Phoenix area saw a 1.3% growth rate in its nonfarm employment base from December 2006, down from a remarkable 5.3% growth a year earlier. The December 2007 unemployment rate for the Phoenix metropolitan area was 3.9%, significantly lower than the U.S. average of 5.0%. The state of Arizona’s population growth is projected to increase by 109% from the year 2000 to the year 2030. The following is selected additional market data regarding the Arizona markets we serve:

•                  Our Arizona banks are located in Maricopa County. More than half of Arizona’s population resides in Maricopa County, which includes the cities of Phoenix, Mesa, Scottsdale, Surprise, Sun City, Glendale, Chandler, Tempe and Peoria.

•                  The East Valley office serves the areas of Mesa and Gilbert. The East Valley has more than 1.5 million residents and accounts for 42.8% of the Metro Phoenix population.

•                  Chandler, a suburb of Phoenix, serves a community that has become home to businesses and industries of all sizes. Chandler is known as the “Silicon Desert” due to its concentration of high-technology jobs. More than 75% of Chandler’s manufacturing sector employs high-technology workers, compared to the national average of 15%.

•                  The office in Surprise is strategically located to serve the large population of retired persons living in the suburbs of Phoenix. The customers in this demographic group usually prefer the personal service of a community bank to the more impersonal service of a large financial institution.

•                  The office in Scottsdale is located in one of the most desirable areas within metropolitan Phoenix, from both a residential and employment perspective. The Scottsdale area continues to experience faster job growth than population growth.

•                  The office in Tempe is located in the center of the Phoenix metropolitan area. Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in the area.

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

Please see “Risk Factors – Our business and financial condition may be adversely affected by competition,” below for additional information.

Employees

At December 31, 2007, we had 507 employees, including 490 full-time equivalent employees. Employees of the Company enjoy a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). CoBiz is required to file an annual report with the FRB and such other reports as may be required pursuant to the BHCA.

Securities Exchange Act of 1934. CoBiz has a class of securities registered with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and regulates insider trading transactions.

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

The table below sets forth the capital ratios of the Company:

	At December 31, 2007
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	10.7%	8.0%
Tier I capital to risk-weighted assets	9.4%	4.0%
Tier I leverage ratio	9.1%	4.0%

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

The Bank

General. The Bank is a state-chartered banking institution, the deposits of which are insured by the Bank Insurance Fund of the FDIC, and is subject to supervision, regulation and examination by the Colorado Division of Banking, the Federal Reserve Board and the FDIC. Prior to 2007, the Bank was a nationally chartered institution and also subject to the supervision of the Office of the Comptroller of the Currency (“OCC”). Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money-laundering requirements. Among its provisions, the USA Patriot Act requires each financial institution to: (i) establish an anti-money-laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers.  On March 9, 2006, the USA Patriot Improvement and Reauthorization Act of 2005 (“Reauthorization Act of 2005 “) was signed by the President to extend and modify the original Act.  The Reauthorization Act of 2005 makes permanent 14 of the original provisions of the USA Patriot Act that had been set to expire.

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

Dividend Restrictions. Dividends paid by the Bank and management fees from the Bank and our fee-based business lines provide substantially all of our cash flow. The approval of the Colorado Division of Banking is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  See “— The Bank — Capital Adequacy.”

Examinations. The FRB periodically examines and evaluates banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2007
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	11.2%	8.0%
Tier I capital to risk-weighted assets	10.3%	4.0%
Tier I leverage ratio	9.7%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2007, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

On November 2, 2007, the Federal Reserve Board approved final rules to implement new risk-based capital requirements for banking organizations with total assets of $250 billion or more or with consolidated total on-balance-sheet foreign exposure of $10 billion or more. The new risk-based regulatory capital framework, known as Basel II, consists of three pillars that address (1) risk-based capital requirements for credit risk, market risk and operational risk; (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes; and (3) market discipline. The final rules are effective in April 2008.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC. Beginning in 2007, annual assessment rates range from $0.05 to $0.43 per $100, an increase from the $0.00-$0.27 rates that had been in effect since 1996. The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.

Restrictions on Loans to One Borrower. Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses. The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits

Fee-Based Business Lines

ACMG and Wagner are registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of ACMG’s and Wagner’s investment management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict them from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green, Manning & Bunch, Ltd. (“GMB”), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2007. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

FDL provides wealth transfer planning through the use of life insurance products. State governments extensively regulate our life insurance activities. We sell our insurance products throughout the United States and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. We market these financial products through M Holdings Securities, Inc., a registered broker-dealer and a member of the FINRA and Securities Investor Protection Corporation.

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

Changing Regulatory Structure

Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry. The FRB, FDIC, OCC (national charters only) and State banking divisions all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

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

Website Availability of Reports Filed with the SEC

The Company maintains an Internet website located at www.cobizfinancial.com (formerly www.cobizinc.com) on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Changes in economic conditions may cause us to incur loan losses.

The inability of borrowers to repay loans can erode our earnings and capital.  Our loan portfolio is somewhat less diversified than that of a traditional community bank because it includes a higher concentration of larger commercial and real estate loans.  Substantially all of our loans are to businesses and individuals in the Denver and Phoenix metropolitan areas, and any further economic decline in these market areas could result in increased delinquencies, problem assets and foreclosures, reduced collateral value and reduced demand for loans and other products and services and, accordingly, could impact us adversely.

Our allowance for loan losses may not be adequate to cover actual loan losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, although our level of delinquencies historically has been low, we have been increasing and expect to continue to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the economic conditions in Colorado and Arizona further deteriorate.  The actual amount of future provisions for loan losses cannot be determined at any specific point in time and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

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

Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Generally, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property making relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

A majority of our loans are secured by real estate. This concentration, coinciding with a downturn in our real estate markets, could affect our business.

In 2007, there has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. At December 31, 2007, approximately 70% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate, with 41% of the total in Arizona. Substantially all of our real property collateral is located in Arizona and Colorado. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The OCC, the Board of Governors of the Federal Reserve System, and the FDIC recently finalized joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2007 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

To the extent that any of the real estate securing our loans becomes subject to environmental liabilities, the value of our collateral will be diminished.

In certain situations, under various federal, state and local environmental laws, ordinances and regulations as well as the common law, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property or damage to property or personal injury. Such laws may impose liability whether or not the owner or operator was responsible for the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures by one or more of our borrowers. Such laws may be amended so as to require compliance with stringent standards which could require one or more of our borrowers to make unexpected expenditures, some of which could be substantial. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. One or more of our borrowers may be responsible for such costs which would diminish the value of our collateral. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of the cash flow of one or more of our borrowers, which would diminish the ability of any such borrowers to repay our loans.

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

In addition, we may acquire financial institutions and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately and profitably manage such growth. Acquiring other financial institutions and businesses involves risks commonly associated with acquisitions, including:

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

Our profitability is in part, a function of the spread between the interest rates earned on investments and loans, and the interest rates paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities structures are such that they are affected differently by a change in interest rates. As a result, an increase or decrease in interest rates, the length of loan terms or the mix of adjustable and fixed-rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.  In addition, an increase in interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their loans.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a financial holding company, we are also subject to extensive regulation by the Federal Reserve Board, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting at the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports.

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Misstatements due to error or fraud may occur and not be detected, because of the inherent limitations in a cost-effective control system.

Although management has determined that our internal controls over financial reporting were effective at December 31, 2007, we cannot assure you that we will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We must evaluate whether any portion of our recorded goodwill is impaired.  Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2007, goodwill represented approximately 1.8% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment).  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption.  Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values.  Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.  Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Our fee-based businesses are subject to quarterly and annual volatility in their revenues and earnings.

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance and Financial Designs, Ltd., our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  In addition, a substantial portion of the revenues and earnings of our insurance segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.  With respect to our investment advisory businesses, ACMG and Wagner, our revenues and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of ACMG and Wagner. for a particular quarter or year.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2007, we had 12 bank locations, six fee-based locations and an operations center in Colorado and seven bank locations in Arizona. Our executive offices are located at 821 17th Street, Denver, Colorado, 80202. We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III. The terms of these leases expire between 2013 and 2017. The Company leases all of its facilities. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
DTC	8400 E. Prentice Ave., Ste. 150, Englewood, CO 80111	2008
Boulder	2025 Pearl St., Boulder, CO 80302	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2009
Northwest	400 Centennial Parkway, Ste. 100, Louisville, CO 80027	2009
Prince	2409 W. Main St., Littleton, CO 80120	2009
Vail Valley	P.O. Box 2826 Northstar Center, Edwards, CO 81632	2009
Denver - Operations	717 17th St., Ste. 400, Denver, CO 80202	2010
Denver	821 17th St., Denver, CO 80202	2011
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2011
Cherry Creek	301 University Blvd., Suites 100 & 200, Denver, CO 80206	2012
Eagle	212 Chambers Ave., Unit # 3, Eagle, CO 81631	2012
Littleton	101 W. Mineral Ave., Littleton, CO 80120	2012
Northeast	4695 Quebec St., Denver, CO 80216	2013
Tremont	1275 Tremont Pl., Denver, CO 80202	2014
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2010
Scottsdale	6929 E. Greenway Parkway, Ste. 150, Scottsdale, AZ 85254	2011
Camelback	3200 E. Camelback Rd., Ste. 129, Phoenix, AZ 85018	2012
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Tempe	1620 W. Fountainhead Parkway, Ste. 119, Tempe, AZ 85282	2012
Surprise	12775 W. Bell Rd., Surprise, AZ 85374	2016
Phoenix	2600 N. Central Ave., Phoenix, AZ 85012	2017

		Lease
Fee-Based Locations	Address	Expiration
CoBiz Insurance, Inc.	10901 W. Toller Drive, Littleton, CO 80127	2009
Wagner Investment Management, Inc	3200 Cherry Creek South Dr., Denver, CO 80209	2009
Green Manning & Bunch, Ltd.	370 17th St., Ste. 3600, Denver, CO 80202	2010
Alexander Capital Management Group	1099 18th St., Ste. 2810, Denver, CO 80202	2012
Financial Designs Ltd.	1775 Sherman St., Ste. 1800, Denver, CO 80203	2013

All leased properties are considered in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3. Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to our business are brought against or by us. We believe, based on the dollar amount of the claims outstanding at the end of the year, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is traded on the Nasdaq Global Select Market under the symbol “COBZ.”  At March 3, 2008, there were approximately 466 shareholders of record of CoBiz Common Stock.

The following table presents the range of high and low sale prices of our Common Stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2006:
First Quarter	$20.94	$18.06	$0.050
Second Quarter	$22.75	$19.21	$0.050
Third Quarter	$23.96	$20.76	$0.060
Fourth Quarter	$23.60	$21.74	$0.060
2007:
First Quarter	$22.00	$18.84	$0.060
Second Quarter	$20.09	$17.81	$0.060
Third Quarter	$19.25	$14.75	$0.070
Fourth Quarter	$18.08	$14.19	$0.070

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

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2002 and the closing prices on December 31, 2003, 2004, 2005, 2006 and 2007, with the hypothetical cumulative total return on the Russell 2000 Index and the Nasdaq Bank Index for the comparable period.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
CoBiz Financial Inc.	$100.00	$125.79	$210.11	$190.66	$232.93	$159.47
Russell 2000 Index	$100.00	$147.27	$174.40	$182.46	$216.08	$212.71
NASDAQ Bank Index	$100.00	$133.03	$151.18	$148.26	$168.72	$135.16

On July 19, 2007, the Board of Directors authorized a share repurchase program to reacquire up to 5% of the Company’s then outstanding shares of common stock, equating to a maximum of 1,200,207 shares. The July 19, 2007 plan, the only plan authorized by the Board of Directors, concluded on November, 19, 2007, when all authorized shares had been repurchased. Information concerning the activity of the program during the year ended December 31, 2007 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2007	133,254	$16.02	133,254	1,066,953
August 1 - 31, 2007	405,500	16.05	405,500	661,453
September 1 - 30, 2007	101,100	18.45	101,100	560,353
October 1 - 31, 2007	183,100	17.08	183,100	377,253
November 1 - 30, 2007	377,253	17.03	377,253	—

Total	1,200,207	$16.72	1,200,207	—

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods reported, the Company has completed three acquisitions of companies as described in Part I, Item 1. In addition, data has been restated to give retroactive effect to a three-for-two stock split effectuated on April 26, 2004, where applicable.

At or for the year ended December 31, (in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of income data:
Interest income	$154,510	$136,444	$103,456	$77,267	$64,804
Interest expense	66,611	57,015	32,481	17,387	14,234
Net interest income before provision for loan losses	87,899	79,429	70,975	59,880	50,570
Provision for loan losses	3,936	1,342	2,465	3,015	2,760
Net interest income after provision for loan losses	83,963	78,087	68,510	56,865	47,810
Noninterest income	28,289	29,965	25,153	27,801	17,004
Noninterest expense	75,515	71,927	62,480	56,809	44,337
Income before taxes	36,737	36,125	31,183	27,857	20,477
Provision for income taxes	13,713	13,299	11,177	10,231	7,447
Net income	$23,024	$22,826	$20,006	$17,626	$13,030

Earnings per share – basic	$0.98	$1.01	$0.90	$0.81	$0.64
Earnings per share – diluted	$0.96	$0.98	$0.87	$0.78	$0.61
Cash dividends declared per common share	$0.26	$0.22	$0.19	$0.17	$0.15
Dividend payout ratio	26.53%	21.78%	21.05%	20.95%	22.92%

Balance sheet data:
Total assets	$2,391,012	$2,112,423	$1,933,056	$1,699,561	$1,403,877
Total investments	395,663	438,894	466,150	485,234	368,218
Loans	1,846,326	1,544,460	1,332,668	1,114,307	943,615
Allowance for loan losses	20,043	17,871	16,906	14,674	12,403
Deposits	1,742,689	1,476,337	1,326,952	1,147,010	959,178
Junior subordinated debentures	72,166	72,166	72,166	71,637	40,570
Common shareholders' equity	189,270	162,675	136,544	122,085	95,664

Key ratios:
Return on average total assets	1.04%	1.11%	1.10%	1.13%	1.06%
Return on average shareholders' equity	12.15%	15.45%	15.42%	15.84%	14.52%
Average equity to average total assets	8.54%	7.19%	7.16%	7.16%	7.29%
Net interest margin	4.28%	4.20%	4.27%	4.18%	4.38%
Efficiency ratio (1)	64.10%	64.12%	64.83%	65.09%	65.70%
Nonperforming assets to total assets	0.15%	0.06%	0.05%	0.08%	0.11%
Nonperforming loans to total loans	0.18%	0.09%	0.07%	0.12%	0.16%
Allowance for loan and credit losses to total loans	1.12%	1.19%	1.27%	1.32%	1.31%
Allowance for loan and credit losses to nonperforming loans	604.69%	1392.30%	1863.95%	1056.44%	816.52%
Net charge-offs (recoveries) to average loans	0.11%	(0.01)%	0.02%	0.07%	0.09%

(1)   Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains on asset sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include commercial banking; investment banking; investment advisory and trust; and insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees,

offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on our net interest margin by increasing our noninterest income.

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

Industry Overview. The U.S. commercial banking industry was significantly impacted in 2007 by increased concerns about the credit quality of mortgages and investment securities collateralized by real estate. As the housing market deteriorated during 2007, losses on subprime mortgages increased and the subprime mortgage market was essentially shutdown. The combination of the real estate downturn and subprime losses led to an overall tightening in the credit market. The Senior Loan Officer Opinion Survey on Bank Lending Practices conducted by the Federal Reserve Board found that one-third of domestic banks had tightened their lending standards on commercial and industrial (“C&I”) loans during the fourth quarter of 2007. In addition, 80% of domestic banks had tightened their lending standards on commercial real estate loans during the fourth quarter. During this period, loan loss provisions at FDIC-insured institutions reached a 20-year high and quarterly earnings for the industry fell below $30 billion for the first time since 2003. The overall market conditions led the Federal Open Markets Committee (“FOMC”) to reduce the target federal funds rate by 100 basis points in the last four months of 2007, the first decrease since 2003.  The FOMC continued this strategy in January 2008, when the target federal funds rate was decreased by 125 basis points within a one week period.  While the Company does not originate or purchase subprime loans, nearly all financial service organizations have been impacted by the current environment.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2007, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 19 bank locations, six fee-based businesses and total assets of $2.4 billion. Certain key metrics of our operating segments at December 31, 2007 and 2006 are as follows:

			Investment		Corporate
	Commercial	Investment	Advisory &		Support and
	Banking	Banking	Trust	Insurance	Other	Consolidated
(in thousands, except per share data)	2007
Net income (loss)	$28,689	$322	$(17)	$(542)	$(5,428)	$23,024
Diluted earnings (loss) per share	$1.20	$0.01	$—	$(0.02)	$(0.23)	$0.96
Total assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

	2006
Net income (loss)	$26,088	$543	$161	$636	$(4,602)	$22,826
Diluted earnings (loss) per share	$1.12	$0.02	$0.01	$0.03	$(0.20)	$0.98
Total assets	$2,071,416	$9,369	$6,131	$22,436	$3,071	$2,112,423

Noted below are some of the significant financial performance measures and operational accomplishments for 2007:

•                  Our commercial banking franchise had strong growth in both net income and earnings per share during 2007 as compared to 2006. Our loan portfolio, the largest interest-earning asset base of the Company, increased 20% in 2007. The increase was driven primarily by our Colorado operations which grew loans by $160.8 million, or 16%, over 2006. Our Arizona operations also had strong loan growth of $141.1 million, or 25%, over 2006.

•                  The provision for loan losses increased to $3.9 million in 2007 from $1.3 million in 2006, a $2.6 million increase. Net charge-offs during 2007 increased to $1.8 million compared to net recoveries of $0.2 million in 2006, a $2.0 million increase.

•                  Effective January 2007, the FDIC changed its risk-based assessment matrix and the assessment rates charged to financial institutions. Prior to the change the Bank was not assessed a rate based on the Bank’s risk category. Under the new assessment matrix the Bank will be assessed a rate between 5 to 7 basis points, which is the lowest rate under the new framework. This has increased the Company’s regulatory assessment costs in 2007 and will continue to impact future periods.

•                  In April 2007, the Bank converted from a national bank to a state bank. The change in charter is expected to reduce the dollar amount of certain regulatory assessments and will help offset the increase in the FDIC assessment rates.

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

•                  Investment Banking contributed $0.01 per diluted share in 2007, down from $0.02 in 2006. Investment banking revenues are transactional in nature and, as a result, the segment’s earnings can be more volatile. While not a significant source of the Company’s earnings, the segment has been a positive contributor over the last several years.

•                  Investment Advisory and Trust, while a less significant part of our overall operations, continues to recognize increases in revenue production and growth in assets under management. During 2007, the Company was successful in recruiting an experienced management team from a local competitor to lead the Company’s Trust function. While the short-term impact of the recruitment has caused the segment’s operational results to decrease, the long-term prospects of the segment has been enhanced.  In addition, on December 31, 2007, the Company acquired Wagner, an investment advisor providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations to complement the segment.

•                  The Insurance segment had a large decrease in net income and earnings per share during 2007, primarily due to a decrease in the wealth transfer business. The wealth transfer business is transactional by nature and fluctuates based on the number of life insurance policies closed during a year. During 2007, the segment had a higher-than-normal number of cases that were rejected in underwriting due to unforeseen medical issues. To a lesser extent, the segment was also impacted by the overall reduction in insurance premiums being realized throughout the commercial insurance industry.

•                  Corporate Support and Other had an increase in its net loss and loss per share, primarily due to an increase in interest rates that increased our interest expense on our variable-rate junior subordinated debentures and an increase in salaries and employee benefits. In addition, the segment entered into a new revolving line-of-credit during 2007 that increased interest expense over 2006.

•                  During the fourth quarter of 2006, the Company began the process of selling additional common stock through a secondary offering that subsequently closed on January 24, 2007. The Company sold 975,000 shares of common stock at a public offering price of $20.90.

•                  Our corporate name was changed to CoBiz Financial Inc. at our annual meeting in May and the new brand has been introduced to each of our subsidiaries. While the cost of the branding effort increased operating expense in 2007, the unified presentation of our business will create synergies and cross-sell opportunities that will far outweigh any short-term costs.

•                  On July 19, 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to 5% of our outstanding stock. The program concluded on November 19, 2007, when all authorized shares had been repurchased. The shares were repurchased at a weighted average price of $16.72 and a total cost of $20.1 million.

This discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to our Consolidated Financial Statements.

Bank. The commercial bank segment, the cornerstone of our franchise, had continued success in 2007 growing the balance sheet and earnings. Loans grew by 20%, deposit and customer repurchase agreements grew by 12%, and earnings grew by 10%. The growth of the Bank was encouraging considering 2007 was a challenging year for the Bank and the industry as we faced increased competition and narrowing spreads between our interest-bearing assets and our cost of funds. While loan demand continued to grow in the double digits, lower-cost deposit accounts (excluding time deposits and customer repurchase agreements) has slowed to single digit growth for the past two years, resulting in a loan-to-deposit ratio that exceeded 100% at December 31, 2007. As loan growth outpaced deposit growth, our mix of funding shifted to a higher level of wholesale funds that are at a higher interest rate than core deposits. Asset quality remained exceptional with nonperforming loans to total loans at only 18 basis points at the end of 2007.

Fee-Based Business Lines. The company’s fee-based business lines – investment banking, insurance, and investment advisory and trust – operated at a slight loss for 2007 on a combined basis. However, before parent company management fees, central service allocations and amortization, all the fee based companies generated positive cash flow.  Our ratio of noninterest income to total operating revenues was 25% for 2007 compared to 27% in 2006. This is in line with the Company’s ongoing target of 25%.

We believe that through the combination of our commercial banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle. We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL. We can assist in planning for the future with wealth transfer and business succession planning from FDL. We are able to protect assets with P&C insurance from CoBiz Insurance. We can facilitate exit and retirement strategies with merger and acquisition services from GMB, and investment management services with ACMG and Wagner. We are also able to preserve our customers’ wealth with trust and fiduciary services from CoBiz Trust, investment management services from ACMG and Wagner, and wealth transfer services from FDL.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality. We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan. Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan.

In determining the appropriate level of the allowance for loan losses, we analyze the various components of the loan portfolio, including all significant credits, on an individual basis. When analyzing the adequacy, we segment the loan portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. Possible factors that may impact the allowance for loan losses include, but are not limited to:

•                  Changes in lending policies and procedures, including underwriting standards as well as collection, charge-off and recovery practices;

•                  Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•                  Changes in the nature and volume of the portfolio;

•                  Changes in the experience, ability, and depth of lending management and staff;

•                  Changes in the trend of the volume and severity of past-due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications;

•                  The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•                  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current portfolio.

Refer to the Provision and Allowance for Loan Losses section under Results of Operations below for further discussion on management’s methodology.

Recoverability of Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

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

We conducted our annual evaluation of our reporting units as of December 31, 2007.  As discussed in Note 6 of Notes to Consolidated Financial Statements, for the period ending December 31, 2007 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.  The fair value calculations were also tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and reducing projected revenue growth and projected cost savings. Using this sensitivity approach, there was no impairment identified in any reporting unit.  However, during 2007, the volume of high-end wealth transfer cases completed during the year decreased from prior years, leading to an overall reduction in operating revenue and cash flow for the insurance unit.  As such, revenues were less than the projected target.  Although we fully expect wealth-transfer activity to increase to a normal level in 2008, if the unit continues to recognize operational losses and/or a significant decrease in revenue and cash flows, evaluation of the fair value could result in the determination that the carrying value of the reporting unit exceeds its fair value and that goodwill relating to the unit has been impaired.  If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge, which would adversely affect our results of operations.

Share-based Payments

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Prior to the adoption of SFAS 123(R), we applied the intrinsic-value method for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities.

Under SFAS 123(R), we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 14 to our Consolidated Financial Statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under

SFAS 123(R), could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

On December 31, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Prior to SAB 108, Companies would evaluate the materiality of financial statement misstatements using either the current year income statement (“rollover” ) or balance sheet approach (“iron curtain”), with the rollover approach focusing on new misstatements added in the current year, and the iron curtain approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. Under SAB 108 a registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants are not required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment is required. The disclosure must include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 was effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

On January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instrument — an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 did not have an impact on the consolidated financial statements.

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

On December 31, 2007, the Company adopted FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The adoption of FSP FIN 39-1 did not have a material impact on the consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). EITF Issue No. 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF Issue No. 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption in January 2008, the Company recorded a cumulative effect adjustment of approximately $16,000, net of income tax, to retained earnings to recognize an obligation for post-retirement benefits related to endorsement split-dollar arrangements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The Company is evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer to recognize any assets and non-controlling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case nothing should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will evaluate the impact  SFAS 141R will have on its consolidated financial statements if an acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 5 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is evaluating the impact, if any, SFAS 160 will have on its consolidated financial statements.

Financial Condition

The acquisition of Wagner was accounted for as a purchase and the assets and liabilities of the acquired entity are included in the Company’s balance sheet at December 31, 2007.

Lending Activities

General. We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and equipment lease financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $10.0 million. At December 31, 2007, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

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

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$576,959	31.6	$482,309	31.6	$421,497	32.0	$386,954	35.2	$308,174	33.1
Real estate – mortgage	874,226	47.9	698,951	45.8	682,503	51.9	527,266	47.9	454,865	48.8
Real estate – construction	309,568	17.0	292,952	19.2	150,680	11.5	121,138	11.0	109,326	11.7
Consumer	71,422	3.9	57,990	3.8	65,932	5.0	65,792	6.0	61,049	6.6
Other	14,151	0.7	12,258	0.8	12,056	0.9	13,157	1.2	10,201	1.1
Loans	$1,846,326	101.1	$1,544,460	101.2	$1,332,668	101.3	$1,114,307	101.3	$943,615	101.3
Less: allowance for loan losses	(20,043)	(1.1)	(17,871)	(1.2)	(16,906)	(1.3)	(14,674)	(1.3)	(12,403)	(1.3)
Net loans	$1,826,283	100.0	$1,526,589	100.0	$1,315,762	100.0	$1,099,633	100.0	$931,212	100.0

Our continued penetration into the Arizona market and the addition of new senior-level bankers in both Colorado and Arizona have allowed our loan portfolio (net) to increase by $299.7 million in 2007 and $210.8 million in 2006. The overall growth in the loan portfolio during 2007 and 2006 was comprised primarily of $191.9 million and $158.7 million in real estate loans (mortgage and construction), respectively, and $94.6 million and $60.8 million in commercial loans, respectively.

Under federal law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2007, our individual legal lending limit was $36.3 million. Our Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2007 and 2006, the outstanding balances of loan participations sold by us were $49.2 million and $53.3 million, respectively. At December 31, 2007 and 2006, we had loan participations purchased from other banks totaling $31.3 million and $37.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship. The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.

	2007		2006		2005
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	26	11.26%	14	7.27%	15	8.10%
$3.0 million to $6.0 million	95	21.03%	78	20.34%	52	15.50%
$1.0 million to $3.0 million	377	34.06%	320	34.44%	287	35.10%
$0.5 million to $1.0 million	422	15.83%	378	17.44%	334	17.60%
Less than $0.5 million	4,889	17.82%	4,900	20.51%	4,918	23.70%
	5,809	100.00%	5,690	100.00%	5,606	100.00%

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

Commercial Loans. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (“NAICS”).

	2007		2006
		% of Commercial		% of Commercial
Commercial Loans by NAICS Code (in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio
Construction	$50,830	8.81%	$76,101	15.78%
Wholesale trade	64,916	11.25%	58,601	12.15%
Health Care	64,385	11.16%	56,762	11.77%
Real estate	87,849	15.23%	53,602	11.11%
Manufacturing	73,627	12.76%	43,832	9.09%
Finance and Insurance	65,537	11.36%	38,742	8.03%
Services	34,102	5.91%	32,813	6.80%
All other	135,713	23.52%	121,856	25.27%
	$576,959	100.00%	$482,309	100.00%

Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (“SBA”) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as US Department of Agriculture (“USDA”) Rural Development loans. At December 31, 2007, approximately 1% of our outstanding loans were guaranteed by the SBA and 1% were guaranteed by the USDA. We also originate residential mortgage loans on a limited basis as an accommodation to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. We do not actively seek residential mortgage loans for our own portfolio, but rather refer such loans to other financial institutions. However, for those residential mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 20 years or less.

In August 2007, we formed a Real Estate Capital Markets Group. The group will develop a comprehensive capital markets product offering and platform for the Bank’s real estate customers, to include mezzanine debt and other financings, and will also establish a loan syndications desk enabling the Bank to expand into larger loan transactions and more effectively and efficiently manage its capital base.

The following tables summarize the Company’s real estate mortgage portfolio, segregated by property type and the geographical regions in which we operate.

	2007		2006		2005
Real Estate by Type		% of Real Estate		% of Real Estate		% of Real Estate
(in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial owner	$383,126	43.82%	$284,695	40.73%	$281,293	41.21%
Commercial investor	230,111	26.32%	206,467	29.54%	184,676	27.06%
Residential owner	35,453	4.06%	31,943	4.57%	19,464	2.85%
Residential investor	79,386	9.08%	46,700	6.68%	45,759	6.70%
Land acquisition	146,150	16.72%	129,146	18.48%	151,311	22.18%
	$874,226	100.00%	$698,951	100.00%	$682,503	100.00%

	2007		2006		2005
	Number of	% of Real Estate	Number of	% of Real Estate	Number of	% of Real Estate
Geographic Area	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
COLORADO
Denver	142	9.85%	136	10.12%	139	11.40%
Boulder	140	11.23%	146	10.76%	146	10.29%
Eagle	105	4.15%	102	4.99%	92	7.34%
Arapahoe	133	7.95%	128	7.34%	114	7.60%
Jefferson	115	5.16%	113	6.00%	120	7.89%
Adams	74	5.77%	79	5.84%	68	7.66%
Douglas	42	2.55%	42	2.66%	36	3.12%
Larimer	23	1.21%	22	1.35%	12	0.89%
Weld	23	1.49%	19	1.79%	12	1.59%
All others	86	7.41%	81	6.02%	46	3.41%
Subtotal Colorado	883	56.77%	868	56.87%	785	61.19%
ARIZONA
Maricopa	431	38.40%	409	35.56%	295	30.95%
Mojave	2	0.08%	2	0.11%	7	0.81%
Navajo	9	0.53%	9	0.63%	9	0.73%
Pima	4	0.14%	7	1.32%	7	1.67%
All others	50	4.08%	80	5.51%	35	4.65%
Subtotal Arizona	496	43.23%	507	43.13%	353	38.81%
Total	1,379	100.00%	1,375	100.00%	1,138	100.00%

Real Estate Construction Loans. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers.

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

The table below summarizes the Company’s Construction loan portfolio by loan type:

	At December 31,
(in thousands)	2007	% of Total	2006	% of Total	2005	% of Total
Commercial speculative	$29,518	9.5%	$25,298	8.6%	$12,284	8.1%
Commercial pre-leased	58,419	18.9%	38,815	13.3%	41,265	27.4%
Residential speculative	87,104	28.2%	80,086	27.4%	41,525	27.6%
Residential pre-sold	44,040	14.2%	59,302	20.2%	44,253	29.4%
Land development	90,487	29.2%	89,451	30.5%	11,353	7.5%
	$309,568	100.0%	$292,952	100.0%	$150,680	100.0%

Consumer Loans. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, past due loans more than 90 days and other real estate owned. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2007	2006	2005	2004	2003
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$2,208	$990	$—	$76	$—
Nonaccrual loans	1,202	335	907	1,313	1,519
Restructured loans and leases	—	—	—	—	—
Total nonperforming loans	3,410	1,325	907	1,389	1,519
Repossessed assets	90	—	—	38	60
Total nonperforming assets	$3,500	$1,325	$907	$1,427	$1,579
Allowance for loan losses	$20,043	$17,871	$16,906	$14,674	$12,403
Allowance for credit losses	$576	$576	$—	$—	$—
Allowance for loan and credit losses	$20,619	$18,447	$16,906	$14,674	$12,403
Ratio of nonperforming assets to total assets	0.15%	0.06%	0.05%	0.08%	0.11%
Ratio of nonperforming loans to total loans	0.18%	0.09%	0.07%	0.12%	0.16%
Ratio of allowance for loan and credit losses to total loans	1.12%	1.19%	1.27%	1.32%	1.31%
Ratio of allowance for loan and credit losses to nonperforming loans	604.69%	1392.30%	1863.95%	1056%	816.52%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The additional interest income that would have been recognized for the years ended December 31, 2007, 2006, and 2005, if our nonaccrual and restructured loans had been current in accordance with their original terms, and the interest income on nonaccrual and restructured loans actually included in our net income for such periods, was not material. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers and are carried at the lesser of fair market value less anticipated selling costs or the balance of the related loan. In addition to the nonperforming assets described above, at December 31, 2007, we had 91 loan relationships considered by management to be potential problem loans, with outstanding principal totaling approximately $27.8 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Analysis of Allowance for Loan Losses. The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

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

	For the year ended December 31,
(in thousands)	2007	2006	2005	2004	2003
Balance of allowance for loan losses at beginning of period	$17,871	$16,906	$14,674	$12,403	$10,388
Charge-offs:
Commercial	1,803	278	363	414	323
Real estate — mortgage	—	—	246	410	204
Consumer	30	34	99	88	60
Other	5	8	—	55	339
Total charge-offs	1,838	320	708	967	926
Recoveries:
Commercial	56	487	104	83	37
Real estate — mortgage	—	25	277	15	—
Consumer	18	7	90	34	41
Other	—	—	4	91	103
Total recoveries	74	519	475	223	181
Net (charge-offs) recoveries	(1,764)	199	(233)	(744)	(745)
Provision for loan losses charged to operations	3,936	766	2,465	3,015	2,760
Balance of allowance for loan losses at end of period	$20,043	$17,871	$16,906	$14,674	$12,403

Balance of allowance for credit losses at beginning of period	$576	$—	$—	$—	$—
Provision for credit losses charged to operations	—	576	—	—	—
Balance of allowance for credit losses at end of period	$576	$576	$—	$—	$—

Total provision for loan and credit losses charged to operations	$3,936	$1,342	$2,465	$3,015	$2,760

Ratio of net charge-offs (recoveries) to average loans	0.11%	(0.01)%	0.02%	0.07%	0.09%

Average loans outstanding during the period	$1,665,379	$1,446,964	$1,209,377	$1,029,538	$855,085

Additions to the allowances for loan and credit losses, which are charged as expenses on our income statement, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from such loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and credit losses will not exceed the allowances for loan and credit losses.

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

•             The impact of rising interest rates on portfolio risk; and

•             The effect of external factors, such as legal and regulatory requirements, on the level of estimated credit losses in the Bank’s current portfolio.

The Company has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system, and provide additional analysis in determining the adequacy of the allowance for loan losses.

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

The table below provides an allocation of the year-end allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2007		2006		2005		2004		2003
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category as a
	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total
(in thousands)	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans
Commercial	$8,015	31.2%	$7,162	31.2%	$8,517	31.6%	$4,725	34.7%	$3,058	32.6%
Real estate — mortgage	5,888	47.3%	4,656	45.3%	4,382	51.2%	3,987	47.3%	3,322	48.2%
Real estate — construction	4,826	16.8%	3,819	19.0%	1,802	11.3%	758	10.9%	1,138	11.6%
Consumer	710	3.9%	652	3.7%	801	5.0%	599	5.9%	381	6.5%
Other		0.8%	35	0.8%	44	0.9%	76	1.2%	234	1.1%
Unallocated	604	—	1,547	—	1,360	—	4,529	—	4,270	—
Off-balance sheet commitments	576	—	576	—	—	—	—	—	—	—
Total	$20,619	100.0%	$18,447	100.0%	$16,906	100.0%	$14,674	100.0%	$12,403	100.0%

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

Overall during 2007, economic conditions shifted and became less favorable affecting the Company’s credit quality measures. The Company recorded a provision for loan losses of $3.9 million in 2007 versus $1.3 million in 2006. The Company had net charge-offs for 2007 of $1.8 million, or 11 basis points of average loans. This translated to an allowance for loan and credit losses equal to 1.12% of total loans at December 31, 2007, down from 1.19% at December 31, 2006.

Investments

Our investment portfolio is comprised primarily of securities rated “AAA” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one-to five-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency-backed securities. Our investment strategies are reviewed in monthly meetings of the Asset-Liability Management Committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

•	Maximize safety and soundness.
•	Provide adequate liquidity.
•	Maximize rate of return within the constraints of applicable liquidity requirements.
•	Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.

	At December 31,
(in thousands)	2007	2006	2005
Mortgage-backed securities	$326,191	$321,415	$381,940
U.S. Government agencies	36,509	74,365	41,206
Trust preferred securities	12,885	22,564	25,782
Obligations of states and political subdivisions	3,450	4,951	5,261
Other investments	16,628	15,599	11,961
Total	$395,663	$438,894	$466,150

The Company identified and subsequently sold approximately $1.1 million and $57.7 million in securities that were not in line with the current asset/liability model during the fiscal years 2007 and 2006, respectively.  The 2006 sale of $57.7 million in securities resulted in a $1.8 million loss on sale.

During 2007, our net unrealized loss on the available-for-sale securities decreased $1.3 million to $1.1 million at December 31, 2007, from $2.4 million at December 31, 2006. Partially contributing to the decrease was $0.5 million related to the realization of losses on securities sold and called during 2007.

During 2006, our net unrealized loss on the available-for-sale securities decreased $4.2 million to $2.4 million at December 31, 2006, from $6.6 million at December 31, 2005. A decrease of $1.8 million was due to the realization of certain losses on securities included in the aforementioned sale. Further decreases were due to a significant acceleration of paydown and amortization of our mortgage-backed securities resulting from lower long-term market rates relative to short-term rates. Securities maturing during the year were replaced with high-yield, short-term agency investments and other mortgage-backed securities

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. These temporary losses in 2007, 2006 and 2005 are primarily due to increases in interest rates related to our mortgage-backed securities portfolio. These securities are all highly rated, investment-grade securities primarily issued by government-sponsored organizations. The Company has not invested in securities collateralized by subprime or Alt-A mortgages. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date. The Company does not believe that any of the unrealized losses are a result of the credit quality of the issuing organizations.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2007.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$302,699	5.49%	$2,734	5.00%	$1,106	4.20%	$19,652	5.48%	$326,191	5.48%
U.S. Government agencies	36,509	5.46%	—	0.00%	—	—	—	—	36,509	5.46%
Trust Preferred securities	348	4.59%	—	0.00%	—	—	12,537	7.49%	12,885	7.41%
Obligations of states and political subdivisions	787	5.45%	1,277	5.65%	816	5.81%	570	8.87%	3,450	6.17%
Other investments	15,067	5.59%	1,561	5.99%	—	—	—	—	16,628	5.63%
Total	$355,410	5.49%	$5,572	5.43%	$1,922	4.88%	$32,759	6.31%	$395,663	5.55%

(1)  Yields have been adjusted to reflect a tax-equivalent basis where applicable.

The investment portfolio at December 31, 2007, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,
(in thousands)	2007	2006	2005
Goodwill	$43,386	$39,557	$38,446
Intangible assets, net	2,112	2,583	3,058
Bank-owned life insurance	29,546	25,581	24,578
Premises and equipment, net	8,811	9,033	9,219
Accrued interest receivable	10,201	9,747	7,261
Deferred income taxes	7,723	7,654	8,391
Other	17,661	13,809	9,490
Total	$119,440	$107,964	$100,443

The increase in goodwill during 2007 of $3.8 million is primarily attributed to the purchase price allocation from the Wagner acquisition, which took place on December 31, 2007. The increase in goodwill during 2006 of $1.1 million was related to additional purchase price consideration on FDL and ACMG under the terms of earn-out agreements.

Bank-Owned Life Insurance (“BOLI”) increased $3.9 million to $29.5 million at December 31, 2007, from $25.6 million at December 31, 2006. BOLI increased $1.0 million to $25.6 million at December 31, 2006, from $24.6 million at December 31, 2005. The 2007 increase was attributed to new BOLI policies of $3.1 million and $0.8 million from the growth in the cash surrender value of the policies. The 2006 increase related wholly to growth in the cash surrender value of the policies.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. During the third quarter of 2007, the Company introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product. Introduction of the Eurodollar sweep attracted $77.4 million of deposits during 2007. At December 31, 2007, $439.1 million or 25% of our deposits were noninterest-bearing deposits. We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. The Company had $162.3 million and $104.4 million in brokered deposits at December 31, 2007 and 2006, respectively. Brokered deposits are considered a wholesale financing source and are used as an alternative to other short-term borrowings. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market deposits	$584,677	3.19%	$512,007	2.71%	$461,544	1.62%
Savings	11,184	1.73%	9,475	1.09%	10,357	0.41%
Eurodollar deposits	26,326	3.74%
Certificates of deposit under $100,000	117,331	4.85%	77,748	4.04%	83,587	2.88%
Certificates of deposit $100,000 and over	385,847	5.01%	354,029	4.48%	289,607	2.96%
Total interest-bearing deposits	1,125,365	3.99%	953,259	3.46%	845,095	2.19%
Noninterest-bearing demand deposits	439,285		430,083	—	405,270	—
Total deposits	$1,564,650	2.87%	$1,383,342	2.38%	$1,250,365	1.48%

Maturities of certificates of deposit of $100,000 and more are as follows:

(in thousands)	At December 31, 2007
Remaining maturity:
Less than three months	$266,624
Three months up to six months	120,091
Six months up to one year	58,332
One year and over	11,707

Total	$456,754

Deposits increased by $266.4 million to $1.7 billion at December 31, 2007 and by $149.4 million to $1.5 billion at December 31, 2006, from $1.3 billion at December 31, 2005. Noninterest-bearing demand deposits comprised 25% and 30% of total deposits at December 31, 2007 and 2006, respectively.  During 2007, the Company saw a migration from lower cost deposits into higher cost categories.  Proceeds from deposit origination were primarily used for loan originations.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option funds offered through the FRB, securities sold under agreements to repurchase which generally mature within 60 days or less, advances from the Federal Home Loan Bank of Topeka (“FHLB”) with original maturities of one year or less and advances under a revolving credit facility. The following table sets forth information relating to our short-term borrowings.

	At or for the year ended December 31,
(in thousands)	2007	2006	2005
Federal funds purchased
Balance at end of period	$150,374	$8,400	$44,000
Average balance outstanding for the period	20,983	14,640	11,122
Maximum amount outstanding at any month end during the period	150,374	50,004	44,000
Weighted average interest rate for the period	5.03%	5.39%	2.81%
Weighted average interest rate at period end	4.23%	5.25%	4.37%
Term investment option funds
Balance at end of period	$—	$10,000	$18,000
Average balance outstanding for the period	5,699	5,762	5,058
Maximum amount outstanding at any month end during the period	10,000	13,000	30,000
Weighted average interest rate for the period	5.11%	5.00%	3.71%
Weighted average interest rate at period end	0.00%	5.18%	4.29%
FHLB overnight advances
Balance at end of period	$30,000	$33,800	$63,000
Average balance outstanding for the period	47,404	64,992	18,123
Maximum amount outstanding at any month end during the period	99,800	102,000	63,000
Weighted average interest rate for the period	5.38%	5.21%	4.38%
Weighted average interest rate at period end	4.67%	5.47%	4.40%
FHLB term advances
Balance at end of period	$—	$100,000	$40,000
Average balance outstanding for the period	68,524	106,992	74,761
Maximum amount outstanding at any month end during the period	110,000	150,000	115,000
Weighted average interest rate for the period	5.26%	5.10%	3.23%
Weighted average interest rate at period end	0.00%	5.31%	4.17%
Securities sold under agreement to repurchase
Balance at end of period	$168,336	$227,617	$216,726
Average balance outstanding for the period	228,342	241,945	239,009
Maximum amount outstanding at any month end during the period	259,421	250,146	302,139
Weighted average interest rate for the period	3.67%	3.58%	2.47%
Weighted average interest rate at period end	3.00%	3.59%	3.06%

Revolving Line of Credit
Balance at end of period	$17,070	$—	$—
Average balance outstanding for the period	3,307	—	—
Maximum amount outstanding at any month end during the period	17,070	—	—
Weighted average interest rate for the period	6.42%	0.00%	0.00%
Weighted average interest rate at period end	5.16%	0.00%	0.00%

Junior Subordinated Debentures

The following table sets forth information relating to our junior subordinated debentures.

	At December 31,
(in thousands)	2007	2006	2005
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	30,928
CoBiz Capital Trust III	20,619	20,619	20,619
	$72,166	$72,166	$72,166

For a discussion of the junior subordinated debentures and for certain financial information for each issuance, see Note 9 to our Consolidated Financial Statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations.

At or for the year ended December 31, (in thousands, except per share data)	2007	2006	2005
Statement of income data:
Interest income	$154,510	$136,444	$103,456
Interest expense	66,611	57,015	32,481
Net interest income before provision for loan losses	87,899	79,429	70,975
Provision for loan losses	3,936	1,342	2,465
Net interest income after provision for loan losses	83,963	78,087	68,510
Noninterest income	28,289	29,965	25,153
Noninterest expense	75,515	71,927	62,480
Income before taxes	36,737	36,125	31,183
Provision for income taxes	13,713	13,299	11,177
Net income	$23,024	$22,826	$20,006

Earnings per share - basic	$0.98	$1.01	$0.90
Earnings per share - diluted	$0.96	$0.98	$0.87
Cash dividends declared per common share	$0.26	$0.22	$0.19

Earnings Performance. Net earnings available to common shareholders were $23.0 million for the year ended December 31, 2007, compared with $22.8 million for 2006, and $20.0 million for 2005. The increase in 2007 over 2006 was primarily due to an increase in net interest income of $5.9 million after provision for loan losses offset by a $1.7 million decrease in noninterest income and an increase in noninterest expense of $3.6 million and an increase in the provision for taxes of $0.4 million.  The increase in 2006 over 2005 was primarily due to an increase in net interest income of $9.6 million after provision for loan losses, a $4.8 million increase in noninterest income, offset by a $9.5 million increase in noninterest expense and a corresponding increase of $2.1 million in the provision for taxes. Reported earnings per share on a fully diluted basis for 2007 were $0.96, a decrease from $0.98 in 2006.  The decrease primarily related to 726,000 of additional weighted average shares outstanding during 2007 versus 2006 (See Note 13 to our Consolidated Financial Statements). The increase in weighted average shares outstanding was directly affected by the secondary offering of 975,000 in early 2007, offset by approximately 1,200,000 shares purchased under a repurchase program in effect during the latter half of 2007 ( See Note 12 to our Consolidated Financial Statements).

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

The FOMC uses the target federal funds rate, which is the interest rate used by banks lending to each other, to influence interest rates and the economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company. The prime rate was 5.25% at the beginning of 2005, but with the economy expanding, the FOMC raised the fed funds rate eight times during the year resulting in a corresponding increase in prime to 7.25% at the end of 2005. The FOMC continued its rate increases for the first half of 2006 resulting in four additional 25-basis-point increases in the prime rate bringing the rate to 8.25% for the remainder of 2006 and into the third quarter of 2007. Concern in the credit markets over escalating loss provisions, subprime mortgage defaults and structured investment write-downs prompted the FOMC to decrease rates by 100 basis points during the latter part of 2007, ending the year with the prime rate at 7.25%.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost (3)	Balance	or paid	or cost (3)	Balance	or paid	or cost (3)

Assets
Federal funds sold and other	$8,557	$456	5.33%	$6,677	$423	6.34%	$3,706	$223	6.02%
Investment securities (1)	410,361	21,207	5.17%	468,343	21,590	4.61%	476,542	18,139	3.81%
Loans (1)(2)	1,665,379	133,446	8.01%	1,446,964	114,942	7.94%	1,209,377	85,531	7.07%
Allowance for loan losses	(18,559)			(17,356)	—		(15,695)	—
Total interest earning assets	$2,065,738	$155,109	7.51%	$1,904,628	$136,955	7.19%	$1,673,930	$103,893	6.21%
Noninterest-earning assets
Cash and due from banks	45,097			46,187			42,370
Other	107,790			103,622			94,671
Total assets	$2,218,625			$2,054,437			$1,810,971

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$584,677	$18,673	3.19%	$512,007	$13,857	2.71%	$461,544	$7,469	1.62%
Savings deposits	11,184	194	1.73%	9,475	103	1.09%	10,357	42	0.41%
Eurodollar deposits	26,326	985	3.74%	—	—	0.00%	—	—	0.00%
Certificates of deposits
Under $100,000	117,331	5,693	4.85%	78,432	3,177	4.05%	83,587	2,404	2.88%
$100,000 and over	385,847	19,319	5.01%	353,345	15,839	4.48%	289,607	8,561	2.96%
Total Interest-bearing deposits	$1,125,365	$44,864	3.99%	$953,259	$32,976	3.46%	$845,095	$18,476	2.19%

Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	374,258	16,096	4.30%	434,331	18,585	4.28%	348,073	9,607	2.76%
Junior subordinated debentures	72,166	5,651	7.83%	72,166	5,454	7.56%	70,057	4,398	6.28%
Total interest-bearing liabilities	$1,571,789	$66,611	4.24%	$1,459,756	$57,015	3.91%	$1,263,225	$32,481	2.57%
Noninterest-bearing demand accounts	439,285			430,083			405,270
Total deposits and interest-bearing liabilities	2,011,074			1,889,839			1,668,495
Other noninterest-bearing liabilities	18,049			16,848			12,763
Total liabilities and preferred securities	2,029,123			1,906,687			1,681,258
Shareholders’ equity	189,502			147,750			129,713
Total liabilities and shareholders’ equity	$2,218,625			$2,054,437			$1,810,971
Net interest income (taxable equivalent)		$88,498			$79,940			$71,412

Net interest spread			3.27%			3.28%			3.64%

Net interest margin			4.28%			4.20%			4.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	131.43%			130.48%			132.51%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	Year ended December 31, 2007			Year ended December 31,
	compared with			2006 compared with year
	year ended December 31, 2006			ended December 31, 2005
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in			due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$100	$(67)	$33	$179	$21	$200
Investment securities (1)	(2,996)	2,613	(383)	(312)	3,763	3,451
Loans (1)(2)	17,501	1,003	18,504	16,803	12,608	29,411
Total interest earning assets	14,605	3,549	18,154	16,670	16,392	33,062
Interest-bearing liabilities
NOW and money market deposits	2,321	2,495	4,816	817	5,571	6,388
Savings deposits	30	61	91	(4)	65	61
Eurodollar deposits	985	—	985	—	—	—
Certificates of deposits
Under $100,000	1,888	628	2,516	(148)	921	773
$100,000 and over	1,627	1,853	3,480	1,884	5,394	7,278
Short-term borrowings
Securities sold under agreements to repurchase and federal funds purchased	(2,584)	95	(2,489)	2,381	6,597	8,978
Junior subordinated debentures	—	197	197	132	924	1,056
Total interest-bearing liabilities	4,267	5,329	9,596	5,062	19,472	24,534
Net increase (decrease) in net interest income	$10,339	$(1,781)	$8,558	$11,608	$(3,080)	$8,528

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax equivalent basis was $88.5 million for the year ended December 31, 2007, an increase of $8.6 million or 11% over the prior year. The net interest margin increased by 8 basis points (0.08%) from the prior year to 4.28%. Average interest-earning assets increased by $161.1 million or 8% from the prior year. The increase was largely related to average loan growth of $218.4 million, offset by a decrease in the average investment portfolio of $58.0 million. The yield on interest-earning assets increased by 32 basis points, primarily contributed by loan volume growth of 43 basis points, offset by a decrease of 11 basis points in the investments portfolio. Introduction of the Eurodollar deposit product in 2007 allowed the Company to reduce its investment portfolio as securities matured or were called. Contributions to net interest margin relating to rate changes in the investment portfolio nearly offset the effects of the reduced volume. Average interest-earning liabilities also increased during 2007 by $112.0 million or 8% from the prior year. The increase was largely related to deposit growth of $172.1 million, offset by a decrease in short-term borrowing and securities sold under agreement to repurchase of $60.1 million. The impact of these changes in interest-earning liabilities on net interest margin was a decrease of 23 basis points, a change primarily relating to a 44-basis-point increase in the cost of deposits offset by a decrease of 21 basis points relating to other borrowings and securities sold under agreement to repurchase.

Net interest income on a tax equivalent basis was $80.0 million for the year ended December 31, 2006, an increase of $8.6 million, or 12%, from $71.4 million at December 31, 2005. The increase was primarily due to an increase of $237.6 million in loans and a 98-basis-point increase in the average yield on interest-earning assets, partially offset by a 133-basis-point increase in the average yield on interest-bearing liabilities. Growth in the loan portfolio exceeded core deposit growth in 2006 resulting in increased usage of wholesale funds, primarily brokered CDs, at a higher cost of funds. The increase in the yield on interest-bearing liabilities exceeded the increase on the yield of interest-earning assets, resulting in a net decrease to net interest income due to interest rates. Customer sensitivity to deposit pricing and a competitive market for commercial lending combined to constrain growth in net interest income to the lowest level, in terms of percentage growth, in the past five years.

In order to reduce our asset sensitivity, the Company executes an asset-liability strategy using interest rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime. During 2007, the Company entered into five interest rate swaps with a total notional value of $75.0 million, amortizing over three years. No new swaps were created in 2006 and 11 swaps were entered into prior to 2006 with a total notional value of $165.0 million, typically amortizing over a four-year period. The Company receives a fixed rate and pays a variable rate based on the notional amounts. The Company had $135.0 million and $115.0 million in notional values outstanding at December 31, 2007 and 2006, respectively. The weighted-average interest rate paid was 7.3% versus a weighted-average rate received of 7.2% at December, 31, 2007. The rates paid and received at December 31, 2006, were 8.3% and 6.5%, respectively. During 2007 and 2006, the Company recognized a 7-basis-point decrease and a 11-basis-point decrease in its net interest margin, respectively, due to the interest rate swaps.

Provision and Allowance for Loan Losses. The provision for loan losses increased by $2.6 million to $3.9 million for the year ended December 31, 2007. During 2006, the provision for loan losses decreased to $1.3 million, down from $2.5 million in 2005. The increase in 2007 was made in recognition of the recent migration of loans into higher risk classifications, particularly credits in the Arizona real estate portfolio. Overall credit quality associated with our loan portfolio remains very favorable with just $3.5 million in nonperforming assets or 0.15% of total assets at December 31, 2007, up from an exceptionally low 0.06% reported for 2006. Net charge-offs increased during 2007 to $1.8 million, relating to two commercial credits in the Arizona market. The 2007 increase reverses a five-year trend of decreasing net charge-offs through 2006. Nonperforming assets have consistently been below industry and peer averages, and management believes the allowance, currently exceeding 600% of nonperforming loans,  is at a sufficient level to absorb potential losses in the portfolio. At December 31, 2007, the allowance for loan and credit losses amounted to $20.6 million, or 1.12% of total loans compared to 1.19% of total loans in 2006, and 1.27% in 2005.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
(in thousands)	2007	2006	2005
NONINTEREST INCOME
Service charges	$3,154	$2,778	$2,812
Other loan fees	1,023	758	772
Investment advisory and trust income	4,763	4,141	3,903
Insurance income	9,397	13,094	10,655
Investment banking income	6,681	6,214	5,158
Other income	3,271	2,980	1,853
Total noninterest income	$28,289	$29,965	$25,153

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period. The increase in 2007 over 2006 was due to higher customer utilization of our treasury management services.  Service charges in 2006 were relatively stable with 2005.

Investment Advisory and Trust Income.  Investment advisory and trust income for 2007 increased $0.6 million, or 15%, to $4.8 million. Trust and advisory income for 2006 increased $0.2 million, or 6%, to $4.1 million, compared to 2005. The results are from the ACMG and CoBiz Trust units and do not include any income related to Wagner which was acquired on December 31, 2007. ACMG’s revenues, which account for approximately 73% of the segment revenues, are dependent upon the market value of their assets under management. ACMG’s income has increased each year since we acquired them in 2003 as a result of generally increasing market values over that term as well as new account growth.

An increase in the market value of assets under management, due to both market increases and the number of clients represented by our investment management group, has contributed to the increase in trust and advisory income each year. Market changes could have a negative impact on revenues if values trend significantly down. Discretionary assets under management, excluding Wagner, increased to $687.5 million at the end of 2007, an increase of $48.3 million since 2006 and an increase of $149.7 million since 2005.  Discretionary assets under the management of Wagner at December 31, 2007, were $275.8 million which will begin producing revenues for the segment in 2008.

Insurance Income.  Insurance income for 2007 decreased by $3.7 million, or 28%, from $13.1 million in 2006.  The decrease in the period is largely attributable to a decline in revenues from the Wealth Management unit which saw a number of large cases fail to close during the year due to medical underwriting issues. Income from the segment was also negatively impacted by continued softening of P&C premiums directly affecting commissions earned by CoBiz Insurance. The decreases contrast with income growth reported for 2006, increasing $2.4 million, or 23%, to $13.1 million, compared to 2005. Insurance income is derived from three main areas, wealth transfer, benefits consulting and P&C.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period to period based on the number of transactions that have been closed.  Revenue from benefits consulting and P&C are more recurring revenue sources.

Investment Banking Income.  Investment banking income for 2007 grew slightly from 2006, up $0.5 million or 8%. Income for 2006 increased $1.1 million, or 20%, to $6.2 million, over 2005. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.

Revenues from the unit have been reasonably stable since 2005 and the Company believes it has a healthy pipeline of transactions to continue performing in 2008.

Other Income.  Other income for 2007 showed modest growth of $0.3 million, or 10%, from 2006.  This compares to an increase of $1.1 million, or 20%, in 2006 over 2005 other income. Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

The increase in other income for 2007 was largely due to earnings on equity method investments. Equity method investments are comprised of interests in mezzanine partnerships which contributed approximately $1.0 million to income, an increase of $0.2 million compared to 2006. The $1.1 million increase in 2006 versus 2005 was primarily due to a $0.7 million increase in earnings on the equity method investments and $0.3 million in fees collected in conjunction with our customer hedge program. Earnings on our equity method investments are primarily impacted by the mezzanine funds’ sale of portfolio companies they own an interest in, which are not regular, recurring events.  Fees collected on our customer hedge program are transactional, and 2006 produced exceptional results on the sale of interest-rate swaps to our customers which was driven partly by the flat/inverted yield curve making the product more attractive in that year than in 2007 when sales of the product dropped by approximately 55%.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
(in thousands)	2007	2006	2005
NONINTEREST EXPENSE
Salaries and employee benefits (excluding stock-based compensation)	$48,648	$46,487	$40,422
Stock-based compensation	1,524	1,140	—
Occupancy expenses, premises and equipment	11,541	11,360	10,975
Amortization of intangibles	471	475	540
Other operating expense	12,292	10,683	10,380
Loss on sale of other assets and securities	1,039	1,782	163
Total noninterest expense	$75,515	$71,927	$62,480

Our efficiency ratio was 64.1% for both 2007 and 2006, a slight improvement from 64.8% in 2005. The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses. Our efficiency ratio has declined as we have begun to recognize the benefit of fixed-cost projects put in place to facilitate the Company’s growth. The Company has identified a number of cost initiatives to be implemented, with the goal of reducing the efficiency ratio to approximately 60% over the next few years.

Salaries and Employee Benefits. Salaries and employee benefits for 2007 increased $2.2 million, or 5%, to $48.6 million compared to 2006. Salaries and employee benefits for 2006 increased $6.1 million, or 15%, to $46.5 million compared to 2005.

The increase in 2007 was primarily due to the addition of new bankers and annual merit increases. During 2007 and the latter part of 2006, the Bank added a total of 34 additional bankers in Colorado and Arizona at an incremental cost of $2.4 million. Annual merit increases were effective on January 1, 2007 and averaged 4.37% or $1.3 million. The Company also had a $0.8 million increase in incentive compensation during 2007. These increases were offset by a $1.7 million decrease in compensation paid to commissionable employees, a $0.5 million decrease in health/medical costs and a net decrease of $0.1 million in other salary and benefit expenses. The decrease in compensation paid to commissionable employees is consistent with the decrease in revenue in our insurance segment. The decrease in health/medical costs during 2007 was due to a low level of claims experience that passes through to the Company since we are partially self-insured.

The increase in 2006 was due to higher staffing levels to accommodate the growth of the Company and annual merit increases totaling $2.8 million, a $2.1 million increase in the variable compensation on our insurance and investment banking services segments to match the increase in their operating results and a $0.5 million increase in medical insurance costs.  At December 31, 2006, the Company employed 469 full-time-equivalent employees, compared to 444 in 2005.  The Company also saw an increase in medical costs when it began self-insuring a portion of its medical insurance claims in mid-2006.  Although costs continue to increase, self-insuring a portion of the medical insurance claims is a way to control the rising cost of insurance.

Stock-Based Compensation. The Company adopted SFAS 123(R) on January 1, 2006, which requires us to recognize compensation costs for the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered. The increase in expense in 2007 over 2006 is due to additional stock option grants awarded during the year.  Prior to 2006, the Company applied the intrinsic value method of measuring compensation costs which did not trigger expense recognition in prior periods. The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation. The Company expects to continue using stock-based compensation in the future.

Occupancy Costs. Occupancy costs for 2007 increased $0.2 million, or 2%, to $11.5 million. Occupancy costs for 2006 increased $0.4 million, or 4%, to $11.4 million compared to 2005.

The increase in 2007 related to an increase in rent expense on newly leased facilities and leases that adjust annually and maintenance contracts, offset by decreases in depreciation on software and hardware that had reached the end of their depreciable lives. The Company expects depreciation expense to increase again in subsequent years as new information technology projects are deployed. The increase in 2006 was primarily due to depreciation of leasehold improvements of $0.2 million and an increase in common area maintenance of $0.1 million.

Other Operating Expenses. Other operating expenses for 2007 increased $1.6 million, or 15%, to $12.3 million compared to 2006. In 2006, other operating expenses increased $0.3 million, or 3%, to $10.7 million compared to 2005. Other operating expense is comprised of marketing, office supplies, professional services, correspondent banking charges, regulatory assessments and operational losses.

The increase in 2007 was primarily due to professional services ($0.4 million), marketing ($0.3 million), branding initiatives ($0.3 million) and regulatory assessments ($0.4 million). Professional services increased primarily due to third-party referral fees paid on investment banking transactions, expenses for investment advisory back-office support, and accounting and legal costs. Marketing increased as a result of initiatives to increase our loan and deposit bases and grow our fee-based business lines. Costs for the branding initiative related to the unification of the CoBiz name across all of the Company’s subsidiaries. The increase in regulatory assessments was primarily caused by the FDIC’s increase in assessment rates.

The increase in 2006 was primarily due to marketing costs needed to support our business development efforts.

Loss on Sale of Other Assets and Securities. The $1.0 million loss in 2007 was due to a $0.5 million loss on the sale of repossessed assets and $0.5 million related to the loss on sale and call of investment securities. The $1.8 million loss in 2006 was related to a rebalancing of our investment portfolio where we sold certain securities and purchased other shorter-term securities and reduced our wholesale funding.

Federal Income Taxes. The provision for income taxes totaled $13.7 million during 2007, compared to $13.3 million in 2006 and $11.2 million in 2005. The effective tax rates for 2007, 2006 and 2005 were 37.33%, 36.8% and 35.8%, respectively.

Liquidity and Capital Resources

Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers, and to allow us to sustain our operations. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments – which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors – are less predictable. In addition, the Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships. See Note 15 to our Consolidated Financial Statements for additional discussion on these commitments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets. The Company is required under federal banking regulations to maintain sufficient reserves to fund deposit withdrawals, loan commitments and expenses. We monitor our cash position on a daily basis in order to meet these requirements.

We use various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program and borrowings from the FHLB. The

Bank has approved federal funds purchase lines with 10 other banks with an aggregate credit line of $265.0 million. The Bank also has a line of credit from the FHLB, lines of credit with three firms to transact repurchase agreements and the Bank may apply for State of Colorado time deposits, all of which are limited by the amount of eligible collateral available to secure the borrowings. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At December 31, 2007, we had $284.7 million in unpledged securities and qualifying loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. During 2005, the Bank began participating in the U.S. Treasury’s Term Investment Option (“TIO”) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.

At the holding company level, our primary source of funds are dividends paid from the Bank and our fee-based business lines, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, lines of credit and other capital markets activity. Additionally, in August 2007, the Company entered into a $30.0 million revolving line of credit agreement to be used for general corporate purposes. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for merger and acquisition activity (including potential earn-out payments), and payments for the salaries and employee benefits for the employees of the holding company.

The approval of the Colorado Division of Banking is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, as well as the Company’s compliance with the capital adequacy guidelines of the FRB. See Item 1 “Business – Supervision and Regulation” and Note 16 to our Consolidated Financial Statements for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives and returns to the shareholders in the form of dividends. In addition, as described above in “Business – Supervision and Regulation,” federal regulations establish minimum requirements for the capital adequacy of the Company and the Bank. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources. Based on our current financial condition and our results of operations, we believe that the Company will be able to raise adequate capital through one of these financing sources, as needed.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements. Although the accounts of the trusts are not included in the Company’s consolidated financial statements, $63.1 million of the $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board. On February 28, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $48.8 million if it had been in effect at December 31, 2007. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be adequately capitalized.

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

On July 19, 2007, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 5% of its outstanding stock. Share repurchases under this program were to made through open market purchases, block trades or in privately negotiated transactions from time to time and in compliance with Rule 10b-18 under the Exchange Act. The program concluded on November 19, 2007, when all authorized shares had been repurchased. The shares were repurchased at a weighted average price of $16.72 and a total cost of $20.1 million.

Net cash provided by operating activities totaled $28.3 million, $26.5 million and $24.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is comprised of the Company’s net income, adjusted for non-cash charges and changes in operating assets and liabilities. Our cash uses for operations are expected to continue to grow through the deployment of our de novo strategy and development of our existing branches and fee-based business lines in their respective markets.

Net cash used in investing activities totaled $267.5 million, $184.3 million and $219.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase of $83.2 million in cash used was primarily caused by a $92.5 million increase in loan originations in 2007 over 2006. Also contributing to the increase was a $3.1 million purchase of BOLI and $1.8 million used in the acquisition of Wagner. These increases (cash outflows) to cash used in investing activities were offset by a $14.7 million increase in cash inflows from investment activities. The reduction in our customer securities sold under agreement to repurchase contracts allowed for the reduction in our securities portfolio. The 2006 decrease of $35.5 million in cash used was impacted by transactions in our investment portfolio; proceeds from the sale and maturity of investments increased $36.8 million (inflow), offset by an $18.5 million increase in investment purchases. In addition, net loan originations decreased $7.4 million, purchases of BOLI policies decreased $8.0 million and earn-out payments for acquired subsidiaries decreased $1.8 million.

Net cash provided by financing activities totaled $249.9 million, $146.1 million and $214.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $103.8 million increase in 2007 compared to 2006 is related to an increase of $179.9 million in deposit balances. This increase was offset by a net cash outflow of $70.2 million in securities sold under agreement to repurchase. The $68.0 million decrease in net cash provided by these activities in 2006 compared to 2005 was the result of a $30.5 million decrease in net deposit inflows and a $38.3 million decrease in short-term borrowings (including customer repurchases). The Company reduced the level of investment securities during 2007 and 2006, allowing us to reduce the level of wholesale borrowing (fed funds purchased, FHLB advances and street repurchase agreements) during those years.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with our available lines of credit will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2007:

(in thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Federal funds purchased	$150,374	$—	$—	$—	$150,374
FHLB overnight funds purchased	30,000	—	—	—	30,000
Repurchase agreements	168,336	—	—	—	168,336
Junior subordinated debentures (1)	4,476	3,407	—	72,166	80,049
Operating lease obligations	5,115	8,654	4,561	3,200	21,530
Revolving line of credit (2)	17,591	—	—	—	17,591
Supplemental executive retirement plan	—	—	—	2,118	2,118
Total contractual obligations	$375,892	$12,061	$4,561	$77,484	$469,998

(1)        Includes interest payments of $4.5 million due “Within one year” and $3.4 million due “After one but within three years.”  Interest reported above was calculated at the actual borrowing rate at December 31, 2007.  Assumes each junior subordinated debenture remains outstanding until corresponding earliest call date.  Because interest rates paid on junior subordinated debentures are variable rates, actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for the applicable periods. See Note 9 to our Consolidated Financial Statements for additional information on junior subordinated debentures.

(2)        Includes interest payments of $0.5 million due “Within one year.”  For amounts outstanding under our revolving line of credit facility, interest reported above was calculated using the actual borrowing rate and amount outstanding at December 31, 2007.  Because the interest rate paid under the revolving credit facility is a variable rate, actual interest payments will differ based on the benchmark rate and actual amounts outstanding for the applicable periods. See Note 8 to our Consolidated Financial Statements for additional information on our revolving line of credit facility.

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model. We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur. Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition. The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance. At December 31, 2007, the Company did not accrue for any earn-out payments for the fiscal year 2007.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2007, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$520,476	$225,075	$26,816	$1,759	$774,126
Standby letters of credit	52,210	1,555	1,162	—	54,927
Commercial letters of credit	1,342	3,242	—	—	4,584
Unfunded commitments for unconsolidated investments	2,070	—	—	—	2,070
Company guarantees	1,979	—	—	—	1,979
Total commitments	$578,077	$229,872	$27,978	$1,759	$837,686

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement and financing needs of its customers. These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. Credit risk is the principal risk associated with these instruments. The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

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

Approximately $55.1 million of total commitments at December 31, 2007, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2007, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by the Asset-Liability Management Committee, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The asset/liability committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2007, as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2007, will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	(4.8)%	(2.1)%	—	1.7%	3.2%
Market value of equity	(11.7)%	(5.0)%	—	6.3%	11.5%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2007, our cumulative interest rate gap was a positive 21.08%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2007. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to our Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2007
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Cash and equivalents	$3,675	$—	$—	$—	$3,675
Fixed rate loans	34,916	59,236	280,243	52,691	427,086
Floating rate loans	923,880	43,735	434,331	17,294	1,419,240
Investment securities held to maturity and available for sale	304,213	51,197	5,572	34,681	395,663
Total interest-earning assets	$1,266,684	$154,168	$720,146	$104,666	$2,245,664

Interest-bearing liabilities:
NOW and money market deposits	$361,182	$38,514	$75,105	$156,590	$631,391
Savings deposits	4,734	346	1,155	5,311	11,546
Eurodollar deposits	77,444	—	—	—	77,444
Certificates of deposits under $100,000	64,693	49,129	12,656	—	126,478
Certificates of deposits $100,000 and over	266,624	120,090	70,040	—	456,754
Securities sold under agreements to repurchase	168,236	100	—	—	168,336
Other short-term borrowings	197,444	—	—	—	197,444
Junior subordinated debentures	72,166	—	—	—	72,166
Total interest-bearing liabilities	$1,212,523	$208,179	$158,956	$161,901	$1,741,559

Interest rate gap	$54,161	$(54,011)	$561,190	$(57,235)	$504,105

Cumulative interest rate gap	$54,161	$150	$561,340	$504,105

Cumulative interest rate gap to total assets	2.27%	0.01%	23.48%	21.08%

To manage the relationship of our interest-earning assets and liabilities, we evaluate the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. Our Asset-Liability Management Committee is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies.

We have focused on maintaining balance between interest-rate-sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.

The following table presents, at December 31, 2007, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2007
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$360,094	$196,710	$20,155	$576,959
Real estate – mortgage	350,891	474,597	48,738	874,226
Real estate – construction	282,380	27,188	—	309,568
Consumer	67,537	3,627	258	71,422
Other	875	12,452	824	14,151

Total loans and leases	$1,061,777	$714,574	$69,975	$1,846,326

Of the $784.5 million of loans with maturities of one year or more, approximately $332.9 million were fixed-rate loans and $451.6 million were variable-rate loans at December 31, 2007.

To augment our asset and liability management strategy, we also began using interest rate swaps in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 16 different interest rate swap agreements as summarized in the table below.

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on the prime rate. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with SFAS 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income and comprehensive income as a part of noninterest income.

Interest rate swap information at December 31, 2007 is summarized as follows (in thousands):

			Fixed		Fair Market	Amortization of Notional
Swap		Maturity Date	Rate	Notional	Value	2008	2009	2010
1	Swap - May 25, 2004	June 1, 2008	6.373%	$5,000	$(17)	$5,000	$—	$—
2	Swap - July 1, 2004	July 1, 2008	6.390%	5,000	(17)	5,000	—	—
3	Swap - July 29, 2004	August 1, 2008	6.478%	5,000	(15)	5,000	—	—
4	Swap - August 30, 2004	September 1, 2008	6.061%	5,000	(28)	5,000	—	—
5	Swap - October 1, 2004	October 1, 2008	6.143%	5,000	(26)	5,000	—	—
6	Swap - October 28, 2004	November 1, 2008	6.125%	5,000	(26)	5,000	—	—
7	Swap - November 29, 2004	December 1, 2008	6.500%	5,000	(9)	5,000	—	—
8	Swap - January 3, 2005	December 1, 2008	6.497%	10,000	(9)	5,000	5,000	—
9	Swap - April 15, 2005	January 1, 2008	6.787%	5,000	—	5,000	—	—
10	Swap - May 27, 2005	February 1, 2008	6.753%	5,000	(3)	5,000	—	—
11	Swap - July 28, 2005	March 1, 2008	7.135%	5,000	(2)	5,000	—	—
12	Swap - January 26, 2007	April 1, 2010	8.080%	15,000	275	5,000	5,000	5,000
13	Swap - April 2, 2007	May 1, 2010	7.776%	15,000	233	5,000	5,000	5,000
14	Swap - May 29, 2007	June 1, 2010	8.053%	15,000	305	5,000	5,000	5,000
15	Swap - August 16, 2007	August 1, 2010	7.630%	15,000	243	5,000	5,000	5,000
16	Swap - October 5, 2007	October 1, 2010	7.426%	15,000	219	5,000	5,000	5,000

	Total			$135,000	$1,123	$80,000	$30,000	$25,000

During 2007, 2006 and 2005, net interest income was (decreased)/increased by ($1.4) million, ($2.1) million and $0.2 million, respectively, from the settlement of the interest rate swaps.

Item 8. Financial Statements and Supplementary Data

Reference is made to our Consolidated Financial Statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

The following selected quarterly financial data of the Company for each of the quarters in the two years ended December 31, 2007, are unaudited and, in the opinion of management, reflect all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of such data.

	For the quarter ended
(In thousands,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
except per share amounts)	2007	2007	2007	2007	2006	2006	2006	2006
Interest income	$40,164	$39,703	$38,286	$36,357	$36,745	$35,759	$33,218	$30,722
Interest expense	17,275	17,413	16,581	15,342	15,901	15,595	13,656	11,863
Net interest income	22,889	22,290	21,705	21,015	20,844	20,164	19,562	18,859
Net income	5,474	6,007	5,660	5,883	5,485	6,256	5,806	5,279

Earnings per share - basic	$0.24	$0.25	$0.24	$0.25	$0.24	$0.28	$0.26	$0.23
Earnings per share - diluted	$0.23	$0.25	$0.24	$0.24	$0.23	$0.27	$0.25	$0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management including the Company’s CEO and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s CEO and CFO concluded the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2007 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our Consolidated Financial Statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included under the captions “Election of Directors” and “Management” in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee appearing under the caption “Meetings of the Board and Committees – Audit Committee” will be included in our 2008 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in our 2008 Proxy Statement and is hereby incorporated by reference.

The Company has adopted a Code of Conduct and Ethics (“Code of Conduct”) that applies to the Company’s officers, directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (collectively “Company Associates”), or persons performing similar functions. The Company has posted the Code of Conduct and will post any changes in or waivers of the Code of Conduct applicable to any Company Associate on its website at www.cobizfinancial.com.

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2008 Proxy Statement under the captions “Meetings of the Board and Committees – Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2008 Proxy Statement under the caption “Principal Shareholders” and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing under the caption “Executive Compensation – Stock Option Plans” will be included in our 2008 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2008 Proxy Statement under the captions “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Registered Public Accounting Firm” and “Audit Committee Report” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2007 and 2006;

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005;

Notes to Consolidated Financial Statements.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation

(8)	3.3	Amendment to Articles of Incorporation.

(4)	3.4	Amendment to Articles of Incorporation.

(14)	3.5	Amended and Restated Bylaws of the Registrant.

(18)	3.6	Amendment to Articles of Incorporation.

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

(2)	10.4	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.5	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)	10.6	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)	10.7	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.8	2000 Employee Stock Purchase Plan.

(8)	10.9	2002 Equity Incentive Plan.

(9)	10.10	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)	10.11	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.12	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.13	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.14	Supplemental Executive Retirement Plan.

(4)	10.15	2005 Equity Incentive Plan.

(15)	10.16

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

(13)	10.17	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)	10.18	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)	10.19	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

	10.20	Revolving Credit Agreement, dated August 13, 2007, by and between CoBiz Financial Inc. and US Bank, NA.

	10.21

Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between Cobiz Financial Inc and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(10)	14	Code of Conduct and Ethics.

	21	List of subsidiaries.

	23	Consent of Independent Registered Public Accounting firm.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Section 1350 Certification of the Chief Executive Officer.

	32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on

Schedule 14A as filed on April 14, 2005.

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(7)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2000 annual meeting of shareholders, as filed on April 19, 2000.

(8)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(9)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(10)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(11)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on November 24, 2004.

(12)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.

(13)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(14)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 18, 2006.

(15)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 20, 2006.

(16)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 20, 2006.

(17)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2007.

(18)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007.

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

Dated: March 17, 2008	CoBiz Financial Inc.
	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 17, 2008

/s/ Jonathan C. Lorenz	Vice Chairman of the Board
Jonathan C. Lorenz		March 17, 2008

/s/ Richard J. Dalton	President
Richard J. Dalton		March 17, 2008

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 17, 2008

/s/ Troy R. Dumlao	Chief Accounting Officer
Troy R. Dumlao		March 17, 2008

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 17, 2008

/s/ Jerry W. Chapman	Director
Jerry W. Chapman		March 17, 2008

/s/ Morgan Gust	Director
Morgan Gust		March 17, 2008

/s/ Harold F. Mosanko	Director
Harold F. Mosanko		March 17, 2008

/s/ Thomas M. Longust	Director
Thomas M. Longust		March 17, 2008

/s/ Evan Makovsky	Director
Evan Makovsky		March 17, 2008

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 17, 2008

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 17, 2008

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		March 17, 2008

/s/ Mary M. White	Director
Mary M. White		March 17, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management’s Report on Internal Control over Financial Reporting

Management of CoBiz Financial Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007, is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included under the heading “Report of Independent Registered Public Accounting Firm”.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2007.

March 14, 2008

By: /s/ Steven Bangert	By: /s/ Lyne B. Andrich
Steven Bangert	Lyne B. Andrich
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CoBiz Financial Inc.
Denver, Colorado

We have audited the internal control over financial reporting of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) or relevant report.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123 (R), Share-Based Payments effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CoBiz Financial Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for share-based payments on January 1, 2006 in accordance with Statement of Financial Accounting Standard No. 123 (R), Share-Based Payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 14, 2008

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2007 AND 2006

(In thousands, except share amounts)

	2007	2006
ASSETS

Cash and due from banks	$45,951	$30,352
Interest bearing deposits and federal funds sold	3,675	8,624

Total cash and cash equivalents	49,626	38,976

Investment securities available for sale (cost of $379,677 and $425,006, respectively)	378,565	422,573

Investment securities held to maturity (fair value of $473 and $725, respectively)	470	722

Other investments — at cost	16,628	15,599

Total investments	395,663	438,894

Loans, net of allowance for loan losses of $20,043 and $17,871, respectively	1,826,283	1,526,589

Goodwill	43,386	39,557

Intangible assets, net of amortization of $2,511 and $2,040, respectively	2,112	2,583

Bank-owned life insurance	29,546	25,581

Premises and equipment, net of depreciation of $21,854 and $18,997, respectively	8,811	9,033

Accrued interest receivable	10,201	9,747

Deferred income taxes	7,723	7,654

Other	17,661	13,809

TOTAL	$2,391,012	$2,112,423

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$439,076	$450,244
NOW and money market	631,391	566,849
Savings	11,546	10,740
Eurodollar	77,444	—
Certificates of deposit	583,232	448,504

Total deposits	1,742,689	1,476,337

Securities sold under agreements to repurchase	168,336	227,617
Other short-term borrowings	197,444	152,200
Accrued interest and other liabilities	21,107	21,428
Junior subordinated debentures	72,166	72,166

Total liabilities	2,201,742	1,949,748

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $0.01 par value — authorized, 2,000,000 shares; none outstanding	—	—
Common, $0.01 par value — authorized, 50,000,000 shares; issued and outstanding, 22,992,756 and 22,700,890 shares, respectively	230	227
Additional paid-in capital	96,906	74,560
Retained earnings	92,128	90,502
Accumulated other comprehensive income (loss), net of income tax of $4 and $(1,601), respectively	6	(2,614)

Total shareholders’ equity	189,270	162,675

TOTAL	$2,391,012	$2,112,423

See notes to consolidated financial statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except per share amounts)

	2007	2006	2005

INTEREST INCOME:
Interest and fees on loans	$132,965	$114,567	$85,235
Interest on investments:
Taxable securities	20,150	20,475	17,295
Nontaxable securities	149	224	231
Dividends on securities	790	755	472
Federal funds sold and other	456	423	223

Total interest income	154,510	136,444	103,456

INTEREST EXPENSE:
Interest on deposits	44,864	32,976	18,476
Interest on short-term borrowings	16,096	18,585	9,607
Interest on junior subordinated debentures	5,651	5,454	4,398

Total interest expense	66,611	57,015	32,481

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	87,899	79,429	70,975

PROVISION FOR LOAN LOSSES	3,936	1,342	2,465

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	83,963	78,087	68,510

NONINTEREST INCOME:
Service charges	3,154	2,778	2,812
Investment advisory and trust income	4,763	4,141	3,903
Insurance income	9,397	13,094	10,655
Investment banking income	6,681	6,214	5,158
Other income	4,294	3,738	2,625

Total noninterest income	28,289	29,965	25,153

NONINTEREST EXPENSE:
Salaries and employee benefits	50,172	47,627	40,422
Occupancy expenses, premises and equipment	11,541	11,360	10,975
Amortization of intangibles	471	475	540
Other	13,331	12,465	10,543

Total noninterest expense	75,515	71,927	62,480

	2007	2006	2005

INCOME BEFORE INCOME TAXES	$36,737	$36,125	$31,183

PROVISION FOR INCOME TAXES	13,713	13,299	11,177

NET INCOME	23,024	22,826	20,006

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVES — Net of income taxes	2,620	3,261	(5,010)

COMPREHENSIVE INCOME	$25,644	$26,087	$14,996

EARNINGS PER SHARE:
Basic	$0.98	$1.01	$0.90

Diluted	$0.96	$0.98	$0.87

DIVIDENDS PER SHARE	$0.26	$0.22	$0.19

See notes to consolidated financial statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except per share amounts)

	Common Stock		Additional		Comprehensive
	Shares		Paid-In	Retained	Income
	Issued	Amount	Capital	Earnings	(Loss)	Total

BALANCE — January 1, 2005	21,950,759	$220	$65,890	$56,840	$(865)	$122,085

Options exercised	232,698	2	1,176	—	—	1,178
Employee stock purchase plan	57,464	—	895	—	—	895
Dividends paid-common ($0.19 per share)	—	—	—	(4,210)	—	(4,210)
Tax benefit from stock-based compensation	—	—	254	—	—	254
Earn-out payment for Alexander Capital Management Group	68,215	1	1,345	—	—	1,346
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $3,068	—	—	—	—	(5,010)	(5,010)
Net income	—	—	—	20,006	—	20,006

BALANCE — December 31, 2005	22,309,136	223	69,560	72,636	(5,875)	136,544

Options exercised	339,277	4	1,917	—	—	1,921
Employee stock purchase plan	36,901	—	729	—	—	729
Stock-based compensation expense	—	—	1,140	—	—	1,140
Tax benefit from stock-based compensation	—	—	905	—	—	905
Dividends paid-common ($0.22 per share)	—	—	—	(4,960)	—	(4,960)
Earn-out payment for Alexander Capital Management Group	15,576	—	309	—	—	309
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $1,998	—	—	—	—	3,261	3,261
Net income	—	—	—	22,826	—	22,826

BALANCE — December 31, 2006	22,700,890	227	74,560	90,502	(2,614)	162,675

Cumulative effect adjustment pursuant to the adoption of EITF 06-5	—	—	—	(134)	—	(134)
Options exercised	369,386	4	3,234	—	—	3,238
Employee stock purchase plan	47,278	—	706	—	—	706
Stock-based compensation expense	—	—	1,524	—	—	1,524
Tax benefit from stock-based compensation	—	—	1,060	—	—	1,060
Dividends paid-common ($0.26 per share)	—	—	—	(6,173)	—	(6,173)
Earn-out payment for Financial Designs Ltd.	19,501	—	438	—	—	438
Acquisition of Wagner Investment Management Inc.	80,908	1	1,202	—	—	1,203
Proceeds from issuance of common stock, net of offering costs of approximately $106	975,000	10	19,141	—	—	19,151
Repurchases of common stock	(1,200,207)	(12)	(4,959)	(15,091)	—	(20,062)
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $1,606	—	—	—	—	2,620	2,620
Net income	—	—	—	23,024	—	23,024

BALANCE — December 31, 2007	22,992,756	$230	$96,906	$92,128	$6	$189,270

See notes to consolidated financial statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,024	$22,826	$20,006
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	385	1,356	2,194
Depreciation and amortization	4,128	4,008	4,132
Amortization of net loan fees	(2,807)	(2,912)	(2,468)
Provision for loan losses	3,936	1,342	2,465
Stock-based compensation	1,524	1,140	—
Federal Home Loan Bank stock dividend	(590)	(573)	(302)
Deferred income taxes	(1,513)	(1,146)	(1,018)
Loss on sale/write-down of premises and equipment and investment securities	565	1,781	163
Excess tax benefit from stock-based compensation	(1,060)	(905)	—
Earnings on bank owned life insurance	(984)	(1,003)	(1,006)
Supplemental executive retirement plan	783	690	349
Other operating activities, net	(973)	(447)	106
Changes in:
Accrued interest receivable	(454)	(2,486)	(1,813)
Other assets	609	(982)	(67)
Accrued interest and other liabilities	1,756	3,854	1,332

Net cash provided by operating activities	28,329	26,543	24,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,572)	(4,124)	(2,457)
Proceeds from other investments	425	—	—
Purchase of investment securities available for sale	(290,513)	(152,966)	(136,136)
Maturities of investment securities held to maturity	252	171	302
Proceeds from maturities of investment securities available for sale	333,909	128,763	147,832
Proceeds from sale of investment securities available for sale	1,053	56,027	—
Payment for earn-outs	(438)	(206)	(2,033)
Purchase of outstanding minority interests in ACMG	(351)	—	—
Purchase of Wagner, net of cash received	(1,899)	—	—
Purchase of bank-owned life insurance	(3,114)	—	(8,020)
Loan originations and repayments, net	(301,210)	(208,681)	(216,126)
Purchase of premises and equipment	(3,185)	(3,365)	(3,329)
Proceeds from sale of premises and equipment	99	43	166

Net cash used in investing activities	(267,544)	(184,338)	(219,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, eurodollar and savings accounts	131,624	80,997	117,163
Net increase in certificates of deposit	134,384	68,387	62,778
Net increase (decrease) in short-term borrowings	45,244	(12,800)	52,850
Net (decrease) increase in securities sold under agreements to repurchase	(59,281)	10,891	(16,495)
Proceeds from issuance of junior subordinated debentures	—	—	20,000
Redemption of junior subordinated debentures	—	—	(20,000)
Repurchase of common stock	(20,062)	—	—
Proceeds from issuance of common stock	23,095	2,650	2,073
Dividends	(6,173)	(4,960)	(4,210)
Excess tax benefit from stock-based compensation	1,060	905	—
Other financing activities, net	(26)	—	(75)

Net cash provided by financing activities	249,865	146,070	214,084

	2007	2006	2005

NET INCREASE (DECREASE) IN Cash and cash equivalents	$10,650	$(11,725)	$18,356

Cash and cash equivalents — Beginning of year	38,976	50,701	32,345

Cash and cash equivalents — End of year	$49,626	$38,976	$50,701

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION — Cash paid during the year for:
Interest	$66,101	$56,243	$31,412

Income taxes	$14,325	$14,396	$10,968

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Stock issued for earn-out and acquisition of Financial Designs Ltd.	$438	$—	$—

Stock issued for earn-out and acquisition of Alexander Capital Management Group	$—	$309	$1,346

Stock issued for acquisition of Wagner Investment Management	$1,203	$—	$—

See notes to consolidated financial statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.              NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Financial Inc., (“Parent”), formerly CoBiz Inc., and its wholly owned subsidiaries: CoBiz Bank (the “Bank”); CoBiz ACMG, Inc.; Financial Designs Ltd. (FDL); CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner Investment Management, Inc. (“Wagner”), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Company’s name was changed from CoBiz Inc. to CoBiz Financial Inc. at the Annual Meeting of Shareholders held on May 17, 2007.

Organization — The Bank is a commercial banking institution with eight locations in the Denver metropolitan area; two locations in Boulder; two near Vail, Colorado; and seven in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning and Bunch, Ltd. (GMB). Wagner was acquired on December 31, 2007 to supplement the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.

Use of Estimates — In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; the recoverability of goodwill and intangible assets; and stock-based compensation.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include the accounts of the Parent; the Bank; CoBiz ACMG, Inc.; FDL; CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain reserve and compensating balance requirements. At December 31, 2007 and 2006, the Company was required to maintain reserve balances of $1,081,000 and $398,000, respectively.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent. At December 31, 2007 and 2006, the Company had no trading securities.

a.                      Investment Securities Available for Sale — Available for sale securities consist of bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

b.                     Investment Securities Held to Maturity — Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income using the level-yield method over the period to maturity. Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale below their cost that are recorded as write-downs of the individual securities to their fair value and the related write-downs are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

Other Investments — Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Loan Origination Fees and Costs — Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (SFAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 5, Accounting for Contingencies.

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded.

Goodwill and Intangible Assets — Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.

Bank-Owned Life Insurance (BOLI) — The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the consolidated statements of income and comprehensive income under the caption “Other income.”

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of three to five years as applicable. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50%, that are accounted for under the equity method. The Company’s equity method investments consist of four limited partnership mezzanine funds (the “Funds”) licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no transactions between the Company and the Funds for the years ending December 31, 2007, 2006 and 2005. The Company recognized income from the Funds of $954,000, $483,000 and $39,000 for the years ending December 31, 2007, 2006 and 2005 which is included in “Other Income” in the consolidated statements of income and comprehensive income.

Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at the lower of carrying amount or estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets included in the consolidated balance sheets under the caption “Other assets” at December 31, 2007 and 2006 totaled $90,000 and $0, respectively.

Real Estate Acquired Through Foreclosure — Assets acquired through foreclosure or in settlement of debt held for sale are valued at the lower of carrying amount or estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management periodically evaluates the value of foreclosed assets held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. At December 31, 2007 and 2006, there was no real estate acquired through foreclosure.

Securities Sold Under Agreements to Repurchase — The Company sells certain securities under agreements to repurchase with its customers and other financial institutions. The agreements transacted with its customers are utilized as an overnight investment product service, while the agreements with other financial institutions are transacted as a wholesale borrowing source. Both types of agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are reflected as a Company asset.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.

Self Insurance Reserves — The Company self-insures a portion of its employee medical costs. The Company maintains a liability for incurred-but-not-reported claims based on assumptions as to eligible employees, historical claims experience and lags in claims reporting.

Investment Advisory and Trust Income — Fees earned from providing investment advisory services are based on the market value of assets under management and are collected either at the beginning or end of each quarter. Fees received at the beginning of the quarter are deferred and recognized ratably over the period as services are performed.

Insurance Income — Insurance income includes commissions on the sale of life and property and casualty insurance policies and other employee benefit products earned as an agent for unaffiliated insurance underwriters. Life insurance and property and casualty income are primarily recognized upon policy origination and renewal dates. Benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

Investment Banking Income — Investment banking income includes non-refundable retainer fees recognized over the expected term of the engagement and success fees recognized when the transaction is completed and collectibility of fees is reasonably assured.

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

Stock-Based Compensation — On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date; and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation. Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value method for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, which was allowed as an alternative to the fair value method recommended by SFAS No. 123.

SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities. SFAS No. 123(R) had the following impact on the consolidated financial statements for the year ended December 31, 2007:

Increase
(In thousands)	(Decrease)

Income before income taxes	$(1,524)
Net income	(1,157)
Earnings per share — basic	(0.05)
Earnings per share — diluted	(0.05)
Cash used by operating activities	(1,060)
Cash provided by financing activities (tax benefit)	1,060

SFAS No. 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the statement.

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

Stock Repurchases — The Company has repurchased shares of its outstanding common stock through open market purchases. Repurchased shares are immediately retired on the trade date and the cash paid is allocated to common stock, additional paid-in-capital and retained earnings. Retired shares are shown as authorized but not issued or outstanding.

Segment Information — The Company has disclosed separately the results of operations relating to its segments in Note 19 to the consolidated financial statements.

Recent Accounting Pronouncements — On December 31, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). Prior to SAB 108, Companies would evaluate the materiality of financial statement misstatements using either the current year income statement (“rollover” ) or balance sheet approach (“iron curtain”), with the rollover approach focusing on new misstatements added in the current year, and the iron curtain approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. Under SAB 108 a registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants are not required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment is required. The disclosure must include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 was effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

On January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instrument — an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 did not have an impact on the consolidated financial statements.

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS 156 did not have an impact on the consolidated financial statements.

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5, addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

On December 31, 2007, the Company adopted FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The adoption of FSP FIN 39-1 did not have a material impact on the consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus, which has been ratified by the Financial Accounting Standards Board, requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through split-dollar polices carried in Bank Owned Life Insurance (BOLI). EITF Issue No. 06-4 is effective for fiscal periods beginning after December 15, 2007. The effects of applying EITF Issue No. 06-4 are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption in January 2008, the Company recorded a cumulative effect adjustment of approximately $16,000, net of income tax, to retained earnings to recognize an obligation for post-retirement benefits related to endorsement split-dollar arrangements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect of the first remeasurement to fair value is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating the impact, if any, SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (SFAS 141R). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and non-controlling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs

Associated with Exit or Disposal Activities are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case nothing should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will evaluate the impact SFAS 141R will have on its consolidated financial statements if an acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 5 (SFAS 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is evaluating the impact, if any, SFAS 160 will have on its consolidated financial statements.

2.     ACQUISITIONS AND EARN-OUT ARRANGEMENTS

General — Earn-out payments for the ACMG, FDL and Wagner transactions are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF Issue No. 95-08, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 6 “Goodwill and Intangible Assets” for the amount of goodwill allocated to each operating segment.

Alexander Capital Management Group, LLC — On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The terms of the ACMG merger agreement provided for additional earn-out payments for each of the 12 months ended on March 31, 2004, 2005 and 2006, paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition. All earn-out payments were made 40% in cash and 60% in CoBiz common stock.

The earn-out payment for 2006 was equal to a multiple of the excess of 2006’s earnings before interest, taxes, depreciation and amortization as defined in the ACMG merger agreement (“ACMG EBITDA”) over the ACMG EBITDA for the previous year. For the earn-out period ended March 31, 2006, the Company paid $515,000 based on ACMG EBITDA of $715,000. The payment consisted of $206,000 in cash and 15,576 shares of CoBiz stock valued at $309,000.

In addition to the earn-out, the former shareholders of Alexander Capital Management Group, Inc. were issued 200,000 Profits Interest Units (PIUs) pursuant to a Unitholders’ Agreement, representing a 20% interest in the profits and losses of ACMG in periods following the acquisition (but no interest in the value of ACMG as of the date of the acquisition), which is reflected in the accompanying consolidated balance sheets as a minority interest as a component of “Accrued interest and other liabilities” and is included in “Other” noninterest expense in the consolidated statements of income and comprehensive income. Unlike the earn-out payments, which are based on a multiple of earnings for a specified period of time, the PIUs entitle the holders to share in the earnings of ACMG for as long as they are held. Pursuant to the terms of the Unitholders’ Agreement, under certain circumstances, the Company has the ability to call the PIUs at a price based on a multiple of the trailing 12 months ACMG EBITDA. Likewise, the holders of the PIUs have, under certain circumstances, the ability to put the PIUs to the Company at a price based on a multiple of the trailing 12 months ACMG EBITDA.

In 2006, the Company called and retired 20,008 PIUs. In 2007, the Company purchased and retired 153,284 PIUs for $351,000. In 2008, the Company called and retired the remaining 26,708 PIUs. As of January 2008 there are no PIUs outstanding.

Financial Designs Ltd. — On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that had provided employee benefits consulting services since 2000. The surviving corporation continues to use the FDL name.

The terms of the FDL merger agreement provided for additional earn-out payments for each of the calendar years 2003 through 2007 paid to the former shareholders of FDL in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments were payable 50% in cash and 50% in CoBiz common stock.

The earn-out payment for the 2006 calendar year was equal to a multiple of the excess of FDL’s earnings before interest, taxes, depreciation and amortization as defined in the FDL merger agreement (FDL EBITDA) over 2005’s FDL EBITDA. The 2006 earn-out was $876,000 based on FDL EBITDA of $2,308,000. The payment consisted of $438,000 in cash and 19,501 shares of CoBiz common stock valued at $438,000. No earn-out payments were payable for the 2007 calendar year because FDL EBITDA for 2007 did not exceed the hurdle rate.

Wagner Investment Management, Inc. — On December 31, 2007, the Company acquired Wagner, an SEC-registered investment advisor located in Denver, CO. The acquisition was accounted for using the purchase method of accounting. Wagner’s acquisition had no impact on the results of operations included in the consolidated financial statements for the year ended December 31, 2007. The acquisition of Wagner was completed through the purchase of all of Wagner’s common stock as of the purchase date.

The aggregate purchase price was $3,240,000, consisting of 80,908 shares of CoBiz common stock valued at $1,203,000; $1,965,000 in cash; and $72,000 in direct acquisition costs (consisting primarily of external legal fees). The Company has preliminarily allocated $3,198,000 of the purchase price to goodwill, which is expected to be tax deductible. Allocations are pending for the final valuation of certain intangible assets consisting of a customer list, lease intangible and non-compete agreements. The preliminary value of goodwill is subject to change upon the final valuation, which will be completed within one year of the acquisition.

The terms of the Wagner merger agreement provide for additional earn-out payments for each of the calendar years 2008 through 2010 to be paid to the former shareholders of Wagner in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments are payable in either all cash, or a mix of cash and stock, with the Company having the option to pay up to 40% of the earn-out payment in CoBiz common stock.

The earn-out payment for 2008 will be based on a multiple of the excess of earnings before interest, taxes, depreciation and amortization as defined in the Wagner merger agreement (Wagner EBITDA) over Wagner’s adjusted 2007 EBITDA. The earn-out payments for 2009 and 2010 will be based on a multiple of the excess of Wagner’s EBITDA for each specific year over the highest Wagner EBITDA previously recognized. The aggregate amount of the earn-out payments and the initial purchase consideration will not exceed $10,000,000.

Bernard, Dietrich and Associates, Inc.

On January 2, 2008, the Company acquired the assets and employees of Bernard, Dietrich and Associates, Inc. (BDA), a provider of commercial and personal property and casualty insurance brokerage, and risk management consulting services located in Phoenix, AZ. The acquisition was accounted for using the purchase method of accounting. BDA’s acquisition had no impact on the consolidated financial statements for the year ended December 31, 2007.

The aggregate purchase price was $7,500,000, consisting of $6,750,000 in cash and a deposit of $750,000 into escrow. The terms of the BDA merger agreement provide for deferred payments for each of the calendar years 2009 and 2010 to be paid to the former shareholders of BDA in proportion to their respective ownership immediately prior to the acquisition. The deferred payments are payable in cash from the escrowed funds of $750,000 and any interest earned.

The deferred payments will be a maximum of $375,000 and $750,000 for 2009 and 2010, respectively. The aggregate amount of total deferred payments during this two-year period cannot exceed $750,000. The yearly deferred payments will be based on maintaining a revenue threshold as defined in the BDA Asset purchase agreement.

3.     INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007 (in thousands)	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$325,961	$1,104	$1,344	$325,721
U.S. Government agencies	36,505	11	7	36,509
Trust preferred securities	13,724	21	860	12,885
Obligations of states and political subdivisions	3,487	4	41	3,450

	$379,677	$1,140	$2,252	$378,565

Held to maturity securities — Mortgage-backed securities	$470	$3	$—	$473

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006 (in thousands)	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$322,621	$867	$2,795	$320,693
U.S. Government agencies	74,415	12	62	74,365
Trust preferred securities	22,904	276	616	22,564
Obligations of states and political subdivisions	5,066	—	115	4,951

	$425,006	$1,155	$3,588	$422,573

Held to maturity securities — Mortgage-backed securities	$722	$4	$1	$725

The amortized cost and estimated fair value of investments in debt securities at December 31, 2007, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$37,668	$37,644	$—	$—
Due after one year through five years	1,282	1,277
Due after five years through ten years	840	816
Due after ten years	13,926	13,107
Mortgage-backed securities	325,961	325,721	470	473

	$379,677	$378,565	$470	$473

During the years ended December 31, 2007, 2006 and 2005, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $1,053,000, $56,027,000, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized losses on the sale of investment securities totaling $33,000 and $1,766,000 in 2007 and 2006, respectively. During 2005, the Company recorded an other-than-temporary impairment totaling $123,000 on a variable-rate investment in FNMA perpetual preferred securities.

Investment securities with an approximate fair value of $96,065,000, $92,021,000, and $127,991,000 were pledged to secure public deposits of $74,470,000, $71,651,000, and $112,521,000 at December 31, 2007, 2006 and 2005, respectively.

Obligations of states and political subdivisions and trust preferred securities at December 31, 2007, 2006 and 2005, do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

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

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market value had been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not believe any of the unrealized losses are a result of the credit quality of the issuing organizations and the Company has both the intent and ability to hold these securities until maturity or the forecasted recovery of the fair value of the securities. The Company has determined there were no other-than-temporary impairments associated with the 363 securities noted within the table below at December 31, 2007.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$139,948	$1,344	$—	$—	$139,948	$1,344
U.S. Government agencies	4,499	7			4,499	7
Trust preferred securities	6,318	431	4,805	429	11,123	860
Obligations of states and political subdivisions	2,597	41			2,597	41

Total	$153,362	$1,823	$4,805	$429	$158,167	$2,252

Other investments at December 31, 2007 and 2006, consist of the following:

(In thousands)	2007	2006

Other investments — at cost [A]	$14,446	$13,417
Investment in statutory trusts — equity method [B]	2,182	2,182

	$16,628	$15,599

[A]	Other investments are comprised primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

[B]	Investments in statutory trusts represent the Company’s investment in 100% of the common stock issued by the entities described in Note 9.

4.                      LOANS

Categories of loans at December 31, 2007 and 2006, include:

(In thousands)	2007	2006

Commercial	$576,350	$481,763
Real estate — mortgage	875,135	700,109
Real estate — construction	310,951	294,258
Consumer	71,422	57,990
Other	14,151	12,258

	1,848,009	1,546,378

Allowance for loan losses	(20,043)	(17,871)

Unearned net loan fees	(1,683)	(1,918)

	$1,826,283	$1,526,589

The majority of the Company’s loans are with customers located in the Denver and Phoenix metropolitan areas.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company and its subsidiaries. Activity with respect to officer and director loans is as follows for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Balance — beginning of period	$6,474	$5,606	$8,597

New loans	14,726	11,460	10,780
Principal paydowns and payoffs	(12,627)	(10,592)	(13,771)

Balance — end of period	$8,573	$6,474	$5,606

Transactions in the allowance for loan and credit losses for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

(in thousands)	2007	2006	2005

Allowance for loan loss balance — beginning of year	$17,871	$16,906	$14,674
Provision for loan losses	3,936	766	2,465
Loans (charged-off)/recovered, net of recoveries/(charge-offs) of $74, $(320), and $475 for 2007, 2006 and 2005, respectively	(1,764)	199	(233)

Allowance for loan loss balance — end of year	$20,043	$17,871	$16,906

Allowance for credit loss balance — beginning of year	$576	$—	$—
Provision for credit losses	—	576	—

Allowance for credit loss balance — end of year	$576	$576	$—

Total allowance for loan and credit loss balance — end of year	$20,619	$18,447	$16,906

The recorded investment in loans that are considered to be impaired (all of which were on a non-accrual basis) was $1,202,000 and $335,000 at December 31, 2007 and 2006, respectively (all of which have a related allowance for loan loss). The allowance for loan losses applicable to impaired loans was $873,000 and $150,000 at December 31, 2007 and 2006, respectively. Interest income on average impaired loans of $2,053,000, $684,000, and $971,000, during 2007, 2006 and 2005, respectively, was not material. The amount of additional interest income that would have been recorded if the loans had been current in accordance with the original terms is not material for the years ended December 31, 2007, 2006 and 2005. Loans 90 days or more delinquent and still accruing interest totaled $2,208,000, $990,000, and $0 at December 31, 2007, 2006 and 2005, respectively.

5.                      PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31, 2007 and 2006, are summarized as follows:

(in thousands)	2007	2006

Leasehold improvements	$8,717	$8,689
Furniture, fixtures, and equipment	21,948	19,341

	30,665	28,030
Accumulated depreciation	(21,854)	(18,997)

Total	$8,811	$9,033

The Company recorded depreciation expense related to premises and equipment of $3,272,000, $3,493,000, and $3,428,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

6.                      GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test at December 31, 2007. Goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally consistent with the operating segments identified in Note 19. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology. At December 31, 2007, the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not required.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations using the with and without method whereby the difference between the fair value of a reporting unit before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that reporting unit. A summary of goodwill and total assets by operating segment at December 31, 2007, is as follows (see Note 2 for discussion of acquisitions and adjustments):

	Goodwill			Total Assets
	December 31,	Acquisitions and	December 31,	December 31,
(in thousands)	2006	Adjustments	2007	2007

Commercial banking	$15,128	$220	$15,348	$2,348,520
Investment banking	5,279		5,279	7,636
Investment advisory and trust	4,217	3,427	7,644	9,661
Insurance	14,933	182	15,115	19,810
Corporate support and other				5,385

Total	$39,557	$3,829	$43,386	$2,391,012

At December 31, 2007 and 2006, the Company’s intangible assets and related amortization consisted of the following:

	Customer Lists,	Employment and
	Contracts and	Non-Solicitation
(In thousands)	Relationships	Agreements	Total

December 31, 2006	$2,556	$27	$2,583
Amortization	(456)	(15)	(471)

December 31, 2007	$2,100	$12	$2,112

The Company recorded amortization expense related to intangible assets of $471,000, $475,000, and $540,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

Years Ending
December 31,
(In thousands)

2008	$413
2009	364
2010	363
2011	360
2012	360

7.                      CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio at December 31, 2007 and 2006, is as follows:

(In thousands)	2007	2006

Less than $100,000	$126,478	$87,366
$100,000 and more	456,754	361,138

	$583,232	$448,504

Related interest expense for the years ended December 31, 2007, 2006 and 2005, is as follows:

(In thousands)	2007	2006	2005

Less than $100,000	$5,693	$3,177	$2,404
$ 100,000 and more	19,319	15,839	8,561

	$25,012	$19,016	$10,965

Maturities of certificates of deposit of $100,000 and more at December 31, 2007, are as follows (in thousands):

Remaining maturity (In thousands):
Less than three months	$266,624
Three months up to six months	120,091
Six months up to one year	58,332
One year and over	11,707

Total	$456,754

8.                      BORROWED FUNDS

Securities sold under agreements to repurchase at December 31, 2007 and 2006, are summarized as follows:

(In thousands)	2007	2006

Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $172,382 and $272,817 in 2007 and 2006, respectively)	$168,336	$227,617

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $228,342,000 and $241,945,000 for the years ended December 31, 2007 and 2006, respectively. The maximum amounts outstanding at any month-end during 2007 and 2006 were $259,421,000 and $250,146,000, respectively. At December 31, 2007, the weighted average interest rate was 3.0%.

Maturities of securities sold under agreements to repurchase at December 31, 2007, are summarized as follows:

Remaining maturity (in thousands):
Less than three months	$168,236
Six months up to one year	100

Total	$168,336

The composition of other short-term borrowings, which are all due within one year, at December 31, 2007 and 2006, is summarized as follows:

(in thousands)	2007	2006

Federal Home Loan Bank term advances	$—	$100,000
Federal Home Loan Bank line of credit	30,000	33,800
Federal funds purchased	150,374	8,400
Term investment option funds		10,000
Revolving line of credit	17,070

Total	$197,444	$152,200

The Company has advances and a line of credit from the FHLB with a weighted average interest rate of 4.67% and 5.35% at December 31, 2007 and 2006, respectively. Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2007 and 2006, the FHLB advances and line of credit are collateralized by loans of $541,277,000 and $486,478,000, respectively.

The Company has approved federal fund purchase lines with 10 banks with an aggregate credit line of $265,000,000 as well as agreements with various companies to transact repurchase agreements based on available collateral. At December 31, 2007, there were no outstanding repurchase agreements with non-customer third parties.

In August 2007, the Company entered into an unsecured credit agreement with a revolving line of credit facility in the aggregate principal sum of up to $30,000,000 that bears interest at a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.15%. The line of credit agreement is for a one-year period, with any outstanding amounts due and payable on July 31, 2008. At December 31, 2007, $17,070,000 was outstanding with an interest rate of 5.16%. The Company also pays 0.25% on the unused portion of the line of credit.

9.                      JUNIOR SUBORDINATED DEBENTURES

A summary of outstanding junior subordinated debentures at December 31:

(in thousands)	2007	2006	Interest Rate	Maturity Date	Earliest Call Date

CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	September 17, 2008
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010

Total	$72,166	$72,166

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, formed under the laws of the State of Connecticut (the “Statutory Trust”). The Statutory Trust issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Statutory Trust for $619,000. The Statutory Trust invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17 and December 17. The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to a date not earlier than September 17, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, formed under the laws of the State of Delaware (the “Capital Trust II”). The Capital Trust II issued $30,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust II for $928,000. The Capital Trust II invested the proceeds thereof in $30,928,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed on July 23, 2034, which may be shortened to a date not earlier than July 23, 2009, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, formed under the laws of the State of Delaware (the “Capital Trust III”). The Capital Trust III issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $619,000. The Capital Trust III invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30, and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed on September 30, 2035, which may be shortened to a date not earlier than September 30, 2010, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals).

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $63,088,000 of the $70,000,000 in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board. On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease to $48,853,000 if it had been in effect at December 31, 2007. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be adequately capitalized.

10.               DERIVATIVES

Asset/Liability Management Hedges — As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest-rate fluctuations on the Company’s net interest margin.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. In order to qualify for hedge accounting, the Company must comply with detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness must be assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s interest income and to reduce asset sensitivity. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. Under these interest-rate swap agreements, the Company receives a fixed-rate and pays a variable-rate based on the prime rate (“Prime”) over the life of the agreements without exchange of the underlying principal amount. For accounting purposes, these swaps are designated as hedging the overall changes in cash flows related to portfolios of the Company’s Prime-based loans. Specifically, the Company has designated as the hedged transactions the first Prime-based interest payments received by the Company each calendar month during the term of the swaps that, in the aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the swaps.

Based on the Company’s ongoing assessments, including at inception of the hedging relationship, it is probable that there will be sufficient Prime-based interest receipts through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hyphothetical Derivative Method” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each quarter. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statements of income and comprehensive income as part of noninterest income.

Prepayments in the hedged loan portfolios are accounted for consistent with the guidance in Statement 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of pre-payable interest-bearing loans using the first-payments-received technique as described above, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

As described in the table below, at December 31, 2007, derivatives designated as cash flow hedges had a net fair value of $1,123,000. The change in net unrealized losses of $2,906,000 (net of income tax benefit of $1,104,000) in 2007 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The amount of hedge ineffectiveness for cash flow hedges was not material in 2007.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged Prime-based loans. The change in net unrealized losses on cash flow hedges reflects a reclassification of $1,436,000 of net unrealized losses from accumulated other comprehensive income to interest income during 2007. During 2008, the Company estimates that $202,000 will be reclassified out of other comprehensive income.

Customer Accommodation Derivatives — The Company offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.

Derivatives — Summary Information (in thousands)

	December 31
	2007			2006
	Hedged		Estimated	Hedged		Estimated
(In thousands)	Item	Notional	Fair Value	Item	Notional	Fair Value

Asset/liability management hedges:
Cash flow hedge — interest rate swaps	$135,000	$135,000	$1,123	$115,000	$115,000	$(1,783)

Customer accommodation derivatives:
Interest rate swap	—	21,996	1,104	—	19,575	(422)
Reverse interest rate swap	—	21,996	(1,104)	—	19,575	422

The Company offsets the fair value of derivative instruments covered under master netting arrangements. At December 31, 2007, derivative instruments with a fair value of $1,341,000 were included in “Other assets” and $218,000 were included in “Other liabilities”.

The weighted-average interest rates for interest rate swap positions outstanding at December 31, 2007, were as follows:

	Weighted Average
	Interest	Interest
	Rate	Rate
	Received	Paid

Asset/liability hedges	7.2%	7.3%
Customer accommodation derivatives	6.9	6.9

Investment securities with an approximate fair value of $2,595,000 and $3,328,000 were pledged to collateralize derivative instruments at December 31, 2007 and 2006, respectively.

11.               INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2007, 2006 and 2005, are as follows:

(In thousands)	2007	2006	2005

Current tax expense:
Federal tax expense	$13,502	$12,955	$10,932
State tax expense	1,724	1,490	1,263

Total current tax expense	15,226	14,445	12,195

Deferred tax benefit:
Federal tax benefit	(1,322)	(1,004)	(878)
State tax benefit	(191)	(142)	(140)
Total deferred tax benefit	(1,513)	(1,146)	(1,018)

Total tax expense	$13,713	$13,299	$11,177

Included in the deferred tax benefit for 2007, 2006 and 2005 is $826,000, $586,000 and $848,000, respectively, attributable to timing differences in the allowance for loan and credit losses.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. At December 31, 2007 and 2006, a valuation allowance was not recorded as it is more likely than not that the deferred tax assets will be realized. The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2007 and 2006, are as follows:

(In thousands)	2007	2006

Deferred tax assets:
Allowance for loan and credit losses	$7,836	$7,010
Deferred loan fees	1,000	819
Net unrealized loss on investment securities available for sale and derivatives	—	1,601
Supplemental executive retirement plan and other accrued liabilities	1,418	1,236
Stock-based compensation	537	197
Depreciation on premises and equipment	919	75
Other	193	43

Total deferred tax assets	11,903	10,981

Deferred tax liabilities:
Goodwill	1,396	830
Deferred initial direct loan costs	1,092	961
Prepaid assets	986	796
FHLB stock dividends	649	425
Other	57	315

Total deferred tax liabilities	4,180	3,327

Net deferred tax assets	$7,723	$7,654

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2007, 2006 and 2005, is shown below:

(in thousands)	2007	2006	2005

Computed at the statutory rate (35%)	$12,858	$12,644	$10,914
Increase (decrease) resulting from:
Tax exempt interest income on loans and securities	(232)	(287)	(248)
State income taxes — net of federal income tax effect	1,120	969	821
Bank-owned life insurance income	(345)	(351)	(352)
Meals and entertainment	168	164	150
Non-deductible stock-based compensation	179	218	—
Other — net	(35)	(58)	(108)

Actual tax provision	$13,713	$13,299	$11,177

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Penalties and interest are classified as income tax expense when incurred. There were no penalties or interest recognized for the years ended December 31, 2007, 2006 and 2005.

We file income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year

United States	2004
Colorado	2003
Arizona	2003

12.               SHAREHOLDERS’ EQUITY

Preferred Stock — The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares. All outstanding preferred stock was redeemed in 1998.

Dividends — At December 31, 2007, the Company’s ability to pay dividends on its common stock, if it determines to do so, is largely dependent upon the payment of dividends by the Bank. At December 31, 2007, the Bank could have paid total dividends to the Company of approximately $68,500,000 without prior regulatory approval.

Secondary Offering — On January 24, 2007, pursuant to a shelf registration originally filed on December 19, 2006, the Company sold 975,000 shares of common stock at a public offering price of $20.90. In conjunction with the offering, the Company’s Chief Executive Officer and two members of its Board of Directors (“Selling Shareholders”) sold 2,425,262 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the Selling Shareholders.

Repurchase Program — On July 19, 2007, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to 5% or 1,200,207 shares of its outstanding common stock. The program concluded on November 19, 2007 when all authorized shares had been repurchased. The shares were repurchased at a weighted average price of $16.72 and a total cost of $20,062,000.

13.               EARNINGS PER SHARE

Income available to common shareholders and the weighted average shares outstanding, used in the calculation of Basic and Diluted Earnings Per Share, for the years ended December 31, 2007, 2006 and 2005, are as follows:

(in thousands, except share amounts)	2007	2006	2005

Income available to common shareholders	$23,024	$22,826	$20,006

Weighted average shares outstanding — basic earnings per share	23,552,075	22,545,964	22,160,043

Effect of dilutive securities — stock options	538,193	818,736	924,481

Weighted average shares outstanding — diluted earnings per share	24,090,268	23,364,700	23,084,524

At December 31, 2007, 2006 and 2005, 837,706, 363,824, and 174,685 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

14.               EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Stock Options — The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues new shares upon exercise of a stock option award.

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

The 1997 Incentive Stock Option Plan (the “1997 Plan”) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. All shares available for grant under the plan expired during 2007 and no shares are available at December 31, 2007.

The 1998 Stock Incentive Plan (the “1998 Plan”) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and non-qualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. Shares available for grant at December 31, 2007, totaled 633.

The 2002 Equity Incentive Plan (the “2002 Plan”) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant at December 31, 2007, totaled 62,373.

The 2005 Equity Incentive Plan (the “2005 Plan”) authorizes the issuance of 1,250,000 shares of Common Stock. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant at December 31, 2007, totaled 249,644.

During 2007 and 2006, the Company recognized compensation expense, net of estimated forfeitures, of $1,524,000 and $1,140,000, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.

The following table illustrates the effect on net income and income per share if the fair value-based method had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

Net income:
As reported	$20,006
Less stock-based compensation determined under the fair value method, net of income taxes	1,368

Pro forma net income	$18,638

Earnings per share:
As reported — basic	$0.90
As reported — diluted	0.87
Pro forma — basic	0.84
Pro forma — diluted	0.81

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the “Model”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate at the time of grant as a percentage of the Company stock price at the time of grant. The following weighted average assumptions were used for grants issued during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Risk-free interest rate	4.50%	4.90%	3.85%
Expected dividend yield	1.32%	1.01%	1.01%
Expected volatility	28.14%	30.81%	25.46%
Expected life (years)	4.0	3.5	3.9

The range of assumptions used in the model for the year ended December 31, 2007 is as follows: risk-free interest rates were 2.91% to 4.94%; expected volatility was 26.53% to 29.12%.; and expected dividend yields were 1.09% to 1.81%.

The range of assumptions used in the model for the year ended December 31, 2006 is as follows: risk-free interest rates were 4.35% to 5.12%; expected volatility was 27.90% to 33.88%; expected dividend yields were 0.85% to 1.09%.

The range of assumptions used in the model for the year ended December 31, 2005 is as follows: risk-free interest rates were 3.31% to 4.52%; expected volatility was 23.07% to 28.08%; expected dividend yields were 0.87% to 1.16%.

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning	2,137,626	$12.84	2,203,184	$10.54	2,118,576	$8.50
Granted	481,751	19.53	342,001	21.47	358,150	19.34
Exercised	369,386	8.76	339,277	5.66	232,698	5.07
Forfeited	48,269	19.50	68,282	17.40	40,844	13.03

Outstanding — ending	2,201,722	14.85	2,137,626	12.84	2,203,184	10.54

Exercisable — ending	1,419,800	$12.14	1,520,230	$10.27	1,578,705	$8.48

		Weighted Average		Weighted Average		Weighted Average
		Grant Date		Grant Date		Grant Date
Restricted Stock Awards	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested — beginning	—	$—	—	$—	—	$—
Granted	2,000	21.07	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Nonvested — ending	2,000	$21.07	—	$—	—	$—

There were 2,157,000 options vested or expected to vest with a weighted average price of $14.74 at December 31, 2007. The weighted average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period was 4.9, 4.9 and 4.3 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the period was $5,626,000, $5,626,000, and $5,584,000, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $4.57, $4.96 and $3.88, respectively. The total intrinsic value of options exercised during years ended December 31, 2007, 2006 and 2005 was $3,841,000, $5,093,000 and $3,204,000, respectively.

At December 31, 2007, there was $2,694,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

At December 31, 2007, a summary of the Company’s stock options outstanding are as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-Average		Weighted-
		Average	Remaining		Average
Range of	Number	Exercise	Life	Number	Exercise
Exercise Price	Outstanding	Price	(Years)	Exercisable	Price

$3.17 - $8.00	369,702	$6.69	2.1	369,702	$6.69
$8.60 - $11.30	378,494	10.17	4.5	378,494	10.17
$11.33 - $14.87	386,722	12.74	5.4	327,036	12.48
$15.37 - $19.81	445,868	18.75	5.6	221,219	19.00
$19.82 - $21.07	371,051	20.54	6.3	37,969	20.25
$21.16 - $23.35	249,885	21.83	5.4	85,380	21.85

	2,201,722	$14.85	4.9	1,419,800	$12.14

Employee Stock Purchase Plan — In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (ESPP), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years ended December 31, 2007, 2006 and 2005. The Company has reserved 104,467 shares for issuance under the terms of the ESPP at December 31, 2007. The ESPP is administered by a committee of two or more directors of the Company appointed by the Board of Directors who are not employees or officers of the Company. During the years ended December 31, 2007, 2006 and 2005, 47,278, 36,901, and 57,464 shares, respectively, were issued.

Employee 401(k Plan) — The Company has a defined contribution plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for the years ended December 31, 2007, 2006 and 2005, were $1,724,000, $1,428,000, and $1,299,000, respectively and are included in the consolidated statements of income and comprehensive income under the caption “Salaries and employee benefits”.

Supplemental Executive Retirement Plan — The Company maintains a supplemental executive retirement plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after ten years of service and are paid as a monthly benefit for a ten-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service. At December 31, 2007 and 2006, the Company had accrued $2,119,000 and $1,336,000, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities”.

15.               COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2007, 2006 and 2005, was $4,415,000, $4,273,000, and $4,194,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2007, one director has a remaining interest in the building. Additionally, three bank branches are leased from entities controlled by a director of the Company. Rent payments for the related party leases for the years ended December 31, 2007, 2006 and 2005, were $1,907,000, $1,738,000, and $1,789,000, respectively. Future minimum lease payments at December 31, 2007, under all noncancelable operating leases are as follows:

Years Ending
December 31,	(In thousands)

2008	$5,115
2009	4,785
2010	3,869
2011	2,843
2012	1,718
Thereafter	3,200

Total	$21,530

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The Company had the following commitments at December 31, 2007:

(in thousands)

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$715,805

Commitments to originate consumer loans — personal lines of credit and equity lines	$41,855

Overdraft protection plans	$16,466

Letters of credit	$59,511

Unfunded commitments for unconsolidated investments	$2,070

Company guarantees	$1,979

Commitments to Originate — The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. These commitments are not held for sale. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company’s exposure to credit loss in the event of non-performance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as they do for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

Overdraft Protection Plans — The Company provides personal credit lines on customer accounts to advance funds to cover overdrafts.

Letters of Credit — The Company provides standby and commercial letters of credit during the normal course of business. Standby letters of credit guarantee performance of a customer to a third party while commercial letters of credit guarantee payments on behalf of our customers.

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $10,000,000 in limited partnership interests of four entities, of which $2,070,000 is unfunded at December 31, 2007. Certain shareholders and directors have also invested in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt and merchant processing transactions for certain customers.

Employment Contracts — Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control, a payment is required.

Other Matters — The Company is involved in various lawsuits which have arisen in the normal course of business. It is management’s opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

16.               REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2007 and 2006, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2007, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2007 and 2006 (in thousands, except percentage amounts):

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company:
Total capital
(to risk-weighted assets)	$235,789	10.7%	$176,507	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	208,257	9.4	88,254	4.0	N/A	N/A
Tier I capital
(to average assets)	208,257	9.1	91,294	4.0	N/A	N/A

Bank:
Total capital
(to risk-weighted assets)	$241,809	11.2%	$172,304	8.0%	$215,380	10.0%
Tier I capital
(to risk-weighted assets)	221,189	10.3	86,152	4.0	129,228	6.0
Tier I capital
(to average assets)	221,189	9.7	91,011	4.0	113,764	5.0

					To Be “Well
					Capitalized” Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company:
Total capital
(to risk-weighted assets)	$212,829	11.7%	$145,367	8.0%	N/A	N/A
Tier I capital
(to risk-weighted assets)	179,477	9.9	72,684	4.0	N/A	N/A
Tier I capital
(to average assets)	179,477	8.6	83,181	4.0	N/A	N/A

Bank:
Total capital
(to risk-weighted assets)	$196,466	10.8%	$145,299	8.0%	$181,623	10.0%
Tier I capital
(to risk-weighted assets)	178,019	9.8	72,649	4.0	108,974	6.0
Tier I capital
(to average assets)	178,019	8.6	82,755	4.0	103,444	5.0

17.               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains (losses) on available for sale securities and derivatives, net of tax for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005

Other comprehensive income (loss) — before tax:
Unrealized gain (loss) on available for sale securities — net of reclassification to operations of $(494), $(1,766), and $0	$1,320	$4,223	$(5,494)
Unrealized gain (loss) on derivative securities — net of reclassification to operations of $(1,436), $(2,093), and $225	2,906	1,036	(2,584)
Tax (expense) benefit related to items of other comprehensive income	(1,606)	(1,998)	3,068

Other comprehensive income (loss) — net of tax	$2,620	$3,261	$(5,010)

18.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company’s financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2007 and 2006.

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$49,626	$49,626	$38,976	$38,976
Investment securities available for sale	378,565	378,565	422,573	422,573
Investment securities held to maturity	470	473	722	725
Other investments	16,628	16,628	15,599	15,599
Loans — net	1,826,283	1,841,732	1,526,589	1,524,915
Accrued interest receivable	10,201	10,201	9,747	9,747
Interest rate swap	1,341	1,341	422	422
Bank-owned life insurance	29,546	29,546	25,581	25,581

Financial liabilities:
Deposits	1,742,689	1,743,390	1,476,337	1,474,475
Other short-term borrowings	197,444	197,444	152,200	152,200
Securities sold under agreements to repurchase	168,336	164,615	227,617	210,577
Accrued interest payable	3,160	3,160	2,639	2,639
Junior subordinated debentures	72,166	72,166	72,166	72,166
Interest rate swap	218	218	2,205	2,205

The estimation methodologies utilized by the Company are summarized as follows:

Cash and Cash Equivalents— The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

Investment Securities — For investment securities, fair value equals the quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

Other Investments — The estimated fair value of other investments approximates their carrying value.

Loans — The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

Accrued Interest Receivable/Payable — The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Bank-Owned Life Insurance — The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies.

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve.  Non-maturity deposits are reflected at their carrying value.

Short-term Borrowings — The estimated fair value of variable-rate short-term borrowings approximates their carrying value.

Securities Sold Under Agreements to Repurchase — Estimated fair value is based on discounting cash flows for comparable instruments.

Junior Subordinated Debentures — The estimated fair value of junior subordinated debentures approximates their carrying value.

Interest Rate Swap — The fair value of interest rate swaps is based on the projected discounted cash flows pursuant to the agreements.

Commitments to Extend Credit and Standby Letters of Credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19.               SEGMENTS

The Company’s principal areas of activity consist of commercial banking, investment banking, investment advisory and trust services, insurance and corporate support and other.

The Company distinguishes its commercial banking segments based on geographic markets served. Currently, we report the CBB and ABB banking markets as a single segment, commercial banking. Prior to 2007, CBB and ABB were reported as separate segments.

The investment banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The investment advisory and trust segment consists of the operations of ACMG, Wagner and CoBiz Trust (previously called Private Asset Management or “PAM”). ACMG and Wagner are SEC-registered investment management firms that manage stock and bond portfolios for individuals and institutions. CoBiz Trust offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance is derived from insurance product sales and referrals, paid by third-party insurance carriers. Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, paid to us by the insurance carrier for distributing and servicing their insurance products.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

For the year ended December 31, 2007	Commercial	Investment	Investment Advisory		Corporate Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income statement
Total interest income	$154,211	$129	$2	$5	$163	$154,510
Total interest expense	60,756	—	—	4	5,851	66,611
Provision for loan losses	3,965	—	—	—	(29)	3,936
Noninterest income	7,398	6,681	4,763	9,397	50	28,289
Noninterest expense	28,444	5,949	4,335	9,497	27,290	75,515
Management fees and allocations	23,045	321	402	703	(24,471)	—
Provision for income taxes	16,710	218	45	(260)	(3,000)	13,713
Net income (loss)	28,689	322	(17)	(542)	(5,428)	23,024
Depreciation and amortization	2,769	63	150	662	98	3,742
Capital expenditures	3,039	95	18	32	1	3,185

At December 31, 2007
Identifiable assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

For the year ended December 31, 2006	Commercial	Investment	Investment Advisory		Corporate Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income statement
Total interest income	$136,119	$95	$23	$13	$194	$136,444
Total interest expense	51,575	—	—	4	5,436	57,015
Provision for loan losses	1,394	—	—	—	(52)	1,342
Noninterest income	6,225	6,214	4,141	13,094	291	29,965
Noninterest expense	20,701	5,129	3,571	11,450	31,076	71,927
Management fees and allocations	27,571	271	310	548	(28,700)	—
Provision for income taxes	15,015	366	122	469	(2,673)	13,299
Net income (loss)	26,088	543	161	636	(4,602)	22,826
Depreciation and amortization	3,033	45	139	644	107	3,968
Capital expenditures	2,493	63	170	565	74	3,365

At December 31, 2006
Identifiable assets	$2,071,416	$9,369	$6,131	$22,436	$3,071	$2,112,423

For the year ended December 31, 2005	Commercial	Investment	Investment Advisory		Corporate Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income statement
Total interest income	$103,254	$23	$14	$19	$146	$103,456
Total interest expense	28,142	—	—	—	4,339	32,481
Provision for loan losses	2,644	—	—	—	(179)	2,465
Noninterest income	5,421	5,158	3,903	10,655	16	25,153
Noninterest expense	21,782	4,197	3,373	9,281	23,847	62,480
Management fees and allocations	20,339	206	244	429	(21,218)	—
Provision for income taxes	12,741	304	124	392	(2,384)	11,177
Net income	23,027	474	176	572	(4,243)	20,006
Depreciation and amortization	3,062	154	61	586	269	4,132
Capital expenditures	2,852	11	217	241	8	3,329

At December 31, 2005 Identifiable assets	$1,897,113	$7,735	$5,398	$20,490	$2,320	$1,933,056

20.               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

(In thousands)	2007	2006

Condensed Statements of Condition
Assets:
Cash on deposit at subsidiary bank	$505	$682
Investment in subsidiaries	267,752	221,340
Accounts receivable from subsidiaries	8,235	11,140
Other	7,667	6,638

Total	$284,159	$239,800

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable to subsidiaries	$154	$—
Junior subordinated debentures	72,166	72,166
Other short-term borrowings	17,070
Other liabilities	5,499	4,959

Total liabilities	94,889	77,125

Shareholders’ Equity	189,270	162,675

Total	$284,159	$239,800

(In thousands)	2007	2006	2005

Condensed Statements of Income
Income:
Management fees	$4,495	$4,289	$2,982
Interest income	180	178	208
Other income	73	295	—

Total income	4,748	4,762	3,190

Expenses:
Salaries and employee benefits	4,680	4,540	3,294
Interest expense	5,863	5,454	4,398
Other expense	2,436	2,068	1,998

Total expenses	12,979	12,062	9,690

Net loss before income taxes	(8,231)	(7,300)	(6,500)

Income tax benefit	2,982	2,703	2,449

Net loss before equity in undistributed earnings of subsidiaries	(5,249)	(4,597)	(4,051)

Equity in undistributed earnings of subsidiaries	28,273	27,423	24,057

Net income	$23,024	$22,826	$20,006

(In thousands)	2007	2006	2005

Condensed Statements of Cash Flow
Cash flows from operating activities:
Net income	$23,024	$22,826	$20,006
Equity in undistributed earnings of subsidiaries	(28,273)	(27,423)	(24,057)
Stock-based compensation	291	1,140	—
Excess tax benefit from stock-based compensation	(1,060)	(905)	—
Change in other assets and liabilities	1,313	1,167	3,010

Net cash used in operating activities	(4,705)	(3,195)	(1,041)

Cash flows from investing activities:
Net cash paid in earn-outs	(438)	(206)	(2,033)
Net cash paid for Wagner Acquisition	(2,037)
Net advances to subsidiaries	(7,996)	(6,283)	(2,847)
Other	8	(56)	(1,128)

Net cash used in investing activities	(10,463)	(6,545)	(6,008)

Cash flows from financing activities:
Proceeds from purchased funds and other short-term borrowings	17,070
Proceeds from issuance of common stock	23,095	2,650	2,073
Payments to repurchase common stock	(20,062)
Proceeds from the issuance of junior subordinated debentures		—	20,000
Redemption of junior subordinated debentures		—	(20,000)
Dividends	(6,173)	(4,960)	(4,210)
Excess tax benefit from stock-based compensation	1,060	905	—
Other	1	—	(74)

Net cash (used in) provided by financing activities	14,991	(1,405)	(2,211)

Net (decrease) increase in cash and cash equivalents	(177)	(11,145)	(9,260)

Cash and cash equivalents — beginning of year	682	11,827	21,087

Cash and cash equivalents — end of year	$505	$682	$11,827

21.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Interest income	$40,164	$39,703	$38,286	$36,357	$36,745	$35,759	$33,218	$30,722
Interest expense	17,275	17,413	16,581	15,342	15,901	15,595	13,656	11,863
Net interest income	22,889	22,290	21,705	21,015	20,844	20,164	19,562	18,859
Net income	5,474	6,007	5,660	5,883	5,485	6,256	5,806	5,279

Earnings per share—basic	$0.24	$0.25	$0.24	$0.25	$0.24	$0.28	$0.26	$0.23

Earnings per share—diluted	$0.23	$0.25	$0.24	$0.24	$0.23	$0.27	$0.25	$0.23

******