Form 10-Q
period 2008-03-31
COBIZ FINANCIAL INC
filed 2008-05-12
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Yes         ☒                           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐                            No           ☒

There were 23,070,222 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at May 8, 2008.

Item 1.  Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(unaudited)

	March 31,	December 31,
(in thousands)	2008	2007
Assets
Cash and due from banks	$55,814	$45,951
Interest bearing deposits and federal funds sold	2,081	3,675
Total cash and cash equivalents	57,895	49,626
Investments:
Investment securities available for sale (cost of $393,289 and $379,677, respectively)	393,736	378,565
Investment securities held to maturity (fair value of $457 and $473, respectively)	449	470
Other investments	16,750	16,628
Total investments	410,935	395,663
Loans, net	1,851,944	1,826,283
Goodwill	45,784	43,386
Intangible assets, net	6,224	2,112
Bank owned life insurance	29,809	29,546
Premises and equipment, net	8,584	8,811
Accrued interest receivable	9,121	10,201
Deferred income taxes	7,863	7,723
Other	21,139	17,661
TOTAL ASSETS	$2,449,298	$2,391,012

Liabilities
Deposits
Demand	$430,875	$439,076
NOW and money market	697,965	631,391
Savings	11,699	11,546
Eurodollar	96,069	77,444
Certificates of deposits	544,798	583,232
Total Deposits	1,781,406	1,742,689
Securities sold under agreements to repurchase	151,680	168,336
Other short-term borrowings	234,743	197,444
Accrued interest and other liabilities	17,189	21,107
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,257,184	$2,201,742
Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 50,000,000 shares authorized; 23,055,901 and 22,992,756 issued and outstanding, respectively	231	230
Additional paid-in capital	97,899	96,906
Retained earnings	92,096	92,128
Accumulated other comprehensive income, net of income tax of $(1,158) and $4, respectively	1,888	6
TOTAL SHAREHOLDERS’ EQUITY	192,114	189,270
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,449,298	$2,391,012

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
INTEREST INCOME:
Interest and fees on loans	$32,275	$30,946
Interest and dividends on investment securities:
Taxable securities	4,808	5,043
Nontaxable securities	31	49
Dividends on securities	177	203
Federal funds sold and other	106	116
Total interest income	37,397	36,357
INTEREST EXPENSE:
Interest on deposits	11,538	9,424
Interest on short-term borrowings	2,630	4,523
Interest on junior subordinated debentures	1,251	1,395
Total interest expense	15,419	15,342
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,978	21,015
Provision for loan and credit losses	5,031	—
NET INTEREST INCOME AFTER PROVISION	16,947	21,015
NONINTEREST INCOME:
Service charges	939	684
Trust and advisory fees	1,676	1,152
Insurance income	3,623	2,630
Investment banking income	293	1,423
Other income	892	743
Total noninterest income	7,423	6,632
NONINTEREST EXPENSE:
Salaries and employee benefits	14,973	12,446
Occupancy expenses, premises and equipment	3,137	2,830
Amortization of intangibles	204	119
Other	3,591	2,990
Total noninterest expense	21,905	18,385
INCOME BEFORE INCOME TAXES	2,465	9,262
Provision for income taxes	870	3,379
NET INCOME	$1,595	$5,883

UNREALIZED APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	1,881	958
COMPREHENSIVE INCOME	$3,476	$6,841

EARNINGS PER SHARE:
Basic	$0.07	$0.25
Diluted	$0.07	$0.24
DIVIDENDS PER SHARE	$0.07	$0.06

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,595	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	163	42
Depreciation and amortization	1,090	963
Amortization of net loan fees	(713)	(575)
Provision for loan and credit losses	5,031	222
Stock-based compensation	423	280
Federal Home Loan Bank stock dividend	(125)	(157)
Deferred income taxes	(1,465)	(384)
Excess tax benefits from stock-based compensation	(55)	(562)
Increase in cash surrender value of bank owned life insurance	(264)	(241)
Supplemental Executive Retirement Plan	220	124
Other operating activities, net	5	(21)
Changes in operating assets and liabilities
Accrued interest receivable	1,080	(240)
Other assets	(1,643)	1,008
Accrued interest and other liabilities	(4,188)	(1,757)

Net cash provided by operating activities	1,154	4,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	—	(1,095)
Purchase of investment securities available for sale	(70,340)	(50,868)
Maturities of investment securities held to maturity	20	36
Maturities of investment securities available for sale	56,515	70,015
Net cash paid in earn-outs	—	(438)
Purchase of BDA	(6,781)	—
Loan originations and repayments, net	(29,979)	(23,711)
Purchase of premises and equipment	(563)	(476)
Other investing activities, net	—	154

Net cash used in investing activities	(51,128)	(6,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, eurodollar and savings accounts	77,151	(9,745)
Net (decrease) increase in certificates of deposits	(38,464)	20,393
Net increase (decrease) in short term borrowings	37,299	(40,882)
Net (decrease) increase in securities sold under agreements to repurchase	(16,656)	30,238
Proceeds from issuance of common stock	516	21,119
Dividends paid on common stock	(1,611)	(1,423)
Excess tax benefit on stock option exercises	55	562
Other financing activities, net	(47)	—

Net cash provided by financing activities	58,243	20,262

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,269	18,464
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,626	38,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,895	$57,440

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its wholly owned subsidiaries:  CoBiz ACMG, Inc.; CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; GMB Equity Partners; Financial Designs Ltd. (FDL); and Wagner Investment Management, Inc. (Wagner), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Company’s name was changed from CoBiz Inc. to CoBiz Financial Inc. at the Annual Meeting of Shareholders held on May 17, 2007.

The Bank is a commercial banking institution with eight locations in the Denver metropolitan area; two locations in Boulder; two near Vail, Colorado; and seven in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner was acquired on December 31, 2007, to supplement the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.  On January 2, 2008, CoBiz Insurance, Inc. acquired substantially all the assets of Bernard Dietrich & Associates (BDA), a commercial and personal property and casualty insurance brokerage serving the Phoenix, Arizona market. CoBiz Insurance, Inc. will operate in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona.

All significant intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with and are qualified in their entirety by our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

2.                                      Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5,

addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption in 2007, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

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

On January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). The ratified final consensus on this issue requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through endorsement split-dollar policies carried in Bank-Owned Life Insurance (BOLI), the effects of which are to be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $16,000 that was charged to retained earnings when it established the obligation for future post-retirement benefits relating to the Company’s applicable endorsement split-dollar life insurance arrangements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this Statement will be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. See Note 11 for additional discussion on fair value measurements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. The effect of the first remeasurement to fair value is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company has not elected the fair value option for any financial instruments since the adoption on January 1, 2008 and there was no impact on the consolidated financial statements relating to the adoption of SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 5 (SFAS 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is evaluating the impact, if any, SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the required disclosures under SFAS 133 in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application allowed.  The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements as the Bank subsidiary utilizes a hedging strategy to manage its exposure to interest rate changes as well as offering certain derivative products to its customers.

3.                                      Acquisitions

Wagner Investment Management, Inc. — On December 31, 2007, the Company acquired Wagner, an SEC-registered investment advisor located in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting. The acquisition of Wagner was completed through the purchase of all of Wagner’s common stock as of the purchase date.  At December 31, 2007, the Company had preliminarily allocated $3,198,000 of the purchase price to goodwill.  In the first quarter of 2008, the Company allocated $1,116,000 out of goodwill and into certain intangible assets consisting of a customer list, trademark and a lease intangible. An adjustment of $11,000 related to direct acquisition costs was also allocated out of goodwill.  The customer list and the lease intangible will be amortized over 12 years and two years (the remaining term of the lease), respectively.  The trademark will be evaluated for impairment and will not be amortized.  The preliminary values are subject to change upon the final valuations, which will be completed within one year of the acquisition.

Bernard Dietrich and Associates, Inc. — On January 2, 2008, the Company acquired substantially all the assets of Bernard Dietrich & Associates, Inc., a provider of commercial and personal property and casualty insurance brokerage, and risk management consulting services located in Phoenix, Arizona.  The results of operations of BDA have not been included prior to the closing date.

The initial purchase price was $6,781,000, consisting of $6,750,000 in cash and $31,000 in direct acquisition costs. A deposit of $750,000 was also put into escrow for potential additional consideration.  The terms of the BDA asset purchase agreement provide for deferred payments for each of the calendar years 2009 and 2010 to be paid to the former shareholders of BDA in proportion to their respective ownership immediately prior to the acquisition. The deferred payments are payable in cash from the escrowed funds of $750,000 and any interest earned.  The deferred payments will be a maximum of $375,000 and $750,000 for 2009 and 2010, respectively, with the aggregate amount of total deferred payments during this two-year period capped at $750,000. The yearly deferred payments will be based on maintaining a revenue threshold as defined in the BDA asset purchase agreement.  The deferred payments will be treated as additional cost of the acquisition and recorded as goodwill in accordance with EITF Issue No. 95-08, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

The Company has preliminarily allocated $3,525,000 of the purchase price to goodwill, which is expected to be tax deductible, $3,200,000 to a customer list intangible asset and $56,000 to other miscellaneous assets.  The customer list will be amortized over 15 years.  The preliminary values are subject to change upon the final valuations, which will be completed within one year of the acquisition.

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2008	2007
Weighted average shares outstanding for basic earnings per share	23,017,307	23,513,264

Effect of dilutive stock options	263,607	691,938

Weighted average shares outstanding for diluted earnings per share	23,280,914	24,205,202

For the three months ended March 31, 2008 and 2007, 1,230,591 and 416,159 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  Common stock issuances of 63,145 and 1,163,855 are included in shares outstanding for the three months ended March 31, 2008 and 2007, respectively.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
(in thousands)	2008	2007

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $(51) and $(39)	$1,560	$1,006

Unrealized gain on derivative securities, net of reclassification to operations of $314 and $(457)	1,475	539

Tax expense related to items of other comprehensive income	(1,154)	(587)
Other comprehensive income, net of tax	$1,881	$958

6.                                      Goodwill and Intangible Assets

At March 31, 2008, goodwill allocations for Wagner and BDA have not been completed.  A summary of goodwill, preliminary adjustments to goodwill and total assets by operating segment at March 31, 2008 is noted below.  See Note 3 for discussion of acquisitions and adjustments.

	Goodwill			Total assets
	December 31,	Acquisitions and	March 31,	March 31,
(in thousands)	2007	adjustments	2008	2008

Commercial banking	$15,348	$—	$15,348	$2,400,019
Investment banking services	5,279	—	5,279	5,292
Investment advisory and trust	7,644	(1,127)	6,517	9,330
Insurance	15,115	3,525	18,640	27,748
Corporate support and other	—	—	—	6,909
Total	$43,386	$2,398	$45,784	$2,449,298

At March 31, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Trademark	Total
December 31, 2007	$2,100	$12	$—	$2,112
Acquisitions:
BDA	3,200	—	—	3,200
Wagner	783	64	269	1,116
Amortization	(185)	(19)	—	(204)
March 31, 2008	$5,898	$57	$269	$6,224

Amortization expense on intangible assets for each of the five succeeding years (excluding $534,000 to be recognized for the remaining nine months of fiscal 2008) is estimated in the following table:

(in thousands)
2009	$674
2010	642
2011	638
2012	638
2013	426
Total	$3,018

7.                                        Derivatives

A summary of outstanding derivatives is as follows:

	At March 31,
	2008		2007
(in thousands)	Notional	Estimated fair value	Notional	Estimated fair value
Asset/liability management hedges:
Cash flow hedge - interest rate swap	115,000	$2,598	110,000	$(1,397)

Customer accomodation derivatives:
Interest rate swap	26,124	$2,021	20,390	$(519)
Reverse interest rate swap	26,124	(2,014)	20,390	519

8.                                        Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at March 31, 2008 is as follows:

(in thousands)	Interest Rate	Junior Subordinated Debentures	Maturity Date	Earliest Call Date

CoBiz Statutory Trust I	3-month LIBOR + 2.95%	$20,619	September 17, 2033	September 17, 2008

CoBiz Capital Trust II	3-month LIBOR + 2.60%	$30,928	July 23, 2034	July 23, 2009

CoBiz Capital Trust III	3-month LIBOR + 1.45%	$20,619	September 30, 2035	September 30, 2010

9.                                              Share-Based Compensation Plans

During the first three months of 2008 and 2007, the Company recognized compensation expense, net of estimated forfeitures, of $423,000 and $280,000 for stock-based compensation awards for which the requisite service was rendered in the period. Estimated forfeitures are periodically evaluated and updated based on historical and expected future behavior. Stock-based compensation had the following effect on net income, earnings per share and cash flows for the three months ending March 31:

	Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2008	2007
Income before income taxes	$(423)	$(280)
Net income	(306)	(226)
Earnings per share - basic	(0.01)	(0.01)
Earnings per share - diluted	(0.01)	(0.01)
Cash used by operating activities	(55)	(562)
Cash provided by financing activities (tax benefit)	55	562

The Company uses the Black-Scholes model to estimate the fair value of stock options using management assumptions for risk-free interest rate, dividend, volatility and expected life. Expected life is evaluated on a periodic basis using historical experience and future expected exercise behavior assumptions.

A summary of changes in option awards for the three months ended March 31, 2008, is as follows:

		Weighted average
		exercise
	Shares	price
Outstanding — December 31, 207	2,201,722	$14.85
Granted	51,500	13.72
Exercised	48,365	7.11
Forfeited	13,509	20.27

Outstanding — March 31, 2008	2,191,348	$14.96
Exercisable — March 31, 2008	1,432,814	$12.52

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $3.01.

A summary of changes in stock awards for the three months ended March 31, 2008, is as follows:

		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2007	2,000	$21.07
Granted	—	—
Vested	400	21.07
Forfeited	—	—
Nonvested at March 31, 2008	1,600	$21.07

At March 31, 2008, there was $2,518,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 1.92 years.

10.                                       Segments

The Company’s principal areas of activity consist of Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance, and Corporate Support and Other.

The CBB and ABB banking markets are presented as a single segment, commercial banking.

The Investment Banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

The Investment Advisory and Trust segment consists of the operations of ACMG, Wagner (acquired on December 31, 2007) and CoBiz Trust. ACMG and Wagner are SEC-registered investment management firms that manage stock and bond portfolios for individuals and institutions. CoBiz Trust offers wealth management and investment advisory services, fiduciary (trust) services, and estate administration services.

The Insurance segment includes the activities of FDL and CoBiz Insurance, Inc. which operates in metro Denver and metro Phoenix markets as CoBiz Insurance — Colorado and — Arizona, respectively. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance, Inc. is derived from insurance product sales and referrals, and are paid by third-party insurance carriers. Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, and are paid to us by the insurance carrier for distributing and servicing their insurance products.

Corporate Support and Other includes activities that are not directly attributable to the other reportable segments and primarily consist of the activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	Three months ended March 31, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$37,347	$7	$3	$4	$36	$37,397
Total interest expense	13,898	—	1	3	1,517	15,419
Net interest income	23,449	7	2	1	(1,481)	21,978
Provision for loan losses	5,031	—	—	—	—	5,031
Net interest income after provision	18,418	7	2	1	(1,481)	16,947
Noninterest income	1,760	293	1,676	3,623	71	7,423
Noninterest expense	7,883	927	1,695	3,410	7,990	21,905
Income before income taxes	12,295	(627)	(17)	214	(9,400)	2,465
Provision for income taxes	4,575	(237)	4	93	(3,565)	870
Net income before management fees and overhead allocations	7,720	(390)	(21)	121	(5,835)	1,595
Management fees and overhead allocations, net of tax	4,274	49	86	121	(4,530)	—
Net income	$3,446	$(439)	$(107)	$—	$(1,305)	$1,595

Balance Sheet	At March 31, 2008

Total assets	$2,400,019	$5,292	$9,330	$27,748	$6,909	$2,449,298
Total gross loans and leases	1,875,284	—	—	—	—	1,875,284
Total deposits & customer repos	1,932,093	—	993	—	—	1,933,086

	Three months ended March 31, 2007
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$36,277	$39	$—	$1	$40	$36,357
Total interest expense	13,948	—	—	2	1,392	15,342
Net interest income	22,329	39	—	(1)	(1,352)	21,015
Provision for loan losses	29	—	—	—	(29)	—
Net interest income after provision	22,300	39	—	(1)	(1,323)	21,015
Noninterest income	1,426	1,423	1,152	2,630	1	6,632
Noninterest expense	6,470	1,520	1,000	2,458	6,937	18,385
Income before income taxes	17,256	(58)	152	171	(8,259)	9,262
Provision for income taxes	6,329	(19)	51	78	(3,060)	3,379
Net income before management fees and overhead allocations	10,927	(39)	101	93	(5,199)	5,883
Management fees and overhead allocations, net of tax	3,743	44	57	105	(3,949)	—
Net income	$7,184	$(83)	$44	$(12)	$(1,250)	$5,883

Balance Sheet	At March 31, 2007

Total assets	$2,099,211	$7,520	$5,950	$22,317	$2,310	$2,137,308
Total gross loans and leases	1,568,737	—	—	—	—	1,568,737
Total deposits & customer repos	1,743,596	—	1,244	—	—	1,744,840

11.                               Fair Value

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities has been delayed until fiscal years beginning after November 15, 2008.  Accordingly, the Company will apply the requirements of SFAS 157 to the evaluation of goodwill impairment, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment assessment beginning January 1, 2009.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Available for sale securities — At March 31, 2008, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value and consisting of mortgage-backed securities, U.S. Government agencies, and obligations of states and political subdivisions.  The value of the majority of these securities is provided by an independent pricing service and are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

Derivative financial instruments — Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The fair value of the derivative instruments is provided by an independent valuation service.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates, and discount rates.   The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic Private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at March 31, 2008.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with SFAS 114.  The fair value of other impaired loans is measured using a discounted cash flow analysis.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements using:
(in thousands)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$378,641	$—	$378,641	$—
Trust preferred securites	11,647	11,647	—	—
Obligations of states and political subdivisions	3,448	—	3,448	—
Total available for sale securities	$393,736	$11,647	$382,089	$—

Derivatives
Cash flow hedge - interest rate swap	$2,598	$—	$2,598	$—
Interest rate swap	2,021	—	2,021	—
Total derivative assets	$4,619	$—	$4,619	$—

Liabilities
Derivatives
Reverse interest rate swap	$2,014	$—	$2,014	$—

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements using:
(in thousands)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans (impaired)	$4,875	$—	$4,770	$105

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2007. For a discussion of the segments included in our principal activities, see Note 10 to these financial statements.

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

Financial and Operational Highlights

•                  Net income for the three months ended March 31, 2008, was $1.6 million compared to $5.9 million for the year-earlier period.

•                  Diluted earnings per share for the quarter ended March 31, 2008, was $0.07 compared to $0.24 for the year-earlier period.

•                  Net interest margin on a tax-equivalent basis was 4.01% for the three months ended March 31, 2008 compared to 4.21% for the three months ended December 31, 2007, and 4.38% for the year-earlier period.

•                  Provision for loan and credit losses for three months ended March 31, 2008, was $5.0 million compared to $0.2 million for the year-earlier period and $3.9 million for fiscal 2007.

•                  Gross loans increased $29.0 million during the quarter or 6.3% on an annualized basis.

•                  Net loan charge-offs totaled $1.7 million compared to $1.8 million for fiscal 2007.

•                  Nonperforming assets increased to $17.8 million or 0.73% of total assets at March 31, 2008, compared to $3.5 million or 0.15% at December 31, 2007.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the adoption of SFAS 157 (see discussion at Note 11 to the Condensed Consolidated Financial Statements), there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Financial Condition

Total assets were $2.4 billion at March 31, 2008, an increase of $58.3 million since December 31, 2007, relating primarily to growth in the investment and loan portfolios.

Investments.  Investments increased $15.3 million from $395.7 million at December 31, 2007 to $410.9 million at March 31, 2008.  The increase related to the purchase of approximately $50.8 million of high-quality FNMA and FHLMC mortgage-backed securities, offset by the maturity of approximately $36.5 million in U.S. government agency securities. The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, a customer repurchase program and wholesale borrowings. During the third quarter of 2007, the Company introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product. The Eurodollar product provides a slightly better rate to compensate customers for the lack of collateral.  At March 31, 2008, the investment portfolio comprised 16.8% of total assets, a historically lower percentage made possible in part by the decreasing collateral burden of the customer repurchase agreement product and migration of customer funds into the Eurodollar product.

Loans.  Gross loans increased by $29.0 million from December 31, 2007, to $1.9 billion at March 31, 2008, representing annualized growth of 6.31%.  The first quarter is typically a slow period for loan growth.  In addition, the portfolio realized significant growth of 22.24% (annualized) in the fourth quarter of 2007 which partially depleted the lending pipeline. The current quarter increase in loans is primarily due to growth from the Colorado market of $35.7 million offset by net paydowns of $6.8 million on the Arizona portfolio. Approximately 63% of the total loan portfolio is in the Colorado market.

	March 31, 2008		December 31, 2007		March 31, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$572,008	30.9%	$576,959	31.6%	$480,339	31.0%
Real Estate - mortgage	907,962	49.0%	874,226	47.9%	727,109	46.9%
Real Estate - construction	308,756	16.7%	309,568	17.0%	291,971	18.8%
Consumer	73,078	3.9%	71,422	3.9%	56,014	3.6%
Other	13,480	0.7%	14,151	0.7%	13,304	0.9%
Gross loans	1,875,284	101.3%	1,846,326	101.1%	1,568,737	101.2%
Less allowance for loan losses	(23,340)	(1.3)%	(20,043)	(1.1)%	(17,862)	(1.2)%
Net loans	$1,851,944	100.0%	$1,826,283	100.0%	$1,550,875	100.0%

Goodwill.  Goodwill increased by $2.4 million to $45.8 million at March 31, 2008, from $43.4 million at December 31, 2007.  Goodwill was increased by $3.5 million related to the BDA asset acquisition and offset by a decrease of $1.1 million in adjustments related to the reclassification of intangible assets on the Wagner acquisition.  Goodwill is subject to purchase price allocation adjustments for one year following an acquisition.

Accrued Interest Receivable.  Accrued interest receivable decreased by $1.1 million to $9.1 million at March 31, 2008, from $10.2 million at December 31, 2007. The decrease is related to the collection of accrued interest on matured agency debentures and a decrease in the yield on the loan portfolio.

Deferred Income Taxes.  Deferred income taxes increased slightly by $0.1 million since December 31, 2007, the net result of changes in the allowance for loan losses, unrealized gains and losses in the securities portfolio and the fair market value of our interest rate swaps.

Other Assets.  Other Assets increased $3.4 million to $21.1 million at March 31, 2008, from $17.7 million at December 31, 2007.  Contributing to the increase was $1.2 million from an income tax receivable, a $1.5 million increase in the fair value of interest rate swaps and a $0.7 million increase in other miscellaneous assets.

Deposits.  Total deposits increased by $38.7 million during the quarter to $1.78 billion at March 31, 2008 compared to $1.74 billion at December 31, 2007. The increase is largely due to gains in NOW and money market accounts of $66.6 million and $18.6 million in Eurodollar deposits, offset by declines in certificates of deposit of $38.4 million. The Eurodollar sweep product introduced in 2007 continues to attract both new and existing customers, with a significant portion migrating from the customer repurchase product. Core-deposit growth continues to be a challenge due to competition from other banks and financial service providers as well as current economic conditions.

	March 31, 2008		December 31, 2007		March 31, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market accounts	$697,965	36.1%	$631,391	33.0%	$562,594	32.2%
Savings	11,699	0.6%	11,546	0.6%	12,191	0.7%
Eurodollar	96,069	5.0%	77,444	4.1%	—	0.0%
Certificates of deposits under $100,000	114,275	5.9%	126,478	6.6%	100,866	5.8%
Certificates of deposits $100,000 and over	430,523	22.3%	456,754	23.9%	368,031	21.1%
Total interest-bearing deposits	1,350,531	69.9%	1,303,613	68.2%	1,043,682	59.8%
Noninterest-bearing demand deposits	430,875	22.3%	439,076	23.0%	443,303	25.4%
Customer repurchase agreements	151,680	7.8%	168,336	8.8%	257,855	14.8%
Total deposits and customer repurchase agreements	$1,933,086	100.0%	$1,911,025	100.0%	$1,744,840	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $16.7 million, partially due to the migration of funds to the Eurodollar sweep product. Although the customer repurchase sweep continues to be a popular product with $151.7 million at March 31, 2008, the Company anticipates that the balance will continue to decrease in future periods as additional customers move to the Eurodollar sweep.

Other Short-Term Borrowings.  Other short-term borrowings increased $37.3 million to $234.7 million at March 31, 2008, from $197.4 million at December 31, 2007.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), advances on a revolving line-of-credit and short-term borrowings from the U.S. Treasury. Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and slowing economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $3.9 million to $17.2 million at March 31, 2008, from $21.1 million at December 31, 2007. The decrease was primarily related to a $4.6 million reduction in accrued bonuses caused by the payment of year-end bonuses in the first quarter, offset by a $0.9 million increase in commissions’ payable caused by the acquisition of BDA.

Results of Operations

Overview

The following table presents the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
			Increase/(decrease)
(in thousands)	2008	2007	Amount	%

Interest income	$37,397	$36,357	$1,040	2.9%
Interest expense	15,419	15,342	77	0.5%
NET INTEREST INCOME BEFORE PROVISION	21,978	21,015	963	4.6%
Provision for loan losses	5,031	—	5,031	100.0%
NET INTEREST INCOME AFTER PROVISION	16,947	21,015	(4,068)	(19.4)%
Noninterest income	7,423	6,632	791	11.9%
Noninterest expense	21,905	18,385	3,520	19.1%
INCOME BEFORE INCOME TAXES	2,465	9,262	(6,797)	(73.4)%
Provision for income taxes	870	3,379	(2,509)	(74.3)%
NET INCOME	$1,595	$5,883	$(4,288)	(72.9)%

Annualized return on average assets for the three months ended March 31, 2008, was 0.27%, compared to 1.13% for the same period in 2007.  Annualized return on average common shareholders’ equity for the three months ended March 31, 2008 was 3.29%, compared to 13.19% for the same period in 2007. The decrease in our return on average assets and average equity ratios is primarily the result of a $5.0 million loan loss provision recorded during the first quarter of 2008. The Company actively monitors the quality of its loan portfolio, including construction and development credits in Arizona, which are being impacted by the continuing deterioration of real estate values.  The increase in the provision for loan losses during the three months ended March 31, 2008 was a reflection of this deterioration.  The Company was also negatively impacted by a slow quarter for revenue transactions by its fee-based businesses.  Management anticipates an increased momentum from our fee-based business, particularly in the Investment Banking and Wealth Transfer divisions as the year progresses.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. Falling short-term rates have compressed the net interest margin as rate decreases to our deposit portfolio do not occur as fast as decreases to our loan and investment portfolios. The Federal Open Markets Committee (FOMC) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  In the fourth quarter of 2007, the FOMC lowered the target federal funds rate by 50 basis points.  Since the end of 2007, the FOMC has lowered the target federal funds rate an additional 200 basis points to 2.25%.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
		2008			2007
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
Assets
Federal funds sold and other	$10,580	$106	4.01%	$8,457	$116	5.49%
Investment securities (2)	386,591	5,042	5.22%	414,251	5,324	5.14%
Loans (2), (3)	1,843,781	32,398	7.03%	1,555,098	31,068	7.99%
Allowance for loan losses	(21,249)			(17,981)
Total interest earning assets	$2,219,703	$37,546	6.77%	$1,959,825	$36,508	7.45%
Noninterest-earning assets
Cash and due from banks	41,630			44,611
Other	136,305			111,486
Total assets	$2,397,638			$2,115,922

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$676,053	$4,369	2.60%	$555,667	$4,219	3.08%
Savings	11,242	49	1.75%	11,101	43	1.57%
Eurodollar	92,668	612	2.61%	—	—	—
Certificates of deposits
Under $100,000	118,842	1,356	4.59%	94,099	1,076	4.64%
$ 100,000 and over	453,524	5,152	4.57%	336,018	4,086	4.93%
Total Interest-bearing deposits	$1,352,329	$11,538	3.43%	$996,885	$9,424	3.83%
Other borrowings
Securities sold under agreements to repurchase and other short-term borrowings	340,251	2,630	3.09%	412,230	4,523	4.39%
Junior subordinated debentures	72,166	1,251	6.93%	72,166	1,395	7.73%
Total interest-bearing liabilities	$1,764,746	$15,419	3.51%	$1,481,281	$15,342	4.18%
Noninterest-bearing demand accounts	421,008			435,353
Total deposits and interest-bearing liabilities	2,185,754			1,916,634
Other noninterest-bearing liabilities	17,134			18,398
Total liabilities	2,202,888			1,935,032
Shareholders’ equity	194,750			180,890
Total liabilities and shareholders’ equity	$2,397,638			$2,115,922
Net interest income (taxable equivalent)		$22,127			$21,166
Net interest spread			3.26%			3.27%
Net interest margin			4.01%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.78%			132.31%

(1)                                 Average yield or cost for the three months ended March 31, 2008 and 2007 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                 Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                 Loan fees included in interest income are not material. Nonaccrual loans have been excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three months ended March 31, 2008 was primarily driven by an increase in the average volume of the loan portfolio.  Our average loan portfolio increased by $288.7 million for the three months ended March 31, 2008, over the same period in 2007, primarily driven by Term Real Estate and Commercial loans in Colorado.  Yields on average earning assets at March 31, 2008 decreased 68 basis points or 0.68% from the first quarter in 2007.  Similarly, rates on average interest-bearing liabilities at March 31, 2008, decreased by 67 basis points or 0.67% from the first quarter in 2007.

Our net interest income is driven almost exclusively by our core banking franchise. Future increases in net interest income will primarily come by increasing our loan and investment portfolios, offset by the cost of funds from growth in our deposit portfolio and other funding sources. We expect to continue augmenting the organic growth from our existing banks with the addition of new de novo banks in Arizona and Colorado as qualified bank presidents are identified.  However, in the event of future rate cuts by the FOMC, our net interest margin will greatly depend on how successful we are in continuing to pass on additional rate decreases to our customers, as well as the rates we may be required to pay to attract new deposits.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
			Increase/(decrease)
(in thousands)	2008	2007	Amount	%
NONINTEREST INCOME
Deposit service charges	$939	$684	$255	37%
Other loan fees	197	184	13	7%
Investment advisory and trust income	1,676	1,152	524	45%
Insurance income	3,623	2,630	993	38%
Investment banking income	293	1,423	(1,130)	(79)%
Other income	695	559	136	24%
Total noninterest income	$7,423	$6,632	$791	12%

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

Deposit Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period. Deposit service charges are up 37.3% from the prior-year period, mainly due to treasury management analysis fees. The earnings credit rate applied to analysis balances has decreased as general interest rates have declined. As a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three months ended March 31, 2008, increased by $0.5 million to $1.7 million over the same period in 2007.  The increase in Investment Advisory and Trust income was mainly attributed to the acquisition of Wagner on December 31, 2007.  At March 31, 2008, the Investment Advisory and Trust segment had a combined $1.6 billion in assets under management (discretionary and non-discretionary) compared to $804.0 million at March 31, 2007.  The increase in the overall assets under management is mainly due to the acquisition of Wagner, which increased assets under management by $843.5 million.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. As the fees on these products are transactional by nature, fee income can fluctuate from period-to-period based on the number of transactions that have been closed. Insurance income for the three months ended March 31, 2008 increased by $1.0 million to $3.6 million over the same period in 2007.  The increase in insurance income for the three months ended March 31, 2008, resulted from the acquisition of BDA which contributed $1.3 million in revenue, offset by a decrease in First-Year Life revenue from the wealth transfer division.

For the three months ended on March 31, 2008 and 2007, revenue earned from the Insurance segment is comprised of the following:

	Three months ended March 31,
(in thousands)	2008	2007

Wealth transfer and executive compensation	21.37%	51.50%
Benefits consulting	23.55%	28.82%
Property and casualty	52.14%	16.73%
Fee income	2.94%	2.95%
	100.00%	100.00%

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three months ended March 31, 2008, decreased by $1.1 million to $0.3 million over the same period in 2007. The decrease in investment banking income was due to the lack of deals closed during 2008 compared to the same period in 2007.

Other Income.  Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended March 31, 2008, did not materially fluctuate from the same period in 2007.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
			Increase/(decrease)
(in thousands)	2008	2007	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,550	$12,166	$2,384	20%
Stock-based compensation expense	423	280	143	51%
Occupancy expenses, premises and equipment	3,137	2,830	307	11%
Amortization of intangibles	204	118	86	73%
Other operating expenses	3,591	2,991	600	20%
Total noninterest expenses	$21,905	$18,385	$3,520	19%

Salaries and Employee Benefits.  Salaries and employee benefits for the three months ended March 31, 2008 increased by $2.4 million over the same period in 2007 primarily due to the acquisitions of BDA and Wagner which contributed $1.2 million of the increase.  Also contributing to the increase was growth in our employee base and an annual merit increase that was effective January 1, 2008 (which averaged 4%).  At March 31, 2008, the Company employed 550 full-time-equivalent employees, compared to 468 a year earlier.

Stock-based Compensation. The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  Stock-based compensation increased 51% during the three months ended March 31, 2008 compared to the same period in 2007.  The increase is primarily due to the annual stock-option grants the Company issued to employees in May of 2007.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance. Occupancy costs for 2008 increased by $0.3 million primarily due to the acquisitions of BDA  and Wagner coupled with increased rent expense from two new leases.

Amortization of Intangibles. Amortization of intangibles is primarily related to customer relationships and non-compete agreements.  Amortization for the three months ended March 31, 2008, increased $0.1 million compared to the same period in 2007.  The increase in amortization expense is primarily the result of the impact of the additional amortization of intangible assets acquired in connection with the acquisition of Wagner and BDA.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs, and provision expense for off-balance sheet commitments. The increase in other operating expenses of $0.6 million for the three months ended March 31, 2008, over the same period in 2007 was primarily attributed to a $0.2 million increase related to the impact of the FDICs new risk-based assessment rate framework, a $0.1 million increase in marketing costs and a $0.3 million increase in other miscellaneous expenses.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $5.0 million for the quarter ended March 31, 2008 compared to $0.2 million for the same period in 2007.  The increase is a reflection of the deterioration in the Arizona real estate market during the first quarter of 2008.  The negative trend in real estate values that started in 2007 continued into 2008, and certain real estate development loans in the Arizona market were further downgraded based on current property appraisals that showed declining collateral values. To date, the asset quality problems have been isolated primarily to land acquisition and development loans in the Arizona market.  All loans are continually monitored to identify potential problems with repayment and collateral sufficiency.  Loans collateralized by real estate in the Arizona portfolio are being closely examined in light of continued land value declines. At March 31, 2008, the allowance for loan and credit losses amounted to 1.28% of total loans, compared to 1.19% a year earlier. Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

During the quarter, the Company had net charge-offs of $1.7 million compared to net charge-offs of $1.8 million for fiscal year 2007. The Company’s percentage of non-performing assets to total assets at March 31, 2008 was 73 basis points (0.73%) versus 15 basis points (0.15%) at December 31, 2007. The 2008 net charge-offs primarily relate to two Arizona credit relationships.

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

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Balance of allowance for loan losses at beginning of period	$20,043	$17,871	$17,871
Charge-offs:
Commercial	544	1,803	18
Real estate — mortgage	1,071	—	—
Consumer	124	30	15
Other	—	5	—
Total charge-offs	1,739	1,838	33
Recoveries:
Commercial	4	56	19
Consumer	1	18	1
Other	—	—	4
Total recoveries	5	74	24
Net (charge-offs)	(1,734)	(1,764)	(9)
Provision for loan losses charged to operations	5,031	3,936	—
Balance of allowance for loan losses at end of period	$23,340	$20,043	$17,862

Balance of allowance for credit losses at beginning of period	$576	$576	$576
Provision for credit losses charged to operations	—	—	222
Balance of allowance for credit losses at end of period	$576	$576	$798

Total provision for loan and credit losses charged to operations	$5,031	$3,936	$222

Ratio of net charge-offs to average loans	0.09%	0.11%	0.00%

Average loans outstanding during the period	$1,853,493	$1,665,379	$1,557,779

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets at the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2008	2007	2007
Nonperforming Loans:
Loans 90 days or more past due and still accruing interest	$4,825	$2,208	$—
Nonaccrual loans	12,974	1,202	4,303
Total nonperforming loans	17,799	3,410	4,303
Repossessed assets	5	90	—
Total nonperforming assets	$17,804	$3,500	$4,303
Allowance for loan losses	$23,340	$20,043	$17,862
Allowance for credit losses	$576	$576	$798
Allowance for loan and credit losses	$23,916	$20,619	$18,660
Ratio of nonperforming assets to total assets	0.73%	0.15%	0.20%
Ratio of nonperforming loans to total loans	0.95%	0.18%	0.27%
Ratio of allowance for loan and credit losses to total loans	1.28%	1.12%	1.19%
Ratio of allowance for loan and credit losses to nonperforming loans	134.37%	604.69%	433.67%

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2008:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$493,485	$280,314	$27,991	$1,170	$802,960
Standby letters of credit	41,705	2,820	216	—	44,741
Commercial letters of credit	1,497	3,453	—	—	4,950
Unfunded commitments for unconsolidated investments	2,070	—	—	—	2,070
Company guarantees	2,131	—	—	—	2,131

Total commitments	$540,888	$286,587	$28,207	$1,170	$856,852

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model. We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur. Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition. The Company has committed to make additional earn-out payments to the former shareholders of Wagner and BDA based on earnings performance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2008, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$44,853	$—	$—	$—	$44,853
FHLB overnight funds purchased	—	—	—	—	—
Repurchase agreements	151,680	—	—	—	151,680
FHLB advances	167,000	—	—	—	167,000
Junior subordinated debentures (1)	3,065	1,812	—	72,166	77,043
Operating lease obligations	4,901	8,728	6,989	8,609	29,227
Revolving line of credit (2)	23,182	—	—	—	23,182
Supplemental executive retirement plan	—	—	—	2,338	2,338

Total contractual obligations	$394,681	$10,540	$6,989	$83,113	$495,323

(1) Includes estimated interest payments of $3.1 million due “Within one year” and $1.8 million due “After one but within three years.”  Interest reported above was calculated at the actual borrowing rate at March 31, 2008.  Assumes each junior subordinated debenture remains outstanding until corresponding earliest call date.  Because interest rates paid on junior subordinated debentures are variable rates, actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 8 to our Condensed Consolidated Financial Statements for additional information on junior subordinated debentures.

(2) Includes estimated interest payments of $0.3 million due “Within one year.” For amounts outstanding under our revolving line of credit facility, interest reported above was calculated using the actual borrowing rate and amount outstanding at March 31, 2008. Because the interest rate paid under the revolving credit facility is a variable rate, actual interest payments will differ based on the benchmark rate and actual amounts outstanding for the applicable periods.

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet. Because the interest-rate swaps recorded on the balance sheet at March 31, 2008 do not represent amounts that will ultimately be received or paid under the contracts, they are excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments, and cash flows from mortgage-backed securities.  Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth or borrowings under lines of credit with correspondent banks.

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance, risk management, and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

The Company’s current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are relatively unstable.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At March 31, 2008, shareholders’ equity totaled $192.1 million, a $2.8 million increase from December 31, 2007 due to a $1.8 million increase in accumulated other comprehensive income due to unrealized gains in the investment portfolio; net income of $1.6 million; and $1.0 million due to stock options, excess tax benefits on option exercises and employee stock purchase plan activity.  These increases were offset by dividend payments of $1.6 million.

Liquidity from asset categories is provided through cash, interest-bearing deposits with banks and federal funds sold, which totaled $57.9 million at March 31, 2008, compared to $49.6 million at December 31, 2007.   Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at March 31, 2008, were $1.8 billion, compared to $1.7 billion at December 31, 2007.  In addition, the Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, borrowings from the FHLB and revolving lines-of-credit. The Bank has approved federal funds purchase lines with 10 correspondent banks with an aggregate credit line of $265.0 million, as well as credit lines with three firms to transact repurchase agreements which are limited based on available collateral sources. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At March 31, 2008, we had $146.4 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  We also participate in the U.S. Treasury’s Term Investment Option (TIO) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. Additionally, in August 2007, the Company entered into a one-year $30.0 million revolving line of credit agreement to be used for general corporate purposes. The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section above.  The Company has also committed to investing in certain partnerships.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with our available lines of credit will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2008, the Bank is considered “Well Capitalized” under the regulatory risk based capital guidelines. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

                                    •  The risks identified under “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2007.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2008, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2008, the end of the period covered by this report (Evaluation Date), pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits

Exhibits and Index of Exhibits.

                                    10.1                                    Amendment No. 1 to Revolving Credit Agreement between CoBiz Financial Inc. and U.S. Bank National Association dated August 2, 2007.

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

COBIZ FINANCIAL INC.

Date:	May 12, 2008	By	/s/ Steven Bangert
Steven Bangert, Chairman and CEO

Date:	May 12, 2008	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and CFO