Form 10-Q
period 2008-06-30
COBIZ FINANCIAL INC
filed 2008-08-11
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

There were 23,100,394 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at August 5, 2008.

Item 1.  Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(unaudited)

	June 30,	December 31,
(in thousands)	2008	2007
Assets
Cash and due from banks	$57,477	$45,951
Interest bearing deposits and federal funds sold	4,690	3,675
Total cash and cash equivalents	62,167	49,626
Investments:
Investment securities available for sale (cost of $401,798 and 379,677, respectively)	398,560	378,565

Investment securities held to maturity (fair value of $531 and 473, respectively)	432	470
Other investments	19,026	16,628
Total investments	418,018	395,663
Loans, net of allowance for loan losses of $25,727 and $20,043, respectively	1,935,450	1,826,283
Goodwill	45,785	43,386
Intangible assets, net of amortization of $2,900 and $2,511, respectively	6,039	2,112
Bank-owned life insurance	30,112	29,546
Premises and equipment, net of depreciation of $22,955 and $21,854, respectively	8,958	8,811
Accrued interest receivable	8,852	10,201
Deferred income taxes	10,911	7,723
Other	21,879	17,661
TOTAL ASSETS	$2,548,171	$2,391,012

Liabilities
Deposits
Demand	446,145	439,076
NOW and money market	626,500	631,391
Savings	10,726	11,546
Eurodollar	100,771	77,444
Certificates of deposits	467,791	583,232
Total Deposits	1,651,933	1,742,689
Securities sold under agreements to repurchase	131,717	168,336
Other short-term borrowings	479,828	197,444
Accrued interest and other liabilities	20,035	21,107
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	$2,355,679	$2,201,742

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $0.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $0.01 par value; 50,000,000 shares authorized; 23,095,394 and 22,992,756 ssued and outstanding, respectively	231	230
Additional paid-in capital	98,601	96,906
Retained earnings	94,664	92,128
Accumulated other comprehensive (loss) income, net of income tax of $(615) and $4, respectively	(1,004)	6
TOTAL SHAREHOLDERS’ EQUITY	192,492	189,270
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,548,171	$2,391,012

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$30,167	$32,764	$62,442	$63,709
Interest and dividends on investment securities:
Taxable securities	5,208	5,160	10,015	10,204
Nontaxable securities	31	34	62	83
Dividends on securities	173	206	351	409
Federal funds sold and other	60	122	166	238
Total interest income	35,639	38,286	73,036	74,643
INTEREST EXPENSE:
Interest on deposits	8,613	10,681	20,152	20,106
Interest on short-term borrowings	2,564	4,491	5,193	9,013
Interest on junior subordinated debentures	966	1,409	2,217	2,804
Total interest expense	12,143	16,581	27,562	31,923

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,496	21,705	45,474	42,720
Provision for loan losses	5,986	1,037	11,017	1,037
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,510	20,668	34,457	41,683
NONINTEREST INCOME:
Service charges	972	744	1,911	1,428
Trust and advisory fees	1,739	1,192	3,412	2,344
Insurance income	4,153	2,440	7,776	5,070
Investment banking income	3,196	959	3,489	2,382
Other income	1,510	990	2,405	1,733
Total noninterest income	11,570	6,325	18,993	12,957
NONINTEREST EXPENSE:
Salaries and employee benefits	16,078	12,015	31,051	24,461
Occupancy expenses, premises and equipment	3,247	2,845	6,384	5,675
Amortization of intangibles	186	118	389	237
Other	2,957	2,813	6,498	5,761
Loss on sale of other assets and securities	9	214	60	256
Total noninterest expense	22,477	18,005	44,382	36,390
INCOME BEFORE INCOME TAXES	6,603	8,988	9,068	18,250
Provision for income taxes	2,420	3,328	3,290	6,707
NET INCOME	$4,183	$5,660	$5,778	$11,543
UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(2,892)	(724)	(1,010)	234
COMPREHENSIVE INCOME	$1,291	$4,936	$4,768	$11,777

EARNINGS PER SHARE:
Basic	$0.18	$0.24	$0.25	$0.49
Diluted	$0.18	$0.23	$0.25	$0.47
DIVIDENDS PER SHARE	$0.07	$0.06	$0.14	$0.12

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2008
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,778	$11,543
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	354	123
Depreciation and amortization	2,146	1,887
Amortization of net loan fees	(1,394)	(1,230)
Provision for loan and credit losses	10,667	1,037
Stock-based compensation	886	708
Federal Home Loan Bank stock dividend	(246)	(312)
Deferred income taxes	(2,510)	(963)
Excess tax benefits from stock-based compensation	(96)	(929)
Increase in cash surrender value of bank owned life insurance	(567)	(476)
Supplemental executive retirement plan	416	344
Other operating activities, net	(417)	(126)
Changes in operating assets and liabilities
Accrued interest receivable	1,349	(632)
Other assets	(1,258)	250
Accrued interest and other liabilities	(1,228)	(1,195)
Net cash provided by operating activities	13,880	10,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,157)	(1,515)
Proceeds from other investments	483	257
Purchase of investment securities available for sale	(101,146)	(157,517)
Maturities of investment securities held to maturity	38	55
Maturities of investment securities available for sale	78,629	160,943
Proceeds from sale of investment securities	—	1,053
Net cash paid in earn-outs	—	(438)
Purchase of Bernard Dietrich and Associates	(6,781)	—
Proceeds from sales of other real estate owned	262	—
Loan originations and repayments, net	(121,372)	(133,969)
Purchase of premises and equipment	(1,788)	(1,272)
Other investing activities, net	3	80
Net cash used in investing activities	(153,829)	(132,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, eurodollar and savings accounts	24,685	30,472
Net (decrease) increase in certificates of deposits	(115,497)	66,719
Net increase in short term borrowings	282,384	17,908
Net (decrease) increase in securities sold under agreements to repurchase	(36,619)	16,640
Proceeds from issuance of common stock	714	22,596
Dividends paid on common stock	(3,226)	(2,862)
Excess tax benefit on stock option exercises	96	929
Other financing activities, net	(47)	—

Net cash provided by financing activities	152,490	152,402

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,541	30,108
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,626	38,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,167	$69,084

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its wholly owned subsidiaries:  CoBiz Bank (Bank); CoBiz ACMG, Inc.; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; GMB Equity Partners; Financial Designs Ltd. (FDL); and Wagner Investment Management, Inc. (Wagner), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three or six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

2.           Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5, addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption in 2007, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (SFAS 141R). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and non-controlling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will evaluate the impact SFAS 141R will have on its consolidated financial statements if an acquisition occurs.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the required disclosures under SFAS 133 in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application allowed.  The Company is currently evaluating the impact SFAS 161 will have on its disclosures as the Bank subsidiary utilizes a hedging strategy to manage its exposure to interest rate changes as well as offering certain derivative products to its customers.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of nongovernmental entity financial statements and reflects the FASB’s belief that the responsibility for selecting the appropriate and relevant accounting principles rests with the entity. The FASB does not expect SFAS 162 to change current practice but in the rare circumstance there is a change from current practice, the statement includes transition provisions.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the guidance in this standard to have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents.  The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company is evaluating the impact, if any, the FSP will have on its consolidated financial statements.

3.                                      Acquisitions

Wagner Investment Management, Inc. — On December 31, 2007, the Company acquired Wagner, an SEC-registered investment advisor located in Denver, Colorado. The acquisition was accounted for using the purchase method of accounting. The acquisition of Wagner was completed through the purchase of all of Wagner’s common stock as of the purchase date.  At December 31, 2007, the Company had preliminarily allocated $3,198,000 of the purchase price to goodwill.  In the first quarter of 2008, the Company allocated $1,116,000 out of goodwill and into certain intangible assets consisting of a customer list, trademark and a lease intangible. An adjustment of $10,000 related to direct acquisition costs was also allocated out of goodwill.  The customer list and the lease intangible will be amortized over 12 years and two years (the remaining term of the lease), respectively.  The trademark will be evaluated for impairment and will not be amortized.

Bernard Dietrich and Associates, Inc. — On January 2, 2008, the Company acquired substantially all the assets of Bernard Dietrich & Associates, Inc. (BDA), a provider of commercial and personal property and casualty insurance brokerage, and risk management consulting services located in Phoenix, Arizona.  The results of operations of BDA have been included in the condensed consolidated statement of income beginning January 2, 2008.

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

The Company has allocated $3,525,000 of the purchase price to goodwill, which is expected to be tax deductible, $3,200,000 to a customer list intangible asset and $56,000 to other miscellaneous assets.  The customer list will be amortized over 15 years.

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding - basic earnings per share	23,067,804	23,954,917	23,042,556	23,735,310

Effect of dilutive securities	138,917	549,360	201,262	620,255

Weighted average shares outstanding - diluted earnings per share	23,206,721	24,504,277	23,243,818	24,355,565

For the three and six months ended June 30, 2008, 1,714,204 and 1,472,398 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and six months ended June 30, 2007, 823,204 and 620,806 options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Other comprehensive items:
Unrealized loss on available for sale securities, net of reclassification to operations of $(8) and $215 for the three months ended June 30 and $43 and $253 for the six months ended June 30	$(3,684)	$(1,150)	$(2,124)	$(144)

Unrealized (loss) gain on derivative securities, net of reclassification to operations of $571 and $(461) for the three months ended June 30 and $884 and $918 for the six months ended June 30	(980)	(18)	495	521

Tax benefit (expense) related to items of other comprehensive income	1,772	444	619	(143)
Other comprehensive (loss) income, net of tax	$(2,892)	$(724)	$(1,010)	$234

6.                                      Goodwill and Intangible Assets

A summary of goodwill, preliminary adjustments to goodwill and total assets by operating segment at June 30, 2008 is noted below.  See Note 3 for discussion of acquisitions and adjustments.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	June 30,	June 30,
(in thousands)	2007	adjustments	2008	2008

Commercial banking	$15,348	$—	$15,348	$2,501,356
Investment banking	5,279	—	5,279	6,731
Investment advisory and trust	7,644	(1,126)	6,518	9,282
Insurance	15,115	3,525	18,640	29,458
Corporate support and other	—	—	—	1,344
Total	$43,386	$2,399	$45,785	$2,548,171

At June 30, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Trademark	Total
December 31, 2007	$2,100	$12	$—	$2,112
Acquisitions and adjustments:
BDA	3,200	—	—	3,200
Wagner	783	64	269	1,116
Amortization	(367)	(22)	—	(389)
June 30, 2008	$5,716	$54	$269	$6,039

The Company recorded amortization expense of $389,000 during the six months ended June 30, 2008, compared to $237,000 in the same period of 2007.  Amortization expense on intangible assets for each of the five succeeding years (excluding $338,000 to be recognized for the remaining six months of fiscal 2008) is estimated in the following table:

(in thousands)
2009	$674
2010	642
2011	638
2012	638
2013	426
Total	$3,018

7.                                      Derivatives

A summary of outstanding derivatives at June 30, 2008 and 2007 is as follows:

	At June 30,
	2008		2007
		Estimated		Estimated
(in thousands)	Notional	fair value	Notional	fair value
Asset/liability management hedges:
Cash flow hedge - interest rate swap	110,000	$1,606	135,000	$(1,263)

Customer accomodation derivatives:
Interest rate swap	37,162	$(1,086)	20,636	$(155)
Reverse interest rate swap	37,162	1,260	20,636	155

8.                                      Junior Subordinated Debentures

A summary of the outstanding junior subordinated debentures at June 30, 2008 is as follows:

	Junior
	Subordinated
(in thousands)	Debentures	Interest Rate	Maturity Date	Earliest Call Date
CoBiz Statutory Trust I	$20,619	3-month LIBOR+ 2.95%	September 17, 2033	September 17, 2008
CoBiz Capital Trust II	30,928	3-month LIBOR+ 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	3-month LIBOR+ 1.45%	September 30, 2035	September 30, 2010
	$72,166

9.                                Share-Based Compensation Plans

During the first six months of 2008 and 2007, the Company recognized compensation expense, net of estimated forfeitures, of $886,000 and $708,000 for stock-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

A summary of changes in option awards for the six months ended June 30, 2008, is as follows:

		Weighted average
		exercise
	Shares	price
Outstanding — December 31, 2007	2,201,722	$14.85
Granted	338,251	12.47
Exercised	62,686	6.26
Forfeited	100,842	17.50

Outstanding — June 30, 2008	2,376,445	$14.62

Exercisable — June 30, 2008	1,650,408	$13.62

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 was $2.56.

A summary of changes in stock awards for the six months ended June 30, 2008, is as follows:

		grant date
	Shares	fair value
Nonvested at December 31, 2007	2,000	$21.07
Granted	—	—
Vested	400	21.07
Forfeited	—	—

Nonvested at June 30, 2008	1,600	$21.07

At June 30, 2008, there was $2,728,367 of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.01 years.

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

The Insurance segment includes the activities of FDL and CoBiz Insurance, Inc. which operates in metro Denver and metro Phoenix markets as CoBiz Insurance – Colorado and – Arizona, respectively. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance, Inc. is derived from insurance product sales and referrals, and are paid by third-party insurance carriers. Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, and are paid to us by the insurance carrier for distributing and servicing their insurance products.

Corporate Support and Other includes activities that are not directly attributable to the other reportable segments, including the activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	Three months ended June 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$35,597	$12	$—	$—	$30	$35,639
Total interest expense	10,991	—	4	2	1,146	12,143
Net interest income	24,606	12	(4)	(2)	(1,116)	23,496
Provision for loan losses	5,986	—	—	—	—	5,986
Net interest income after provision	18,620	12	(4)	(2)	(1,116)	17,510
Noninterest income	2,502	3,196	1,739	4,153	(20)	11,570
Noninterest expense	7,546	1,679	1,703	3,839	7,710	22,477
Income before income taxes	13,576	1,529	32	312	(8,846)	6,603
Provision for income taxes	5,031	588	22	130	(3,351)	2,420
Net income before management fees and overhead allocations	$8,545	$941	$10	$182	$(5,495)	$4,183
Management fees and overhead allocations, net of tax	3,886	40	89	99	(4,114)	—
Net income	$4,659	$901	$(79)	$83	$(1,381)	$4,183

	Six months ended June 30, 2008
		Investment	Investment		Corporate
	Commercial	Banking	Advisory		Support and
	Banking	Services	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$72,944	$19	$3	$4	$66	$73,036
Total interest expense	24,889	—	5	5	2,663	27,562
Net interest income	48,055	19	(2)	(1)	(2,597)	45,474
Provision for loan and credit losses	11,017	—	—	—	—	11,017
Net interest income after provision	37,038	19	(2)	(1)	(2,597)	34,457
Noninterest income	4,262	3,489	3,415	7,776	51	18,993
Noninterest expense	15,429	2,606	3,398	7,249	15,700	44,382
Income before income taxes	25,871	902	15	526	(18,246)	9,068
Provision for income taxes	9,606	351	26	223	(6,916)	3,290
Net income before management fees and overhead allocations	16,265	551	(11)	303	(11,330)	5,778
Management fees and overhead allocations, net of tax	8,160	89	175	220	(8,644)	—
Net income	$8,105	$462	$(186)	$83	$(2,686)	$5,778

At June 30, 2008
Balance Sheet Total assets	2,501,356	6,731	9,282	29,458	1,344	2,548,171

	Three months ended June 30, 2007
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$38,217	$27	$1	$1	$40	$38,286
Total interest expense	15,174	—	—	1	1,406	16,581
Net interest income	23,043	27	1	—	(1,366)	21,705
Provision for loan losses	1,037	—	—	—	—	1,037
Net interest income after provision	22,006	27	1	—	(1,366)	20,668
Noninterest income	1,723	959	1,192	2,440	11	6,325
Noninterest expense	6,090	998	1,026	2,468	7,423	18,005
Income before income taxes	17,639	(12)	167	(28)	(8,778)	8,988
Provision for income taxes	6,567	(2)	86	(4)	(3,319)	3,328
Net income before management fees and overhead allocations	11,072	(10)	81	(24)	(5,459)	5,660
Management fees and overhead allocations, net of tax	3,890	52	64	110	(4,116)	—
Net income	$7,182	$(62)	$17	$(134)	$(1,343)	$5,660

	Six months ended June 30, 2007
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$74,494	$66	$1	$2	$80	$74,643
Total interest expense	29,122	—	—	3	2,798	31,923
Net interest income	45,372	66	1	(1)	(2,718)	42,720
Provision for loan and credit losses	1,066	—	—	—	(29)	1,037
Net interest income after provision	44,306	66	1	(1)	(2,689)	41,683
Noninterest income	3,149	2,382	2,344	5,070	12	12,957
Noninterest expense	12,560	2,518	2,026	4,926	14,360	36,390
Income before income taxes	34,895	(70)	319	143	(17,037)	18,250
Provision for income taxes	12,896	(21)	137	74	(6,379)	6,707
Net income before management fees and overhead allocations	21,999	(49)	182	69	(10,658)	11,543
Management fees and overhead allocations, net of tax	7,633	96	121	215	(8,065)	—
Net income	$14,366	$(145)	$61	$(146)	$(2,593)	$11,543

At June 30, 2007
Balance Sheet Total assets	2,241,895	7,522	6,199	22,207	2,289	2,280,112

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

Available for sale securities – At June 30, 2008, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of mortgage-backed securities, trust preferred securities, and obligations of states and political subdivisions.  The values of these securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

Derivative financial instruments – Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates, and discount rates.   The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments – The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at June 30, 2008.

Impaired Loans – Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with SFAS 114.  The fair value of other impaired loans is measured using a discounted cash flow analysis.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements using:
(in thousands)	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$383,875	$—	$383,875	$—
Trust preferred securites	11,263	11,263	—	—
Obligations of states and political subdivisions	3,422	—	3,422	—
Total available for sale securities	$398,560	$11,263	$387,297	$—

Derivatives
Cash flow hedge - interest rate swap	$1,606	$—	$1,606	$—
Reverse interest rate swap	1,260	—	1,260	—
Total derivative assets	$2,866	$—	$2,866	$—

Liabilities
Derivatives
Interest rate swap	$1,086	$—	$1,086	$—

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements using:
(in thousands)	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans (impaired)	$7,913	$—	$6,565	$1,348
Other real estate owned	2,580	—	2,580	—

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

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and noninterest income earned from our fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We have also focused on reducing our dependency on our net interest margin by increasing noninterest income.

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

Financial and Operational Highlights

•                  Net income for the three and six months ended June 30, 2008 was $4.2 million and $5.8 million respectively, compared to $5.7 million and $11.5 million for the same periods in 2007.

•                  Diluted earnings per share for the three and six months ended June 30, 2008 were $0.18 and $0.25, compared to $0.23 and $0.47 for the same periods in 2007.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2008 increased to $23.7 million and $45.8 million respectively, compared to $21.8 million and $43.0 million for the same periods in 2007.

•                  The net interest margin on a tax-equivalent basis was 4.11% and 4.06% for the three and six months ended June 30, 2008, respectively, compared to 4.32% and 4.35% for the same periods in 2007.

•                  Gross loans increased $114.9 million from December 31, 2007, or 12.5% on an annualized basis.

•                  Provision for loan and credit losses for the three and six months ended June 30, 2008, were $5.6 million and $10.7 million compared to $0.8 million and $1.0 million for the comparable periods in 2007.

•                  Net loan charge-offs totaled $5.3 million for the six months ended June, 2008, or 0.57% of average loans during the period (annualized), compared to 0.01% for the same period in 2007.

•                  Nonperforming assets increased to $22.8 million or 0.89% of total assets at June 30, 2008, compared to $3.5 million or 0.15% of total assets at December 31, 2007.

•                  Investment Banking income for the three and six months ended June 30, 2008 totaled $3.2 million and $3.5 million respectively, compared to $1.0 million and $2.4 million for the same periods in 2007.

•                  Allowance for loan and credit losses increased to 1.32% of total loans at June 30, 2008, compared to 1.16% for the same period in 2007.

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

Financial Condition

Total assets were $2.5 billion at June 30, 2008, an increase of $157.2 million since December 31, 2007, relating primarily to growth in the loan and investment portfolios.

Investments.  Investments increased $22.4 million from $395.7 million at December 31, 2007 to $418.0 million at June 30, 2008, primarily the result of purchases (net of paydowns) of $58.8 million of high-grade government-backed mortgage backed securities offset by $36.5 million of maturities of short-term government agency bonds. The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings.  Investments comprised 16.4% of total assets at June 30, 2008 and 16.5% at December 31, 2007.

Loans.  Gross loans increased by $114.9 million to $1.96 billion as of June 30, 2008, from $1.85 billion at December 31, 2007. The increase in loans is primarily due to growth of $69.7 million in the real estate portfolio and growth of $41.7 million growth in the commercial portfolio.  Approximately 88% of the year-to-date loan growth has come from the Colorado market.

	June 30, 2008		December 31, 2007		June 30, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$618,677	32.0%	$576,959	31.6%	$513,817	30.9%
Real Estate - mortgage	929,949	48.0%	874,226	47.9%	788,212	47.5%
Real Estate - construction	323,554	16.7%	309,568	17.0%	305,525	18.4%
Consumer	76,457	4.0%	71,422	3.9%	58,749	3.5%
Other	12,540	0.6%	14,151	0.8%	13,462	0.8%
Gross loans	1,961,177	101.3%	1,846,326	101.1%	1,679,765	101.1%
Less allowance for loan losses	(25,727)	(1.3)%	(20,043)	(1.1)%	(18,858)	(1.1)%
Net loans	$1,935,450	100.0%	$1,826,283	100.0%	$1,660,907	100.0%

Goodwill.  Goodwill increased by $2.4 million to $45.8 million at June 30, 2008, from $43.4 million at December 31, 2007.  Goodwill was increased by $3.5 million related to the BDA asset acquisition and offset by a decrease of $1.1 million in adjustments related to the reclassification of intangible assets on the Wagner acquisition.  Goodwill is subject to purchase price allocation adjustments for one year following an acquisition.

Accrued Interest Receivable.  Accrued interest receivable decreased by $1.3 million to $8.9 million at June 30, 2008, from $10.2 million at December 31, 2007. The decrease is related to the collection of accrued interest on matured agency debentures and a decrease in the yield on the loan portfolio.

Deferred Income Taxes.  Deferred income taxes increased $3.2 million to $10.9 million at June 30, 2008, from $7.7 million at December 31, 2007.  The increase was primarily related to the $2.1 million tax effect of the provision for loan and credit losses (net of charge-offs and recoveries), the $0.6 million tax effect of unrealized gains recognized in other comprehensive income and $0.3 million tax effect of share-based compensation expense.

Other Assets.  Other Assets increased $4.2 million to $21.9 million at June 30, 2008, from $17.7 million at December 31, 2007.  Contributing to the increase was the foreclosure on $2.6 million real property (OREO), $1.0 million in accounts receivable (primarily due to the acquisitions of BDA and Wagner) and a $0.5 million increase in the fair value of interest rate swaps.

Deposits.  Total deposits decreased by $90.8 million during the six months ending June 30, 2008 to $1.65 billion compared to $1.74 billion at December 31, 2007. The decrease is primarily due to a $115.4 million net decline in the CD portfolio of which $124.4 related to brokered CDs as the Company shifted to other wholesale borrowing sources.  The Eurodollar deposits continue to draw new funds with growth of $23.3 to $100.8 million at June 30, 2008.  Demand deposit, money market and savings accounts at June 30, 2008 were relatively stable compared to December 31, 2007. Core-deposit growth continues to be a challenge due to competition from other banks and financial service providers as well as current economic conditions.

	June 30, 2008		December 31, 2007		June 30, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market	$626,500	35.1%	$631,391	33.0%	$587,272	32.3%
Savings	10,726	0.6%	11,546	0.6%	11,290	0.6%
Eurodollar	100,771	5.6%	77,444	4.1%	0	0.0%
Certificates of deposits under $100,000	105,400	5.9%	126,478	6.6%	127,882	7.0%
Certificates of deposits $100,000 and over	362,391	20.3%	456,754	23.9%	387,497	21.3%
Total interest-bearing deposits	1,205,788	67.6%	1,303,613	68.2%	1,113,941	61.3%
Noninterest-bearing demand deposits	446,145	25.0%	439,076	23.0%	459,743	25.3%
Customer repurchase agreements	131,717	7.4%	168,336	8.8%	244,257	13.4%
Total deposits and customer repurchase agreements	$1,783,650	100.0%	$1,911,025	100.0%	$1,817,941	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $36.6 million, partially due to the migration of funds to the Eurodollar sweep product that offers a higher interest rate.

Other Short-Term Borrowings.  Other short-term borrowings increased $282.4 million to $479.8 million at June 30, 2008, from $197.4 million at December 31, 2007.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), advances on a revolving line-of-credit and short-term borrowings from the U.S. Treasury.  The increase in other short-term borrowings is primarily due to a shift from brokered CDs to federal funds purchased and FHLB advances and growth in the loan portfolio.  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be more volatile due to increased competition and slowing economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $1.1 million to $20.0 million at June 30, 2008, from $21.1 million at December 31, 2007. The decrease relates primarily to a $1.0 million decrease in accrued interest on brokered deposits as well as normal and recurring fluctuations in bonus and commissions payable.

Results of Operations

Overview

The following table presents the condensed statements of income for the three and six months ended June 30, 2008 and 2007.

	Three months Ended June 30,				Six Months Ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands, except per share amounts)	2008	2007	Amount	%	2008	2007	Amount	%
INCOME STATEMENT DATA
Interest income	$35,639	$38,286	$(2,647)	-6.9%	$73,036	$74,643	$(1,607)	-2.2%
Interest expense	12,143	16,581	(4,438)	-26.8%	27,562	31,923	(4,361)	-13.7%
NET INTEREST INCOME BEFORE PROVISION	23,496	21,705	1,791	8.3%	45,474	42,720	2,754	6.4%
Provision for loan losses	5,986	1,037	4,949	477.2%	11,017	1,037	9,980	962.4%
NET INTEREST INCOME AFTER PROVISION	17,510	20,668	(3,158)	-15.3%	34,457	41,683	(7,226)	-17.3%
Noninterest income	11,570	6,325	5,245	82.9%	18,993	12,957	6,036	46.6%
Noninterest expense	22,477	18,005	4,472	24.8%	44,382	36,390	7,992	22.0%
INCOME BEFORE INCOME TAXES	6,603	8,988	(2,385)	-26.5%	9,068	18,250	(9,182)	-50.3%
Provision for income taxes	2,420	3,328	(908)	-27.3%	3,290	6,707	(3,417)	-50.9%
NET INCOME	$4,183	$5,660	$(1,477)	-26.1%	$5,778	$11,543	$(5,765)	-49.9%

Annualized return on average assets for the three and six months ended June 30, 2008 was 0.67% and 0.47%, respectively, compared to 1.04% and 1.08% for the same periods in 2007.  Annualized return on average common shareholders’ equity for the three and six months ended June 30, 2008 was 8.64% and 5.97%, respectively, compared to 11.74% and 12.43% for the same periods in 2007.  The decrease in our return on average assets and common shareholders’ equity is primarily attributable to the provision for loan and credit losses of $5.6 million and $10.7 million for the three and six months ended June 30, 2008, respectively.  The provision for loan and credit losses totaled $0.8 million and $1.0 million for the three and six months ended June 30, 2007, respectively.

For the three and six months ended June 30, 2008, the efficiency ratio increased to 64.07% and 68.75%, respectively, from 63.47% and 64.90% for the same periods in 2007.  The fee-based business lines run at a higher efficiency ratio than the Bank, although the Bank is more capital intensive.  The year-to-date ratio was negatively impacted by the first quarter results that were marked by seasonally low insurance revenues, a lack of Investment Banking transactions and the recent acquisitions of BDA and Wagner.  Although our efficiency ratio will continue to be under pressure due to interest margin contraction, management expects it to improve over the year as the contribution from the fee-based businesses increases and the Company’s cost containment initiatives take place.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  Since June 2007, the FOMC has lowered its target for the federal funds rate by 325 basis points.  Although the Company maintains a relatively balanced interest rate sensitivity position, the magnitude of the rate cuts, combined with an increased shift to wholesale funding, caused our net interest margin to decrease by 21 basis points and 29 basis points for the three and six months ended June 30, 2008 respectively, from the same periods in 2007.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
Assets
Federal funds sold and other	$7,492	$59	3.15%	$5,946	$122	8.21%
Investment securities (2)	420,826	5,431	5.16%	425,068	5,420	5.10%
Loans (2),(3)	1,911,062	30,311	6.34%	1,617,030	32,883	8.13%
Allowance for loan losses	(24,020)			(18,255)
Total interest earning assets	$2,315,360	$35,801	6.18%	$2,029,789	$38,425	7.49%
Noninterest-earning assets
Cash and due from banks	42,674			47,872
Other	144,866			106,587
Total assets	$2,502,900			$2,184,248

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$676,456	$3,227	1.92%	$561,376	$4,546	3.25%
Savings	10,969	34	1.25%	11,320	50	1.77%
Eurodollar	108,345	553	2.02%	—	—	0.00%
Certificates of deposit
Under $100,000	109,089	1,035	3.82%	119,583	1,448	4.86%
$100,000 and over	407,912	3,764	3.71%	371,179	4,637	5.01%
Total interest-bearing deposits	$1,312,771	$8,613	2.64%	$1,063,458	$10,681	4.03%
Other borrowings
Securities sold under agreements to repurchase	155,267	715	1.82%	250,787	2,390	3.77%
Other short-term borrowings	310,217	1,849	2.36%	155,238	2,101	5.41%
Junior subordinated debentures	72,166	966	5.30%	72,166	1,409	7.81%
Total interest-bearing liabilities	$1,850,421	$12,143	2.62%	$1,541,649	$16,581	4.30%
Noninterest-bearing demand accounts	439,986			431,562
Total deposits and interest-bearing liabilities	2,290,407			1,973,211
Other noninterest-bearing liabilities	17,699			17,599
Total liabilities	2,308,106			1,990,810
Shareholders’ equity	194,794			193,438
Total liabilities and shareholders’ equity	$2,502,900			$2,184,248
Net interest income (taxable equivalent)		$23,658			$21,844
Net interest spread			3.56%			3.19%
Net interest margin			4.11%			4.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.13%			131.66%

	For the Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	Balance	or paid	or cost (1)	Balance	or paid	or cost (1)
Assets
Federal funds sold and other	$9,036	$166	3.67%	$6,118	$238	7.78%
Investment securities (2)	403,708	10,473	5.19%	419,689	10,745	5.12%
Loans (2),(3)	1,877,421	62,708	6.68%	1,587,569	63,951	8.06%
Allowance for loan losses	(22,635)			(18,119)
Total interest earning assets	$2,267,530	$73,347	6.47%	$1,995,257	$74,934	7.57%
Noninterest-earning assets
Cash and due from banks	42,152			47,327
Other	140,587			107,691
Total assets	$2,450,269			$2,150,275

Liabilities and Shareholders’ Equity
Deposits
NOW and money market deposits	$676,255	$7,597	2.26%	$558,537	$8,765	3.16%
Savings	11,105	83	1.50%	11,211	93	1.67%
Eurodollar	100,507	1,165	2.29%	—	—	0.00%
Certificates of deposits
Under $100,000	113,965	2,391	4.22%	106,911	2,524	4.76%
$100,000 and over	430,718	8,916	4.16%	353,696	8,724	4.97%
Total interest-bearing deposits	$1,332,550	$20,152	3.04%	$1,030,355	$20,106	3.94%
Other borrowings
Securities sold under agreements to repurchase	152,510	1,622	2.10%	243,873	4,580	3.74%
Other short-term borrowings	250,357	3,572	2.82%	165,238	4,433	5.34%
Junior subordinated debentures	72,166	2,217	6.08%	72,166	2,804	7.73%
Total interest-bearing liabilities	$1,807,583	$27,563	3.05%	$1,511,632	$31,923	4.24%
Noninterest-bearing demand accounts	430,497			433,447
Total deposits and interest-bearing liabilities	2,238,080			1,945,079
Other noninterest-bearing liabilities	17,417			17,997
Total liabilities and preferred securities	2,255,497			1,963,076
Shareholders’ equity	194,772			187,199
Total liabilities and shareholders’ equity	$2,450,269			$2,150,275
Net interest income (taxable equivalent)		$45,784			$43,011
Net interest spread			3.42%			3.33%
Net interest margin			4.06%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.45%			131.99%

(1)                                  Average yield or cost for the three and six months ended June 30, 2008 and 2007 has been annualized and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans are excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and six months ended June 30, 2008 was primarily driven by a decrease in interest expense.  The decreasing rate environment during 2008 caused interest income to decrease by $2.6 million and $1.6 million for the three and six months ended June 30, 2008 respectively, over the comparable periods in 2007.  Likewise, interest expense also decreased by $4.4 million for both the three and six months ended June 30, 2008, respectively over the comparable periods in 2007.  For the three and six months ended June 30, 2008, the yield on average earning assets decreased 131 basis points and 110 basis points over the comparable periods in 2007.  Similarly, the yield on average interest-bearing liabilities decreased by 168 basis points and 119 basis points for the three and six months ended June 30, 2008.  In addition to the decreasing rate environment, interest expense also decreased due to a shift in the Bank’s funding mix, as the Bank shifted out of brokered CDs into FHLB advances and Fed Funds Purchased.  Brokered CDs decreased to $21.5 million at June 30, 2008 from $120.1 million at June 30, 2007.  Brokered funding represents only 1.30% of total deposits at the current quarter versus 7.63% a year earlier.

Management believes the Company’s deposit rates have been set to retain deposits (and protect the margin), but not at a level necessary to attract new deposits. Based on continued loan demand, the Company intends to strengthen its focus on core deposits which may increase its marginal funding cost and place pressure on the net interest margin considering loan production has significantly outpaced deposit generation.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,				Six months ended June 30,
	Increase/(decrease)				Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
NONINTEREST INCOME
Deposit service charges	$972	$744	$228	31%	$1,911	$1,428	$483	34%
Investment advisory and trust income	1,739	1,192	547	46%	3,412	2,344	1,068	46%
Insurance income	4,153	2,440	1,713	70%	7,776	5,070	2,706	53%
Investment banking income	3,196	959	2,237	233%	3,489	2,382	1,107	46%
Other income	1,510	990	520	53%	2,405	1,733	672	39%
Total noninterest income	$11,570	$6,325	$5,245	83%	$18,993	$12,957	$6,036	47%

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

Deposit Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Deposit service charges increased by 31% from June 30, 2007 mainly due to increases in treasury management analysis fees.  The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.   Investment advisory and trust income for the three and six months ended June 30, 2008 increased $0.5 million and $1.1 million respectively, over the same periods in 2007.  The increases are mainly attributable to the Company’s recent acquisition of Wagner.  At June 30, 2008, Discretionary Assets Under Management (AUM) were $896.8 million compared to $721.5 million at June 30, 2007.  Total AUM, including custody and advisory assets, were $1.6 billion compared to $866.0 million.  The overall increase in AUM is mainly due to the acquisition of Wagner, which had a total of $805.1 million in AUM at June 30, 2008.

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

For the three and six months ended on June 30, 2008 and 2007, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Wealth transfer and executive compensation	36.29%	35.35%	28.40%	42.50%
Benefits consulting	24.23%	35.55%	24.74%	33.28%
Property and casualty	37.70%	25.61%	44.54%	21.13%
Fee income	1.78%	3.50%	2.32%	3.09%
	100.00%	100.00%	100.00%	100.00%

Income from Property and Casualty comprises a larger portion of total insurance income for the three and six months ended June 30, 2008, when compared to the same periods in 2007, primarily due to the acquisition of BDA in the first quarter of 2008.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  The increase in revenue for the second quarter of 2008 and first half of 2008 compared to the same periods in 2007 was due primarily to the size and number of deals closed in 2008.  In the second quarter of 2008, the Company closed several transactions, including one accounting for $2.2 million of total income.

Other Income.  Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, swap fees, merchant charges, bankcard fees, loan fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The increase in other income for 2008 compared to 2007 was primarily due to an increase in fees related to interest-rate swaps conducted with our customers.  Swap fees increased $0.3 million and $0.4 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	Increase/(decrease)				Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$15,616	$11,587	$4,029	35%	$30,165	$23,753	$6,412	27%
Stock based compensation expense	462	428	34	8%	886	708	178	25%
Occupancy expenses, premises and equipment	3,247	2,845	402	14%	6,384	5,675	709	12%
Amortization of intangibles	186	118	68	58%	389	237	152	64%
Other operating expenses	2,966	3,027	(61)	(2)%	6,558	6,017	541	9%
Total noninterest expenses	$22,477	$18,005	$4,472	25%	$44,382	$36,390	$7,992	22%

Salaries and Employee Benefits.  Salaries and employee benefits have increased due to the acquisitions of BDA and Wagner, growth in our employee base and an increase variable compensation expense (due to an increase in non-interest income).  The acquisitions of BDA and Wagner contributed $2.3 million and $1.2 million of the increase for the three and six months ended June 30, 2008.  Base salary expense (excluding variable compensation expense) increased approximately 12% for the three and six months ended June 30, 2008.  This increase reflects the hiring of additional seasoned bankers in the latter half of 2007 and an annual merit increase that was effective January 1, 2008 (which averaged 4%).  Variable compensation expense (including discretionary bonuses and commissions) increased $1.7 million for both the three and six months ended June 30, 2008.  At June 30, 2008, the Company employed 532 full-time-equivalent employees, compared to 478 a year earlier.

Stock-based Compensation. The Company uses stock-based compensation to retain existing employees, recruit new employees and it is considered an important part of overall compensation.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increase for 2008 is primarily due to the acquisitions of BDA and Wagner coupled with increased rent expense from two new locations scheduled to open in the latter part of 2008.

Amortization of Intangibles. Amortization of intangibles is primarily related to customer relationships and contracts.  The increase in amortization expense is primarily the result of the impact of the additional amortization of intangible assets as a result of the acquisition of Wagner and BDA.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended June 30, 2008 over the same period in 2007 was primarily attributed to the acquisitions Wagner and BDA ($0.1 million).  The increase for the six months ended June 30, 2008 over the same period in 2007 was primarily attributed to a $0.3 million increase related to the impact of the FDICs new risk-based assessment rate framework and $0.3 million in marketing and printing costs (primarily driven by the company-wide branding project).

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $5.6 million and $10.7 million for the three and six months ended June 30, 2008, compared to $0.8 million and $1.0 million for the same periods in 2007. The increase reflects the deterioration of property values in many western United States markets including Arizona. The negative trend in real estate values that started in 2007 continued into 2008, and certain real estate development loans in the Arizona market were further downgraded based on current property appraisals that showed declining collateral values. To date, the asset quality problems have been isolated primarily to land acquisition and development loans in the Arizona market. All loans are continually monitored to identify potential problems with repayment and collateral sufficiency. Loans collateralized by real estate in the Arizona portfolio are being closely examined in light of continued land value declines. As of June 30, 2008, the allowance for loan and credit losses amounted to 1.32% of total loans, compared to 1.16% at June 30, 2007. Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

For the first half of 2008, the Company had net charge-offs of $5.3 million compared with $0.1 million for the first half of 2007. Approximately $4.2 million of the current year charge-offs relate to two construction and development projects in the Arizona market.

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

	Six months ended	Year ended	Six months ended
(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Allowance for loan losses at beginning of period	$20,043	$17,871	$17,871
Charge-offs:
Commercial	(835)	(1,803)	(67)
Real estate — construction	(4,401)	—	—
Consumer	(124)	(30)	(16)
Other	(2)	(5)	—
Total charge-offs	(5,362)	(1,838)	(83)
Recoveries:
Commercial	27	56	23
Consumer	1	18	7
Other	1	—	3
Total recoveries	29	74	33
Net charge-offs	(5,333)	(1,764)	(50)
Provisions for loan losses charged to operations	11,017	3,936	1,037
Allowance for loan losses at end of period	$25,727	$20,043	$18,858

Allowance for credit losses at beginning of period	$576	$576	$576
Provisions for credit losses charged to operations	(350)	—	—
Allowance for credit losses at end of period	$226	$576	$576

Combined allowance for loan and credit losses at end of period	$25,953	$20,619	$19,434

Combined provision for loan and credit losses	$10,667	$3,936	$1,037

Ratio of net (charge-offs) recoveries to average loans (1)	0.57%	0.11%	0.01%
Average loans outstanding during the period	$1,892,083	$1,665,379	$1,587,569

(1)  The ratios for the six months ended June 30, 2008 and 2007 have been annualized and are not necessarily indicative of the results for the entire year.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets, and other real estate owned. The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(dollars in thousands)	2008	2007	2007
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$1,096	$2,208	$—
Nonaccrual loans	19,078	1,202	2,096
Total nonperforming loans	20,174	3,410	2,096
Repossessed assets	2,580	90	—
Total nonperforming assets	$22,754	$3,500	$2,096
Allowance for loan losses	$25,727	$20,043	$18,858
Allowance for credit losses	226	576	576
Allowance for loan and credit losses	$25,953	$20,619	$19,434

Ratio of nonperforming assets to total assets	0.89%	0.15%	0.09%
Ratio of nonperforming loans to total loans	1.03%	0.18%	0.12%
Ratio of allowance for loan and credit losses to total loans	1.32%	1.12%	1.16%
Ratio of allowance for loan and credit losses to nonperforming loans	128.66%	604.69%	927.19%

Approximately $15.3 million of the $22.8 million in total nonperforming assets at June 30, 2008 were originated in the Arizona market while $7.5 million were originated in the Colorado market.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A description of each segment is provided in Note 10 of the accompanying notes to the condensed consolidated financial statements.  Certain financial metrics of each operating segment (excluding Corporate Support) is presented below.

Commercial Banking.

	Commercial Banking
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	24,606	23,043	1,563	7%	48,055	45,372	2,683	6%
Provision for loan losses	5,986	1,037	4,949	477%	11,017	1,066	9,951	933%
Noninterest income	2,502	1,723	779	45%	4,262	3,149	1,113	35%
Noninterest expense	7,546	6,090	1,456	24%	15,429	12,560	2,869	23%
Provision for income taxes	5,031	6,567	(1,536)	(23)%	9,606	12,896	(3,290)	(26)%
Management fees and overhead allocations, net of tax	3,886	3,890	(4)%		8,160	7,633	527	7%
Net income	$4,659	$7,182	$(2,523)	(35)%	$8,105	$14,366	$(6,261)	(44)%

Other information
Full-time equivalent employees	379.11	352.44			377.09	350.32

Net income for the three and six months ended June 30, 2008 decreased $2.5 million, or 35%, and $6.3 million, or 44%, compared to the same periods in 2007. The decrease during the three months ended June 30, 2008 was primarily the result of a $4.9 million increase in provision for loan losses and a $1.5 million increase in noninterest expense partially offset by a $1.6 million increase in net interest income, a $0.8 million increase in non-interest income, and a $1.5 million decrease in income tax expense.  The decrease during the six months ended June 30, 2008 was primarily the result of a $9.9 million increase in provision for loan losses and a $2.9 million increase in non-interest expense partially offset by a $2.7 million increase in net interest income, a $1.1 million increase in non-interest income, and a $3.3 million decrease in income tax expense.  Refer to the discussion of “net interest income” and the “provision and allowance for loan and credit losses” included elsewhere in this report for additional information.

Investment Banking.

	Investment Banking
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	12	27	(15)	(56)%	19	66	(47)	(71)%
Noninterest income	3,196	959	2,237	233%	3,489	2,382	1,107	46%
Noninterest expense	1,679	998	681	68%	2,606	2,518	88	3%
Provision for income taxes	588	(2)	590	29,500%	351	(21)	372	1,771%
Management fees and overhead allocations, net of tax	40	52	(12)	(23)%	89	96	(7)	(7)%
Net income	$901	$(62)	$963	(1,553)%	$462	$(145)	$607	(419)%

Other information
Full-time equivalent employees	22.00	21.89			21.95	21.6
Operating margin (1)	47.66%	-1.22%			25.71%	-2.86%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes.

Net income for the three and six months ended June 30, 2008 increased $1.0 million and $0.6 million, compared to the same periods in 2007.  The increase for the three and six months ended June 30, 2008 was primarily the result of one transaction that closed during the quarter that represented $2.2 million in income.  The increase for the months ended June 30, 2008 in non-interest income was partially offset by a $0.7 million increase in noninterest expense related to bonus expense on the closed transaction in the second quarter.

The segment continues to have a diversified backlog of engaged transactions, however, a greater number of engaged deals are being placed on hold. While Management believes that middle market M&A activity during 2008 will remain good for quality businesses, deal activity appears to be moderating.  Restricted credit markets will continue to have an impact on both volume and multiples in middle-market transactions.  However, middle-market deals will continue to close as financial buyers look to put the large amounts of capital raised in previous years to work and strategic buyers capitalize on attractive valuations. The sharp decline in housing coupled with rising commodity prices continues to pressure the economic environment and place strain on middle-market businesses. Sellers of middle-market businesses continue to feel valuation pressure due to uncertain economic conditions, a tighter lending environment and an increase in supply of businesses as baby-boomers begin to consider liquidity in anticipation of retirement.

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	(4)	1	(5)	(500)%	(2)	1	(3)	(300)%
Noninterest income	1,739	1,192	547	46%	3,415	2,344	1,071	46%
Noninterest expense	1,703	1,026	677	66%	3,398	2,026	1,372	68%
Provision for income taxes	22	86	(64)	(74)%	26	137	(111)	(81)%
Management fees and overhead allocations, net of tax	89	64	25	39%	175	121	54	45%
Net income	$(79)	$17	$(96)	(565)%	$(186)	$61	$(247)	(405)%

Other information
Full-time equivalent employees	34.75	21.41			35.02	20.75
Operating margin (1)	1.84%	14.00%			0.44%	13.60%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes.

Net income for the three and six months ended June 30, 2008 decreased $0.1 million and $0.2 million, compared to the same periods in 2007.  The Company closed the acquisition of Wagner as of December 31, 2007.  The Wagner acquisition had no impact on the Company’s results of operation for 2007 but contributed $0.5 million and $1.0 million in revenue for the three and six months ended June 30, 2008, respectively.  The Wagner acquisition also increased noninterest expense by $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively.  Included in noninterest expense is $0.1 million in year-to-date amortization from intangibles included in the acquisition.

Discretionary Assets under Management (AUM) were $896.8 million as of June 30, 2008.  Total AUM, including custody and advisory assets, were $1.6 billion (including a very significant advisory client base on which we receive an hourly consulting fee, as opposed to a basis-point-fee on AUM).

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given general market conditions.  Continued pressure on AUM levels may mute current-year revenue growth.

Insurance.

	Insurance
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	(2)	—	(2)%		(1)	(1)	—%
Noninterest income	4,153	2,440	1,713	70%	7,776	5,070	2,706	53%
Noninterest expense	3,839	2,468	1,371	56%	7,249	4,926	2,323	47%
Provision for income taxes	130	(4)	134	3,350%	223	74	149	201%
Management fees and overhead allocations, net of tax	99	110	(11)	(10)%	220	215	5	2%
Net income	$83	$(134)	$217	(162)%	$83	$(146)	$229	(157)%

Other information
Full-time equivalent employees	80.74	60.83			80.49	61.47
Operating margin (1)	7.52%	-1.15%			6.77%	2.82%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes.

Net income for the three and six months ended June 30, 2008 increased $0.2 million, compared to the same periods in 2007.  Insurance income increased to $4.2 million in the second quarter from $2.4 million in the second quarter of 2007. Year to date, insurance revenues totaled $7.8 million versus $5.1 million for the prior year period.  The segment was positively affected by the addition of CoBiz Insurance – Arizona, which had no impact on the 2007 results but contributed $1.0 million and $2.3 million in revenue for the three and six months ended June 30, 2008.  The CoBiz Insurance – Arizona acquisition also increased noninterest expense by $1.0 million and $1.9 million for the three and six months ended June 30, 2008, respectively.  Included in noninterest expense is $0.1 million in year-to-date amortization from intangibles included in the acquisition.

The Employee Benefits area continues to see steady revenue growth and has improved revenues by 12% year-to-date over the same period in 2007.  Revenue for the wealth transfer division increased significantly in the second quarter to $1.6 million, from $0.9 million for the second quarter of 2007. Revenues from the division are transactional in nature, as estate planning goals are primarily achieved through the placement of life insurance.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments as of June 30, 2008:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$157,683	$—	$—	$—	$157,683
TIO funds	30,000	—	—	—	30,000
FHLB overnight funds purchased	31,356	—	—	—	31,356
Repurchase agreements	131,717	—	—	—	131,717
FHLB advances	236,000	—	—	—	236,000
Junior subordinated debentures (1)	2,805	983	—	72,166	75,954
Operating lease obligations	5,006	8,773	6,999	8,792	29,570
Revolving line of credit (2)	801	24,855	—	—	25,656
Supplemental executive retirement plan	—	—	—	2,534	2,534

Total contractual obligations	$595,368	$34,611	$6,999	$83,492	$720,470

(1) Includes estimated interest payments of $2.8 million due “Within one year” and $1.0 million due “After one but within three years.”  Interest reported above was calculated at the actual borrowing rate at June 30, 2008.  Assumes each junior subordinated debenture remains outstanding until corresponding earliest call date.  Because interest rates paid on junior subordinated debentures are variable rates, actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 8 to our Condensed Consolidated Financial Statements for additional information on junior subordinated debentures.

(2) Includes estimated interest payments of $0.8 million due “Within one year” and $0.1 million due “After one but within three years.”  For amounts outstanding under our revolving line of credit facility, interest reported above was calculated using the actual borrowing rate and amount outstanding at June 30, 2008. Because the interest rate paid under the revolving credit facility is a variable rate, actual interest payments will differ based on the benchmark rate and actual amounts outstanding for the applicable periods.

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former owners of Wagner and BDA.  The maximum amount of possible earn-outs to Wagner and BDA are $6.7 million and $0.8 million, respectively.  At June 30, 2008, no amounts were due under the earn-out arrangements.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2008, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$458,871	$217,679	$27,410	$8,493	$712,453
Standby letters of credit	37,788	8,062	—	—	45,850
Commercial letters of credit	7,268	3,633	—	—	10,901
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,916	—	—	—	1,916

Total commitments	$508,023	$229,374	$27,410	$8,493	$773,300

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

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Interest-rate swaps recorded on the balance sheet at June 30, 2008 do not represent amounts that will ultimately be received or paid under the contracts and are therefore excluded from the table above.

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

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations, and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified, and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

The Company’s current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors, are less predictable.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At June 30, 2008 shareholders’ equity totaled $192.5 million, a $3.2 million increase from December 31, 2007.  The increase was due to net income of $5.8 million and $1.6 million due to stock options, excess tax benefits on option exercises and employee stock purchase plan activity.  These increases were offset by dividend payments of $3.2 million and a $1.0 million decrease in accumulated other comprehensive income due to net unrealized losses in the investment and derivatives portfolio.

On July 25, 2008, the Company announced that intends to conduct a private placement of Subordinated Unsecured Promissory Notes Due 2018 (the “Notes”) which will be offered to certain of the Company’s directors, customers and shareholders.  The Company intends to offer a minimum of $5 million in aggregate principal amount, and a maximum of $30 million in aggregate principal amount (which maximum could be increased to $50 million in the Company’s sole discretion).  The Notes will bear a fixed, annual interest rate of 9.0%, will mature ten years after the date that the first Note is issued in connection with this offering and will pay interest quarterly.  The Notes can be prepaid at par without penalty at any time on or after the fifth anniversary of the date that the first Note is issued in connection with this offering.  Proceeds from the offering would be used for general corporate purposes. The Company began the offering on July 28, 2008.

The Notes offered will not be and have not been registered under the federal securities laws or applicable state securities laws and may not be offered or sold in the United States absent registration thereunder or applicable exemptions from such registration requirements.  The Company intends to offer and sell the Notes pursuant to such exemptions.

Liquidity from asset categories is provided through cash, interest-bearing deposits with banks and federal funds sold, which totaled $62.2 million at June 30, 2008, compared to $49.6 million at December 31, 2007.   Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at June 30, 2008 and December 31, 2007 totaled $1.7 billion.  In addition, the Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, the State of Colorado Treasury’s Time Deposit program, borrowings from the FHLB and revolving lines-of-credit. At June 30, 2008, the Bank has approved federal funds purchase lines with 10 correspondent banks with an aggregate credit line of $265.0 million, as well as credit lines with three firms to transact repurchase agreements which are limited based on available collateral sources.  The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.

The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. At June 30, 2008, we had $59.0 million in unpledged securities and loans available to collateralize FHLB borrowings and securities sold under agreements to repurchase. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  Additionally, the Bank is eligible to participate in the Federal Reserve’s Term Auction Facility (TAF).  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by the auction process, and must be fully collateralized.  We also participate in the U.S. Treasury’s Term Investment Option (TIO) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Available funding at June 30, 2008 totaled $173.7 million, which represents 7.4% of the Company’s earning assets.  Total available funding of $173.7 million is comprised of $107.2 million federal funds purchased, $59.0 FHLB borrowings, and $7.5 million securities available for repurchase and TIO.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. Additionally, in August 2007, the Company entered into a one-year $30.0 million revolving line of credit agreement to be used for general corporate purposes. At June 30, 2008, the revolving line of credit, which matured on July 31, 2008, had an unused balance of $5.2 million.  Effective July 31, 2008, the Company extended the line of credit for an additional one year period.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the junior subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank and earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB.

The Company’s condensed consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section above.  The Company has also committed to investing in certain partnerships.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with our available lines of credit will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. As of June 30, 2008, the Bank was well-capitalized with a Tier 1 Capital ratio of 9.98%, and Total Capital ratio of 11.14%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2008 is expected to be 8.97%, and its Total Capital ratio 10.33%. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Forward Looking Statements

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “would,” “could” or “may.” Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 15, 2008, the following proposals were adopted by the margins indicated:

1.     Election of Directors.

	Number of Shares
	For	Withheld
Steven Bangert	18,609,419	215,806
Michael B. Burgamy	18,694,594	130,631
Morgan Gust	18,528,428	296,797
Thomas M. Longust	18,699,268	125,957
Jonathan C. Lorenz	18,600,736	224,489
Evan Makovsky	18,630,590	194,635
Harold F. Mosanko	18,630,283	194,942
Noel N. Rothman	18,583,424	241,801
Timothy J. Travis	18,650,831	174,394
Mary Beth Vitale	18,673,040	152,185
Mary White	18,519,001	306,224

2.     Proposal for ratification of independent registered public accounting firm.

Number of
shares
For	18,670,422
Against	108,240
Abstain	46,563

3.     Proposal to amend the Company’s 2005 Equity Incentive Plan to increase the number of shares authorized under the Plan to 2,750,000 shares and increase the restricted stock award limit under the Plan to 500,000 shares.

Number of
shares
For	9,642,523
Against	4,406,863
Abstain	116,649

4.     Proposal to adopt reasonable policy regarding use of telephones.

Number of
shares
For	516,471
Against	7,806,532
Abstain	5,843,032

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

COBIZ FINANCIAL INC.

Date:	August 11, 2008	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	August 11, 2008	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer