Form 10-Q
period 2008-09-30
COBIZ FINANCIAL INC
filed 2008-11-10
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

There were 23,365,861 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 28, 2008.

Item 1.  Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2008	2007
Assets
Cash and due from banks	$45,447	$45,951
Interest-bearing deposits	4,936	3,675
Total cash and cash equivalents	50,383	49,626
Investments:
Investment securities available for sale (cost of $423,980 and $379,677, respectively)	418,558	378,565
Investment securities held to maturity (fair value of $414 and $473, respectively)	411	470
Other investments	23,489	16,628
Total investments	442,458	395,663
Loans, net of allowance for loan losses of $27,703 and $20,043, respectively	1,973,982	1,826,283
Goodwill	45,785	43,386
Intangible assets, net of amortization of $3,066 and $2,511, respectively	5,873	2,112
Bank-owned life insurance	30,303	29,546
Premises and equipment, net of depreciation of $23,478 and $21,854, respectively	9,249	8,811
Accrued interest receivable	9,036	10,201
Deferred income taxes	12,478	7,723
Other real estate owned	7,008	—
Other	19,552	17,661
TOTAL ASSETS	$2,606,107	$2,391,012

Liabilities
Deposits
Demand	439,536	439,076
NOW and money market	528,272	631,391
Savings	10,617	11,546
Eurodollar	101,723	77,444
Certificates of deposits	657,114	583,232
Total deposits	1,737,262	1,742,689
Securities sold under agreements to repurchase	140,264	168,336
Other short-term borrowings	421,139	197,444
Accrued interest and other liabilities	20,369	21,107
Subordinated debentures	92,550	72,166
TOTAL LIABILITIES	$2,411,584	$2,201,742

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; None outstanding	—	—
Common, $.01 par value; 50,000,000 shares authorized; and 23,361,361 and 22,992,756 issued and outstanding, respectively	231	230
Additional paid-in capital	99,426	96,906
Retained earnings	97,197	92,128
Accumulated other comprehensive (loss) income, net of income tax of $(1,429) and $4, respectively	(2,331)	6
TOTAL SHAREHOLDERS’ EQUITY	$194,523	$189,270
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,606,107	$2,391,012

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$30,445	$34,241	$92,887	$97,950
Interest and dividends on investment securities:
Taxable securities	5,302	5,107	15,318	15,311
Nontaxable securities	31	33	93	116
Dividends on securities	219	201	569	610
Federal funds sold and other	55	121	221	359
Total interest income	36,052	39,703	109,088	114,346
INTEREST EXPENSE:
Interest on deposits	7,846	12,116	27,998	32,222
Interest on short-term borrowings	2,825	3,868	8,019	12,881
Interest on subordinated debentures	1,143	1,429	3,359	4,233
Total interest expense	11,814	17,413	39,376	49,336
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,238	22,290	69,712	65,010
Provision for loan losses	5,335	1,430	16,352	2,467
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,903	20,860	53,360	62,543
NONINTEREST INCOME:
Deposit service charges	1,045	806	2,956	2,234
Investment Advisory and trust income	1,517	1,214	4,932	3,558
Insurance income	3,743	2,089	11,519	7,159
Investment banking income	1,062	2,059	4,551	4,441
Other income	2,018	856	4,420	2,589
Total noninterest income	9,385	7,024	28,378	19,981
NONINTEREST EXPENSE:
Salaries and employee benefits	13,776	12,093	44,827	36,554
Occupancy expenses, premises and equipment	3,274	2,843	9,658	8,517
Amortization of intangibles	166	118	555	355
Loss on other assets and securities	1,097	166	1,158	422
Other	3,390	3,053	9,887	8,815
Total noninterest expense	21,703	18,273	66,085	54,663
INCOME BEFORE INCOME TAXES	6,585	9,611	15,653	27,861
Provision for income taxes	2,422	3,604	5,712	10,311
NET INCOME	$4,163	$6,007	$9,941	$17,550

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	(1,327)	1,739	(2,337)	1,973
COMPREHENSIVE INCOME	$2,836	$7,746	$7,604	$19,523

EARNINGS PER SHARE:
Basic	$0.18	$0.25	$0.43	$0.74
Diluted	$0.18	$0.25	$0.43	$0.72
DIVIDENDS PER SHARE	$0.07	$0.07	$0.21	$0.19

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,941	$17,550
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	491	197
Depreciation and amortization	3,086	2,830
Amortization of net loan fees	(1,817)	(1,878)
Provision for loan and credit losses	16,034	2,467
Stock-based compensation	1,279	1,111
Federal Home Loan Bank stock dividend	(412)	(461)
Deferred income taxes	(3,219)	(717)
Excess tax benefits from stock-based compensation	(135)	(951)
Increase in cash surrender value of bank owned life insurance	(757)	(716)
Supplemental executive retirement plan	566	563
Loss on other real estate owned	750	—
Other-than-temporary-impairment write-down on securities	345	—
Other operating activities, net	(1,487)	(18)
Changes in operating assets and liabilities:
Accrued interest receivable	1,165	(690)
Other assets	(193)	604
Accrued interest and other liabilities	(1,467)	(3,119)

Net cash provided by operating activities	24,170	16,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(6,454)	(1,515)
Proceeds from other investments	1,049	257
Purchase of investment securities available for sale	(141,544)	(237,531)
Maturities of investment securities held to maturity	59	194
Maturities of investment securities available for sale	96,363	291,884
Proceeds from sale of investment securities	—	1,053
Net cash paid in earn-outs	—	(438)
Purchase of Bernard Dietrich and Associates	(6,781)	—
Proceeds from sale of other real estate owned	280	—
Loan originations and repayments, net	(170,272)	(203,946)
Purchase of premises and equipment	(2,941)	(2,201)
Other investing activities, net	4	99

Net cash used in investing activities	(230,237)	(152,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, NOW, money market, Eurodollar and savings accounts	(79,309)	95,380
Net increase in certificates of deposits	73,862	87,062
Net increase (decrease) in short term borrowings	223,695	(21,987)
Net (decrease) in securities sold under agreements to repurchase	(28,072)	(20,644)
Proceeds from issuance of subordinated promissory notes	20,309	—
Proceeds from issuance of common stock	1,110	22,947
Repurchase of common stock	—	(10,509)
Dividends paid on common stock	(4,858)	(4,539)
Excess tax benefits from stock-based compensation	135	951
Other financing activities, net	(48)	(28)

Net cash provided by financing activities	206,824	148,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	757	13,261
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,626	38,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,383	$52,237

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; two locations in Boulder; two near Vail; and eight in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. On January 2, 2008, CoBiz Insurance, Inc. acquired substantially all the assets of Bernard Dietrich & Associates (BDA), a commercial and personal property and casualty insurance brokerage serving the Phoenix market. CoBiz Insurance, Inc. will operate in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner was acquired on December 31, 2007, to supplement the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three or nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

On January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). The ratified final consensus on this issue requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through endorsement split-dollar policies carried in Bank-Owned Life Insurance (BOLI), the effects of which are to be recognized through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $16,000 that was charged to retained earnings when it established the obligation for future post-retirement benefits relating to the Company’s applicable endorsement split-dollar life insurance arrangements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In October 2008, FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, was issued, effective immediately for all prior periods for which financial statements have not been issued.  This FSP provides clarification on the application of FASB 157 and issues to be considered when observable valuation inputs do not exist or observable inputs are from an inactive market. See Note 11 for additional discussion on fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (SFAS 141R). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will evaluate the impact SFAS 141R will have on its consolidated financial statements if an acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is evaluating the impact, if any, SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the required disclosures under SFAS 133 in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application allowed.  The Company is currently evaluating the impact SFAS 161 will have on its disclosures as the Bank subsidiary utilizes a hedging strategy to manage its exposure to interest rate changes as well as offering certain derivative products to its customers.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents.  The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company is evaluating the impact, if any, the FSP will have on its consolidated financial statements.

3.                                      Acquisitions

Wagner Investment Management, Inc. — On December 31, 2007, the Company acquired Wagner, an SEC-registered investment advisor located in Denver. The acquisition was accounted for using the purchase method of accounting. The acquisition of Wagner was completed through the purchase of all of Wagner’s common stock as of the purchase date.  At December 31, 2007, the Company had preliminarily allocated $3,198,000 of the purchase price to goodwill, which is expected to be deductible for tax purposes.  In the first quarter of 2008, the Company allocated $1,116,000 out of goodwill and into certain intangible assets consisting of a customer list, trademark and a lease intangible. An adjustment of $10,000 related to direct acquisition costs was also allocated out of goodwill.  The customer list and the lease intangible will be amortized over 12 years and two years (the remaining term of the lease), respectively.  The trademark will be evaluated for impairment and will not be amortized.

Bernard Dietrich and Associates, Inc. — On January 2, 2008, the Company acquired substantially all the assets of Bernard Dietrich & Associates, Inc., a provider of commercial and personal property and casualty insurance brokerage, and risk management consulting services located in Phoenix.  The results of operations of BDA have been included in the condensed consolidated statement of income beginning January 2, 2008.

The initial purchase price was $6,781,000, consisting of $6,750,000 in cash and $31,000 in direct acquisition costs. A deposit of $750,000 was also put into escrow for potential additional consideration.  The terms of the BDA asset purchase agreement provide for deferred payments for each of the calendar years 2009 and 2010 to be paid to the former shareholders of BDA in proportion to their respective ownership immediately prior to the acquisition. The deferred payments are payable in cash from the escrowed funds of $750,000 and any interest earned.  The deferred payments will be a maximum of $375,000 and $750,000 for 2009 and 2010, respectively, with the aggregate amount of total deferred payments during this two-year period capped at $750,000. The yearly deferred payments will be based on maintaining a revenue threshold as defined in the BDA asset purchase agreement.  The deferred payments will be treated as additional cost of the acquisition and recorded as goodwill in accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

The Company allocated $3,525,000 of the purchase price to goodwill, which is expected to be tax deductible, $3,200,000 to a customer list intangible asset and $56,000 to other miscellaneous assets.  The customer list will be amortized over 15 years.

4.                                      Earnings per Common Share

The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Net Income	$4,163	$6,007	$9,941	$17,550

Weighted average common shares - issued	23,326	23,664	23,137	23,711
Average nonvested restricted share awards	(222)	—	(74)	—
Weighted average common shares outstanding - basic	23,104	23,664	23,063	23,711
Effect of dilutive nonvested share awards and stock options outstanding	128	486	177	575
Weighted average common shares outstanding - diluted	23,232	24,150	23,240	24,286

Basic earnings per share	$0.18	$0.25	$0.43	$0.74
Diluted earnings per share	$0.18	$0.25	$0.43	$0.72

For the three and nine months ended September 30, 2008, 1,926,542 and 1,624,884 share-based awards, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and nine months ended September 30, 2007, 1,034,873 and 760,345 share-based awards, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

5.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Other comprehensive items:
Unrealized (loss) gain on available for sale securities, net of reclassification to operations of $345 and $169 for the three months ended September 30 and $388 and $422 for the nine months ended September 30	$(2,185)	$1,490	$(4,309)	$1,347

Unrealized gain on derivative securities, net of reclassification to operations of $534 and $394 for the three months ended September 30 and $1,419 and $1,312 for the nine months ended September 30	44	1,315	539	1,835

Tax benefit (expense) related to items of other comprehensive income	814	(1,066)	1,433	(1,209)
Other comprehensive (loss) income, net of tax	$(1,327)	$1,739	$(2,337)	$1,973

6.                                      Goodwill and Intangible Assets

A summary of goodwill, adjustments to goodwill and total assets by operating segment at September 30, 2008 is noted below.  See Note 3 for discussion of acquisitions and adjustments.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	September 30,	September 30,
(in thousands)	2007	adjustments	2008	2008

Commercial banking	$15,348	$—	$15,348	$2,556,940
Investment banking	5,279	—	5,279	6,765
Investment advisory and trust	7,644	(1,126)	6,518	9,222
Insurance	15,115	3,525	18,640	27,831
Corporate support and other	—	—	—	5,349
Total	$43,386	$2,399	$45,785	$2,606,107

At September 30, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Trademark	Total
December 31, 2007	$2,100	$12	$—	$2,112
Acquisitions and adjustments:
BDA	3,200	—	—	3,200
Wagner	783	64	269	1,116
Amortization	(527)	(28)	—	(555)
September 30, 2008	$5,556	$48	$269	$5,873

The Company recorded amortization expense of $555,000 during the nine months ended September 30, 2008, compared to $355,000 in the same period of 2007.  Amortization expense on intangible assets for each of the five succeeding years (excluding $170,000 to be recognized for the remaining three months of fiscal 2008) is estimated in the following table:

(in thousands)
2009	$674
2010	642
2011	638
2012	638
2013	426

Total	$3,018

7.                                      Derivatives

A summary of outstanding derivatives at September 30, 2008 and 2007 is as follows:

	At September 30,
	2008		2007
(in thousands)	Notional	Estimated fair value	Notional	Estimated fair value
Asset/liability management hedges:
Cash flow hedge - interest rate swap	$100,000	$1,662	$135,000	$52

Customer accomodation derivatives:
Interest rate swap	$61,063	$(1,765)	$20,381	$548
Reverse interest rate swap	61,063	1,985	20,381	(548)

8.                                      Subordinated Debentures

The Company completed a private placement of $20,384,000 Subordinated Unsecured Promissory Notes (the “Notes”) during the third quarter of 2008.  The notes will mature in 2018, ten years after the initial issue date (August 18, 2008).  The notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.

A summary of the outstanding subordinated debentures at September 30, 2008 is as follows:

	Subordinated
(in thousands)	debentures	Interest rate	Maturity date	Earliest call date
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	September 17, 2033	September 17, 2008
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010
Subordinated Promissory Notes	20,384	Fixed 9.00%	August 18, 2018	August 18, 2013
	$92,550

9.                                Share-Based Compensation Plans

During the first nine months of 2008 and 2007, the Company recognized compensation expense, net of estimated forfeitures, of $1,279,000 and $1,111,000, respectively, for stock-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

A summary of changes in option awards for the nine months ended September 30, 2008, is as follows:

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2007	2,201,722	$14.85
Granted	367,294	12.29
Exercised	91,031	6.63
Forfeited	155,742	16.49

Outstanding — September 30, 2008	2,322,243	$14.65

Exercisable — September 30, 2008	1,601,103	$13.80

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 was $2.57.

A summary of changes in stock awards for the nine months ended September 30, 2008, is as follows:

		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2007	2,000	$21.07
Granted	220,500	6.87
Vested	400	21.07
Forfeited	—	—

Nonvested at September 30, 2008	222,100	$6.97

At September 30, 2008, there was $3,751,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.55 years.

10.                         Segments

The Company’s reportable segments consist of Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance, and Corporate Support and Other.

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

The Insurance segment includes the activities of FDL and CoBiz Insurance, Inc. which operates in the metro Denver and metro Phoenix markets as CoBiz Insurance – Colorado and – Arizona, respectively. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. Employee benefit services include assisting companies in creating and managing benefit programs such as medical, dental, vision, 401(k), disability, life and cafeteria plans. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to individuals and small and medium-sized businesses. The majority of the revenue for both FDL and CoBiz Insurance, Inc. is derived from insurance product sales and referrals, and are paid by third-party insurance carriers. Insurance commissions are normally calculated as a percentage of the premium paid by our clients to the insurance carrier, and are paid to us by the insurance carrier for distributing and servicing their insurance products.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	Three months ended September 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$36,012	$11	$—	$—	$29	$36,052
Total interest expense	10,496	—	—	2	1,316	11,814
Net interest income	25,516	11	—	(2)	(1,287)	24,238
Provision for loan losses	5,335	—	—	—	—	5,335
Net interest income after provision	20,181	11	—	(2)	(1,287)	18,903
Noninterest income	3,048	1,062	1,517	3,743	15	9,385
Noninterest expense	8,485	1,369	1,570	3,488	6,791	21,703
Income before income taxes	14,744	(296)	(53)	253	(8,063)	6,585
Provision for income taxes	5,680	(102)	7	127	(3,290)	2,422
Net income before management fees and overhead allocations	$9,064	$(194)	$(60)	$126	$(4,773)	$4,163
Management fees and overhead allocations, net of tax	3,772	41	80	101	(3,994)	—
Net income	$5,292	$(235)	$(140)	$25	$(779)	$4,163

	Nine months ended September 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$108,956	$30	$3	$4	$95	$109,088
Total interest expense	35,385	—	5	7	3,979	39,376
Net interest income	73,571	30	(2)	(3)	(3,884)	69,712
Provision for loan losses	16,352	—	—	—	—	16,352
Net interest income after provision	57,219	30	(2)	(3)	(3,884)	53,360
Noninterest income	7,310	4,551	4,932	11,519	66	28,378
Noninterest expense	23,914	3,975	4,968	10,737	22,491	66,085
Income before income taxes	40,615	606	(38)	779	(26,309)	15,653
Provision for income taxes	15,286	249	33	350	(10,206)	5,712
Net income before management fees and overhead allocations	$25,329	$357	$(71)	$429	$(16,103)	$9,941
Management fees and overhead allocations, net of tax	11,932	130	255	321	(12,638)	—
Net income	$13,397	$227	$(326)	$108	$(3,465)	$9,941

At September 30, 2008
Balance Sheet
Total assets	$2,556,940	$6,765	$9,222	$27,831	$5,349	$2,606,107

	Three months ended September 30, 2007
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$39,626	$34	$—	$1	$42	$39,703
Total interest expense	15,946	—	—	—	1,467	17,413
Net interest income	23,680	34	—	1	(1,425)	22,290
Provision for loan losses	1,430	—	—	—	—	1,430
Net interest income after provision	22,250	34	—	1	(1,425)	20,860
Noninterest income	1,662	2,059	1,214	2,089	—	7,024
Noninterest expense	6,685	1,441	1,070	2,246	6,831	18,273
Income before income taxes	17,227	652	144	(156)	(8,256)	9,611
Provision for income taxes	6,481	250	69	(46)	(3,150)	3,604
Net income before management fees and overhead allocations	$10,746	$402	$75	$(110)	$(5,106)	$6,007
Management fees and overhead allocations, net of tax	3,474	51	63	109	(3,697)	—
Net income	$7,272	$351	$12	$(219)	$(1,409)	$6,007

	Nine months ended September 30, 2007
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$114,120	$100	$1	$3	$122	$114,346
Total interest expense	45,068	—	—	3	4,265	49,336
Net interest income	69,052	100	1	—	(4,143)	65,010
Provision for loan losses	2,496	—	—	—	(29)	2,467
Net interest income after provision	66,556	100	1	—	(4,114)	62,543
Noninterest income	4,811	4,441	3,558	7,159	12	19,981
Noninterest expense	19,245	3,959	3,096	7,172	21,191	54,663
Income before income taxes	52,122	582	463	(13)	(25,293)	27,861
Provision for income taxes	19,377	229	206	28	(9,529)	10,311
Net income before management fees and overhead allocations	$32,745	$353	$257	$(41)	$(15,764)	$17,550
Management fees and overhead allocations, net of tax	11,107	147	184	324	(11,762)	—
Net income	$21,638	$206	$73	$(365)	$(4,002)	$17,550

	At September 30, 2007
Balance Sheet
Total assets	$2,237,871	$8,617	$5,909	$21,028	$3,698	$2,277,123

11.                               Fair Value

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities has been delayed until fiscal years beginning after November 15, 2008.  Accordingly, the Company will apply the requirements of SFAS 157 to the evaluation of goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment beginning January 1, 2009.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Available for sale securities – At September 30, 2008, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes, considered by the Company an observable input (Level 2) in previous quarters.  However, as the private label MBS market has become continually illiquid, these securities are being valued more often based on modeling techniques and not observable trades.  Accordingly, the Company has reassessed the input level and transferred the private label MBS to Level 3 during the third quarter of 2008.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments – The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at September 30, 2008.

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

Other Real Estate Owned (OREO) – OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  Fair value of OREO is based on property appraisals, considered a Level 2 input by the Company.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$393,353	$—	$388,394	$4,959
Trust preferred securites	21,852	21,852	—	—
Obligations of states and political subdivisions	3,353	—	3,353	—
Total available for sale securities	$418,558	$21,852	$391,747	$4,959

Derivatives:
Cash flow hedge - interest rate swap	$1,662	$—	$1,662	$—
Reverse interest rate swap	1,985	—	1,985	—
Total derivative assets	$3,647	$—	$3,647	$—

Liabilities
Derivatives
Interest rate swap	$1,765	$—	$1,765	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	Investment securities available for sale
Balance at December 31, 2007	$—
Transfers into Level 3	8,273
Unrealized loss included in comprehensive income	(3,314)
Balance at September 30, 2008	$4,959

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
(in thousands)	Balance at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans (impaired)	$7,956	$—	$4,085	$3,871
Other real estate owned	7,008	—	7,008	—

During the three months ended September 30, 2008, other real estate owned with a carrying value of $2,580,000 was written down to its fair value of $1,830,000.  This resulted in an impairment loss of $750,000 that was included in earnings for the period.

12.       Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2008:

(in thousands)	Company	Bank
Shareholders’ equity/ GAAP capital	$194,523	$231,283
Disallowed goodwill and other intangibles	(50,033)	(3,365)
Unrealized loss on available for sale securities	3,361	3,361
Accumulated net gains on cash flow hedges	(1,030)	(1,030)
Subordinated debentures	65,618	—
Other deductions	(295)	—
Tier I regulatory capital	$212,144	$230,249

Subordinated debentures	$24,766	$—
Allowance for loan losses	27,219	27,140
Total risk-based regulatory capital	$264,129	$257,389

	Company		Bank
(in thousands)	Tier I	Total risk-based	Tier I	Total risk-based
Regulatory capital	$212,144	$264,129	$230,249	$257,389
Minimum capital requirement	87,071	174,141	86,815	173,630
Regulatory capital - excess	$125,073	$89,988	$143,434	$83,759
Capital ratios	9.8%	12.1%	10.6%	11.9%
Minimum capital requirement	4.0%	8.0%	4.0%	8.0%
Well capitalized requirement	N/A	N/A	6.0%	10.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2007. For a discussion of the segments included in our principal activities, see Note 10 to the Notes of the Condensed Consolidated Financial Statements.

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of small and medium-sized businesses and high-net-worth individuals. Our operating segments consist of Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support and Other.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of options to purchase common stock and restricted stock to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings.

Industry Overview

The U.S. commercial banking industry has been significantly impacted in 2008 by decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market.  The weakened U.S. housing market has caused the industry to realize significant losses on write-downs of investment securities securitized by real estate and higher credit costs for write-downs of loans issued for investment.  During 2008, 16 banks have failed and gone into receivership with the FDIC compared to 10 bank failures in the previous five years.  In September 2008, the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac, who collectively guarantee more than half of the outstanding mortgages in the U.S., into conservatorship.  The FDIC reported that net income of insured commercial banks and savings institutions for the second quarter of 2008 fell to the second-lowest quarterly total since 1991.

The overall market conditions led to the issuance of the Emergency Economic Stabilization Act of 2008 (EESA) that was signed into law on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (TARP) with an objective to ease the downturn in the credit cycle.  The TARP provides up to $700 billion to the Department of the Treasury to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, the Department of the Treasury established a Capital Purchase Program (CPP), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009 and accelerated the date on which the Federal Reserve will begin paying interest on required and excess reserve balances.  The Company is currently in the process of completing the application to participate in the CPP.

On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system.  Pursuant to the program, the FDIC will  guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009.  All FDIC insured institutions are covered under the program until December 5, 2008 at no cost.  After December 5, 2008, the cost for institutions electing to participate is a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75-basis-points of the eligible senior unsecured debt guaranteed under the program.  The Company intends to continue to participate in the Temporary Liquidity Guarantee Program with respect to the unlimited coverage for noninterest-bearing transaction accounts.

Financial and Operational Highlights

•                  Net income for the three and nine months ended September 30, 2008, was $4.2 million and $9.9 million, respectively, compared to $6.0 million and $17.6 million for the same periods in 2007.

•                  Diluted earnings per share for the three and nine months ended September 30, 2008, were $0.18 and $0.43, respectively, compared to $0.25 and $0.72 for the same periods in 2007.

•                  Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2008 increased to $24.4 million and $70.2 million, respectively, compared to $22.4 million and $65.4 million for the same periods in 2007.

•                  The net interest margin on a tax-equivalent basis was 4.13% and 4.09% for the three and nine months ended September 30, 2008, respectively, compared to 4.26% and 4.32% for the same periods in 2007.

•                  Gross loans increased $155.4 million from December 31, 2007, or 11.2% on an annualized basis.

•                  Provision for loan and credit losses for the three and nine months ended September 30, 2008, was $5.4 million and $16.0 million, respectively, compared to $1.4 million and $2.5 million for the comparable periods in 2007.

•                  Net loan charge-offs totaled $8.7 million for the nine months ended September 30, 2008, or 0.45% of average loans during the period, compared to 0.11% for the same period in 2007.

•                  Nonperforming assets increased to $30.9 million or 1.19% of total assets at September 30, 2008, compared to $3.5 million or 0.15% of total assets at December 31, 2007.

•                  Allowance for loan and credit losses increased to 1.40% of total loans at September 30, 2008, compared to 1.10% for the same period in 2007.

•                  Noninterest income increased by $8.4 million to $28.4 million for the nine months ended September 30, 2008,  a 42.0% increase from the year-earlier period in 2007.

•                  Earnings for the third quarter of 2008 were negatively impacted by a $1.1 million loss related to a valuation adjustment on OREO and an other-than-temporary impairment (OTTI) on a FNMA perpetual preferred security.

•                  The Company issued $20.4 million of subordinated debt through a private placement offering to support future growth and reinforce regulatory capital.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the adoption of SFAS 157 (see discussion below and in Note 11 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q), there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with SFAS 157 to determine the instrument’s fair value.  At September 30, 2008, 16.2% or $422.2 million of total assets, consisting of $393.4 million in MBS and $3.6 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At September 30, 2008, 0.1% or $1.8 million of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisting of impaired loans and other real estate owned represented 0.6% or $15.0 million of total assets.

At September 30, 2008, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at September 30, 2008, using Level 1 and 2 inputs was $413.6 million.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $5.0 million at September 30, 2008.   At September 30, 2008, investments incorporating Level 3 inputs as part of their valuation represent 0.19% of total assets.  In previous quarters, private label MBS were categorized by the Company as Level 2 inputs.  However, considering these securities are often valued based on modeling techniques utilizing unobservable inputs due to the lack of liquidity in the private label MBS market, the company reassessed the input level and transferred private level MBS to a Level 3 category during the third quarter of 2008.  The Company recognized no gains or losses in relation to the private label MBS for the three and nine months ended September 30, 2008.  Unrealized losses of $1.8 million and $3.3 million were recorded in other comprehensive income relating to private label MBS for the three and nine months ended September 30, 2008, respectively.

Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of SFAS 157, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2008, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  Fair value of OREO is based on property appraisals, considered a Level 2 input by the Company.

Financial Condition

Total assets were $2.6 billion at September 30, 2008, an increase of $215.1 million since December 31, 2007, relating primarily to growth in the loan and investment portfolios.

Investments.  Investments increased $46.8 million from $395.7 million at December 31, 2007, to $442.5 million at September 30, 2008.  The increase resulted from purchases of $141.5 million offset by $96.4 million of maturities and calls.  Purchased and maturing investments were largely high-grade government-backed mortgage-backed securities. The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments comprised 17.0% of total assets at September 30, 2008, a slight increase from 16.5% at December 31, 2007.

Loans.  Gross loans increased by $155.4 million to $2.0 billion at September 30, 2008, from $1.85 billion at December 31, 2007. The increase in loans is primarily due to growth of $104.1 million in the real estate portfolios and growth of $44.2 million in the commercial portfolio.  Approximately 76% of the year-to-date loan growth has come from the Colorado market, our largest market with $1.3 billion in loans or approximately 63% of total loans.

	September 30, 2008		December 31, 2007		September 30, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$621,128	31.4%	$576,959	31.6%	$537,447	31.1%
Real Estate - mortgage	982,084	49.8%	874,226	47.9%	834,416	48.2%
Real Estate - construction	305,819	15.5%	309,568	17.0%	299,069	17.3%
Consumer	80,336	4.1%	71,422	3.9%	62,414	3.6%
Other	12,318	0.6%	14,151	0.8%	14,987	0.9%
Gross loans	2,001,685	101.4%	1,846,326	101.1%	1,748,333	101.1%
Less allowance for loan losses	(27,703)	(1.4)%	(20,043)	(1.1)%	(18,583)	(1.1)%
Net loans	$1,973,982	100.0%	$1,826,283	100.0%	$1,729,750	100.0%

Goodwill.  Goodwill increased by $2.4 million to $45.8 million at September 30, 2008, from $43.4 million at December 31, 2007.  Goodwill was increased by $3.5 million related to the BDA asset acquisition and offset by a decrease of $1.1 million in adjustments related to the reclassification of intangible assets on the Wagner acquisition.  Goodwill is subject to purchase price allocation adjustments for one year following an acquisition.

Accrued Interest Receivable.  Accrued interest receivable decreased by $1.2 million to $9.0 million at September 30, 2008, from $10.2 million at December 31, 2007. The decrease is related primarily to a drop in the yield on the overall loan portfolio due to the declining rate environment in 2008.

Deferred Income Taxes.  Deferred income taxes increased $4.8 million to $12.5 million at September 30, 2008, from $7.7 million at December 31, 2007.  The increase was primarily related to the $2.8 million tax effect of the provision for loan and credit losses (net of charge-offs and recoveries), the $1.4 million tax effect of net unrealized losses recognized in other comprehensive income and $0.4 million tax effect of share-based compensation expense.

Other Real Estate Owned.  OREO increased to $7.0 million at September 30, 2008.  There was no OREO at December 31, 2007.  The balance at September 30, 2008 consists of $6.0 million of land acquisition and development and $1.0 million of residential properties.

Other Assets.  Other Assets increased $1.9 million to $19.6 million at September 30, 2008, from $17.7 million at December 31, 2007.  Contributing to the increase was a $1.0 million increase in the fair market value of interest rate swaps and a $0.6 million increase in the value of equity method investments.

Deposits.  Total deposits of $1.74 billion at September 30, 2008 were relatively steady with total deposits at December 31, 2007.  There was a notable shift in the mix of deposits in recent months as customers reacting to national economic news and events surrounding the financial community sought to guard their deposits and bring more of their accounts under FDIC protection. The Company offers FDIC-insured certificates of deposit through the Certificate of Deposit Account Registry Service® (CDARS), a program designed to achieve full insurance protection for the customer while protecting the deposit relationship of the banking institution.  Under the program, depositors’ funds in excess of the FDIC insurance limit are broken into smaller amounts (generally less than $100,000) and placed with other member banks who reciprocate the action by placing small deposits with the Company, thus achieving fully insured balances for the customer. The following table shows that NOW and money market accounts decreased by $103.1 million to $528.3 million at September 30, 2008, while the Bank’s reciprocal CDARS increased by $111.8 million from $14.2 million at December 31, 2007. The Eurodollar deposits, first introduced in the third quarter of 2007, continues to be an attractive deposit solution for the Bank’s customers, increasing by $24.3 million to $101.7 million at September 30, 2008, compared to $77.4 million at December 31, 2007.  Much of the increase in Eurodollars is offset by declines in customer repurchase agreements. Core deposit growth continues to be a challenge due to competition from other banks and financial service providers as well as current economic conditions.  However, the Company believes the action by the FDIC subsequent to September 30, 2008, to increase the maximum insured balance, even if temporary, will be well received by depositors and serve to stabilize deposit relationships.

	September 30, 2008		December 31, 2007		September 30, 2007
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market	$528,272	28.1%	$631,391	33.0%	$584,890	31.3%
Savings	10,617	0.6%	11,546	0.6%	11,028	0.6%
Eurodollar	101,723	5.4%	77,444	4.1%	68,544	3.7%
Certificates of deposits under $100,000	97,017	5.2%	112,125	5.9%	112,930	6.1%
Certificates of deposits $100,000 and over	312,053	16.6%	308,867	16.2%	281,004	15.1%
Reciprocal CDARS	125,951	6.7%	14,159	0.7%	16,091	0.9%
Brokered deposits	122,093	6.5%	148,081	7.7%	125,792	6.7%
Total interest-bearing deposits	1,297,726	69.1%	1,303,613	68.2%	1,200,279	64.3%
Noninterest-bearing demand deposits	439,536	23.4%	439,076	23.0%	458,752	24.6%
Customer repurchase agreements	140,264	7.5%	168,336	8.8%	206,973	11.1%
Total deposits and customer repurchase agreements	$1,877,526	100.0%	$1,911,025	100.0%	$1,866,004	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $28.1 million since December 31, 2007, partially due to the migration of funds to the Eurodollar sweep product that offers a higher interest rate.

Other Short-Term Borrowings.  Other short-term borrowings increased $223.7 million to $421.1 million at September 30, 2008, from $197.4 million at December 31, 2007.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), advances on a revolving line of credit and short-term borrowings from the U.S. Treasury.  The increase in other short-term borrowings is primarily due to growth in the loan and investment portfolios while deposit growth has remained flat. Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be volatile due to increased competition and uncertain economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $0.7 million to $20.4 million at September 30, 2008, from $21.1 million at December 31, 2007. The decrease relates primarily to a decrease in interest rates paid on interest-bearing liabilities.

Subordinated Debentures.  Subordinated debentures increased $20.4 million to $92.6 million at September 30, 2008, from $72.2 million at December 31, 2007.  During the quarter ended September 30, 2008, the Company issued $20.4 million of subordinated debt in a private placement offering (see Note 8 of the Notes to the Condensed Consolidated Financial Statements).

Results of Operations

Overview

The following table presents the condensed statements of income for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Interest Income	$36,052	$39,703	$(3,651)	-9.2%	$109,088	$114,346	$(5,258)	-4.6%
Interest Expense	11,814	17,413	(5,599)	-32.2%	39,376	49,336	(9,960)	-20.2%
NET INTEREST INCOME BEFORE PROVISION	24,238	22,290	1,948	8.7%	69,712	65,010	4,702	7.2%
Provision for loan losses	5,335	1,430	3,905	273.1%	16,352	2,467	13,885	562.8%
NET INTEREST INCOME AFTER PROVISION	18,903	20,860	(1,957)	-9.4%	53,360	62,543	(9,183)	-14.7%
Noninterest Income	9,385	7,024	2,361	33.6%	28,378	19,981	8,397	42.0%
Noninterest Expense	21,703	18,273	3,430	18.8%	66,085	54,663	11,422	20.9%
INCOME BEFORE INCOME TAXES	6,585	9,611	(3,026)	-31.5%	15,653	27,861	(12,208)	-43.8%
Provision for income taxes	2,422	3,604	(1,182)	-32.8%	5,712	10,311	(4,599)	-44.6%
NET INCOME	$4,163	$6,007	$(1,844)	-30.7%	$9,941	$17,550	$(7,609)	-43.4%

Annualized return on average assets for the three and nine months ended September 30, 2008 was 0.65% and 0.54%, respectively, compared to 1.06% and 1.08% for the same periods in 2007.  Annualized return on average common shareholders’ equity for the three and nine months ended September 30, 2008 was 8.49% and 6.81%, respectively, compared to 12.29% and 12.39% for the same periods in 2007.  The decrease in our return on average assets and common shareholders’ equity is primarily attributable to the provision for loan and credit losses of $5.4 million and $16.0 million for the three and nine months ended September 30, 2008, respectively.  The provision for loan and credit losses totaled $1.4 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.  For the three and nine months ended September 30, 2008, the efficiency ratio was 61.28% and 66.19%, respectively, compared to 61.77% and 63.82% for the same periods in 2007.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  Since September 2007, the FOMC has lowered its target for the federal funds rate by 325 basis points through the end of the third quarter of 2008.  Although the Company maintains a relatively balanced interest rate sensitivity position, the magnitude of the rate cuts, combined with an increased shift to wholesale funding, caused our net interest margin to decrease by 13 basis points and 23 basis points for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,
		2008			2007
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$7,435	$55	2.89%	$9,681	$122	4.93%
Investment securities (2)	425,965	5,571	5.23%	413,797	5,362	5.18%
Loans (2), (3)	1,946,465	30,632	6.16%	1,685,184	34,359	7.98%
Allowance for loan losses	(26,940)			(18,914)
Total interest-earning assets	$2,352,925	$36,258	5.98%	$2,089,748	$39,843	7.41%
Noninterest-earning assets
Cash and due from banks	43,038			45,173
Other	152,848			108,961
Total assets	$2,548,811			$2,243,882

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$610,777	$2,771	1.80%	$604,560	$5,128	3.37%
Savings	10,358	29	1.11%	11,076	50	1.79%
Eurodollar	120,725	572	1.85%	32,687	345	4.13%
Certificates of deposit
Brokered under $100,000	102,624	780	3.02%	117,014	1,580	5.36%
Under $100,000	139,170	1,048	3.00%	125,538	1,564	4.94%
$100,000 and over	321,325	2,646	3.28%	274,535	3,450	4.99%
Total interest-bearing deposits	$1,304,979	$7,846	2.39%	$1,165,410	$12,117	4.12%
Other borrowings
Securities sold under agreements to repurchase	151,276	608	1.57%	232,880	2,211	3.72%
Other short-term borrowings	364,440	2,217	2.38%	121,951	1,657	5.32%
Subordinated debentures	79,837	1,143	5.60%	72,166	1,428	7.74%
Total interest-bearing liabilities	$1,900,532	$11,814	2.46%	$1,592,407	$17,413	4.32%
Noninterest-bearing demand accounts	433,135			439,811
Total deposits and interest-bearing liabilities	2,333,667			2,032,218
Other noninterest-bearing liabilities	20,020			17,799
Total liabilities	2,353,687			2,050,017
Shareholders’ equity	195,124			193,865
Total liabilities and shareholders’ equity	$2,548,811			$2,243,882
Net interest income (taxable equivalent)		$24,444			$22,430
Net interest spread			3.52%			3.09%
Net interest margin			4.13%			4.26%
Ratio of average interest-earning assets to average interest-bearing liabilities	123.80%			131.23%

	For the nine months ended September 30,
		2008			2007
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$8,500	$221	3.42%	$9,078	$359	5.21%
Investment securities (2)	411,181	16,044	5.20%	417,704	16,108	5.14%
Loans (2), (3)	1,900,620	93,340	6.45%	1,618,674	98,310	8.01%
Allowance for loan losses	(24,080)			(18,385)
Total interest-earning assets	$2,296,221	$109,605	6.22%	$2,027,071	$114,777	7.41%
Noninterest-earning assets
Cash and due from banks	42,450			44,841
Other	144,686			109,910
Total assets	$2,483,357			$2,181,822

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$654,270	$10,368	2.12%	$574,047	$13,893	3.24%
Savings	10,854	112	1.38%	11,165	143	1.71%
Eurodollar	107,295	1,737	2.13%	11,016	345	4.13%
Certificates of deposits
Brokered under $100,000	101,964	3,124	4.08%	100,847	4,014	5.32%
Under $100,000	122,429	3,440	3.75%	113,188	4,087	4.83%
$100,000 and over	326,481	9,217	3.77%	265,606	9,740	4.90%
Total interest-bearing deposits	$1,323,293	$27,998	2.82%	$1,075,869	$32,222	4.00%
Other borrowings
Securities sold under agreements to repurchase	152,096	2,230	1.93%	240,169	6,791	3.73%
Other short-term borrowings	288,662	5,789	2.63%	150,650	6,090	5.33%
Subordinated debentures	74,742	3,359	5.90%	72,166	4,233	7.73%
Total interest-bearing liabilities	$1,838,793	$39,376	2.84%	$1,538,854	$49,336	4.27%
Noninterest-bearing demand accounts	431,382			435,592
Total deposits and interest-bearing liabilities	2,270,175			1,974,446
Other noninterest-bearing liabilities	18,292			17,930
Total liabilities and preferred securities	2,288,467			1,992,376
Shareholders’ equity	194,890			189,446
Total liabilities and shareholders’ equity	$2,483,357			$2,181,822
Net interest income (taxable equivalent)		$70,229			$65,441
Net interest spread			3.37%			3.14%
Net interest margin			4.09%			4.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	124.88%			131.73%

(1)	Average yield or cost for the three and nine months ended September 30, 2008 and 2007 has been annualized and is not necessarily indicative of results for the entire year.
(2)	Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.
(3)	Loan fees included in interest income are not material. Nonaccrual loans are excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2008 was primarily driven an increase in the volume of interest-earning assets, partially offset by an increase in the volume of interest-bearing liabilities and a decrease attributed to lower rates.  For the three and nine months ended September 30, 2008, the yield on average earning assets decreased 143 basis points and 119 basis points over the comparable periods in 2007.  Similarly, the yield on average interest-bearing liabilities decreased by 186 basis points and 143 basis points for the three and nine months ended September 30, 2008.  Management believes the Company’s deposit rates have been set to retain deposits (and protect the margin), but not at a level necessary to attract new deposits. Based on continued loan demand, the Company intends to strengthen its focus on core deposits which may increase its marginal funding cost and place pressure on the net interest margin considering loan production has significantly outpaced deposit generation.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
NONINTEREST INCOME
Deposit service charges	$1,045	$806	$239	29.7%	$2,956	$2,234	$722	32.3%
Other loan fees	218	194	24	12.4%	752	529	223	42.2%
Investment advisory and trust income	1,517	1,214	303	25.0%	4,932	3,558	1,374	38.6%
Insurance income	3,743	2,089	1,654	79.2%	11,519	7,159	4,360	60.9%
Investment banking income	1,062	2,059	(997)	(48.4)%	4,551	4,441	110	2.5%
Other income	1,800	662	1,138	171.9%	3,668	2,060	1,608	78.1%
Total noninterest income	$9,385	$7,024	$2,361	33.6%	$28,378	$19,981	$8,397	42.0%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, letters of credit and ancillary loan fees, income from investment advisory and trust services, income from life insurance and wealth transfer products, benefits brokerage, property and casualty insurance, retainer and success fees from investment banking engagements, and increases in the cash surrender value of bank-owned life insurance.

Deposit Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Deposit service charges increased by 29.7% and 32.3% for the three and nine months ended September 30, 2008, respectively, from comparable periods in 2007. The increase is mainly due to increases in treasury management analysis fees.  The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.   Investment advisory and trust income for the three and nine months ended September 30, 2008 increased $0.3 million and $1.4 million, respectively, over the same periods in 2007.  The increases are mainly attributable to the Company’s recent acquisition of Wagner, which contributed revenue of $0.5 million during the third quarter and $1.5 million year-to-date.

At September 30, 2008, Discretionary Assets Under Management (AUM) were $833.5 million compared to $720.1 million a year ago.  Total AUM, including custody and advisory assets, were $1.5 billion compared to $876.9 million.  The overall increase in AUM is mainly due to the acquisition of Wagner, which had a total of $793.3 million in AUM at September 30, 2008.  Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given current market conditions.  The downturn in the stock market continues to adversely impact revenue growth.

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

For the three and nine months ended on September 30, 2008 and 2007, revenue earned from the Insurance segment is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Wealth transfer and executive compensation	36.36%	31.38%	30.99%	39.25%
Benefits consulting	23.06%	40.82%	24.20%	35.48%
Property and casualty	38.98%	24.55%	42.73%	22.13%
Fee income	1.60%	3.25%	2.08%	3.14%
	100.00%	100.00%	100.00%	100.00%

Income from property and casualty comprises a larger portion of total insurance income for the three and nine  months ended September 30, 2008, when compared to the same periods in 2007, primarily due to the acquisition of BDA in the first quarter of 2008.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  Investment banking income for the three months ended September 30, 2008 decreased by $1.0 million as compared to the same period in 2007.  However, year-to-date investment banking income has remained relatively consistent, increasing by $0.1 million or 2.5% from the comparable period in 2007.

Other Income.  Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, swap fees, merchant charges, bankcard fees, loan fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The increase in other income for 2008 as compared to 2007 is primarily due to an increase in fees related to interest rate swaps conducted with our customers.  Swap fees increased $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Also contributing to the increase in other income were earnings on equity method investments, which increased $0.9 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, over comparable periods in 2007.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$13,383	$11,689	$1,694	14.5%	$43,548	$35,443	$8,105	22.9%
Stock based compensation expense	393	404	(11)	(2.7)%	1,279	1,111	168	15.1%
Occupancy expenses, premises and equipment	3,274	2,843	431	15.2%	9,658	8,517	1,141	13.4%
Amortization of intangibles	166	118	48	40.7%	555	355	200	56.3%
Other operating expenses	3,390	3,053	337	11.0%	9,887	8,815	1,072	12.2%
Loss on other assets and securities	1,097	166	931	560.8%	1,158	422	736	174.4%
Total noninterest expenses	$21,703	$18,273	$3,430	18.8%	$66,085	$54,663	$11,422	20.9%

Salaries and Employee Benefits.  Salaries and employee benefits have increased due to the acquisitions of BDA and Wagner, growth in our employee base and an increase in variable compensation expense (due to an increase in non-interest income).  The acquisitions of BDA and Wagner contributed $1.0 million and $3.4 million of the increase for the three and nine months ended September 30, 2008, respectively.  Base salary expense, excluding variable compensation expense and salary expense related to the Wagner and BDA acquisitions, increased approximately 8.6% and 11.1% for the three and nine months ended September 30, 2008, respectively.  This increase reflects the hiring of additional seasoned bankers in the latter half of 2007 and an annual merit increase, averaging 4%, that was effective January 1, 2008.  Variable compensation expense (including discretionary bonuses and commissions), excluding the Wagner and BDA acquisitions, decreased $0.2 million and increased $1.5 million for the three and nine months ended September 30, 2008, respectively.  At September 30, 2008, the Company employed 539 full-time-equivalent employees, compared to 490 a year earlier.

Stock-based Compensation. Stock-based compensation, used to retain existing employees and recruit new employees, is considered an important part of overall compensation.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  The occupancy cost increase for 2008 is primarily due to the acquisitions of BDA and Wagner coupled with increased rent expense from three de novo locations opened since September 30, 2007.

Amortization of Intangibles. Amortization of intangibles is primarily related to customer relationships and contracts.  The increase in amortization expense is primarily the result of the impact of the additional amortization of intangible assets as a result of the acquisition of Wagner and BDA.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended September 30, 2008 over the same period in 2007 was primarily attributed to the acquisitions of

Wagner and BDA ($0.1 million) and loan work-out expenses ($0.3 million).  The increase for the nine months ended September 30, 2008 over the same period in 2007 was primarily attributed to the acquisitions of Wagner and BDA ($0.4 million), year-to-date loan work-out expenses ($0.3 million) and service contracts and courier expenses ($0.4 million).

Loss on Other Assets and Securities. Loss on other assets and securities consists of a $0.8 million loss on the sale of OREO that occurred subsequent to September 30, 2008, but was recognized during the third quarter of 2008.  Also included in loss on other assets and securities is a $0.3 million OTTI charge on FNMA perpetual preferred securities.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $5.4 million and $16.0 million for the three and nine months ended September 30, 2008, compared to $1.4 million and $2.5 million for the same periods in 2007. The increase reflects the deterioration of property values in many western United States markets, including Arizona. The negative trend in real estate values that started in 2007 continued into 2008, and certain real estate development loans in the Arizona market were further downgraded based on current property appraisals that showed declining collateral values. To date, the asset quality problems have been isolated primarily to land acquisition and development loans in the Arizona market and though there are signs of modest deterioration in the Colorado market, it has not been impacted to the extent of Arizona. All loans are continually monitored to identify potential problems with repayment and collateral sufficiency. Loans collateralized by real estate in the Arizona portfolio are being closely examined in light of continued land value declines. At September 30, 2008, the allowance for loan and credit losses amounted to 1.40% of total loans, compared to 1.10% at September 30, 2007, and 1.12% at December 31, 2007. Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

During the nine months ended September 30, 2008, the Company had net charge-offs of $8.7 million compared to $1.8 million for the same period in 2007. Approximately $5.2 million of the current year charge-offs relate to two construction and development projects in the Arizona market.

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

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Allowance for loan losses at beginning of period	$20,043	$17,871	$17,871
Charge-offs:
Commercial	(1,263)	(1,803)	(1,780)
Real estate — construction	(7,426)	—	—
Consumer	(125)	(30)	(23)
Other	(5)	(5)	—
Total charge-offs	(8,819)	(1,838)	(1,803)
Recoveries:
Commercial	36	56	29
Real estate — mortgage	85	—	—
Consumer	3	18	16
Other	3	—	3
Total recoveries	127	74	48
Net charge-offs	(8,692)	(1,764)	(1,755)
Provision for loan losses charged to operations	16,352	3,936	2,467
Allowance for loan losses at end of period	$27,703	$20,043	$18,583

Allowance for credit losses at beginning of period	$576	$576	$576
Provision for credit losses charged to operations	(317)	—	—
Allowance for credit losses at end of period	$259	$576	$576

Combined allowance for loan and credit losses at end of period	$27,962	$20,619	$19,159

Combined provision for loan and credit losses	$16,035	$3,936	$2,467

Average loans outstanding during the period	$1,917,487	$1,665,379	$1,621,095
Ratio of net charge-offs to average loans	0.45%	0.11%	0.11%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2008	2007	2007
Nonperforming Loans
Loans 90 days or more delinquent and still accruing	$1,650	$2,208	$844
Nonaccrual loans	22,254	1,202	719
Total nonperforming loans	23,904	3,410	1,563
Repossessed assets and OREO	7,008	90	447
Total nonperforming assets	$30,912	$3,500	$2,010
Allowance for loan losses	$27,703	$20,043	$18,583
Allowance for credit losses	259	576	576
Allowance for loan and credit losses	$27,962	$20,619	$19,159

Ratio of nonperforming assets to total assets	1.19%	0.15%	0.09%
Ratio of nonperforming loans to total loans	1.19%	0.18%	0.09%
Ratio of allowance for loan and credit losses to total loans	1.40%	1.12%	1.10%
Ratio of allowance for loan and credit losses to nonperforming loans	116.98%	604.69%	1225.85%

Approximately $19.9 million of the $30.9 million in total nonperforming assets at September 30, 2008 were originated in the Arizona market while $11.0 million were originated in the Colorado market.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A description of each segment is provided in Note 10 of the accompanying notes to the condensed consolidated financial statements.  Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	25,516	23,680	1,836	8%	73,571	69,052	4,519	7%
Provision for loan losses	5,335	1,430	3,905	273%	16,352	2,496	13,856	555%
Noninterest income	3,048	1,662	1,386	83%	7,310	4,811	2,499	52%
Noninterest expense	8,485	6,685	1,800	27%	23,914	19,245	4,669	24%
Provision for income taxes	5,680	6,481	(801)	(12)%	15,286	19,377	(4,091)	(21)%
Net income before management fees and overhead	9,064	10,746	(1,682)	(16)%	25,329	32,745	(7,416)	(23)%
Management fees and overhead allocations, net of tax	3,772	3,474	298	9%	11,932	11,107	825	7%
Net income	$5,292	$7,272	$(1,980)	(27)%	$13,397	$21,638	$(8,241)	(38)%

Other information
Full-time equivalent employees	381.5	351.7			381.6	356.4

Net income for the three and nine months ended September 30, 2008, respectively, decreased $2.0 million, or 27%, and $8.2 million, or 38%, compared to the same periods in 2007. The decrease during the three months ended September 30, 2008, was primarily the result of a $3.9 million increase in provision for loan losses and a $1.8 million increase in noninterest expense partially offset by a $1.8 million increase in net interest income, a $1.4 million increase in noninterest income, and a $0.8 million decrease in income tax expense.  Impacting the increase in noninterest expense was a $1.1 million loss related to a valuation adjustment on OREO and an OTTI on a FNMA perpetual preferred security.  Impacting the increase in noninterest income was a $0.9 million increase in earnings on equity method investments.

The decrease during the nine months ended September 30, 2008 was primarily the result of a $13.9 million increase in provision for loan losses and a $4.7 million increase in noninterest expense partially offset by a $4.5 million increase in net interest income, a $2.5 million increase in noninterest income, and a $4.1 million decrease in income tax expense.  The increase in noninterest expense is primarily related to the aforementioned loss on OREO and OTTI, three new de novo locations, and an increase in loan work-out expenses for troubled loans.  The increase in noninterest income is primarily related to a $0.7 million increase in earnings on equity method investments and a $0.7 million increase in deposit service charges.  Refer to the discussion of “net interest income” and the “provision and allowance for loan and credit losses” included elsewhere in this report for additional information.

Investment Banking.

	Investment Banking
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	11	34	(23)	(68)%	30	100	(70)	(70)%
Noninterest income	1,062	2,059	(997)	(48)%	4,551	4,441	110	2%
Noninterest expense	1,369	1,441	(72)	(5)%	3,975	3,959	16%
Provision for income taxes	(102)	250	(352)	141%	249	229	20	(9)%
Net income before management fees and overhead	(194)	402	(596)	(148)%	357	353	4	1%
Management fees and overhead allocations, net of tax	41	51	(10)	(20)%	130	147	(17)	(12)%
Net income	$(235)	$351	$(586)	(167)%	$227	$206	$21	10%

Other information
Full-time equivalent employees	21.9	23.8			21.9	22.3
Operating margin (1)	-27.59%	31.15%			13.23%	12.82%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net income for the three and nine months ended September 30, 2008 decreased $0.6 million and was relatively flat, compared to the same periods in 2007.  The decrease for three months ended September 30, 2008 was primarily the result of the number of transactions closed during the quarter compared to the prior year.  In the third quarter of 2008, two transactions were closed representing $0.7 million in revenue, compared to three transactions representing $1.4 million in the third quarter of 2007.

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

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	—	—	—%		(2)	1	(3)	(300)%
Noninterest income	1,517	1,214	303	25%	4,932	3,558	1,374	39%
Noninterest expense	1,570	1,070	500	47%	4,968	3,096	1,872	60%
Provision for income taxes	7	69	(62)	(90)%	33	206	(173)	(84)%
Net income before management fees and overhead	(60)	75	(135)	(180)%	(71)	257	(328)	(128)%
Management fees and overhead allocations, net of tax	80	63	17	27%	255	184	71	39%
Net income	$(140)	$12	$(152)	(1,267)%	$(326)	$73	$(399)	(547)%

Other information
Full-time equivalent employees	35.3	22.7			35.1	21.4
Operating margin (1)	-3.49%	11.86%			-0.77%	13.01%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net income for the three and nine months ended September 30, 2008 decreased $0.2 million and $0.4 million, respectively, compared to the same periods in 2007.  The Company closed the acquisition of Wagner on December 31, 2007.  The Wagner acquisition had no impact on the Company’s results of operation for 2007 but contributed $0.5 million and $1.5 million in revenue for the three and nine months ended September 30, 2008, respectively.  The Wagner acquisition also increased noninterest expense by $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively.  Included in noninterest expense is $0.1 million in year-to-date amortization from intangibles included in the acquisition.

Discretionary Assets under Management (AUM) were $833.5 million at September 30, 2008.  Total AUM, including custody and advisory assets, were $1.5 billion (including a very significant advisory client base on which we receive an hourly consulting fee, as opposed to a basis-point-fee on AUM).

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given general market conditions.  Continued pressure on AUM levels may mute current-year revenue growth.

Insurance.

	Insurance
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2008	2007	Amount	%	2008	2007	Amount	%
Income Statement
Net interest income	(2)	1	(3)	(300)%	(3)	—	(3)%
Noninterest income	3,743	2,089	1,654	79%	11,519	7,159	4,360	61%
Noninterest expense	3,488	2,246	1,242	55%	10,737	7,172	3,565	50%
Provision for income taxes	127	(46)	173	376%	350	28	322	1,150%
Net income before management fees and overhead	126	(110)	236	(215)%	429	(41)	470	(1,146)%
Management fees and overhead allocations, net of tax	101	109	(8)	(7)%	321	324	(3)	(1)%
Net income	$25	$(219)	$244	(111)%	$108	$(365)	$473	(130)%

Other information
Full-time equivalent employees	81.9	58.5			81.0	60.5
Operating margin (1)	6.76%	-7.46%			6.76%	-0.18%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net income for the three and nine months ended September 30, 2008 increased $0.2 million and $0.5 million, respectively, compared to the same periods in 2007.  Insurance income increased to $3.7 million in the third quarter from $2.1 million in the third quarter of 2007. Year to date, insurance revenues totaled $11.5 million versus $7.2 million for the prior year period.  The segment was positively affected by the addition of CoBiz Insurance – Arizona, which had no impact on the 2007 results but contributed $1.0 million and $3.2 million in revenue for the three and nine months ended September 30, 2008.  The BDA acquisition also increased noninterest expense by $0.8 million and $2.8 million for the three and nine months ended September 30, 2008, respectively.  Included in noninterest expense is $0.2 million in year-to-date amortization of intangibles included in the acquisition.

The Employee Benefits area continues to see steady revenue growth and has improved revenues by 9% year-to-date over the same period in 2007.  Revenue for the wealth transfer division has also increased significantly by 27% year-to-date. Revenues from the division are transactional in nature, as estate planning goals are primarily achieved through the placement of life insurance.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2008:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased	$85,008	$—	$—	$—	$85,008
TIO funds	25,000	—	—	—	25,000
FHLB overnight funds purchased	3,000	—	—	—	3,000
Repurchase agreements	140,264	—	—	—	140,264
FHLB advances	300,000	—	—	—	300,000
Revolving line of credit (1)	8,342	—	—	—	8,342
Operating lease obligations	5,120	8,533	6,684	8,148	28,485
Subordinated debentures (2)	5,689	8,174	5,869	116,633	136,365
Supplemental executive retirement plan	—	—	—	2,685	2,685
Total contractual obligations	$572,423	$16,707	$12,553	$127,466	$729,149

(1) Includes estimated interest payments of $0.2 million due “Within one year.” For amounts outstanding under our revolving line of credit facility, interest reported above was calculated using the actual borrowing rate and amount outstanding at September 30, 2008. Because the interest rate paid under the revolving credit facility is a variable rate, actual interest payments will differ based on the benchmark rate and actual amounts outstanding for the applicable periods.

(2) Includes estimated interest payments of $5.7 million due “Within one year,” $8.2 million due “After one but within three years”, $5.9 million due “After three but within five years” and $24.1 million due “After five years.”  Interest is calculated using the current borrowing rates at September 30, 2008 and assumes each subordinated debenture will remain outstanding until the earliest call date. The Company has no plans to retire the $20.6 million subordinated debt issued by CoBiz Statutory Trust I, which became callable at September 17, 2008, and has included interest at the current rate through the contractual maturity of September 17, 2033.  Because interest rates paid on subordinated debentures are variable rates, actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 8 to our Condensed Consolidated Financial Statements for additional information on subordinated debentures.

The Company has employed a strategy to expand its offering of fee-based products through the acquisition of entities that complement its business model.  We will often structure the purchase price of an acquired entity to include an earn-out, which is a contingent payment based on achieving future performance levels. Given the uncertainty of today’s economic climate and the performance challenges it creates for companies, we feel that the use of earn-outs in acquisitions is an effective method to bridge the expectation gap between a buyer’s caution and a seller’s optimism. Earn-outs help to protect buyers from paying a full valuation up-front without the assurance of the acquisition’s performance, while allowing sellers to participate in the full value of the company provided the anticipated performance does occur.  Since the earn-out payments are determined based on the acquired company’s performance during the earn-out period, the total payments to be made are not known at the time of the acquisition.  The Company has committed to make additional earn-out payments to the former owners of Wagner and BDA based on performance.  The maximum amount of possible earn-outs to Wagner and BDA are $6.7 million and $0.8 million, respectively.  At September 30, 2008, no amounts were due under the earn-out arrangements.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2008, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$442,918	$174,384	$30,918	$4,616	$652,836
Standby letters of credit	44,362	10,038	—	—	54,400
Commercial letters of credit	1,365	3,488	—	—	4,853
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,917	—	—	—	1,917

Total commitments	$492,742	$187,910	$30,918	$4,616	$716,186

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the liquidity, credit enhancement and financing needs of its customers.  These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  Credit risk is the principal risk associated with these instruments.  The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

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

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Interest rate swaps recorded on the balance sheet at September 30, 2008 do not represent amounts that will ultimately be received or paid under the contracts and are therefore excluded from the table above.

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

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At September 30, 2008 shareholders’ equity totaled $194.5 million, a $5.3 million increase from December 31, 2007.  The increase was due to net income of $9.9 million and $2.5 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity.  These increases were offset by dividend payments of $4.8 million and a $2.3 million decrease in accumulated other comprehensive income due to net unrealized losses in the investment and derivatives portfolio.

The Company successfully completed a private placement of $20.4 million of Subordinated Unsecured Promissory Notes during the third quarter of 2008.  Proceeds from the offering will be used for general corporate purposes.  The notes qualify as Tier 2 capital for regulatory capital purposes.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $50.4 million at September 30, 2008, compared to $49.6 million at December 31, 2007.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

Liability liquidity sources include attracting deposits at competitive rates.  At September 30, 2008 and December 31, 2007, core deposits represented 93% and 92%, respectively, of our total deposits balance of $1.7 billion, which has remained consistent from year-end.  The growth in average core deposits was not sufficient to fund loan growth of $155.4 million or 8.4% at September 30, 2008 from year-end.  Thus, the Company has turned to the use of alternative funding sources.  The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. At September 30, 2008, the Bank has approved unsecured federal funds purchase lines with nine correspondent banks with an aggregate credit line of $200.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2008, the Company’s aggregate correspondent credit lines have decreased by $65.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

The Company has completed the application process to participate in the Federal Reserve’s Term Auction Facility (TAF) to provide additional liquidity.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by the auction process, and must be fully collateralized.  On October 9, 2008, subsequent to quarter-end, $200 million was awarded to the Company via the TAF at an interest rate of 1.39% and a term of 85 days.  The Company intends to continue pursuing funding via the TAF in the future.  We also participate in the U.S. Treasury’s Term Investment Option (TIO) program for Treasury Tax and Loan participants. The TIO program allows us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.  Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. Additionally, in July 2008, the Company entered into an amendment of the $30.0 million revolving line of credit agreement to extend the term for an additional one-year term from July 31, 2008 to July 30, 2009.  Funds are to be used for general corporate purposes. At September 30, 2008, the revolving line of credit had an available balance of $21.9 million.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve.

Available funding at September 30, 2008 totaled $160.2 million, which represents 6.7% of the Company’s earning assets.  Total available funding of $160.2 million is comprised of $115.0 million in available federal funds purchased lines, $23.3 million in FHLB borrowing capacity, and $21.9 million available in the revolving line of credit. In addition, the Company had $96.1 million in securities available to be pledged for collateral for additional FHLB borrowings and TIO or TAF auctions at September 30, 2008.

The Company’s condensed consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section above.  The Company has also committed to investing in certain partnerships.

Management believes the Company continues to have good internal capital generation to support its operations.  We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with our available lines of credit will be sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2008, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.6%, and Total Capital ratio of 11.9%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2008 is 9.8%, and its Total Capital ratio 12.1%. Total Risk-Based Capital for the consolidated company increased by $28.3 million during 2008.  The majority of the increase is attributed to the $20.4 million private offering of subordinated debt raised in the third quarter that qualifies as Tier 2 capital.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2008, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2008, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Except for the addition of the risk factors detailed below, there have been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2007 Form 10-K.

There can be no assurance as to the impact of the Emergency Economic Stabilization Act of 2008 on the financial markets.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, The Emergency Economic Stabilization Act of 2008 (EESA) was signed into law on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (TARP) with an objective to ease the downturn in the credit cycle.  However, there can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced.

Difficult conditions in the financial services markets have adversely affected the business and results of operations of the Company and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, further credit tightening in the market could reduce funding lines available to the Company.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.

Item 6.           Exhibits

Exhibits and Index of Exhibits.

(1) 4.1	Form of Subscription Agreement, by and among CoBiz Financial and the purchasers thereto.

(1) 4.2	Form of Note Holders Agreement, by and among CoBiz Financial and the purchasers thereto.

(2) 10.1	Second Amendment to Lease Agreement between Kesef, LLC and CoBiz Financial Inc., f/k/a Colorado Business Bankshares, Inc., dated February 12, 2008.

(2) 10.2	Third Amendment to Lease Agrement between Kesef, LLC and CoBiz Financial Inc. dated March 7, 2008.

10.3	Amendment to Revolving Credit Agreement dated August 13, 2007, by and between CoBiz Financial Inc. and US Bank, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)          Incorporated herein by reference from the Current Report on Form 8-K as filed on August 22, 2008.

(2)          Incorporated herein by reference from the Current Report on Form 8-K as filed on April 4, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	November 10, 2008	By	/s/ Steven Bangert
Steven Bangert, Chief Executive Officer and Chairman

Date:	November 10, 2008	By	/s/ Lyne B. Andrich
Lyne B. Andrich, Executive Vice President and
Chief Financial Officer