Form 10-K
period 2008-12-31
COBIZ FINANCIAL INC
filed 2009-03-13
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008.

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

Yes    ☐          No    ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2008, computed by reference to the closing price on the NASDAQ Global Select Market was $124,021,906.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock March 10, 2009, was 23,403,587.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial holding company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2008, we had total assets of $2.7 billion, net loans of $2.0 billion and deposits of $1.6 billion. We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc. Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994.

Our wholly owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 13 locations, including nine in the Denver metropolitan area, two in Boulder and two in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has eight locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is headed up by a local president with substantial decision-making authority. We focus on attracting and retaining high quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver office.

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

2007 Acquisition

On December 31, 2007, we acquired Wagner Investment Management, Inc. (Wagner), a Denver-based SEC-registered investment advisory firm providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Wagner have been included in the consolidated financial statements since the date of purchase.

2008 Acquisition

On January 2, 2008, we acquired all the assets and employees of Bernard Dietrich & Associates (BDA), a Phoenix-based property & casualty (P&C) insurance broker, through our subsidiary, CoBiz Insurance, Inc. Founded in 1993, BDA (which is now operated by CoBiz Insurance, Inc. under the name CoBiz Insurance-AZ) provides commercial and personal property and casualty insurance brokerage, as well risk management consulting services to individuals and businesses.  The asset purchase was accounted for using the purchase method of accounting, and accordingly, the results of BDA have been included in the consolidated financial statements in periods subsequent to January 2, 2008.

Operating Segments

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Investment Advisory and Trust

•                  Insurance

•                  Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	• Commercial banking
Colorado Business Bank	• Real estate banking
Arizona Business Bank	• Private banking
• Treasury management
Investment Banking through:	• Merger and acquisition advisory services
Green Manning & Bunch, Ltd.	• Institutional private placements of debt and equity
• Strategic financial services
Investment Advisory and Trust through:	• Customized client investment policy
Alexander Capital Management Group, Inc.	• Proprietary bond and equity offerings
Wagner Investment Management, Inc.	• Tailored asset allocation strategies
CoBiz Trust	• Trust administration
• Investment management
• Estate settlements
• Family office services
Insurance through:	• Estate and business succession planning
CoBiz Insurance, Inc.	• Employee benefits and retirement planning
Financial Designs, Ltd.	• Executive compensation and benefits planning
• Commercial lines
• Private client
• Risk management services

For a complete discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to the Consolidated Financial Statements.

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority, and expanding our products and services to build long-term relationships that meet the needs of professionals, small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest quality personnel by maintaining an entrepreneurial culture and decentralized business approach. In order to realize our strategic objectives, we are pursuing the following strategies:

Organic Growth. We believe the Colorado and Arizona markets provide us with significant long-term opportunities for internal growth. These markets continue to be dominated by a number of large regional and national financial institutions that have acquired locally based banks. We believe this consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of professionals and high-net-worth individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) at June 30, 2008.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank	0.37%	1.52%
Other in-state banks	5.91%	39.24%
Out-of-state banks	93.72%	59.24%
Total	100.00%	100.00%

Our core banking franchise and six fee-based businesses have a large customer base of commercial and high-net-worth individuals with very similar profiles. To facilitate organic growth and cross-referrals between our business lines, we created CoBiz Advisors to focus on bringing a concentration of knowledge about each business line to a designated function. The mission of CoBiz Advisors is to unify our company for the benefit of clients and shareholders by serving as an additional resource for internal and external customers in delivering the full suite of the Company’s products and services.

De novo branching. We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. This strategy has been successful in Colorado and is being implemented in the Arizona market. Since the acquisition of the Company by private investors in 1994, we have introduced nine Colorado and six Arizona de novo locations. Management continues to monitor opportunities for expansion in the western United States.

Fee-based business lines. We began offering trust and estate administration services in 1998; employee benefits brokerage and consulting in 2000; P&C insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003. The 2007 addition of Wagner to CoBiz’s investment management offerings increased our reach in the Colorado market.  The 2008 acquisition of the assets and employees of BDA expanded the P&C business in the Arizona market.  We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our noninterest income and decrease our dependency on net interest income.

Establish strong brand awareness.  In 2007, we completed a project to clarify and strengthen the CoBiz brand, by focusing on the relationship between each of our business lines, our unique breadth of services and our exceptional reputation in the markets we serve. The project analysis included extensive customer and market research to help develop a cohesive and comprehensive approach to our internal and external communications efforts while leveraging the power of each subsidiary as part of the larger company. The branding initiative was executed across all our companies throughout 2007. The initiative has refined the brand platform and unified the look and feel of the CoBiz identity across the Company.

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

•                  Introduced a teller capture system which allows us to electronically capture, balance and archive all transactions delivered through our teller lines; and

•                  Introduced an interest-rate hedge program to our customers. The interest-rate hedge program allows us to offer derivative products such as swaps, caps, floors and collars to assist our customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties that are a near perfect offset to the customer contracts.

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

Capitalizing on the use of technology. We believe we have been able to distinguish ourselves from traditional community banks operating in our market through the use of technology. Our data-processing system allows us to provide upgraded Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include retail and wholesale lockbox, positive pay, controlled disbursement, repurchase agreements and sweep investment accounts. In addition to providing sophisticated services for our customers, we utilize technology extensively in our internal systems and operational support functions to improve customer service, maximize efficiencies, and provide management with the information and analysis necessary to manage our growth effectively.

Emphasizing high-quality customer service. We believe our ability to offer high-quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 21 locations, are not using our remote deposit capture product or simply do not have the time to go to the Bank.

Maintaining asset quality and controlling interest rate risk. We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Bank but submits reports directly to the audit committee of our Board of Directors. At December 31, 2008, our ratio of nonperforming loans to total loans was 2.02%, compared to 0.18% at December 31, 2007.  The slowdown in the overall economy has negatively impacted our asset quality, particularly in the Arizona market.  While our ratio of nonperforming loans to total loans has increased, it remains more favorable than our peer group as reported and defined by the Federal Financial Institutions Examination Council (FFIEC).

We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.  We have also implemented interest rate floors in many of our variable rate loans in order to preserve our net interest income in the event of interest rate decreases.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Achieving efficiencies and economies of scale through centralized administrative and support operations. We seek to maximize operational and support efficiencies in a manner consistent with maintaining high-quality customer service. We have consolidated various management and administrative functions, including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and treasury management services at our downtown Denver office. Most recently, new positions within the Company including a Chief Operations Officer, Director of Deposit Services and a Director of Wealth Management were created to coordinate the growing operational departments, guide deposit gathering efforts of the Bank and enhance our wealth management products. We believe this structure allows our business development professionals to focus on customer service and sales strategies directed at each community that we serve.

Acquisitions. We intend to continue to explore acquisitions of financial institutions or financial service entities, including opportunities in Colorado, Arizona and other western states.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  We believe the downturn in the financial services market during 2008 will increase acquisition opportunities as entities that are undercapitalized look to partner with a stronger financial entity at relatively low deposit premiums.  The Company has received support from the Board of Governors of the Federal Reserve System (FRB) and the Colorado Department of Banking to bid on institutions placed into receivership by the FDIC.

Market Areas Served

We operate in two of the fastest-growing western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets. Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

Colorado.  Denver’s economy has diversified over the years with significant representation in technology, communications, manufacturing, tourism, transportation, aerospace, biomedical and financial services. The Denver metropolitan area is one of the fastest-growing regions in the nation, helping to make Colorado the seventh-fastest growing state in the United States in terms of percentage population growth from April 2000 to July 2008. The population of the Denver and Boulder metropolitan regions have grown to include a workforce of more than 1.4 million at December 2008. The state’s preliminary unemployment rate at December 2008 was 6.1%, the highest rate since 2003, but below the 2008 national average of 7.2%.

We have two locations each in downtown Denver, Boulder, Littleton and the Vail Valley, and one location each in Commerce City, Cherry Creek, the Denver Technological Center (DTC), Golden and Louisville. The following is selected additional market data regarding the Colorado markets we serve:

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

•      The Vail Valley location is anchored by Vail, a prime mountain resort with a construction market for high-end primary and secondary homes.

Arizona. Arizona’s primary economic sectors include trade, manufacturing, mining, agriculture, construction, tourism and services, which is the largest economic sector. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the twentieth century, including being one of the fastest-growing states in terms of percentage population growth from April 2000 to July 2008, second only to Nevada. This population growth has been the primary driver behind the Arizona economy. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size. Approximately 60% of Arizona’s population, or 3.1 million, reside in Maricopa County. Through December 2008, the Phoenix metropolitan area saw a 4.5% decline in its nonfarm employment base from December 2007, the first annual decline since 2001. The preliminary December 2008 unemployment rate for Arizona was 6.9%, significantly higher than the 4.2% rate at December 2007. The following is selected additional market data regarding the Arizona markets we serve:

•      Our Arizona banks are located in Maricopa County. More than half of Arizona’s population resides in Maricopa County, which includes the cities of Phoenix, Mesa, Scottsdale, Surprise, Sun City, Glendale, Chandler, Tempe and Peoria.

•      The East Valley office serves the areas of Mesa and Gilbert. The East Valley has more than 1.5 million residents and accounts for nearly half of the Metro Phoenix population.

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

•      The offices in Scottsdale are located in one of the most desirable areas within metropolitan Phoenix, from both a residential and employment perspective. The Scottsdale area continues to experience faster job growth than population growth.

•      The office in Tempe is located in the center of the Phoenix metropolitan area. Tempe has the highest concentration of businesses in Arizona, with more than 15% of all Arizona high-tech firms located in the area.

Competition

CoBiz and its subsidiaries face competition in all of our principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.  In addition, during 2008 a number of traditional investment banks converted into bank holding companies, which may increase competition for deposits.

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

Please see “Risk Factors — Our business and financial condition may be adversely affected by competition,” below for additional information.

Employees

At December 31, 2008, we had 554 employees, including 535 full-time equivalent employees. Employees of the Company enjoy a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to regulation, supervision and examination by the FRB. CoBiz is required to file an annual report with the FRB and such other reports as may be required pursuant to the BHCA.

Securities Exchange Act of 1934. CoBiz has a class of securities registered with the SEC under the Securities Exchange Act of 1934 (the Exchange Act). The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and regulates insider trading transactions.  The Company is listed on The NASDAQ Global Select Market (NASDAQ) and is subject to the rules of the NASDAQ.

Emergency Economic Stabilization Act of 2008 (EESA).  Deteriorating market conditions in 2008 led to the issuance of the EESA that was signed into law on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (TARP) with an objective to ease the downturn in the credit cycle.  The TARP provides up to $700 billion to the Department of the Treasury (Treasury) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, the Department of the Treasury established a Capital Purchase Program (CPP), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009 and accelerated the date on which the FRB will begin paying interest on required and excess reserve balances.

On December 19, 2008, the Company entered into an agreement with the Treasury pursuant to the CPP to issue shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) for an aggregate purchase price of $64,450,000.  The Company also issued a warrant with a 10-year term to acquire 895,968 shares of its common stock at an exercise price of $10.79.  Participation in the CPP limits the amount of executive compensation that is deductible for tax purposes to $500,000; requires Treasury approval prior to any increase in common stock dividends; and requires Treasury approval prior to any common stock repurchases.  In addition, if dividends on the Series B Preferred Stock are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

American Recovery and Reinvestment Act of 2009 ( ARRA).  To further stimulate the lagging economy, President Barack Obama signed the ARRA into law on February 17, 2009.  Title VII of the ARRA contains limits on executive compensation for senior executive officers of participants in the CPP for as long as any financial assistance provided under the TARP remain outstanding.  The limitations include a prohibition on incentives that may encourage unsafe behavior; a provision for the recovery of bonuses in the event of materially inaccurate financial statements; a prohibition on the payment of golden parachutes; and the prohibition of the accrual or payment of any bonus, retention award or incentive compensation.  The prohibition on retention awards does not include the issuance of restricted stock as long as the restricted stock does not fully vest during the period in which the Series B Preferred Stock is outstanding and the fair value of the award does not exceed 1/3 of the receiving officers annual compensation.  These limitations will apply to the five most highly compensated employees of the Company, or such number of employees as the Treasury may deem necessary.  The ARRA also removed restrictions under the CPP plan that restricted the redemption of the Series B Preferred Stock by the Company unless certain conditions were met.  The Series B Preferred Stock may be redeemed by the Company subject to approval from the FRB.

Acquisitions. As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the CRA). See “— The Bank — Community Reinvestment Act” below.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the 1994 Act). The 1994 Act displaces state laws governing interstate bank acquisitions. Under the 1994 Act, a financial or bank holding company may, subject to some limitations, acquire a bank outside of its home state without regard to local law. Thus, an out-of-state holding company could acquire the Bank, and we can acquire banks outside of Colorado.

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

Gramm-Leach-Bliley Act of 1999 (the GLB Act). The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB, provided that certain conditions are met, including a requirement that all subsidiary depository institutions be “well capitalized.”

Dividend Restrictions.  Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the Consolidated Financial Statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2008, the Company was not in default on any of the junior subordinated debt issuances.

Pursuant to the terms of the agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the issuance or 2) the date on which the Series B Preferred Stock is redeemed in whole.

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

For regulatory capital purposes, the Series B Preferred Stock is treated the same as noncumulative perpetual preferred stock as an unrestricted core capital element included in Tier 1 Capital.

The table below sets forth the capital ratios of the Company:

	At December 31, 2008
		Minimum
Ratio	Actual	Required
Total capital to risk-weighted assets	14.5%	8.0%
Tier I capital to risk-weighted assets	12.3%	4.0%
Tier I leverage ratio	10.4%	4.0%

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “— The Bank — Capital Adequacy.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine.”   The “source of strength doctrine” requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to corporate scandals. The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company’s audit committee must appoint and oversee the company’s auditors; (b) each member of the company’s audit committee must be independent; (c) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company’s audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Bank

General. The Bank is a state-chartered banking institution, the deposits of which are insured by the Bank Insurance Fund of the FDIC, and is subject to supervision, regulation and examination by the Colorado Division of Banking, the FRB and the FDIC. Prior to 2007, the Bank was a nationally chartered institution and also subject to the supervision of the Office of the Comptroller of the Currency (OCC). Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act) is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money-laundering requirements. Among its provisions, the USA Patriot Act requires each financial institution to: (i) establish an anti-money-laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers.  On March 9, 2006, the USA Patriot Improvement and Reauthorization Act of 2005 (Reauthorization Act of 2005 ) was signed by the President to extend and modify the original Act.  The Reauthorization Act of 2005 makes permanent 14 of the original provisions of the USA Patriot Act that had been set to expire.

Transactions with Affiliates. The Bank is subject to Section 23A of the Federal Reserve Act, which limits the amount of loans to, investments in and certain other transactions with affiliates of the Bank; requires certain levels of collateral for such loans or transactions; and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company. If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions except as to “low quality” assets as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices. In addition, Section 23A generally limits transactions with a single affiliate of the Bank to 10% of the Bank’s capital and surplus and generally limits all transactions with affiliates to 20% of the Bank’s capital and surplus.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2008
Ratio	Actual	Minimum Required

Total capital to risk-weighted assets	11.5%	8.0%
Tier I capital to risk-weighted assets	10.2%	4.0%
Tier I leverage ratio	8.6%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2008, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

On November 2, 2007, the FRB approved final rules to implement new risk-based capital requirements for banking organizations with total assets of $250 billion or more or with consolidated total on-balance-sheet foreign exposure of $10 billion or more. The new risk-based regulatory capital framework, known as Basel II, consists of three pillars that address (1) risk-based capital requirements for credit risk, market risk and operational risk; (2) supervisory review of capital adequacy, which relates to an organization’s capital adequacy and internal assessment processes; and (3) market discipline. The final rules became effective in April 2008.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996.  For the first quarter of 2009, the assessment rate range for Risk Category 1 institutions will increase to 12-14 basis points as part of the FDICs Restoration Plan for the Deposit Insurance Fund (DIF).  This increase is necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  The FDIC has proposed assessment rates for the remainder of 2009 ranging from 8-21 basis points for Risk Category 1 institutions.  As part of the proposed assessments beginning April 1, 2009, the FDIC will introduce three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The assessment rates for Risk Categories II — IV range from 18-78 basis points.  A change in our risk category would negatively impact our assessment rates.

The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2009 is 28.5 basis points (114 basis points annually).  The assessment rate is adjusted quarterly.

Temporary Liquidity Guarantee Program (TLGP).  On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system.  Pursuant to the program, the FDIC will guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009.  All FDIC insured institutions were covered under the program until December 5, 2008, at no cost.  After December 5, 2008, the cost for institutions electing to participate is a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program.  The Company elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program.

Restrictions on Loans to One Borrower. Under federal law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses. The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

Fee-Based Business Lines

Alexander Capital Management Group, LLC (ACMG) and Wagner are registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of ACMG’s and Wagner’s investment management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict them from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2008. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines, and the suspension or expulsion from the securities business of a firm, its officers or employees.

Financial Designs Ltd. (FDL) provides wealth transfer planning through the use of life insurance products. State governments extensively regulate our life insurance activities. We sell our insurance products throughout the United States and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. We market these financial products through M Holdings Securities, Inc., a registered broker-dealer and a member of the FINRA and Securities Investor Protection Corporation.

CoBiz Insurance Inc, acting as an insurance producer, must obtain and keep in force an insurance producer’s license with the State of Arizona and Colorado. In order to write insurance in other states, they are required to obtain non-resident insurance licenses. All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity. Insurance producers in Colorado are required to complete 24 hours biennially of continuing education and insurance producers in Arizona are required to complete 20 hours annually.

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

Website Availability of Reports Filed with the SEC

The Company maintains an Internet website located at www.cobizfinancial.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

On October 3, 2008, President Bush signed into law the EESA, which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the CPP authorized by TARP (as well as the Capital Assistance Program announced on February 25, 2009), Treasury is purchasing equity securities from participating institutions.  The series B preferred stock and warrant offered by this prospectus were issued by us to Treasury pursuant to the CPP.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the FRB, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Most recently, on February 17, 2009, the ARRA was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

In addition, the Internal Revenue Service, or IRS, has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Difficult conditions in the financial services markets have adversely affected the business and results of operations of the Company, and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, further credit tightening in the market could reduce funding lines available to the Company.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

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

There has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale in both 2007 and 2008.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. At December 31, 2008, approximately 70% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Arizona and Colorado. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.

The securities purchase agreement between us and Treasury permits Treasury to impose additional restrictions on us retroactively.

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution.  ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including us, until we have repaid Treasury.  These additional restrictions may impede our ability to attract and retain qualified executive officers.  ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to Treasury’s consultation with our primary federal regulator while the securities purchase agreement required that, for a period of three years, the series B preferred stock could generally only be repaid if we raised additional capital to repay the securities and such capital qualified as Tier 1 capital.  Additional unilateral changes in the securities purchase agreement could have a negative impact on our financial condition and results of operations.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The OCC, the FRB and the FDIC recently finalized joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2008 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Changes in interest rates may affect our profitability.

Our profitability is, in part, a function of the spread between the interest rates earned on investments and loans, and the interest rates paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities structures are such that they are affected differently by a change in interest rates. As a result, an increase or decrease in interest rates, the length of loan terms or the mix of adjustable and fixed-rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.  In addition, an increase in interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their loans.

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

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance Inc. and FDL., our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  In addition, a substantial portion of the revenues and earnings of our insurance segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.  With respect to our investment advisory businesses, ACMG and Wagner, our revenues and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of ACMG and Wagner for a particular quarter or year.

We must evaluate whether any portion of our recorded goodwill is impaired.  Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2008, goodwill represented approximately 1.7% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment).  Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired.  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption.  Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, discount rates and terminal values.  Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.  Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

The banking business in the Denver and Phoenix metropolitan areas is highly competitive and is currently dominated by a number of large regional and national financial institutions. In addition to these regional and national banks, there are a number of smaller commercial banks that operate in these areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions, and mortgage bankers. In addition to traditional financial institutions, we also compete for loans with brokerage and investment banking companies, and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.  In addition, during 2008 a number of traditional investment banks converted into bank holding companies, which may increase competition for deposits.

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

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a financial holding company, we are also subject to extensive regulation by the FRB, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Misstatements due to error or fraud may occur and not be detected, because of the inherent limitations in a cost-effective control system.

Although management has determined that our internal controls over financial reporting were effective at December 31, 2008, we cannot assure you that we will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2008, we had 13 bank locations, five fee-based locations and an operations center in Colorado and eight bank locations and one fee-based location in Arizona. Our executive offices are located at 821 17th Street, Denver, Colorado, 80202. We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 15 to the Consolidated Financial Statements. The terms of these leases expire between 2013 and 2016. The Company leases all of its facilities. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
DTC	8400 E. Prentice Ave., Ste. 150, Greenwood Village, CO 80111	2009
Boulder North	2550 N. Broadway, Boulder, CO 80302	2009
Northwest	400 Centennial Pkway., Ste. 100, Louisville, CO 80027	2009
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2009
Denver - Operations	717 17th St., Ste. 400, Denver, CO 80202	2010
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2011
Cherry Creek	301 University Blvd., Suites 100 & 200, Denver, CO 80206	2012
Eagle	212 Chambers Ave., Unit 3, Eagle, CO 81631	2012
Littleton	101 W. Mineral Ave., Littleton, CO 80120	2012
Northeast	4695 Quebec St., Denver, CO 80216	2013
Boulder	2025 Pearl St., Boulder, CO 80302	2014
Prince	2409 W. Main St., Littleton, CO 80120	2014
Tremont	1275 Tremont Pl., Denver, CO 80204	2014
Denver	821 17th St., Denver, CO 80202	2016
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2010
Scottsdale	6929 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2011
Camelback	3200 E. Camelback Rd., Ste. 129, Phoenix, AZ 85018	2012
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2012
Surprise	12775 W. Bell Rd., Surprise, AZ 85374	2016
Phoenix	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018

	Lease
Fee-Based Locations	Address	Expiration
CoBiz Insurance Inc. - CO	10901 W. Toller Dr., Littleton, CO 80127	2009
Wagner Investment Management, Inc	3200 Cherry Creek South Dr., Ste. 240, Denver, CO 80209	2009
CoBiz Insurance Inc. - AZ	3300 N. Central Ave., Ste. 2220, Phoenix, AZ 85012	2010
Green Manning & Bunch, Ltd.	370 17th St., Ste. 3600, Denver, CO 80202	2010
Alexander Capital Management Group	1099 18th St., Ste. 2810, Denver, CO 80202	2012
Financial Designs Ltd.	1775 Sherman St., Ste. 1800, Denver, CO 80203	2013

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 20, 2009, there were approximately 519 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2007:
First Quarter	$22.00	$18.84	$0.06
Second Quarter	20.09	17.81	0.06
Third Quarter	19.25	14.75	0.07
Fourth Quarter	18.08	14.19	0.07
2008:
First Quarter	$16.03	$11.17	$0.07
Second Quarter	13.86	6.58	0.07
Third Quarter	15.20	5.13	0.07
Fourth Quarter	12.30	8.14	0.07

The timing and amount of future dividends are at the discretion of the Board of Directors of the Company and will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 9 to the Consolidated Financial Statements, that could limit our ability to pay dividends.  The Company’s participation in the Treasury’s CPP will place additional restrictions on future dividends, however, the Board of Directors of the Company anticipates it will continue to pay quarterly dividends in amounts determined based on the factors discussed above. Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2003 and the closing prices on December 31, 2004, 2005, 2006, 2007 and 2008, with the hypothetical cumulative total return on the Russell 2000 Index and the NASDAQ Bank Index for the comparable period.

Sale of Unregistered Equity Securities

On December 19, 2008, the Company issued and sold to Treasury 64,450 shares of Series B Preferred Stock and a ten-year warrant to purchase 895,968 shares of common stock for a capital contribution of $64,450,000.  The sale was in conjunction with the Treasury’s CPP under the EESA.  Additional information concerning the CPP is presented under “Business — Supervision and Regulation — The Holding Company” above.  There was no underwriter associated with this transaction.  The sale of the Series B Preferred Stock and the warrant in connection with the transaction was exempt from registration pursuant, among other things, to Section 4(2) of the Securities Act of 1933, as amended.  Except for such shares, during 2008 the Company sold no equity securities without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods reported, the Company has completed two acquisitions of companies as described in Part I, Item 1.

At or for the year ended December 31,	2008	2007	2006	2005	2004
(In thousands, except per share data)
Statement of income data:
Interest income	$144,908	$154,510	$136,444	$103,456	$77,267
Interest expense	49,557	66,611	57,015	32,481	17,387
Net interest income before provision for loan losses	95,351	87,899	79,429	70,975	59,880
Provision for loan losses	39,796	3,936	1,342	2,465	3,015
Net interest income after provision for loan losses	55,555	83,963	78,087	68,510	56,865
Noninterest income	35,399	28,289	29,965	25,153	27,801
Noninterest expense	89,717	75,515	71,927	62,480	56,809
Income before taxes	1,237	36,737	36,125	31,183	27,857
Provision (benefit) for income taxes	(91)	13,713	13,299	11,177	10,231
Net income	$1,328	$23,024	$22,826	$20,006	$17,626

Earnings per common share - basic	$0.05	$0.98	$1.01	$0.90	$0.81
Earnings per common share - diluted	$0.05	$0.96	$0.98	$0.87	$0.78
Cash dividends declared per common share	$0.28	$0.26	$0.22	$0.19	$0.17
Dividend payout ratio	560.00%	26.53%	21.78%	21.05%	20.95%

Balance sheet data:
Total assets	$2,684,275	$2,391,012	$2,112,423	$1,933,056	$1,699,561
Total investments	500,448	395,663	438,894	466,150	485,234
Loans	2,031,253	1,846,326	1,544,460	1,332,668	1,114,307
Allowance for loan losses	42,851	20,043	17,871	16,906	14,674
Deposits	1,639,031	1,742,689	1,476,337	1,326,952	1,147,010
Junior subordinated debentures	72,166	72,166	72,166	72,166	71,637
Subordinated notes payable	20,984	—	—	—	—
Shareholders’ equity	252,099	189,270	162,675	136,544	122,085

Key ratios:
Return on average total assets	0.05%	1.04%	1.11%	1.10%	1.13%
Return on average shareholders’ equity	0.67%	12.15%	15.45%	15.42%	15.84%
Average equity to average total assets	7.80%	8.54%	7.19%	7.16%	7.16%
Net interest margin	4.08%	4.28%	4.20%	4.27%	4.18%
Efficiency ratio (1)	65.10%	64.10%	64.12%	64.83%	65.09%
Nonperforming assets to total assets	1.75%	0.15%	0.06%	0.05%	0.08%
Nonperforming loans to total loans	2.02%	0.18%	0.09%	0.07%	0.12%
Allowance for loan and credit losses to total loans	2.12%	1.12%	1.19%	1.27%	1.32%
Allowance for loan and credit losses to nonperforming loans	104.95%	604.69%	1392.30%	1863.95%	1056.44%
Net charge-offs (recoveries) to average loans	0.87%	0.11%	(0.01)%	0.02%	0.07%

(1)   Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include: commercial banking, investment banking, investment advisory and trust and insurance.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects due to our commitment to technology and expansion of our fee-based businesses. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of stock-based compensation to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on stock-based compensation, see Notes 1 and 14 to the Consolidated Financial Statements.

Industry Overview. The U.S. commercial banking industry has been significantly impacted in 2008 by decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market.  The weakened U.S. housing market has caused the industry to realize significant losses on write-downs of investment securities securitized by real estate and higher credit costs for write-downs of loans issued for investment.  During 2008, 25 banks failed and went into receivership with the FDIC compared to 10 bank failures in the previous five years.  Through February 2009, 16 banks have already gone into receivership.  In September 2008, the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac, who collectively guarantee more than half of the outstanding mortgages in the U.S., into conservatorship.  The FDIC reported that nearly one out of three FDIC-insured institutions reported a net loss in the fourth quarter of 2008 and that the industry as a whole reported its first net loss since 1990.  The Senior Loan Officer Opinion Survey on Bank Lending Practices conducted by the FRB found that 85% of domestic banks responding to the survey had tightened their lending standards on medium-to-large commercial and industrial (C&I) loans during the fourth quarter of 2008 compared to 19% in the fourth quarter of 2007.  The survey also found that 98% of domestic respondents had increased the spread on loan rates over their cost of funds for medium-to-large loans in the fourth quarter of 2008 compared to 35% in the same period of 2007.  During this period, loan loss provisions at FDIC-insured institutions reached a 20-year high and absorbed one-third of the industry’s operating revenue, while quarterly earnings for the industry fell below $30 billion for the first time since 2003. The overall market conditions led the Federal Open Markets Committee (FOMC) to reduce the target federal funds rate by 100 basis points in the last four months of 2007, the first decrease since 2003.  The FOMC continued this strategy throughout 2008, when the target federal funds rate was decreased an additional 400 basis points until the target reached its floor of 0 to 25 basis points in December.  While the Company does not originate or purchase subprime loans, nearly all financial service organizations have been impacted by the current environment.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2008, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 21 bank locations, six fee-based businesses and total assets of $2.7 billion. Certain key metrics of our operating segments at December 31, 2008 and 2007 are as follows:

			Investment		Corporate
	Commercial	Investment	Advisory &		Support and
	Banking	Banking	Trust	Insurance	Other	Consolidated
(In thousands, except per share data)	2008
Net income (loss)	$6,675	$(190)	$(288)	$177	$(5,046)	$1,328
Diluted earnings (loss) per common share	$0.28	$(0.01)	$(0.01)	$0.01	$(0.22)	$0.05
Total assets	$2,629,082	$6,670	$9,025	$28,706	$10,792	$2,684,275

	2007
Net income (loss)	$28,689	$322	$(17)	$(542)	$(5,428)	$23,024
Diluted earnings (loss) per common share	$1.20	$0.01	$—	$(0.02)	$(0.23)	$0.96
Total assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

Noted below are some of the significant financial performance measures and operational results for 2008:

•                  Our commercial banking franchise recognized provision for loan losses of $39.8 million in 2008, compared to $3.9 million in 2007.  Net charge-offs for 2008 totaled $17.0 million, compared to $1.8 million for 2007.  Nonperforming assets also increased to $47.0 million at the end of 2008, from $3.5 million at the end of 2007.

•                  The increase in provision for loan loss expense was the primary driver in the decrease in net income for both the commercial banking segment and the Company.  A migration of loans to a more adversely graded credit category in 2008, including charge-off, caused the increase in the provision for loan losses.

•                  Investment Banking lost $0.01 per diluted share in 2008, down from a $0.01 contribution in 2007. Investment banking revenues are transactional in nature and, as a result, the segment’s earnings can be more volatile. While not a significant source of the Company’s earnings, the segment has been a positive contributor over the last several years.

•                  Investment Advisory and Trust lost $0.01 per diluted share in 2008, down from a neutral contribution in 2007.  On December 31, 2007, the Company acquired Wagner, an investment advisor providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations.  Top line revenue for the segment was positively impacted by the acquisition of Wagner in 2008.  Offsetting the increase in revenue from the Wagner acquisition was a decrease in revenue due to market attrition of assets under management.  With all major market indices falling in 2008, this negatively impacted the segment since revenue is generated based on a percentage of assets under management.

•                  Insurance contributed $0.01 per diluted share in 2008, an increase from a $0.02 loss per diluted share in 2007.  On January 2, 2008, the Company completed the acquisition of BDA, a provider of commercial and personal P&C insurance brokerage and risk management consulting services to individuals and businesses in the AZ market.  The acquisition of BDA at the beginning of 2008 positively impacted both top line revenue and net income for the segment.  The wealth transfer business is transactional by nature and fluctuates based on the number of life insurance policies closed during a year. During 2008, the segment nearly doubled the revenue on wealth transfer cases from the amount recognized in 2007.  The wealth transfer business was negatively impacted in 2007, when a higher-than-normal number of cases were rejected in underwriting due to unforeseen medical issues. To a lesser extent, the segment was also impacted by the overall reduction in insurance premiums being realized throughout the commercial insurance industry.

•                  Corporate Support and Other had a decrease in its net loss and loss per share, primarily due to a decrease in interest rates that reduced our interest expense on our variable-rate junior subordinated debentures.  This was partially offset by additional interest expense on the new issuance of subordinated notes payable, discussed below.

•                  The Company recognized losses of $4.6 million in 2008 on valuation adjustments of other real-estate owned and other-than-temporary impairments on investments.

•                  In the third and fourth quarter, the Company successfully raised $20.9 million through a privately placed issuance of subordinated notes payable.  The subordinated notes payable qualify as Tier 2 capital and helped strengthen the Company’s capital position.

•                  Further strengthening the Company’s capital position, on December 19, 2008, the Company became the first Colorado based financial institution to receive a capital investment from the Treasury under the CPP.  The Company received $64.5 million from the issuance of Series B Preferred Stock that pays a cumulative dividend of 5% for the first five years and 9% thereafter.

•                  The Company’s total risk-based capital ratio increased to 14.5% at the end of 2008 from 10.7% at the end of 2007.

This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to the Consolidated Financial Statements.

Bank. The commercial bank segment, the cornerstone of our franchise, had continued success in 2008 growing the loan portfolio and noninterest-bearing demand deposits.  Loans grew by 10% and noninterest-bearing demand deposits grew by 3%.  However, earnings were down 77% as the Bank was not immune to the slowdown in the overall economy and reinforced the allowance for loan losses with a significant increase in the provision for loan losses.

Fee-Based Business Lines. The company’s fee-based business lines — investment banking, insurance, and investment advisory and trust — operated at a slight loss for 2008 on a combined basis. However, before parent company management fees, central service allocations and amortization, the fee based companies generated positive cash flow.  Our ratio of noninterest income to total operating revenues was 27% for 2008 compared to 25% in 2007.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality. We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan. Individual loans that are deemed to be impaired are evaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan.

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

Refer to the Provision and Allowance for Loan and Credit Losses section under Results of Operations below for further discussion on management’s methodology.

Recoverability of Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models utilize variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

We conducted our annual evaluation of our reporting units at December 31, 2008.  As discussed in Note 6 to the Consolidated Financial Statements, at December 31, 2008 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.  The fair value calculations were also tested for sensitivity to reflect reasonable variations, including adjusting the discount rate and keeping all other variables constant and reducing projected revenue growth and projected cost savings. Using this sensitivity approach, there was no impairment identified in any reporting unit.  However, during 2008, the financial services industry, including the Company, realized a significant decrease in market value.  A continuation of this trend may indicate that the individual reporting units of an entity may also be impaired.  If the Company’s market value continues to decrease and the Company is unable to reconcile the combined fair value of its reporting units to its market value, the Company may need to move to step two of the impairment process.  Step two of the evaluation could result in the determination that the carrying value of the reporting unit exceeds its fair value and that goodwill relating to the reporting units has been impaired.  In January and February of 2009, the Company’s market capitalization decreased approximately 50% from its value at the end of 2008.  Due to the decrease, it is likely that the Company will need to further evaluate its goodwill impairment in the first quarter of 2009.  If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge, which would adversely affect our results of operations.

Share-based Payments

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123). Prior to the adoption of SFAS 123(R), we applied the intrinsic-value method for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

SFAS 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities.

Under SFAS 123(R), we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 14 to the Consolidated Financial Statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under

SFAS 123(R), could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Fair Value

The Company has adopted SFAS No. 157, Fair Value Measurements (SFAS 157), as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Pursuant to  SFAS 157, the Company measures investments, derivative instruments and impaired loans.

As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with SFAS 157 to determine the instrument’s fair value.  At December 31, 2008, 18.1% or $486.8 million of total assets, consisting of $476.5 million in available for sale securities and $10.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2008, 0.3% or $7.1 million of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisting of impaired loans represented 1.3% or $35.7 million of total assets.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $3.7 million or 0.1% of total assets at December 31, 2008.  The Company recognized no gains or losses in relation to the private label MBS for the year-ended December 31, 2008.  For additional information on the fair value of certain financial assets and liabilities see Note 18 to the Consolidated Financial Statements.

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In October 2008, FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, was issued, effective immediately for all prior periods for which financial statements have not been issued.  This FSP provides clarification on the application of FASB 157 and issues to be considered when observable valuation inputs do not exist or observable inputs are from an inactive market. See Note 18 for additional discussion on fair value measurements.

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

Financial Condition

The financial condition of the Company was impacted in 2008 by the acquisition of BDA.  The acquisition was accounted for as a purchase and the assets and liabilities and results of operations of the acquired entity are included in the Company’s consolidated balance sheet and consolidated statement of income and comprehensive income at and for the year ended December 31, 2008.

Lending Activities

General. We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and equipment lease financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $10.0 million. At December 31, 2008, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Chief Credit Officer. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the boards of directors of the Bank and CoBiz. The loan portfolio is also monitored regularly by a loan review officer who reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of the board of directors.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
(In thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$648,968	32.6	$576,959	31.6	$482,309	31.6	$421,497	32.0	$386,954	35.2
Real estate — mortgage	1,017,444	51.2	874,226	47.9	698,951	45.8	682,503	51.9	527,266	47.9
Real estate — construction	266,928	13.4	309,568	17.0	292,952	19.2	150,680	11.5	121,138	11.0
Consumer	86,701	4.4	71,422	3.9	57,990	3.8	65,932	5.0	65,792	6.0
Other	11,212	0.6	14,151	0.7	12,258	0.8	12,056	0.9	13,157	1.2
Total loans	$2,031,253	102.2	$1,846,326	101.1	$1,544,460	101.2	$1,332,668	101.3	$1,114,307	101.3
Less: allowance for loan losses	(42,851)	(2.2)	(20,043)	(1.1)	(17,871)	(1.2)	(16,906)	(1.3)	(14,674)	(1.3)
Net loans	$1,988,402	100.0	$1,826,283	100.0	$1,526,589	100.0	$1,315,762	100.0	$1,099,633	100.0

Gross loans increased by $184.9 million in 2008.  Growth in the loan portfolio consisted of approximately $128.7 million and $56.2 million loans generated in our Colorado and Arizona markets, respectively.  The increase in the loan portfolio in 2008 was primarily due to growth of our Commercial and Industrial Loans (C&I) and Term Commercial Mortgages.  The increase of $301.9 million in 2007 was comprised primarily of $286.5 million in real estate and commercial loans.

Under federal law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2008, our individual legal lending limit was $37.7 million. Our Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2008 and 2007, the outstanding balances of loan participations sold by us were $53.7 million and $49.2 million, respectively. At December 31, 2008 and 2007, we had loan participations purchased from other banks totaling $38.9 million and $31.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship. The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2008, 2007, and 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

	2008		2007		2006
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	32	13.7%	26	11.3%	14	7.3%
$3.0 million to $6.0 million	101	20.7%	95	21.0%	78	20.3%
$1.0 million to $3.0 million	385	33.2%	377	34.1%	320	34.4%
$0.5 million to $1.0 million	427	14.8%	422	15.8%	378	17.4%
Less than $0.5 million	4,701	17.6%	4,889	17.8%	4,900	20.5%
	5,646	100.0%	5,809	100.0%	5,690	100.0%

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 15 to the Consolidated Financial Statements for additional discussion on our commitments.

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

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	2008		2007		2006
		% of Commercial		% of Commercial		% of Commercial
Commercial Loans by NAICS Code (In thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Manufacturing	$98,486	15.2%	$73,627	12.8%	$43,832	9.1%
Real estate	85,917	13.3%	87,849	15.2%	53,602	11.1%
Finance and Insurance	84,028	13.0%	65,537	11.4%	38,742	8.0%
Wholesale trade	73,600	11.3%	64,916	11.3%	58,601	12.2%
Health Care	69,060	10.6%	64,385	11.2%	56,762	11.8%
Construction	60,500	9.3%	50,830	8.8%	76,101	15.8%
Services	33,933	5.2%	34,102	5.9%	32,813	6.8%
All other	143,444	22.1%	135,713	23.5%	121,856	25.3%
	$648,968	100.0%	$576,959	100.0%	$482,309	100.0%

Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans. At December 31, 2008, less than 1% of our outstanding loans were guaranteed by the SBA and approximately 1% were guaranteed by the USDA. We also originate residential mortgage loans on a limited basis as an accommodation to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. We do not actively seek residential mortgage loans for our own portfolio, but rather refer such loans to other financial institutions. However, for those residential mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 20 years or less.   Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2008, the majority (57%) of the Company’s real estate mortgage loans were generated in the Colorado market, which continues to outperform the majority of other metropolitan areas nationally.

The following tables summarize the Company’s real estate mortgage portfolio, segregated by property type and the geographical regions in which we operate.

	2008		2007		2006
Real Estate by Type		% of Real Estate		% of Real Estate		% of Real Estate
(In thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial owner	$439,489	43.2%	$383,126	43.8%	$284,695	40.7%
Commercial investor	286,977	28.2%	230,111	26.3%	206,467	29.5%
Residential owner	43,224	4.2%	35,453	4.1%	31,943	4.6%
Residential investor	100,572	9.9%	79,386	9.1%	46,700	6.7%
Land acquisition	147,182	14.5%	146,150	16.7%	129,146	18.5%
	$1,017,444	100.0%	$874,226	100.0%	$698,951	100.0%

	2008		2007		2006
	Number of	% of Real Estate	Number of	% of Real Estate	Number of	% of Real Estate
Geographic Area	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
COLORADO
Denver	150	8.8%	142	9.9%	136	10.1%
Boulder	152	10.9%	140	11.2%	146	10.8%
Eagle	102	5.4%	105	4.2%	102	5.0%
Arapahoe	139	8.2%	133	8.0%	128	7.3%
Jefferson	113	5.3%	115	5.2%	113	6.0%
Adams	80	5.7%	74	5.8%	79	5.8%
Douglas	46	3.6%	42	2.6%	42	2.7%
Larimer	20	1.0%	23	1.2%	22	1.4%
Weld	31	1.8%	23	1.5%	19	1.8%
All others	68	6.1%	86	7.4%	81	6.0%
Subtotal Colorado	901	56.8%	883	56.8%	868	56.9%
ARIZONA
Maricopa	427	36.9%	431	38.4%	409	35.6%
Pinal	17	1.7%	14	1.4%	15	1.6%
Navajo	8	1.2%	9	0.5%	9	0.6%
Coconino	6	0.6%	7	0.6%	38	1.6%
All others	40	2.8%	35	2.3%	36	3.7%
Subtotal Arizona	498	43.2%	496	43.2%	507	43.1%
Total	1,399	100.0%	1,379	100.0%	1,375	100.0%

Real Estate Construction Loans. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.  With the decline in the real estate market in 2008, the Company has become more selective in the extension of credit for new construction projects.  The Company has intentionally managed the construction portfolio down 14% in 2008 when compared to 2007.

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

We selectively provide loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with us. For this category of loans, our underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined primarily by approved independent appraisers.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s real estate loan portfolio are located in the states of Colorado and Arizona.  At December 31, 2008, the majority (62%) of the Company’s real estate construction loans were generated in the Colorado market, which continues to outperform the majority of other metropolitan areas nationally.

The table below summarizes the Company’s Construction loan portfolio by loan type:

(In thousands)	2008	% of Total	2007	% of Total	2006	% of Total
Commercial speculative	$41,789	15.7%	$29,518	9.5%	$25,298	8.6%
Commercial pre-leased	62,960	23.6%	58,419	18.9%	38,815	13.3%
Residential speculative	73,947	27.7%	87,104	28.2%	80,086	27.4%
Residential pre-sold	13,468	5.0%	44,040	14.2%	59,302	20.2%
Land development	74,764	28.0%	90,487	29.2%	89,451	30.5%
	$266,928	100.0%	$309,568	100.0%	$292,952	100.0%

Consumer Loans. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, past due loans more than 90 days and OREO . Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(In thousands)	2008	2007	2006	2005	2004
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$1,292	$2,208	$990	$—	$76
Nonaccrual loans
Commercial	9,312	758	147	786	710
Real estate - construction	15,557	360	85	—	—
Real estate - mortgage	13,616	84	103	121	426
Consumer	1,301	—	—	—	177
Total Nonaccrual loans	39,786	1,202	335	907	1,313
Total nonperforming loans	41,078	3,410	1,325	907	1,389
OREO and Repossessed Assets	5,941	90	—	—	38
Total nonperforming assets	$47,019	$3,500	$1,325	$907	$1,427
Allowance for loan losses	$42,851	$20,043	$17,871	$16,906	$14,674
Allowance for credit losses	259	576	576	—	—
Allowance for loan and credit losses	$43,110	$20,619	$18,447	$16,906	$14,674
Ratio of nonperforming assets to total assets	1.75%	0.15%	0.06%	0.05%	0.08%
Ratio of nonperforming loans to total loans	2.02%	0.18%	0.09%	0.07%	0.12%
Ratio of nonperforming Loans and OREO to Total Loans and OREO	2.31%	0.19%	0.09%	0.07%	0.13%
Ratio of allowance for loan and credit losses to total loans	2.12%	1.12%	1.19%	1.27%	1.32%
Ratio of allowance for loan and credit losses to nonperforming loans	104.95%	604.69%	1392.30%	1863.95%	1056.44%
Ratio of net charge-offs (recoveries) to average loans	0.87%	0.11%	(0.01)%	0.02%	0.07%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2008 was $1.0 million.  Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms and interest income recognized on nonaccrual loans during 2007 and 2006 was not material.  OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.

Nonperforming assets increased by $43.5 million in 2008.  Total nonperforming assets increased by $21.0 million in Colorado and $22.5 million in Arizona.  Included in nonperforming assets at December 31, 2008 was $5.9 million in OREO.  OREO was comprised of seven properties of which six were located in Arizona and one in Colorado.  In addition to the nonperforming assets described above, at December 31, 2008, we had 80 loan relationships considered by management to be potential problem loans, with outstanding principal totaling approximately $85.4 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded in Accrued Interest and Other Liabilities in the accompanying consolidated balance sheets. Although the allowances are presented separately on the consolidated balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances, as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	For the year ended December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance of allowance for loan losses at beginning of period	$20,043	$17,871	$16,906	$14,674	$12,403
Charge-offs:
Commercial	2,194	1,803	278	363	414
Real estate — mortgage	427	—	—	246	410
Real estate — construction	14,122	—	—	—	—
Consumer	364	30	34	99	88
Other	37	5	8	—	55
Total charge-offs	17,144	1,838	320	708	967
Recoveries:
Commercial	42	56	487	104	83
Real estate — mortgage	7	—	25	277	15
Consumer	103	18	7	90	34
Other	4	—	—	4	91
Total recoveries	156	74	519	475	223
Net (charge-offs) recoveries	(16,988)	(1,764)	199	(233)	(744)
Provision for loan losses charged to operations	39,796	3,936	766	2,465	3,015
Balance of allowance for loan losses at end of period	$42,851	$20,043	$17,871	$16,906	$14,674

Balance of allowance for credit losses at beginning of period	$576	$576	$—	$—	$—
Provision (credit) for credit losses charged to operations	(317)	—	576	—	—
Balance of allowance for credit losses at end of period	$259	$576	$576	$—	$—

Total provision for loan and credit losses charged to operations	$39,479	$3,936	$1,342	$2,465	$3,015

Ratio of net charge-offs (recoveries) to average loans	0.87%	0.11%	(0.01)%	0.02%	0.07%

Average loans outstanding during the period	$1,944,728	$1,665,379	$1,446,964	$1,209,377	$1,029,538

Additions to the allowances for loan and credit losses, which are charged as expenses on our consolidated statements of income and comprehensive income, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from such loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that our actual loan and credit losses will not exceed the allowances for loan and credit losses.

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5, Accounting for Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves.

Specific Reserves. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with SFAS 157. Loans are considered to be impaired in accordance with the provisions of SFAS 114, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics. This supplemental portion of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks. Concentration risk limits have been established for, among other things, certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

The table below provides an allocation of the year-end allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2008		2007		2006		2005		2004
(In thousands)	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
Commercial	$13,190	31.9%	$8,015	31.2%	$7,162	31.2%	$8,517	31.6%	$4,725	34.7%
Real estate — mortgage	16,899	50.1%	5,888	47.3%	4,656	45.3%	4,382	51.2%	3,987	47.3%
Real estate — construction	10,122	13.1%	4,826	16.8%	3,819	19.0%	1,802	11.3%	758	10.9%
Consumer	1,404	4.3%	710	3.9%	652	3.7%	801	5.0%	599	5.9%
Other	—	0.6%	—	0.8%	35	0.8%	44	0.9%	76	1.2%
Unallocated	1,236	0.0%	604	—	1,547	—	1,360	—	4,529	—
Off-balance sheet commitments	259	0.0%	576	—	576	—	—	—	—	—
Total	$43,110	100.0%	$20,619	100.0%	$18,447	100.0%	$16,906	100.0%	$14,674	100.0%

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

Overall during 2008, economic conditions continued to deteriorate.  While the Colorado economy outperformed the majority of other metropolitan areas nationally over the last year, it began to show increasing signs of weakness during the fourth quarter of 2008.  These broader economic trends impacted the Company’s Colorado loan portfolio, which saw an increase in adversely graded credits in 2008.  The Arizona market continued to work through the issues related to a severely depressed residential housing market during 2008. The provision for loan and credit losses increased by $35.5 million and $2.6 million to $39.5 million and $3.9 million for the year ended December 31, 2008 and December 31, 2007, respectively.  As a result, the Company provided $22.5 million and $2.2 million more in provision for loan and credit losses than it charged-off during 2008 and 2007, respectively.  The Company’s allowance for loan and credit losses to total loans increased to 2.12% and 1.12% at December 31, 2008 and December 31, 2007, respectively.  The allowance for loan and credit losses to nonperforming loans decreased from 604.69% at December 31, 2007, to 104.95% at December 31, 2008.  We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

Our investment portfolio is comprised primarily of securities rated “AAA” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one-to five-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency-backed securities. Our investment strategies are reviewed in bi-monthly meetings of the Asset-Liability Management Committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to our securities portfolio are to:

•      Maximize safety and soundness;

•      Provide adequate liquidity;

•      Maximize rate of return within the constraints of applicable liquidity requirements; and

•      Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.  See Note 3 to the Consolidated Financial Statements for additional information.

	At December 31,
(In thousands)	2008	2007	2006
Mortgage-backed securities	$438,188	$326,191	$321,415
U.S. Government agencies	—	36,509	74,365
Trust preferred securities	22,750	12,885	22,564
Corporate debt securities	13,429	—	—
Obligations of states and political subdivisions	2,515	3,450	4,951
Other investments	23,566	16,628	15,599
Total	$500,448	$395,663	$438,894

During 2008, the Company purchased $210.9 million of securities.  The purchases included mortgage-backed securities, trust preferred securities and corporate bond securities.  The increase from security purchases was offset by $109.1 million in maturities and principal pay downs; there were no sales of available-for-sale securities in 2008.  In 2007, the Company identified and subsequently sold approximately $1.1 million in securities that were not in line with the current asset/liability model.

During 2008, the net unrealized loss on available-for-sale securities increased by $1.6 million.  The increase in our unrealized loss resulted from market changes in interest rates and overall market illiquidity. During 2007, net unrealized loss on the available-for-sale securities decreased by $1.3 million.  Partially contributing to the decrease was $0.5 million related to the realization of losses on securities sold and called during 2007.  At December 31, 2008, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities.  The mortgage-backed securities consist primarily of securities issued by government-sponsored entities. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single-entity issues that have been impacted by the overall decrease in the financial services market.

For the year ended December 31, 2008, the Company recorded an other than temporary impairment (OTTI) of $1.7 million on two securities.  The OTTI included a $1.3 million write down resulting from an increase in the credit risk associated with a single entity issued trust preferred security and a write down of $0.4 million on a FNMA perpetual preferred security.  The OTTI is included as a component of “Loss on securities, other assets and other real estate owned” in the consolidated statements of income and comprehensive income.  The Company did not recognize an OTTI in 2007.

During 2008, other investments increased by $6.9 million mainly due to Federal Home Loan Bank (FHLB) stock purchases of $6.4 million and FHLB stock dividends of $0.5 million. The Company purchased additional FHLB stock in 2008 to increase its borrowing base with the FHLB that is calculated on FHLB stock holdings and available collateral.  During 2007 other investments increased by $1.0 million due to FHLB stock purchases of $0.4 million and FHLB stock dividends of $0.6 million.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2008.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(In thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$13,547	4.87%	$307,301	5.33%	$48,818	5.23%	$68,522	5.27%	$438,188	5.30%
U.S. Government agencies	—	0.00%	—	0.00%	—	—	—	—	—	0.00%
Trust Preferred securities	—	0.00%	—	0.00%	—	—	22,750	7.51%	22,750	7.51%
Corporate debt securities	—	0.00%	13,429	5.85%	—	—	—	0.00%	13,429	5.85%
Obligations of states and political subdivisions	10	4.19%	1,244	5.69%	817	5.90%	444	8.87%	2,515	6.32%
Other investments	21,387	4.32%	—	0.00%	—	0.00%	2,179	5.63%	23,566	4.44%
Total	$34,944	4.53%	$321,974	5.35%	$49,635	5.24%	$93,895	5.84%	$500,448	5.38%

(1)  Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2008, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,
(In thousands)	2008	2007	2006
Goodwill	$46,160	$43,386	$39,557
Intangible assets, net	5,704	2,112	2,583
Bank-owned life insurance	30,718	29,546	25,581
Premises and equipment, net	9,154	8,811	9,033
Accrued interest receivable	8,617	10,201	9,747
Deferred income taxes	16,933	7,723	7,654
Other	32,650	17,661	13,809
Total	$149,936	$119,440	$107,964

The increase in goodwill during 2008 and 2007 of $2.8 million and $3.8 million is primarily attributed to the purchase price allocation from the Wagner and BDA acquisitions, respectively.  The acquisitions took place on December 31, 2007 and January 2, 2008, respectively.

The increase in intangible assets of $3.6 million in 2008 is due to the acquisition of intangibles from the BDA and Wagner acquisitions, offset by $0.7 million in amortization.  The decrease of $0.5 million in intangibles in 2007 was due to amortization.

Bank-Owned Life Insurance (BOLI) increased by $1.2 million to $30.7 million at December 31, 2008 as a result of growth in the cash surrender value of the policies.  BOLI increased $3.9 million to $29.5 million at

December 31, 2007. The 2007 increase was attributed to new BOLI policies of $3.1 million and $0.8 million from the growth in the cash surrender value of the policies.

Deferred income taxes increased by $9.2 million to $16.9 million at December 31, 2008.  The increase was primarily due to the $8.5 million tax effect of the provision for loan and credit losses.

Other assets increased $15.0 million to $32.6 million at December 31, 2008.  Contributing to the increase was the addition of $5.9 million of OREO, a $5.4 million increase in the fair value of derivatives, and a $2.4 million receivable for estimated tax payments made in excess of the tax liability.  The $3.9 million increase in 2007 over 2006 was comprised primarily of a $2.7 million increase in the value of equity method investments.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and NOW accounts, and individual retirement accounts. During the third quarter of 2007, the Company introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product. Eurodollar sweep balances at December 31, 2008 and December 31, 2007 were $88.0 million and $77.4 million, respectively.  At December 31, 2008, noninterest-bearing deposits increased $14.7 million to $453.7 million or 3% from 2007.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  Additionally, the Company is currently participating in the TLGP created by the FDIC, which provides full coverage for noninterest-bearing deposit accounts regardless of the dollar amount.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. The Company had $66.6 million and $148.1 million in brokered deposits at December 31, 2008 and 2007, respectively (excluding reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts, which we view as customer related deposits). Brokered deposits are considered a wholesale financing source and are used as an alternative to other short-term borrowings. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(In thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market	$622,295	1.97%	$584,677	3.19%	$512,007	2.71%
Savings	10,217	1.19%	11,184	1.73%	9,475	1.09%
Eurodollar	108,154	2.02%	26,326	3.74%	0	0.00%
Certificates of deposits
Brokered under $100,000	104,421	3.75%	114,867	5.28%	65,927	5.13%
Under $100,000	147,314	3.23%	117,331	4.85%	77,748	4.09%
$100,000 and over	316,385	3.61%	270,980	4.89%	288,102	4.32%
Total interest-bearing deposits	$1,308,786	2.65%	$1,125,365	3.99%	$953,259	3.46%
Noninterest-bearing demand accounts	434,926		439,285		430,083
Total deposits	$1,743,712	1.99%	$1,564,650	2.87%	$1,383,342	2.38%

Maturities of certificates of deposit of $100,000 and more are as follows:

(In thousands)	At December 31, 2008
Remaining maturity:
Less than three months	$186,104
Three months up to six months	67,308
Six months up to one year	53,271
One year and over	7,806

Total	$314,489

Deposits decreased by $103.7 million to $1.6 billion at December 31, 2008.  The decrease in deposits is mainly due to an decrease of $81.5 million in brokered deposits and $65.4 million in NOW and money market deposits offset by an increase of $77.7 million in reciprocal CDARS.  Although the EESA temporarily raised the basic limit on federal deposit insurance coverage until December 31, 2009, the past year was challenging in terms of deposit generation.   As a business bank, the vast majority of our depositors typically maintain balances in excess of the FDIC insurance limits. As a result, the Bank has migrated a significant portion of its core deposits from Money Market and NOW accounts into certificates of deposits offered through the CDARS program.

Deposits increased by $266.4 million to $1.7 billion at December 31, 2007.  During 2007, the Company saw a migration from lower cost deposits into higher cost categories.  Proceeds from deposit origination were primarily used for loan originations.

Noninterest-bearing demand deposits comprised 27.7% and 25.2% of total deposits at December 31, 2008 and 2007, respectively.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option and term auction facility funds offered through the FRB, securities sold under agreements to repurchase which generally mature within 90 days or less, advances from the FHLB with original maturities of one year or less and advances under a revolving credit facility. The following table sets forth information relating to our short-term borrowings.  See Note 8 to the Consolidated Financial Statements and the Liquidity and Capital Resources discussion below for further detail.

	At or for the year
	ended December 31,
(In thousands)	2008	2007	2006
Federal funds purchased
Balance at end of period	$38,763	$150,374	$8,400
Average balance outstanding for the period	62,836	20,983	14,640
Maximum amount outstanding at any month end during the period	157,683	150,374	50,004
Weighted average interest rate for the period	2.03%	5.03%	5.39%
Weighted average interest rate at period end	0.59%	4.23%	5.25%
Term investment option / Term auction facility funds
Balance at end of period	$445,000	$—	$10,000
Average balance outstanding for the period	82,503	5,699	5,762
Maximum amount outstanding at any month end during the period	445,000	10,000	13,000
Weighted average interest rate for the period	1.20%	5.11%	5.00%
Weighted average interest rate at period end	0.84%	0.00%	5.18%
FHLB overnight advances
Balance at end of period	$59,300	$30,000	$33,800
Average balance outstanding for the period	70,858	47,404	64,992
Maximum amount outstanding at any month end during the period	270,000	99,800	102,000
Weighted average interest rate for the period	2.16%	5.38%	5.21%
Weighted average interest rate at period end	0.65%	4.67%	5.47%
FHLB term advances
Balance at end of period	$—	$—	$100,000
Average balance outstanding for the period	108,877	68,524	106,992
Maximum amount outstanding at any month end during the period	300,000	110,000	150,000
Weighted average interest rate for the period	2.61%	5.26%	5.10%
Weighted average interest rate at period end	0.00%	0.00%	5.31%
Securities sold under agreement to repurchase
Balance at end of period	$133,478	$168,336	$227,617
Average balance outstanding for the period	147,230	228,342	241,945
Maximum amount outstanding at any month end during the period	180,008	259,421	250,146
Weighted average interest rate for the period	1.81%	3.67%	3.58%
Weighted average interest rate at period end	0.90%	3.00%	3.59%
Revolving line of credit
Balance at end of period	$—	$17,070	$—
Average balance outstanding for the period	18,456	3,307	—
Maximum amount outstanding at any month end during the period	28,358	17,070	—
Weighted average interest rate for the period	3.71%	6.42%	0.00%
Weighted average interest rate at period end	0.00%	5.16%	0.00%

Long-term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(In thousands)	2008	2007	2006
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	30,928
CoBiz Capital Trust III	20,619	20,619	20,619
Total Junior Subordinated Debentures	$72,166	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$—	$—

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 to the Consolidated Financial Statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations.

At or for the year ended December 31,	2008	2007	2006
(In thousands, except per share data)
Statement of income data:
Interest income	$144,908	$154,510	$136,444
Interest expense	49,557	66,611	57,015
Net interest income before provision for loan losses	95,351	87,899	79,429
Provision for loan losses	39,796	3,936	1,342
Net interest income after provision for loan losses	55,555	83,963	78,087
Noninterest income	35,399	28,289	29,965
Noninterest expense	89,717	75,515	71,927
Income before taxes	1,237	36,737	36,125
Provision (benefit) for income taxes	(91)	13,713	13,299
Net income	$1,328	$23,024	$22,826

Earnings per common share - basic	$0.05	$0.98	$1.01
Earnings per common share - diluted	$0.05	$0.96	$0.98
Cash dividends declared per common share	$0.28	$0.26	$0.22

Earnings Performance. Net income was $1.3 million for the year ended December 31, 2008, compared with $23.0 million for 2007, and $22.8 million for 2006.  Net income declined by $21.7 million in 2008 from the prior year, primarily relating to an increase in provision for loan losses of $35.9 million over the $3.9 million provision reported for 2007.  Respective increases of $7.5 million and $7.1 million in net interest income before provision and noninterest income were offset by a $14.2 million increase in noninterest expense compared to 2007.  Net income was relatively stable from 2006 to 2007 when increases in net interest income after provision of $5.9 million were largely offset by increases in noninterest expense of $3.6 million and a decrease in noninterest income of $1.7 million.  Reported earnings per common share for the year ended December 31, 2008, on a fully diluted basis was $0.05, a significant decline from 2007, primarily the result of the 2008 provision for loan losses.  Net income and earnings per common share declined slightly during 2007 compared to 2006, a decrease largely attributed to a 726,000 share increase in the weighted average shares outstanding during 2007.  The increase in shares during 2007 was caused by a secondary offering whereby the Company sold 975,000 shares of common stock.

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

Throughout 2008 the Federal government unveiled many new tools and approaches to deal with the credit and liquidity problems associated with the failure or near-failure of several large financial services companies.  However, the FOMC has long used and continues to use the target federal funds rate to influence interest rates and the economy.  The target federal funds rate, the interest rate used by banks lending to each other, significantly affects the Company’s interest rate environment and earnings.  Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index  for most of the variable rate loans issued by the Company.  The target federal funds rate was 4.25% at the beginning of 2006, the result of eight consecutive rate increases totaling 200 basis points during 2005.  The FOMC raised rates another 100 basis points during the first half of 2006, ending the year at 5.25%.  In late 2007, rates were lowered by 100 basis points in response to rising loan losses and falling property values.  Declines in the target federal funds rate continued in 2008, with the target federal funds rate ending the year with a range of 0.00% to 0.25%.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2008			2007			2006
(In thousands)	Average balance	Interest earned or paid	Average yield or cost (3)	Average balance	Interest earned or paid	Average yield or cost (3)	Average balance	Interest earned or paid	Average yield or cost (3)
Assets
Federal funds sold and other	$7,958	$274	3.44%	$8,557	$456	5.33%	$6,677	$423	5.33%
Investment securities (1)	427,902	22,298	5.21%	410,361	21,207	5.17%	468,343	21,590	4.61%
Loans (1)(2)	1,944,728	123,055	6.33%	1,665,379	133,446	8.01%	1,446,964	114,942	7.94%
Allowance for loan losses	(25,750)			(18,559)			(17,356)	—
Total interest earning-assets	$2,354,838	$145,627	6.11%	$2,065,738	$155,109	7.51%	$1,904,628	$136,955	7.19%
Noninterest-earning assets
Cash and due from banks	44,846			45,097			46,187
Other	130,217			107,790			103,622
Total assets	$2,529,901			$2,218,625			$2,054,437

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$622,295	$12,280	1.97%	$584,677	$18,673	3.19%	$512,007	$13,857	2.71%
Savings	10,217	122	1.19%	11,184	194	1.73%	9,475	103	1.09%
Eurodollar	108,154	2,180	2.02%	26,326	985	3.74%	—	—	0.00%
Certificates of deposits	568,120	20,089	3.54%	503,178	25,012	4.97%	431,777	19,016	4.40%
Total interest-bearing deposits	$1,308,786	$34,671	2.65%	$1,125,365	$44,864	3.99%	$953,259	$32,976	3.46%
Other borrowings
Securities sold under agreements to repurchase	147,230	2,669	1.81%	228,342	8,379	3.67%	241,945	8,669	3.58%
Other short-term borrowings	343,530	7,327	2.13%	145,916	7,717	5.29%	192,386	9,916	5.15%
Subordinated debentures	79,306	4,890	6.17%	72,166	5,651	7.83%	72,166	5,454	7.56%
Total interest-bearing liabilities	$1,878,852	$49,557	2.64%	$1,571,789	$66,611	4.24%	$1,459,756	$57,015	3.91%
Noninterest-bearing demand accounts	434,926			439,285			430,083
Total deposits and interest-bearing liabilities	2,313,778			2,011,074			1,889,839
Other noninterest-bearing liabilities	18,888			18,049			16,848
Total liabilities and subordinated debentures	2,332,666			2,029,123			1,906,687
Shareholders’ equity	197,235			189,502			147,750
Total liabilities and shareholders’ equity	$2,529,901			$2,218,625			$2,054,437
Net interest income (taxable equivalent)		$96,070			$88,498			$79,940
Net interest spread			3.47%			3.27%			3.28%
Net interest margin			4.08%			4.28%			4.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.33%			131.43%			130.48%

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

	Year ended December 31, 2008			Year ended December 31, 2007
	compared with			compared with
	year ended December 31, 2007			year ended December 31, 2006
	Increase (decrease)			Increase (decrease)
	in net interest income			in net interest income
	due to changes in:			due to changes in:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(32)	$(150)	$(182)	$100	$(67)	$33
Investment securities	906	185	1,091	(2,996)	2,613	(383)
Loans	22,384	(32,775)	(10,391)	17,501	1,003	18,504
Total interest earning assets	23,258	(32,740)	(9,482)	14,605	3,549	18,154

Interest-bearing liabilities
NOW and money market	1,201	(7,594)	(6,393)	2,321	2,495	4,816
Savings	(17)	(55)	(72)	30	61	91
Eurodollar	3,061	(1,866)	1,195	985	0	985
Certificates of deposits	3,228	(8,151)	(4,923)	3,514	2,481	5,996
Short-term borrowings
Securities and loans sold under agreements to repurchase and federal funds purchased	7,475	(13,575)	(6,100)	(2,584)	95	(2,489)
Subordinated debentures	559	(1,320)	(761)	0	197	197
Total interest-bearing liabilities	15,507	(32,561)	(17,054)	4,266	5,329	9,596
Net increase (decrease) in net interest income	$7,751	$(179)	$7,572	$10,339	$(1,781)	$8,558

(1)  Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)  Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax equivalent basis was $96.1 million for the year ended December 31, 2008, an increase of $7.6 million or 8.6% from $88.5 million at December 31, 2007.  The net interest margin contracted by 20 basis points during 2008, ending at 4.08%.  Average interest-earning assets grew by $289.1 million or an increase of 14.0% during 2008 compared to 2007, largely related to growth of $279.3 million in the average loan portfolio.  However, due to falling rates throughout 2008 the yield on the interest-earning asset base fell sharply, overshadowing the asset growth.  The impact to the net interest margin of changes in interest-earning assets was a decrease of 132 basis points.  Loan growth was funded by average interest-bearing deposit growth of $183.4 million and increases in other borrowings of $123.6 million.  The impact of changes in interest-bearing deposits on the net interest margin was an increase of 70 basis points and changes in interest-bearing borrowings increased the net interest margin was an additional 42 basis points.  The increasing margin on interest-bearing liabilities was largely due to falling interest rates offset by volume increases.  The Company’s utilization of the Federal Reserve’s TAF program positively impacted the net interest margin in 2008.  This is a temporary program and there is no assurance that it will be available in the long term.  If this program becomes unavailable, our net interest margin may be adversely impacted by shifting to other wholesale sources.

Net interest income on a tax equivalent basis was $88.5 million for the year ended December 31, 2007, an increase of $8.6 million or 10.7% over the prior year. The net interest margin increased by 8 basis points from the prior year to 4.28%. Average interest-earning assets increased by $161.1 million or 8.5% from the prior year. The increase was largely related to average loan growth of $218.4 million, offset by a decrease in the average investment portfolio of $58.0 million. The yield on interest-earning assets increased by 32 basis points, primarily contributed by loan volume growth (43 basis points), offset by a volume decrease (11 basis points) in the investments portfolio. Introduction of the Eurodollar deposit product in 2007 allowed the Company to reduce its investment portfolio as securities matured or were called. Contributions to net interest margin relating to rate changes in the investment portfolio nearly offset the effects of the reduced volume. Average interest-earning liabilities also increased during 2007 by

$112.0 million or 7.7% from the prior year. The increase was largely related to deposit growth of $172.1 million, offset by a decrease in short-term borrowing and securities sold under agreement to repurchase of $60.1 million. The impact of these changes in interest-earning liabilities on net interest margin was a decrease of 23 basis points, a change primarily relating to a 44-basis-point increase in the cost of deposits offset by a decrease of 21 basis points relating to other borrowings and securities sold under agreement to repurchase.

In order to reduce our asset sensitivity, the Company executes an asset-liability strategy using interest-rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime. During 2008 the Company entered into two new swap agreements with a total notional value of $40.0 million, amortizing over a period of three years.  During 2007, the Company entered into five interest-rate swaps with a total notional value of $75.0 million, amortizing over three years.  The Company receives a fixed rate and pays a variable rate based on the notional amounts. The Company had $90.0 million and $135.0 million in notional values outstanding at December 31, 2008 and 2007, respectively. The weighted-average interest rate paid was 3.6% versus a weighted-average interest rate received of 6.9% at December 31, 2008.  The weighted-average interest rate paid was 7.3% versus a weighted-average rate received of 7.2% at December, 31, 2007.  During 2008 and 2007, the Company recognized a 9-basis-point increase and a 7-basis-point decrease in its net interest margin, respectively, due to the interest-rate swaps.

Provision and Allowance for Loan and Credit Losses. The provision for loan and credit losses increased by $35.5 million to $39.5 million for the year ended December 31, 2008.  The provision for loan losses increased by $2.6 million to $3.9 million for the year ended December 31, 2007.  The increase in 2008 was made in recognition of the continued decline in property values, particularly in the Arizona market, and the impact to the portfolio of generally negative trends in the local economies the Company operates in.  The overall quality of the loan portfolio deteriorated in 2008 as nonperforming loans to total loans increased from 0.18% to 2.02%.  Nonperforming loans totaled $41.1 million at December 31, 2008 compared to $3.4 million at December 31, 2007.  Net charge-offs during 2008 were $17.0 million compared to $1.8 million in the prior year.  Charge-offs of $16.3 million came from the Arizona portfolio primarily due to five customer relationships.  Nonperforming assets have consistently been below industry and peer averages (as defined by the FFIEC), and management believes the allowance is at a sufficient level to absorb potential losses in the portfolio.  At December 31, 2008, the allowance for loan and credit losses amounted to $43.1 million, or 105.0% of nonperforming loans compared to $20.6 million and 604.7% of nonperforming loans at December, 31, 2007.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31,
(In thousands)	2008	2007	2006
NONINTEREST INCOME
Service charges	$4,067	$3,154	$2,778
Other loan fees	1,017	1,023	758
Investment advisory and trust income	6,345	4,763	4,141
Insurance income	15,113	9,397	13,094
Investment banking income	5,055	6,681	6,214
Other income	3,802	3,271	2,980
Total noninterest income	$35,399	$28,289	$29,965

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not

be consistent period-over-period.   The increase in 2008 is attributed to a decrease in the earnings credit rate that has fallen due to a decrease in the U.S. Treasury rate.  As the earnings credit rate decreases, the amount of cash fees paid for service charges increases.  The increase in 2007 over 2006 was due to higher customer utilization of our treasury management services.

Investment Advisory and Trust Income.  Investment advisory and trust income for 2008 increased by $1.6 million or 33.2% over the prior year.  Investment advisory and trust income for 2007 increased $0.6 million, or 15%, to $4.8 million.  At December 31, 2007, the Company acquired Wagner whose results are included in 2008 but not any earlier period.  The acquisition of Wagner represented $1.9 million of the total increase, which was offset by a decrease in revenue from the Company’s existing investment management portfolio.

Revenues from this source are generally a function of the value of assets under management. Market changes will have a positive or negative impact on the earnings of the companies operating in this business line.  Revenues from the segment were adversely impacted by market events in 2008, when the S&P 500 was down 37% and the DOW Jones Industrial average was down 32%.  Discretionary assets under management at December 31, 2008 were $709.2 million, a 26.4% decrease from 2007.  Total assets under management, custodial assets and assets under advisement at December 31, 2008 were $1.4 billion.  To the extent that the debt and equity markets continue to fall, revenue maintenance and generation in this segment will be challenging.

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

Insurance income for 2008 increased $5.7 million from 2007 to $15.1 million for the year ended December 31, 2008.  The change largely relates to the acquisition of CoBiz Insurance — Arizona which contributed $4.0 million in its first year of operating as a CoBiz Financial company.  Insurance income derived from wealth transfer cases increased $1.8 million in 2008 over 2007.  As noted below, in 2007 there were a number of cases that were adversely impacted in the medical underwriting stages.

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

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured.  Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed.  The Company believes it has a significant pipeline of potential transactions though marketing and closing transactions could be challenging for the foreseeable future until credit loosens and merger and acquisition activity gains momentum.

Revenues for the Investment Banking unit fell by $1.6 million to $5.1 million for the year ended December 31, 2008.  Credit tightening throughout 2008 had an impact on the segment’s results as its clients’ acquisition and sales transactions are highly dependent on financing arrangements.  Scarce financing coupled with declining valuations caused a number of engagements to be put on hold until conditions improve.

Investment banking income for 2007 grew slightly from 2006, up $0.5 million or 8%.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for 2008 grew by $0.5 million for the year ended December 31, 2008, or 16.2% over 2007.  Other income for 2007 showed modest growth of $0.3 million, or 9.8%, from 2006.

The 2008 growth stems from a $0.2 million increase in earnings in income from equity method investments, a $0.2 million increase in income from the increase in cash surrender value in BOLI and a $0.1 million increase in transaction fees earned on the sale of customer interest-rate swaps.  Equity method investments are comprised of interests in mezzanine partnerships. Earnings on our equity method investments are primarily impacted by the mezzanine funds’ sale of portfolio companies they own an interest in, which are not regular, recurring events.  Other sources of income were relatively stable compared to 2007.

The increase in other income for 2007 was largely due to earnings on equity method investments, which contributed approximately $1.0 million to income, an increase of $0.2 million compared to 2006.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31,
(In thousands)	2008	2007	2006
NONINTEREST EXPENSES
Salaries and employee benefits	$55,606	$48,648	$46,487
Stock based compensation expense	1,762	1,524	1,140
Occupancy expenses, premises and equipment	13,075	11,541	11,360
Amortization of intangibles	724	471	475
Loss on securities, other assets and OREO	4,592	1,039	1,782
Other operating expenses	13,958	12,292	10,683
Total noninterest expenses	$89,717	$75,515	$71,927

Our efficiency ratio was 65.1% for the year ended December 31, 2008 and 64.1% for both 2007 and 2006.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses. Our efficiency ratio increased slightly during the current year as growth in operating expenses outpaced growth in operating revenues.  The Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies as they are identified.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, increased by $7.0 million, or 14.3%, to $55.6 million during the year ended December 31, 2008.  The increase includes expenses related to CoBiz Insurance — Arizona of $2.9 million and Wagner of $1.4 million, business units not included in any prior period presented.  Commission-based compensation from the insurance segment (excluding CoBiz Insurance — Arizona) also increased by $1.1 million during 2008 due to the increase in revenue.  Annual merit increases effective January 1, 2008 averaged 3.9% or $1.4 million of incremental costs.  Other significant changes include an increase in insurance benefit expense of $0.9 million to $3.0 million, a 401(k) expense increase of $0.2 million to $2.0 million and growth in total employees.  Our employee base totaled 504 full-time equivalent employees at the end of 2008 (excluding employees of Wagner and CoBiz Insurance — Arizona) compared to 490 at the end of 2007.  Offsetting the increases was a decrease in bonus and incentive expense of $2.3 million to $4.2 million.

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

Stock-Based Compensation. The Company adopted SFAS 123(R) on January 1, 2006, which requires recognition of compensation costs associated with the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered.  Costs increased $0.2 million during the year as a result of new awards.  The increase in expense of $0.4 million in 2007 over 2006 was also due to additional stock option grants awarded during the year.  The weighted average fair value of awards issued in 2007 was $4.57 per share and the weighted average fair value of the 2008 awards was $2.57 per share.  The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation. The Company expects to continue using stock-based compensation in the future.

Occupancy Costs. Occupancy costs for the year ended December 31, 2008 increased by $1.5 million versus increases of $0.2 million and $0.4 million in 2007 and 2006.  The acquisitions of CoBiz Insurance — Arizona and Wagner contributed approximately $0.4 million to the 2008 occupancy cost increase.  Two de novo locations that were not fully operational in 2007 also increased 2008 expense by $0.2 million. Maintenance costs, primarily related to computer systems, increased $0.3 million and depreciation on computer hardware and software deployed in 2007-2008 increased $0.2 million.  The Company also expanded its leased premises at the Company headquarters at  821 17th St., Denver, CO, which increased occupancy costs by $0.2 million.

The increase in 2007 related to an increase in rent expense on newly leased facilities and leases that adjust annually and maintenance contracts, offset by decreases in depreciation on software and hardware that had reached the end of their depreciable lives.

Loss on Securities, Other Assets and OREO. Loss on securities, other assets and OREO increased $3.6 million during the year ended December 31, 2008 to $4.6 million.  Losses in the current year include $2.9 million related to the sale and valuation adjustment of OREO, OTTI charges on a single-issuer trust preferred security of $1.3 million and a write down of the remaining value of a FNMA perpetual preferred security of $0.4 million.  The $1.0 million loss in 2007 was due to a $0.5 million loss on the sale of repossessed assets and $0.5 million related to the loss on sale and call of investment securities. The $1.8 million loss in 2006 was related to a rebalancing of our investment portfolio where we sold certain securities and purchased other shorter-term securities and reduced our wholesale funding.

Other Operating Expenses. Other operating expenses for the year ended December 31, 2008 increased by $1.7 million or 13.6% over the prior year.  Other operating expenses for 2007 increased $1.6 million, or 15.1%, to $12.3 million compared to 2006.  Other operating expense is comprised of marketing, office supplies, professional services, correspondent banking charges, regulatory assessments and operational losses.  The 2008 increase was primarily due to workout expenses on problem loans and repossessed property of $0.7 million and increases in service contracts and courier expense of $0.8 million.  Regulatory fees and deposit insurance costs are expected to rise significantly in 2009 due to the additional coverage limits obtained through the FDIC.

The increase in 2007 was primarily due to an increase in professional services of $0.4 million, marketing and branding initiatives of $0.6 million and regulatory assessments of $0.4 million. Professional services increased primarily due to third-party referral fees paid on investment banking transactions, expenses for investment advisory back-office support, and accounting and legal costs. Marketing increased as a result of initiatives to increase our loan and deposit bases and grow our fee-based business lines. Costs for the branding initiative related to the unification of the CoBiz name across all of the Company’s subsidiaries.

The increase in regulatory assessments was primarily caused by the FDIC’s increase in assessment rates.

Federal Income Taxes. The net income tax benefit for the year ended December 31, 2008 was $(0.1) million.  The provision for income taxes totaled $13.7 million during 2007, compared to $13.3 million in 2006.  The effective tax rates for 2008, 2007 and 2006 were (7.4)%, 37.3% and 36.8%, respectively.  The tax benefit in 2008 is due to the effect of tax-exempt income that reduced our taxable income to a net tax loss.  The effect of permanent tax differences, such as tax-exempt income, was amplified in 2008 due to the decrease in reported pre-tax income.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from mortgage-backed securities.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered certificate of deposit market or borrowing using lines of credit with correspondent banks, the FHLB, the FRB or the Treasury.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, expenses of its operations and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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

Available funding through correspondent lines at December 31, 2008, totaled $466.2 million, which represents 18.8% of the Company’s earning assets.  Total available funding of $466.2 million is comprised of $211.2 million in available federal funds purchased lines and $255.0 million in FHLB borrowing capacity. In addition, the Company had $219.1 million in securities available to be pledged for collateral for additional FHLB borrowings and TAF borrowings at December 31, 2008.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $45.5 million at December 31, 2008, compared to $49.6 million at December 31, 2007.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 96% and 92%, respectively, of our total deposits balance of $1.6 billion and $1.7 billion at December 31, 2008 and December 31, 2007, respectively.  Despite government efforts to bolster consumer confidence in the banking system and the marketplace through the implementation of programs such as the EESA, which temporarily raised the limit on federal deposit insurance and the TLGP, which provides full coverage for noninterest-bearing transaction deposit accounts, last year proved to be challenging in terms of deposit generation.  Growth in average core deposits was not sufficient to fund loan growth of $184.9 million or 10.0% during 2008.  Thus, the Company has turned to the use of alternative funding sources.  The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. At December 31, 2008, the Bank has approved unsecured federal funds purchase lines with 10 correspondent banks with an aggregate credit line of $250.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2008, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

The Company participated in the U.S. Treasury’s Term Investment Option (TIO) program for Treasury Tax and Loan participants. The TIO program allowed us to obtain additional short-term funds at a rate determined through an auction process that is limited by the amount of eligible collateral available to secure it.  However, the Treasury Department suspended the TIO program for the foreseeable future.  The Company also was approved to participate in the Federal Reserve’s Term Auction Facility (TAF) to provide additional liquidity.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by an auction process, and must be fully collateralized.  At December 31, 2008, the Company had $445.0 million outstanding under the TAF at a weighted average interest rate of 0.84% with a term of less than 90 days.  The Company had approximately $265.0 million available in loans to pledge as collateral for additional funding under the TAF. The Company intends to continue pursuing funding via the TAF.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB. See Item 1 “Business — Supervision and Regulation” and Note 16 to the Consolidated Financial Statements for an analysis of the compliance of the Bank and CoBiz with applicable capital adequacy guidelines.

The Company also has a $30.0 million revolving line of credit agreement that matures on July 30, 2009 that is subject to certain financial covenants.  At December 31, 2008, the Company was in default on two covenants, the minimum return on asset ratio and the maximum non-performing asset to total loans ratio.  Pursuant to the terms of the credit agreement, these events of default provide the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement is terminated.  At December 31, 2008, the revolving line of credit’s outstanding balance was $0.  Although, the Company has not been notified by the lender that the revolving line of credit agreement has been terminated due to the events of default, the Company is not relying on the line of credit for its liquidity management purposes.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At December 31, 2008 shareholders’ equity totaled $252.1 million, a $62.8 million increase from December 31, 2007.  The increase was primarily due to the issuance and sale of 64,450 shares of preferred stock and a warrant to purchase 895,968 shares of the Company’s common stock to the U.S. Treasury Department as part of the Capital Purchase Program for $64.5 million.  Also contributing to the increase in equity was $1.3 million in net income; $3.1 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity; and an increase of $0.5 million in accumulated other comprehensive income due mainly to net unrealized gains in the derivatives portfolio.  The increases in equity were offset by dividend payments of $6.6 million in 2008.

The Company successfully completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes during the third and fourth quarters of 2008.  Proceeds from the offering will be used for general corporate purposes.  The notes qualify as Tier 2 capital for regulatory capital purposes.

Management believes the Company continues to have good internal capital generation to support its operations.  We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding (i.e. TAF) are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to sustain its ability to raise adequate capital through one of these financing sources.

On November 2, 2005, the Company filed a universal shelf registration that allows the Company to issue any combination of debt securities, preferred stock, depositary shares, common stock and securities warrants from time to time in one or more offerings up to a total dollar amount of $100.0 million. A new universal shelf registration was filed on January 5, 2007 to allow for the sale of common stock by affiliates of the Company and the original universal shelf registration was withdrawn. On January 24, 2007, pursuant to the universal shelf registration, we sold 975,000 shares of common stock at a public offering price of $20.90. In conjunction with the offering, our CEO, one member of our Board of Directors and the estate of one former member of our Board of Directors (Selling Shareholders) sold 2,425,262 shares of common stock. We did not receive any proceeds from the sale of common stock by the Selling Shareholders.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2008, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.2%, and Total Capital ratio of 11.5%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2008, was 12.3%, and its Total Capital ratio 14.5%. Total Risk-Based Capital for the consolidated company increased by $84.0 million during 2008.  The majority of the increase is attributed to the $64.5 million investment received from the Treasury Department as part of the CPP and to a $21.0 million private offering of subordinated notes payable raised in the third and fourth quarters that qualifies as Tier 2 capital.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements. Although the accounts of the trusts are not included in the Company’s consolidated financial statements, all of the $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the FRB. On February 28, 2005, the FRB finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company’s allowable trust preferred securities in Tier 1 capital would decrease if it had been in effect at December 31, 2008. The additional amount excluded from Tier 1 capital would be included in Tier 2 capital and the Company would still be adequately capitalized.

The Company’s condensed consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section following.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See Note 15 to the Consolidated Financial Statements for additional discussion on these commitments.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2008:

(In thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Federal funds purchased (1)	$38,763	$—	$—	$—	$38,763
Term Auction Facility (2)	445,074	—	—	—	445,074
FHLB overnight funds purchased (1)	59,300	—	—	—	59,300
Repurchase agreements (1)	133,478	—	—	—	133,478
Operating lease obligations	5,358	8,667	6,812	7,551	28,388
Long-term debt obligations (3)	4,675	9,349	29,640	129,351	173,015
Preferred Stock, Series B dividend (4)	3,223	6,445	70,823	—	80,491
Supplemental executive retirement plan	—	—	—	2,834	2,834

Total contractual obligations	$689,871	$24,461	$107,275	$139,736	$961,343

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Includes interest of $0.1 million due “Within one year”.

(3)          Principal repayment of the junior subordinated debentures is assumed to be contractual maturity.  Principal repayment of the subordinated notes payable is assumed to be its first call date.  Interest is calculated at the applicable rate at December 31, 2008 and reported in the related “due within” categories.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $4.8 million due “Within one year”, $9.3 million due “After one but within three years”, $8.7 million due “After three but within five years” and $57.2 million due “After five years.”  Interest reported above was calculated at the actual borrowing rates at December 31, 2008.  Interest rates paid on junior subordinated debentures are variable rates and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 9 to the Consolidated Financial Statements for additional information on subordinated debt.

(4)          Cumulative Perpetual Preferred Stock, Series B issued to the US Treasury December 2008 includes dividends payable at 5% on $64,450,000.  The preferred shares are shown in the table as being due in the “After three but within five years” category.  This assumes the $64,450,000 in preferred stock will be redeemed in the year prior to the step up to 9% for the dividend rate.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance. At December 31, 2008, the Company did not accrue for any earn-out payments for the fiscal year 2008.

The Company, at the time of the purchase of the assets of BDA, placed into escrow $750,000 as deferred purchase price that could be earned by achieving certain agreed upon performance measures over the two-year period following the acquisition.  At December 31, 2008, it was determined the unit had met the first of two performance measures and in January 2009 $375,000 of the deferred purchase price was released to the former owners.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2008, is presented below:

(In thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Unfunded loan commitments	$432,182	$166,576	$36,811	$3,333	$638,902
Standby letters of credit	45,031	4,881	150	—	50,062
Commercial letters of credit	1,263	3,283	—	—	4,546
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,673	—	—	—	1,673

Total commitments	$482,329	$174,740	$36,961	$3,333	$697,363

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

Approximately $46.8 million of total commitments at December 31, 2008, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2008, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by the Asset-Liability Management Committee, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The asset-liability committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2008, as adjusted by instantaneous rate changes upward of up to 200 basis points.  Due to the current interest rate environment — the FOMC has a 0-25 basis point target federal funds rate at December 31, 2008 with prime set at 300 basis points above the FOMC target — the downward movement analysis was limited to a 100 basis point change.  Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2008, will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(3.1)%	—	1.5%	1.7%
Market value of equity	n/a	(9.9)%	—	5.1%	9.2%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2008, our cumulative interest rate gap was a positive

21.84%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2008. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to the Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2008
(In thousands)	Less than three months	Three months to less than one year	One to five years	Over five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$9,632	$—	$—	$—	9,632
Fixed rate loans	58,982	78,459	275,159	73,380	485,980
Floating rate loans	1,011,605	28,655	491,598	13,415	1,545,273
Investment securities held to maturity and available for sale	21,388	13,556	321,974	143,530	500,448
Total interest-earning assets	$1,101,607	$120,670	$1,088,731	$230,325	$2,541,333

NOW and money market	$297,144	$35,128	$68,315	$165,361	$565,948
Savings	3,710	278	927	4,359	9,274
Eurodollar	88,025	—	—	—	88,025
Time deposits under $100,000	153,540	48,424	5,600	—	207,564
Time deposits $100,000 and over	186,104	120,579	7,806	—	314,489
Securities sold under agreements to repurchase	133,478	—	—	—	133,478
Other short-term borrowings	543,063	—	—	—	543,063
Long-term debt	72,166	—	—	20,984	93,150
Total interest-bearing liabilities	$1,477,230	$204,409	$82,648	$190,704	$1,954,991

Interest rate gap	$(375,623)	$(83,739)	$1,006,083	$39,621	$586,342

Cumulative interest rate gap	$(375,623)	$(459,362)	$546,721	$586,342

	-11.10%	-18.06%	19.54%	21.84%

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

The following table presents, at December 31, 2008, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2008
	Less than	One to	Over
(In thousands)	one year	five years	five years	Total
Commercial	$442,894	$189,106	$16,968	$648,968
Real estate — mortgage	395,718	552,823	68,903	1,017,444
Real estate — construction	253,396	13,532	—	266,928
Consumer	83,101	3,297	303	86,701
Other	2,592	7,999	621	11,212

Total loans	$1,177,701	$766,757	$86,795	$2,031,253

Of the $853.5 million of loans with maturities of one year or more, approximately $332.9 million were fixed-rate loans and $505.0 million were variable-rate loans at December 31, 2008.

To augment our asset and liability management strategy, we also began using interest-rate swaps in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 18 different interest-rate swap agreements, seven of which were outstanding at December 31, 2008.

Under the interest-rate swap agreements, we receive a fixed rate and pay a variable rate based on the prime rate. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with SFAS 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (OCI) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income and comprehensive income as a part of noninterest income.

Interest-rate swap information at December 31, 2008, is summarized as follows:

(In thousands)					Amortization of Notional
Swap	Maturity Date	Fixed Rate	Notional	Fair Market Value	2009	2010	2011
Swap - January 26, 2007	April 1, 2010	8.080%	$10,000	349	$5,000	$5,000	$—
Swap - April 2, 2007	May 1, 2010	7.776%	10,000	360	5,000	5,000	—
Swap - May 29, 2007	June 1, 2010	8.053%	10,000	421	5,000	5,000	—
Swap - August 16, 2007	August 1, 2010	7.630%	10,000	445	5,000	5,000	—
Swap - October 5, 2007	October 1, 2010	7.426%	10,000	477	5,000	5,000	—
Swap - June 10, 2008	June 1, 2011	6.360%	15,000	541	5,000	5,000	5,000
Swap - October 17, 2008	October 1, 2011	5.520%	25,000	993	—	—	25,000

Total			$90,000	$3,586	$30,000	$30,000	$30,000

During 2008, 2007 and 2006, net interest income was increased or (decreased) by $2.1 million, ($1.4) million and ($2.1) million, respectively, from the settlement of the interest-rate swaps.

In February 2009, the Company initiated a new series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions are to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements having a total notional value of $70.0 million will fix the interest rates between 4.7% and 5.5% and mature over varying lengths of time from five and 20 years.

Item 8. Financial Statements and Supplementary Data

Reference is made to our Consolidated Financial Statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s CEO and CFO concluded the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2008 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our Consolidated Financial Statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included under the captions “Election of Directors” and “Management” in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee appearing under the caption “Meetings of the Board and Committees — Audit Committee” will be included in our 2009 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in our 2009 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2009 Proxy Statement under the captions “Meetings of the Board and Committees — Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2009 Proxy Statement under the caption “Principal Shareholders” and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing under the caption “Executive Compensation — Stock Option Plans” will be included in our 2009 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2009 Proxy Statement under the captions “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Registered Public Accounting Firm” and “Audit Committee Report” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2008 and 2007;

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006;

Notes to Consolidated Financial Statements.

(2)	All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)	Exhibits and Index of Exhibits:

(1)(2)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation

(8)	3.3	Amendment to Articles of Incorporation.

(4)	3.4	Amendment to Articles of Incorporation.

(14)	3.5	Amended and Restated Bylaws of the Registrant.

(18)	3.6	Amendment to Articles of Incorporation.

(25)	3.7	Amendment to Articles of Incorporation.

(23)	4.1	Form of Subordinated Unsecured Promissory Notes due 2018.

(23)	4.2

Form of Note Holders Agreement, dated August 18, 2008, by and between CoBiz Financial Inc. and Holders of Promissory Notes Issued by CoBiz Financial Inc. in connection with a Private Placement Memorandum of CoBiz Financial Inc. dated as of July 25, 2008.

(25)	4.3	Form of Certificate for 64,450 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the United States Department of the Treasury, dated December 19, 2008.

(25)	4.4	Form of the Warrant to Purchase 895,968 shares of Common Stock issued December 19, 2008 to the United States Department of the Treasury (original warrantholder).

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

(2)	10.4	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.5	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)	10.6	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)	10.7	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.8	2000 Employee Stock Purchase Plan.

(8)	10.9	2002 Equity Incentive Plan.

(9)	10.10	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)	10.11	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.12	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.13	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.14	Supplemental Executive Retirement Plan.

(4)	10.15	2005 Equity Incentive Plan.

(15)	10.16

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

(13)	10.17	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)	10.18	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)	10.19	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

(19)	10.20	Revolving Credit Agreement, dated August 2, 2007, by and between CoBiz Financial Inc. and US Bank, NA.

(19)	10.21

Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between Cobiz Financial Inc and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(20)	10.22	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(21)	10.23	First Amendment to Revolving Credit Agreement, dated May 9, 2008, by and between CoBiz Financial Inc. and US Bank, NA.

(22)	10.24	Amended and Restated 2005 Equity Incentive Plan.

(24)	10.25	Second Amendment to the Revolving Credit Agreement dated July 31, 2008 between CoBiz Financial Inc. and US Bank, NA.

(25)	10.26	Securities Purchase Agreement , dated December 19, 2008, by and between CoBiz Financial Inc. and the United Stated Department of the Treasury.

(25)	10.27	Form of Waiver of Claims Against the United States for changes in compensation or benefits resulting from participation in the United States Department of the Treasury’s TARP Capital Purchase Program.

(25)	10.28

Form of Letter Agreement to Amend the executive employment contracts to conform to requirements and limitations promulgated by participation in the United States Department of the Treasury’s TARP Capital Purchase Program and other regulations under Section 409A of the Internal Revenue Code of 1986 (as amended) between CoBiz Financial Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

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

(19)          Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 17, 2008.

(20)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed April 4, 2008.

(21)          Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed on May 12, 2008.

(22)          Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2008 annual meeting of shareholders, as filed on April 15, 2008.

(23)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2008.

(24)          Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 10, 2008.

(25)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed December 23, 2008.

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

Dated:  March 13, 2009

CoBiz Financial Inc.

By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer andChairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and	March 13, 2009
Steven Bangert	Chief Executive Officer

/s/ Jonathan C. Lorenz	Vice Chairman of the Board	March 13, 2009
Jonathan C. Lorenz

/s/ Richard J. Dalton	President	March 13, 2009
Richard J. Dalton

/s/ Lyne B. Andrich	Executive Vice President and	March 13, 2009
Lyne B. Andrich	Chief Financial Officer

/s/ Troy R. Dumlao	Chief Accounting Officer	March 13, 2009
Troy R. Dumlao

/s/ Michael B. Burgamy	Director	March 13, 2009
Michael B. Burgamy

/s/ Morgan Gust	Director	March 13, 2009
Morgan Gust

/s/ Harold F. Mosanko	Director	March 13, 2009
Harold F. Mosanko

/s/ Thomas M. Longust	Director	March 13, 2009
Thomas M. Longust

/s/ Evan Makovsky	Director	March 13, 2009
Evan Makovsky

/s/ Doug Polson	Director	March 13, 2009
Doug Polson

/s/ Mary Rhinehart	Director	March 13, 2009
Mary Rhinehart

/s/ Noel N. Rothman	Director	March 13, 2009
Noel N. Rothman

/s/ Timothy J. Travis	Director	March 13, 2009
Timothy J. Travis

/s/ Mary Beth Vitale	Director	March 13, 2009
Mary Beth Vitale

/s/ Mary M. White	Director	March 13, 2009
Mary M. White

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management’s Report on Internal Control over Financial Reporting

Management of CoBiz Financial Inc., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included under the heading “Report of Independent Registered Public Accounting Firm”.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

March 13, 2009

By: /s/ Steven Bangert	By: /s/ Lyne B. Andrich
Steven Bangert	Lyne B. Andrich
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the internal control over financial reporting of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) or relevant report.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of  and for the year ended December 31, 2008, of the Company and our report dated March 13, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 13, 2009

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2008 AND 2007

(In thousands, except share amounts)

	2008	2007
ASSETS

Cash and due from banks	$35,857	$45,951
Interest bearing deposits and federal funds sold	9,632	3,675

Total cash and cash equivalents	45,489	49,626

Investment securities available for sale (cost of $479,197 and $379,677, respectively)	476,506	378,565

Investment securities held to maturity (fair value of $374 and $473, respectively)	376	470

Other investments — at cost	23,566	16,628

Total investments	500,448	395,663

Loans — net of allowance for loan losses of $42,851 and $20,043, respectively	1,988,402	1,826,283

Goodwill	46,160	43,386

Intangible assets — net of amortization of $3,235 and $2,511, respectively	5,704	2,112

Bank-owned life insurance	30,718	29,546

Premises and equipment — net of depreciation of $24,139 and $21,854, respectively	9,154	8,811

Accrued interest receivable	8,617	10,201

Deferred income taxes	16,933	7,723

Other	32,650	17,661

TOTAL	$2,684,275	$2,391,012

(Continued)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2008 AND 2007

(In thousands, except share amounts)

	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Demand	$453,731	$439,076
NOW and money market	565,948	631,391
Savings	9,274	11,546
Eurodollar	88,025	77,444
Certificates of deposit	522,053	583,232

Total deposits	1,639,031	1,742,689

Securities sold under agreements to repurchase	133,478	168,336
Other short-term borrowings	543,063	197,444
Accrued interest and other liabilities	23,454	21,107
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984

Total liabilities	2,432,176	2,201,742

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred, $0.01 par value — authorized, 2,000,000 shares; issued and outstanding, 64,450 ($1,000 per share liquidation value)
and 0 shares, respectively	1	—
Common, $0.01 par value — authorized, 50,000,000
shares; issued and outstanding, 23,374,762 and
22,992,756 shares, respectively	232	230
Additional paid-in capital	164,484	96,906
Retained earnings	86,827	92,128
Accumulated other comprehensive income — net of
income tax of $341 and $4, respectively	555	6

Total shareholders’ equity	252,099	189,270

TOTAL	$2,684,275	$2,391,012

See notes to consolidated financial statements.	(Concluded)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006

INTEREST INCOME:
Interest and fees on loans	$122,418	$132,965	$114,567
Interest on investments:
Taxable securities	21,411	20,150	20,475
Nontaxable securities	121	149	224
Dividends on securities	684	790	755
Federal funds sold and other	274	456	423

Total interest income	144,908	154,510	136,444

INTEREST EXPENSE:
Interest on deposits	34,671	44,864	32,976
Interest on short-term borrowings and securities sold under agreements to repurchase	9,996	16,096	18,585
Interest on subordinated debentures	4,890	5,651	5,454

Total interest expense	49,557	66,611	57,015

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	95,351	87,899	79,429

PROVISION FOR LOAN LOSSES	39,796	3,936	1,342

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	55,555	83,963	78,087

NONINTEREST INCOME:
Service charges	4,067	3,154	2,778
Investment advisory and trust income	6,345	4,763	4,141
Insurance income	15,113	9,397	13,094
Investment banking income	5,055	6,681	6,214
Other income	4,819	4,294	3,738

Total noninterest income	35,399	28,289	29,965

NONINTEREST EXPENSE:
Salaries and employee benefits	57,368	50,172	47,627
Occupancy expenses, premises and equipment	13,075	11,541	11,360
Amortization of intangibles	724	471	475
Loss on securities, other assets and other real estate owned	4,592	1,039	1,782
Other	13,958	12,292	10,683

Total noninterest expense	89,717	75,515	71,927

(Continued)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006

INCOME BEFORE INCOME TAXES	$1,237	$36,737	$36,125

PROVISION (BENEFIT) FOR INCOME TAXES	(91)	13,713	13,299

NET INCOME	1,328	23,024	22,826

UNREALIZED APPRECIATION ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVES — Net of income taxes	549	2,620	3,261

COMPREHENSIVE INCOME	$1,877	$25,644	$26,087

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.98	$1.01

Diluted	$0.05	$0.96	$0.98

See notes to consolidated financial statements.	(Concluded)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	Shares		Shares		Paid-In	Retained	Income
	Issued	Amount	Issued	Amount	Capital	Earnings	(Loss)	Total

BALANCE — January 1, 2006	—	$—	22,309,136	$223	$69,560	$72,636	$(5,875)	$136,544

Options exercised	—	—	339,277	4	1,917	—	—	1,921
Employee stock purchase plan	—	—	36,901	—	729	—	—	729
Stock-based compensation expense	—	—	—	—	1,140	—	—	1,140
Tax benefit from stock-based compensation	—	—	—	—	905	—	—	905
Dividends paid-common ($0.22 per share)	—	—	—	—	—	(4,960)	—	(4,960)
Earn-out payment for Alexander Capital Management Group	—	—	15,576	—	309	—	—	309
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $1,998	—	—	—	—	—	—	3,261	3,261
Net income	—	—	—	—	—	22,826	—	22,826

BALANCE — December 31, 2006	—	—	22,700,890	227	74,560	90,502	(2,614)	162,675

Cumulative effect adjustment pursuant to the adoption of EITF 06-5	—	—	—	—	—	(134)	—	(134)
Options exercised	—	—	369,386	4	3,234	—	—	3,238
Employee stock purchase plan	—	—	47,278	—	706	—	—	706
Stock-based compensation expense	—	—	—	—	1,524	—	—	1,524
Tax benefit from stock-based compensation	—	—	—	—	1,060	—	—	1,060
Dividends paid-common ($0.26 per share)	—	—	—	—	—	(6,173)	—	(6,173)
Earn-out payment for Financial Designs Ltd.	—	—	19,501	—	438	—	—	438
Acquisition of Wagner Investment Management Inc.	—	—	80,908	1	1,202	—	—	1,203
Proceeds from issuance of common stock, net of offering costs of approximately $106	—	—	975,000	10	19,141	—	—	19,151
Repurchases of common stock	—	—	(1,200,207)	(12)	(4,959)	(15,091)	—	(20,062)
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $1,606	—	—	—	—	—	—	2,620	2,620
Net income	—	—	—	—	—	23,024	—	23,024

BALANCE — December 31, 2007	—	—	22,992,756	230	96,906	92,128	6	189,270

Cumulative effect adjustment pursuant to the adoption of EITF 06-4	—	—	—	—	—	(16)	—	(16)
Series B Preferred stock and warrant, net of issuance costs	64,450	1			64,397	—	—	64,398
Options exercised	—	—	98,532	1	641	—	—	642
Employee stock purchase plan	—	—	67,974	1	602	—	—	603
Restricted stock awards, net of forfeitures	—	—	215,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,762	—	—	1,762
Dividends paid-common ($0.28 per share)	—	—	—	—	—	(6,489)	—	(6,489)
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	—	—	—	—	17	(124)	—	(107)
Tax benefit from stock-based compensation	—	—	—	—	159	—	—	159
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $337	—	—	—	—	—	—	549	549
Net income	—	—	—	—	—	1,328	—	1,328

BALANCE — December 31, 2008	64,450	$1	23,374,762	$232	$164,484	$86,827	$555	$252,099

See notes to consolidated financial statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,328	$23,024	$22,826
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	577	385	1,356
Depreciation and amortization	4,447	4,128	4,008
Amortization of net loan fees	(2,357)	(2,807)	(2,912)
Provision for loan and credit losses	39,479	3,936	1,342
Stock-based compensation	1,762	1,524	1,140
Federal Home Loan Bank stock dividend	(475)	(590)	(573)
Deferred income taxes	(9,669)	(1,513)	(1,146)
Excess tax benefits from stock-based compensation	(159)	(1,060)	(905)
Increase in cash surrender value of bank-owned life insurance	(1,172)	(984)	(1,003)
Supplemental executive retirement plan	717	783	690
Loss on sale/write-down of other real estate owned, investment securities and equipment	4,592	1,039	1,781
Other operating activities, net	(901)	(973)	(447)
Changes in operating assets and liabilities:
Accrued interest receivable	1,584	(454)	(2,486)
Other assets	(2,756)	135	(982)
Accrued interest and other liabilities	(1,895)	1,756	3,854

Net cash provided by operating activities	35,102	28,329	26,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(6,577)	(2,572)	(4,124)
Proceeds from other investments	1,104	425	—
Purchase of investment securities available for sale	(210,855)	(290,513)	(152,966)
Maturities of investment securities held to maturity	93	252	171
Maturities of investment securities available for sale	109,104	333,909	128,763
Proceeds from sale of investment securities	—	1,053	56,027
Net cash paid in earn-outs	—	(438)	(206)
Purchase outstanding minority interests in ACMG	—	(351)	—
Purchase of Wagner, net of cash received	—	(1,899)	—
Purchase of bank-owned life insurance	—	(3,114)	—
Purchase of Bernard Dietrich and Associates	(6,781)	—	—
Proceeds from sale of other real estate owned	2,140	—	—
Loan originations and repayments, net	(210,614)	(301,210)	(208,681)
Purchase of premises and equipment	(3,737)	(3,185)	(3,365)
Other investing activities, net	2	99	43

Net cash used in investing activities	(326,121)	(267,544)	(184,338)

(continued)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except per share amounts)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	(42,479)	131,624	80,997
Net increase (decrease) in certificates of deposits	(61,441)	134,384	68,387
Net increase (decrease) in short-term borrowings	345,619	45,244	(12,800)
Net increase (decrease) in securities sold under agreements to repurchase	(34,858)	(59,281)	10,891
Proceeds from issuance of subordinated notes payable-net	20,900	—	—
Proceeds from issuance of preferred stock and warrants-net	64,398	—	—
Proceeds from issuance of common stock-net	1,245	23,095	2,650
Repurchase of common stock-net	—	(20,062)	—
Dividends paid on common and preferred stock	(6,613)	(6,173)	(4,960)
Excess tax benefits from stock-based compensation	159	1,060	905
Other financing activities-net	(48)	(26)	—

Net cash provided by financing activities	286,882	249,865	146,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,137)	10,650	(11,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,626	38,976	50,701
CASH AND CASH EQUIVALENTS, END OF YEAR	$45,489	$49,626	$38,976

Supplemental disclosures of cash information - cash paid during the year for:
Interest	$51,089	$66,101	$56,243
Income taxes	$11,744	$14,325	$14,396

Supplemental disclosures of noncash activities:
Stock issued for earn-out of Financial Designs Ltd.	$—	$438	$—
Stock issued for earn-out of Alexander Capital Management Group LLC	$—	$—	$309
Stock issued for acquisition of Wagner Investment Management Inc.	$—	$1,203	$—
Deferred payment for acquisition of Bernard Dietrich and Associates Inc.	$375	$—	$—
Loans transferred to other real estate owned	$11,001	$—	$—

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Financial Inc. (Parent), formerly CoBiz Inc., and its wholly owned subsidiaries: CoBiz Bank (the Bank); CoBiz ACMG, Inc.; Financial Designs Ltd. (FDL); CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner Investment Management, Inc. (Wagner), all collectively referred to as the Company or CoBiz, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Company’s name was changed from CoBiz Inc. to CoBiz Financial Inc. at the Annual Meeting of Shareholders held on May 17, 2007.

Organization — The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; two in Boulder; two near Vail; and eight in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner complements the investment management services of ACMG with its focus on developing and delivering a proprietary investment approach with a growth bias.

Use of Estimates — In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; the recoverability of goodwill and intangible assets; fair value estimates; and stock-based compensation.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include the accounts of the Parent; the Bank; CoBiz ACMG, Inc.; FDL; CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2008 and 2007, the Company was required to maintain reserve balances of $0 and $1,081,000, respectively.

 Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to  management’s intent. At December 31, 2008 and 2007, the Company had no trading securities.

Available for sale securities consist of bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

Investment Securities held to maturity consist of bonds, notes and debentures for which the Company has the positive intent and  ability to hold to maturity and are reported at cost, adjusted for amortization of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income using the level-yield method over the period to maturity. Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.  See Note 3 — Investments.

Other Investments — Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method.  See Note 3 — Investments.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.  See Note 4 — Loans.

Loan Origination Fees and Costs — Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 5, Accounting for Contingencies.  See Note 4 — Loans.

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded.  See Note 4 — Loans.

Goodwill and Intangible Assets — Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually on December 31st. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.  Intangible assets with an indefinite life are reviewed for impairment on an annual basis.  See Note 6 — Goodwill and Intangible Assets.

Bank-Owned Life Insurance (BOLI) — The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the consolidated statements of income and comprehensive income under the caption “Other income.”

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.  See Note 5 — Premises and Equipment.

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50%, that are accounted for under the equity method. The Company’s equity method investments consist of four limited partnership mezzanine funds (the Funds) licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no transactions between the Company and the Funds for the years ended December 31, 2008, 2007, and 2006. The Company recognized income from the Funds of $1,169,000, $954,000, and $483,000 for the years ended December 31, 2008, 2007, and 2006 which is included in “Other Income” in the consolidated statements of income and comprehensive income.

Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at the lower of carrying amount or estimated fair value at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets included in the consolidated balance sheets under the caption “Other assets” at December 31, 2008 and 2007 totaled $0 and $90,000, respectively. Valuation adjustments charged to operations on foreclosed assets for the years ended December 31, 2008, 2007 and 2006 totaled $0, $469,000 and $0, respectively.

Other Real Estate Owned (OREO) — OREO held for sale acquired through foreclosure or in settlement of debt is valued at the lower of carrying amount or estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell. Management periodically evaluates the value of real estate held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. At December 31, 2008 and 2007 OREO totaled $5,941,000 and $0, respectively and is included in the caption “Other” assets on the consolidated balance sheets.  Valuation adjustments charged to operations on OREO for the years ended December 31, 2008 and 2007, and 2006 totaled $2,920,000, $0 and $0, respectively.

Securities Sold Under Agreements to Repurchase — The Company sells certain securities under agreements to repurchase with its customers and other financial institutions. The agreements transacted with its customers are utilized as an overnight investment product service, while the agreements with other financial institutions are transacted as a wholesale borrowing source. Both types of agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are reflected as a Company asset.  See Note 8 — Borrowed Funds.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.  See Note 10 — Derivatives.

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

Investment Banking Income — Investment banking income includes nonrefundable retainer fees recognized over the expected term of the engagement and success fees recognized when the transaction is completed and collectibility of fees is reasonably assured.

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  See Note 11 — Income Taxes.

Stock-Based Compensation — On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123R), using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date; and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation.

SFAS 123R requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. In prior periods, this amount was reported as a component of cash flows from operating activities.  SFAS 123R specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement.  See Note 14 — Employee Benefit and Stock Compensation Plans.

Earnings Per Common Share — Basic earnings per share is based on net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 13 — Earnings Per Share.

Stock Repurchases — The Company has repurchased shares of its outstanding common stock through open market purchases. Repurchased shares are immediately retired on the trade date and the cash paid is allocated to common stock, additional paid-in-capital and retained earnings. Retired shares are shown as authorized but not issued or outstanding.  See Note 12 — Shareholders’ Equity.

Segment Information — The Company has disclosed separately the results of operations relating to its segments in Note 19 — Segments.

Fair Value Measurements —  On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for financial assets and financial liabilities.   The Company will implement SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis beginning on January 1, 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157.   SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  See Note 18 - Fair Value Measurements.

Recent Accounting Pronouncements — On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5, addresses various issues in determining the amount that could be realized under an insurance contract. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $134,000 that was charged to retained earnings to reduce the amount that can be realized on insurance contracts.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In October 2008, FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, was issued, effective immediately for all prior periods for which financial statements have not been issued.  This FSP provides clarification on the application of FASB 157 and issues to be considered when observable valuation inputs do not exist or observable inputs are from an inactive market. See Note 18 — Fair Value Measurements.

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

On January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). The ratified final consensus on this issue requires companies to recognize an obligation for the future post-retirement benefits provided to employees in the form of death benefits to be paid to their beneficiaries through endorsement split-dollar policies carried in Bank-Owned Life Insurance (BOLI), the effects of which are to be recognized through either (1) a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company recorded a cumulative effect adjustment of approximately $16,000 that was charged to retained earnings when it established the obligation for future post-retirement benefits relating to the Company’s applicable endorsement split-dollar life insurance arrangements.

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

2.   ACQUISITIONS AND EARN-OUT ARRANGEMENTS

General — Earn-out payments for the ACMG, FDL and Wagner transactions as well as deferred payments for the BDA transaction are treated as additional costs of the acquisitions and recorded as goodwill in accordance with EITF Issue No. 95-08, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF 95-08).  In determining the classification of earn-out and deferred payments as additional costs of the acquisitions rather than compensation, the Company considered the following factors from EITF 95-08:

•                  terms of continuing employment;

•                  components of shareholder group;

•                  reasons for contingent consideration;

•                  formula for determining contingent consideration; and

•                  other agreements and issues

Goodwill arising from these transactions is allocated between the operating segments expected to benefit from the acquisitions. See Note 6 — Goodwill and Intangible Assets for the amount of goodwill allocated to each operating segment.

Alexander Capital Management Group, LLC — On April 1, 2003, the Company acquired ACMG, an SEC-registered investment advisory firm based in Denver, CO. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of ACMG’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of ACMG was completed through a merger of ACMG into a wholly owned subsidiary that was formed in order to consummate the transaction and then a subsequent contribution of the assets and liabilities of the merged entity into a newly formed limited liability company called Alexander Capital Management Group, LLC.

The terms of the ACMG merger agreement provided for additional earn-out payments for each of the 12 months ended on March 31, 2004, 2005, and 2006, to be paid to the former shareholders of Alexander Capital Management Group, Inc. in proportion to their respective ownership immediately prior to the acquisition. All earn-out payments were made 40% in cash and 60% in CoBiz common stock.

The earn-out payment for 2006 was equal to a multiple of the excess of ACMG’s 2006 earnings before interest, taxes, depreciation and amortization as defined in the ACMG merger agreement (ACMG EBITDA) over the ACMG EBITDA for the previous year. For the earn-out period ended March 31, 2006, the Company paid $515,000 based on ACMG EBITDA of $715,000. The payment consisted of $206,000 in cash and 15,576 shares of CoBiz stock valued at $309,000.

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

In 2006, the Company called and retired 20,008 PIUs. In 2007, the Company purchased and retired 153,284 PIUs for $351,000. In January 2008, the Company called and retired the remaining 26,708 PIUs. At December 31, 2008 there were no PIUs outstanding.

Financial Designs Ltd. — On April 14, 2003, the Company acquired FDL, a provider of wealth transfer and employee benefit services based in Denver, CO. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FDL’s operations have been included in the consolidated financial statements since the date of purchase. The acquisition of FDL was completed through a merger of FDL into CoBiz Connect, Inc., a wholly owned subsidiary of CoBiz that had provided employee benefits consulting services since 2000. The surviving corporation continues to use the FDL name.

The terms of the FDL merger agreement provided for additional earn-out payments for each of the calendar years 2003 through 2007 paid to the former shareholders of FDL in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments were payable 50% in cash and 50% in CoBiz common stock.

The earn-out payment for the 2006 calendar year was equal to a multiple of the excess of FDL’s earnings before interest, taxes, depreciation and amortization as defined in the FDL merger agreement (FDL EBITDA) over 2005’s FDL EBITDA. The 2006 earn-out was $876,000 based on FDL EBITDA of $2,308,000. The payment consisted of $438,000 in cash and 19,501 shares of CoBiz common stock valued at $438,000. No earn-out payments were paid for the 2007 calendar year because FDL EBITDA for 2007 did not exceed the hurdle rate.

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

The aggregate purchase price was $3,240,000, consisting of 80,908 shares of CoBiz common stock valued at $1,203,000; $1,965,000 in cash; and $72,000 in direct acquisition costs consisting primarily of external legal fees. At December 31, 2007, the Company preliminarily allocated $3,198,000 of the purchase price to goodwill, pending the valuations of certain intangible assets.  In the first quarter of 2008 when the valuations were completed, the Company reclassified $1,116,000 out of goodwill and into certain intangible assets consisting of a customer list, trademark and a lease intangible. An adjustment of $10,000 related to direct acquisition costs was also allocated out of goodwill.  Goodwill arising from this transaction is tax deductible. The customer list and the lease intangible will be amortized over 12 years and two years (the remaining term of the lease), respectively.  The trademark will be evaluated for impairment and will not be amortized.

The terms of the Wagner merger agreement provide for additional earn-out payments for each of the calendar years 2008 through 2010 to be paid to the former shareholders of Wagner in proportion to their respective ownership immediately prior to the acquisition. The earn-out payments are payable either in 100% in cash, or a mix of cash and stock, with the Company having the option to pay up to 40% of the earn-out payment in CoBiz common stock.

The calculation for the earn-out payment for 2008 was based on a multiple of the excess of earnings before interest, taxes, depreciation, and amortization as defined in the Wagner merger agreement (Wagner EBITDA) over Wagner’s adjusted 2007 EBITDA.  No earn-out payment was payable for the 2008 calendar year because Wagner’s EBITDA did not exceed the hurdle rate.  The earn-out payments for 2009 and 2010 will be based on a multiple of the excess of Wagner’s EBITDA for each specific year over the highest Wagner EBITDA previously recognized. The aggregate amount of the earn-out payments and the initial purchase consideration will not exceed $10,000,000.  Management estimates that total cumulative earn-out payments for 2009 to 2010 may range from $0 to $1,065,000.

Bernard Dietrich and Associates, Inc. — On January 2, 2008, the Company acquired the assets and employees of Bernard Dietrich and Associates, Inc. (BDA), a provider of commercial and personal property and casualty insurance brokerage, and risk management consulting services located in Phoenix, AZ. The acquisition was accounted for using the purchase method of accounting, and accordingly, BDA’s results of operations were included on the consolidated financial statements since the date of acquisition.

The aggregate purchase price was $6,781,000, consisting of $6,750,000 in cash and $31,000 in direct acquisition costs.  A deposit of $750,000 was also put into escrow for potential additional consideration. The terms of the BDA merger agreement provide for deferred payments for each of the calendar years 2008 and 2009 to be paid to the former shareholders of BDA in proportion to their respective ownership immediately prior to the acquisition. The deferred payments are payable in cash from the escrowed funds of $750,000.  The deferred payments will be a maximum of $375,000 and $750,000 for 2008 and 2009, respectively. The aggregate amount of total deferred payments during this two-year period cannot exceed $750,000. The yearly deferred payments will be based on maintaining a revenue threshold as defined in the BDA asset purchase agreement.  For the deferred payment period ended December 31, 2008, the Company accrued $375,000 based on the 2008 revenue threshold that was paid in the first quarter of 2009.  Management estimates that the final deferred payment of $375,000 will be earned in 2009.

The Company allocated $3,900,000 of the purchase price to goodwill, which is tax deductible, $3,200,000 to a customer list intangible asset and $56,000 to other miscellaneous assets.  The customer list will be amortized over 15 years.

3.   INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008 (In thousands)	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$438,609	$5,193	$5,990	$437,812
Trust preferred securities	24,536	438	2,224	22,750
Corporate debt securities	13,362	132	65	13,429
Obligations of states and political subdivisions	2,690	9	184	2,515

	$479,197	$5,772	$8,463	$476,506

Held to maturity securities — Mortgage-backed securities	$376	$—	$2	$374

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007 (In thousands)	Cost	Gains	Losses	Value

Available for sale securities:
Mortgage-backed securities	$325,961	$1,104	$1,344	$325,721
U.S. Government agencies	36,505	11	7	36,509
Trust preferred securities	13,724	21	860	12,885
Obligations of states and political subdivisions	3,487	4	41	3,450

	$379,677	$1,140	$2,252	$378,565

Held to maturity securities — Mortgage-backed securities	$470	$3	$—	$473

The amortized cost and estimated fair value of investments in debt securities at December 31, 2008, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$10	$10	$—	$—
Due after one year through five years	14,598	14,673	—	—
Due after five years through ten years	865	817	—	—
Due after ten years	25,115	23,194	—	—
Mortgage-backed securities	438,609	437,812	376	374

	$479,197	$476,506	$376	$374

During the years ended December 31, 2008, 2007, 2006, there were no sales of held to maturity securities. Proceeds from sales of investment securities available for sale totaled $0, $1,053,000 and $56,027,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company recognized losses for the years ended December 31, 2008, 2007, 2006 on the sale of investment securities totaling $0, $33,000 and $1,766,000, respectively.

Investment securities with an approximate fair value of $99,474,000 and $96,065,000, were pledged to secure public deposits of $49,990,000 and $74,470,000, at December 31, 2008 and 2007, respectively.

Trust preferred securities, corporate debt securities and obligations of states and political subdivisions at December 31, 2008, 2007, and 2006, do not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At December 31, 2008, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities.  The mortgage-backed securities consist primarily of highly rated investment-grade securities issued by government-sponsored organizations. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single entity issues that have been negatively impacted by the overall decrease in the financial services market.

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market value had been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.  Declines in the fair value of held to maturity and available for sale securities below their cost that are considered to be other than temporary are reflected in earnings as realized losses.  The Company has both the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, the Company does not believe any of the unrealized losses on available for sale securities are a result of significant decreases in credit quality of the issuing organizations and the Company has both the intent and ability to hold these securities until maturity or the forecasted recovery of the fair value of the securities. The Company has determined there were no other-than-temporary impairments (OTTI) associated with the 123 securities noted within the table below at December 31, 2008.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$113,610	$2,659	$18,562	$3,333	$132,172	$5,992
Trust preferred securities	8,207	1,091	6,803	1,133	15,010	2,224
Corporate debt securities	2,402	65	—	—	2,402	65
Obligations of states and political subdivisions	526	1	1,246	183	1,772	184

Total	$124,745	$3,816	$26,611	$4,649	$151,356	$8,465

For the year ended December 31, 2008, the Company recorded an OTTI of $1,657,000 on two securities.  The OTTI included a $1,279,000 write down resulting from an increase in the credit risk associated with a single issuer trust preferred security and a write down of $378,000 on a FNMA perpetual preferred security.  The OTTI is included as a component of “loss on sale of other assets and securities” in the consolidated statements of income and comprehensive income.

Other investments at December 31, 2008 and 2007, consist of the following:

(In thousands)	2008	2007

Other investments — at cost (1)	$21,387	$14,446
Investment in statutory trusts — equity method (2)	2,179	2,182

	$23,566	$16,628

(1)               Other investments are comprised primarily of FHLB and Federal Reserve Bank stock.

(2)                                             Investments in statutory trusts represent the Company’s investment in 100% of the common stock issued by the entities described in Note 9 — Long Term Debt.

4.   LOANS

Categories of loans at December 31, 2008 and 2007 include:

(In thousands)	2008	2007

Commercial	$648,851	$576,350
Real estate — mortgage	1,018,091	875,135
Real estate — construction	268,050	310,951
Consumer	86,702	71,422
Other	11,212	14,151

	2,032,906	1,848,009

Allowance for loan losses	(42,851)	(20,043)

Unearned net loan fees	(1,653)	(1,683)

	$1,988,402	$1,826,283

Most of the Company’s lending activity occurs within the States of Colorado and Arizona, specifically in the Denver and Phoenix metropolitan areas, respectively.  The majority of the Company’s loan portfolio consists of Commercial and Real Estate — mortgage loans. At December 31, 2008 and 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company. Activity with respect to officer and director loans is as follows for the years ended December 31, 2008 and 2007:

(In thousands)	2008	2007

Balance — beginning of year	$8,573	$6,474

New loans	15,651	14,726
Principal paydowns and payoffs	(18,130)	(12,627)

Balance — end of year	$6,094	$8,573

Transactions in the allowance for loan and credit losses for the years ended December 31, 2008, 2007, and 2006, are summarized as follows:

(In thousands)	2008	2007	2006

Allowance for loan loss balance — beginning of year	$20,043	$17,871	$16,906
Provision for loan losses	39,796	3,936	766
Loans (charged-off)/recovered, net of recoveries/(charge-offs) of $156, $74, and $(320) for 2008, 2007, and 2006, respectively	(16,988)	(1,764)	199

Allowance for loan loss balance — end of year	$42,851	$20,043	$17,871

Allowance for credit loss balance — beginning of year	576	576	—
Provision for credit losses	(317)	—	576

Allowance for credit loss balance — end of year	$259	$576	$576

Total allowance for loan and credit loss balance — end of year	$43,110	$20,619	$18,447

The recorded investment in impaired loans was $39,786,000 and $1,202,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, $5,177,000 and $0 of impaired loans did not have a related allowance for loan loss.  The allowance for loan losses applicable to impaired loans was $6,274,000 and $873,000 at December 31, 2008 and 2007, respectively. No interest income was recognized on these loans subsequent to their placement in nonaccrual status.

Average nonaccrual loans were $20,992,000, $2,053,000 and $684,000 during 2008, 2007 and 2006, respectively.  Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2008 was $979,000.  Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2007 and 2006 was not material.  Interest income recognized on nonaccrual loans during 2008, 2007 and 2006 was also not material.  Loans 90 days or more delinquent and still accruing interest totaled $1,292,000 and $2,208,000 at December 31, 2008 and 2007, respectively.

5.   PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31, 2008 and 2007 are summarized as follows:

(In thousands)	2008	2007

Leasehold improvements	$10,071	$8,717
Furniture, fixtures, and equipment	23,222	21,948

	33,293	30,665
Accumulated depreciation	(24,139)	(21,854)

Total	$9,154	$8,811

The Company recorded depreciation expense related to premises and equipment of $3,431,000, $3,272,000, and $3,493,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

6.   GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment test at December 31, 2008. Goodwill impairment is deemed to exist when the carrying value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are consistent with the operating segments identified in Note 19 — Segments. The Company estimated the fair value of the reporting units using multiples of comparable entities, including recent transactions, or a combination of multiples and a discounted cash flow methodology.  When conducting the goodwill impairment analysis, the fair values of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  At December 31, 2008, the estimated fair value of all reporting units exceeded their carrying values and there was no impairment.  However, paragraph 28 of SFAS 142, Goodwill and Other Intangible Assets, requires that the goodwill impairment analysis be conducted when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  An example of such an event includes significant adverse changes in the business climate, such as a significant decline in the Company’s market capitalization.

The Company allocates goodwill from acquisitions to its reporting units based on the synergies that are expected to arise from the combinations using the with and without method whereby the difference between the fair value of a reporting unit before the acquisition and its fair value after the acquisition represents the amount of goodwill assigned to that reporting unit. A summary of goodwill and total assets by operating segment at December 31, 2008, is as follows (see Note 2 — Acquisitions and Earn-out Arrangements):

				Total
	Goodwill			assets
	December 31,	Acquisitions and	December 31,	December 31,
(In thousands)	2007	adjustments	2008	2008

Commercial banking	$15,348	$—	$15,348	$2,629,082
Investment banking services	5,279	—	5,279	6,670
Investment advisory and trust	7,644	(1,126)	6,518	9,025
Insurance	15,115	3,900	19,015	28,706
Corporate support and other	—	—	—	10,792
Total	$43,386	$2,774	$46,160	$2,684,275

At December 31, 2008 and 2007, the Company’s intangible assets and related amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(In thousands)	and relationships	Other	Trademark	Total

December 31, 2007	$2,100	$12	$—	$2,112
Acquisitions:
BDA	3,200	—	—	3,200
Wagner	783	64	269	1,116
Amortization	(687)	(37)	—	(724)
December 31, 2008	$5,396	$39	$269	$5,704

The Company recorded amortization expense related to intangible assets of $724,000, $471,000, and $475,000 during the years ended December 31, 2008, 2007, and 2006, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated as follows:

Years Ending
December 31,
(In thousands)

2009	$674
2010	642
2011	638
2012	638
2013	423

7.        CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio at December 31, 2008 and 2007, is as follows:

(In thousands)	2008	2007

Less than $100,000	$207,564	$126,478
$100,000 and more	314,489	456,754

	$522,053	$583,232

Related interest expense for the years ended December 31, 2008, 2007, and 2006, is as follows:

(In thousands)	2008	2007	2006

Less than $100,000	$8,659	$5,693	$3,177
$100,000 and more	11,430	19,319	15,839

	$20,089	$25,012	$19,016

Maturities of certificates of deposit of $100,000 and more at December 31, 2008, are as follows:

(In thousands)
Remaining maturity:
Less than three months	$186,104
Three months up to six months	67,308
Six months up to one year	53,271
One year and over	7,806

Total	$314,489

8.        BORROWED FUNDS

Securities sold under agreements to repurchase at December 31, 2008 and 2007 are summarized as follows:

(In thousands)	2008	2007

Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $146,157 and $172,382 in 2008 and 2007, respectively	$133,478	$168,336

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $147,230,000 and $228,342,000 during 2008 and 2007, respectively. The maximum amounts outstanding at any month-end during 2008 and 2007 were $180,008,000 and $259,421,000, respectively.  At December 31, 2008, the weighted-average interest rate was 0.9% and all securities sold under agreements to repurchase had a maturity date of less than three months.

The composition of other short-term borrowings, which are all due within one year, at December 31, 2008 and 2007, is summarized as follows:

(In thousands)	2008	2007

Term auction facility	$445,000	$—
Federal Home Loan Bank line of credit	59,300	30,000
Federal funds purchased	38,763	150,374
Revolving line of credit	—	17,070

Total	$543,063	$197,444

The Company participated in the Federal Reserve’s temporary Term Auction Facility (TAF) credit program during 2008 and at December 31, 2008 had borrowings of $445,000,000 with a weighted-average interest rate of 0.84%.  The Company did not participate in the TAF in 2007 when the Federal Reserve first implemented the program.  At December 31, 2008, the TAF borrowings were collateralized by loans with a book value of $927,826,000.

The Company has advances and a line of credit from the FHLB with a weighted-average interest rate of 0.65% and 4.67% at December 31, 2008 and 2007, respectively. Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2008 and 2007, the FHLB advances and line of credit were collateralized by loans of $580,006,000 and $541,277,000, respectively.

The Company has approved federal fund purchase lines with 10 banks with an aggregate credit line of $250,000,000 as well as agreements with various companies to transact repurchase agreements based on available collateral. At December 31, 2008, there were no outstanding repurchase agreements with noncustomer third parties.

In August 2007, the Company entered into a credit agreement with a revolving line of credit facility in the aggregate principal sum of up to $30,000,000 that bears interest at a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.15% and expiring at July 31, 2008.  The agreement was amended in July 2008, increasing the spread to 1.35% and extending the term to July 30, 2009, at which time any outstanding amounts are due and payable.  The credit facility is secured by a first priority security interest in 100% of the outstanding common stock of the Bank.  At December 31, 2008, there was no amount outstanding on the revolving line. The Company pays a commitment fee of 0.25% on the unused portion of the line of credit.

The terms of the credit agreement contain covenants that require the Company to maintain certain financial ratios, including: maintaining a well-capitalized status at the Bank; maintaining an adequately capitalized status for the Company; maintaining a minimum return on asset ratio; and not exceeding a maximum non-performing asset to total loans ratio.  At December 31, 2008, the Company was in default on the minimum return on asset ratio and the maximum non-performing asset to total loans ratio.  Pursuant to the terms of the credit agreement, these events of default provide the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement is terminated.  The Company has not been notified by the lender that the credit agreement has been canceled due to the events of default.

9.        LONG-TERM DEBT

Outstanding subordinated debentures at December 31, 2008 and 2007 is summarized as follows:

(In thousands)	2008	2007	Interest Rate	Maturity Date	Earliest Call Date

Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR+ 2.95%	September 17, 2033	March 17, 2009
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR+ 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR+ 1.45%	September 30, 2035	September 30, 2010
Total junior subordinated debentures:	72,166	72,166

Other long-term debt:
Subordinated notes payable	20,984	—	Fixed 9.00%	August 18, 2018	August 18, 2013

Total long-term debt	$93,150	$72,166

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, formed under the laws of the State of Connecticut (the Statutory Trust). The Statutory Trust issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Statutory Trust for $619,000. The Statutory Trust invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17 and December 17. The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to any quarterly distribution date, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals) and notice is given at least 30 and not more than 60 days prior to the redemption date.

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, formed under the laws of the State of Delaware (the Capital Trust II). The Capital Trust II issued $30,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust II for $928,000. The Capital Trust II invested the proceeds thereof in $30,928,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed on July 23, 2034, which may be shortened to a date not earlier than July 23, 2009, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, formed under the laws of the State of Delaware (the Capital Trust III). The Capital Trust III issued $20,000,000 of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $619,000. The Capital Trust III invested the proceeds thereof in $20,619,000 of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30 and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed on September 30, 2035, which may be shortened to a date not earlier than September 30, 2010, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70,000,000 in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2008. On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, new quantitative limits become effective March 31, 2009 where the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions.

The Company completed a private placement of $20,984,000 of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008.  The notes will mature in 2018, 10 years after the initial issue date (August 18, 2008).  The notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2008, $3,550,000 in Notes and $27,000 in accrued interest, respectively, were owed to related parties.

10.            DERIVATIVES

Asset/Liability Management Hedges — As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest-rate fluctuations on the Company’s net interest margin.

SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As required by SFAS 133, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. In order to qualify for hedge accounting, the Company must comply with detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness must be assessed at inception and periodically throughout the life of each hedging relationship.

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s interest income and to reduce asset sensitivity. To accomplish this objective, the Company uses interest-rate swaps as part of its cash flow hedging strategy. Under the interest-rate swap agreements, the Company receives a fixed-rate and pays a variable-rate based on the prime rate (Prime) over the life of the agreements without exchange of the underlying principal amount. For accounting purposes, these swaps are designated as hedging the overall changes in cash flows related to portfolios of the Company’s Prime-based loans. Specifically, the Company has designated as the hedged transactions the first Prime-based interest payments received by the Company each calendar month during the term of the swaps that, in the aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the swaps.

Based on the Company’s ongoing assessments, including at inception of the hedging relationship, it is probable that there will be sufficient Prime-based interest receipts through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative Method” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each quarter. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statements of income and comprehensive income as part of noninterest income.

Prepayments in the hedged loan portfolios are accounted for consistent with the guidance in Statement 133 Implementation Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Nonbenchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of pre-payable interest-bearing loans using the first-payments-received technique as described above, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.  Proceeds received or paid upon termination of derivative financial instruments qualifying as cash flow hedges are deferred in other comprehensive income and amortized into income over the remaining life of the hedged item.

As described in the table below, at December 31, 2008, derivatives designated as cash flow hedges had a net fair value of $3,586,000. The change in net unrealized gains of $2,465,000 (net of income tax expense of $936,000) in 2008 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The amount of hedge ineffectiveness for cash flow hedges was not material in 2008.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s hedged Prime-based loans. The change in net unrealized gains on cash flow hedges reflects a reclassification of $2,109,000 of net unrealized gains from accumulated other comprehensive income to interest income during 2008. During 2009, the Company estimates that gains of $2,631,000 will be reclassified out of other comprehensive income (loss).

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

Derivatives — Summary Information:

	December 31,
	2008			2007
	Hedged		Estimated	Hedged		Estimated
(In thousands)	Item	Notional	Fair Value	Item	Notional	Fair Value

Asset/liability management hedges:
Cash flow hedge — interest rate swaps	$90,000	$90,000	$3,586	$135,000	$135,000	$1,123

Customer accommodation derivatives:
Interest rate swap		$63,133	$(7,055)		$21,996	$1,104
Reverse interest rate swap		63,133	6,686		21,996	(1,104)

The Company offsets the fair value of derivative instruments covered under master netting arrangements. At December 31, 2008, derivative instruments with a fair value of $6,772,000 were included in the caption “Other assets” and $3,555,000 were included in the caption “Other liabilities” on the consolidated balance sheets.

The weighted-average interest rates for interest-rate swap positions outstanding at December 31, 2008, were as follows:

	Weighted Average
	Interest	Interest
	Rate	Rate
	Received	Paid

Asset/liability hedges	6.9%	3.6%
Customer accommodation derivatives	4.5%	4.5%

Investment securities with an approximate fair value of $2,157,000 and $2,595,000 were pledged to collateralize derivative instruments at December 31, 2008 and 2007, respectively

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions is to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps will be in force for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

(In thousands)
		Fixed	Termination
Hedged item	Notional	Rate	Date

CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

11.            INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2008, 2007, and 2006, are as follows:

(In thousands)	2008	2007	2006

Current tax expense:
Federal tax expense	$8,364	$13,502	$12,955
State tax expense	1,214	1,724	1,490

Total current tax expense	9,578	15,226	14,445

Deferred tax benefit:
Federal tax benefit	(8,445)	(1,322)	(1,004)
State tax benefit	(1,224)	(191)	(142)

Total deferred tax benefit	(9,669)	(1,513)	(1,146)

Total tax expense (benefit)	$(91)	$13,713	$13,299

The primary component of the deferred tax benefit for 2008, 2007, and 2006 is $8,525,000, $826,000 and $586,000, respectively, attributable to timing differences in the allowance for loan and credit losses.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. At December 31, 2008 and 2007, a valuation allowance was not recorded as it is more likely than not that the deferred tax assets will be realized. The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2008 and 2007, are as follows:

(In thousands)	2008	2007

Deferred tax assets:
Allowance for loan and credit losses	$16,361	$7,836
Valuation adjustments of investment securities and OREO	1,449	—
Deferred loan fees	588	1,000
Supplemental executive retirement plan and other accrued liabilities	1,736	1,418
Stock-based compensation	1,000	537
Depreciation on premises and equipment	781	919
Other	91	193

Total deferred tax assets	$22,006	$11,903

Deferred tax liabilities:
Intangible assets	$1,554	$1,396
Deferred initial direct loan costs	1,172	1,092
Prepaid assets	1,022	986
FHLB stock dividends	830	649
Net unrealized gain on investment securities available for sale and derivatives	341	4
Other	154	53

Total deferred tax assets	$5,073	$4,180

Net deferred tax assets	$16,933	$7,723

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2008, 2007, and 2006, is shown below:

(In thousands)	2008	2007	2006

Computed at the statutory rate (35%)	$433	$12,858	$12,644
Increase (decrease) resulting from:
State income taxes — net of federal income tax effect	(6)	1,120	969
Tax exempt interest income on loans and securities	(406)	(327)	(287)
Bank-owned life insurance income	(410)	(345)	(351)
Meals and entertainment	167	168	164
Nondeductible stock-based compensation	104	179	218
Interest deduction disallowance	83	95	99
Other — net	(56)	(35)	(157)

Actual tax provision	$(91)	$13,713	$13,299

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2008 and 2007, no amounts were recognized for tax benefits relating to uncertain tax positions taken during those years.

Penalties and interest are classified as income tax expense when incurred. There were no penalties or interest recognized for the years ended December 31, 2008, 2007, and 2006.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year

United States	2005
Colorado	2004
Arizona	2004

12.               SHAREHOLDERS’ EQUITY

Common Stock — At December 31, 2008 and 2007, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	2008	2007

Exercise and future grants of stock options	3,696,494	2,514,372
Exercise of stock warrants	895,968	—
Issuance pursuant to employee stock plans	36,493	104,467

	4,628,955	2,618,839

Preferred Stock — The Board of Directors is authorized, among other things, to fix the designation and the powers, preferences and relative participating, optional and other special rights for preferred shares.  On December 17, 2008, the Company amended its articles of incorporation, to establish a Series B

Preferred Stock and fix the powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series B Preferred Stock.

On December 19, 2008, as part of the Capital Purchase Program promulgated by the United States Department of the Treasury (the Treasury ) under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008, the Company and the Treasury entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement - Standard Terms (together, the Purchase Agreement), pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $64,450,000, (1) 64,450 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (2) a warrant (the Warrant) to purchase 895,968 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $10.79 per share.  The Warrant was immediately exercisable upon issuance provided that Treasury has agreed not to exercise the warrant for more than 447,984 shares of common stock until the earlier of the date on which the Company has received aggregate gross proceeds from a qualified equity offering of at least $64,450,000 and December 31, 2009.

The Series B Preferred Stock pays cumulative dividends, on February 15, May 15, August 15 and November 15 of each year, at an annual rate of 5% for the first five years and 9% thereafter.  At December 31, 2008, the Company had accrued dividends of $107,000.  The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock.  The American Recovery and Reinvestment Act of 2009 (ARRA) that was signed into law on February 17, 2009 allows for the redemption of the Series B Preferred Stock without limitation if the approval of the Federal Reserve is obtained.

The Series B Preferred Stock ranks senior to common stock in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Company.  A merger, consolidation or sale of all or substantially all of the assets of the Company will not, however, constitute a liquidation, dissolution or winding up of the Company for purposes of the payment of any distribution on the Series B Preferred Stock.

Based on the guidance in Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants, the Company allocated the $64,450,000 in proceeds between the Series B Preferred Stock and the Warrant in accordance with their relative fair values at the time of issuance.  Of the total proceeds, $61,447,000 was allocated to the Series B Preferred Stock and $3,003,000 was allocated to the Warrant.  The $3,003,000 allocated to the Warrant also represents a discount on the Series B Preferred Stock that is being accreted from the date of issue to the fifth anniversary, at which time the rate increases to 9%.

Dividends — At December 31, 2008, the Company’s ability to pay dividends on its common stock, if it determines to do so, was largely dependent upon the payment of dividends by the Bank. At December 31, 2008, the Bank could have paid total dividends to the Company of approximately $56,135,000 without prior regulatory approval.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 — Long Term Debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2008, the Company was not in default on any of the junior subordinated debt issuances.

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividend on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of  1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.

Dividends paid per common share for the years ended December 31, 2008, 2007, and 2006 were $0.28, $0.26 and $0.22, respectively.

Secondary Offering — On January 24, 2007, pursuant to a shelf registration originally filed on December 19, 2006, the Company sold 975,000 shares of common stock at a public offering price of $20.90. In conjunction with the offering, the Company’s Chief Executive Officer and two members of its Board of Directors (Selling Shareholders) sold 2,425,262 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the Selling Shareholders.

Repurchase Program — On July 19, 2007, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to 5% or 1,200,207 shares of its outstanding common stock. The program concluded on November 19, 2007, when all authorized shares had been repurchased. The shares were repurchased at a weighted-average price of $16.72 and a total cost of $20,062,000.

13.               EARNINGS PER COMMON SHARE

Income available to common shareholders and the weighted-average shares outstanding, used in the calculation of Basic and Diluted Earnings Per Share, for the years ended December 31, 2008, 2007 and 2006, are as follows:

(In thousands, except share and per share amounts)	2008	2007	2006

Net Income	$1,328	$23,024	$22,826
Less: preferred stock dividends	(124)	—	—
Net Income available to common shareholders	$1,204	$23,024	$22,826

Weighted average common shares - issued	23,194,504	23,552,075	22,545,964
Less: average nonvested restricted share awards	(112,192)	—	—
Weighted average common shares outstanding - basic	23,082,312	23,552,075	22,545,964
Effect of dilutive nonvested share awards and stock options	172,262	538,193	818,736
Weighted average common shares outstanding - diluted	23,254,574	24,090,268	23,364,700

Basic earnings per common share	$0.05	$0.98	$1.01
Diluted earnings per common share	$0.05	$0.96	$0.98

At December 31, 2008, 2007 and 2006, 1,906,000, 837,706, and 363,824 dilutive securities (options and warrants), respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  All shares of restricted stock are deducted from weighted average common shares outstanding for the computation of basic earnings per share.  Performance based restricted stock awards are included in the dilutive earnings per share calculation at the beginning of the period in which the performance goal was met.

14.               EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Stock Options — The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues new shares upon exercise of a stock option award.

The 1995 Incentive Stock Option Plan (the 1995 Plan) authorizes the issuance of 445,332 shares of Common Stock. One-fourth of the options included under the 1995 Plan vest on each of the first four anniversaries of the grant. Under the 1995 Plan, Incentive Stock Options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. No additional shares under the 1995 Plan are available to be granted.

The 1997 Incentive Stock Option Plan (the 1997 Plan) authorizes the issuance of 227,331 shares at not less than the market value of the Company’s stock at the date of grant. The majority of the options issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. No additional shares under the 1997 Plan are available to be granted.

The 1998 Stock Incentive Plan (the 1998 Plan) authorizes the issuance of 956,250 shares of Common Stock. The exercise price for options granted under the 1998 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant. The 1998 Plan permits the granting of Incentive Stock Options and nonqualified stock options. Options granted under the 1998 Plan have vesting schedules ranging from immediately exercisable to being exercisable four years from the grant date. No additional shares under the 1998 Plan are available to be granted.

The 2002 Equity Incentive Plan (the 2002 Plan) authorizes the issuance of 975,000 shares of Common Stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2002 Plan at December 31, 2008 totaled 94,173.

At the Annual Shareholder Meeting held May 15, 2008, the 2005 Equity Incentive Plan (the 2005 Plan) was amended to increase the authorized shares available under the plan by 1,500,000 shares to 2,750,000 shares.  The 2005 Plan was also amended to increase the shares available for restricted stock awards by 250,000 shares to 500,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the Common Stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant at December 31, 2008, totaled 1,314,849.

During 2008, 2007, and 2006, the Company recognized compensation expense, net of estimated forfeitures, of $1,762,000, $1,524,000, and $1,140,000, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.

SFAS 123(R) requires the Company to select a valuation technique that meets the measurement criteria set forth in the standard. Valuation techniques that meet the criteria for estimating the fair values of employee stock options include a lattice model and a closed-form model (for example, the Black-Scholes formula). The Company is currently using the Black-Scholes model to estimate the fair value of stock options.  Restricted stock awards fair values are based on the closing price of the Company stock on the award date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model (the Model). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company stock price at the time of grant. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2008, 2007, and 2006:

	2008			2007			2006
	Weighted	Range		Weighted	Range		Weighted	Range
	Average	Low	High	Average	Low	High	Average	Low	High
Risk-free interest rate	2.91%	1.11%	3.46%	4.50%	2.91%	4.94%	4.90%	4.35%	5.12%
Expected dividend yield	2.34%	1.88%	3.76%	1.32%	1.09%	1.81%	1.01%	0.85%	1.09%
Expected volatility	33.73%	29.37%	54.26%	28.14%	26.53%	29.12%	30.81%	27.90%	33.88%
Expected life (years)	4.1			4.0			3.5

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2008, 2007, and 2006, is as follows:

	2008		2007		2006
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding — beginning	2,201,722	$14.85	2,137,626	$12.84	2,203,184	$10.54
Granted	368,794	12.28	481,751	19.53	342,001	21.47
Exercised	98,532	6.51	369,386	8.76	339,277	5.66
Forfeited	184,512	16.46	48,269	19.50	68,282	17.40

Outstanding — ending	2,287,472	$14.66	2,201,722	$14.85	2,137,626	$12.84

Exercisable — ending	1,619,517	$13.92	1,419,800	$12.14	1,520,230	$10.27

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Nonvested — beginning	2,000	$21.07	—	$—	—	$—
Granted	220,500	6.87	2,000	21	—	—
Vested	400	21.07	—	—	—	—
Forfeited	5,000	6.87	—	—	—	—

Nonvested — ending	217,100	$6.97	2,000	$21.07	—	$—

There were 2,253,280 options vested or expected to vest with a weighted-average price of $14.65 at December 31, 2008. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 4.3, 4.2 and 3.7 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the period was $828,000, $827,000, and $811,000, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $2.57, $4.57 and $4.96, respectively. The total intrinsic value of options exercised during years ended December 31, 2008, 2007, and 2006 was $560,000, $3,841,000, and $5,093,000, respectively.

At December 31, 2008, there was $3,224,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.

At December 31, 2008, a summary of the Company’s stock options outstanding are as follows:

	Options outstanding			Options exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price

$4.58 - $9.35	388,682	$7.61	1.8	380,182	$7.61
$9.61 - $12.00	502,745	11.12	3.8	478,995	11.14
$12.01 - $13.93	410,240	12.88	5.9	133,389	13.63
$13.99 - $19.81	408,750	18.52	4.6	324,363	18.81
$19.82 - $21.65	548,488	20.93	4.9	282,985	21.02
$21.70 - $23.35	28,567	22.90	4.5	19,603	22.90

	2,287,472	$14.66	4.3	1,619,517	$13.92

Employee Stock Purchase Plan — In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (ESPP), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years ended December 31, 2008, 2007, and 2006. The Company has reserved 36,493 shares for issuance under the terms of the ESPP at December 31, 2008. The ESPP is administered by a committee of two or more directors who are not employees or officers of the Company and are appointed by the Board of Directors. During the years ended December 31, 2008, 2007, and 2006, 67,974, 47,278, and 36,901 shares, respectively, were issued.

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan. Employer contributions charged to expense for the years ended December 31, 2008, 2007, and 2006, were $1,953,000, $1,724,000, and $1,428,000, respectively and are included in the consolidated statements of income and comprehensive income under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after ten years of service and are paid as a monthly benefit for a ten-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.  At December 31, 2008, all participants were fully vested.  At December 31, 2008 and 2007, the Company had accrued $2,834,000 and $2,119,000, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

15.               COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2008, 2007, and 2006, was $5,065,000, $4,415,000, and $4,273,000, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2008, one director has a remaining interest in the building. Additionally, two bank branches are leased from entities controlled by a director of the Company. Rent payments for the related party leases for the years ended December 31, 2008, 2007, and 2006, were $2,018,000, $1,907,000, and $1,738,000, respectively.  At December 31, 2008 and 2007, the Company owed $199,000 and $108,000, respectively, to entities controlled by the related party that is included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

Future minimum lease payments at December 31, 2008, under all noncancelable operating leases are as follows:

December 31,	(In thousands)

2009	$5,358
2010	4,404
2011	4,263
2012	3,803
2013	3,009
Thereafter	7,551

Total	$28,388

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2008:

(In thousands)

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$582,739

Commitments to originate consumer loans — personal lines of credit and equity lines	$41,820

Overdraft protection plans	$14,343

Letters of credit	$54,608

Unfunded commitments for unconsolidated investments	$2,180

Company guarantees	$1,673

Commitments to Originate — The Company makes contractual commitments to extend credit and provide standby letters of credit, which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. These commitments are not held for sale. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as it does for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $10,000,000 in limited partnership interests of four entities, of which $2,180,000 is unfunded at December 31, 2008. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt and merchant processing transactions for certain customers.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2008, the Company held 69,792 shares of Federal Reserve Bank stock with a fair value of

$3,490,000 (par value of $50).   This investment represents 50% of the subscription amount due to the Federal Reserve to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $3,490,000 due to the Federal Reserve Bank may be callable at their discretion.

Employment Contracts — Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control, a payment is required.  However, the ARRA prohibits the payment of golden parachutes to certain executive officers, which may prohibit payments of severance payments.

Indemnification Agreements — We are subject to certain indemnification obligations in conjunction with agreements signed with officers and directors of the Company.  The Indemnification Agreements require the Company to indemnify against judgments, fines, penalties and amounts paid in settlements incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company.  To the extent the Company maintains an insurance policy or policies providing directors’ and officers’ liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any director or officer of the Company.  However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage.  The rights of the Indemnitee under the Indemnification Agreement are in addition to any rights the Indemnitee may have under the Company’s articles of incorporation or bylaws.  While the likelihood is remote, performance under these indemnifications could materially affect net income in a particular quarter or annual period.

Other Matters — The Company is involved in various lawsuits which have arisen in the normal course of business. It is management’s opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition or results of operations of the Company.

16.               REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total  Capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2008 and 2007, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2008, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2008 and 2007:

2008	Holding
(In thousands)	Company	Bank
Shareholders’ equity/ GAAP capital	$252,099	$227,725
Disallowed goodwill and other intangibles	(50,196)	(3,365)
Unrealized loss on available for sale securities	1,668	1,668
Accumulated net gains on cash flow hedges	(2,223)	(2,223)
Subordinated debentures	70,000	—
Other deductions	(298)	—
Tier I regulatory capital	$271,050	$223,805

Subordinated debentures	20,984	—
Allowance for loan losses	27,760	27,532
Total risk-based regulatory capital	$319,794	$251,337

	Holding Company
	Risk-based		Leverage
(In thousands)	Tier I	Total Capital	Tier I
Regulatory capital	$271,050	$319,794	$271,050
Minimum capital requirement	88,217	176,433	104,584
Regulatory capital - excess	$182,833	$143,361	$166,466
Capital ratios	12.3%	14.5%	10.4%
Minimum capital requirement	4.0%	8.0%	4.0%
Well capitalized requirement	N/A	N/A	N/A

	Bank
	Risk-based		Leverage
(In thousands)	Tier I	Total Capital	Tier I
Regulatory capital	$223,805	$251,337	$223,805
Minimum capital requirement	87,480	174,960	103,995
Regulatory capital - excess	$136,325	$76,377	$119,810
Capital ratios	10.2%	11.5%	8.6%
Minimum capital requirement	4.0%	8.0%	4.0%
Well capitalized requirement	6.0%	10.0%	4.0%

2007	Holding
(In thousands)	Company	Bank
Shareholders’ equity/ GAAP capital	$189,270	$224,560
Disallowed goodwill and other intangibles	(45,497)	(3,365)
Unrealized loss on available for sale securities	690	690
Accumulated net gains on cash flow hedges	(696)	(696)
Subordinated debentures	63,088	—
Minority interests in consolidated subsidiaries	1,663	—
Other deductions	(261)	—
Tier I regulatory capital	$208,257	$221,189

Subordinated debentures	6,912	—
Allowance for loan losses	20,620	20,620
Total risk-based regulatory capital	$235,789	$241,809

	Holding Company
	Risk-based		Leverage
(In thousands)	Tier I	Total Capital	Tier I
Regulatory capital	$208,257	$235,789	$208,257
Minimum capital requirement	88,254	176,507	91,294
Regulatory capital - excess	$120,003	$59,282	$116,963
Capital ratios	9.4%	10.7%	9.1%
Minimum capital requirement	4.0%	8.0%	4.0%
Well capitalized requirement	N/A	N/A	N/A

	Bank
	Risk-based		Leverage
(In thousands)	Tier I	Total Capital	Tier I
Regulatory capital	$221,189	$241,809	$221,189
Minimum capital requirement	86,152	172,304	91,011
Regulatory capital - excess	$135,037	$69,505	$130,178
Capital ratios	10.3%	11.2%	9.7%
Minimum capital requirement	4.0%	8.0%	4.0%
Well capitalized requirement	6.0%	10.0%	5.0%

17.               COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from nonowner sources, and are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains (losses) on available for sale securities and derivatives, net of tax for the years ended December 31, 2008, 2007, and 2006:

(In thousands)	2008	2007	2006

Other comprehensive income — before tax:
Unrealized (loss) gain on available for sale securities — net of reclassification to operations of $(1,657), $(494), and $(1,766)	$(1,579)	$1,320	$4,223
Unrealized gain on derivative securities — net of reclassification to operations of $2,109, $(1,436), and $(2,093)	2,465	2,906	1,036
Tax expense related to items of other comprehensive income	(337)	(1,606)	(1,998)

Other comprehensive income — net of tax	$549	$2,620	$3,261

18.               FAIR VALUE MEASUREMENTS

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

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined using assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Available for sale securities — At December 31, 2008, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, corporate debt securities and trust preferred securities.  The fair value of the majority of MBS, obligations of states and political subdivisions and corporate debt securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes.  As the private label MBS market has become increasingly illiquid, these security valuations are more often based on modeling techniques and not observable trades.  Accordingly, the Company has assessed the input level and has reported the private label MBS as a Level 3 input.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.  At December 31, 2008, the Company recognized an OTTI of $1,657,000 on two securities, which are recognized at fair value on a recurring basis.  The OTTI included a $1,279,000 write down resulting from an increase in the credit risk associated with a single issuer trust preferred security.  Also included in the OTTI is a write down of $378,000 on a FNMA perpetual preferred security.  The OTTI is included as a component of “loss on sale of other assets and securities” in the consolidated statements of income and comprehensive income.

Derivative financial instruments — Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates and discount rates.   The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds, by adjusting the fair value of its derivative contracts for the effect of nonperformance risk.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at December 31, 2008.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(In thousands)	Balance at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Available for sale securities:
Mortgage-backed securities	$437,812	$—	$434,103	$3,709
Trust preferred securities	22,750	22,750	—	—
Corporate debt securities	13,429	—	13,429	—
Obligations of states and political subdivisions	2,515	—	2,515	—
Total available for sale securities	$476,506	$22,750	$450,047	$3,709

Derivatives:
Cash flow hedge - interest rate swap	$3,586	$—	$3,586	$—
Reverse interest rate swap	6,686	—	6,686	—
Total derivative assets	$10,272	$—	$10,272	$—

Liabilities
Derivatives
Interest rate swap	$7,055	$—	$7,055	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(In thousands)	Investment securities available for sale
Balance at December 31, 2007	$—
Transfers into Level 3	7,911
Unrealized loss included in comprehensive income	(4,202)
Balance at December 31, 2008	$3,709

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
(In thousands)	Balance at December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans (impaired)	$35,683	$—	$27,448	$8,235

The Company recorded an allowance for loan losses of $6,274,000 on impaired loans of $39,786,000 at December 31, 2008.

The following table includes the estimated fair value of the Company’s financial instruments made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities disclosed in accordance with SFAS 107 are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2008 and 2007.

	2008		2007
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$45,489	$45,489	$49,626	$49,626
Investment securities available for sale	479,197	476,506	379,677	378,565
Investment securities held to maturity	376	374	470	473
Other investments	23,566	23,566	16,628	16,628
Loans — net	1,988,402	2,044,024	1,826,283	1,841,732
Other real estate owned	5,941	5,941	—	—
Accrued interest receivable	8,617	8,617	10,201	10,201
Interest rate swap	6,772	6,772	1,341	1,341
Bank-owned life insurance	30,718	30,718	29,546	29,546

Financial liabilities:
Deposits	1,639,031	1,641,555	1,742,689	1,743,390
Other short-term borrowings	543,063	543,063	197,444	197,444
Securities sold under agreements to repurchase	133,478	131,463	168,336	164,615
Accrued interest payable	1,614	1,614	3,160	3,160
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	24,649	—	—
Interest rate swap	3,555	3,555	218	218

The estimation methodologies utilized by the Company are summarized as follows:

Cash and Cash Equivalents — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

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

Other Real Estate Owned (OREO) — OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.

Accrued Interest Receivable/Payable — The carrying amount of accrued interest receivable/payable is a reasonable estimate of fair value due to the short-term nature of these amounts.

Bank-Owned Life Insurance — The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies.

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Nonmaturity deposits are reflected at their carrying value.

Short-Term Borrowings — The estimated fair value of variable-rate short-term borrowings approximates their carrying value.

Securities Sold Under Agreements to Repurchase — Estimated fair value is based on discounting cash flows for comparable instruments.

Junior Subordinated Debentures — The estimated fair value of junior subordinated debentures approximates their carrying value.

Subordinated Notes Payable — The estimated fair value of subordinated notes payable is based on discounting cash flows for comparable instruments.

Commitments to Extend Credit and Standby Letters of Credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The investment advisory and trust segment consists of the operations of ACMG, Wagner and CoBiz Trust. ACMG and Wagner are SEC-registered investment management firms that manage stock and bond portfolios for individuals and institutions. CoBiz Trust offers wealth management and investment advisory services, fiduciary services, and estate administration services.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

For the year ended			Investment		Corporate
December 31, 2008	Commercial	Investment	Advisory		Support and
(In thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income statement:
Total interest income	$144,736	$38	$3	$4	$127	$144,908
Total interest expense	43,988	—	8	11	5,550	49,557
Provision for loan losses	39,796	—	—	—	—	39,796
Noninterest income	8,785	5,055	6,345	15,113	101	35,399
Noninterest expense	33,098	5,117	6,223	14,090	31,189	89,717
Management fees and allocations	26,889	265	518	652	(28,324)	—
Provision for income taxes	3,075	(99)	(113)	187	(3,141)	(91)
Net income (loss)	6,675	(190)	(288)	177	(5,046)	1,328

Depreciation and amortization	2,919	827	72	255	82	4,155
Capital expenditures	3,497	32	61	119	28	3,737

At December 31, 2008 — Identifiable assets	$2,629,082	$6,670	$9,025	$28,706	$10,792	$2,684,275

For the year ended			Investment		Corporate
December 31, 2007	Commercial	Investment	Advisory		Support and
(In thousands)	Banking	Banking	and Trust	Insurance	other	Consolidated

Income statement
Total interest income	$154,211	$129	$2	$5	$163	$154,510
Total interest expense	60,756	—	—	4	5,851	66,611
Provision for loan losses	3,965	—	—	—	(29)	3,936
Noninterest income	7,398	6,681	4,763	9,397	50	28,289
Noninterest expense	28,444	5,949	4,335	9,497	27,290	75,515
Management fees and allocations	23,045	321	402	703	(24,471)	—
Provision for income taxes	16,710	218	45	(260)	(3,000)	13,713
Net income	28,689	322	(17)	(542)	(5,428)	23,024

Depreciation and amortization	2,769	63	150	662	98	3,742
Capital expenditures	3,039	95	18	32	1	3,185

At December 31, 2007 Identifiable assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

For the year ended			Investment		Corporate
December 31, 2006	Commercial	Investment	Advisory		Support and
(In thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income statement:
Total interest income	$136,119	$95	$23	$13	$194	$136,444
Total interest expense	51,575	—	—	4	5,436	57,015
Provision for loan losses	1,394	—	—	—	(52)	1,342
Noninterest income	6,225	6,214	4,141	13,094	291	29,965
Noninterest expense	20,701	5,129	3,571	11,450	31,076	71,927
Management fees and allocations	27,571	271	310	548	(28,700)	—
Provision for income taxes	15,015	366	122	469	(2,673)	13,299
Net income (loss)	26,088	543	161	636	(4,602)	22,826

Depreciation and amortization	3,033	45	139	644	107	3,968
Capital expenditures	2,493	63	170	565	74	3,365

At December 31, 2006 — Identifiable assets	$2,071,416	$9,369	$6,131	$22,436	$3,071	$2,112,423

20.            CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

(In thousands)	2008	2007

Condensed Statements of Condition

Assets:
Cash on deposit at subsidiary bank	$54,966	$505
Investment in subsidiaries	278,325	267,752
Accounts receivable from subsidiaries	5,075	8,235
Other	13,571	7,667

Total	$351,937	$284,159

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable to subsidiaries	$60	$154
Long-term debt	93,150	72,166
Other short-term borrowings	—	17,070
Other liabilities	6,628	5,499

Total liabilities	99,838	94,889

Shareholders’ equity	252,099	189,270

Total	$351,937	$284,159

(In thousands)	2008	2007	2006

Condensed Statements of Income

Income:
Management fees	$4,583	$4,495	$4,289
Interest income	151	180	178
Other income	125	73	295

Total income	4,859	4,748	4,762

Expenses:
Salaries and employee benefits	4,836	4,680	4,540
Interest expense	5,575	5,863	5,454
Other expense	2,629	2,436	2,068

Total expenses	13,040	12,979	12,062

Net loss before income taxes	(8,181)	(8,231)	(7,300)

Income tax benefit	3,135	2,982	2,703

Net loss before equity in undistributed earnings of subsidiaries	(5,046)	(5,249)	(4,597)

Equity in undistributed earnings of subsidiaries	6,374	28,273	27,423

Net income	$1,328	$23,024	$22,826

(In thousands)	2008	2007	2006

Condensed Statements of Cash Flow

Cash flows from operating activities:
Net income	$1,328	$23,024	$22,826
Equity in undistributed earnings of subsidiaries	(6,374)	(28,273)	(27,423)
Stock-based compensation	339	291	1,140
Excess tax benefit from stock-based compensation	(159)	(1,060)	(905)
Change in other assets and liabilities	(4,965)	1,313	1,167

Net cash used in operating activities	(9,831)	(4,705)	(3,195)

Cash flows from investing activities:
Net cash paid in earn-outs	—	(438)	(206)
Net cash paid for Wagner acquisition	—	(2,037)	—
Net cash paid for BDA acquisition	(6,781)	—	—
Net advances (repayments) to subsidiaries	7,971	(7,996)	(6,283)
Other		8	(56)

Net cash provided by (used in) investing activities	1,190	(10,463)	(6,545)

Cash flows from financing activities:
Net increase (decrease) from other short-term borrowings	(17,070)	17,070
Proceeds from issuance of common stock-net	1,245	23,095	2,650
Payments to repurchase common stock-net	—	(20,062)	—
Proceeds from the issuance subordinated promissory notes-net	20,900	—	—
Proceeds from issuance of Preferred Stock-net	64,398	—	—
Dividends	(6,613)	(6,173)	(4,960)
Excess tax benefit from stock-based compensation	159	1,060	905
Other	83	1	—

Net cash provided by (used in) financing activities	63,102	14,991	(1,405)

Net increase (decrease) in cash and cash equivalents	54,461	(177)	(11,145)

Cash and cash equivalents — beginning of year	505	682	11,827

Cash and cash equivalents — end of year	$54,966	$505	$682

21.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years:

(In thousands, except per share amounts)	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Interest income	$35,820	$36,052	$35,639	$37,397	$40,164	$39,703	$38,286	$36,357
Interest expense	10,181	11,814	12,143	15,419	17,275	17,413	16,581	15,342
Net interest income	25,639	24,238	23,496	21,978	22,889	22,290	21,705	21,015
Net income	(8,613)	4,163	4,183	1,595	5,474	6,007	5,660	5,883

Earnings per common share—basic	$(0.38)	$0.18	$0.18	$0.07	$0.24	$0.25	$0.24	$0.25

Earnings per common share—diluted	$(0.38)	$0.18	$0.18	$0.07	$0.23	$0.25	$0.24	$0.24

The net loss in the quarter ended December 31, 2008 was primarily caused by an increase in the provision for loan losses that totaled $23,444,000.

******