Form 10-Q
period 2009-03-31
COBIZ FINANCIAL INC
filed 2009-05-11
CIK 1028734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 23,418,580 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at May 8, 2009.

Item 1.  Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2009	2008
Assets
Cash and due from banks	$51,730	$35,857
Interest-bearing deposits and federal funds sold	4,919	9,632
Total cash and cash equivalents	56,649	45,489
Investments:
Investment securities available for sale (cost of $466,815 and $479,197, respectively)	466,769	476,506
Investment securities held to maturity (fair value of $371 and $374, respectively)	368	376
Other investments - at cost	16,085	23,566
Total investments	483,222	500,448
Loans held for sale	3,100	—
Loans, net of allowance for loan losses of $63,361 and $42,851, respectively	1,952,989	1,988,402
Goodwill	12,463	46,160
Intangible assets, net of amortization of $3,404 and $3,235, respectively	5,415	5,704
Bank-owned life insurance	31,006	30,718
Premises and equipment, net of depreciation of $24,834 and $24,139, respectively	9,190	9,154
Accrued interest receivable	9,156	8,617
Deferred income taxes	26,151	16,933
Other	34,582	32,650
TOTAL ASSETS	$2,623,923	$2,684,275

Liabilities
Deposits
Demand	452,124	453,731
NOW and money market	520,605	565,948
Savings	9,560	9,274
Eurodollar	100,249	88,025
Certificates of deposits	593,944	522,053
Total deposits	1,676,482	1,639,031
Securities sold under agreements to repurchase	129,195	133,478
Other short-term borrowings	498,807	543,063
Accrued interest and other liabilities	21,753	21,469
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	$2,419,387	$2,430,191

Commitments and contingencies

Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 23,420,930 and 23,374,762 issued and outstanding, respectively	232	232
Additional paid-in capital	165,185	164,484
Retained earnings	37,078	86,827
Accumulated other comprehensive income, net of income tax of $340 and $341, respectively	553	555
TOTAL SHAREHOLDERS’ EQUITY	203,049	252,099
Noncontrolling interest	1,487	1,985
TOTAL EQUITY	204,536	254,084
TOTAL LIABILITIES AND EQUITY	$2,623,923	$2,684,275

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
INTEREST INCOME:
Interest and fees on loans	$27,171	$32,275
Interest and dividends on investment securities:
Taxable securities	6,206	4,808
Nontaxable securities	25	31
Dividends on securities	105	177
Federal funds sold and other	27	106
Total interest income	33,534	37,397
INTEREST EXPENSE:
Interest on deposits	4,937	11,538
Interest on short-term borrowings and securities sold under agreement to repurchase	778	2,630
Interest on subordinated debentures	1,240	1,251
Total interest expense	6,955	15,419
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,579	21,978
Provision for loan losses	33,747	5,031
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(7,168)	16,947
NONINTEREST INCOME:
Service charges	1,177	939
Investment advisory and trust income	1,224	1,676
Insurance income	3,384	3,623
Investment banking income	104	293
Other income	232	1,160
Total noninterest income	6,121	7,691
NONINTEREST EXPENSE:
Salaries and employee benefits	14,245	14,973
Occupancy expenses, premises and equipment	3,274	3,137
Amortization of intangibles	169	204
Other	4,584	3,540
Impairment of goodwill	33,697	—
Loss on securities, other assets and other real estate owned	1,359	51
Total noninterest expense	57,328	21,905
INCOME (LOSS) BEFORE INCOME TAXES	(58,375)	2,733
Provision (benefit) for income taxes	(10,928)	870
NET INCOME (LOSS)	(47,447)	1,863
Less: Net (income) loss attributable to noncontrolling interest	498	(268)
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(46,949)	$1,595

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(2)	1,881
COMPREHENSIVE INCOME (LOSS)	$(46,951)	$3,476

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(2.07)	$0.07
Diluted	$(2.07)	$0.07

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,447)	$1,863
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	117	163
Depreciation and amortization	1,095	1,090
Amortization of net loan fees	(342)	(713)
Provision for loan and credit losses	33,897	5,031
Stock-based compensation	407	423
Federal Home Loan Bank stock dividend	(52)	(125)
Deferred income taxes	(9,404)	(1,465)
Excess tax benefits from stock-based compensation	(3)	(55)
Increase in cash surrender value of bank owned life insurance	(287)	(264)
Supplemental executive retirement plan	85	220
Impairment of goodwill	33,697	—
Loss on sale/write-down of premises and equipment, investment securities and OREO	1,359	51
Other operating activities, net	526	(314)
Changes in operating assets and liabilities:
Accrued interest receivable	(539)	1,080
Other assets	(531)	(1,643)
Accrued interest and other liabilities	(1,644)	(4,188)

Net cash provided by operating activities	10,934	1,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(344)	—
Proceeds from other investments	7,983	—
Purchase of investment securities available for sale	(8,995)	(70,340)
Maturities of investment securities held to maturity	8	20
Maturities of investment securities available for sale	19,963	56,515
Purchase of Bernard Dietrich and Associates	(375)	(6,781)
Proceeds from sale of other real estate owned	2,702	—
Loan originations and repayments, net	(6,691)	(29,979)
Purchase of premises and equipment	(966)	(563)
Other investing activities, net	2	—

Net cash provided (used) by investing activities	13,287	(51,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	(34,440)	77,151
Net increase (decrease) in certificates of deposits	71,888	(38,464)
Net increase (decrease) in short term borrowings	(44,256)	37,299
Net decrease in securities sold under agreements to repurchase	(4,283)	(16,656)
Proceeds from issuance of common stock	210	516
Dividends paid on common stock	(1,638)	(1,611)
Dividends paid on preferred stock	(502)	—
Excess tax benefits from stock-based compensation	3	55
Other financing activities, net	(43)	(47)

Net cash provided (used) by financing activities	(13,061)	58,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,160	8,269
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,489	49,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,649	$57,895

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

		Cobiz Financial Inc. Shareholders
		Preferred Stock		Common Stock		Additional		Comprehensive
		Shares		Shares		Paid-In	Retained	Income	Noncontrolling
(in thousands, except per share amounts)	Total	Issued	Amount	Issued	Amount	Capital	Earnings	(Loss)	Interest

BALANCE — December 31, 2007	$190,933	—	$—	22,992,756	$230	$96,906	$92,128	$6	$1,663

Cumulative effect adjustment pursuant to the adoption of EITF 06-4	(16)	—	—	—	—	—	(16)	—
Options exercised	344	—	—	48,365	1	343	—	—
Employee stock purchase plan	173	—	—	14,780	—	173	—	—
Stock-based compensation expense	423	—	—	—	—	423	—	—
Dividends paid-common ($0.07 per share)	(1,611)	—	—	—	—	—	(1,611)	—
Distribution to noncontrolling interest	(47)								(47)
Tax benefit from stock-based compensation	54	—	—	—	—	54	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $(1,154)	1,882	—	—	—	—	—	—	1,882
Net income	1,863	—	—	—	—	—	1,595	—	268
BALANCE — March 31, 2008	$193,998	—	$—	23,055,901	$231	$97,899	$92,096	$1,888	$1,884

BALANCE — December 31, 2008	$254,084	64,450	$1	23,374,762	$232	$164,484	$86,827	$555	$1,985

Options exercised	147	—	—	22,125	—	147	—	—
Employee stock purchase plan	63	—	—	13,343	—	63	—	—
Restricted stock awards, net of forfeitures	—	—		10,700	—	—	—	—
Stock-based compensation expense	407	—		—	—	407	—	—
Dividends declared-common ($0.08 per share)	(1,870)	—	—	—	—	—	(1,870)	—
Dividends paid/accumulated-preferred stock
(5% on $1,000 per share liquidation value)	(806)	—				124	(930)	—
Tax benefit from stock-based compensation	3	—	—	—	—	3	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $1	(2)	—	—	—	—	—	—	(2)
Net loss	(47,447)	—	—	—	—	—	(46,949)	—	(498)
Other	(43)	—	—	—	—	(43)	—	—
BALANCE — March 31, 2009	$204,536	64,450	$1	23,420,930	$232	$165,185	$37,078	$553	$1,487

See notes to Condensed Consolidated Financial Statements.

CoBiz Financial Inc. and Subsidiaries

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and eight in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner supplements the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

2.           Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (SFAS 141R). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements but may have a significant impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  Upon adoption, the Company reclassified a noncontrolling interest totaling $2.0 million from “Accrued interest and other liabilities” on the condensed consolidated balance sheets to equity.  Prior balances have also been adjusted to conform to the current year presentation, as follows:

	As	As
	reported at	adjusted for
(in thousands)	December 31, 2007	SFAS 160
Accrued interest and other liabilities	$21,107	$19,444
Total equity	189,270	190,933

	As	As
	reported at	adjusted for
(in thousands)	December 31, 2008	SFAS 160
Accrued interest and other liabilities	$23,454	$21,469
Total equity	252,099	254,084

	As
	Reported for the	As
	three months ended	adjusted for
(in thousands)	March 31, 2008	SFAS 160
Accrued interest and other liabilities	$17,189	$15,305
Total equity	192,114	193,998
Total noninterest income	7,423	7,691

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the required disclosures under SFAS 133 in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application allowed.  See Note 6 for additional discussion on the adoption of SFAS 161.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents.  The FSP is effective for fiscal years beginning after December 15, 2008 and early application is prohibited. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.  See Note 3 for additional discussion on the adoption of EITF 03-6-1.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF No. 99-20. FSP EITF 99-20-1 amends the impairment guidance in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other than temporary impairment has occurred.  Furthermore, FSP EITF 99-20-1 emphasizes the objective of an other-than temporary impairment (OTTI) assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  Retrospective application to a prior interim or annual period is not permitted.  The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP FAS 157-4 requires disclosure of a change in valuation technique.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the impact, if any, FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than Temporary Impairments.    FSP FAS 115-2 and FAS 124-2 amends OTTI guidance in U.S. GAAP for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  Existing recognition and measurement guidance related to OTTI of equity securities is not amended by this FSP.  FSP FAS 115-2 and FAS 124-2 amends the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total OTTI in the statement of earnings with an offset for the amount recognized in other comprehensive income.  Upon adoption of FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt only if FSP FAS 157-4 is early adopted.  The Company is evaluating the impact, if any, FSP FAS 115 and FAS 124-2 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements.  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Also, this FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if early adoption is elected for FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The Company is evaluating the impact, if any, FSP FAS 107-1 and APB 28-1 will have on its consolidated financial statements.

3.                                      Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in SFAS 128, Earnings Per Share.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients of the awards receive non-forfeitable dividends at the same rate as holders of the Company’s common stock.  However, the impact of these shares are not included in the common shareholder basic loss per share for the period ended March 31, 2009 because of the net loss in that period which would be anti-dilutive.  The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
(in thousands, except share amounts)	2009	2008

Net income (loss)	$(46,949)	$1,595
Preferred stock dividends	(930)	—
Net income (loss) available to common shareholders	$(47,879)	$1,595

Distributed earnings (1)	—	—
Undistributed earnings	(47,879)	1,595
Earnings (loss) allocated to common stock	$(47,879)	$1,595

(1) Dividends paid during the three months ended March 31, 2009 and 2008 were not considered current period distributions.

Weighted average common shares - issued	23,400,493	23,019,096
Average nonvested restricted share awards	(226,487)	(1,789)
Weighted average common shares outstanding - basic	23,174,006	23,017,307
Effect of dilutive stock options outstanding	—	263,607
Weighted average common shares outstanding - diluted	23,174,006	23,280,914

Basic earnings per share	$(2.07)	$0.07
Diluted earnings per share	$(2.07)	$0.07
Dividends declared per share	$0.08	$0.07

For the three months ended March 31, 2009 and 2008, 3,116,733 and 1,230,591 share-based awards, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended March 31,
(in thousands)	2009	2008

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $1,297 and $51, respectively	$2,645	$1,560

Unrealized gain (loss) on derivative securities, net of reclassification to operations of $826 and $314 respectively	(2,648)	1,475

Tax benefit (expense) related to items of other comprehensive income	1	(1,154)
Other comprehensive income (loss), net of tax	$(2)	$1,881

5.                                      Goodwill and Intangible Assets

Pursuant to SFAS 142 — Goodwill and Other Intangible Assets, the Company performs goodwill impairment testing on an annual basis and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When conducting the goodwill impairment analysis, the fair values of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  The average market price of the Company’s common share was $5.76 for the three months ended March 31, 2009 compared to $10.39 during the three months ended December 31, 2008.  Due to the significant decline in the market price during the current period and continued uncertainty surrounding the economy, the Company concluded that a triggering event had occurred that required an impairment test at March 31, 2009.

Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities.

As part of the step one process for evaluating goodwill, with the assistance of a third-party valuation consultant, the Company determined that the fair value of each of its reporting units was less than their carrying amounts.  The fair value of the reporting units is estimated using a combination of market multiples of comparable entities, including recent transactions, and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models utilize variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

In step two, the Company has preliminarily allocated the fair values determined in step 1 to each of the reporting units’ assets and liabilities, including unrecognized intangible assets, to determine the amount of implied goodwill on each unit.  The Company has not completed its impairment analysis at the date of this report due to the complexity of the businesses involved, but has concluded that an impairment loss can be reasonably estimated.  The preliminary amount of the resulting noncash impairment charge recorded at March 31, 2009 was $33.7 million, which reflects management’s best estimate.  The goodwill impairment includes $3.8 million of goodwill that is amortizable for tax purposes, and such tax amortization will continue over the remaining life.  The Company will complete step two of its impairment analysis in the second quarter of 2009 at which time any adjustment to the estimate will be recorded.

A summary of goodwill, adjustments to goodwill and total assets by operating segment at March 31, 2009 is noted below.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	March 31,	March 31,
(in thousands)	2008	adjustments	2009	2009

Commercial banking	$15,348	$(15,348)	$—	$2,587,965
Investment banking services	5,279	(2,230)	3,049	4,533
Investment advisory and trust	6,518	(3,081)	3,437	5,532
Insurance	19,015	(13,038)	5,977	17,124
Corporate support and other	—	—	—	8,769
Total	$46,160	$(33,697)	$12,463	$2,623,923

At March 31, 2009 and December 31, 2008, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2008	$5,396	$39	$269	$5,704
Impairment loss	—	—	(120)	(120)
Amortization	(160)	(9)	—	(169)
March 31, 2009	$5,236	$30	$149	$5,415

In conjunction with the goodwill impairment evaluation, the Company determined that the trade name intangible asset was impaired by $120,000.  This was determined by a review of the future cash flows of the associated business and the royalty rate used in valuing the trade name.  The trade name impairment is included in the “Loss on securities, other assets and other real estate owned” line on the accompanying condensed consolidated statement of operations.  The Company recorded amortization expense of $169,000 during the three months ended March 31, 2009, compared to $204,000 in the same period of 2008.  Amortization expense on intangible assets for each of the five succeeding years (excluding $505,000 to be recognized for the remaining nine months of fiscal 2009) is estimated in the following table:

(in thousands)
2010	$642
2011	638
2012	638
2013	426
2014	316

6.                                      Derivatives

The Company adopted SFAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets.

	Asset derivatives			Liability derivatives
	Balance sheet	Fair value		Balance sheet	Fair value
(in thousands)	classification	March 31, 2009	December 31, 2008	classification	March 31, 2009	December 31, 2008

Derivatives designated as hedging instruments under SFAS 133 Interest rate swap	Other assets	$3,014	$3,586	Accrued interest and other liabilities	$2,077	$—

Derivatives not designated as hedging instruments under SFAS 133 Interest rate swap	Other assets	$5,823	$6,686	Accrued interest and other liabilities	$6,089	$7,055

Cash Flow Hedges of Interest Rate Risk — The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions is to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps will be in force for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged	Notional	Fixed	Termination
item	(In thousands)	rate	date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Including the cash flow hedges in the table above, the Company had 10 interest rate swaps with an aggregate notional amount of $160,000,000 that were designated as cash flow hedges of interest rate risk at March 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debt related to trust preferred securities.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $2,167,000 will be reclassified as an increase to interest income and $141,000 will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At March 31, 2009, the Company had 49 interest rate swaps with an aggregate notional amount of $129,258,000 related to this program.  During the three months ended March 31, 2009 and 2008, the Company recognized net gains of $106,000 and $7,000, respectively, related to changes in fair value of these swaps.

The table below summarizes gains and losses recognized in other comprehensive income (OCI) and in conjunction with our derivatives designated as hedging instruments for the three months ended March 31, 2009 and 2008.

			Gain reclassified from
	Gain recognized in OCI		accumulated OCI into income
	(Effective portion)		(Effective portion)
	Three months ended March 31,		Three months ended March 31,
(in thousands)	2009	2008	2009	2008
Cash flow hedges Interest rate swap	$2,648	$1,475	$826	$314

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  Also, the Company has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

At March 31, 2009 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $5,121,000. At March 31, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3,373,000 against its obligations under these agreements.  Although the Company is not in compliance with debt covenants related to its line of credit at March 31, 2009 (see to Note 7 — Borrowed Funds for more detail), the covenant violation is below the threshold set by the derivative counterparties and the Company is in compliance with the derivative provisions.

7.                                      Borrowed Funds

The Company has a revolving line of credit facility with an aggregate principal sum of up to $30,000,000 that bears interest at a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.35%.  In addition, the Company pays a monthly commitment fee of 0.25% on the unused portion of the line of credit.  The line of credit matures on July 30, 2009, at which time any outstanding amounts are due and payable.  The credit facility is secured by a first priority security interest in 100% of the outstanding common stock of the Bank.  At March 31, 2009, there was no amount outstanding on the revolving line.

The terms of the credit agreement contain covenants that require the Company to maintain certain financial ratios, including: maintaining a well-capitalized status at the Bank; maintaining an adequately capitalized status for the Company; maintaining a minimum return on asset ratio; and not exceeding a maximum non-performing asset to total loans ratio.  At March 31, 2009, the Company was in default on the minimum return on asset ratio and the maximum non-performing asset to total loans ratio.  Pursuant to the terms of the credit agreement, these events of default provide the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement is terminated.  The Company has not been notified by the lender that the credit agreement has been canceled due to the events of default.

8.                                      Long-term Debt

A summary of the outstanding subordinated debentures at March 31, 2009 is as follows:

(in thousands)	At March 31, 2009	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	September 17, 2033	June 17, 2009
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	fixed 9%	August 18, 2018	August 18, 2013

9.                                Share-Based Compensation Plans

During the first three months of 2009 and 2008, the Company recognized compensation expense (net of estimated forfeitures) of $407,000 and $423,000, respectively, for stock-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the three months ended March 31, 2009.

		Weighted average
		exercise
	Shares	price

Outstanding at December 31, 2008	2,287,472	$14.66
Granted	30,500	8.87
Exercised	(22,125)	6.65
Forfeited	(80,148)	11.33
Outstanding at March 31, 2009	2,215,699	$14.78

Exercisable at March 31, 2009	1,586,826	$14.31

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $2.97.

The following table summarizes changes in stock awards for the three months ended March 31, 2009.

		Weighted average
		grant date
	Shares	fair value
Nonvested at December 31, 2008	217,100	$6.97
Granted	12,950	8.23
Vested	(400)	21.07
Forfeited	(2,250)	6.87
Nonvested at March 31, 2009	227,400	$7.02

At March 31, 2009, there was $2,911,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.3 years.

10.        Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance, and Corporate Support and Other.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	Three months ended March 31, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$33,508	$3	$—	$—	$23	$33,534
Total interest expense	5,699	—	—	2	1,254	6,955
Net interest income	27,809	3	—	(2)	(1,231)	26,579
Provision for loan losses	33,747	—	—	—	—	33,747
Net interest income (loss) after provision	(5,938)	3	—	(2)	(1,231)	(7,168)
Noninterest income	1,929	104	1,224	3,384	(520)	6,121
Noninterest expense	23,490	3,146	4,736	16,512	9,444	57,328
Income (loss) before income taxes	(27,499)	(3,039)	(3,512)	(13,130)	(11,195)	(58,375)
Provision (benefit) for income taxes	(4,813)	(1,755)	(153)	(24)	(4,183)	(10,928)
Net income (loss) before management fees and overhead allocations	$(22,686)	$(1,284)	$(3,359)	$(13,106)	$(7,012)	$(47,447)
Management fees and overhead
allocations, net of tax	5,105	38	111	114	(5,368)	—
Net income (loss)	(27,791)	(1,322)	(3,470)	(13,220)	(1,644)	(47,447)
Noncontrolling interest	—	—	—	—	(498)	(498)
Net income (loss) attributable to CoBiz Financial	$(27,791)	$(1,322)	$(3,470)	$(13,220)	$(1,146)	$(46,949)

Balance Sheet	At March 31, 2009
Total Assets	2,587,965	4,533	5,532	17,124	8,769	2,623,923

	Three months ended March 31, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$37,347	$7	$3	$4	$36	$37,397
Total interest expense	13,898	—	1	3	1,517	15,419
Net interest income	23,449	7	2	1	(1,481)	21,978
Provision for loan losses	5,031	—	—	—	—	5,031
Net interest income (loss) after provision	18,418	7	2	1	(1,481)	16,947
Noninterest income	1,760	293	1,676	3,623	339	7,691
Noninterest expense	7,883	927	1,695	3,410	7,990	21,905
Income (loss) before income taxes	12,295	(627)	(17)	214	(9,132)	2,733
Provision (benefit) for income taxes	4,575	(237)	4	93	(3,565)	870
Net income (loss) before management fees and overhead allocations	$7,720	$(390)	$(21)	$121	$(5,567)	$1,863
Management fees and overhead allocations, net of tax	4,274	49	86	121	(4,530)	—
Net income (loss)	$3,446	$(439)	$(107)	$—	$(1,037)	$1,863
Noncontrolling interest	—	—	—	—	268	268
Net income (loss) attributable to CoBiz Financial	$3,446	$(439)	$(107)	$—	$(1,305)	$1,595

Balance Sheet	At March 31, 2008
Total Assets	2,400,019	5,292	9,330	27,748	6,909	2,449,298

11.                               Fair Value

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities was delayed until fiscal years beginning after November 15, 2008.  Accordingly, the Company now applies the requirements of SFAS 157 to the evaluation of goodwill, indefinite-lived intangible assets, OREO and long-lived assets measured at fair value for impairment beginning January 1, 2009.

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

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Available for sale securities — At March 31, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes.  As the private label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques and not observable trades.  Accordingly, the Company has determined the appropriate input level for the private label MBS is Level 3.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

During the three months ended March 31, 2009, the Company recognized an OTTI of $1.3 million on three securities recorded at fair value on a recurring basis.  The OTTI included a $0.9 million write-down on two single issuer trust preferred securities and a $0.4 million write-down on a private label MBS.  The OTTI is included as a component of “Loss on securities, other assets and other real estate owned.”

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at March 31, 2009.

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

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans, the Company considers the measurements to be Level 3 inputs.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other
		active markets for	observable	Significant
	Balance at	identical assets	inputs	unobservable
(in thousands)	March 31, 2009	(Level 1)	(Level 2)	inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$423,826	$—	$420,872	$2,954
Trust preferred securities	18,104	18,104	—	—
Obligations of states and political subdivisions	2,639	—	2,639	—
Corporate debt securities	22,200	—	22,200	—
Total available for sale securities	$466,769	$18,104	$445,711	$2,954

Derivatives:
Cash flow hedge - interest rate swap	$3,014	$—	$3,014	$—
Reverse interest rate swap	5,823	—	5,823	—
Total derivative assets	$8,837	$—	$8,837	$—

Liabilities
Derivatives
Cash flow hedge - interest rate swap	$2,077	$—	$2,077	$—
Reverse interest rate swap	6,089	—	6,089	—
Interest rate swap	$8,166	$—	$8,166	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

Investment
securities
(in thousands)	available for sale
Balance at December 31, 2008	$3,709
Realized loss on OTTI	(409)
Paydowns	(384)
Unrealized gain included in comprehensive income	38
Balance at March 31, 2009	$2,954

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
		Quoted prices in
		active markets		Significant
		for identical	Significant other	unobservable
	Balance at	assets	observable inputs	inputs
(in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$36,458	$—	$17,718	$18,740
Loans held for sale	3,100	—	—	3,100

During the three months ended March 31, 2009, the Company recorded a provision for loan losses of $13.6 million and charged-off $10.7 million on impaired loans.  In addition, the Company charged-off $2.5 million on loans held for sale upon transfer at fair value from loans.

Fair value is also used on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities such as foreclosed assets, other real estate owned, intangible assets, nonfinancial assets and liabilities evaluated in a goodwill impairment analysis and other nonfinancial assets measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for nonfinancial assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Goodwill Impairment Analysis –  Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities  The Company estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Since these methods incorporate assumptions specific to the entity, such as the use of financial forecasts, the fair value of the reporting units and their assets and liabilities are considered a Level 3 input by the Company.

Intangible Assets – Intangible assets consist primarily of amortizing customer lists and a nonamortizing trade name that were initially recorded at fair value.  Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

Other Real Estate Owned (OREO) – OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  The fair value of OREO is based on property appraisals, considered a Level 2 input by the Company.

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
		Quoted prices in
		active markets		Significant
		for identical	Significant other	unobservable
	Balance at	assets	observable inputs	inputs	Total Gains
(in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(losses)
Goodwill	$12,463	$—	$—	$12,463	$(33,697)
Tradename	149	—	—	149	(120)
Other real estate owned	8,879	—	8,879	—	65

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill with a carrying amount of $46.2 million was written down to its implied fair value of $12.5 million, resulting in an impairment charge of $33.7 million, which was included in earnings for the three months ended March 31, 2009.  In addition, a trade name with a carrying value of $0.3 million was written down to its fair value of $0.2 million, resulting in an impairment charge of $0.1 million, which was also included in earnings for the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company recorded $5.6 million of OREO at fair value upon initial recognition through a charge-off to the allowance for loan losses totaling $0.6 million.  In addition, the Company remeasured $2.7 million of OREO upon sale and recognized a gain of $0.1 million, which was included in earnings for the three months ended March 31, 2009.

12.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2009:

(in thousands)	Company	Bank
Shareholders’ equity/ GAAP capital	$203,049	$213,362
Disallowed goodwill and other intangibles	(17,242)	—
Unrealized loss on available for sale securities	28	28
Accumulated net gains on cash flow hedges	(581)	(1,869)
Subordinated debentures	67,498	—
Other deductions	(249)	—
Tier I regulatory capital	$252,503	$211,521

Subordinated debentures	$23,486	$—
Allowance for loan losses	27,787	27,529
Total risk-based regulatory capital	$303,776	$239,050

Risk weighted assets	$2,186,998	$2,166,107

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$252,503	$303,776	$252,503	$211,521	$239,050	$211,521
Well capitalized requirement	131,220	218,700	131,912	129,966	216,611	129,661
Regulatory capital - excess	$121,283	$85,076	$120,591	$81,555	$22,439	$81,860
Capital ratios	11.5%	13.9%	9.6%	9.8%	11.0%	8.2%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008. For a discussion of the segments included in our principal activities, see Note 10 to the Notes of the Condensed Consolidated Financial Statements.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects due to our commitment to technology and expansion of our fee-based businesses. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of stock-based compensation to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on stock-based compensation, see Notes 1 and 14 to the Condensed Consolidated Financial Statements.

Industry Overview

The impact of decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market that plagued the U.S. commercial banking industry in 2008 have continued into the first quarter of 2009.  During 2008, 25 banks failed and went into receivership with the FDIC compared to 10 bank failures in the previous five years.  Between January and April 2009, 23 banks have already gone into receivership.  The FDIC reported that nearly one out of three FDIC-insured institutions reported a net loss in the fourth quarter of 2008, that the industry as a whole reported its first net loss since 1990 and the average net interest margin fell to a 20-year low.  The Senior Loan Officer Opinion Survey on Bank Lending Practices conducted by the FRB found that 85% of domestic banks responding to the survey had tightened their lending standards on medium-to-large commercial and industrial (C&I) loans during the fourth quarter of 2008.  The survey also found that 98% of domestic respondents had increased the spread on loan rates over their cost of funds for medium-to-large loans in the fourth quarter of 2008.  During this period, loan loss provisions at FDIC-insured institutions reached a 20-year high and absorbed one-third of the industry’s operating revenue, while quarterly earnings for the industry fell below $30 billion for the first time since 2003.

To stimulate the lagging economy, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (ARRA) into law on February 17, 2009.  Included in the ARRA are investments targeted to save or create jobs including, among other things: a $55.5 billion Making Work Pay tax credit that is intended to provide a tax credit to approximately 95% of working families; $144.0 billion in state and local fiscal relief; $111.0 billion in infrastructure and science and $81.0 billion in protecting the vulnerable.  The targeted mission of the ARRA is to:

•                  Create or save more than 3.5 million jobs over the next two years;

•                  Take a big step toward computerizing Americans’ health records, reducing medical errors, and saving billions in health care costs;

•                  Revive the renewable energy industry and provide the capital over the next three years to eventually double domestic renewable energy capacity;

•                  Undertake the largest weatherization program in history by modernizing 75 percent of federal building space and more than one million homes;

•                  Increase college affordability for seven million students by funding the shortfall in Pell Grants, increasing the maximum award level by $500, and providing a new higher education tax cut to nearly four million students;

•                  As part of the $150 billion investment in new infrastructure, enact the largest increase in funding of our nation’s roads, bridges, and mass transit systems since the creation of the national highway system in the 1950s;

•                  Provide an $800 Making Work Pay tax credit for 129 million working households, and cut taxes for the families of millions of children through an expansion of the Child Tax Credit;

•                  Require unprecedented levels of transparency, oversight, and accountability.

Financial and Operational Highlights

Noted below are some of the significant financial performance measures and operational results for the first quarter of 2009:

•                  Net loss for the three months ended March 31, 2009, was $46.9 million, compared to $1.6 million in net income for the same period in 2008.

•                  Diluted earnings (loss) per share for the three months ended March 31, 2009, were $(2.07), compared to $0.07 for the same period in 2008.

•                  Net interest income on a tax-equivalent basis for the three months ended March 31, 2009 increased to $26.8 million, compared to $22.1 million for the same period in 2008.

•                  The net interest margin on a tax-equivalent basis was 4.38% for the three months ended March 31, 2009, compared to 3.99% for the same period in 2008.

•                  Gross loans decreased $11.8 million from December 31, 2008, or (2.4)% on an annualized basis.

•                  Provision for loan and credit losses for the three months ended March 31, 2009, was $33.9 million, compared to $5.0 million for the comparable period in 2008.

•                  Net loan charge-offs totaled $13.2 million for the three months ended March 31, 2009, or 2.7% annualized of average loans during the period, compared to 0.38% annualized for the same period in 2008.

•                  Nonperforming assets increased to $52.5 million or 2.00% of total assets at March 31, 2009, compared to $47.0 million or 1.75% of total assets at December 31, 2008.

•                  Allowance for loan and credit losses increased to 3.16% of total loans at March 31, 2009, compared to 2.12% for the same period in 2008.

•                  Earnings for the first quarter of 2009 were negatively impacted by a $1.3 million loss related to OTTI on three investment securities.

•                  The Company’s total risk-based capital ratio decreased to 13.9% at March 31, 2009 from 14.5% at the end of 2008.

•                  The Company recorded a goodwill impairment charge of $33.7 million for the three months ended March 31, 2009.

•                  The Company was in default on two financial covenants required by its $30.0 million line of credit during the first quarter of 2009.

•                  In February 2009, the Company executed three interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The transactions fix the interest rate payments due on its junior subordinated debentures and reduce the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.

•                  In March 2009, the Company closed one of its bank locations in Boulder, Colorado and moved the employees and customers to its other Boulder bank.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  In addition to the discussion on SFAS 157 below,  a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with SFAS 157 to determine the instrument’s fair value.  At March 31, 2009, 17.9% or $475.6 million of total assets, represented assets recorded at fair value on a recurring basis.  At March 31, 2009, 0.3% or $8.2 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets (financial and nonfinancial) recorded at fair value on a nonrecurring basis represented $61.0 million, or 2.3% of total assets.

At March 31, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at March 31, 2009, using Level 1 and 2 inputs was $463.8 million.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $3.0 million at March 31, 2009.   At March 31, 2009, investments incorporating Level 3 inputs as part of their valuation represent 0.11% of total assets.  The Company recognized a loss of $0.4 million on the private label MBS for the three months ended March 31, 2009.  Unrealized losses of $4.2 million were recorded in other comprehensive income relating to private label MBS for the three months ended March 31, 2009.

Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of SFAS 157, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs  (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at March 31, 2009, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Financial Condition

Total assets at March 31, 2009 were $2.6 billion, a decrease of $60.4 million or 2.2% from December 31, 2008, due primarily to a decrease in the loan portfolio and a goodwill impairment of $33.7 million.  During the first quarter of 2009, higher level of loan pay downs and maturities and an increase in the allowance for loan losses of $20.5 million from December 31, 2008 exceeded new credit extensions of $59.4 million and loan advances of $112.13 million.  Due to a significant decline in the market capitalization of the Company during the current quarter, an analysis of the fair value of the reporting units was performed which indicated that goodwill was impaired.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings.  Investments decreased by $17.2 million from $500.4 million at December 31, 2008, to $483.2 million at March 31, 2009.  The decrease in investments is attributable to a Federal Home Loan Bank (FHLB) stock sale of $7.9 million, $19.9 million of maturities, $1.3 million in OTTI offset by purchases of $9.0 million.  Purchases consisted of two corporate debt securities issued by publicly traded Companies. Maturing investments were largely high-grade government-backed mortgage-backed securities (MBS).  Additionally, net unrealized losses on available-for-sale securities decreased by $2.6 million to $0.1 million during the first quarter of 2009.

Investments comprised 18.2% of total assets at March 31, 2009, a slight decrease from 18.6% at December 31, 2008.  Our investment portfolio is mainly comprised of mortgage-backed securities, including MBS fully backed by U.S. government agencies with a net book value of $410.9 million, and a market value of $420.9 million; non-agency, private-label MBS with a net book value of $7.1 million and a market value of $3.0 million.  The portfolio does not hold any securities exposed to sub-prime mortgage loans.  Our investment portfolio also includes $23.7 million of single-issue, public trust preferred securities issued by 15 financial institutions and $22.4 million of corporate debt securities issued by five publicly traded companies. None of these institutions are in default nor have they deferred interest payments on the trust preferred securities. The fair value of these securities was $40.3 million at March 31, 2009.

Loans.  Gross loans held for investment decreased slightly by $14.9 million or 0.7% to $2.0 billion at March 31, 2009.

	March 31, 2009		December 31, 3008		March 31, 2008
		% of		% of		% of
(in thousands, except per share amounts)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$630,567	32.2%	$648,968	32.6%	$572,008	30.9%
Real Estate - mortgage	1,039,957	53.2%	1,017,444	51.2%	907,962	49.0%
Real Estate - construction	250,767	12.8%	266,928	13.4%	308,756	16.7%
Consumer	83,405	4.3%	86,701	4.4%	73,078	3.9%
Other	11,654	0.6%	11,212	0.6%	13,480	0.7%
Gross loans	2,016,350	103.1%	2,031,253	102.2%	1,875,284	101.3%
Less allowance for loan losses	(63,361)	(3.2)%	(42,851)	(2.2)%	(23,340)	(1.3)%
Net loans held for investment	1,952,989	99.9%	1,988,402	100.0%	1,851,944	100.0%
Loans held for sale	3,100	0.1%	—	0.0%	—	0.0%
Total net loans	$1,956,089	100.0%	$1,988,402	100.0%	$1,851,944	100.0%

Loans Held for Sale.  At March 31, 2009, the Company transferred $3.1 million from loans to loans held for sale due to management’s intention to sell specific loans in the portfolio.

Goodwill.  Goodwill decreased by $33.7 million to $12.5 million at March 31, 2009, from $46.2 million at December 31, 2008.  The decrease was the result of an analysis of the Company’s reporting units that indicated that the carrying value of goodwill exceeded its implied value.

Deferred Income Taxes.  Deferred income taxes increased $9.2 million to $26.1 million at March 31, 2009, from $16.9 million at December 31, 2008.  The increase was primarily related to the $7.8 million tax effect of the provision for loan and credit losses (net of charge-offs and recoveries).

Other Assets.  Other Assets increased by $1.9 million to $34.6 million at March 31, 2009, from $32.7 million at December 31, 2008.  Contributing to the increase was a $2.9 million increase in OREO, offset by $1.0 million decrease in other miscellaneous assets.

Deposits.  Total deposits increased by $37.5 million to $1.68 billion at March 31, 2009 from $1.64 billion at December 31, 2008.  Certificates of deposits growth of $71.8 million during the quarter was offset by a $45.3 million decrease in NOW and money market accounts. Core deposit growth continues to be a challenge due to competition from other banks and financial service providers as well as current economic conditions.

	March 31, 2009		December 31, 3008		March 31, 2008
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market	$520,605	28.8%	$565,948	31.9%	$697,965	36.1%
Savings	9,560	0.5%	9,274	0.5%	11,699	0.6%
Eurodollar	100,249	5.6%	88,025	5.0%	96,069	5.0%
Certificates of deposits under $100,000	59,835	3.3%	76,559	4.3%	99,650	5.2%
Certificates of deposits $100,000 and over	311,348	17.3%	287,039	16.2%	328,820	17.0%
Reciprocal CDARS	108,961	6.0%	91,844	5.2%	14,625	0.8%
Brokered deposits	113,800	6.3%	66,611	3.8%	101,703	5.3%
Total interest-bearing deposits	1,224,358	67.8%	1,185,300	66.9%	1,350,531	69.9%
Noninterest-bearing demand deposits	452,124	25.0%	453,731	25.6%	430,875	22.3%
Customer repurchase agreements	129,195	7.2%	133,478	7.5%	151,680	7.8%
Total deposits and customer repurchase agreements	$1,805,677	100.0%	$1,772,509	100.0%	$1,933,086	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $4.3. million since December 31, 2008, partially due to the migration of funds to the Eurodollar sweep product that offers a higher interest rate.

Other Short-Term Borrowings.  Other short-term borrowings decreased by $44.3 million to $498.8 million at March 31, 2009, from $543.1 million at December 31, 2008.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), advances on a revolving line of credit and short-term borrowings from the U.S. Treasury.  The decrease in other short-term borrowings is primarily due to the increase of $37.5 million in deposits and the $17.2 million decrease in investments in the first quarter of 2009. Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be volatile due to increased competition and uncertain economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Results of Operations

Overview

The following table presents the condensed statements of income for the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2009	2008	Amount	%
Interest income	$33,534	$37,397	$(3,863)	-10.3%
Interest expense	6,955	15,419	(8,464)	-54.9%
NET INTEREST INCOME BEFORE PROVISION	26,579	21,978	4,601	20.9%
Provision for loan losses	33,747	5,031	28,716	570.8%
NET INTEREST INCOME (LOSS) AFTER PROVISION	(7,168)	16,947	(24,115)	-142.3%
Noninterest income	6,121	7,691	(1,570)	-20.4%
Noninterest expense	57,328	21,905	35,423	161.7%
INCOME (LOSS) BEFORE INCOME TAXES	(58,375)	2,733	(61,108)	-2235.9%
Provision (benefit) for income taxes	(10,928)	870	(11,798)	-1356.1%
NET INCOME (LOSS)	(47,447)	1,863	(49,310)	-2646.8%
Noncontrolling interest	498	(268)	766	-285.8%
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(46,949)	$1,595	$(48,544)	-3043.5%

The annualized return on average assets for the three months ended March 31, 2009 and 2008 was (7.08)% and 0.27%, respectively.  Annualized return on average common shareholders’ equity for the three months ended March 31, 2009 and 2008 was (74.24)% and 3.29%, respectively.  The decrease in our return on average assets and common shareholders’ equity is primarily attributable to the provision for loan and credit losses of $33.9 million for the three months ended March 31, 2009 compared to $5.0 million for the year earlier period and the goodwill impairment of $33.7 million recorded in the first quarter of 2009.  For the three months ended March 31, 2009, the efficiency ratio decreased to 67.09% compared to 74.33% for the three months ended March 31, 2008.

Net Interest Income.  The largest component of our net income is normally our net interest income.  Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  In September 2007, the FOMC began lowering its target for the federal funds rate and continued lowering the target through December 2008 by which time it had reduced the target rate by 500 basis points to 0-25 basis points.  Interest income, directly impacted by the declining interest rate environment, fell 10.3% during the three months ending March 31, 2009 compared to the year earlier period.  Falling rates and the availability of various government lending programs benefited the Company by reducing the cost of short-term borrowing costs as well as the cost of the variable rate junior subordinated debt.  The reduction in the Company’s borrowing costs resulted in a 0.25% (25 basis points) increase in the net interest margin to 4.38% for the three months ending March 31, 2009 compared to 3.99% for three months ending March 31, 2008.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2009 and 2008.

CoBiz Financial Inc.

March 31, 2009

(unaudited)

	For the three months ended March 31,
		2009			2008
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$5,482	$27	1.97%	$10,580	$106	3.96%
Investment securities (2)	489,608	6,351	5.19%	386,591	5,042	5.22%
Loans (2), (3)	2,025,349	27,344	5.40%	1,853,493	32,398	6.91%
Allowance for loan losses	(44,731)			(21,249)
Total interest-earning assets	$2,475,708	$33,722	5.35%	$2,229,415	$37,546	6.61%
Noninterest-earning assets
Cash and due from banks	35,861			41,630
Other	147,019			126,593
Total assets	$2,658,588			$2,397,638

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$535,324	$1,540	1.17%	$676,053	$4,369	2.60%
Savings	10,260	12	0.47%	11,242	49	1.75%
Eurodollar	97,063	310	1.28%	92,668	612	2.61%
Certificates of deposit
Brokered under $100,000	30,846	69	0.91%	137,501	1,657	4.83%
Under $100,000	171,751	897	2.12%	118,842	1,356	4.59%
$100,000 and over	345,406	2,109	2.48%	316,023	3,495	4.45%
Total interest-bearing deposits	$1,190,650	$4,937	1.68%	$1,352,329	$11,538	3.43%
Other borrowings
Securities sold under agreements to repurchase	123,820	272	0.88%	149,754	907	2.40%
Other short-term borrowings	539,499	506	0.38%	190,497	1,723	3.58%
Subordinated debentures	93,150	1,240	5.32%	72,166	1,251	6.86%
Total interest-bearing liabilities	$1,947,119	$6,955	1.44%	$1,764,746	$15,419	3.50%
Noninterest-bearing demand accounts	439,887			421,008
Total deposits and interest-bearing liabilities	2,387,006			2,185,754
Other noninterest-bearing liabilities	17,913			17,134
Total liabilities	2,404,919			2,202,888
Shareholders’ equity	253,669			194,750
Total liabilities and shareholders’ equity	$2,658,588			$2,397,638
Net interest income (taxable equivalent)		$26,767			$22,127
Net interest spread			3.91%			3.11%
Net interest margin			4.38%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.15%			126.33%

(1)	Average yield or cost for the three months ended March 31, 2009 and 2008 has been annualized and is not necessarily indicative of results for the entire year.
(2)	Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.
(3)	Loan fees included in interest income are not material. Nonaccrual loans are excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three months ended March 31, 2009 was primarily driven by declines in interest rates associated with interest-bearing liabilities and volume increases in interest-earning assets.  These favorable changes were offset by volume increases in interest-bearing liabilities and decreases in interest rates associated with interest-earning assets.  For the three months ending March 31, 2009, the yield on average interest-earning assets decreased 126 basis points to 5.35% while rates on average interest-bearing liabilities decreased by 206 basis points to 1.44%.  Management believes the Company’s deposit rates have been set to retain deposits (and protect the margin), but not at a level necessary to attract new deposits.  Although current short-term borrowing rates are at historic lows, rates may rise as the industry and overall economy gain a more solid footing and temporary government lending programs are phased out.  The

Company intends to continue its focus on core deposit generation which may increase its marginal funding cost in the near term and place pressure on the net interest margin.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2009	2008	Amount	%
NONINTEREST INCOME
Deposit service charges	$1,177	$939	$238	25.3%
Other loan fees	163	197	(34)	-17.3%
Investment advisory and trust income	1,224	1,676	(452)	-27.0%
Insurance income	3,384	3,623	(239)	-6.6%
Investment banking income	104	293	(189)	-64.5%
Other income	69	963	(894)	-92.8%
Total noninterest income	$6,121	$7,691	$(1,570)	-20.4%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts; letters of credit and ancillary loan fees; income from investment advisory and trust services; income from life insurance and wealth transfer products; benefits brokerage; property and casualty insurance; retainer and success fees from investment banking engagements; and, increases in the cash surrender value of bank-owned life insurance.

Deposit Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Deposit service charges increased by 25.3% for the three months ended March 31, 2009, from the comparable period in 2008. The increase is mainly due to increases in treasury management analysis fees.  The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three months ended March 31, 2009 decreased $0.5 million from the same period in 2008.  The decrease is mainly attributable to stock market declines over the past 12 months.  Fees earned are generally based on a percentage of the assets under management and market volatility has a direct impact on earnings.

At March 31, 2009, Discretionary Assets Under Management (AUM), primarily equity securities, were $665.6 million compared to $878.3 million a year ago, a 24.2% decline.  Total AUM, including custody and advisory assets were $1.35 billion compared to $1.6 billion.  Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given the current market conditions.  The downturn in the stock market continues to adversely impact revenue growth and a prolonged recovery could potentially keep revenues flat in the absence of new account generation.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting and property and casualty.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  Fees on these products are transactional by nature and fee income can fluctuate from period-to-period based on the number of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.

For the three months ended on March 31, 2009 and 2008, revenue earned from the Insurance segment is comprised of the following:

	Three months ended March 31,
(in thousands)	2009	2008

Wealth transfer and executive compensation	23.69%	21.37%
Benefits consulting	26.16%	23.55%
Property and casualty	48.21%	52.14%
Fee income	1.94%	2.94%
	100.00%	100.00%

Income from the various operating areas as a percentage of total insurance income was stable during the three months ending March 31, 2009 compared to the same period in 2008.  Insurance revenues overall declined $0.2 million, primarily relating to property and casualty where a soft premium environment keeps downward pressure on broker commission.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three months ended March 31, 2009, decreased by $0.2 million to $0.1 million over the same period in 2008. Income was relatively low in both periods as no transactions were closed during the three months ended March 31, 2009 and 2008.

Other Income.  Other income is comprised of increases in the cash surrender value of BOLI, earnings on equity method investments, swap fees, merchant charges, bankcard fees, loan fees, wire transfer fees, foreign exchange fees, and safe deposit income.  The decrease in other income for the three months ending March 31, 2009 compared to 2008 is primarily due to a $1.0 million decrease in the value of certain equity method investments and a consolidated private equity fund offset by a $0.1 million increase in fees related to new interest rate swaps created for our customers.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2009	2008	Amount	%
NONINTEREST EXPENSE
Salaries and employee benefits	$13,838	$14,550	$(712)	-4.9%
Stock based compensation expense	407	423	(16)	-3.8%
Occupancy expenses, premises and equipment	3,274	3,137	137	4.4%
Amortization of intangibles	169	204	(35)	-17.2%
Impairment of goodwill	33,697	—	33,697	—
Loss on securities, other assets and OREO	1,359	51	1,308	2564.7%
Other operating expenses	4,584	3,540	1,044	29.5%
Total noninterest expense	$57,328	$18,365	$38,963	212.2%

Salaries and Employee Benefits.  Salaries and employee benefits decreased by $0.7 million during the quarter ending March 31, 2009 compared to the same period in 2008.  The change is due to decreases in bonus and incentive compensation of $1.0 million offset by a $0.3 million increase in base salary expense.  The base salary increase is the result of annual merit increases effective January 1, 2009 averaging 2% and a small increase in the full-time-equivalent employee base of 537 at March 31, 2009 compared to 530 a year earlier.

Stock-based Compensation. The Company uses stock-based compensation to retain existing employees and recruit new employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Costs increased 4.4% for the three months ended March 31, 2009, the result of contractual rent escalations as well as an expansion of the space occupied at the Company headquarters in Denver, Colorado.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), regulatory assessments, net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments. The increase in other operating expenses for the three months ended March 31, 2009 over the same period in 2008 was primarily attributed to higher loan workout costs of $0.7 million, FDIC assessments of $0.4 million and professional and service contracts of $0.3 million.  Loan workouts were up due to a higher number of problem loans, foreclosures and OREO holding costs while FDIC assessments have been escalating since late 2008 when higher insurance levels were made available and the number bank failures rose.  Cost reductions offset the aforementioned increases in a number of categories including business development, office supplies, service contracts and professional services.  The Company continues to pursue cost reduction measures across all companies where possible and when customer service quality will not be diminished.

Impairment of Goodwill.  During the first quarter of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty was a triggering event that would require a goodwill impairment test.  The preliminary results of the impairment analysis indicated that goodwill was impaired by $33.7 million, which was included in earnings for the three months ended March 31, 2009.

Loss on Other Assets, Securities and OREO. Losses of $1.3 million on other assets and securities relate primarily to the recognition of OTTI on three securities in the investment portfolio: two trust preferred security holdings and one private label MBS.

Provision and Allowance for Loan and Credit Losses

The provision for loan and credit losses was $33.9 million and $5.0 million for the three months ended March 31, 2009 and 2008. The negative trend in real estate values that started in 2007 and accelerated throughout 2008 continues into 2009.  A slowdown in economic activity in both operating markets is amplifying the effects of already depressed real estate values causing an increase in the Company’s adversely graded credits at March 31, 2009.  The receipt of borrower year-end financial statements, as well as focused portfolio reviews by our bankers contributed to an increase in adversely graded credits in both markets over the last quarter.  The Colorado market to this point has experienced less dramatic declines in property values and economic activity than Arizona but is showing it is not immune to a further deterioration in market conditions.  Provision for loan and credit losses on dollar-basis was divided equally between the markets with 51.9% and 48.1% attributable to the respective Arizona and Colorado markets, respectively.  The distribution of the provision between operating markets for the current quarter resembles the distribution for the quarter ending December 31, 2008, when losses were attributable to the Arizona and Colorado markets 48.9% and 51.1%, respectively, whereas provision charges were tilted toward Arizona for the year ended December 31, 2008 at 60.5%.  However, the Arizona market continues to suffer disproportionately as roughly 36.5% of total loans and leases were associated with that market at March 31, 2009, a decrease from 37.0% at December 31, 2008.

All loans are continually monitored to identify potential problems with repayment and collateral sufficiency.  At March 31, 2009, the allowance for loan and credit losses amounted to 3.16% of total loans, compared to 2.12% at December 31, 2008 and 1.28% at March 31, 2008. Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three months ended March 31, 2009, the Company had net charge-offs of $13.2 million compared to $1.7 million for the same period in 2008 and $17.0 million for the year ended December 31, 2008. Approximately

$8.4 million of the current year charge-offs relate to Arizona credits.  Included in the Arizona charge-offs were two construction and development projects that totaled $5.8 million.  The Company continues to reduce construction related credits in Arizona.  Colorado charge-offs were associated with individually smaller credits, with only one exceeding $1.0 million.

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

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Balance of allowance for loan losses at beginning of period	$42,851	$20,043	$20,043
Charge-offs:
Commercial	2,394	2,194	544
Real estate — mortgage	56	427	1,071
Real estate — construction	10,710	14,122
Consumer	81	364	124
Other	1	37	—
Total charge-offs	13,242	17,144	1,739
Recoveries:
Commercial	3	42	4
Real estate — mortgage	1	7
Consumer	—	103	1
Other	1	4	—
Total recoveries	5	156	5
Net (charge-offs)	(13,237)	(16,988)	(1,734)
Provision for loan losses charged to operations	33,747	39,796	5,031
Balance of allowance for loan losses at end of period	$63,361	$42,851	$23,340

Balance of allowance for credit losses at beginning of period	$259	$576	$576
Provision for credit losses charged to operations	150	(317)	—
Balance of allowance for credit losses at end of period	$409	$259	$576

Total provision for loan and credit losses charged to operations	$33,897	$39,479	$5,031

Ratio of net charge-offs to average loans	0.65%	0.87%	0.09%

Average loans outstanding during the period	$2,025,349	$1,944,728	$1,944,728

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2009	2008	2008
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$522	$1,292	$4,825
Nonaccrual loans:
Commercial	8,765	9,312	6,904
Real estate - mortgage	7,613	13,616	165
Real estate - construction	26,705	15,557	5,904
Consumer and other	38	1,301	1
Total nonaccrual loans	43,121	39,786	12,974
Total nonperforming loans	43,643	41,078	30,773
OREO and repossessed assets	8,879	5,941	5
Total nonperforming assets	$52,522	$47,019	$30,778

Allowance for loan losses	$63,361	$42,851	$23,340
Allowance for credit losses	409	259	576
Allowance for loan and credit losses	$63,770	$43,110	$23,916
Ratio of nonperforming assets to total assets	2.00%	1.75%	0.73%
Ratio of nonperforming loans to total loans	2.16%	2.02%	0.95%
Ratio of nonperforming loans and OREO to total loans and OREO	2.59%	2.31%	1.64%
Ratio of allowance for loan and credit losses to total loans	3.16%	2.12%	1.28%
Ratio of allowance for loan and credit losses to nonperforming loans	146.12%	104.95%	134.37%

Nonperforming assets on a dollar-basis were evenly distributed between the two markets with $26.3 million in Arizona and $26.2 million in Colorado at March 31, 2009.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A description of each segment is provided in Note 10 of the accompanying notes to the condensed consolidated financial statements.  A valuation analysis of the Company’s operating segments was performed at March 31, 2009 in order to evaluate possible impairment of goodwill and other intangible assets.  The analysis indicated there was impairment and a noncash charge of $33.7 million was recorded.  Goodwill is allocated to the operating segments based on expected synergies between the segments and each operating segment was impacted by the impairment charge. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%
Income Statement
Net interest income	$27,809	$23,449	$4,360	19%
Provision for loan losses	33,747	5,031	28,716	571%
Noninterest income	1,929	1,760	169	10%
Noninterest expense	23,490	7,883	15,607	198%
Provision for income taxes	(4,813)	4,575	(9,388)	(205)%
Net income (loss) before management fees and overhead	(22,686)	7,720	(30,406)	(394)%
Management fees and overhead allocations, net of tax	5,105	4,274	831	19%
Net income (loss)	$(27,791)	$3,446	$(31,237)	(906)%

Other information
Full-time equivalent employees	400.5	375.1

Net income decreased $31.2 million, or 906%, compared to the same period in 2008. The decrease during the three months ended March 31, 2009, was primarily the result of a $15.3 million noncash goodwill impairment charge, a $28.7 million increase in provision for loan losses and a $0.8 million increase in management fees and overhead allocations.  The negative changes were offset by a $4.4 million increase in net interest income and a $9.4 million decrease in our provision for income taxes.  The increase in interest income is primarily attributable to a decrease in interest expense due to decreases in the federal funds rate.  Changes in the federal funds rate have a direct correlation to changes in the prime rate and the underlying index for most of the variable rate loans issued by the Company.  Changes in the federal funds rate have a direct correlation to changes in the prime rate and the underlying index for most of the variable rate loans issued by the Company.

Investment Banking.

	Investment Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%
Income Statement
Net interest income	$3	$7	$(4)	(57)%
Noninterest income	104	293	(189)	(65)%
Noninterest expense	3,146	927	2,219	239%
Provision for income taxes	(1,755)	(237)	(1,518)	(641)%
Net income (loss) before management fees and overhead	(1,284)	(390)	(894)	229%
Management fees and overhead allocations, net of tax	38	49	(11)	(22)%
Net income (loss)	$(1,322)	$(439)	$(883)	201%

Other information
Full-time equivalent employees	20.8	21.9
Operating margin (1)	-2840.19%	-209.00%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net loss for the three months ended March 31, 2009 increased $0.9 million as compared to the same period in 2008.  The increase for the three months ended March 31, 2009 was primarily the result of a noncash goodwill impairment charge of $2.2 million, offset by a tax deduction on the impairment of $1.5 million.  For additional discussion of the impairment see Note 5 to the condensed consolidated financial statements.  During the first quarter of 2009, the number of domestic M&A transactions completed declined 15% quarter over quarter and 39% year over year indicating weaker investment banking activity.

The segment continues to have a diversified backlog of engaged transactions~~,~~ though the number of engaged deals placed on hold continued to increase during the first quarter of 2009.  Restricted credit markets will continue to have an impact on both volume and multiples in middle-market transactions.  However, middle-market deals will continue to close as financial buyers look to put the large amounts of capital raised in previous years to work and strategic buyers capitalize on attractive valuations. Sellers of middle-market businesses continue to feel valuation pressure due to uncertain economic conditions, a tighter lending environment and an increase in supply of businesses as baby-boomers begin to consider liquidity in anticipation of retirement.

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%
Income Statement
Net interest income	$—	$2	$(2)%
Noninterest income	1,224	1,676	(452)	(27)%
Noninterest expense	4,736	1,695	3,041	179%
Provision for income taxes	(153)	4	(157)	(3,925)%
Net income (loss) before management fees and overhead	(3,359)	(21)	(3,338)	15,895%
Management fees and overhead allocations, net of tax	111	86	25	29%
Net income (loss)	$(3,470)	$(107)	$(3,363)	3,143%

Other information
Full-time equivalent employees	34.0	35.3
Operating margin (1)	-286.93%	-1.01%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net loss for the three months ended March 31, 2009 increased $3.4 million compared to the same period in 2008.  The increase was the result of a goodwill impairment charge of $3.1 million, a decrease in noninterest income of $0.5 million offset by a decrease in noninterest expense of $ 0.2 million.  As revenues of this segment are generally a function of the value of assets under management, the decrease was driven primarily by a decline in the broader equity market.

Discretionary Assets under Management (AUM) were $665.6 million at March 31, 2009.  Total AUM, including custody and advisory assets, were $1.3 billion (including a very significant advisory client base on which we receive an hourly consulting fee, as opposed to a basis-point-fee on AUM).

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given general market conditions.  Continued pressure on AUM levels may mute current-year revenue growth.

Insurance.

	Insurance
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%
Income Statement
Net interest income	$(2)	$1	$(3)	(300)%
Provision for loan losses	3,384	3,623	(239)	(7)%
Noninterest income	16,512	3,410	13,102	384%
Noninterest expense	(24)	93	(117)	126%
Provision for income taxes
Net income (loss) before management fees and overhead	(13,106)	121	(13,227)	(10,931)%
Management fees and overhead allocations, net of tax	114	121	(7)	(6)%
Net income (loss)	$(13,220)	$—	$(13,220)	-100%
Other information
Full-time equivalent employees	80.9	80.2
Operating margin (1)	-388.23%	5.91%

(1) Operating margin is defined as net income before management fees, overhead allocations and income taxes as a percentage of net interest and noninterest income.

Net loss for the three months ended March 31, 2009 increased $13.2 million compared to the same period in 2008.  Net loss increased primarily as a result of a $13.0 million goodwill impairment charge.  Insurance income decreased to $3.4 million in the first quarter of 2009 from $3.6 million in the first quarter of 2008.  Most of the decrease in insurance income was attributed to wealth transfer, which is transactional, and the P&C line that has been impacted by a soft premium market.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2009:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$43,907	$—	$—	$—	$43,907
Term Auction Facility (2)	425,112	—	—	—	425,112
FHLB overnight funds purchased (1)	29,900	—	—	—	29,900
Repurchase agreements (1)	129,195	—	—	—	129,195
Operating lease obligations	5,128	8,358	6,360	7,081	26,927
Long-term debt obligations (3)	4,509	9,018	28,838	125,341	167,706
Preferred Stock, Series B dividend (4)	3,223	6,445	70,018	—	79,686
Supplemental executive retirement plan	—	—	—	2,920	2,920

Total contractual obligations	$640,974	$23,821	$105,216	$135,342	$905,353

(1) Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2) Includes interest of $0.1 million through maturity at weighted average interest rate of 0.25%.

(3) Principal repayment of the junior subordinated debentures is assumed to be contractual maturity.  Principal repayment of the subordinated notes payable is assumed to be its first call date.  Interest is calculated at the applicable rate at March 31, 2009 and reported in the related “due within” categories.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $4.5 million due “Within one year”, $9.0 million due “After one but within three years”, $7.9 million due “After three but within five years” and $53.2 million due “After five years.”  Interest rates paid on junior subordinated debentures are variable rates and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 8 in the accompanying Condensed Consolidated Financial Statements for additional information on subordinated debt.

(4) Cumulative Perpetual Preferred Stock, Series B issued to the US Treasury in December 2008 includes dividends payable at 5% on $64,450,000 and is reflected as an obligation in the related “due within” categories.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $64,450,000 in preferred stock will be redeemed in the year prior to the dividend rate step up to 9%.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance.  At March 31, 2009, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2009, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$389,839	$139,668	$38,328	$1,906	$569,741
Standby letters of credit	39,476	6,981	150	—	46,607
Commercial letters of credit	306	3,283	—	—	3,589
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,748	—	—	—	1,748

Total commitments	$433,549	$149,932	$38,478	$1,906	$623,865

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

Approximately $41.9 million of total commitments at March 31, 2009, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Interest rate swaps recorded on the balance sheet at March 31, 2009 do not represent amounts that will ultimately be received or paid under the contracts and are therefore excluded from the table above.

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

Available funding through correspondent lines at March 31, 2009, totaled $501.1 million, which represents 20.5% of the Company’s earning assets.  Total available funding of $501.1 million is comprised of $206.1 million in available federal funds purchased lines and $295.0 million in FHLB borrowing capacity. In addition, the Company had $166.3 million in securities available to be pledged for collateral for additional FHLB borrowings and TAF borrowings at March 31, 2009.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $56.6 million at March 31, 2009, compared to $45.5 million at December 31, 2008.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  At March 31, 2009 and December 31, 2008, core deposits represented 93% and 96%, respectively, of our total deposits balance of $1.6 billion, which remained consistent from year-end.  Our loan portfolio of $2.0 billion remained stable during the first quarter of 2009.  Despite government efforts and continuous involvement to bolster consumer confidence in the banking system and the marketplace through the implementation of programs that temporarily raised the limit on federal deposit insurance and provides full coverage for noninterest-bearing transaction deposit accounts, the challenge of deposit generation continued during the first quarter of 2009.  Thus, the Company has continued to use alternative funding sources.  The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. At March 31, 2009, the Bank has approved unsecured federal funds purchase lines with ten correspondent banks with an aggregate credit line of $250.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2008, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

The Company was approved to participate in the Federal Reserve’s Term Auction Facility (TAF) to provide additional liquidity.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by an auction process, and must be fully collateralized.  At March 31, 2009, the Company had $425.0 million outstanding under the TAF at a weighted average interest rate of 0.25% with a term of less than 90 days.  The Company had approximately $216.2 million available in loans to pledge as collateral for additional funding under the TAF. The Company intends to continue pursuing funding via the TAF.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The reduction in the quarterly dividend will save the Company approximately $5.6 million per year. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the FRB (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

The Company also has a $30.0 million revolving line of credit agreement that matures on July 30, 2009 that is subject to certain financial covenants.  At March 31, 2009, the Company was in default on two covenants, the minimum return on average asset ratio and the maximum non-performing asset to total loans ratio.  Pursuant to the terms of the credit agreement, these events of default provide the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement is terminated.  At March 31, 2009, the revolving line of credit’s outstanding balance was $0.  Although, the Company has not been notified by the lender that the revolving line of credit agreement has been terminated due to the events of default, the Company is not relying on the line of credit for its liquidity management purposes.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At March 31, 2009 shareholders’ equity totaled $203.0 million, a $49.1 million decrease from December 31, 2008.  The decrease was due to net loss of $46.9 million and dividend payments of $2.8 million offset by discount accretion of $0.1 million and $0.6 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2009, the Bank was well-capitalized with a Tier 1 Capital ratio of 9.8%, and Total Capital ratio of 11.0%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2009 is 11.5%, and its Total Capital ratio 13.9%. Total Risk-Based Capital for the consolidated company decreased by $16.0 million from $319.8 million at December 31, 2008 due to the net loss recognized in the first quarter of 2009.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

•	Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.
•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.
•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.
•	The risks identified under “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2008.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2009, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

At March 31, 2009, the Company was in violation of two covenants on its $30,000,000 revolving line of credit agreement.  Pursuant to the terms of the credit agreement, these events of default provide the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement is terminated.  The Company has not been notified by the lender that the credit agreement has been canceled due to the events of default.  At March 31, 2009, no amounts are outstanding on the line of credit.

Item 6.  Exhibits

Exhibits and Index of Exhibits.

10.1

Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on January 20, 2009.

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

COBIZ FINANCIAL INC.

Date:	May 11, 2009	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	May 11, 2009	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer