Form 10-Q
period 2009-06-30
COBIZ FINANCIAL INC
filed 2009-08-10
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

There were 36,129,884 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 30, 2009.

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2009	2008
Assets
Cash and due from banks	$42,591	$35,857
Interest bearing deposits and federal funds sold	3,619	9,632
Total cash and cash equivalents	46,210	45,489
Investments:
Investment securities available for sale (cost of $443,299 and $479,197, respectively)	449,637	476,506
Investment securities held to maturity (fair value of $362 and $374, respectively)	357	376
Other investments	16,151	23,566
Total investments	466,145	500,448
Loans held for sale	2,185	—
Loans, net of allowance for loan losses of $75,256 and $42,851, respectively	1,874,334	1,988,402
Goodwill	12,462	46,160
Intangible assets, net of amortization of $3,573 and $3,235, respectively	5,246	5,704
Bank-owned life insurance	31,282	30,718
Premises and equipment, net of depreciation of $25,495 and $24,139, respectively	8,801	9,154
Accrued interest receivable	8,296	8,617
Deferred income taxes	27,458	16,933
Other real estate owned	26,461	5,941
Other	31,953	26,709
TOTAL ASSETS	$2,540,833	$2,684,275

Liabilities
Deposits
Demand	$475,353	$453,731
NOW and money market	524,622	565,948
Savings	9,432	9,274
Eurodollar	103,303	88,025
Certificates of deposits	645,925	522,053
Total deposits	1,758,635	1,639,031
Securities sold under agreements to repurchase	118,958	133,478
Other short-term borrowings	353,036	543,063
Accrued interest and other liabilities	22,686	21,469
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,346,465	2,430,191

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 23,459,884 and 23,374,762 issued and outstanding, respectively	232	232
Additional paid-in capital	165,726	164,484
Retained earnings	20,335	86,827
Accumulated other comprehensive income, net of income tax of $4,192 and $341, respectively	6,838	555
TOTAL SHAREHOLDERS’ EQUITY	193,132	252,099
Noncontrolling interest	1,236	1,985
TOTAL EQUITY	194,368	254,084
TOTAL LIABILITIES AND EQUITY	$2,540,833	$2,684,275

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$26,768	$30,167	$53,939	$62,442
Interest and dividends on investment securities:
Taxable securities	5,924	5,208	12,130	10,015
Nontaxable securities	25	31	50	62
Dividends on securities	103	173	208	351
Federal funds sold and other	21	60	48	166
Total interest income	32,841	35,639	66,375	73,036
INTEREST EXPENSE:
Interest on deposits	5,004	8,613	9,941	20,152
Interest on short-term borrowings	491	2,564	1,269	5,193
Interest on subordinated debentures	1,120	966	2,360	2,217
Total interest expense	6,615	12,143	13,570	27,562
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,226	23,496	52,805	45,474
Provision for loan losses	35,249	5,986	68,996	11,017
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(9,023)	17,510	(16,191)	34,457
NONINTEREST INCOME:
Service charges	1,248	972	2,425	1,911
Investment advisory and trust income	1,308	1,739	2,532	3,412
Insurance income	2,795	4,153	6,179	7,776
Investment banking income	399	3,196	503	3,489
Other noninterest income	2,285	1,550	2,517	2,713
Total noninterest income	8,035	11,610	14,156	19,301
NONINTEREST EXPENSE:
Salaries and employee benefits	13,492	16,078	27,737	31,051
Occupancy expenses, premises and equipment	3,288	3,247	6,562	6,384
Amortization of intangibles	169	186	338	389
Other noninterest expense	3,479	2,600	7,330	5,803
FDIC and other assessments	2,153	357	2,886	695
Impairment of goodwill	—	—	33,697	—
Net other than temporary impairment losses on securities recognized in earnings	286	—	286	—
Net loss on securities, other assets and other real estate owned	1,406	9	2,765	60
Total noninterest expense	24,273	22,477	81,601	44,382
INCOME (LOSS) BEFORE INCOME TAXES	(25,261)	6,643	(83,636)	9,376
Provision (benefit) for income taxes	(9,740)	2,420	(20,668)	3,290
NET INCOME (LOSS)	(15,521)	4,223	(62,968)	6,086
Less: Net (income) loss attributable to noncontrolling interest	(290)	(40)	208	(308)
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(15,811)	$4,183	$(62,760)	$5,778

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	6,285	(2,892)	6,283	(1,010)
COMPREHENSIVE INCOME (LOSS)	$(9,526)	$1,291	$(56,477)	$4,768

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.72)	$0.18	$(2.79)	$0.25
Diluted	$(0.72)	$0.18	$(2.79)	$0.25

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,968)	$6,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	262	354
Depreciation and amortization	2,199	2,146
Amortization of net loan fees	(610)	(1,394)
Provision for loan and credit losses	68,996	10,667
Share-based compensation	818	886
Federal Home Loan Bank stock dividend	(103)	(246)
Deferred income taxes	(14,232)	(2,510)
Excess tax (benefit) deficit from stock-based compensation	63	(96)
Increase in cash surrender value of bank owned life insurance	(563)	(567)
Supplemental executive retirement plan	85	416
Impairment of goodwill	33,697	—
Loss on sale/write-down of premises and equipment, investment securities and OREO	3,051	60
Other operating activities, net	131	(785)
Changes in operating assets and liabilities:
Accrued interest receivable	321	1,349
Other assets	(3,272)	(1,258)
Accrued interest and other liabilities	(496)	(1,228)

Net cash provided by operating activities	27,379	13,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(356)	(2,157)
Proceeds from other investments	7,525	483
Proceeds from sale of investment securities available for sale	393	—
Purchase of investment securities available for sale	(9,300)	(101,146)
Maturities of investment securities held to maturity	20	38
Maturities of investment securities available for sale	46,889	78,629
Purchase of Bernard Dietrich and Associates	(375)	(6,781)
Proceeds from sale of loans and other real estate owned	4,845	262
Loan originations and repayments, net	13,878	(121,372)
Purchase of premises and equipment	(1,495)	(1,788)
Other investing activities, net	(175)	3

Net cash provided (used) by investing activities	61,849	(153,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	(4,268)	24,685
Net increase (decrease) in certificates of deposits	123,853	(115,497)
Net increase (decrease) in short term borrowings	(190,027)	282,384
Net decrease in securities sold under agreements to repurchase	(14,520)	(36,619)
Proceeds from issuance of common stock	288	714
Dividends paid on common stock	(1,870)	(3,226)
Dividends paid on preferred stock	(1,307)	—
Excess tax benefit (deficit) from stock-based compensation	(63)	96
Net distribution to noncontrolling interests	(541)	(46)
Other financing activities, net	(52)	(1)

Net cash provided (used) by financing activities	(88,507)	152,490

NET INCREASE IN CASH AND CASH EQUIVALENTS	721	12,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,489	49,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,210	$62,167

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

		Cobiz Financial Inc. Shareholders
								Accumulated
		Preferred Stock		Common Stock		Additional		Comprehensive
		Shares		Shares		Paid-In	Retained	Income	Noncontrolling
(in thousands, except per share amounts)	Total	Issued	Amount	Issued	Amount	Capital	Earnings	(Loss)	Interest

BALANCE — December 31, 2007	$190,933	—	$—	22,992,756	$230	$96,906	$92,128	$6	$1,663

Cumulative effect adjustment pursuant to the adoption of EITF 06-4	(16)	—	—	—	—	—	(16)	—	—
Options exercised	391	—	—	62,686	—	391	—	—	—
Employee stock purchase plan	323	—	—	39,952	1	322	—	—	—
Stock-based compensation expense	886	—	—	—	—	886	—	—	—
Dividends paid-common ($0.14 per share)	(3,226)	—	—	—	—	—	(3,226)	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—
Tax benefit from stock-based compensation	96	—	—	—	—	96	—	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $619	(1,010)	—	—	—	—	—	—	(1,010)	—
Net income	6,086	—	—	—	—	—	5,778	—	308
Distributions	(46)	—	—	—	—	—	—	—	(46)
BALANCE — June 30, 2008	$194,417	—	$—	23,095,394	$231	$98,601	$94,664	$(1,004)	$1,925

BALANCE — December 31, 2008	$254,084	64,450	$1	23,374,762	$232	$164,484	$86,827	$555	$1,985

Options exercised	153	—	—	23,479	—	153	—	—	—
Employee stock purchase plan	135	—	—	25,793	—	135	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	35,850	—	—	—	—	—
Stock-based compensation expense	818	—	—	—	—	818	—	—	—
Dividends paid-common ($0.08 per share)	(1,870)	—	—	—	—	—	(1,870)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	(1,611)	—	—	—	—	251	(1,862)	—	—
Tax benefit from stock-based compensation	(63)	—	—	—	—	(63)	—	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $(3,851)	6,283	—	—	—	—	—	—	6,283	—
Net loss	(62,968)	—	—	—	—	—	(62,760)	—	(208)
Distributions	(541)	—	—	—	—	—	—	—	(541)
Other	(52)	—	—	—	—	(52)	—	—	—
BALANCE — June 30, 2009	$194,368	64,450	$1	23,459,884	$232	$165,726	$20,335	$6,838	$1,236

See notes to Condensed Consolidated Financial Statements.

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc., and its wholly owned subsidiaries:  CoBiz Bank (Bank); CoBiz ACMG, Inc.; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; Financial Designs Ltd. (FDL); and Wagner Investment Management, Inc. (Wagner), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank and in its Arizona market areas under the name Arizona Business Bank.

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and eight in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services, to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner supplements the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

2.                                Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations: (Revised 2007) (SFAS 141R). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interests acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS No. 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements but may have a significant impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  Upon adoption, the Company reclassified a noncontrolling interest totaling $2.0 million from “Accrued interest and other liabilities” on the condensed consolidated balance sheets to noncontrolling interest within equity.  Prior balances have also been retrospectively applied to conform to the current year presentation, as follows:

			As
		As reported at	adjusted for
(in thousands)		December 31, 2008	SFAS 160
Accrued interest and other liabilities	Balance sheet	$23,454	$21,469
Total equity	Balance sheet	252,099	254,084
Total noninterest income	Income statement	35,399	35,778
Net income	Statement of cash flows	1,328	1,707
Other operating activities, net	Statement of cash flows	(901)	(1,280)

			As
		As reported at	adjusted for
(in thousands)		June 30, 2008	SFAS 160
Accrued interest and other liabilities	Balance sheet	$20,035	$18,110
Total equity	Balance sheet	192,492	194,417
Total noninterest income (three months ended)	Income statement	11,570	11,610
Total noninterest income (six months ended)	Income statement	18,993	19,301
Net income	Statement of cash flows	5,778	6,086
Other operating activities, net	Statement of cash flows	(477)	(785)

			As
		As reported at	adjusted for
(in thousands)		December 31, 2007	SFAS 160
Accrued interest and other liabilities	Balance sheet	$21,107	$19,444
Total equity	Balance sheet	189,270	190,933
Total noninterest income	Income statement	28,289	28,611
Net income	Statement of cash flows	23,024	23,346
Other operating activities, net	Statement of cash flows	(973)	(1,295)

			As
	Financial	As reported at	adjusted for
(in thousands)	Statement	December 31, 2006	SFAS 160
Accrued interest and other liabilities	Balance sheet	$21,428	$19,952
Total equity	Balance sheet	162,675	164,151
Total noninterest income	Income statement	29,965	30,964
Net income	Statement of cash flows	22,826	23,825
Other operating activities, net	Statement of cash flows	(447)	552

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the required disclosures under SFAS 133 in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on the financial position, operating results and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application allowed.  For additional disclosures under SFAS 161 see Note 7 - Derivatives, for additional information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of nongovernmental entity financial statements and reflects the FASB’s belief that the responsibility for selecting the appropriate and relevant accounting principles rests with the entity. The FASB does not expect SFAS 162 to change current practice but in the rare circumstance there is a change from current practice, the statement includes transition provisions.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which replaced SFAS 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles for nongovernmental entities.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the guidance in this standard to have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents.  The FSP is effective for fiscal years beginning after December 15, 2008 and early application is prohibited. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements for the.  Earnings per share for the year-ended December 31, 2008 did not change due to the retrospective application of FSP EITF 03-6-1 and there were no participating securities outstanding during any period of 2007 or 2006.  See Note 3 - Earnings per Common Share and Dividends Declared per Common Share for additional information.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other than temporary impairment (OTTI)  has occurred.  Furthermore, FSP EITF 99-20-1 emphasizes the objective of an OTTI assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  Retrospective application to a prior interim or annual period is not permitted.  The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP FAS 157-4 requires disclosure of a change in valuation technique.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.  See Note 11- Fair value measurements, for additional information.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments.    FSP FAS 115-2 and FAS 124-2 amends OTTI guidance in U.S. Generally Accepted Accounting Principles (GAAP) for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  Existing recognition and measurement guidance related to OTTI of equity securities is not amended by this FSP.  FSP FAS 115-2 and FAS 124-2 amends the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total OTTI in the statement of earnings with an offset for the amount recognized in other comprehensive income.  Upon adoption of FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FSP FAS 157-4 is early adopted.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.  See Note 5 — Investments, for additional information.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements.  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Also, this FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if early adoption is elected for FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial statements.  See Note 11- Fair value measurements, for additional information.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166).  SFAS 166 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets.  SFAS 166 changes requirements for derecognizing financial assets, enhances disclosure requirements and eliminates the ‘qualifying special-purpose entity.’   Furthermore, SFAS 166 defines the term ‘participating interest’ to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  SFAS 166 requires transferred assets and liabilities incurred to be recognized and measured at fair value.  The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the effect, if any, SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), a revision of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.  SFAS 167 changes how a reporting entity determines an entity that is inadequately capitalized or is not controlled through voting power or similar rights should be capitalized.  SFAS 167 requires the performance of an analysis to determine whether the reporting entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS 167 identifies a primary beneficiary of a variable interest as having both the power to direct activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 requires enhanced disclosures that will present users of financial statements with more transparent information about the reporting entity’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the impact, if any, SFAS 167 will have on its consolidated financial statements.

3.                                      Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in SFAS No. 128, Earnings Per Share.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients of the awards receive non-forfeitable dividends at the same rate as holders of the Company’s common stock.  However, the impact of these shares is not included in the common shareholder basic loss per share for the three and six months ended June 30, 2009 because the effect of including those shares would be anti-dilutive due to the net loss in that period.  The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share amounts)	2009	2008	2009	2008

Net income (loss) attributable to CoBiz Financial	$(15,811)	$4,183	$(62,760)	$5,778
Preferred stock dividends	(932)	—	(1,862)	—
Net income (loss) available to common shareholders	$(16,743)	$4,183	$(64,622)	$5,778

Distributed earnings (1)	$—	$—	$—	$—
Undistributed earnings (loss)	(16,743)	4,183	(64,622)	5,778
Earnings (loss) allocated to common stock	$(16,743)	$4,183	$(64,622)	$5,778

(1) Dividends paid during the three and six months ended June 30, 2009 were not considered current period distributions. During the three and six months ended June 30, 2008 the Company did not have any participating securities.

Weighted average common shares - issued	23,425,797	23,069,404	23,413,347	23,044,253
Average nonvested restricted share awards	(231,743)	(1,600)	(229,262)	(1,697)
Weighted average common shares outstanding - basic	23,194,054	23,067,804	23,184,085	23,042,556
Effect of dilutive non vested share awards and stock options outstanding	—	138,917	—	201,262
Weighted average common shares outstanding - diluted	23,194,054	23,206,721	23,184,085	23,243,818

Basic earnings per share	$(0.72)	$0.18	$(2.79)	$0.25
Diluted earnings per share	$(0.72)	$0.18	$(2.79)	$0.25
Dividends declared per share	$—	$0.07	$0.08	$0.14

For the three and six months ended June 30, 2009, 3,455,117 and 3,286,860 common stock equivalents, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and six months ended June 30, 2008, 1,714,204 and 1,472,398 common stock equivalents, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

On July 20, 2009, the Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $53.5 million after deducting underwriting discounts and commissions and estimated offering expenses.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Other comprehensive items:
Unrealized gain (loss) on available for sale securities, net of reclassification to operations of $354 and $(8) for the three months ended June 30 and $1,651 and $43 for the six months ended June 30	$6,186	$(3,684)	$8,830	$(2,124)

Change in OTTI related component of unrealized gain (loss)	199	—	199	—

Unrealized gain (loss) on derivative securities, net of reclassification to operations of $703 and $571 for the three months ended June 30 and $1,530 and $884 for the six months ended June 30	3,752	(980)	1,105	495

Tax benefit (expense) related to items of other comprehensive income	(3,852)	1,772	(3,851)	619
Other comprehensive income (loss), net of tax	$6,285	$(2,892)	$6,283	$(1,010)

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	June 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$394,731	$11,557	$3,686	$402,602	$438,609	$5,193	$5,990	$437,812
Trust preferred securities	23,189	306	2,543	20,952	24,536	438	2,224	22,750
Corporate debt securities	22,397	734	22	23,109	13,362	132	65	13,429
Obligations of states and political subdivisions	2,982	18	26	2,974	2,690	9	184	2,515

	$443,299	$12,615	$6,277	$449,637	$479,197	$5,772	$8,463	$476,506

Held to maturity securities — Mortgage-backed securities	$357	$5	$—	$362	$376	$—	$2	$374

The amortized cost and estimated fair value of investments in debt securities at June 30, 2009, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$10,488	$10,621	$—	$—
Due after one year through five years	14,285	14,881	—	—
Due after five years through ten years	25	25	—	—
Due after ten years	23,770	21,508	—	—
Mortgage-backed securities	394,731	402,602	357	362

	$443,299	$449,637	$357	$362

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At June 30, 2009, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities.  The mortgage-backed securities consist primarily of highly rated investment-grade securities or securities issued by government-sponsored entities. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single entity issues that have been negatively impacted by the overall decrease in the financial services market.

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market value had been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) investment downgrades by rating agencies; and (4) whether it is more likely than not that the Company will have to sell the security before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an OTTI is recognized in earnings.

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized in accordance with FSP FAS 115-2 and FAS 124-2.  Under this FSP, we separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

During the second quarter of 2009, total OTTI on debt securities amounted to $0.4 million, which includes $0.3 million of credit-related OTTI and $0.1 million related to securities the Company intends to sell.  The Company has determined there were no OTTI associated with the 38 securities noted within the table below at June 30, 2009.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$3,377	$10	$14,380	$3,676	$17,757	$3,686
Trust preferred securities	9,661	1,171	3,390	1,372	13,051	2,543
Corporate debt securities	2,468	22	—	—	2,468	22
Obligations of states and political subdivisions	—	—	553	26	553	26

Total	$15,506	$1,203	$18,323	$5,074	$33,829	$6,277

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. The credit component of OTTI recognized in earnings during the second quarter of 2009 is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or the security matures.

Three months ended
(in thousands)	June 30, 2009
Balance at beginning of period	$2,269

Additions (1):
Initial credit impairment	—
Additional credit impairment	286
Reductions:
Securities intended to be sold	(1,860)

Balance at end of period	$695

(1) Excludes OTTI on investments we intend to sell.

During the second quarter of 2009, the Company recognized an OTTI in earnings on a private-label mortgage-backed security consisting of the credit loss component.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings at June 30, 2009.

Inputs at
June 30, 2009
Prepayment speed (CPR) (1)	13.8%
Default rate (CDR) (2)	9.1%
Severity (3)	48.2%

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of oustanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at June 30, 2009 and December 31, 2008, consist of the following:

	June 30,	December 31,
(in thousands)	2009	2008

Other investments — at cost	$13,978	$21,387
Investment in statutory trusts — equity method	2,173	2,179

	$16,151	$23,566

6.                                      Goodwill and Intangible Assets

Pursuant to SFAS 142 – Goodwill and Other Intangible Assets, the Company performs goodwill impairment testing on an annual basis and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When conducting the goodwill impairment analysis, the fair values of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  The average market price of the Company’s common share was $5.76 for the three months ended March 31, 2009 compared to $10.39 during the three months ended December 31, 2008.  Due to the significant decline in the market price during the prior quarterly period and uncertainty surrounding the economy at that time, the Company concluded that a triggering event had occurred that required an impairment test at March 31, 2009.

Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to the second step of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities.

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

In step two, the Company preliminarily allocated the fair values determined in step one to each of the reporting unit’s assets and liabilities, including unrecognized intangible assets, to determine the amount of implied goodwill on each unit.  The Company performed a preliminary step two allocation during the quarter ended March, 31, 2009.  The Company finalized step two of its impairment analysis during the quarter ended June 30, 2009, which did not result in an adjustment to the step two allocation completed in the first quarter.  The noncash impairment charge recorded at March 31, 2009 was $33.7 million of which $3.8 million is expected to be tax deductible over the applicable term as allowed by the Internal Revenue Code.  A summary of goodwill, adjustments to goodwill and total assets by operating segment at June 30, 2009, is noted below.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	June 30,	June 30,
(in thousands)	2008	adjustments	2009	2009

Commercial banking	$15,348	$(15,348)	$—	$2,499,768
Investment banking	5,279	(2,231)	3,048	3,937
Investment advisory and trust	6,518	(3,081)	3,437	5,504
Insurance	19,015	(13,038)	5,977	15,917
Corporate support and other	—	—	—	15,707
Total	$46,160	$(33,698)	$12,462	$2,540,833

At June 30, 2009 and December 31, 2008, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2008	$5,396	$39	$269	$5,704
Impairment loss	—	—	(120)	(120)
Amortization	(320)	(18)	—	(338)
June 30, 2009	$5,076	$21	$149	$5,246

In conjunction with the goodwill impairment evaluation, the Company determined that the tradename intangible asset was impaired by $120,000 at March 31, 2009.  This was determined by a review of the future cash flows of the associated business and the royalty rate used in valuing the tradename.  The tradename impairment is included in the “Net loss on securities, other assets and other real estate owned” line on the accompanying condensed consolidated statement of operations.  The Company recorded amortization expense of $169,000 and $338,000 during the three and six months ended June 30, 2009, respectively, compared to $186,000 and $389,000 for the same periods in 2008.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $321,000 to be recognized for the remaining six months of fiscal 2009) is estimated in the following table.

(in thousands)
2010	$642
2011	638
2012	638
2013	426
2014	316

7.                                      Derivatives

The Company adopted SFAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and variable-rate borrowings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets.

	Asset derivatives			Liability derivatives
	Balance sheet	Fair value		Balance sheet	Fair value
(in thousands)	classification	June 30, 2009	December 31, 2008	classification	June 30, 2009	December 31, 2008

Derivatives designated as hedging instruments under SFAS 133 Interest rate swap	Other assets	$4,690	$3,586	Accrued interest and other liabilities	$—	$—

Derivatives not designated as hedging instruments under SFAS 133 Interest rate swap	Other assets	$4,006	$6,686	Accrued interest and other liabilities	$3,984	$7,055

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

Including the cash flow hedges in the table above, the Company had 10 interest rate swaps with an aggregate notional amount of $140,000,000 that were designated as cash flow hedges of interest rate risk at June 30, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debt related to trust preferred securities beginning in 2010.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $1,857,000 will be reclassified as an increase to interest income and $536,000 will be reclassified as a decrease to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At June 30, 2009, the Company had 51 interest rate swaps with an aggregate notional amount of $132,602,000 related to this program.  During the three and six months ended June 30, 2009, the Company recognized net gains of $289,000 and $392,000, respectively, related to changes in fair value of these swaps.  During the three and six months ended June 30, 2008, the Company recognized net gains of $181,000 and $188,000, respectively, related to changes in fair value of these swaps.

The table below summarizes gains and losses recognized in other comprehensive income (loss) (OCI) and in conjunction with our derivatives designated as hedging instruments for the three and six months ended June 30, 2009 and 2008.

	Gain recognized in OCI
	(Effective portion)
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Cash flow hedges Interest rate swap	$3,752	$(980)	$1,105	$495

	Gain reclassified from accumulated OCI into earnings
	(Effective portion)
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Cash flow hedges Interest rate swap	$703	$571	$1,530	$884

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

At June 30, 2009 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $1,242,000. At June 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $544,000 against its obligations under these agreements.  At June 30, 2009, the Company was not in default with any of its debt covenants.

8.                                      Borrowed Funds

On June 23, 2009, the Company terminated its revolving line of credit facility with U.S. Bank National Association.  The revolving line of credit had an aggregate principal sum of up to $30,000,000 with an interest rate based on a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.35%.  The agreement was terminated at the request of the Company prior to its expiration on July 30, 2009.  There was no amount drawn on the line of credit at the time of the termination and no premium or penalty was assessed to the Company for early termination.

9.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at June 30, 2009 is as follows:

(in thousands)	At June 30, 2009	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	September 17, 2033	September 17, 2009
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	July 23, 2034	July 23, 2009
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	fixed 9%	August 18, 2018	August 18, 2013

10.                         Share-Based Compensation Plans

During the six months ended June 30, 2009 and 2008, the Company recognized compensation expense (net of estimated forfeitures) of $818,000 and $886,000, respectively, for share-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the six months ended June 30, 2009.

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2008	2,287,472	$14.66
Granted	364,701	6.74
Exercised	(23,479)	6.53
Forfeited	(190,199)	11.10

Outstanding — June 30, 2009	2,438,495	$13.83

Exercisable — June 30, 2009	1,737,764	$14.91

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 was $2.67.

The following table summarizes changes in stock awards for the six months ended June 30, 2009.

		Weighted average
		grant date
	Shares	fair value
Nonvested — December 31, 2008	217,100	$6.97
Granted	41,950	6.74
Vested	(400)	21.07
Forfeited	(6,100)	6.85

Nonvested — June 30, 2009	252,550	$6.92

At June 30, 2009, there was $3,236,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.4 years.

11.                         Segments

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

	Three months ended June 30, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$32,820	$1	$—	$—	$20	$32,841
Total interest expense	5,490	—	3	4	1,118	6,615
Net interest income (loss)	27,330	1	(3)	(4)	(1,098)	26,226
Provision for loan losses	35,249	—	—	—	—	35,249
Net interest income (loss) after provision	(7,919)	1	(3)	(4)	(1,098)	(9,023)
Noninterest income	2,773	399	1,308	2,795	760	8,035
Noninterest expense	10,323	955	1,698	2,966	8,331	24,273
Loss before income taxes	(15,469)	(555)	(393)	(175)	(8,669)	(25,261)
Benefit for income taxes	(4,768)	(209)	(152)	(63)	(4,548)	(9,740)
Net loss before management fees and overhead allocations	$(10,701)	$(346)	$(241)	$(112)	$(4,121)	$(15,521)
Management fees and overhead allocations, net of tax	3,107	30	84	90	(3,311)	—
Net loss	(13,808)	(376)	(325)	(202)	(810)	(15,521)
Noncontrolling interest	—	—	—	—	(290)	(290)
Net loss attributable to CoBiz Financial	$(13,808)	$(376)	$(325)	$(202)	$(1,100)	$(15,811)

	Six months ended June 30, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$66,328	$4	$—	$—	$43	$66,375
Total interest expense	11,189	—	3	6	2,372	13,570
Net interest income (loss)	55,139	4	(3)	(6)	(2,329)	52,805
Provision for loan losses	68,996	—	—	—	—	68,996
Net interest loss after provision	(13,857)	4	(3)	(6)	(2,329)	(16,191)
Noninterest income	4,702	503	2,532	6,179	240	14,156
Noninterest expense	33,813	4,101	6,434	19,478	17,775	81,601
Loss before income taxes	(42,968)	(3,594)	(3,905)	(13,305)	(19,864)	(83,636)
Benefit for income taxes	(9,581)	(1,964)	(305)	(87)	(8,731)	(20,668)
Net loss before management fees and overhead allocations	$(33,387)	$(1,630)	$(3,600)	$(13,218)	$(11,133)	$(62,968)
Management fees and overhead allocations, net of tax	8,212	68	195	204	(8,679)	—
Net loss	(41,599)	(1,698)	(3,795)	(13,422)	(2,454)	(62,968)
Noncontrolling interest	—	—	—	—	208	208
Net loss attributable to CoBiz Financial	$(41,599)	$(1,698)	$(3,795)	$(13,422)	$(2,246)	$(62,760)

Balance Sheet	At June 30, 2009
Total Assets	$2,499,768	$3,937	$5,504	$15,917	$15,707	$2,540,833

	Three months ended June 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$35,597	$12	$—	$—	$30	$35,639
Total interest expense	10,991	—	4	2	1,146	12,143
Net interest income (loss)	24,606	12	(4)	(2)	(1,116)	23,496
Provision for loan losses	5,986	—	—	—	—	5,986
Net interest income (loss) after provision	18,620	12	(4)	(2)	(1,116)	17,510
Noninterest income	2,502	3,196	1,739	4,153	20	11,610
Noninterest expense	7,546	1,679	1,703	3,839	7,710	22,477
Income (loss) before income taxes	13,576	1,529	32	312	(8,806)	6,643
Provision (benefit) for income taxes	5,031	588	22	130	(3,351)	2,420
Net income (loss) before management fees and overhead allocations	$8,545	$941	$10	$182	$(5,455)	$4,223
Management fees and overhead allocations, net of tax	3,886	40	89	99	(4,114)	—
Net income (loss)	4,659	901	(79)	83	(1,341)	4,223
Noncontrolling interest	—	—	—	—	(40)	(40)
Net income (loss) attributable to CoBiz Financial	$4,659	$901	$(79)	$83	$(1,381)	$4,183

	Six months ended June 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$72,944	$19	$3	$4	$66	$73,036
Total interest expense	24,889	—	5	5	2,663	27,562
Net interest income (loss)	48,055	19	(2)	(1)	(2,597)	45,474
Provision for loan losses	11,017	—	—	—	—	11,017
Net interest income (loss) after provision	37,038	19	(2)	(1)	(2,597)	34,457
Noninterest income	4,262	3,489	3,415	7,776	359	19,301
Noninterest expense	15,429	2,606	3,398	7,249	15,700	44,382
Income (loss) before income taxes	25,871	902	15	526	(17,938)	9,376
Provision (benefit) for income taxes	9,606	351	26	223	(6,916)	3,290
Net income (loss) before management fees and overhead allocations	$16,265	$551	$(11)	$303	$(11,022)	$6,086
Management fees and overhead allocations, net of tax	8,160	89	175	220	(8,644)	—
Net income (loss)	8,105	462	(186)	83	(2,378)	6,086
Noncontrolling interest	—	—	—	—	(308)	(308)
Net income (loss) attributable to CoBiz Financial	$8,105	$462	$(186)	$83	$(2,686)	$5,778

Balance Sheet	At June 30, 2008
Total Assets	$2,501,356	$6,731	$9,282	$29,458	$1,344	$2,548,171

12.                               Fair Value Measurements

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements and does not require any new fair value measurements of reported balances.  The effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities was delayed until fiscal years beginning after November 15, 2008.  Accordingly, the Company now applies the requirements of SFAS 157 to the evaluation of goodwill, indefinite-lived intangible assets, OREO and long-lived assets measured at fair value for impairment beginning January 1, 2009.

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

Available for sale securities — At June 30, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, corporate debt securities and trust preferred securities.  The fair value of the majority of MBS, obligations of states and political subdivisions, and corporate debt securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes.  As the private label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques and not observable trades.  Accordingly, the Company has determined the appropriate input level for the private label MBS is Level 3.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

During the three and six months ended June 30, 2009, the Company recognized OTTI of $0.4 million and $1.7 million, respectively, on three securities recorded at fair value on a recurring basis.  The year to date OTTI included a $1.0 million write-down on two single issuer trust preferred securities and a $0.7 million write-down on a private label MBS.  Non-credit related OTTI is included as a component of “Net loss on securities, other assets and other real estate owned”, while credit related OTTI is reported as “Net other than temporary impairment losses on securities recognized in earnings.”

Derivative financial instruments — Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates and discount rates.   The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed-cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable-cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at June 30, 2009.

Impaired loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals, considered a level 2 input, that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with SFAS 114.  The fair value of other impaired loans is measured using a discounted cash flow analysis considered to be a level 3 input.

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans, the Company considers the measurements to be Level 3 inputs.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$402,602	$—	$399,807	$2,795
Trust preferred securites	20,952	20,952	—	—
Obligations of states and political subdivisions	2,974	—	2,974	—
Corporate debt securities	23,109	—	23,109	—
Total available for sale securities	$449,637	$20,952	$425,890	$2,795

Derivatives:
Cash flow hedge - interest rate swap	$4,690	$—	$4,690	$—
Interest rate swaps	4,006	—	4,006	—
Total derivative assets	$8,696	$—	$8,696	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$—	$—	$—	$—
Interest rate swaps	3,984	—	3,984	—
Total derivative liabilities	$3,984	$—	$3,984	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	Investment securities available for sale
Balance at December 31, 2008	$3,709
Realized loss on OTTI	(695)
Paydowns	(797)
Net accretion (amortization)	9
Unrealized gain included in comprehensive income	569
Balance at June 30, 2009	$2,795

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$54,588	$—	$41,120	$13,468
Loans held for sale	2,185	—	—	2,185

During the six months ended June 30, 2009, the Company recorded a provision for loan losses of $43.1 million and charged-off $31.0 million of impaired loans.  The Company also charged-off $5.6 million on loans transferred at fair value to held for sale.  A single loan held for sale of $1.1 million was foreclosed on during the current quarter and transferred to OREO with no adjustment to the fair value.  Other held for sale loans totaling $1.7 million were sold and additional losses of $120,000 were recorded and are included in the statement of income and comprehensive income line “Net loss on securities, other assets and other real estate owned”.

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

Goodwill impairment analysis — Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities  The Company estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Since these methods incorporate assumptions specific to the entity, such as the use of financial forecasts, the fair value of the reporting units and their assets and liabilities are considered a Level 3 input by the Company.

Intangible assets — Intangible assets consist primarily of amortizing customer lists and a nonamortizing trade name that were initially recorded at fair value.  Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

Other real estate owned (OREO) — OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  The fair value of OREO is based on property appraisals, considered a Level 2 input by the Company.

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
(in thousands)	Balance at June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total loss for the six months ended June 30, 2009
Goodwill	$12,462	$—	$—	$12,462	$(33,697)
Tradename	149	—	—	149	(120)
OREO	26,461	—	26,461	—	(1,152)

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

During the six months ended June 30, 2009, the Company recorded $24.8 million of OREO at fair value upon initial recognition through a charge-off to the allowance for loan losses totaling $9.0 million.  In addition, the Company remeasured $3.3 million of OREO upon sale and recognized a loss of approximately $22,000 which was included in earnings for the six months ended June 30, 2009.  OREO held of $3.6 million was remeasured due to market changes in valuation indicators during the current quarter resulting in a valuation loss of $1.1 million that was recognized in current earnings.

The following table includes the estimated fair value of the Company’s financial instruments made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), as amended by FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities disclosed in accordance with SFAS 107, as amended, are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$46,210	$46,210	$45,489	$45,489
Investment securities available for sale	443,299	449,637	479,197	476,508
Investment securities held to maturity	357	362	376	374
Other investments	16,151	16,151	23,566	23,566
Loans — net	1,874,334	1,834,099	1,988,402	2,044,024
Loans held for sale	2,185	2,185	—	—
Other real estate owned	26,461	26,461	5,941	5,941
Accrued interest receivable	8,296	8,296	8,617	8,617
Interest rate swaps	8,696	8,696	6,772	6,772
Bank-owned life insurance	31,282	31,282	30,718	30,718

Financial liabilities:
Deposits	$1,758,635	$1,761,155	$1,639,031	$1,641,555
Other short-term borrowings	353,036	353,036	543,063	543,063
Securities sold under agreements to repurchase	118,958	114,142	133,478	131,463
Accrued interest payable	1,589	1,589	1,614	1,614
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,808	20,984	24,649
Interest rate swaps	3,984	3,984	3,555	3,555

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

Bank-owned life insurance — The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies and is a reasonable estimate of fair value.

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Nonmaturity deposits are reflected at their carrying value for purposes of estimating fair value.

Short-term borrowings — The estimated fair value of short-term borrowings approximates their carrying value, due to their short-term nature.

Securities Sold Under Agreements to Repurchase — Estimated fair value is based on discounting cash flows for comparable instruments.

Junior subordinated debentures — The estimated fair value of junior subordinated debentures approximates their carrying value, due to the variable interest rate paid on the debentures.

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2009:

(in thousands)	Company	Bank
Shareholders’ equity/ GAAP capital	$193,132	$203,169
Disallowed goodwill and other intangibles	(17,069)	—
Unrealized loss on available for sale securities	(3,930)	(3,930)
Accumulated net gains on cash flow hedges	(2,908)	(1,335)
Subordinated debentures	62,098	—
Other deductions	(4,379)	—
Tier I regulatory capital	$226,944	$197,904

Subordinated notes payable	$20,984	$—
Allowance for loan losses	26,911	26,747
Subordinated debentures	7,902	—
Total risk-based regulatory capital	$282,741	$224,651

Risk weighted assets	$2,104,281	$2,091,007

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$226,944	$282,741	$226,944	$197,904	$224,651	$197,904
Well-capitalized requirement	126,257	210,428	127,821	125,460	209,101	127,353
Regulatory capital - excess	$100,687	$72,313	$99,123	$72,444	$15,550	$70,551
Capital ratios	10.78%	13.44%	8.88%	9.46%	10.74%	7.77%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	NA	NA	NA	6.00%	10.00%	5.00%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008. For a discussion of the segments included in our principal activities, see Note 11 to the Notes of the Condensed Consolidated Financial Statements.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects due to our commitment to technology and expansion of our fee-based businesses. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of share-based compensation to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on share-based compensation, see Note 10 to the Condensed Consolidated Financial Statements.

Industry Overview

The impact of decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market that plagued the U.S. commercial banking industry in 2008 have continued into 2009.  During 2008, 28 banks failed and went into receivership with the FDIC compared to 10 bank failures in the previous five years.  Between January and July 24, 2009, 64 banks have gone into receivership.  The industry continues to be challenged by weakening asset quality as evidenced by the increase in noncurrent loans during the first quarter of 2009 which was the largest quarterly increase in three years.  However, equity capital at FDIC-insured institutions also increased significantly in the first quarter of 2009, registering the largest quarterly increase since 2004.

To stimulate the lagging economy, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (ARRA) into law on February 17, 2009.  Included in the ARRA are investments targeted to save or create jobs including, among other things: a $55.5 billion Making Work Pay tax credit to approximately 95% of working families; $144.0 billion in state and local fiscal relief; $111.0 billion in infrastructure and science; and $81.0 billion in protecting the vulnerable.  The targeted mission of the ARRA is to:

•                  Create or save more than 3.5 million jobs over the next two years;

•                  Take a big step toward computerizing Americans’ health records, reducing medical errors and saving billions in health care costs;

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

•                  Require unprecedented levels of transparency, oversight and accountability.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the second quarter of 2009:

•                  Net loss for the three and six months ended June 30, 2009, was $15.8 million and $32.8 million, respectively, compared to $4.2 million and $5.8 million in net income for the same periods in 2008.

•                  Diluted earnings (loss) per share for the three and six months ended June 30, 2009, were $(0.72) and $(2.79), respectively, compared to $0.18 and $0.25 for the same periods in 2008.

•                  Earnings for the second quarter of 2009 were negatively impacted by a $1.7 million loss primarily related to valuation adjustments and losses on the sale of OREO and an OTTI on two investment securities.  Valuation adjustments and losses for the six months ended June 30, 2009 totaled $3.1 million.

•                  The FDIC adopted a final rule that imposed special assessment on insured depository institutions.  This increased the Company’s FDIC assessment expense by $1.2 million for the three months ended June 30, 2009.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2009, increased to $26.4 million and $53.2 million, respectively, compared to $23.7 million and $45.8 million for the same periods in 2008.

•                  The net interest margin on a tax-equivalent basis was 4.38% for the three and six months ended June 30, 2009, compared to 4.08% and 4.03% for the same periods in 2008.

•                  Gross loans decreased $79.5 million from December 31, 2008, or (7.9)% on an annualized basis.

•                  Provision for loan and credit losses for the three and six months ended June 30, 2009, was $35.1 million and $69.0 million, compared to $5.6 million and $10.7 million for the comparable periods in 2008.

•                  Net loan charge-offs totaled $23.4 million for the three months ended June 30, 2009, or 4.7% annualized of average loans during the period, compared to 0.75% annualized for the same period in 2008.

•                  Nonperforming assets increased to $93.9 million or 3.7% of total assets at June 30, 2009, compared to $47.0 million or 1.75% of total assets at December 31, 2008.

•                  The allowance for loan and credit losses increased to 3.87% of total loans at June 30, 2009, compared to 1.32% for the same period in 2008.

•                  The Company’s total risk-based capital ratio decreased to 13.4% at the end the second quarter of 2009 from 14.5% at the end of 2008.

•                  The Company terminated a $30.0 million revolving line of credit that had not been accessed since the fourth quarter of 2008.

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

The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with SFAS 157 to determine the instrument’s fair value.  At June 30, 2009, 18.0% or $458.3 million of total assets, represented assets recorded at fair value on a recurring basis.  At June 30, 2009, 0.2% or $4.0 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets (financial and nonfinancial) recorded at fair value on a nonrecurring basis represented $95.8 million or 3.8% of total assets.

At June 30, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote-based applications, considered Level 2 inputs.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at June 30, 2009, using Level 1 and 2 inputs was $446.8 million.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.8 million at June 30, 2009.   At June 30, 2009, investments incorporating Level 3 inputs as part of their valuation represent 0.11% of total assets.  The Company recognized a loss of $0.4 million on the private label MBS for the three months ended June 30, 2009.  Unrealized losses of $3.6 million were recorded in other comprehensive income relating to private label MBS for the three months ended June 30, 2009.

Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of SFAS 157, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at June 30, 2009, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Financial Condition

Total assets at June 30, 2009 were $2.5 billion, a decrease of $143.4 million or 5.3% from December 31, 2008, due primarily to a decrease in the loan portfolio of $79.5 million, an increase in the allowance for loan losses of $32.4 million and a goodwill impairment of $33.7 million during the first half of 2009.  In 2009, higher level of loan pay downs and maturities and the increase in the allowance for loan losses from December 31, 2008, exceeded new credit extensions of $124.7 million and loan advances of $218.4 million.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings.  Investments decreased by $34.3 million from $500.4 million at December 31, 2008, to $466.1 million at June 30, 2009.  The decrease in investments is primarily attributable to a Federal Home Loan Bank (FHLB) stock sale of $7.9 million, maturities of $47.0 million and OTTI of $1.7 million.  These changes were offset by purchases of $13.3 million.  Purchases during the first half of 2009 consisted of two corporate debt securities issued by publicly traded Companies, a municipal bond and a mortgage-backed security. Maturing investments were largely high-grade government-backed mortgage-backed securities (MBS).  Additionally, net unrealized losses on available-for-sale securities decreased by $9.0 million to $6.3 million during the first half of 2009.

Investments comprised 18.3% of total assets at June 30, 2009, a slight decrease from 18.6% at December 31, 2008.  Our investment portfolio is mainly comprised of MBS, including MBS issued by U.S. government agencies or government sponsored entities.  The portfolio does not hold any securities exposed to sub-prime mortgage loans.  The table below summarizes the composition of our available for sale investment portfolio at June 30, 2009.

	June 30, 2009		% of	Unrealized	% of total
(in thousands)	Book value	Fair value	Portfolio	gain / (loss)	unrealized gain
Mortgage-backed securities	$388,302	$399,807	88.9%	$11,505	181.5%
Trust preferred securities	23,189	20,952	4.7%	(2,237)	-35.3%
Obligations of states and political subdivisions	2,982	2,974	0.7%	(8)	-0.1%
Corporate debt securities	22,397	23,109	5.1%	712	11.2%
Private label mortgage-backed securities	6,429	2,795	0.6%	(3,634)	-57.3%
Total available for sale securities	$443,299	$449,637	100.0%	$6,338	100.0%

Loans.  Gross loans held for investment decreased by $81.7 million or 4.0% to $1.9 billion at June 30, 2009 from December 31, 2008.  The decrease was equally distributed between our two markets Arizona (51%) and Colorado (49%).  Overall, at June 30, 2009 the decrease in our loan portfolio is mainly attributed to our Commercial and Real Estate – construction loans decreasing by $45.7 million and $29.3 million, respectively, from December 31, 2008.

	June 30, 2009		December 31, 3008		June 30, 2008
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$603,278	32.1%	$648,968	32.6%	$618,677	32.0%
Real Estate - mortgage	1,009,960	53.8%	1,017,444	51.2%	929,949	48.0%
Real Estate - construction	237,663	12.7%	266,928	13.4%	323,554	16.7%
Consumer	85,385	4.6%	86,701	4.4%	76,457	4.0%
Other	13,304	0.7%	11,212	0.6%	12,540	0.6%
Gross loans	1,949,590	103.9%	2,031,253	102.2%	1,961,177	101.3%
Less allowance for loan losses	(75,256)	(4.0)%	(42,851)	(2.2)%	(25,727)	(1.3)%
Net loans held for investment	1,874,334	99.9%	1,988,402	100.0%	1,935,450	100.0%
Loans held for sale	2,185	0.1%	—	0.0%	—	0.0%
Total net loans	$1,876,519	100.0%	$1,988,402	100.0%	$1,935,450	100.0%

Loans Held for Sale.  At June 30, 2009, the Company had $2.2 in loans held for sale due to management’s intention to sell specific loans in the portfolio.

Goodwill.  Goodwill decreased by $33.7 million to $12.5 million at June 30, 2009, from $46.2 million at December 31, 2008 wholly due to an impairment charge.  The impairment was the result of an analysis of the Company’s reporting units conducted during the first quarter of 2009 that indicated that the carrying value of goodwill exceeded its implied value.

Deferred Income Taxes.  Deferred income taxes increased $10.5 million to $27.5 million at June 30, 2009, from $16.9 million at December 31, 2008.  The increase was primarily related to the $12.3 million tax effect of the provision for loan and credit losses (net of charge-offs and recoveries) offset by unrealized gains in the securities portfolio and increases in the fair market value of our interest rate swaps.

Other Real Estate Owned.  OREO increased by $20.6 million to $26.5 million at June 30, 2009 from $5.9 million at December 31, 2008.  During the first half of 2009, the Company disposed of $3.3 million in OREO and took possession of an additional $23.8 million in OREO.  At June 30, 2009, $10.1 million or 38% of OREO was in

Arizona while the remaining $16.4 million or 62% was in Colorado.  The Company held a total of 17 properties at June 30, 2009, of which 12 were located in Arizona compared to five in Colorado.

Other Assets.  Other Assets increased by $5.3 million to $32.0 million at June 30, 2009, from $26.7 million at December 31, 2008.  The increase was primarily attributed to a $6.2 million increase in taxes receivable offset by a $0.8 million decrease in the fair value of derivative instruments.  The remaining change was attributed to fluctuations in other miscellaneous assets.

Deposits.  Total deposits increased by $119.6 million to $1.76 billion at June 30, 2009 from $1.64 billion at December 31, 2008.  Customer funding, excluding brokered deposits, increased $120.2 million from December 31, 2008.  We continue to see a migration from Money Market and NOW accounts into certificates of deposits offered through the CDARS program.  Overall, growth in deposits was primarily attributed to certificates of deposits of $100,000 and over and noninterest-bearing demand deposits.

	June 30, 2009		December 31, 3008		June 30, 2008
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market	$524,622	27.9%	$565,948	31.9%	$626,500	35.1%
Savings	9,432	0.5%	9,274	0.5%	10,726	0.6%
Eurodollar	103,303	5.5%	88,025	5.0%	100,771	5.6%
Certificates of deposits under $100,000	56,657	3.0%	76,559	4.3%	89,059	5.0%
Certificates of deposits $100,000 and over	405,888	21.6%	287,039	16.2%	340,926	19.2%
Reciprocal CDARS	117,408	6.3%	91,844	5.2%	16,341	0.9%
Brokered deposits	65,972	3.5%	66,611	3.8%	21,465	1.2%
Total interest-bearing deposits	1,283,282	68.3%	1,185,300	66.9%	1,205,788	67.6%
Noninterest-bearing demand deposits	475,353	25.3%	453,731	25.6%	446,145	25.0%
Customer repurchase agreements	118,958	6.4%	133,478	7.5%	131,717	7.4%
Total deposits and customer repurchase agreements	$1,877,593	100.0%	$1,772,509	100.0%	$1,783,650	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $14.5 million since December 31, 2008, partially due to the migration of funds to the Eurodollar sweep product that offers a higher interest rate.

Other Short-Term Borrowings.  Other short-term borrowings decreased by $190.0 million to $353.0 million at June 30, 2009, from $543.1 million at December 31, 2008.  Other short-term borrowings consist of federal funds purchased, overnight and term borrowings from the FHLB, advances on a revolving line of credit and short-term borrowings from the U.S. Treasury.  The decrease in other short-term borrowings is primarily due to the increase of $119.6 million in deposits and the $34.3 million decrease in investments in the first half of 2009. Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be volatile due to increased competition and uncertain economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
INCOME STATEMENT DATA
Interest income	$32,841	$35,639	$(2,798)	(7.9)%	$66,375	$73,036	$(6,661)	(9.1)%
Interest expense	6,615	12,143	(5,528)	(45.5)%	13,570	27,562	(13,992)	(50.8)%
NET INTEREST INCOME BEFORE PROVISION	26,226	23,496	2,730	11.6%	52,805	45,474	7,331	16.1%
Provision for loan losses	35,249	5,986	29,263	488.9%	68,996	11,017	57,979	526.3%
NET INTEREST INCOME (LOSS) AFTER PROVISION	(9,023)	17,510	(26,533)	(151.5)%	(16,191)	34,457	(50,648)	(147.0)%
Noninterest income	8,035	11,610	(3,575)	(30.8)%	14,156	19,301	(5,145)	(26.7)%
Noninterest expense	24,273	22,477	1,796	8.0%	81,601	44,382	37,219	83.9%
INCOME (LOSS) BEFORE INCOME TAXES	(25,261)	6,643	(31,904)	(480.3)%	(83,636)	9,376	(93,012)	(992.0)%
Provision (benefit) for income taxes	(9,740)	2,420	(12,160)	(502.5)%	(20,668)	3,290	(23,958)	(728.2)%
NET INCOME (LOSS)	(15,521)	4,223	(19,744)	(467.5)%	(62,968)	6,086	(69,054)	(1134.6)%
Net (income) loss attributable to noncontrolling interest	(290)	(40)	(250)	625.0%	208	(308)	516	(167.5)%
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(15,811)	$4,183	$(19,994)	(478.0)%	$(62,760)	$5,778	$(68,538)	(1186.2)%

The annualized return on average assets for the three and six months ended June 30, 2009 was (2.46)% and (4.83)%, respectively, compared to 0.67% and 0.47% for the same periods in 2008.  The Annualized return on average shareholders’ equity for the three and six months ended June 30, 2009 was (30.77)% and (55.13)%, respectively, compared to 8.64% and 5.97% for the same periods in 2008.  The decrease in our return on average assets and common shareholders’ equity is primarily attributable to the provision for loan and credit losses of $35.1 and $69.0 million for the respective three and six months ended June 30, 2009 compared to $5.6 million and $10.7 million for the year earlier period and a goodwill impairment of $33.7 million recorded in the first quarter of 2009.  For the three and six months ended June 30, 2009, the efficiency ratio was 66.47% and 66.78% compared to 64.07% and 68.75% for the same periods in 2008.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  In September 2007, the FOMC began lowering its target for the federal funds rate and continued lowering the target through December 2008 by which time it had reduced the target rate by 500 basis points to a range of 0-25 basis points.  Interest income, directly impacted by the declining interest rate environment, fell 7.9% and 9.1% during the three and six months ended June 30, 2009, respectively, compared to the year-earlier periods.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,
		2009			2008
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$3,647	$21	2.28%	$7,492	$59	3.12%
Investment securities (2)	471,228	6,066	5.15%	420,826	5,431	5.16%
Loans (2), (3)	2,012,342	26,937	5.30%	1,930,674	30,311	6.21%
Allowance for loan losses	(67,809)			(24,020)
Total interest-earning assets	$2,419,408	$33,024	5.26%	$2,334,972	$35,801	6.01%
Noninterest-earning assets
Cash and due from banks	35,082			42,674
Other	125,958			125,254
Total assets	$2,580,448			$2,502,900

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$516,489	$1,457	1.13%	$676,456	$3,227	1.92%
Savings	9,221	11	0.48%	10,969	34	1.25%
Eurodollar	98,314	327	1.32%	108,345	553	2.02%
Certificates of deposit
Brokered	36,270	117	1.29%	65,759	687	4.20%
Reciprocal	116,178	406	1.40%	14,971	119	3.20%
Under $100,000	65,672	412	2.52%	94,118	916	3.91%
$100,000 and over	417,936	2,273	2.18%	342,153	3,077	3.62%
Total interest-bearing deposits	$1,260,080	$5,003	1.59%	$1,312,771	$8,613	2.64%
Other borrowings
Securities sold under agreements to repurchase	119,308	259	0.86%	155,267	715	1.82%
Other short-term borrowings	422,241	232	0.22%	310,217	1,849	2.36%
Long term-debt	93,150	1,121	4.76%	72,166	966	5.30%
Total interest-bearing liabilities	$1,894,779	$6,615	1.39%	$1,850,421	$12,143	2.62%
Noninterest-bearing demand accounts	459,873			439,986
Total deposits and interest-bearing liabilities	2,354,652			2,290,407
Other noninterest-bearing liabilities	17,990			17,699
Total liabilities	2,372,642			2,308,106
Total equity	207,806			194,794
Total liabilities and shareholders’ equity	$2,580,448			$2,502,900
Net interest income - taxable equivalent		$26,409			$23,658
Net interest spread			3.87%			3.39%
Net interest margin			4.38%			4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.69%			126.19%

	For the six months ended June 30,
		2009			2008
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$4,559	$48	2.09%	$9,036	$166	3.63%
Investment securities (2)	480,367	12,419	5.17%	403,708	10,473	5.19%
Loans (2), (3)	2,018,810	54,279	5.35%	1,892,083	62,708	6.56%
Allowance for loan losses	(56,334)			(22,635)
Total interest earning-assets	$2,447,402	$66,746	5.31%	$2,282,192	$73,347	6.30%
Noninterest-earning assets
Cash and due from banks	35,469			42,152
Other	136,253			125,925
Total assets	$2,619,124			$2,450,269

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$525,854	$2,997	1.15%	$676,255	$7,597	2.26%
Savings	9,738	23	0.48%	11,105	83	1.50%
Eurodollar	97,692	638	1.30%	100,507	1,165	2.29%
Certificates of deposits
Brokered	33,573	186	1.12%	101,630	2,345	4.64%
Reciprocal	108,982	772	2.84%	14,495	267	3.70%
Under $100,000	67,846	944	2.81%	99,470	2,124	4.29%
$100,000 and over	381,871	4,381	2.31%	329,088	6,571	4.02%
Total interest-bearing deposits	$1,225,556	$9,941	1.76%	$1,332,550	$20,152	3.04%
Other borrowings
Securities sold under agreements to repurchase	121,552	531	0.87%	152,510	1,622	2.10%
Other short-term borrowings	480,546	738	0.31%	250,357	3,571	2.82%
Long-term debt	93,150	2,360	5.04%	72,166	2,217	6.08%
Total interest-bearing liabilities	$1,920,804	$13,570	1.50%	$1,807,583	$27,562	3.05%
Noninterest-bearing demand accounts	449,935			430,497
Total deposits and interest-bearing liabilities	2,370,739			2,238,080
Other noninterest-bearing liabilities	17,952			17,417
Total liabilities and preferred securities	2,388,691			2,255,497
Total equity	230,433			194,772
Total liabilities and shareholders’ equity	$2,619,124			$2,450,269
Net interest income - taxable equivalent		$53,176			$45,785
Net interest spread			3.81%			3.25%
Net interest margin			4.38%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.42%			126.26%

(1)                        Average yield or cost for the three and six months ended June 30, 2009 and 2008 has been annualized, and is not necessarily indicative of results for the entire year.

(2)                        Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                        Loan fees included in interest income are not material.  Nonaccrual loans are excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and six months ended June 30, 2009, was equally driven by a decline in interest rates and the mix and volume of interest earning-assets and interest-bearing liabilities.  For the three months ending June 30, 2009, compared to the same periods in 2008, the yield on average interest-earning assets decreased 75 basis points to 5.26%, while rates on average interest-bearing liabilities decreased by 123 basis points to 1.39%.  For the six months ending June 30, 2009, compared to the same periods in 2008, the yield on average interest-earning assets decreased 99 basis points to 5.31%, while rates on average interest-bearing liabilities decreased by 155 basis points to 1.50%.  Management believes the Company’s deposit rates have been set to retain deposits (and protect the margin), but not at a level that would be expected to attract new deposits.  Although current short-term borrowing rates are at historic lows, rates may rise as the industry and overall economy gain a more solid footing and temporary government lending programs are phased out.  The Company intends to continue its focus on core deposit generation which may increase its marginal funding cost in the near term and place pressure on the net interest margin.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
NONINTEREST INCOME
Deposit service charges	$1,248	$972	$276	28%	$2,425	$1,911	$514	27%
Other loan fees	498	337	161	48%	661	534	127	24%
Investment advisory and trust income	1,308	1,739	(431)	(25)%	2,532	3,412	(880)	(26)%
Insurance income	2,795	4,153	(1,358)	(33)%	6,179	7,776	(1,597)	(21)%
Investment banking income	399	3,196	(2,797)	(88)%	503	3,489	(2,986)	(86)%
Other income	1,787	1,213	574	47%	1,856	2,179	(323)	(15)%
Total noninterest income	$8,035	$11,610	$(3,575)	(31)%	$14,156	$19,301	$(5,145)	(27)%

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

Deposit Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Deposit service charges increased by 28% and 27% for the three and six months ended June 30, 2009, respectively, from the comparable periods in 2008. The increase is mainly due to increases in treasury management analysis fees.  The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three and six months ended June 30, 2009 decreased $0.4 million and $0.9 million, respectively, from the same period in 2008.  The decrease is mainly attributable to dramatic stock market declines over the past 12 months.  Fees earned are generally based on a percentage of the assets under management and market volatility has a direct impact on earnings.

At June 30, 2009, Discretionary Assets Under Management (AUM), primarily equity securities, were $698.7 million compared to $896.8 million a year ago, a 22.1% decline.  Year to date, AUM is down $10.5 million but has increased by $33.1 million since March 31, 2009.  Total AUM, including custody and advisory assets were $1.44 billion at June 30, 2009 compared to $1.61 billion at June 30, 2008.  Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given the current market conditions.  The downturn in the stock market continues to adversely impact revenue growth and a delayed recovery could potentially keep revenues flat in the absence of new account generation.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the number of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.

For the three and six months ended on June 30, 2009 and 2008, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Wealth transfer and executive compensation	17.6%	36.3%	21.0%	28.4%
Benefits consulting	31.5%	24.2%	28.5%	24.7%
Property and casualty	48.4%	37.7%	48.3%	44.6%
Fee income	2.5%	1.8%	2.2%	2.3%
	100.0%	100.0%	100.0%	100.0%

Income from the Insurance operating segment decreased by $1.4 million or 33% during the three months ended June 30, 2009 compared to the same period in 2008.  Income for the six months ended June 30, 2009, decreased $1.6 million or 21% compared to 2008.  The decline in these periods is largely attributed to wealth transfer income as commissions earned on first-year policies fell by $1.0 million or 85% in the quarter ended June 30, 2009, compared to 2008.  Wealth transfer business is transactional in nature and sales of the life insurance products brokered by the unit are under pressure due in large part to declines in the overall stock market. Also contributing to the six-month income decline was a $0.5 million decrease in property and casualty income.  The change is attributed to a drop in new business generation, continued premium softening and pressure on broker commissions.  Benefits consulting is by nature a more recurring source of income and was down approximately 6% for the six months ended June 30, 2009 compared to 2008.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and six months ended June 30, 2009, decreased by $2.8 million and $3.0 million compared to the same periods in 2008, largely the result of fewer and smaller deals closing thus far in 2009 than in 2008 and a decline in the number of active clients on retainer.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.6 million and decreased $0.3 million for the three and six months ended June 30, 2009, compared to the same periods in 2008.  The increase in other income for both periods is primarily due to earnings on equity method and private equity investments.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$13,081	$15,616	$(2,535)	(16)%	$26,919	$30,165	$(3,246)	(11)%
Share- based compensation expense	411	462	(51)	(11)%	818	886	(68)	(8)%
Occupancy expenses, premises and equipment	3,288	3,247	41	1%	6,562	6,384	178	3%
Amortization of intangibles	169	186	(17)	(9)%	338	389	(51)	(13)%
Other operating expenses	3,479	2,600	879	34%	7,330	5,803	1,527	26%
FDIC and other assessments	2,153	357	1,796	503%	2,886	695	2,191	315%
Impairment of goodwill	—	—	—	0%	33,697	—	33,697	100%
Net OTTI on securities recognized in earnings	286	—	286	100%	286	—	286	100%
Net loss on securities, other assets and OREO	1,406	9	1,397	15522%	2,765	60	2,705	4508%
Total noninterest expenses	$24,273	$22,477	$1,796	8%	$81,601	$44,382	$37,219	84%

Salaries and Employee Benefits.  Salaries and employee benefits decreased by $2.5 million and $3.2 million during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  A factor in the decrease relates to a revenue decline at the insurance segment where compensation for the sales force is a direct function of revenue and at the investment banking segment where bonus is tied to closely to success fee income on closed deals.  At the commercial bank and holding company, banker and executive management bonus accruals have been reduced given the earnings decline at the bank and limitations on executive compensation for companies participating in the U.S. Treasury’s Capital Purchase Program.  Base salaries for non-commission employees for the three and six months ended June 30, 2009 was up a modest 3% from comparable periods in 2008, largely the result of annual merit increases effective January 1, 2009, averaging 2% and a small increase in the full-time equivalent employee base of 538 at June 30, 2009 compared to 532 a year earlier.

Share-based Compensation. The Company uses share-based compensation to retain existing employees and recruit new employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  2009 costs are generally in line with 2008.  Increased costs associated with inflation-based rent escalations and an expansion of the space occupied at the Company headquarters in Denver, Colorado were offset by decreases in the common area expense fees associated with our facilities.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments.  For the three and six months ended June 30, 2009, the increase in other operating expenses over the comparable periods in 2008 was driven by increased expenses on loan workouts.  The Company continues to pursue cost reduction measures across all companies where possible and when customer service quality will not be diminished.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  The increase in FDIC and other assessments for the three and six months ended June 30, 2009, over the same periods in 2008 was primarily attributed to an increase in rates on standard assessments and a special assessment adopted by the FDIC on May 22, 2009.  The special assessment increased costs by $1.2 million in the second quarter of 2009.  The FDIC has also announced that an additional special assessment in 2009 is probable.  The Company’s standard FDIC assessments have been escalating since late 2008 when higher deposit insurance levels were made available and the number bank failures climbed (28 failures in 2008 and 64 failures through July 24, 2009).

Impairment of Goodwill.  During the first quarter of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty was a triggering event that would require a goodwill impairment test.  The preliminary results of the impairment analysis indicated that goodwill was impaired by $33.7 million, which was included in earnings for the three months ended March 31, 2009.  No adjustment was made to the preliminary charge during the quarter ended June  30, 2009.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the second quarter of 2009, total OTTI on debt securities amounted to $0.4 million, which includes $0.3 million of credit-related OTTI and $0.1 million related to securities the Company intends to sell (which is included in Net loss on securities, other assets, and OREO).

Net loss on Securities, Other Assets, and OREO. Year-to-date losses of $3.1 million on other assets and securities relate primarily to the recognition of $1.6 million OTTI on three securities in the investment portfolio (two single-issuer trust preferred security holdings and one private label MBS), losses in the OREO portfolio of $1.3 million and a $0.1 million charge recognizing impairment on an intangible tradename asset.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Provision for loan losses	$35,249	$5,986	$68,996	$11,017
Provison for credit losses (included in other expenses)	(150)	(350)	—	(350)

Total provision for loan and credit losses	$35,099	$5,636	$68,996	$10,667

The provision for loan and credit losses was $35.1 million and $69.0 million for the three and six months ended June 30, 2009, compared to $5.6 million and $10.7 million for the respective periods in 2008. The negative trend in real estate values that started in 2007 and accelerated throughout 2008 continues into 2009.  A severely depressed residential market in Arizona continues to weigh heavily on the loan portfolio in that market. The Colorado market to this point had experienced less dramatic declines in property values and economic activity than Arizona but is showing it is not immune to a further deterioration in market conditions. The receipt of borrower year-end financial statements, as well as focused portfolio reviews by our bankers contributed to the increase in adversely graded credits in both markets over the last quarter.  While certain elements of the Arizona real estate market are exhibiting signs that negative valuation trends could be slowing, the market continues to share the loan portfolio losses disproportionately as roughly 36.5% of total loans were associated with that market at June 30, 2009.

All loans are continually monitored to identify potential problems with repayment and collateral sufficiency.  At June 30, 2009, the allowance for loan and credit losses amounted to 3.87% of total loans, compared to 2.12% at December 31, 2008 and 1.32% at June 30, 2008.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and six months ended June 30, 2009, the Company had net charge-offs of $23.4 million and $36.6 million, compared to $3.6 million and $5.3 million for the same respective periods in 2008 and $17.0 million for the year ended December 31, 2008.  Year-to-date net charge-offs of $18.9 million and $17.7 million relate to Colorado credits and Arizona credits, respectively.  Included in the Colorado net charge-offs is $6.1 million relating to a single real estate credit foreclosed on during the quarter and a single commercial credit of $3.0 million.  Included in Arizona charge-offs were five construction and development projects that totaled $11.9 million.  The Company continues to reduce construction related credits in Arizona.

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit.  While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses is recorded in “Accrued interest and other liabilities” in the accompanying condensed consolidated balance sheet.  Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded.  Due to the relationship of these allowances as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Balance of allowance for loan losses at beginning of period	$42,851	$20,043	$20,043
Charge-offs:
Commercial	7,990	2,194	835
Real estate — mortgage	1,471	427	—
Real estate — construction	26,991	14,122	4,401
Consumer	618	364	124
Other	24	37	2
Total charge-offs	37,094	17,144	5,362

Recoveries:
Commercial	109	42	27
Real estate — mortgage	2	7	—
Real estate — construction	381	—	—
Consumer	2	103	1
Other	9	4	1
Total recoveries	503	156	29
Net charge-offs	(36,591)	(16,988)	(5,333)

Provision for loan losses charged to operations	68,996	39,796	11,017
Balance of allowance for loan losses at end of period	$75,256	$42,851	$25,727

Balance of allowance for credit losses at beginning of period	$259	$576	$576
Provision for credit losses charged to operations	—	(317)	(350)
Balance of allowance for credit losses at end of period	$259	$259	$226

Total provision for loan and credit losses charged to operations	$68,996	$39,479	$10,667

Ratio of net charge-offs to average loans (annualized)	3.66%	0.87%	0.57%

Average loans outstanding during the period	$2,018,810	$1,944,728	$1,892,083

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2009	2008	2008
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$35	$1,292	$1,096
Nonaccrual loans:
Commercial	11,764	9,312	7,334
Real estate - mortgage	39,921	13,616	594
Real estate - construction	12,403	15,557	11,074
Consumer and other	3,306	1,301	76
Total nonaccrual loans	67,394	39,786	19,078
Total nonperforming loans	67,429	41,078	20,174
OREO and repossessed assets	26,461	5,941	2,580
Total nonperforming assets	$93,890	$47,019	$22,754

Allowance for loan losses	$75,256	$42,851	$25,727
Allowance for credit losses	259	259	226
Allowance for loan and credit losses	$75,515	$43,110	$25,953

Ratio of nonperforming assets to total assets	3.70%	1.75%	0.89%
Ratio of nonperforming loans to total loans	3.45%	2.02%	1.03%
Ratio of nonperforming loans and OREO to total loans and OREO	4.75%	2.31%	1.16%
Ratio of allowance for loan and credit losses to total loans (excluding held for sale)	3.87%	2.12%	1.32%
Ratio of allowance for loan and credit losses to nonperforming loans	111.99%	104.95%	128.66%

Nonperforming assets on a dollar-basis were distributed $32.3 million to Arizona and $61.5 million to Colorado at June 30, 2009. Included in nonperforming assets is $26.5 million of OREO, property foreclosed on and available for resale.  At June 30, 2009 OREO with a fair value of $10.1 million is located in Arizona and of the $16.4 million located in Colorado, $12.0 million is attributable to a single real estate development.  This marks a shift between the markets, a reflection of the deepening economic downturn in Colorado during the current quarter, as nonperforming assets on a dollar-basis were approximately evenly distributed between the two markets with $26.3 million in Arizona and $26.2 million in Colorado at March 31, 2009.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A description of each segment is provided in Note 11 of the accompanying notes to the condensed consolidated financial statements.  A valuation analysis of the Company’s operating segments was performed during the first quarter of 2009 in order to evaluate possible impairment of goodwill and other intangible assets.  The analysis indicated there was impairment and a noncash charge of $33.7 million was recorded.  Goodwill is allocated to the operating segments based on expected synergies between the segments and each operating segment was impacted by the impairment charge.  For additional discussion of the impairment see Note 6 to the condensed consolidated financial statements. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$27,330	$24,606	$2,724	11%	$55,139	$48,055	$7,084	15%
Provision for loan losses	35,249	5,986	29,263	489%	68,996	11,017	57,979	526%
Noninterest income	2,773	2,502	271	11%	4,702	4,262	440	10%
Noninterest expense	10,323	7,546	2,777	37%	33,813	15,429	18,384	119%
Provision (benefit) for income taxes	(4,768)	5,031	(9,799)	(195)%	(9,581)	9,606	(19,187)	(200)%
Net income (loss) before management fees and overhead	(10,701)	8,545	(19,246)	(225)%	(33,387)	16,265	(49,652)	(305)%
Management fees and overhead allocations, net of tax	3,107	3,886	(779)	(20)%	8,212	8,160	52	1%
Net income (loss)	$(13,808)	$4,659	$(18,467)	(396)%	$(41,599)	$8,105	$(49,704)	(613)%

Other information
Full-time equivalent employees	400.07	379.11			400.28	377.09

Net income for the three and six months ended June 30, 2009 decreased $18.5 million, or 396%, and $49.7 million, or 613%, respectively, compared to the same periods in 2008. The decrease during the three months ended June 30, 2009, was primarily the result of a $29.3 million increase in the provision for loan losses offset by an increase in benefit for income taxes of $9.8 million and a decrease in management fess and overhead allocations of $0.8 million.  The decrease during the six months ended June 30, 2009, was primarily the result of a $58.0 million increase in provision for loan losses and an $18.4 million increase in noninterest expense, which includes a $15.3 million noncash goodwill impairment charge.  The negative changes were offset by a $19.2 million increase in benefit for income taxes and a $7.1 million increase in net interest income.  The increase in net interest income is primarily attributable to a decrease in interest expense due to decreases in the federal funds rate.  Changes in the federal funds rate have a direct correlation to changes in the prime rate and the underlying index for most of the variable-rate loans issued by the Company.  Loan loss provisions continue to be a significant factor affecting earnings for the Company and the industry as a whole.  According to the FDIC, two out of every three insured institutions increased their loss provisions in the first quarter of 2009.

Investment Banking.

	Investment Banking
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$1	$12	$(11)	(92)%	$4	$19	$(15)	(79)%
Noninterest income	399	3,196	(2,797)	(88)%	503	3,489	(2,986)	(86)%
Noninterest expense	955	1,679	(724)	(43)%	4,101	2,606	1,495	57%
Provision (benefit) for income taxes	(209)	588	(797)	136%	(1,964)	351	(2,315)	660%
Net income (loss) before management fees and overhead	(346)	941	(1,287)	(137)%	(1,630)	551	(2,181)	(396)%
Management fees and overhead allocations, net of tax	30	40	(10)	(25)%	68	89	(21)	(24)%
Net income (loss)	$(376)	$901	$(1,277)	(142)%	$(1,698)	$462	$(2,160)	(468)%

Other information
Full-time equivalent employees	22.53	22.00			21.64	21.95

Net income for the three and six months ended June 30, 2009 decreased $1.3 million and $2.2 million, respectively, as compared to the same periods in 2008.  The decrease for the three months ended June 30, 2009 was primarily the result of a decline in noninterest income of $2.8 million, offset by a reduction in noninterest expense and income taxes.  The decrease for the six months ended June 30, 2009, was attributable to a decrease in noninterest income of $3.0 million and an increase in noninterest expense of $1.5 million.  Included in noninterest expense is a noncash goodwill impairment charge of $2.2 million for the six months ended June 30, 2009.  These negative changes were offset by an increase in the benefit for income taxes of $2.3 million.

The segment continues to have a diversified backlog of engaged transactions, though the number of engaged deals placed on hold continued to increase during the first half of 2009.  Restricted credit markets will continue to have an impact on both volume and multiples in middle-market transactions.  M&A activity in the United States during 2009 was weaker during the second quarter with quarterly deal volume down approximately 25% quarter over quarter.

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$(3)	$(4)	$1	(25)%	$(3)	$(2)	$(1)	50%
Noninterest income	1,308	1,739	(431)	(25)%	2,532	3,415	(883)	(26)%
Noninterest expense	1,698	1,703	(5)	( )%	6,434	3,398	3,036	89%
Provision (benefit) for income taxes	(152)	22	(174)	(791)%	(305)	26	(331)	(1,273)%
Net income (loss) before management fees and overhead	(241)	10	(251)	(2,510)%	(3,600)	(11)	(3,589)	32,627%
Management fees and overhead allocations, net of tax	84	89	(5)	(6)%	195	175	20	11%
Net income (loss)	$(325)	$(79)	$(246)	311%	$(3,795)	$(186)	$(3,609)	1,940%

Other information
Full-time equivalent employees	33.72	34.75			33.85	35.02

Net loss for the three and six months ended June 30, 2009 increased $0.2 million and $3.6 million, respectively, compared to the same periods in 2008.  The increase in the net loss for the three months ended June 30, 2009 was the result of a decrease of $0.4 million in noninterest income offset by a $0.2 million increase in benefit for income taxes.  The increase for the six months ended June 30, 2009, was primarily the result of a decrease of $0.9 million in noninterest income and a goodwill impairment charge of $3.1 million (included in noninterest expense) offset by an increase in the benefit for income taxes of $0.3 million.  As revenues of this segment are generally a function of the value of assets under management, the decrease was driven primarily by a decline in the broader equity market.

Discretionary AUM were $698.7 million at June 30, 2009.  Total AUM, including custody and advisory assets, were $1.4 billion at June 30, 2009 (including a very significant advisory client base on which we receive an hourly consulting fee, as opposed to a basis-point-fee on AUM).

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given general market conditions.  Continued pressure on AUM levels may mute current-year revenue growth.

Insurance.

	Insurance
	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$(4)	$(2)	$(2)	100%	$(6)	$(1)	$(5)	500%
Noninterest income	2,795	4,153	(1,358)	(33)%	6,179	7,776	(1,597)	(21)%
Noninterest expense	2,966	3,839	(873)	(23)%	19,478	7,249	12,229	169%
Provision (benefit) for income taxes	(63)	130	(193)	148%	(87)	223	(310)	139%
Net income (loss) before management fees and overhead	(112)	182	(294)	(162)%	(13,218)	303	(13,521)	(4,462)%
Management fees and overhead allocations, net of tax	90	99	(9)	(9)%	204	220	(16)	(7)%
Net income (loss)	$(202)	$83	$(285)	-100%	$(13,422)	$83	$(13,505)	-100%

Other information
Full-time equivalent employees	80.61	80.74			80.77	80.49

Net loss for the three and six months ended June 30, 2009 increased $0.3 million and $13.5 million, respectively, compared to the same periods in 2008.  Net loss for the three months ended June 30, 2009 increased primarily as a result of a decline in noninterest income of $1.4 million, offset by a decrease in noninterest expense of $0.9 million.   The net loss increase for the six months ended June 30, 2009 was attributable to a decrease in noninterest income of $1.6 million and an increase of $12.2 million in noninterest expense, which includes a $13.0 million noncash goodwill impairment charge.  These negative changes were offset by a $0.3 million increase in benefit for income taxes.  Insurance income decreased to $2.8 million and $6.2 million for the three and six months ended June 30, 2009, respectively.  The decrease for the three and six months ended June 30, 2009 is attributed to wealth transfer, which is transactional in nature, and the P&C line, which continues to be adversely affected by the soft premium market.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2009:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$35	$—	$—	$—	$35
Term Auction Facility (2)	263,051	—	—	—	263,051
FHLB overnight funds purchased (1)	90,000	—	—	—	90,000
Repurchase agreements (1)	118,958	—	—	—	118,958
Operating lease obligations	4,949	9,108	7,342	10,652	32,051
Long-term debt obligations (3)	4,066	8,131	27,480	115,746	155,423
Preferred Stock, Series B dividend (4)	3,223	6,445	69,203	—	78,871
Supplemental executive retirement plan	—	—	—	2,920	2,920
Total contractual obligations	$484,282	$23,684	$104,025	$129,318	$741,309

(1) Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2) Includes interest of $51,000 through maturity at weighted average interest rate of 0.25%.

(3) Principal repayment of the junior subordinated debentures is assumed to be contractual maturity.  Principal repayment of the subordinated notes payable is assumed to be its first call date.  Interest is calculated at the applicable rate at June 30, 2009 and reported in the related “due within” categories.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $4.1 million due “Within one year,” $8.1 million due “After one but within three years,” $6.5 million due “After three but within five years” and $43.6 million due “After five years.”  Interest rates paid on junior subordinated debentures are variable-rates and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 9 to the condensed consolidated financial statements for additional information on subordinated debt.  See Note 7 for information on the Company’s interest rate swaps effectively fixing the applicable rate on the junior subordinated debt issues for various terms beginning in 2010.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance.  At June 30, 2009, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

The Company, at the time of the purchase of the assets of Bernard, Dietrich & Associates, Inc., placed into escrow $750,000 as deferred purchase price that could be earned by achieving certain agreed upon performance measures over the two-year period following the acquisition.  At December 31, 2008, it was determined the unit had met the performance measure in year one of the two year period.  Accordingly, in January 2009 $375,000 of the deferred purchase price was released to the former owners.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2009, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$377,188	$117,088	$37,710	$890	$532,876
Standby letters of credit	44,839	5,404	150	—	50,393
Commercial letters of credit	5,162	80	—	—	5,242
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,574	—	—	—	1,574
Total commitments	$430,943	$122,572	$37,860	$890	$592,265

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

Approximately $40.0 million of total commitments at June 30, 2009, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Interest rate swaps recorded on the balance sheet at June 30, 2009 do not represent amounts that will ultimately be received or paid under the contracts and are therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments, and cash flows from MBS.  Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth or borrowings under lines of credit with correspondent banks.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Available funding through correspondent lines at June 30, 2009, totaled $486.8 million, which represents 20.8% of the Company’s earning assets.  Total available funding of $486.8 million is comprised of $250.0 million in available federal funds purchased lines and $236.8 million in FHLB borrowing capacity. In addition, the Company had $95.2 million in securities available to be pledged for collateral for additional FHLB borrowings and Term Auction Facility (TAF) borrowings at June 30, 2009.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, totaled $46.2 million at June 30, 2009, compared to $45.5 million at December 31, 2008.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 96.2% and 95.9% of our total deposits balance of $1.8 billion and $1.6 billion at June 30, 2009 and December 31, 2008, respectively.  Our loan portfolio decreased by $79.5 billion or 3.9% to $1.9 billion at June 30, 2009 from $2.0 billion at December 31, 2008.  Due to the overall tightening observed in the credit markets during the previous year, the Company has continued to use alternative funding sources.  The Company uses various forms of short-term borrowings for cash management and liquidity purposes.  These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit.

The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2008, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  At June 30, 2009, the Bank has approved unsecured federal funds purchase lines with ten correspondent banks with an aggregate credit line of $250.0 million.

The Company was approved to participate in the Federal Reserve’s TAF to provide additional liquidity.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by an auction process, and must be fully collateralized.  At June 30, 2009, the Company had $263.0 million outstanding under the TAF at a weighted average interest rate of 0.25% with a term of less than 90 days.  The Company had approximately $211.2 million available in loans to pledge as collateral for additional funding under the TAF. The Company intends to continue pursuing funding via the TAF.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The reduction in the quarterly dividend is projected to save the Company approximately $5.6 million per year considering shares outstanding as of the date of the dividend reduction. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

On June 23, 2009, the Company terminated its revolving line of credit facility with U.S. Bank National Association.  The revolving line of credit had an aggregate principal sum of up to $30,000,000 with an interest rate based on a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.35%.  The agreement was terminated at the request of the Company prior to its expiration on July 30, 2009.  There was no amount drawn on the line of credit at the time of the termination and no premium or penalty was assessed to the Company for early termination.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At June 30, 2009 equity totaled $194.4 million, a $59.7 million decrease from December 31, 2008.  The decrease was due to net loss of $62.8 million, dividend payments of $3.7 million and loss from noncontrolling interests of $0.7 million.  These negative changes were offset by $1.1 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity and; an increase of $6.3 million in accumulated other comprehensive income due mainly to unrealized gains in our derivatives and available-for-sale securities portfolios.

On July 20, 2009, the Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $53.5 million after deducting underwriting discounts and commissions and estimated offering expenses.  The proceeds will be used to support the growth and related capital needs of the Bank, expand our operations through new de novo branch offices, fund possible acquisitions, and fund working capital needs.

Management believes the Company continues to have strong internal capital generation to support its operations.  We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding (i.e. TAF) are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to sustain its ability to raise adequate capital through one of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weightings, based generally on the perceived credit risk of the asset. These risk weightings are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2009, the Bank was well-capitalized with a Tier 1 Capital ratio of 9.46%, and Total Capital ratio of 10.74%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2009 was 10.78%, and its Total Capital ratio 13.44%. Total Risk-Based Capital for the consolidated company decreased by $37.1 million from $319.8 million at December 31, 2008 due to the net loss recognized in the first half of 2009.  Considering the public offering completed on July 20, 2009, the Company’s capital ratios will increase in the third quarter of 2009. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2009, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 21, 2009, the following proposals were adopted or rejected in the following manner:

1.               Election of Directors.

	Number of Shares
	For	Against	Abstain	Non votes
Steven Bangert	18,487,700	314,362	—	—
Michael B. Burgamy	18,330,296	471,766	—	—
Morgan Gust	18,475,235	326,827	—	—
Evan Makovsky	18,364,630	437,432	—	—
Douglas L. Polson	18,616,152	185,910	—	—
Mary K. Rhinehart	18,616,652	185,410	—	—
Noel N. Rothman	18,387,404	414,658	—	—
Timothy J. Travis	18,346,578	455,484	—	—
Mary Beth Vitale	18,567,528	455,484	—	—
Mary M. White	18,551,798	250,264	—	—

2.               Proposal for ratification of independent registered public accounting firm.

Number of
shares
For	18,670,160
Against	125,711
Abstain	2,254
Non votes	—

3.               Resolution providing for nonbinding shareholder approval of executive compensation.

Number of
shares
For	14,042,080
Against	4,651,959
Abstain	108,023
Non votes	—

4.               Proposal to amend the Company’s employee stock purchase plan to increase the number of shares authorized under the Plan to 900,000 shares and rename the plan the “CoBiz Financial Inc. Employee Stock Purchase Plan”.

Number of
shares
For	13,542,148
Against	850,252
Abstain	16,152
Non votes	4,393,510

5.               Shareholder proposal to adopt a policy that provides an annual shareholder advisory vote on executive compensation.

Number of
shares
For	5,259,287
Against	8,959,113
Abstain	190,152
Non votes	4,383,510

Item 6.    Exhibits

Exhibits and Index of Exhibits.

(1)   10.1               Underwriting agreement dated July 14, 2009, between CoBiz Financial Inc. and Keefe, Bruyette &

Woods, Inc.

(2)   10.2               CoBiz Financial Inc. Employee Stock Purchase Plan

31.1             Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2             Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1             Section 1350 Certification of the Chief Executive Officer.

32.2             Section 1350 Certification of the Chief Financial Officer.

(1)                                  Incorporated by reference herein from the Current Report on Form 8-K as filed on July 20, 2009.

(2)                                  Incorporated by reference herein from the Definitive Proxy Statement on Schedule 14A as filed on April 7, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	August 10, 2009	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	August 10, 2009	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer