Form 10-Q
period 2009-09-30
COBIZ FINANCIAL INC
filed 2009-11-09
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

There were 36,694,382 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at November 4, 2009.

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2009	2008
Assets
Cash and due from banks	$38,296	$35,857
Interest bearing deposits and federal funds sold	58,381	9,632
Total cash and cash equivalents	96,677	45,489
Investments:
Investment securities available for sale (cost of $472,164 and $479,197, respectively)	483,558	476,506
Investment securities held to maturity (fair value of $320 and $374, respectively)	314	376
Other investments	16,402	23,566
Total investments	500,274	500,448
Loans held for sale	1,844	—
Loans, net of allowance for loan losses of $81,499 and $42,851, respectively	1,796,626	1,988,402
Goodwill	—	46,160
Intangible assets, net of amortization of $3,741 and $3,235, respectively	5,078	5,704
Bank-owned life insurance	34,205	30,718
Premises and equipment, net of depreciation of $25,959 and $24,139, respectively	8,366	9,154
Accrued interest receivable	8,407	8,617
Deferred income taxes	31,538	16,933
Other real estate owned	22,452	5,941
Other	32,198	26,709
TOTAL ASSETS	$2,537,665	$2,684,275

Liabilities
Deposits
Demand	$524,171	$453,731
NOW and money market	583,877	565,948
Savings	9,952	9,274
Eurodollar	113,936	88,025
Certificates of deposits	701,482	522,053
Total deposits	1,933,418	1,639,031
Securities sold under agreements to repurchase	125,662	133,478
Other short-term borrowings	100,000	543,063
Accrued interest and other liabilities	50,119	21,469
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,302,349	2,430,191

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 36,694,382 and 23,374,762 issued and outstanding, respectively	364	232
Additional paid-in capital	221,959	164,484
Retained earnings	3,298	86,827
Accumulated other comprehensive income, net of income tax of $5,185 and $341, respectively	8,458	555
TOTAL SHAREHOLDERS’ EQUITY	234,080	252,099
Noncontrolling interest	1,236	1,985
TOTAL EQUITY	235,316	254,084
TOTAL LIABILITIES AND EQUITY	$2,537,665	$2,684,275

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$26,349	$30,445	$80,288	$92,887
Interest and dividends on investment securities:
Taxable securities	5,577	5,302	17,707	15,318
Nontaxable securities	24	31	74	93
Dividends on securities	125	219	333	569
Federal funds sold and other	27	55	75	221
Total interest income	32,102	36,052	98,477	109,088
INTEREST EXPENSE:
Interest on deposits	5,082	7,846	15,023	27,998
Interest on short-term borrowings	405	2,825	1,674	8,019
Interest on subordinated debentures	1,028	1,143	3,388	3,359
Total interest expense	6,515	11,814	20,085	39,376
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	25,587	24,238	78,392	69,712
Provision for loan losses	20,262	5,335	89,258	16,352
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	5,325	18,903	(10,866)	53,360
NONINTEREST INCOME:
Service charges	1,282	1,045	3,707	2,956
Investment advisory and trust income	1,292	1,517	3,824	4,932
Insurance income	3,019	3,743	9,198	11,519
Investment banking income	476	1,062	979	4,551
Other income	910	2,055	3,427	4,765
Total noninterest income	6,979	9,422	21,135	28,723
NONINTEREST EXPENSE:
Salaries and employee benefits	13,663	13,776	41,400	44,827
Occupancy expenses, premises and equipment	3,320	3,274	9,882	9,658
Amortization of intangibles	169	166	506	555
Other noninterest expense	4,365	3,005	11,696	8,807
FDIC and other assessments	1,061	385	3,947	1,080
Impairment of goodwill	12,463	—	46,160	—
Net other than temporary impairment losses on securities recognized in earnings	518	—	804	—
Net loss on securities, other assets and other real estate owned	407	1,097	3,172	1,158
Total noninterest expense	35,966	21,703	117,567	66,085
INCOME (LOSS) BEFORE INCOME TAXES	(23,662)	6,622	(107,298)	15,998
Provision (benefit) for income taxes	(7,919)	2,422	(28,587)	5,712
NET INCOME (LOSS)	(15,743)	4,200	(78,711)	10,286
Less: Net (income) loss attributable to noncontrolling interest	—	(37)	208	(345)
NET INCOME (LOSS)	$(15,743)	$4,163	$(78,503)	$9,941

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	1,620	(1,327)	7,903	(2,337)
COMPREHENSIVE INCOME (LOSS)	$(14,123)	$2,836	$(70,600)	$7,604

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.50)	$0.18	$(3.05)	$0.43
Diluted	$(0.50)	$0.18	$(3.05)	$0.43

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,711)	$10,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	372	491
Depreciation and amortization	3,298	3,086
Amortization of net loan fees	(816)	(1,817)
Provision for loan and credit losses	89,184	16,034
Share-based compensation	1,133	1,279
Federal Home Loan Bank stock dividend	(174)	(412)
Deferred income taxes	(19,393)	(3,219)
Excess tax (benefit) deficit from stock-based compensation	63	(135)
Increase in cash surrender value of bank-owned life insurance	(829)	(757)
Supplemental executive retirement plan	85	566
Impairment of goodwill	46,160	—
Loss on sale/write-down of premises and equipment, investment securities and OREO	3,976	1,158
Other operating activities, net	659	(1,895)
Changes in operating assets and liabilities:
Accrued interest receivable	210	1,165
Other assets	(8,068)	(193)
Accrued interest and other liabilities	(680)	(1,467)
Net cash provided by operating activities	36,469	24,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(542)	(6,454)
Proceeds from other investments	7,243	1,049
Proceeds from sale of investment securities available for sale	821	—
Purchase of investment securities available for sale	(49,385)	(141,544)
Maturities of investment securities held to maturity	63	59
Maturities of investment securities available for sale	83,641	96,363
Purchase of Bernard Dietrich and Associates	(375)	(6,781)
Purchase of bank-owned life insurance	(2,658)	—
Net proceeds from sale of loans and other real estate owned	13,078	280
Loan originations and repayments, net	70,698	(170,272)
Purchase of premises and equipment	(2,028)	(2,941)
Other investing activities, net	(538)	4
Net cash provided (used) by investing activities	120,018	(230,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	114,958	(79,309)
Net increase in certificates of deposits	179,410	73,862
Net increase (decrease) in short term borrowings	(443,063)	223,695
Net decrease in securities sold under agreements to repurchase	(7,816)	(28,072)
Proceeds from the issuance of subordinated notes payable, net	—	20,309
Proceeds from issuance of common stock, net	56,209	1,110
Dividends paid on common stock	(2,229)	(4,858)
Dividends paid on preferred stock	(2,112)	—
Excess tax benefit (deficit) from stock-based compensation	(63)	135
Net distribution to noncontrolling interests	(541)	(55)
Other financing activities, net	(52)	7
Net cash provided (used) by financing activities	(105,299)	206,824

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,188	757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,489	49,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,677	$50,383

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(unaudited)

		Cobiz Financial Inc. Shareholders
								Accumulated
		Preferred Stock		Common Stock		Additional		Comprehensive
		Shares		Shares		Paid-In	Retained	Income	Noncontrolling
(in thousands, except per share amounts)	Total	Issued	Amount	Issued	Amount	Capital	Earnings	(Loss)	Interest

BALANCE — December 31, 2007	$190,933	—	$—	22,992,756	$230	$96,906	$92,128	$6	$1,663

Cumulative effect adjustment pursuant to the adoption of EITF 06-4	(16)	—	—	—	—	—	(16)	—	—
Options exercised	603	—	—	91,031	1	602	—	—	—
Employee stock purchase plan	508	—	—	57,074	—	508	—	—	—
Stock-based compensation expense	1,279	—	—	—	—	1,279	—	—	—
Dividends paid-common ($0.21 per share)	(4,858)	—	—	—	—	—	(4,858)	—	—
Tax benefit from stock-based compensation	135	—	—	—	—	135	—	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $1,433	(2,337)	—	—	—	—	—	—	(2,337)	—
Net income	10,286	—	—	—	—	—	9,941	—	345
Distribution to noncontrolling interest	(55)	—	—	—	—	—	—	—	(55)
Other	(2)	—	—	—	—	(2)	—	—	—
BALANCE — September 30, 2008	$196,478	—	$—	23,140,861	$231	$99,428	$97,195	$(2,331)	$1,953

BALANCE — December 31, 2008	$254,084	64,450	$1	23,374,762	$232	$164,484	$86,827	$555	$1,985

Options exercised	153	—	—	23,479	—	153	—	—	—
Employee stock purchase plan	254	—	—	52,691	—	254	—	—	—
Proceeds from the issuance of common stock, net of offering costs ($3,623)	55,802	—	—	13,205,600	132	55,670
Restricted stock awards, net of forfeitures	—	—	—	37,850	—	—	—	—	—
Stock-based compensation expense	1,133	—	—	—	—	1,133	—	—	—
Dividends paid-common ($0.09 per share)	(2,229)	—	—	—	—	—	(2,229)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	(2,417)	—	—	—	—	380	(2,797)	—	—
Tax benefit from stock-based compensation	(63)	—	—	—	—	(63)	—	—	—
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $(4,844)	7,903	—	—	—	—	—	—	7,903	—
Net loss	(78,711)	—	—	—	—	—	(78,503)	—	(208)
Distribution to noncontrolling interest	(541)	—	—	—	—	—	—	—	(541)
Other	(52)	—	—	—	—	(52)	—	—	—
BALANCE — September 30, 2009	$235,316	64,450	$1	36,694,382	$364	$221,959	$3,298	$8,458	$1,236

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

2.           Recent Accounting Pronouncements

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s official source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing guidance issued by the FASB, the American Institute of Certified Public Accountants (AICPA), the Emerging Issues Task Force (EITF) and other related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51) amending existing GAAP to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adopted guidance, now included in ASC Topic 810, Consolidation (ASC 810), clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. Upon adoption, the Company reclassified noncontrolling interests totaling $2.0 million from “Accrued interest and other liabilities” on the condensed consolidated balance sheets to noncontrolling interest within equity.  Prior balances have also been retrospectively applied to conform to the current year presentation, as follows:

		As reported at	As
(in thousands)		December 31, 2008	adjusted
Accrued interest and other liabilities	Balance sheet	$23,454	$21,469
Total equity	Balance sheet	252,099	254,084
Total noninterest income	Income statement	35,399	35,778
Net income	Statement of cash flows	1,328	1,707
Other operating activities, net	Statement of cash flows	(901)	(1,280)

		As reported at	As
(in thousands)		September 30, 2008	adjusted
Accrued interest and other liabilities	Balance sheet	$20,369	$18,416
Total equity	Balance sheet	194,523	196,476
Total noninterest income (three months ended)	Income statement	9,385	9,422
Total noninterest income (nine months ended)	Income statement	28,378	28,723
Net income	Statement of cash flows	9,941	10,286
Other operating activities, net	Statement of cash flows	(1,487)	(1,832)

		As reported at	As
(in thousands)		December 31, 2007	adjusted
Accrued interest and other liabilities	Balance sheet	$21,107	$19,444
Total equity	Balance sheet	189,270	190,933
Total noninterest income	Income statement	28,289	28,611
Net income	Statement of cash flows	23,024	23,346
Other operating activities, net	Statement of cash flows	(973)	(1,295)

	Financial	As reported at	As
(in thousands)	Statement	December 31, 2006	adjusted
Accrued interest and other liabilities	Balance sheet	$21,428	$19,952
Total equity	Balance sheet	162,675	164,151
Total noninterest income	Income statement	29,965	30,964
Net income	Statement of cash flows	22,826	23,825
Other operating activities, net	Statement of cash flows	(447)	552

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) which  enhances the required disclosures under ASC Topic 815, Derivative and Hedging (ASC 815), in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on the financial position, operating results and cash flows. For additional disclosures pursuant to ASC 815 see Note 7 - Derivatives, for additional information.

Effective January 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FASB Staff Position EITF 03-6-1) under ASC Topic 260, Earnings Per Share (ASC 260), which provides that nonvested share-based payment awards containing nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding nonvested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under ASC 260.  Earnings per share for the interim periods of 2008 did not change due to the adoption of the guidance and there were no participating securities outstanding during any period of the years 2007 or 2006.  See Note 3 - Earnings per Common Share and Dividends Declared per Common Share for additional information.

Effective January 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FASB Staff Position EITF 99-20-1) under ASC Topic 325, Investments—Other (ASC 325) amending the existing impairment guidance to achieve more consistent determination of whether an other than temporary impairment (OTTI) has occurred.  Furthermore, the guidance emphasizes the objective of an OTTI assessment and the related disclosure requirements in ASC Topic 320, Investments—Debt and Equity Securities (ASC 320). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FSP FAS 157-4) on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires disclosure of a change in valuation technique.  The adoption of the guidance, now included in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), did not have a material impact on the Company’s consolidated financial statements.  See Note 12 - Fair value measurements, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments) amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  Existing recognition and measurement guidance related to OTTI of equity securities is not amended by this guidance but rather amends the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total OTTI in the statement of earnings with an offset for the amount recognized in other comprehensive income.  Upon adoption, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  The adoption of the guidance, now included in ASC 320, did not have a material impact on the Company’s consolidated financial statements.  See Note 5 — Investments, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements) amending existing GAAP in ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.  See Note 12- Fair value measurements, for additional information.

In May 2009, the FASB issued guidance (originally issued as SFAS No. 165, Subsequent Events).   This Statement establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement provides guidance on when financial statements should be adjusted for subsequent events and requires companies to disclose subsequent events and the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this Statement, now included in ASC 855 did not have a material impact on the Company’s consolidated financial statements.  For the interim period ending on September 30, 2009, subsequent events were evaluated through November 9, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166).  As of November 4, 2009, SFAS 166 has not been incorporated within the FASB ASC.  SFAS 166 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets.  SFAS 166 changes requirements for derecognizing financial assets, enhances disclosure requirements and eliminates the ‘qualifying special-purpose entity.’   Furthermore, SFAS 166 defines the term ‘participating interest’ to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  SFAS 166 requires transferred assets and liabilities incurred to be recognized and measured at fair value.  The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the effect, if any, SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued guidance (originally SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), a revision of FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities).  As of November 4, 2009, SFAS 167 has not been incorporated within the FASB ASC.  SFAS 167 changes how a reporting entity determines an entity that is inadequately capitalized or is not controlled through voting power or similar rights should be capitalized.  SFAS 167 requires the performance of an analysis to determine whether the reporting entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS 167 identifies a primary beneficiary of a variable interest as having both the power to direct activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 requires enhanced disclosures that will present users of financial statements with more transparent information about the reporting entity’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the impact, if any, SFAS 167 will have on its consolidated financial statements.

3.                                      Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  However, the impact of these shares is not included in the common shareholder basic loss per share for the three and nine months ended September 30, 2009 because the effect of including those shares would be anti-dilutive due to the net loss in those periods.  The weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2009	2008	2009	2008

Net income (loss) attributable to CoBiz Financial Inc.	$(15,743)	$4,163	$(78,503)	$9,941
Preferred stock dividends	(935)	—	(2,797)	—
Net income (loss) available to common shareholders	$(16,678)	$4,163	$(81,300)	$9,941

Distributed earnings (1)	—	—	—	—
Undistributed earnings (loss)	(16,678)	4,163	(81,300)	9,941
Earnings (loss) allocated to common stock	$(16,678)	$4,163	$(81,300)	$9,941

(1) Dividends paid during the three and nine months ended September 30, 2009 and 2008 were not considered current period distributions.

Weighted average common shares - issued	33,835,209	23,326,190	26,925,477	23,137,253
Average nonvested restricted share awards	(254,017)	(222,100)	(237,605)	(74,036)
Weighted average common shares outstanding - basic	33,581,192	23,104,090	26,687,872	23,063,217
Effect of dilutive stock options outstanding	—	128,239	—	176,743
Weighted average common shares outstanding - diluted	33,581,192	23,232,329	26,687,872	23,239,960

Basic earnings per share	$(0.50)	$0.18	$(3.05)	$0.43
Diluted earnings per share	$(0.50)	$0.18	$(3.05)	$0.43
Dividends declared per share	$0.01	$0.07	$0.09	$0.21

For the three and nine months ended September 30, 2009, approximately 3,573,876 and 3,371,751 common stock equivalents, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and nine months ended September 30, 2008, approximately 1,926,542 and 1,624,884 common stock equivalents, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

On July 20, 2009, the Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $53.5 million after deducting underwriting discounts and commissions and estimated offering expenses.  On August 7, 2009, the Company issued 535,600 shares of common stock at $4.50 per share, fulfilling underwriter purchase options, which provided additional net proceeds of $2.3 million after discounts and commissions.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income.  Presented below are the changes in other comprehensive income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $286 and $345 for the three months ended September 30 and $1,937 and $388 for the nine months ended September 30	$4,391	$(2,185)	$13,221	$(4,309)

Change in OTTI-related component of unrealized gain (loss)	665	—	864	—

Unrealized (loss) gain on derivative securities, net of reclassification to operations of $587 and $534 for the three months ended September 30 and $2,117 and $1,419 for the nine months ended September 30	(2,443)	44	(1,338)	539

Tax benefit (expense) related to items of other comprehensive income	(993)	814	(4,844)	1,433
Other comprehensive income (loss), net of tax	$1,620	$(1,327)	$7,903	$(2,337)

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	September 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$397,234	$14,175	$3,116	$408,293	$438,609	$5,193	$5,990	$437,812
U.S. Government Agencies	25,000	—	—	25,000	—	—	—	—
Trust preferred securities	21,834	915	1,128	21,621	24,536	438	2,224	22,750
Corporate debt securities	25,460	813	315	25,958	13,362	132	65	13,429
Obligations of states and political subdivisions	2,636	50	—	2,686	2,690	9	184	2,515
	$472,164	$15,953	$4,559	$483,558	$479,197	$5,772	$8,463	$476,506

Held to maturity securities —Mortgage-backed securities	$314	$6	$—	$320	$376	$—	$2	$374

The amortized cost and estimated fair value of investments in debt securities at September 30, 2009, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$3,223	$3,254	$—	$—
Due after one year through five years	23,270	24,036	—	—
Due after five years through ten years	25,025	25,025	—	—
Due after ten years	23,412	22,950	—	—
Mortgage-backed securities	397,234	408,293	314	320
	$472,164	$483,558	$314	$320

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At September 30, 2009, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities.  The mortgage-backed securities consist primarily of highly rated investment-grade securities or securities issued by government-sponsored entities. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single entity issues that have been negatively impacted by the overall decrease in the financial services market.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  In April 2009, the FASB issued guidance amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  The new guidance requires that we separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

During the third quarter of 2009, the Company recognized $0.5 million in credit related OTTI on two debt securities.  During the nine months ended September 30, 2009, the Company recognized a total of $2.1 million OTTI of which $0.8 million was credit related, $0.4 million was a non-credit related impairment, and $0.9 million was on securities intended to be sold.  The Company has determined there were no OTTI associated with the 29 securities noted within the table below at September 30, 2009.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$6,777	$24	$6,351	$3,092	$13,128	$3,116
Trust preferred securities	6,068	554	5,112	574	11,180	1,128
Corporate debt securities	4,146	46	730	269	4,876	315
Total	$16,991	$624	$12,193	$3,935	$29,184	$4,559

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended September 30, 2009. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The credit component of OTTI recognized in earnings during the third quarter of 2009 is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

Three months ended
(in thousands)	September 30, 2009
Balance at beginning of period	$695

Additions (1):
Initial credit impairment	76
Additional credit impairment	442
Reductions:
Securities intended to be sold	—

Balance at end of period	$1,213

(1) Excludes OTTI on investments we intend to sell.

During the third quarter of 2009, the Company recognized an OTTI in earnings on two private-label mortgage-backed securities consisting of the credit loss component.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the three months ended September 30, 2009 for the aforementioned two private-label mortgage-backed securities.

Inputs at September 30, 2009	Security #1	Security #2
Prepayment speed (CPR) (1)	19.0%	10.9%
Default rate (CDR) (2)	19.1%	9.6%
Severity (3)	43.2%	41.3%

Credit Impairment (in thousands)	$442	$76

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of oustanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at September 30, 2009 and December 31, 2008, consist of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Other investments — at cost	$14,230	$21,387
Investment in statutory trusts — equity method	2,172	2,179

	$16,402	$23,566

6.                                      Goodwill and Intangible Assets

Pursuant to ASC Topic 350, Intangibles-Goodwill and Other (ASC 350), the Company performs goodwill impairment testing on an annual basis and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When conducting the goodwill impairment analysis, the fair values of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  The Company performed goodwill impairment tests at March 31, 2009 and September 30, 2009 due to events and circumstances during those periods.

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

For the three months ended March 31, 2009, the average market price of the Company’s common share was $5.76 compared to $10.39 during the three months ended December 31, 2008.  Due to the significant decline in the market price during that period and uncertainty surrounding the economy at that time, the Company concluded that a triggering event had occurred that required an impairment test at March 31, 2009.

As part of the step one process for evaluating goodwill, with the assistance of a third-party valuation consultant, the Company determined that the fair value of each of its reporting units was less than their carrying amounts at March 31, 2009.  The fair value of the reporting units is estimated using a combination of market multiples of comparable entities, including recent transactions, and a discounted cash flow methodology.  Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models utilize variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

To estimate the fair value of each reporting unit we used both a market approach and an income approach based on a March 31, 2009 valuation date.

The market approach included both a guideline company method and a merger and acquisition method for all reporting units, except for the Investment Banking unit.  Due to the lack of comparable transactions, the merger and acquisition method was not used for Investment Banking.   In the guideline company method, we collected data on prices investors paid to acquire minority interests in comparable businesses.  A valuation multiple was then selected for the reporting units by referencing a multiple of invested capital to revenue (we also reviewed a multiple of tangible book value on the Commercial Banking unit) based on current trading multiples and applying those multiples to our reporting units.  The multiples used in the guideline company method ranged from 0.5 to 1.2 which were further adjusted for a small company discount.  A control premium of 10% was applied to the minority acquisition multiples to reflect fair value on a controlling basis.  In the merger and acquisition method, we collected data on prices paid to purchase controlling interests in comparable businesses.  A valuation multiple was then selected for the reporting units by referencing a multiple of invested capital to revenue (we also reviewed a multiple of tangible book value on the Commercial Banking unit) based on current trading multiples and applying those multiples to our reporting units.  The multiples used in the merger and acquisition method ranged from 0.5 to 1.4.

The income approach utilized a discounted cash flow analysis that incorporated the Company’s forecasts of balance sheet growth, revenues, level of non-performing assets, expenses, capital expenditures and working capital requirements.  The Company’s forecasts took into consideration the current and future economic environments and the impact on the various revenue streams of the reporting units.  The cash flows were then discounted by a risk adjusted discount rate based on the Company’s cost of capital and market conditions.  The discount rates used in the cash flow analysis incorporated specific risks due to industry concentrations, size, operational risks, and current operating losses.  Terminal values for each reporting unit were developed using the Gordon Growth model that assumed a long-term growth rate of 3% for each reporting unit.

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

During the quarter ended September 30, 2009, the following triggering events resulted in an additional goodwill impairment review:

•                  The Company sold 13,205,600 shares of common stock in an equity offering at $4.50.

•                  A producer who managed a significant insurance line resigned from the Company.

•                  Due to the producer resignation, the Company reviewed its long-lived assets for impairment.

•                  The operating results of the Company’s reporting units were below forecast for two consecutive quarters.

•                  The Company updated its forecast as part of the annual budget process that starts in the 3rd quarter of each year.  The Company’s forecast projected lower revenues than the forecast used at March 31, 2009.

As part of the step one process for evaluating goodwill at September 30, 2009, the Company estimated the fair value of the reporting units using a combination of market multiples and a discounted cash flow method.  The significant inputs and measures used in the March 31st and September 30, 2009 evaluations are noted below:

Inputs	March 31, 2009	September 30, 2009
Range of guideline company multiples	0.5 to 1.2	0.5 to 1.2
Range of merger and acquisition multiples	0.5 to 1.4	0.1 to 0.7
Range of small company discounts	22.0% to 26.0%	22.0% to 26.0%
Control premium	10.0%	10.0%
Range of discount rates	21.0% to 28.0%	16.0% to 25.0%
Long-term growth rate	3.0%	3.0%

In step two, the Company allocated the fair values determined in step one to each of the reporting unit’s assets and liabilities, including unrecognized intangible assets, to determine the amount of implied goodwill on each unit.  This review indicated that the carrying value of goodwill exceeded implied goodwill.  Accordingly, at September 30, 2009, the Company recorded a noncash goodwill impairment charge of $12.5 million of which $9.1 million is expected to be tax deductible over the applicable term as allowed by the Internal Revenue Code.

A summary of goodwill, adjustments to goodwill and total assets by operating segment at September 30, 2009 is noted below.

				Total
	Goodwill			assets
	December 31,	Acquisitions and	September 30,	September 30,
(in thousands)	2008	adjustments	2009	2009

Commercial banking	$15,348	$(15,348)	$—	$2,445,461
Investment banking	5,279	(5,279)	—	664
Investment advisory and trust	6,518	(6,518)	—	2,826
Insurance	19,015	(19,015)	—	10,096
Corporate support and other	—	—	—	78,618
Total	$46,160	$(46,160)	$—	$2,537,665

At September 30, 2009 and December 31, 2008, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2008	$5,396	$39	$269	$5,704
Impairment loss	—	—	(120)	(120)
Amortization	(479)	(27)	—	(506)
September 30, 2009	$4,917	$12	$149	$5,078

In conjunction with the March 31, 2009 goodwill impairment evaluation, the Company determined that the indefinite-lived tradename intangible asset was impaired by $0.1 million.  This was determined by a review of the future cash flows of the associated business and the royalty rate used in valuing the tradename.  The tradename impairment is included in the “Net loss on securities, other assets and other real estate owned” line on the accompanying condensed consolidated statements of income and comprehensive income.  The carrying value of intangible assets reviewed at September 30, 2009 prior to performing the goodwill impairment analysis did not result in any additional impairment.  The Company recorded amortization expense of $0.2 million and $0.5 million during the three and nine months ended September 30, 2009, respectively, compared to $0.2 million and $0.6 million for the same periods in 2008.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.2 million to be recognized for the remaining three months of fiscal 2009) is estimated in the following table.

(in thousands)
2010	$642
2011	638
2012	638
2013	426
2014	316

7.                                      Derivatives

The Company adopted guidance amending and expanding the disclosure requirements of ASC 815 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

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

	Asset derivatives			Liability derivatives
		Fair value			Fair value
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2009	2008	classification	2009	2008

Derivatives designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$2,456	$3,586	Accrued interest and other liabilities	$208	$—

Derivatives not designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$4,443	$6,686	Accrued interest and other liabilities	$4,659	$7,055

Cash Flow Hedges of Interest Rate Risk — The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions is to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps will be in force for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged	Notional	Fixed	Termination
item	(in thousands)	rate	date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Including the cash flow hedges in the table above, the Company had 10 interest rate swaps with an aggregate notional amount of $135.0 million that were designated as cash flow hedges of interest rate risk at September 30, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debt related to trust preferred securities beginning in 2010.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $1.6 million will be reclassified as an increase to interest income and $1.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet GAAP hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At September 30, 2009, the Company had 53 interest rate swaps with an aggregate notional amount of $132.6 million related to this program.  During the three and nine months ended September 30, 2009, the Company recognized a net loss of $0.2 million and gains of $0.2 million, respectively, related to changes in fair value of these swaps.  During the three and nine months ended September 30, 2008, the Company recognized net gains of $0.1 million and $0.2 million, respectively, related to changes in fair value of these swaps.

The table below summarizes gains and losses recognized in other comprehensive income (loss) (OCI) and in conjunction with our derivatives designated as hedging instruments for the three and nine months ended September 30, 2009 and 2008.

	Gain (loss) recognized in OCI
	(Effective portion)
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Cash flow hedges Interest rate swap	$(2,443)	$44	$(1,338)	$539

	Gain reclassified from accumulated OCI into earnings
	(Effective portion)
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Cash flow hedges Interest rate swap	$587	$534	$2,117	$1,419

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

At September 30, 2009 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $2.0 million. At September 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.5 million against its obligations under these agreements.  At September 30, 2009, the Company was not in default with any of its debt covenants.

8.               Borrowed Funds

On June 23, 2009, the Company terminated its revolving line of credit facility with U.S. Bank National Association.  The revolving line of credit had an aggregate principal sum of up to $30.0 million with an interest rate based on a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.35%.  The agreement was terminated at the request of the Company prior to its expiration on July 30, 2009.  There was no amount drawn on the line of credit at the time of the termination and no premium or penalty was assessed to the Company for early termination.

9.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at September 30, 2009 is as follows:

(in thousands)	At September 30, 2009	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	September 17, 2033	December 17, 2009
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2010
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	fixed 9%	August 18, 2018	August 18, 2013

10.                         Share-Based Compensation Plans

During the nine months ended September 30, 2009 and 2008, the Company recognized compensation expense (net of estimated forfeitures) of $1.1 million and $1.3 million respectively, for share-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the nine months ended September 30, 2009.

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2008	2,287,472	$14.66
Granted	377,201	6.67
Exercised	(23,479)	6.53
Forfeited	(224,031)	11.69

Outstanding — September 30, 2009	2,417,163	$13.77

Exercisable — September 30, 2009	1,729,063	$14.91

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 was $2.65.

The following table summarizes changes in stock awards for the nine months ended September 30, 2009.

		Weighted average
		grant date
	Shares	fair value
Nonvested — December 31, 2008	217,100	$6.97
Granted	44,950	6.62
Vested	(400)	21.07
Forfeited	(7,100)	6.86

Nonvested — September 30, 2009	254,550	$6.89

At September 30, 2009, there was $3.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.3 years.

On September 24, 2009, the Company registered an additional 450,000 shares to be issued under the Company’s employee stock purchase plan.

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

CoBiz Financial Inc.

September 30, 2009

(unaudited)

	Three months ended September 30, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$31,901	$2	$—	$—	$199	$32,102
Total interest expense	5,497	—	6	4	1,008	6,515
Net interest income (loss)	26,404	2	(6)	(4)	(809)	25,587
Provision for loan losses	19,838	—	—	—	424	20,262
Net interest income (loss) after provision	6,566	2	(6)	(4)	(1,233)	5,325
Noninterest income	2,311	476	1,292	3,019	(119)	6,979
Noninterest expense	8,231	1,154	1,336	2,961	9,821	23,503
Impairment of goodwill	—	3,049	3,437	5,977	—	12,463
Income (loss) before income taxes	646	(3,725)	(3,487)	(5,923)	(11,173)	(23,662)
Provision (benefit) for income taxes	14	(1,347)	(794)	(1,548)	(4,244)	(7,919)
Net income (loss) before management fees and overhead allocations	$632	$(2,378)	$(2,693)	$(4,375)	$(6,929)	$(15,743)
Management fees and overhead allocations, net of tax	5,219	30	87	90	(5,426)	—
Net income (loss)	(4,587)	(2,408)	(2,780)	(4,465)	(1,503)	(15,743)
Noncontrolling interest	—	—	—	—	—	—
Net loss attributable to CoBiz Financial Inc.	$(4,587)	$(2,408)	$(2,780)	$(4,465)	$(1,503)	$(15,743)

	Nine months ended September 30, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$98,229	$6	$—	$—	$242	$98,477
Total interest expense	16,686	—	9	10	3,380	20,085
Net interest income (loss)	81,543	6	(9)	(10)	(3,138)	78,392
Provision for loan losses	88,834	—	—	—	424	89,258
Net interest loss after provision	(7,291)	6	(9)	(10)	(3,562)	(10,866)
Noninterest income	7,013	979	3,824	9,198	121	21,135
Noninterest expense	26,696	3,025	4,689	9,401	27,596	71,407
Impairment of goodwill	15,348	5,279	6,518	19,015	—	46,160
Income (loss) before income taxes	(42,322)	(7,319)	(7,392)	(19,228)	(31,037)	(107,298)
Provision (benefit) for income taxes	(9,567)	(3,311)	(1,099)	(1,635)	(12,975)	(28,587)
Net income (loss) before management fees and overhead allocations	$(32,755)	$(4,008)	$(6,293)	$(17,593)	$(18,062)	$(78,711)
Management fees and overhead allocations, net of tax	13,431	98	282	294	(14,105)	—
Net income (loss)	(46,186)	(4,106)	(6,575)	(17,887)	(3,957)	(78,711)
Noncontrolling interest	—	—	—	—	208	208
Net loss attributable to CoBiz Financial Inc.	$(46,186)	$(4,106)	$(6,575)	$(17,887)	$(3,749)	$(78,503)

At September 30, 2009
Balance Sheet
Total Assets	$2,445,461	$664	$2,826	$10,096	$78,618	$2,537,665

	Three months ended September 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$36,012	$11	$—	$—	$29	$36,052
Total interest expense	10,496	—	—	2	1,316	11,814
Net interest income (loss)	25,516	11	—	(2)	(1,287)	24,238
Provision for loan losses	5,335	—	—	—	—	5,335
Net interest loss after provision	20,181	11	—	(2)	(1,287)	18,903
Noninterest income	3,048	1,062	1,517	3,743	52	9,422
Noninterest expense	8,485	1,369	1,570	3,488	6,791	21,703
Income (loss) before income taxes	14,744	(296)	(53)	253	(8,026)	6,622
Provision (benefit) for income taxes	5,680	(102)	7	127	(3,290)	2,422
Net income (loss) before management fees and overhead allocations	$9,064	$(194)	$(60)	$126	$(4,736)	$4,200
Management fees and overhead allocations, net of tax	3,772	41	80	101	(3,994)	—
Net income (loss)	5,292	(235)	(140)	25	(742)	4,200
Noncontrolling interest	—	—	—	—	(37)	(37)
Net loss attributable to CoBiz Financial Inc.	$5,292	$(235)	$(140)	$25	$(779)	$4,163

	Nine months ended September 30, 2008
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$108,956	$30	$3	$4	$95	$109,088
Total interest expense	35,385	—	5	7	3,979	39,376
Net interest income (loss)	73,571	30	(2)	(3)	(3,884)	69,712
Provision for loan losses	16,352	—	—	—	—	16,352
Net interest loss after provision	57,219	30	(2)	(3)	(3,884)	53,360
Noninterest income	7,310	4,551	4,932	11,519	411	28,723
Noninterest expense	23,914	3,975	4,968	10,737	22,491	66,085
Income (loss) before income taxes	40,615	606	(38)	779	(25,964)	15,998
Provision (benefit) for income taxes	15,286	249	33	350	(10,206)	5,712
Net income (loss) before management fees and overhead allocations	$25,329	$357	$(71)	$429	$(15,758)	$10,286
Management fees and overhead allocations, net of tax	11,932	130	255	321	(12,638)	—
Net income (loss)	13,397	227	(326)	108	(3,120)	10,286
Noncontrolling interest	—	—	—	—	(345)	(345)
Net loss attributable to CoBiz Financial Inc.	$13,397	$227	$(326)	$108	$(3,465)	$9,941

At September 30, 2008
Balance Sheet
Total Assets	$2,556,940	$6,765	$9,222	$27,831	$5,349	$2,606,107

12.                               Fair Value Measurements

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Available for sale securities — At September 30, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, U.S. Government agencies, corporate debt securities and trust preferred securities.  The fair value of the majority of MBS, obligations of states and political subdivisions, and corporate debt securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes.  As the private label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques and not observable trades.  Accordingly, the Company has determined the appropriate input level for the private label MBS is Level 3.  The Company also holds trust preferred securities that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  As a result, the Company has determined that the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.

During the three and nine months ended September 30, 2009, the Company recognized OTTI of $0.5 million and $2.1 million, respectively.  The $0.5 million OTTI recorded during the third quarter represents a credit related impairment on two private-level MBS.  The $2.1 million OTTI recognized year-to-date includes of $1.2 million on two private-label MBS securities and $0.9 million on two single issuer trust preferred securities.

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

To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at September 30, 2009.

Impaired loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals, considered a level 2 input, that take into consideration prices in observed transactions involving similar assets and similar locations.  The fair value of other impaired loans is measured using a discounted cash flow analysis considered to be a level 3 input.

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans, the Company considers the measurements to be Level 3 inputs.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$408,293	$—	$405,693	$2,600
U.S. Government Agencies	25,000	—	25,000	—
Trust preferred securities	21,621	21,621	—	—
Obligations of states and political subdivisions	2,686	—	2,686	—
Corporate debt securities	25,958	—	25,958	—
Total available for sale securities	$483,558	$21,621	$459,337	$2,600

Derivatives:
Cash flow hedge - interest rate swap	$2,456	$—	$2,456	$—
Reverse interest rate swap	4,443	—	4,443	—
Total derivative assets	$6,899	$—	$6,899	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$208	$—	$208	$—
Reverse interest rate swap	4,659	—	4,659	—
Total derivative liabilities	$4,867	$—	$4,867	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	Investment securities available for sale
Balance at December 31, 2008	$3,709
Realized loss on OTTI	(1,213)
Paydowns	(1,082)
Net accretion	37
Unrealized gain included in comprehensive income	1,149

Balance at September 30, 2009	$2,600

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$53,489	$—	$46,815	$6,674
Loans held for sale	1,844	—	—	1,844

At September 30, 2009, impaired loans had a carrying value of $70.0 million and a fair value of $53.5 million.  Year-to-date, the Company recorded a provision for loan losses of $63.0 million and charge-offs on impaired loans of $47.4 million.  At September 30, 2009 the Company held one loan for sale with a fair value of $1.8 million.  Year-to-date charge-offs on loans transferred at fair value to held for sale totaled $5.4 million.

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

Goodwill impairment analysis — Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities.  The Company estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Since these methods incorporate assumptions specific to the entity, such as the use of financial forecasts, the fair value of the reporting units and their assets and liabilities are considered a Level 3 input by the Company.  See Note 6 — Goodwill and Intangible assets, for additional information.

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

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the nine months ended
(in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Goodwill	$—	$—	$—	$—	$(46,160)
Tradename	149	—	—	149	(120)
OREO	22,452	—	22,452	—	(1,764)

As a result of the goodwill impairment analysis, Goodwill was fully written down at September 30, 2009, from $46.2 million at December 31, 2008.  The Company recorded a goodwill impairment of $12.5 million and $46.2 million during the three and nine months ended September 30, 2009, respectively.  In addition, a trade name with a carrying value of $0.3 million was written down to its fair value of $0.2 million during the first quarter of 2009, resulting in an impairment charge of $0.1 million.  Total impairment charges of $12.5 million and $46.2 million are included in earnings for the three and nine months ended September 30, 2009, respectively.

During the three and nine months ended September 30, 2009, the Company recorded $3.5 million and $28.3 million, respectively, of OREO at fair value upon initial recognition through charge-offs to the allowance for loan losses totaling $2.5 and $11.2 million, respectively.  In addition, the Company remeasured $11.9 million of OREO upon sale and recognized a loss of approximately $0.2 million, which was included in earnings for the nine months ended September 30, 2009.  OREO held was remeasured due to market changes in valuation indicators during the current quarter resulting in a valuation loss of $0.5 million relating to three properties with a fair value of $1.5 million.   Year-to-date, the Company recorded a valuation adjustment of $1.6 million of which $0.5 million relates to OREO currently held.  Valuation adjustments are recognized in current earnings under the caption Net loss on securities, other assets and other real estate owned.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$96,677	$96,677	$45,489	$45,489
Investment securities available for sale	472,164	483,558	479,197	476,506
Investment securities held to maturity	314	320	376	374
Other investments	16,402	16,402	23,566	23,566
Loans — net	1,796,626	1,796,175	1,988,402	2,044,024
Loans held for sale	1,844	1,844	—	—
Accrued interest receivable	8,407	8,407	8,617	8,617
Interest rate swaps	6,899	6,899	6,772	6,772
Bank-owned life insurance	34,205	34,205	30,718	30,718

Financial liabilities:
Deposits	$1,933,418	$1,933,683	$1,639,031	$1,641,555
Other short-term borrowings	100,000	100,000	543,063	543,063
Securities sold under agreements to repurchase	125,662	120,986	133,478	131,463
Accrued interest payable	1,942	1,942	1,614	1,614
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	22,111	20,984	24,649
Interest rate swaps	4,867	4,867	3,555	3,555

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2009:

(in thousands)	Company	Bank
Shareholders’ equity (GAAP capital)	$234,081	$207,783
Disallowed goodwill and other intangibles	(4,629)	—
Unrealized loss on available for sale securities	(7,065)	(7,065)
Accumulated net gains on cash flow hedges	(1,394)	(1,152)
Subordinated debentures	70,000	—
Deferred tax asset disallowance	(1,556)	—
Other deductions	(224)	—
Tier I regulatory capital	$289,213	$199,566

Subordinated notes payable	$20,984	$—
Allowance for loan losses	26,602	25,616
Subordinated debentures	—	—
Total risk-based regulatory capital	$336,799	$225,182

Risk weighted assets	$2,073,115	$1,993,591

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$289,213	$336,799	$289,213	$199,566	$225,182	$199,566
Well-capitalized requirement	124,387	207,312	125,471	119,615	199,359	121,463
Regulatory capital - excess	$164,826	$129,488	$163,742	$79,951	$25,823	$78,103
Capital ratios	13.95%	16.25%	11.53%	10.01%	11.30%	8.22%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	NA	NA	NA	6.00%	10.00%	5.00%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008. For a discussion of the segments included in our principal activities, see Note 11 to the Notes to Condensed Consolidated Financial Statements.

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

Industry Overview

Statements made by the Chairman of the Federal Reserve during the third quarter of 2009 indicated that the recession may be coming to an end from a technical perspective, but that the economy could be weak for some time.  The unemployment rate increased from 4.9% in December 2007 to 9.8% in September 2009, the highest rate since September 1983.  The high unemployment rate is one of the driving factors that could prolong a weak economy.  In the second quarter of 2009, FDIC insured commercial banks reported a combined net loss of $3.7 billion.  Net charge-offs for the industry set a record high at 2.55% of loans.  During 2008, 26 banks failed and went into receivership with the FDIC compared to 10 bank failures in the previous five years.  Between January and October 30, 2009, 115 banks have gone into receivership.  The industry continues to be challenged by weakening asset quality as evidenced by the increase in noncurrent loans during the second quarter of 2009 to an all time high.  Through June 30, 2009, noncurrent loans have increased for 13 consecutive quarters. However, some positive signs were also registered in the second quarter.  While troubled loans increased, the rate of increase slowed during the second quarter.  In addition, FDIC-insured institutions on average improved the net interest margin and overall capital levels.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the third quarter of 2009:

•                  During the third quarter, the Company successfully completed a common equity offering of $55.8 million, net of expenses.

•                  Net loss for the three and nine months ended September 30, 2009, was $15.7 million and $78.5 million, respectively, compared to $4.2 million and $9.9 million in net income for the same periods in 2008.

•                  Diluted earnings (loss) per share for the three and nine months ended September 30, 2009, were $(0.50) and $(3.05), respectively, compared to $0.18 and $0.43 for the same periods in 2008.

•                  Earnings for the third quarter of 2009 were negatively impacted by a $12.5 million noncash goodwill impairment charge and a $0.9 million loss related to valuation adjustments and losses on the sale of OREO and an OTTI on two investment securities.  Valuation adjustments and losses for the nine months ended September 30, 2009 total $4.0 million.

•                  Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2009, increased to $25.8 million and $78.9 million, respectively, compared to $24.4 million and $70.2 million for the same periods in 2008.

•                  The net interest margin on a tax-equivalent basis was 4.40% and 4.39% for the three and nine months ended September 30, 2009, respectively, compared to 4.10% and 4.06% for the same periods in 2008.

•                  Provision for loan and credit losses for the three and nine months ended September 30, 2009, was $20.2 million and $89.2 million, compared to $5.4 million and $16.0 million for the same periods in 2008.

•                  Gross loans decreased $151.3 million from December 31, 2008, or (10.0)% on an annualized basis.

•                  Net loan charge-offs totaled $14.0 million for the three months ended September 30, 2009, or 1.0% annualized of average loans during the period, compared to 0.2% annualized for the same period in 2008.

•                  Nonperforming assets increased to $98.2 million or 3.9% of total assets at September 30, 2009, compared to $47.0 million or 1.75% of total assets at December 31, 2008.

•                  The allowance for loan and credit losses increased to 4.35% of total loans at September 30, 2009, compared to 1.40% for the same period in 2008.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  In addition to the discussion on fair value measurements and deferred taxes below,  a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-

specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September 30, 2009, 19.3% or $490.5 million of total assets, represented assets recorded at fair value on a recurring basis.  At September 30, 2009, 0.2% or $4.9 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets (financial and nonfinancial) recorded at fair value on a nonrecurring basis represented $77.9 million or 3.1% of total assets.

At September 30, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote-based applications, considered Level 2 inputs.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at September 30, 2009, using Level 1 and 2 inputs was $481.0 million.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.6 million at September 30, 2009.   At September 30, 2009, investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets.  The Company recognized a loss of $0.5 million on the private label MBS for the three months ended September 30, 2009.  Unrealized losses of $3.1 million were recorded in other comprehensive income relating to private label MBS for the three months ended September 30, 2009.

Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2009, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At September 30, 2009, the Company has recorded a net deferred tax asset of $31.5 million which relates primarily to expected future deductions arising from the allowance for loan losses.   Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, tax planning strategies and forecasts of future earnings to evaluate the need for a valuation allowance on these assets.  At September 30, 2009, the Company believes that it is more likely than not that it will be able to fully realize its deferred tax assets and has not recorded a valuation allowance.  Should the timing of deductibility of expenses or expectations for future earnings change, the Company could conclude that a valuation allowance is necessary.  If this were to occur, tax expense could be materially increased in the period that a valuation allowance is established.

Financial Condition

Total assets at September 30, 2009 were $2.5 billion, a decrease of $146.6 million or 5.5% from December 31, 2008, due primarily to a decrease in the loan portfolio of $151.3 million, an increase in the allowance for loan losses of $38.6 million and a goodwill impairment of $46.2 million, offset by increases in Fed Funds Sold of $50.4 million, and an increase in OREO of $16.5 million and deferred taxes of $14.6 million.  Through the third quarter of 2009, loan pay downs and maturities coupled with the increase in the allowance for loan losses from December 31, 2008, have outpaced new credit extensions of $173.9 million and loan advances of $295.8 million.

Interest-bearing Deposits and Federal Funds Sold.  Interest-bearing deposits and federal funds sold can fluctuate from period to period based on the Company’s liquidity and cash management activities.  At September 30, 2009, the balance of federal funds sold was at $56.8 million.  The funds were being held in short-term interest-earning positions in anticipation of the October 8, 2009 maturity of $100.0 million borrowed under the U.S. Treasury’s Term Auction Facility lending program (TAF).

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings.  The overall increase in the investment portfolio of $0.2 million during the first nine months of 2009 to $500.3 million was the result of purchases totaling $79.7 million offset by paydowns and maturities of $83.6 million and a $14.1 million increase in unrealized gains.  Also factoring into the change was the sale of $7.9 million in Federal Home Loan Bank (FHLB) stock and net losses of $1.9 million related to OTTI and security sales.  Purchases during the first three quarters of 2009 consisted of: $35.9 million in mortgage-backed securities; $25.0 million in short-term U.S. government agency debentures; $18.5 million in corporate debt securities issued by publicly traded companies; and, $0.3 million in a municipal bond.  Maturing investments were largely high-grade government-backed mortgage-backed securities (MBS) but also included $7.5 million in calls of corporate debt securities.

Investments comprised 19.7% of total assets at September 30, 2009, an increase from 18.6% at December 31, 2008.  Our investment portfolio is mainly composed of MBS, including MBS issued by U.S. government agencies or government sponsored entities.  The portfolio does not hold any securities exposed to sub-prime mortgage loans.  The table below summarizes the composition of our available for sale investment portfolio at September 30, 2009.

	September 30, 2009		% of	Unrealized	% of total
(in thousands)	Book value	Fair value	Portfolio	gain / (loss)	unrealized gain
Mortgage-backed securities	$391,582	$405,693	83.9%	$14,111	123.9%
U.S. agency debentures	25,000	25,000	5.2%	—	0.0%
Trust preferred securities	21,834	21,621	4.5%	(213)	-1.9%
Obligations of states and political subdivisions	2,636	2,686	0.6%	50	0.4%
Corporate debt securities	25,460	25,958	5.4%	498	4.4%
Private label mortgage-backed securities	5,652	2,600	0.5%	(3,052)	-26.8%
Total available for sale securities	$472,164	$483,558	100.0%	$11,394	100.0%

Loans.  The Company has seen a decline in loan demand from qualifying prospective borrowers as well as current clients through the first three quarters of 2009.  Gross loans held for investment decreased by $153.1 million or 7.5% to $1.88 billion at September 30, 2009 compared to December 31, 2008.  The decrease was fairly distributed on a dollar-basis between our two markets, Arizona (48%) and Colorado (52%).  The decrease in our loan portfolio through the first nine months of 2009 is mainly attributed to our Commercial loans, accounting for $69.4 million or 45.4% of the change but also contributing to the year to date change were the Real Estate — term and Real Estate — construction loans, decreasing by $37.1 million and $43.1 million, respectively, from December 31, 2008.  Management has worked to reduce exposure in the real estate construction portfolio by actively working with borrowers, proceeding with foreclosure actions and recording charge-offs for uncollectible credits.  Management continues to be cautious in extending new credit to that portion of the portfolio and has tightened credit standards on new credits.  Since September 30, 2008, the real estate construction portfolio has declined by $82.0 million to $223.9 million or 12% of the total loan portfolio.

	September 30, 2009		December 31, 3008		September 30, 2008
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
LOANS
Commercial	$579,524	32.2%	$648,968	32.6%	$621,128	31.5%
Real Estate - mortgage	980,345	54.5%	1,017,444	51.2%	982,084	49.8%
Real Estate - construction	223,856	12.4%	266,928	13.4%	305,819	15.5%
Consumer	82,021	4.6%	86,701	4.4%	80,336	4.1%
Other	12,379	0.7%	11,212	0.6%	12,318	0.6%
Gross loans	1,878,125	104.4%	2,031,253	102.2%	2,001,685	101.4%
Less allowance for loan losses	(81,499)	(4.5)%	(42,851)	(2.2)%	(27,703)	(1.4)%
Net loans held for investment	1,796,626	99.9%	1,988,402	100.0%	1,973,982	100.0%
Loans held for sale	1,844	0.1%	—	0.0%	—	0.0%
Total net loans	$1,798,470	100.0%	$1,988,402	100.0%	$1,973,982	100.0%

Loans Held for Sale.  Management may from time to time determine that certain loans can be sold and will designate those loans as held for sale.  At September 30, 2009, the Company had a single $1.8 million loan held for sale.

Goodwill.  Goodwill decreased by $46.2 million from December 31, 2008 to $0 at September 30, 2009 wholly due to impairment charges recognized year-to-date.  The impairment of goodwill was the result of an analysis of the Company’s reporting units conducted at the end of the first and third quarters of 2009.  The analyses used discounted cash flows and market comparison approaches which ultimately concluded that the carrying value of goodwill exceeded its implied value.

Deferred Income Taxes.  Deferred income taxes increased $14.6 million to $31.5 million at September 30, 2009, from $16.9 million at December 31, 2008.  The increase was primarily related to the $14.7 million tax effect of the provision for loan and credit losses (net of charge-offs and recoveries), $4.8 million relating to the deductible portion of the goodwill impairment offset by the $4.8 million tax effect of a net increase in the fair market value of our available for sale securities and interest rate swaps.

Other Real Estate Owned.  OREO increased by $16.5 million to $22.5 million at September 30, 2009 from $5.9 million at December 31, 2008.  During the first three quarters of 2009, the Company took possession of an additional $28.9 million in OREO and disposed of $11.9 million in OREO.  At September 30, 2009, $7.8 million or 35% of OREO was in Arizona while the remaining $14.6 million or 65% was in Colorado.  The Company held a total of 14 properties at September 30, 2009, of which 10 were located in Arizona and four in Colorado.

Other Assets.  Other Assets increased by $5.5 million to $32.2 million at September 30, 2009, from $26.7 million at December 31, 2008.  The increase was primarily attributed to a $9.1 million increase in taxes receivable offset by decreases of $2.2 million in the fair value of derivative instruments, $0.8 million in the value of private equity partnership investments and $0.7 million in accrued fees receivable.

Deposits.  Deposit growth has been accelerated in the first three quarters of 2009 with total deposits increasing by $294.4 million to $1.93 billion at September 30, 2009 from $1.64 billion at December 31, 2008.  Customer funding, which includes customer repurchase agreements (Customer repo’s) and excludes wholesale brokered deposits, increased $317.8 million from December 31, 2008.  Certificates of deposit increased $220.7 million (excluding brokered deposits) largely attributable to a higher FDIC limit and our attractive deposit rates.  Brokered deposits declined $31.2 million through the first three quarters of 2009 to $35.4 million and was attributable to the general growth in deposits and overall paydown on the loan portfolio, reducing the Company’s need for wholesale funding.

	September 30, 2009		December 31, 3008		September 30, 2008
		% of		% of		% of
(in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
NOW and money market	$583,877	28.4%	$565,948	31.9%	$528,272	28.1%
Savings	9,952	0.5%	9,274	0.5%	10,617	0.6%
Eurodollar	113,936	5.5%	88,025	5.0%	101,723	5.4%
Certificates of deposits under $100,000	53,942	2.6%	76,559	4.3%	97,017	5.2%
Certificates of deposits $100,000 and over	420,962	20.4%	287,039	16.2%	312,053	19.2%
Reciprocal CDARS	191,211	9.3%	91,844	5.2%	125,951	6.7%
Brokered deposits	35,367	1.7%	66,611	3.8%	122,093	1.2%
Total interest-bearing deposits	1,409,247	68.4%	1,185,300	66.9%	1,297,726	69.1%
Noninterest-bearing demand deposits	524,171	25.5%	453,731	25.6%	439,536	23.4%
Customer repurchase agreements	125,662	6.1%	133,478	7.5%	140,264	7.5%
Total deposits and customer repurchase agreements	$2,059,080	100.0%	$1,772,509	100.0%	$1,877,526	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Customer repo’s declined slightly to $125.7 million at September 30, 2009 from $133.5 million at December 31, 2008, a change primarily driven by the more attractive yield available to our client’s in the comparable treasury management Eurodollar product.

Other Short-Term Borrowings.  Other short-term borrowings decreased by $443.1 million to $100.0 million at September 30, 2009, from $543.1 million at December 31, 2008.  Other short-term borrowings may consist of federal funds purchased, overnight and term borrowings from the FHLB and short-term borrowings from the U.S. Treasury.  The decrease in other short-term borrowings is primarily due to the overall increase in deposits and paydowns on the loan portfolio. The Company’s wholesale funding needs are largely dependent on core deposit levels, which have proven to be volatile due to increased competition and uncertain economic conditions. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which typically have a higher interest cost than our core deposits.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
INCOME STATEMENT DATA
Interest income	$32,102	$36,052	$(3,950)	-11.0%	$98,477	$109,088	$(10,611)	-9.7%
Interest expense	6,515	11,814	(5,299)	-44.9%	20,085	39,376	(19,291)	-49.0%
NET INTEREST INCOME BEFORE PROVISION	25,587	24,238	1,349	5.6%	78,392	69,712	8,680	12.5%
Provision for loan losses	20,262	5,335	14,927	279.8%	89,258	16,352	72,906	445.9%
NET INTEREST INCOME (LOSS) AFTER PROVISION	5,325	18,903	(13,578)	-71.8%	(10,866)	53,360	(64,226)	-120.4%
Noninterest income	6,979	9,422	(2,443)	-25.9%	21,135	28,723	(7,588)	-26.4%
Noninterest expense	23,503	21,703	1,800	8.3%	71,407	66,085	5,322	8.1%
Impairment of goodwill	12,463	—	12,463	100.0%	46,160	—	46,160	100.0%
INCOME (LOSS) BEFORE INCOME TAXES	(23,662)	6,622	(30,284)	-457.3%	(107,298)	15,998	(123,296)	-770.7%
Provision (benefit) for income taxes	(7,919)	2,422	(10,341)	-427.0%	(28,587)	5,712	(34,299)	-600.5%
NET INCOME (LOSS)	(15,743)	4,200	(19,943)	-474.8%	(78,711)	10,286	(88,997)	-865.2%
Net (income) loss attributable to noncontrolling interests	—	(37)	37	-100.0%	208	(345)	553	-160.3%
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(15,743)	$4,163	$(19,906)	-478.2%	$(78,503)	$9,941	$(88,444)	-889.7%

The annualized return on average assets for the three and nine months ended September 30, 2009 was (2.48)% and (4.06)%, respectively, compared to 0.65% and 0.54%, for the same periods in 2008.  The annualized return on average shareholders’ equity for the three and nine months ended September 30, 2009 was (25.11)% and (44.46)%, respectively, compared to 8.49% and 6.81% for the same periods in 2008.  The decrease in our return on average assets and shareholders’ equity is primarily attributable to the provision for loan and credit losses of $20.2 million and $89.2 million for the respective three and nine months ended September 30, 2009 compared to $5.4 million and $16.0 million for the prior year comparable periods.  Additionally, the Company recorded a goodwill impairment of $12.5 million and $46.2 million, respectively, during the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2009, the efficiency ratio was 69.33% and 67.61% compared to 61.28% and 66.19% for the same periods in 2008.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  In September 2007, the FOMC began lowering its target for the federal funds rate and continued lowering the target through December 2008 by which time it had reduced the target rate by 500 basis points to a range of 0-25 basis points.  Interest income, directly impacted by the declining interest rate environment, fell 11.0% and 9.7% during the three and nine months ended September 30, 2009, respectively, compared to the year-earlier periods.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,
		2009			2008
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$14,259	$27	0.74%	$7,435	$55	2.89%
Investment securities (2)	462,761	5,741	4.96%	425,965	5,571	5.23%
Loans (2), (3)	1,920,384	26,507	5.40%	1,967,742	30,632	6.09%
Allowance for loan losses	(74,994)			(26,940)
Total interest-earning assets	$2,322,410	$32,275	5.29%	$2,374,202	$36,258	5.93%
Noninterest-earning assets
Cash and due from banks	43,201			43,038
Other	152,782			131,571
Total assets	$2,518,393			$2,548,811

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$548,706	$1,516	1.10%	$610,777	$2,771	1.80%
Savings	9,455	12	0.50%	10,358	29	1.11%
Eurodollar	114,388	355	1.21%	120,725	572	1.85%
Certificates of deposit
Brokered under $100,000	48,063	154	1.27%	102,624	780	3.02%
Reciprocal	131,212	480	1.45%	49,050	266	2.16%
Under $100,000	55,826	341	2.42%	90,120	782	3.45%
$100,000 and over	418,675	2,224	2.11%	321,325	2,646	3.28%
Total interest-bearing deposits	$1,326,325	$5,082	1.38%	$1,304,979	$7,846	2.30%
Other borrowings
Securities sold under agreements to repurchase	121,466	277	0.89%	151,276	608	1.57%
Other short-term borrowings	200,176	127	0.25%	364,440	2,217	2.38%
Long term-debt	93,150	1,029	4.32%	79,837	1,143	5.60%
Total interest-bearing liabilities	$1,741,117	$6,515	1.37%	$1,900,532	$11,814	2.40%
Noninterest-bearing demand accounts	509,337			433,135
Total deposits and interest-bearing liabilities	2,250,454			2,333,667
Other noninterest-bearing liabilities	17,922			20,020
Total liabilities	2,268,376			2,353,687
Total equity	250,017			195,124
Total liabilities and equity	$2,518,393			$2,548,811
Net interest income - taxable equivalent		$25,760			$24,444
Net interest spread			3.92%			3.53%
Net interest margin			4.40%			4.10%
Ratio of average interest-earning assets to average interest-bearing liabilities	133.39%			124.92%

	For the nine months ended September 30,
		2009			2008
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$7,828	$75	1.26%	$8,500	$221	3.42%
Investment securities (2)	474,434	18,160	5.10%	411,181	16,044	5.20%
Loans (2), (3)	1,985,641	80,786	5.37%	1,917,487	93,340	6.40%
Allowance for loan losses	(62,622)			(24,080)
Total interest earning-assets	$2,405,281	$99,021	5.30%	$2,313,088	$109,605	6.17%
Noninterest-earning assets
Cash and due from banks	38,075			42,450
Other	141,822			127,819
Total assets	$2,585,178			$2,483,357

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$533,555	$4,513	1.13%	$654,270	$10,368	2.12%
Savings	9,642	35	0.49%	10,854	112	1.38%
Eurodollar	103,318	993	1.27%	107,295	1,737	2.13%
Certificates of deposits
Brokered under $100,000	38,456	340	1.18%	101,964	3,124	4.08%
Reciprocal	116,473	1,251	1.44%	26,098	533	2.73%
Under $100,000	63,796	1,285	2.69%	96,331	2,907	4.03%
$100,000 and over	394,274	6,606	2.24%	326,481	9,217	3.77%
Total interest-bearing deposits	$1,259,514	$15,023	1.46%	$1,323,293	$27,998	2.77%
Other borrowings
Securities sold under agreements to repurchase	121,523	808	0.88%	152,096	2,230	1.93%
Other short-term borrowings	386,063	866	0.30%	288,662	5,789	2.63%
Long-term debt	93,150	3,388	4.80%	74,742	3,359	5.90%
Total interest-bearing liabilities	$1,860,250	$20,085	1.35%	$1,838,793	$39,376	2.81%
Noninterest-bearing demand accounts	469,953			431,382
Total deposits and interest-bearing liabilities	2,330,203			2,270,175
Other noninterest-bearing liabilities	17,942			18,292
Total liabilities and preferred securities	2,348,145			2,288,467
Total equity	237,033			194,890
Total liabilities and equity	$2,585,178			$2,483,357
Net interest income - taxable equivalent		$78,936			$70,229
Net interest spread			3.95%			3.37%
Net interest margin			4.39%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.30%			125.79%

(1)                                  Average yield or cost for the three and nine months ended September 30, 2009 and 2008 has been annualized, and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans are excluded from average loans outstanding.

The increase in net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2009, was equally driven by low interest rates and the mix and volume of interest earning-assets and interest-bearing liabilities.  For the three months ended September 30, 2009, compared to the same periods in 2008, the yield on average interest-earning assets decreased 64 basis points to 5.29%, while rates on average interest-bearing liabilities decreased by 103 basis points to 1.37%.  For the nine months ended September 30, 2009, compared to the same periods in 2008, the yield on average interest-earning assets decreased 87 basis points to 5.30%, while rates on average interest-bearing liabilities decreased by 146 basis points to 1.35%.  Noninterest-bearing demand deposits increased to $524.2 million or 27.1% of total deposits at September 30, 2009 compared to $439.5 million or 25.3% a year ago.  The Company intends to continue its focus on core deposit generation which may increase its marginal funding cost in the near term and place pressure on the net interest margin.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
NONINTEREST INCOME:
Deposit service charges	$1,282	$1,045	$237	23%	$3,707	$2,956	$751	25%
Investment advisory and trust income	1,292	1,517	(225)	-15%	3,824	4,932	(1,108)	-22%
Insurance income	3,019	3,743	(724)	-19%	9,198	11,519	(2,321)	-20%
Investment banking income	476	1,062	(586)	-55%	979	4,551	(3,572)	-78%
Other income	910	2,055	(1,145)	-56%	3,427	4,765	(1,338)	-28%
Total noninterest income	$6,979	$9,422	$(2,443)	-26%	$21,135	$28,723	$(7,588)	-26%

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

Deposit Service Charges. Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Deposit service charges increased by 23% and 25% for the three and nine months ended September 30, 2009, respectively, from the comparable periods in 2008. The increase is mainly due to increases in treasury management analysis fees. The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income. Investment advisory and trust income for the three and nine months ended September 30, 2009 decreased $0.2 million and $1.1 million, respectively, from the same period in 2008. The decrease is mainly attributable to the sustained stock market declines over the past 12 months. Fees earned are generally based on a percentage of the assets under management and market volatility has a direct impact on earnings.

At September 30, 2009, Discretionary Assets Under Management (AUM), primarily equity securities, were $743.3 million compared to $833.5 million a year ago, a decline of approximately 11%. Year to date, AUM are down $34.1 million but have continuously increased since March 31, 2009. Total AUM, including custody and advisory assets of $1.5 billion at September 30, 2009 remained relatively stable compared to AUM levels a year earlier. Existing discretionary assets have decreased due to negative equity returns and attracting new assets is proving to be difficult given the current market conditions. The downturn in the stock market continues to adversely impact revenue growth and a delayed recovery could potentially keep revenues flat in the absence of new account generation.

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

For the three and nine months ended on September 30, 2009 and 2008, revenue earned from the Insurance segment is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Wealth transfer and executive compensation	24.7%	36.3%	22.2%	31.0%
Benefits consulting	25.8%	23.1%	27.6%	24.2%
Property and casualty	47.4%	39.0%	48.0%	42.7%
Fee income	2.1%	1.6%	2.2%	2.1%
	100.0%	100.0%	100.0%	100.0%

Income from the Insurance operating segment decreased by $0.7 million or 19% during the three months ended September 30, 2009 compared to the same period in 2008. Insurance income for the nine months ended September 30, 2009, decreased $2.3 million or 20% compared to 2008. The decline in these periods is primarily attributed to wealth transfer income as commissions earned on first-year policies fell by $0.6 million or 60.8% and $1.5 million or 61.1%, respectively, during the three and nine months ended September 30, 2009, compared to 2008. Wealth transfer business is transactional in nature and sales of the life insurance products brokered by the unit are under pressure due in large part to declines in the overall stock market. Also contributing to the nine-month decrease was a decrease of $0.5 million in property and casualty income. The decline is attributed to continued premium softening and pressure on broker commissions. Benefit consulting is by nature a more recurring source of income and was down approximately $0.2 million or 7.1% for the nine months ended September 30, 2009 compared to 2008. As the economic downturn has negatively impacted the employee base of some of the Company’s clients, the commissions earned by the Company have also decreased.

Investment Banking Income. Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and nine months ended September 30, 2009, decreased by $0.6 million and $3.6 million compared to the same periods in 2008, largely the result of fewer and smaller deals closing year to date in 2009 as compared to 2008 and a decline in the number of active clients.

Other Income. Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income. Other income decreased $1.3 million and $0.8 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. For the three months ended September 30, 2009, the decrease is attributable to a decrease of $0.7 million in earnings on equity method investments and a $0.5 million decrease in earnings on our customer swap products. The decrease in other income for the nine months ended September 30, 2009 is also primarily attributable to a decrease on equity method investments and earnings on customer swap products.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,				Nine months ended September 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
NONINTEREST EXPENSE:
Salaries and employee benefits	$13,350	$13,383	$(33)	0%	$40,269	$43,548	$(3,279)	-8%
Shared-based compensation expense	313	393	(80)	-20%	1,131	1,279	(148)	-12%
Occupancy expenses, premises and equipment	3,320	3,274	46	1%	9,882	9,658	224	2%
Amortization of intangibles	169	166	3	2%	506	555	(49)	-9%
Impairment of goodwill	12,463	—	12,463	100%	46,160	—	46,160	100%
Other noninterest expense	4,365	3,005	1,360	45%	11,696	8,807	2,889	33%
FDIC and other assessments	1,061	385	676	176%	3,947	1,080	2,867	265%
Net other than temporary impairment losses on securities recognized in earnings	518	—	518	100%	804	—	804	100%
Net loss on securities, other assets and other real estate owned	407	1,097	(690)	-63%	3,172	1,158	2,014	174%
Total noninterest expense	$35,966	$21,703	$14,263	66%	$117,567	$66,085	$51,482	78%

Salaries and Employee Benefits. Salaries and employee benefits during the third quarter of 2009 remained relatively stable over the comparable period in 2008. For the nine months ended September 30, 2009, salaries and employee benefits decreased by $3.3 million or 8% over the comparable prior year period. Factoring into the decrease was a revenue decline at the insurance segment where compensation for the sales force is a direct function of revenue and at the investment banking segment where bonus is tied to closely to success fees on closed deals. At the commercial bank and holding company, banker and executive management bonus accruals have been reduced given the earnings decline at the bank and limitations on executive compensation for companies participating in the U.S. Treasury’s Capital Purchase Program. Base salaries for non-commission employees for the three and nine months ended September 30, 2009 increased by 4.7% and 3.8% from the respective comparable periods in 2008, largely the result of annual merit increases effective January 1, 2009, averaging 2% and a small increase in the full-time equivalent employee base of 542 at September 30, 2009 compared to 539 a year earlier.

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

Other Operating Expenses. Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments. For the three months ended September 30, 2009, the increase in other operating expenses of $1.4 million is primarily attributed to an increase in loan work-out expenses of $1.6 million. For the nine months ended September 30, 2009, the increase of $2.9 million in other operating expenses over the comparable period in 2008 was primarily driven by an increase of $3.0 million in loan work out expense.

FDIC and Other Assessments. FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks. The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors. The increase in FDIC and other assessments for the three and nine months ended September 30, 2009, over the same periods in 2008 was primarily attributed to an increase in rates on standard assessments and a special assessment adopted by the FDIC on May 22, 2009. The special assessment increased costs by $1.2 million in the second quarter of 2009. The Company’s standard FDIC assessments have been escalating since late 2008 when higher deposit insurance levels were made available and the number bank failures climbed (26 failures in 2008 and 115 failures through October 30, 2009).

Impairment of Goodwill. During the first quarter of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty was a triggering event that would require a goodwill impairment test. The results of the impairment analysis indicated that goodwill was impaired by $33.7 million, which was included in earnings for the three months ended March 31, 2009. During the third quarter of 2009, the Company took an additional goodwill impairment of $12.5 million, entirely removing goodwill from the balance sheet.

Net OTTI on Securities Recognized in Earnings. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings. The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income. The Company recorded a credit related OTTI on two debt securities amounting to $0.5 million and $0.8 million for the three and nine months ended September 30, 2009.

Net loss on Securities, Other Assets, and OREO. For the three and nine months ended September 30, 2009, the Company recorded a net loss of $0.4 million and $3.2 million, respectively, for the three and nine months ended September 30, 2009. The net quarterly loss of $0.4 million relates to a valuation allowance on three OREO properties. The year-to-date net loss of $3.2 million includes a loss of $1.8 million on OREO (including a $1.6 valuation adjustment); a $0.9 million OTTI on securities intended to be sold; a $0.4 million related to impairment on securities; and a $0.1 million loss on loans held for sale. The net loss of $1.1 million recorded during the three and nine months ended September 30, 2008 relates primarily to a $0.4 million OTTI and a $0.8 million loss on OREO.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Provision for loan losses	$20,262	$5,335	$89,258	$16,352
Provision for credit losses (included in other expenses)	(74)	32	(74)	(318)

Total provision for loan and credit losses	$20,188	$5,367	$89,184	$16,034

The provision for loan and credit losses was $20.2 million and $89.2 million for the three and nine months ended September 30, 2009, compared to $5.4 million and $16.0 million for the respective periods in 2008. The negative trend in real estate values that started in 2007, accelerated throughout 2008 and continues into 2009.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At September 30, 2009, the allowance for loan and credit losses amounted to 4.35% of total loans, compared to 2.12% at December 31, 2008 and 1.40% at September 30, 2008. Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and nine months ended September 30, 2009, the Company had net charge-offs of $14.0 million and $50.6 million, compared to $3.4 million and $8.7 million for the same respective periods in 2008 and $17.0 million for the year ended December 31, 2008. Year-to-date net charge-offs are equally divided between our Colorado and Arizona markets with net charge-offs of $25.3 million each. Included in the Colorado net charge-offs is $6.1 million relating to a single real estate credit foreclosed on during the second quarter of 2009. Approximately 46% and 54% of total net charge-offs recorded during the three months ended September 30, 2009 relate to Colorado and Arizona credits, respectively. During the third quarter of 2009, there were a total of four charge-offs relating to stand alone credits in excess of $1.0 million, which comprised approximately $6.3 million or 45.0% of the total charge-offs. The majority of our year-to-date charge offs are concentrated within the real estate (67%) and commercial (20%) categories. The Company continues its focus on reducing construction related credits.

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheet, the allowance for credit losses is recorded in “Accrued interest and other liabilities” in the accompanying condensed consolidated balance sheets. Although the allowances are presented separately on the balance sheet, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Balance of allowance for loan losses at beginning of period	$42,851	$20,043	$20,043
Charge-offs:
Commercial	10,394	2,194	1,263
Real estate — mortgage	4,014	427	186
Real estate — construction	35,296	14,122	7,240
Consumer	3,105	364	125
Other	26	37	5
Total charge-offs	52,835	17,144	8,819

Recoveries:
Commercial	1,079	42	36
Real estate — mortgage	56	7	85
Real estate — construction	433	—	—
Consumer	641	103	3
Other	16	4	3
Total recoveries	2,225	156	127
Net charge-offs	(50,610)	(16,988)	(8,692)

Provision for loan losses charged to operations	89,258	39,796	16,352
Balance of allowance for loan losses at end of period	$81,499	$42,851	$27,703

Balance of allowance for credit losses at beginning of period	$259	$576	$576
Provision for credit losses charged to operations	(74)	(317)	(318)
Balance of allowance for credit losses at end of period	$185	$259	$259

Total provision for loan and credit losses charged to operations	$89,184	$39,479	$16,034

Ratio of net charge-offs to average loans (annualized)	3.41%	0.87%	0.61%

Average loans outstanding during the period	$1,985,641	$1,944,728	$1,917,487

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2009	2008	2008
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$3,949	$1,292	$1,650
Nonaccrual loans:
Commercial	12,058	9,312	7,202
Real estate - mortgage	43,869	13,616	623
Real estate - construction	11,959	15,557	13,138
Consumer and other	3,899	1,301	1,291
Total nonaccrual loans	71,785	39,786	22,254
Total nonperforming loans	75,734	41,078	23,904
OREO and repossessed assets	22,452	5,941	7,008
Total nonperforming assets	$98,186	$47,019	$30,912

Allowance for loan losses	$81,499	$42,851	$27,703
Allowance for credit losses	185	259	259
Allowance for loan and credit losses	$81,684	$43,110	$27,962

Ratio of nonperforming assets to total assets	3.87%	1.75%	1.19%
Ratio of nonperforming loans to total loans	4.03%	2.02%	1.19%
Ratio of nonperforming loans and OREO to total loans and OREO	5.16%	2.31%	1.54%
Ratio of allowance for loan and credit losses to total loans (excluding held for sale)	4.35%	2.12%	1.40%
Ratio of allowance for loan and credit losses to nonperforming loans	107.86%	104.95%	116.98%

Nonperforming assets of $42.3 million or 43% relate to Arizona credits while $55.9 million or 57% relate to Colorado credits at September 30, 2009. Included in nonperforming assets is $22.5 million of OREO, property foreclosed on and available for resale. At September 30, 2009 OREO with a fair value of $7.8 million is located in Arizona and $14.7 million is located in Colorado. The Colorado balance includes one property with a value of $11.9 million. Although year-to-date OREO increased by approximately $16.5 million from December 31, 2008, on a linked quarter-basis OREO decreased by $4.0 million from $26.5 million.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support. A description of each segment is provided in Note 11 of the accompanying notes to the condensed consolidated financial statements. A valuation analysis of the Company’s operating segments was performed at each 2009 quarter end in order to evaluate possible impairment of goodwill and other intangible assets.  The analyses indicated goodwill was impaired and noncash charges of $33.7 million and $12.5 million were recorded at March 31, 2009 and September 30, 2009, respectively.  The cumulative charges removed all goodwill from the Company’s condensed consolidated balance sheet at September 30, 2009. For additional discussion of the impairment see Note 6 to the condensed consolidated financial statements. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$26,404	$25,516	$888	3%	$81,543	$73,571	$7,972	11%
Provision for loan losses	19,838	5,335	14,503	272%	88,834	16,352	72,482	443%
Noninterest income	2,311	3,048	(737)	(24)%	7,013	7,310	(297)	(4)%
Noninterest expense	8,231	8,485	(254)	(3)%	26,696	23,914	2,782	12%
Impairment of goodwill	—	—	—	0%	15,348	—	15,348	100%
Provision (benefit) for income taxes	14	5,680	(5,666)	(100)%	(9,567)	15,286	(24,853)	(163)%
Net income (loss) before management fees and overhead	632	9,064	(8,432)	(93)%	(32,755)	25,329	(58,084)	(229)%
Management fees and overhead allocations, net of tax	5,219	3,772	1,447	38%	13,431	11,932	1,499	13%
Net income (loss)	$(4,587)	$5,292	$(9,879)	(187)%	$(46,186)	$13,397	$(59,583)	(445)%

Other information
Full-time equivalent employees	409.88	381.50			403.48	381.60

The Commercial Banking segment reported net losses of $4.6 million and $46.2 million for the three and nine month periods ending September 30, 2009, respectively, marking a decline of $9.9 million and $59.6 million when compared to net income of the respective 2008 periods.  The decrease during the three months ended September 30, 2009, was primarily the result of a $14.5 million increase in the provision for loan losses and a $1.4 million increase in management fees and overhead allocations offset by an increase in benefit for income taxes of $5.7 million.  Noninterest income for the three quarters ended September 30, 2009 was $2.3 million, a decrease of $0.7 million compared to the prior year period largely attributed to lower income from investments in private equity partnerships.

The decrease during the nine months ended September 30, 2009, was primarily the result of a $72.5 million increase in provision for loan losses, a $15.3 million noncash goodwill impairment charge and an increase in noninterest expense of $2.9 million largely related to rising FDIC insurance assessments, up $2.8 million from the comparable year earlier period.  At September 30, 2009, all goodwill was eliminated by the segment.  The negative changes were offset by a $24.9 million increase in benefit for income taxes and an $8.0 million increase in net interest income.  The increase in net interest income is primarily attributable to a decrease in interest expense due to decreases in the Company’s short-term borrowing costs as historically low interest rates persist.  Changes in the federal funds rate have a direct correlation to changes in the prime rate and the underlying index for most of the variable-rate loans issued by the Company.  Loan loss provisions continue to be a significant factor affecting earnings for the Company and the industry as a whole.  According to the FDIC, higher loss provisions in the second quarter led to an industry-wide loss of $3.7 billion despite overall improvements in net interest income and a widening net interest margin.

Investment Banking.

	Investment Banking
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$2	$11	$(9)	(82)%	$6	$30	$(24)	(80)%
Noninterest income	476	1,062	(586)	(55)%	979	4,551	(3,572)	(78)%
Noninterest expense	1,154	1,369	(215)	(16)%	3,025	3,975	(950)	(24)%
Impairment of goodwill	3,049	—	3,049	100%	5,279	—	5,279	100%
Provision (benefit) for income taxes	(1,347)	(102)	(1,245)	(1,221)%	(3,311)	249	(3,560)	(1,430)%
Net income (loss) before management fees and overhead	(2,378)	(194)	(2,184)	(1,126)%	(4,008)	357	(4,365)	(1,223)%
Management fees and overhead allocations, net of tax	30	41	(11)	(27)%	98	130	(32)	(25)%
Net income (loss)	$(2,408)	$(235)	$(2,173)	(925)%	$(4,106)	$227	$(4,333)	(1,909)%

Other information
Full-time equivalent employees	22.66	21.90			21.98	21.91

Net income (loss) for the three and nine months ended September 30, 2009 decreased $2.2 million and $4.3 million, respectively, compared to the same periods in 2008.  The decrease for the three months ended September 30, 2009 was primarily the result of a goodwill impairment charge of $3.0 million and a decline in noninterest income of $0.6 million, offset by an increase in related income tax benefits of $1.2 million.  The decrease for the nine months ended September 30, 2009, was attributable to goodwill impairment charges of $5.3 million and a decrease in noninterest income of $3.6 million, offset by an increase in related income tax benefit of $3.6 million.  At September 30, 2009, all goodwill was eliminated by the segment.

The segment continues to have a diversified backlog of engaged transactions, though the number of engaged deals placed on hold or reaching the agreed upon maximum retainer billings increased during the first three quarters of 2009.  Restricted credit markets continue to have an adverse impact on both volume and multiples in middle-market transactions.  The segment’s bankers continue to work engaged deals and seek new deals in new industries.  During 2009, the segment added new bankers experienced in consulting technological companies.  Management believes the near-term cost increases will be outweighed by the benefits of the segment’s increased expertise as credit markets continue to loosen for prospective acquirers and valuations become more attractive to prospective sellers.

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$(6)	$—	$(6)	(100)%	$(9)	$(2)	$(7)	(350)%
Noninterest income	1,292	1,517	(225)	(15)%	3,824	4,932	(1,108)	(22)%
Noninterest expense	1,336	1,570	(234)	(15)%	4,689	4,968	(279)	(6)%
Impairment of goodwill	3,437	—	3,437	100%	6,518	—	6,518	100%
Provision (benefit) for income taxes	(794)	7	(801)	(11,443)%	(1,099)	33	(1,132)	(3,430)%
Net income (loss) before management fees and overhead	(2,693)	(60)	(2,633)	(4,388)%	(6,293)	(71)	(6,222)	(8,763)%
Management fees and overhead allocations, net of tax	87	80	7	9%	282	255	27	11%
Net income (loss)	$(2,780)	$(140)	$(2,640)	(1,886)%	$(6,575)	$(326)	$(6,249)	(1,917)%

Other information
Full-time equivalent employees	32.68	35.25			33.46	35.10

Net loss for the three and nine months ended September 30, 2009 increased $2.6 million and $6.2 million, respectively, compared to the same periods in 2008.  The increase in the net loss for the three months ended September 30, 2009 was largely the result of a goodwill impairment charge of $3.4 million offset by an increase in income tax benefits.  Noninterest income was down slightly and offset by reductions in noninterest expense.  The increased loss for the nine months ended September 30, 2009, was primarily the result of goodwill impairment charges of $6.5 million and a decrease of $1.1 million in noninterest income offset by an increase in the benefit for income taxes of $1.1 million.  At September 30, 2009, all goodwill was eliminated by the segment.  Revenues of this segment are generally a function of the value of assets under management (AUM), but despite significant gains in the broader market in the second and third quarters of 2009, equity values remain well off the higher levels at September 30, 2008.

Discretionary AUM were $743.3 million at September 30, 2009, an increase of $34.1 million since December 31, 2008 and a decrease of $90.2 million from a year earlier.  Total AUM, including custody and advisory assets, were $1.5 billion at September 30, 2009, a decline of $45.6 million compared to the year-earlier period.  Total AUM includes custody assets and a significant advisory client base which receives an hourly consulting fee as opposed to a basis-point-fee on AUM.

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets billed at the standard rates is proving to be difficult given general market conditions.  Continued pressure on AUM and fee levels may mute current-year revenue growth.

Insurance.

	Insurance
	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2009	2008	Amount	%	2009	2008	Amount	%
Income Statement
Net interest income	$(4)	$(2)	$(2)	(100)%	$(10)	$(3)	$(7)	(233)%
Noninterest income	3,019	3,743	(724)	(19)%	9,198	11,519	(2,321)	(20)%
Noninterest expense	2,961	3,488	(527)	(15)%	9,401	10,737	(1,336)	(12)%
Impairment of goodwill	5,977	—	5,977	100%	19,015	—	19,015	100%
Provision (benefit) for income taxes	(1,548)	127	(1,675)	(1,319)%	(1,635)	350	(1,985)	(567)%
Net income (loss) before management fees and overhead	(4,375)	126	(4,501)	(3,572)%	(17,593)	429	(18,022)	(4,201)%
Management fees and overhead allocations, net of tax	90	101	(11)	(11)%	294	321	(27)	(8)%
Net income (loss)	$(4,465)	$25	$(4,490)	(17,960)%	$(17,887)	$108	$(17,995)	(16,662)%

Other information
Full-time equivalent employees	77.51	81.92			79.68	80.96

Net loss for the three and nine months ended September 30, 2009 increased $4.5 million and $18.0 million, respectively, compared to the same periods in 2008.  Net loss for the three months ended September 30, 2009 was primarily the result of a goodwill impairment charge of $6.0 million as well as a decline in noninterest income of $0.7 million, offset by a decrease in noninterest expense of $0.5 million and $1.7 million of income tax benefits.   The primary driver of the decline in net interest income for the third quarter of 2009 was attributed to slower life insurance sales.

The net loss increase for the nine months ended September 30, 2009 was primarily the result of goodwill impairment charges of $19.0 million but was also impacted by a decrease in noninterest income of $2.3 million.

The year to date decline in noninterest income is largely the result of slower life insurance sales which have been affected by the current economic climate as clients are cautious in committing to the large cash premiums generally associated with the whole life products that generate the majority of new life insurance sales.  Income from the property and casualty insurance units was also down compared to the 2008 period and attributed to a persistent softness in premiums as well as downward pressure on agent commissions.  Income from life insurance renewals were up modestly compared to the same period in 2008 while income from employee benefits sales was down.  Noninterest expense for the nine months ended decreased $1.3 million, generally a function of compensation expense as well as cost cutting initiatives.  Income tax benefits increased by $2.0 million through the first three quarters of 2009 and were impacted by the impairment charge as approximately $4.1 million of the charge is tax deductible.  At September 30, 2009, all goodwill was eliminated by the insurance segment.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2009:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Term Auction Facility (1)	$100,005	$—	$—	$—	$100,005
Repurchase agreements (2)	125,662	—	—	—	125,662
Operating lease obligations	5,019	9,596	7,611	9,869	32,095
Long-term debt obligations (3)	3,902	7,804	26,677	111,935	150,318
Preferred Stock, Series B dividend (4)	3,223	6,445	68,380	—	78,048
Supplemental executive retirement plan	—	—	—	2,920	2,920

Total contractual obligations	$237,811	$23,845	$102,668	$124,724	$489,048

(1) Includes interest of $5,000 through maturity at an interest rate of 0.25%.

(2) Interest on these obligations has been excluded due to the short-term nature of the instruments.

(3) Principal repayment of the junior subordinated debentures is assumed to be contractual maturity.  Principal repayment of the subordinated notes payable is assumed to be its first call date.  Interest is calculated at the applicable rate at September 30, 2009 and reported in the related “due within” categories.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $3.9 million due “Within one year,” $7.8 million due “After one but within three years,” $5.7 million due “After three but within five years” and $39.8 million due “After five years.”  Interest rates paid on junior subordinated debentures are variable-rates and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods. See Note 9 to the condensed consolidated financial statements for additional information on subordinated debt.  See Note 7 for information on the Company’s interest rate swaps effectively fixing the applicable rate on the junior subordinated debt issues for various terms beginning in 2010.

(4) Cumulative Perpetual Preferred Stock, Series B issued to the U.S. Treasury in December 2008 includes dividends payable at 5% on $64,450,000 and is reflected as an obligation in the related “due within” categories.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $64,450,000 in preferred stock will be redeemed in the year prior to the dividend rate step up to 9%.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance.  At September 30, 2009, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

The Company, at the time of the purchase of the assets of Bernard, Dietrich & Associates, Inc., placed into escrow $750,000 as deferred purchase price that could be earned by achieving certain agreed upon performance measures over the two-year period following the acquisition.  At December 31, 2008, it was determined the unit had met the performance measure in year one of the two-year period.  Accordingly, in January 2009, $375,000 of the deferred purchase price was released to the former owners.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2009, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$402,423	$100,990	$29,745	$6,794	$539,952
Standby letters of credit	49,290	4,405	150	—	53,845
Commercial letters of credit	3,806	—	—	—	3,806
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,465	—	—	—	1,465

Total commitments	$459,164	$105,395	$29,895	$6,794	$601,248

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

Approximately $43.8 million of total commitments at September 30, 2009, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at their fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Interest rate swaps recorded on the balance sheet at September 30, 2009 do not represent amounts that will ultimately be received or paid under the contracts and are therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include earnings, customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments, and cash flows from MBS.  Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth or borrowings under lines of credit with correspondent banks.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Liquidity from asset categories provided through cash and interest-bearing deposits with other banks, totaled $96.7 million at September 30, 2009, compared to $45.5 million at December 31, 2008.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 98.2% and 95.9% of our total deposits balance of $1.9 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively.  Our loan portfolio decreased by $151.3 million or 7.5% to $1.9 billion at September 30, 2009 from $2.0 billion at December 31, 2008.  The Company’s loan-to-core deposit ratio decreased to 99.1% at September 30, 2009 from 129.2% at December 31, 2008.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to reduce its wholesale borrowings by $474.3 million during 2009.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes.  These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2009, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  Available funding through correspondent lines at September 30, 2009, totaled $552.1 million, which represents 23.4% of the Company’s earning assets.  Total available funding is comprised of $235.0 million in available federal funds purchased lines and $317.1 million in FHLB borrowing capacity.

The Company was approved to participate in the Federal Reserve’s TAF to provide additional liquidity.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by an auction process, and must be fully collateralized.  At September 30, 2009, the Company had $100.0 million outstanding under the TAF at an interest rate of 0.25% with a term of less than 90 days.  The Company had approximately $332.9 million available in loans to pledge as collateral for additional funding under the TAF.  The Federal Reserve announced in June 2009 that due to improvements in the financial markets, the size and terms of certain liquidity programs, including the TAF, were being changed.  While the TAF does not have a fixed expiration date, the size of the auctions was reduced from $150.0 billion to $75.0 billion.  However, the auctions have not been fully subscribed even at the reduced level.  The Company intends to continue utilizing the TAF as funding needs arise.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The reduction in the quarterly dividend is projected to save the Company approximately $5.6 million per year considering shares outstanding as of the date of the dividend reduction. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 13 of the Notes to the Condensed Consolidated Financial Statements).

On June 23, 2009, the Company terminated its revolving line of credit facility with U.S. Bank National Association.  The revolving line of credit had an aggregate principal sum of up to $30.0 million with an interest rate based on a LIBOR-based rate or a variable federal funds-based rate, plus a spread of 1.35%.  The agreement was terminated at the request of the Company prior to its expiration on July 30, 2009.  There was no amount drawn on the line of credit at the time of the termination and no premium or penalty was assessed to the Company for early termination.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock. At September 30, 2009 equity totaled $235.3 million, an $18.8 million decrease from December 31, 2008.  The decrease was attributable to a net loss of $78.5 million, dividend payments of $4.7 million and loss from noncontrolling interests of $0.7 million.  These decreases were offset by an increase due to $55.8 million of net proceeds from the common equity offering; $1.4 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity and; and a net increase of $7.9 million in accumulated other comprehensive income due to a net unrealized gain in our derivatives and available-for-sale securities portfolios.

On July 20, 2009, the Company completed an underwritten public placement of 13,205,600 shares of the Company’s common stock (including an underwriter’s option) at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $55.8 million after deducting underwriting discounts and estimated offering expenses.  The proceeds will be used to support the growth and related capital needs of the Bank, expand our operations through new de novo branch offices, fund possible acquisitions, and fund working capital needs.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weightings, based generally on the perceived credit risk of the asset. These risk weightings are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2009, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.01%, and Total Capital ratio of 11.30%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2009 was 13.95% and its Total Capital ratio was 16.25%. Total Risk-Based Capital for the consolidated company increased by $17.0 million from $319.8 million at December 31, 2008.  The increase was due to the common equity placement offset by the net loss recognized in the first nine months of 2009 (excluding goodwill impairment that does not impact regulatory capital).  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company’s condensed consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.   The Company has also committed to investing in certain partnerships.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section above.

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

•      The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2009, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2009, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

COBIZ FINANCIAL INC.

Date:	November 9, 2009	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	November 9, 2009	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer