Form 10-K
period 2009-12-31
COBIZ FINANCIAL INC
filed 2010-02-19
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                             to

Commission file number 001-15955

COBIZ FINANCIAL INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 17th St., Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 293-2265

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its  corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2009, computed by reference to the closing price on the NASDAQ Global Select Market was $123,556,827.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock February 17, 2010, was 36,723,853.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial holding company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2009, we had total assets of $2.5 billion, net loans of $1.7 billion and deposits of $2.0 billion. We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc. Prior to its initial public offering in June 1998, the Company was acquired by a group of private investors in September 1994.

Our wholly owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 12 locations, including nine in the Denver metropolitan area, one in Boulder and two in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has eight locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We focus on attracting and retaining high-quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver office.

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

Operating Segments

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Investment Advisory and Trust

•                  Insurance

•                  Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Private banking
	•	Interest-rate hedging
	•	Depository products
	•	Treasury management

Investment Banking through:	•	Merger and acquisition advisory services
Green Manning & Bunch, Ltd.	•	Institutional private placements of debt and equity
	•	Strategic financial services

Investment Advisory and Trust through:	•	Customized client investment policy
Alexander Capital Management Group, Inc.	•	Proprietary bond and equity offerings
Wagner Investment Management, Inc.	•	Tailored asset allocation strategies
CoBiz Trust	•	Trust administration
	•	Investment management
	•	Estate settlements
	•	Family office services

Insurance through:	•	Estate and business succession planning
CoBiz Insurance, Inc.	•	Employee benefits and retirement planning
Financial Designs, Ltd.	•	Executive compensation and benefits planning
	•	Commercial lines
	•	Private client
	•	Risk management services

In 2009, the Company hired a Director of Wealth Management to lead its wealth management initiative and to facilitate organic growth.  The Company’s wealth management initiative is comprised primarily of the activities in the Investment Advisory and Trust segment.  One of the primary initiatives of this new role is to evaluate our current product offerings and to strategically focus our offerings to our customers, while also increasing the Company’s operational efficiency.

For a complete discussion of the segments included in our principal activities and for certain financial information for each segment, see Note 19 to the Consolidated financial statements.

Mission Statement

Our mission is to serve the complete financial needs of successful businesses, business owners, professionals and high-net worth individuals.  We create thoughtful, integrated, comprehensive solutions tailored to each customer’s needs, thereby freeing them to succeed personally and professionally.

Our core values are:

•                  Focus on the customer

•                  Place people at the core

•                  Act with integrity

•                  Give back to the community

•                  Create sustained shareholder value

•                  Have fun

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

The Company hired Colorado and Arizona market presidents for the Bank during 2009.  The new market presidents are responsible for overseeing the Bank’s locations and providing direction for future growth.  Both of the market presidents have substantial experience in the regional marketplace.

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) at June 30, 2009.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank	0.41%	1.58%
Other in-state banks	14.74%	47.36%
Out-of-state banks	84.85%	51.06%
Total	100.00%	100.00%

De novo branching. We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. This strategy has been successful in Colorado and the Arizona market. Since the acquisition of the Company by private investors in 1994, we have introduced 10 Colorado and six Arizona de novo locations. Management continues to monitor opportunities for expansion in the western United States.

Fee-based business lines. We began offering trust and estate administration services in 1998; employee benefits brokerage and consulting in 2000; P&C insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003. The 2007 addition of Wagner to CoBiz’ investment management offerings increased our reach in the Colorado market.  The 2008 acquisition of the assets and employees of BDA expanded the P&C business in the Arizona market.

When evaluating complementary business lines, the Company considers:

•                  Businesses that our core banking franchise can contribute significant value to the revenue potential.

•                  Businesses that provide financial services and related products to our target market.

•                  Businesses where clients value relationships, service and product quality over price.

•                  Businesses with sustainable operating margins.

Establish strong brand awareness.  We recently completed a project to clarify and strengthen the CoBiz brand, by focusing on the relationship between each of our business lines, our unique breadth of services and our exceptional reputation in the markets we serve. The project analysis included extensive customer and market research to help develop a cohesive and comprehensive approach to our internal and external communications efforts while leveraging the power of each subsidiary as part of the larger company. The branding initiative has been executed across all our companies. The initiative has refined the brand platform and unified the look and feel of the CoBiz identity across the Company.

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

Emphasizing high-quality customer service. We believe our ability to offer high-quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 20 locations, are not using our remote deposit capture product or simply do not have the time to go to the Bank.

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of our Board of Directors. At December 31, 2009, our ratio of nonperforming loans to total loans was 4.44%, compared to 2.02% at December 31, 2008.

The slowdown in the overall economy has negatively impacted our asset quality during 2008 and 2009.  In response to the deteriorating economic conditions and the increase in our nonperforming assets, we created a Special Assets Group in 2009 to focus on resolving problem assets.  This group is led by a senior banking officer who has been with the bank for 13 years and previously served as the Bank’s Chief Operations Officer.  All loans in a default or workout status are assigned to the Special Assets Group.  The Special Assets Group meets with representatives from each bank location on a monthly basis.  In addition, to further strengthen our procedures over asset quality, we separated our loan review function into two separate departments during 2009: a loan review department and a credit administration department.  We believe these actions will facilitate recovery strategies and reduce credit losses.

Controlling interest rate risk. We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.  We have also implemented interest rate floors in many of our variable rate loans in order to preserve our net interest income in the event of interest rate decreases.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

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

Acquisitions. We intend to continue to explore acquisitions of financial institutions or financial service entities, including opportunities in Colorado, Arizona and other western states.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  We believe the downturn in the financial services market during 2008 and 2009 will increase acquisition opportunities as entities that are undercapitalized look to partner with a stronger financial entity at relatively low deposit premiums.

Market Areas Served

We operate in two of the fastest-growing western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.  The current economic downturn has negatively impacted both markets.  The Colorado market was slower to enter the recession than other areas of the Country.  Conversely, the Arizona market was one of the states that led the nation into the recession and has been significantly impacted by unemployment, job losses and foreclosure rates.  However, the long-term prospects of both markets remain solid due to the diversity of industry sectors, educated workforces and reputation as quality of life markets.

Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

Colorado.  Denver’s economy has diversified over the years with significant representation in various industries. The Denver metropolitan area is one of the fastest-growing regions in the nation, helping to make Colorado the seventh-fastest growing state in the United States in terms of percentage population growth from April 2000 to July 2009.  We have two locations each in downtown Denver, Littleton and the Vail Valley, and one location each in Boulder, Commerce City, Cherry Creek, the Denver Technological Center (DTC), Golden and Louisville.

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being one of the fastest-growing states in terms of percentage population growth from April 2000 to July 2009, second only to Nevada. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Population		Population
•	Colorado: 4.9 million	•	Arizona: 6.5 million
•	Metropolitan Denver: 2.5 million	•	Metropolitan Phoenix: 4.3 million
•	Projected to increase 35% to 5.8 million from 2000 to 2030	•	Projected to increase 109% to 10.7 million from 2000 to 2030

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2009 was 7.5%, up from 5.8% in December 2008	•	Preliminary unemployment rate at December 2009 was 9.1%, up from 6.6% in December 2008
	(national average of 10.0%)		(national average of 10.0%)
•	Lost 86,600 jobs, 3.7% decrease, from December 2008 to December 2009	•	Lost 122,100 jobs, 4.8% decrease, from December 2008 to December 2009

Competition

CoBiz and its subsidiaries face competition in all of our principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.  In addition, recently a number of traditional investment banks converted into bank holding companies, which may increase competition for deposits.

Please see “Risk Factors” below for additional information.

Employees

At December 31, 2009, we had 564 employees, including 545 full-time equivalent employees. Employees of the Company enjoy a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB). CoBiz is required to file an annual report with the FRB and such other reports as may be required pursuant to the BHCA.

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

Emergency Economic Stabilization Act of 2008 (EESA).  Deteriorating market conditions in 2008 led to the issuance of the EESA that was signed into law on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (TARP) with an objective to ease the downturn in the credit cycle.  The TARP provided up to $700 billion to the Department of the Treasury (Treasury) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, the Department of the Treasury established a Capital Purchase Program (CPP), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009, and accelerated the date on which the FRB will begin paying interest on required and excess reserve balances.  On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extended the temporary increase in the limit on federal deposit insurance coverage to $250,000 per depositor to December 31, 2013.  The limit will decrease to $100,000 on January 1, 2014.

On December 19, 2008, the Company entered into an agreement with the Treasury pursuant to the CPP to issue shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) for an aggregate purchase price of $64.5 million.  The Company also issued a warrant with a 10-year term to acquire 895,968 shares of its common stock at an exercise price of $10.79.  Participation in the CPP limits the amount of executive compensation that is deductible for tax purposes to $500,000 per person; requires Treasury approval prior to any increase in common stock dividends; and requires Treasury approval prior to any common stock repurchases.  In addition, if dividends on the Series B Preferred Stock are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

American Recovery and Reinvestment Act of 2009 (ARRA).  To further stimulate the lagging economy, President Barack Obama signed the ARRA into law on February 17, 2009.  Title VII of the ARRA contains limits on executive compensation for senior executive officers of participants in the CPP for as long as any financial assistance provided under the TARP remain outstanding.  The limitations include a prohibition on incentives that may encourage unsafe behavior; a provision for the recovery of bonuses in the event of materially inaccurate financial statements; a prohibition on the payment of golden parachutes; and the prohibition of the accrual or payment of any bonus, retention award or incentive compensation.  The prohibition on retention awards does not include the issuance of restricted stock as long as the restricted stock does not fully vest during the period in which the Series B Preferred Stock is outstanding and the fair value of the award does not exceed 1/3 of the receiving officers’ annual compensation.  These limitations will apply to the five most highly compensated employees of the Company, or such number of employees as the Treasury may deem necessary.  The ARRA also removed restrictions under the CPP plan that restricted the redemption of the Series B Preferred Stock by the Company unless certain conditions were met.  The Series B Preferred Stock may be redeemed by the Company subject to approval from the FRB.

On June 15, 2009, the Treasury issued an interim final rule, TARP Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.

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

Dividend Restrictions.  Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the Consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2009, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

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

Capital Adequacy. The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $500 million by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and noncontrolling interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets. The FRB has established a minimum ratio of 3% for “strong holding companies” as defined by the FRB. For most other holding companies, the minimum required leverage ratio is 4%, but may be higher based on particular circumstances or risk profile.

For regulatory capital purposes, the Series B Preferred Stock is treated the same as noncumulative perpetual preferred stock as an unrestricted core capital element included in Tier 1 Capital.

The table below sets forth the capital ratios of the Company:

	At December 31, 2009
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	16.1%	8.0%
Tier I capital to risk-weighted assets	13.8%	4.0%
Tier I leverage ratio	11.4%	4.0%

On May 7, 2009, the Board of Governors of the Federal Reserve System announced the results of the Supervisory Capital Assessment Program (SCAP), a review of the capital of the 19 largest U.S. banks instituted by the federal banking regulators. The SCAP was a forward-looking exercise designed to estimate losses, revenues and reserve trends under adverse macroeconomic scenarios.  The purpose of the SCAP review was to evaluate the capital position of the 19 largest U.S. banking institutions to determine if additional capital was required to provide a buffer against future losses.  Based on the SCAP review, federal banking regulators determined that 10 of the 19 banking institutions needed to raise additional capital.

Although we were not included in the group of 19 banking institutions reviewed under the SCAP, the results indicate that federal banking regulators are focused on the composition of regulatory capital, specifically that voting common equity should be the dominant element of Tier 1 capital.  In addition, Tier 1 Common Capital was emphasized to reflect the fact that common equity is the first element of the capital structure to absorb losses, offering protection to more senior parts of the capital structure and lowering the risk of insolvency.  The minimum Tier 1 Common Capital ratio specified in the SCAP review was 4%.  While Tier 1 Common Capital is not an official regulatory capital ratio, we do give consideration to the SCAP review since it provides insight into the current regulatory environment.

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

The Bank

General. The Bank is a state-chartered banking institution, the deposits of which are insured by the Deposit Insurance Fund (DIF) of the FDIC, and is subject to supervision, regulation and examination by the Colorado Division of Banking, the FRB and the FDIC. Prior to 2007, the Bank was a nationally chartered institution and also subject to the supervision of the Office of the Comptroller of the Currency (OCC). Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

Federal Home Loan Bank Membership.  The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB).  Each member of the FHLB is required to maintain a minimum investment in capital stock. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements.  Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board.  Because the extent of any obligation to increase our investment in the FHLB depends entirely upon the occurrence of a future event, potential future payments to the FHLB are not determinable.

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

Examinations. The FRB and the Colorado Division of Banking periodically examines and evaluates banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2009
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	11.4%	8.0%
Tier I capital to risk-weighted assets	10.1%	4.0%
Tier I leverage ratio	8.3%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2009, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

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

Interest Rate Restrictions.  Beginning January 1, 2010, insured depository institutions that are not well-capitalized will be subject to limitations on deposit interest rates paid.  Pursuant to the FDIC regulations, these institutions will be limited to offering a maximum deposit rate of the “national rate” plus 75 basis points.  The national rate is defined for deposits of similar size and maturity as a simple average of rates paid by all insured depository institutions and branches for which data are available.

Brokered Deposits.  Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept brokered deposits.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996.  In 2009, the base assessment rate range for Risk Category 1 institutions increased to 7-24 basis points as part of the FDICs Restoration Plan for the DIF.  This increase is necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  As part of the new assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The base assessment rates for Risk Categories II — IV range from 17-78 basis points.  A change in our risk category would negatively impact our assessment rates.

The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2010 is 0.265 basis points (1.06 basis points annually).  The assessment rate is adjusted quarterly.

On May 22, 2009, the FDIC voted to levy a special assessment on insured institutions as part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system.  The special assessment was 5 basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  On September 30, 2009, the Company paid a special assessment of $1.2 million.

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  On December 31, 2009, the Company pre-paid estimated assessments of $10.3 million for the years 2010-2012.  For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

Temporary Liquidity Guarantee Program (TLGP).  On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system.  Pursuant to the program, the FDIC will guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009 (Transaction Account Guarantee program).  All FDIC insured institutions were covered under the program until December 5, 2008, at no cost.  After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program.  The Company elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program.  Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions through June 30, 2010.

As part of the extension, insured institutions electing to continue participation will pay an increased assessment ranging from 15-25 basis points depending on the entity’s Risk Category.  The Company has elected to continue its participation in the Transaction Account Guarantee Program.

Restrictions on Loans to One Borrower. Under state law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses. The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

Fee-Based Business Lines

Alexander Capital Management Group, LLC (ACMG) and Wagner are registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of ACMG’s and Wagner’s investment management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict ACMG or Wagner from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2009. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, which, among other measures, authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Trouble Asset Relief Program, or TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the Capital Purchase Program authorized by TARP (as well as the Capital Assistance Program announced on February 25, 2009), the United States Department of Treasury, or Treasury, is purchasing equity securities from participating institutions.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Bank, or FRB, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, or the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Most recently, on February 17, 2009, the American Reinvestment and Recovery Act of 2009, or ARRA, was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

The purpose of these and certain other legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and other regulatory initiatives may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, has adversely affected us and may continue to adversely affect us.

In general, all of our business segments have been negatively impacted by current market conditions. There has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale in both 2008 and 2009.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

Substantially all of our real property collateral is located in Arizona and Colorado. Although the Colorado economy has outperformed the majority of other metropolitan areas nationally, it began to show increasing signs of weakness during the fourth quarter of 2008. These broader economic trends have impacted our Colorado loan portfolio, which has seen an increase in adversely graded credits. Additionally, the Arizona market continues to be negatively impacted by a severely depressed residential housing market. The receipt of borrower financial statements as well as focused portfolio reviews by our bankers contributed to an increase in adversely graded credits in both markets during 2009.  If real estate prices continue to decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be further diminished, and we would be more likely to suffer losses on defaulted loans.

In addition, our Insurance Segment’s revenues have been adversely affected by a continued soft premium market for property and casualty insurance; the decline in the broader equity market has negatively impacted Investment Advisory earnings; and Investment Banking transactions have been curtailed due to market uncertainty and valuation issues.

Continued weakness could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market for our common stock.

Our allowance for loan losses may not be adequate to cover actual loan losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, we expect to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the economic conditions in Colorado and Arizona further deteriorate.  The actual amount of future provisions for loan losses cannot be determined at any specific point in time and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

A majority of our loans are secured by real estate. This concentration, coinciding with a downturn in our real estate markets, could affect our business.

There has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale in both 2008 and 2009.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in tax laws and other governmental statutes; regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Arizona and Colorado. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past 12 months. Market conditions may negatively affect the value of securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than- temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.

We are subject to executive compensation restrictions because of our participation in the Treasury’s Capital Purchase Program.

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with recent amendments, apply to a number of other employees. The standards include (i) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, except as otherwise permitted by the rules; (iv) a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and certain other employees. These restrictions and standards could limit our ability to recruit and retain executives.

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

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2009 meets the definition of commercial real estate concentration as set forth in the final guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our primary source of funding growth is through deposit accumulation. Our ability to attract deposits is significantly influenced by general economic conditions, changes in money market rates, prevailing interest rates and competition. If we are not successful in increasing our current deposit base to a level commensurate with our funding needs, we may have to seek alternative higher-cost wholesale financing sources or curtail our growth.

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

In addition, we may acquire financial institutions and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately and profitably manage such growth. Acquiring other financial institutions and businesses involves risks commonly associated with acquisitions, including:  potential exposure to unknown or contingent liabilities of financial institutions and other businesses we acquire; exposure to potential asset quality issues of the acquired banks or businesses; difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; potential disruption to our business; potential diversion of our management’s time and attention; and the possible loss of key employees and customers of the banks and businesses we acquire.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, and servicing or loan origination systems.  The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2009, we had 12 bank locations, four fee-based locations and an operations center in Colorado and eight bank locations in Arizona. Our executive offices are located at 821 17th Street, Denver, Colorado, 80202.  In 2009, CoBiz Insurance — CO and CoBiz Insurance — AZ relocated into existing Company locations.  CoBiz Insurance — CO is now located at the 821 17th Street location and CoBiz Insurance — AZ is now located at the 2600 N. Central Avenue location.  We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 15 to the Consolidated financial statements. The terms of these leases expire between 2013 and 2016. The Company leases all of its facilities. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
DTC	8400 E. Prentice Ave., Ste. 150, Greenwood Village, CO 80111	2010
Boulder	2025 Pearl St., Boulder, CO 80302	2010
West	15710 W. Colfax Ave., Golden, CO 80401	2011
Cherry Creek	301 University Blvd., Suites 100 & 200, Denver, CO 80206	2012
Eagle	212 Chambers Ave., Unit 3, Eagle, CO 81631	2012
Littleton	101 W. Mineral Ave., Littleton, CO 80120	2012
Northeast	4695 Quebec St., Denver, CO 80216	2013
Northwest	400 Centennial Pkwy., Ste. 100, Louisville, CO 80027	2014
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2014
Prince	2409 W. Main St., Littleton, CO 80120	2014
Tremont	1275 Tremont Pl., Denver, CO 80202	2014
Denver	821 17th St., Denver, CO 80202	2016
Denver - Operations	717 17th St., Ste. 400, Denver, CO 80202	2020
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2010
Scottsdale	6909 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2011
Camelback	3200 E. Camelback Rd., Ste. 129, Phoenix, AZ 85018	2012
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2012
Surprise	12775 W. Bell Rd., Surprise, AZ 85374	2016
Phoenix Main	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018

		Lease
Fee-Based Locations	Address	Expiration
CoBiz Insurance Inc. - CO	821 17th St., Denver, CO 80202	2016
Wagner Investment Management, Inc	3200 Cherry Creek South Dr., Ste. 240, Denver, CO 80209	2010
CoBiz Insurance Inc. - AZ	2600 N. Central Ave., Ste. 1950, Phoenix, AZ 85004	2017
Green Manning & Bunch, Ltd. (1)	370 17th St., Ste. 3600, Denver, CO 80202	2010
Alexander Capital Management Group	1099 18th St., Ste. 2810, Denver, CO 80202	2012
Financial Designs Ltd.	1775 Sherman St., Ste. 1800, Denver, CO 80203	2013

(1) GMB has signed a lease agreement for a new location that is expected to commence in April 2010.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 1, 2010, there were approximately 510 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2008:
First Quarter	$16.03	$11.17	$0.07
Second Quarter	13.86	6.58	0.07
Third Quarter	15.20	5.13	0.07
Fourth Quarter	12.30	8.14	0.07
2009:
First Quarter	$9.99	$4.00	$0.07
Second Quarter	8.09	4.81	0.01
Third Quarter	6.64	4.18	0.01
Fourth Quarter	5.70	3.99	0.01

The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 9 to the Consolidated financial statements, that could limit our ability to pay dividends.

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.  At December 31, 2009, the Company has paid all required dividends under the Purchase Agreement when due.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2004 and the closing prices on December 31, 2005, 2006, 2007, 2008 and 2009, with the hypothetical cumulative total return on the Russell 2000 Index and the NASDAQ Bank Index for the comparable period.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
CoBiz Financial Inc.	$100.00	$90.74	$110.86	$75.90	$50.96	$25.37
NASDAQ Bank Index	$100.00	$98.07	$111.61	$89.40	$70.16	$58.73
Russell 2000 Index	$100.00	$104.62	$123.90	$121.96	$80.74	$102.67

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods reported, the Company has completed two acquisitions of companies as described in Part I, Item 1.

At or for the year ended December 31,	2009	2008	2007	2006	2005
(in thousands, except per share data)
Statement of income data:
Interest income	$129,450	$144,908	$154,510	$136,444	$103,456
Interest expense	26,066	49,557	66,611	57,015	32,481
Net interest income before provision for loan losses	103,384	95,351	87,899	79,429	70,975
Provision for loan losses	105,815	39,796	3,936	1,342	2,465
Net interest income (loss) after provision for loan losses	(2,431)	55,555	83,963	78,087	68,510
Noninterest income	27,627	35,778	28,611	30,964	25,213
Noninterest expense	141,410	89,717	75,515	71,927	62,480
Income (loss) before taxes	(116,214)	1,616	37,059	37,124	31,243
Provision (benefit) for income taxes	(32,859)	(91)	13,713	13,299	11,177
Net income (loss) before noncontrolling interest	(83,355)	1,707	23,346	23,825	20,066
Less: net (income) loss attributable to noncontrolling interest	314	(379)	(322)	(999)	(60)
Net income (loss)	$(83,041)	$1,328	$23,024	$22,826	$20,006

Earnings (loss) per common share - basic	$(2.98)	$0.05	$0.98	$1.01	$0.90
Earnings (loss) per common share - diluted	$(2.98)	$0.05	$0.96	$0.98	$0.87
Cash dividends declared per common share	$0.10	$0.28	$0.26	$0.22	$0.19
Dividend payout ratio	NM	560.00%	26.53%	21.78%	21.05%

Balance sheet data:
Total assets	$2,466,015	$2,684,275	$2,391,012	$2,112,423	$1,933,056
Total investments	545,980	500,448	395,663	438,894	466,150
Loans	1,780,866	2,031,253	1,846,326	1,544,460	1,332,668
Allowance for loan losses	75,116	42,851	20,043	17,871	16,906
Loans held for sale	1,820	—	—	—	—
Deposits	1,968,833	1,639,031	1,742,689	1,476,337	1,326,952
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,984	—	—	—
Shareholders’ equity	230,451	252,099	189,270	162,675	136,544

Key ratios:
Return on average total assets	(3.25)%	0.05%	1.04%	1.11%	1.10%
Return on average shareholders’ equity	(35.23)%	0.67%	12.15%	15.45%	15.42%
Average shareholders’ equity to average total assets	9.22%	7.80%	8.54%	7.19%	7.16%
Net interest margin	4.38%	4.08%	4.28%	4.20%	4.27%
Efficiency ratio (1)	68.27%	65.10%	64.10%	64.12%	64.83%
Nonperforming assets to total assets	4.24%	1.75%	0.15%	0.06%	0.05%
Nonperforming loans to total loans	4.44%	2.02%	0.18%	0.09%	0.07%
Allowance for loan and credit losses to total loans	4.23%	2.12%	1.12%	1.19%	1.27%
Allowance for loan and credit losses to nonperforming loans	97.28%	104.95%	604.69%	1392.30%	1863.95%
Net charge-offs (recoveries) to average loans	3.78%	0.87%	0.11%	(0.01)%	0.02%

(1)   Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

NM - Not Meaningful

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects due to our commitment to technology and expansion of our fee-based businesses. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of stock-based compensation to many employees and the offering of an employee stock purchase plan, have highly motivated our employees and enhanced our ability to maintain customer loyalty and generate earnings. For additional discussion on stock-based compensation, see Note 14 to the Consolidated Financial Statements.

Industry Overview. The U.S. commercial banking industry has been significantly impacted in 2008 and 2009 by decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market.  The weakened U.S. housing market has caused the industry to realize significant losses on write-downs of investment securities securitized by real estate and higher credit costs for write-downs of loans issued for investment.  During 2008, 25 banks failed and went into receivership with the FDIC.  In 2009, 140 banks went into receivership.  This compares to only 10 bank failures in the years 2003 to 2007.

Statements made by the Chairman of the Federal Reserve during the third quarter of 2009 indicated the recession may be coming to an end from a technical perspective, but the economy could be weak for some time.  The unemployment rate increased from 4.9% in December 2007 to 10.0% in September 2009, the highest rate since June 1983.  The high unemployment rate is one of the driving factors that could prolong a weak economy.  In the third quarter of 2009, FDIC-insured commercial banks reported a combined net profit of $2.8 billion, a significant improvement over the combined net loss of $4.3 billion recorded in the second quarter of 2009.  The third quarter 2009 annualized net charge-offs for the industry set a record high at 2.71% of loans.  This marked the third time in the past four quarters that the net charge-off rate has reached a new high.  The industry continues to be challenged by weakening asset quality as evidenced by the increase in noncurrent loans during the third quarter of 2009 to an all-time high.  Through September 30, 2009, noncurrent loans have increased for 14 consecutive quarters. However, some positive signs were also registered in the third quarter.  While troubled loans increased, the rate of increase in noncurrent loans was the smallest in the past four quarters.  The overall market conditions led the Federal Open Markets Committee (FOMC) to maintain the target federal funds rate at a range of 0 to 25 basis points since it was initially set in December 2008.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2009, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 20 bank locations, six fee-based businesses and total assets of $2.5 billion. Certain key metrics of our operating segments at or for the years ended December 31, 2009 and 2008 are as follows:

			Investment		Corporate
	Commercial	Investment	Advisory &		Support and
	Banking	Banking	Trust	Insurance	Other	Consolidated
(in thousands, except per share data)	2009
Net loss	$(47,698)	$(4,585)	$(6,775)	$(18,100)	$(5,883)	$(83,041)
Diluted loss per common share	$(1.64)	$(0.16)	$(0.23)	$(0.62)	$(0.33)	$(2.98)
Total assets	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

	2008
Net income (loss)	$6,675	$(190)	$(288)	$177	$(5,046)	$1,328
Diluted earnings (loss) per common share	$0.28	$(0.01)	$(0.01)	$0.01	$(0.22)	$0.05
Total assets	$2,629,082	$6,670	$9,025	$28,706	$10,792	$2,684,275

	2007
Net income (loss)	$28,689	$322	$(17)	$(542)	$(5,428)	$23,024
Diluted earnings (loss) per common share	$1.20	$0.01	$—	$(0.02)	$(0.23)	$0.96
Total assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

Noted below are some of the significant financial performance measures and operational results for 2008 and 2009:

2009

•                  The Company recognized a $46.2 million goodwill impairment charge in 2009.

•                  Commercial Banking lost $1.64 per diluted share in 2009, down from a contribution of $0.28 in 2008.  Our commercial banking franchise recognized provision for loan losses of $103.4 million in 2009, compared to $39.8 million in 2008.  Net charge-offs for 2009 totaled $73.5 million, compared to $17.0 million for 2008.  Nonperforming assets also increased to $104.5 million at the end of 2009, from $47.0 million at the end of 2008.  The Bank’s ratio of allowance for loan and credit losses to total loans ended the year at 4.23%, the highest ratio the Bank has had at the end of a year in its history, and the allowance exceeds 97% of nonperforming loans. The segment also realized a goodwill impairment charge of $15.4 million.

•                  The increase in provision for loan loss expense was the primary driver in the decrease in net income for both the commercial banking segment and the Company.  The Company’s land acquisition and development portfolio represented 8.6% of total loans, but accounted for approximately 61% of the provision for loan losses and 59% of the gross charge-offs.

•                  Investment Banking lost $0.16 per diluted share in 2009, down from a $0.01 loss in 2008. Mergers and acquisition activity was muted in 2009 due to the adverse impact of severe macro economic conditions.  The segment also realized a goodwill impairment charge of $5.3 million.

•                  Investment Advisory and Trust lost $0.23 per diluted share in 2009, down from a loss of $0.01 in 2008.  While the major market indices rose during 2009, the market growth did not fully recapture the losses realized in 2008.  The decline in average market values in 2009 compared to 2008 continued to pressure top line revenue.  The segment also realized a goodwill impairment charge of $6.5 million.

•                  Insurance lost $0.62 per diluted share in 2009, down from a contribution of $0.01 in 2008.  The segment was adversely impacted by a decrease in wealth transfer cases, as clients conserved cash reserves due to the recession.  The Company’s P&C revenues are generated as a percentage of its client’s insurance premiums.  As client payrolls, revenues and business assets have shrunk due to economic conditions, premiums have also decreased.  Thus, the Company has realized lower revenues on a large part of its existing client base.  The segment also realized a goodwill impairment charge of $19.0 million.

•                  Corporate Support and Other lost $0.33 per diluted share in 2009, down from a loss of $0.22 in 2008.  The increase in the net loss per share was primarily due to the inclusion of the preferred stock dividends for a full year in 2009.  The preferred stock was outstanding for less than a month in 2008.  In addition, the segment recorded $2.4 million in provision for loan loss expense for non-performing assets transferred from the commercial bank.

•                  During the third quarter of 2009, the Company successfully completed a common equity offering of $55.8 million, net of expenses.

•                  The Company recognized losses of $5.6 million in 2009 on valuation adjustments of other real estate owned and other-than-temporary impairments on investments.

•                  The net interest margin on a tax-equivalent basis was 4.38% compared to 4.08% in 2008.

•                  The Company’s total risk-based capital ratio increased to 16.1% at the end of 2009 from 14.5% at the end of 2008.

2008

•                  Our commercial banking franchise recognized provision for loan losses of $39.8 million in 2008, compared to $3.9 million in 2007.  Net charge-offs for 2008 totaled $17.0 million, compared to $1.8 million for 2007.  Nonperforming assets also increased to $47.0 million at the end of 2008, from $3.5 million at the end of 2007.

•                  The increase in provision for loan loss expense was the primary driver in the decrease in net income for both the commercial banking segment and the Company.  A migration of loans to a more adversely graded credit category in 2008, including charge-offs, caused the increase in the provision for loan losses.

•                  Investment Banking lost $0.01 per diluted share in 2008, down from a $0.01 contribution in 2007. Investment banking revenues are transactional in nature and, as a result, the segment’s earnings can be more volatile.

•                  Investment Advisory and Trust lost $0.01 per diluted share in 2008, down from a neutral contribution in 2007.  On December 31, 2007, the Company acquired Wagner, an investment advisor providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations.  Top-line revenue for the segment was positively impacted by the acquisition of Wagner in 2008.  Offsetting the increase in revenue from the Wagner acquisition was a decrease in revenue due to market attrition of assets under management.  With all major market indices falling in 2008, this negatively impacted the segment since revenue is generated based on a percentage of assets under management.

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

•                  The Company recognized losses of $4.6 million in 2008 on valuation adjustments of other real estate owned and other-than-temporary impairments on investments.

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

Bank. The commercial bank segment, the cornerstone of our franchise, has been adversely impacted by the slowdown in the economy and the tightening in the credit markets over the past two years.  Loans fell by 12.3% and asset quality significantly worsened during 2009.  The negative impact of asset quality not only effected the level of provision for loan losses, but also impacted net interest income as earning assets decreased.

Fee-Based Business Lines. The company’s fee-based business lines — investment banking, insurance, and investment advisory and trust — operated at a loss for 2009 on a combined basis.  The impairment of goodwill was the primary contributor to the combined net loss.  Our ratio of noninterest income to total operating revenues also declined to 21% for 2009 compared to 27% in 2008.

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

This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see “Segment Results” discussed below and Note 19 to the Consolidated Financial Statements.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality. We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a non-accrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan. Individual loans that are deemed to be impaired are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-10-35, Receivables — Subsequent Measurement.

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

Refer to the Analysis of Allowance For Loan and Credit Losses section under Financial Condition and Provision and Allowance for Loan and Credit Losses section under Results of Operations below for further discussion on management’s methodology.

Other Real Estate owned

Other Real Estate Owned (OREO) represents properties acquired through foreclosure or physical possession.  Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

Recoverability of Goodwill

ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities  We estimate the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

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

We conducted interim evaluations of our reporting units at March 31, 2009 and September 30, 2009 due to triggering events in those quarters.  As discussed in Note 6 to the Consolidated Financial Statements, the estimated fair value of all reporting units was less than their carrying values and goodwill impairment was deemed to exist.  A goodwill impairment of $46.2 million was recorded in 2009.

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income.  Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Share-based Payments

On January 1, 2006, we adopted guidance now included in ASC Topic 718, Compensation — Stock Compensation (ASC 718), (originally issued as SFAS No. 123(R), Share-Based Payment), using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123). Prior to the adoption of the guidance now included in ASC 718, we applied the intrinsic-value method for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees, which was allowed by SFAS 123 as an alternative to the fair value method recommended by SFAS 123.

ASC 718 requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows.

Under ASC 718, we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 14 to the Consolidated Financial Statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under ASC 718, could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Fair Value

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) (originally issued as SFAS No. 157, Fair Value Measurements), as it applies to financial assets and liabilities effective January 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2009, $536.9 million of total assets, consisting of $529.2 million in available for sale securities and $7.7 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2009, $3.7 million of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisting of impaired loans represented $64.8 million of total assets.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.4 million of total assets at December 31, 2009.  The Company recognized $1.3 million in other-than-temporary impairments on the private label MBS for the year-ended December 31, 2009.  For additional information on the fair value of certain financial assets and liabilities see Note 18 to the Consolidated Financial Statements.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification became effective on July 1, 2009.  At that date, the ASC became FASB’s official source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing guidance issued by the FASB, the American Institute of Certified Public Accountants (AICPA), the Emerging Issues Task Force (EITF) and other related literature.  The FASB also issues Accounting Standards Updates.  An Accounting Standards Update (ASU) is not authoritative, but communicates amendments to the ASC. An ASU also provides information to help a user of GAAP understand how and why GAAP is changing and when the changes will be effective.

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51) amending existing GAAP to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adopted guidance, now included in ASC Topic 810, Consolidation (ASC 810), clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. Upon adoption, the Company reclassified noncontrolling interests totaling $2.0 million from “Accrued interest and other liabilities” on the consolidated balance sheets to noncontrolling interest within equity.  Prior balances have also been retrospectively applied to conform to the current year presentation, as follows:

		As reported at	As
(in thousands)		December 31, 2008	adjusted
Accrued interest and other liabilities	Consolidated balance sheet	$23,454	$21,469
Total equity	Consolidated balance sheet	252,099	254,084
Total noninterest income	Consolidated statement of operations	35,399	35,778
Net income before noncontrolling interest	Consolidated statement of cash flows	1,328	1,707
Other operating activities, net	Consolidated statement of cash flows	(901)	(1,280)

		As reported at	As
(in thousands)		December 31, 2007	adjusted
Accrued interest and other liabilities	Consolidated balance sheet	$21,107	$19,444
Total equity	Consolidated balance sheet	189,270	190,933
Total noninterest income	Consolidated statement of operations	28,289	28,611
Net income before noncontrolling interest	Consolidated statement of cash flows	23,024	23,346
Other operating activities, net	Consolidated statement of cash flows	(973)	(1,295)

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) which enhances the required disclosures under ASC Topic 815, Derivative and Hedging (ASC 815), in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on the financial position, operating results and cash flows. There was no impact to the consolidated financial statements upon adoption.  For additional disclosures pursuant to ASC 815 see Note 10 - Derivatives.

Effective January 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FASB Staff Position EITF 03-6-1) under ASC 260, which provides that nonvested share-based payment awards containing nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding nonvested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under ASC 260.  Earnings per share for 2008 did not change due to the adoption of the guidance and there were no participating securities outstanding during the year ended December 31, 2007.  See Note 13 - Earnings (Loss) per Common Share for additional information.

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

Effective July 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FSP FAS 157-4) on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires disclosure of a change in valuation technique.  The adoption of the guidance, now included in ASC 820, did not have a material impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments) amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  Existing recognition and measurement guidance related to OTTI of equity securities is not amended by this guidance but rather amends the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total OTTI in the statement of earnings with an offset for the amount recognized in other comprehensive income.  Upon adoption, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  The adoption of the guidance, now included in ASC 320, did not have a material impact on the Company’s consolidated financial statements.  See Note 3 — Investments, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements) amending existing GAAP in ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In May 2009, the FASB issued guidance (originally issued as SFAS No. 165, Subsequent Events) to establish general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement provides guidance on when financial statements should be adjusted for subsequent events and requires companies to disclose subsequent events and the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this Statement, now included in ASC Topic 855, Subsequent Events, did not have a material impact on the Company’s consolidated financial statements.  For the annual period ending on December 31, 2009, subsequent events were evaluated through February 19, 2010 the date the financial statements were issued.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05).  The amendments in ASU 2009-05 were effective as of the beginning of each reporting entity’s first reporting period (including interim periods) that begins after August 2009.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (ASU 2009-16).  The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009.  ASU 2009-16 communicates that updates to ASC 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets.  The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the ‘qualifying special-purpose entity.’   Furthermore, the term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value.  The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the effect, if any, the amendments to ASC 860 will have on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17).  The amendments in ASA 2009-17 are the result of SFAS No. 167, Amendments to FASB Interpretation No. 46(R), originally issued on June 12, 2009.  ASU 2009-17 communicates that updates to ASC 810 changes how a reporting entity determines an entity that is inadequately capitalized or is not controlled through voting power or similar rights should be consolidated.  ASC 810 will require the performance of an analysis to determine whether the reporting entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  ASC 810 identifies a primary beneficiary of a variable interest as having both the power to direct activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  ASC 810 will require enhanced disclosures that will present users of financial statements with more transparent information about the reporting entity’s involvement in a variable interest entity.  The amendments to ASC 810 are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the impact, if any, the amendments to ASC 810 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating the impact, if any, ASU 2010-06 will have on its consolidated financial statements.

Financial Condition

The financial condition of the Company was impacted in 2008 by the acquisition of BDA.  The acquisition was accounted for as a purchase and the assets and liabilities and results of operations of the acquired entity are included in the Company’s consolidated balance sheet and consolidated statement of operations at and for the year ended December 31, 2008, and thereafter.

Lending Activities

General. We provide a broad range of commercial and retail lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and equipment lease financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2009, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to current conditions and heightened default risk due to depressed real estate and collateral values, Management expanded the resources of the credit and loan review departments with the objective to identify problem credit situations earlier.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Senior Credit Officer in each geographic market. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the boards of directors of the Bank and CoBiz. The loan portfolio is also monitored regularly by a loan review department that reports to the Chief Operations Officer of the Company and submits reports directly to the audit committee of the board of directors and the credit administration department.

In response to the current credit cycle, declining asset quality and increasing foreclosures, the Company made a significant investment in establishing a Special Assets Group comprised of seasoned and talented specialists to efficiently manage nonperforming assets.  Management believes having the specialized function will enable our bankers to continue to pursue new lending and deposit relationships and immediately address the Company’s troubled assets.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$559,612	32.8	$648,968	32.6	$576,959	31.6	$482,309	31.6	$421,497	32.0
Real estate - mortgage	935,510	54.8	1,017,444	51.2	874,226	47.9	698,951	45.8	682,503	51.9
Real estate – construction	193,735	11.3	266,928	13.4	309,568	17.0	292,952	19.2	150,680	11.5
Consumer	76,103	4.5	86,701	4.4	71,422	3.9	57,990	3.8	65,932	5.0
Other	15,906	0.9	11,212	0.6	14,151	0.7	12,258	0.8	12,056	0.9
Total loans	$1,780,866	104.3	$2,031,253	102.2	$1,846,326	101.1	$1,544,460	101.2	$1,332,668	101.3
Less allowance for loan losses	(75,116)	(4.4)	(42,851)	(2.2)	(20,043)	(1.1)	(17,871)	(1.2)	(16,906)	(1.3)
Net loans held for investment	$1,705,750	99.9	$1,988,402	100.0	$1,826,283	100.0	$1,526,589	100.0	$1,315,762	100.0
Loans held for sale	1,820	0.1	—	—	—	—	—	—	—	—
Net loans	$1,707,570	100.0	$1,988,402	100.0	$1,826,283	100.0	$1,526,589	100.0	$1,315,762	100.0

Gross loans decreased by $250.4 million to $1.78 billion at December 31, 2009. The decline was driven by customer paydowns in each major category of the portfolio outpacing new loan demand and the increased level of charge-offs.  Loan generation slowed in 2009 as businesses de-leveraged their balance sheets and accumulated cash reserves in response to economic factors.  The decrease in total loans was equally shared between the Colorado and Arizona markets.

Gross loans increased by $184.9 million in 2008.  Growth in the loan portfolio consisted of approximately $128.7 million and $56.2 million loans generated in our Colorado and Arizona markets, respectively.  The increase in the loan portfolio in 2008 was primarily due to growth of our Commercial and Industrial Loans (C&I) and Term Commercial Mortgages.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2009, our individual legal lending limit was $41.0 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2009 and 2008, the outstanding balance of loan participations sold by us was $30.8 million and $53.7 million, respectively. At December 31, 2009 and 2008, we had loan participations purchased from other banks totaling $37.3 million and $38.9 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship. The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2009, 2008, and 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans. However, the Company may be subject to additional regulatory supervisory oversight due to its concentration in commercial real estate lending.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased by more than 50% or more during the prior 36 months.

At December 31, 2009 and 2008, the Company was considered to have a commercial real estate concentration.

	2009		2008		2007
Credit Relationships	Number of Relationships	% of Loan Portfolio	Number of Relationships	% of Loan Portfolio	Number of Relationships	% of Loan Portfolio
Greater than $6.0 million	28	13.6%	32	13.7%	26	11.3%
$3.0 million to $6.0 million	85	19.6%	101	20.7%	95	21.0%
$1.0 million to $3.0 million	347	33.4%	385	33.2%	377	34.1%
$0.5 million to $1.0 million	374	14.7%	427	14.8%	422	15.8%
Less than $0.5 million	4,565	18.7%	4,701	17.6%	4,889	17.8%
	5,399	100.0%	5,646	100.0%	5,809	100.0%

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

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	2009		2008		2007
Commercial Loans by NAICS Code (in thousands)	Balance	% of Commercial Loan Portfolio	Balance	% of Commercial Loan Portfolio	Balance	% of Commercial Loan Portfolio
Manufacturing	$76,832	13.7%	$98,486	15.2%	$73,627	12.8%
Real estate	79,454	14.2%	85,917	13.3%	87,849	15.2%
Finance and Insurance	78,302	14.0%	84,028	13.0%	65,537	11.4%
Wholesale trade	54,175	9.7%	73,600	11.3%	64,916	11.3%
Health Care	63,508	11.4%	69,060	10.6%	64,385	11.2%
Construction	53,240	9.5%	60,500	9.3%	50,830	8.8%
Retail trade	33,687	6.0%	33,933	5.2%	34,102	5.9%
All other	120,414	21.5%	143,444	22.1%	135,713	23.5%
	$559,612	100.0%	$648,968	100.0%	$576,959	100.0%

Real Estate Mortgage Loans. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans. At December 31, 2009, less than 1% of our outstanding loans were guaranteed by the SBA and approximately 1% were guaranteed by the USDA. We also originate residential mortgage loans on a limited basis as an accommodation to our preferred customers.

The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Historically, we have not actively sought residential mortgage loans for our own portfolio, but rather refer such loans to other financial institutions. However, for those residential mortgage loans that are extended, we attempt to apply conservative loan-to-value ratios and obtain personal guarantees and generally require a strong history of debt servicing capability and fully amortized terms of 20 years or less.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2009 and 2008, 57% of the Company’s outstanding real estate mortgage loans were in the Colorado market.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
Real Estate by Type	2009		2008		2007
(in thousands)	Balance	%	Balance	%	Balance	%
Commercial owner	$418,115	44.7	$439,489	43.2	$383,126	43.8
Commercial investor	284,602	30.4	286,977	28.2	230,111	26.3
Residential owner	43,707	4.7	43,224	4.2	35,453	4.1
Residential investor	86,085	9.2	100,572	9.9	79,386	9.1
Land acquisition	103,001	11.0	147,182	14.5	146,150	16.7
	$935,510	100.0	$1,017,444	100.0	$874,226	100.0

Real Estate Construction Loans. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer, although loans for projects built prior to the identification of a specific buyer are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.  With the deep valuation declines in the real estate markets throughout 2008 and 2009, the Company has become very selective in the extension of credit for new construction projects. The Company has intentionally managed the construction portfolio down 27% in 2009 to $193.7 million at December 31, 2009, from $266.9 million at December 31, 2008.  During 2008, management succeeded in shrinking the portfolio 14% from $309.6 million at December 31, 2007.

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

We selectively provide loans for the acquisition and development of land for residential building projects by financially strong developers who maintain an ongoing banking relationship with us. For this category of loans, our underwriting standards generally require that the principal amount of these loans be no more than 65% of the appraised value. Values are determined primarily by approved independent appraisers.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The Company focused on reducing its exposure to land acquisition and development in 2009 due to the valuation decrease in the residential real estate market.  The properties securing the Company’s real estate loan portfolio are generally located in the states of Arizona and Colorado.  At

December 31, 2009, the majority (60%) of the Company’s real estate construction loans were generated in the Colorado market.

The table below summarizes the Company’s Construction loan portfolio by loan type:

	At December 31,
Construction by Type	2009		2008		2007
(in thousands)	Balance	%	Balance	%	Balance	%
Commercial speculative	$51,875	26.8	$41,789	15.7	$29,518	9.5
Commercial pre-leased	36,862	19.0	62,960	23.6	58,419	18.9
Residential speculative	49,215	25.4	73,947	27.7	87,104	28.2
Residential pre-sold	6,117	3.2	13,468	5.0	44,040	14.2
Land development	49,666	25.6	74,764	28.0	90,487	29.2
	$193,735	100.0	$266,928	100.0	$309,568	100.0

Consumer Loans. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, past due loans more than 90 days, Other Real Estate Owned other repossessed assets. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2009	2008	2007	2006	2005
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$509	$1,292	$2,208	$990	$—
Nonaccrual loans
Commercial	12,696	9,312	758	147	786
Real estate - mortgage	45,422	13,616	84	103	121
Real estate - construction	17,075	15,557	360	85	—
Consumer and other	3,496	1,301	—	—	—
Total nonaccrual loans	78,689	39,786	1,202	335	907
Total nonperforming loans	79,198	41,078	3,410	1,325	907
OREO and repossessed assets	25,318	5,941	90	—	—
Total nonperforming assets	$104,516	$47,019	$3,500	$1,325	$907

Allowance for loan losses	$75,116	$42,851	$20,043	$17,871	$16,906
Allowance for credit losses	155	259	576	576	—
Allowance for loan and credit losses	$75,271	$43,110	$20,619	$18,447	$16,906
Ratio of nonperforming assets to total assets	4.24%	1.75%	0.15%	0.06%	0.05%
Ratio of nonperforming loans to total loans	4.44%	2.02%	0.18%	0.09%	0.07%
Ratio of nonperforming loans and OREO to total loans and OREO	5.78%	2.31%	0.19%	0.09%	0.07%
Ratio of allowance for loan and credit losses to total loans	4.23%	2.12%	1.12%	1.19%	1.27%
Ratio of allowance for loan and credit losses to nonperforming loans	97.28%	104.95%	604.69%	1392.30%	1863.95%

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

When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms was $1.8 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.  The amount in 2007 was not material.  OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 to the Consolidated Financial Statements for additional discussion on the valuation of OREO assets.

Nonperforming assets increased by $57.5 million in 2009 to $104.5 million at December 31, 2009, from $47.0 million at December 31, 2008.  The following table summarizes nonperforming assets by type and market.

	2009				2008
				NPAs as a % of				NPAs as a % of
(in thousands)	Colorado	Arizona	Total	Loans and OREO	Colorado	Arizona	Total	Loans and OREO
Commercial	$8,658	$4,537	$13,195	2.36%	$8,428	$937	$9,365	1.44%
Term real estate	9,000	9,832	18,832	2.26%	1,178	3,438	4,616	0.53%
Land acquisition and development	17,358	16,675	34,033	22.29%	6,415	11,632	18,047	8.13%
Construction	3,900	5,732	9,632	6.67%	7,038	711	7,749	4.03%
Consumer	905	252	1,157	1.52%	221	1,080	1,301	1.50%
Other loans	—	2,349	2,349	13.25%	—	—	—	—
OREO and repossessed assets	15,169	10,149	25,318	—	114	5,827	5,941	—
Nonperforming assets	$54,990	$49,526	$104,516	5.78%	$23,394	$23,625	$47,019	2.31%

Included in nonperforming assets was $25.3 million of OREO and other repossessed assets, comprised of 19 properties, the largest of which has a fair value of $12.0 million.  In addition to the nonperforming assets described above, the Company had 199 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $151.6 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Analysis of Allowance for Loan and Credit Losses. The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

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

	For the year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Balance of allowance for loan losses at beginning of period	$42,851	$20,043	$17,871	$16,906	$14,674
Charge-offs:
Commercial	14,991	2,194	1,803	278	363
Real estate - mortgage	38,685	427	—	—	246
Real estate - construction	20,734	14,122	—	—	—
Consumer	2,081	364	30	34	99
Other	86	37	5	8	—
Total charge-offs	76,577	17,144	1,838	320	708
Recoveries:
Commercial	1,989	42	56	487	104
Real estate — mortgage	568	7	—	25	277
Real estate - construction	414	—	—	—	—
Consumer	36	103	18	7	90
Other	20	4	—	—	4
Total recoveries	3,027	156	74	519	475
Net (charge-offs) recoveries	(73,550)	(16,988)	(1,764)	199	(233)
Provision for loan losses charged to operations	105,815	39,796	3,936	766	2,465
Balance of allowance for loan losses at end of period	$75,116	$42,851	$20,043	$17,871	$16,906

Balance of allowance for credit losses at beginning of period	$259	$576	$576	$—	$—
Provision (credit) for credit losses charged to operations	(104)	(317)	—	576	—
Balance of allowance for credit losses at end of period	$155	$259	$576	$576	$—

Total provision for loan and credit losses charged to operations	$105,711	$39,479	$3,936	$1,342	$2,465

Ratio of net charge-offs (recoveries) to average loans	3.78%	0.87%	0.11%	(0.01)%	0.02%

Average loans outstanding during the period	$1,948,120	$1,944,728	$1,665,379	$1,446,964	$1,209,377

Additions to the allowances for loan and credit losses, which are charged as expenses on our consolidated statements of operations, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from previously charged off loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, amount of loan losses charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that actual loan and credit losses will not exceed the allowances for loan and credit losses.

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with ASC Topic 310 — Receivables (formerly FAS No. 114, Accounting by Creditors for Impairment of a Loan ) based on probable losses on specific loans; (ii) general reserves determined in accordance with guidance in ASC Topic 450 — Contingencies (formerly SFAS No. 5, Accounting for Contingencies), based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves.

Specific Reserves. The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.

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

The Company has an internal loan review department that operates independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, land acquisition and development loans, and speculative real-estate loans.  This supplemental portion of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks. Concentration risk limits have been established for, among other things, certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Unallocated Reserves. The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Included in the unallocated reserve is a missed grade component that is intended to capture the inherent risk that certain loans may be assigned the incorrect loan grade.

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

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2009		2008		2007		2006		2005
(in thousands)	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
Commercial	$15,733	31.4%	$13,190	31.9%	$8,015	31.2%	$7,162	31.2%	$8,517	31.6%
Real estate — mortgage	14,535	46.7%	11,209	42.8%	3,406	39.4%	3,190	36.9%	3,296	39.9%
Land acquisition and development	30,097	8.6%	9,098	10.9%	4,516	12.8%	2,668	14.2%	1,533	18.1%
Real estate — construction	5,700	8.1%	6,714	9.5%	2,792	11.9%	2,617	13.2%	1,355	4.5%
Consumer	2,143	4.3%	1,404	4.3%	710	3.9%	652	3.8%	801	4.9%
Other	419	0.9%	—	0.6%	—	0.8%	35	0.8%	44	0.9%
Unallocated	6,489	0.0%	1,236	0.0%	604	0.0%	1,547	0.0%	1,360	0.0%
Off-balance sheet commitments	155	0.0%	259	0.0%	576	0.0%	576	0.0%	—	0.0%
Total	$75,271	100.0%	$43,110	100.0%	$20,619	100.0%	$18,447	100.0%	$16,906	100.0%

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

The land acquisition and development (Land A&D) component has been identified by Management as a higher-risk loan category.  The quality of the Land A&D category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots.  Management relies heavily on recent loss experience in determining risk in the category which it believes provides a more accurate gauge of actual risk given the negative trends in the current economic cycle.

Economic conditions that began to deteriorate in late 2007 worsened in 2008 with high profile bankruptcies, government-orchestrated mergers and a freeze in the credit markets.  Conditions continued to worsen in 2009 with broad economic declines, historically high unemployment rates, continued devaluation of real estate, and severe credit defaults.  Despite indications the economic recession may have technically ended there continues to be strong pressure holding real estate values down near recent lows and asset quality also remains low.  Borrowers in general are strained as depressed consumer spending has stressed revenues and cash flows which has in turn caused sharp increases in the past due obligations, foreclosures and charge-offs of lenders.

The Arizona and Colorado markets the Company operates in were not immune to these widespread economic problems.  The provision for loan and credit losses of the Company increased by $66.2 million and $35.5 million to $105.7 million and $39.5 million for the respective years ended December 31, 2009 and 2008.  During 2009 and 2008, the Company provided $32.2 million and $22.5 million more in provision for loan and credit losses than net charge-offs during the respective years.  The Company’s allowance for loan and credit losses to total loans was 4.23% and 2.12% at December 31, 2009 and 2008, respectively.  The allowance for loan and credit losses to nonperforming loans decreased from

104.95% at December 31, 2008 to 97.28% at December 31, 2009, a decline largely the result of the elevated net charge-off activity during the year.  We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

Our investment portfolio is comprised primarily of securities issued by government sponsored entities or securities rated “AAA” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within a one-to five-year period. Our practice is to purchase primarily U.S. Treasury and U.S. government agency-backed securities. Our investment strategies are reviewed in bi-monthly meetings of the Asset-Liability Management Committee.

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

	At December 31,
(in thousands)	2009	2008	2007
Mortgage-backed securities	$403,215	$438,188	$326,191
U.S. Government agencies	56,453	—	36,509
Trust preferred securities	34,781	22,750	12,885
Corporate debt securities	32,641	13,429	—
Municipal Securities	2,417	2,515	3,450
Other investments	16,473	23,566	16,628
Total	$545,980	$500,448	$395,663

At December 31, 2009, investments comprised 22.14% of total assets compared to 18.64% a year earlier.  During 2009, investments, net of unrealized gains on available for sale securities, increased by $45.5 million to $546.0 million from $500.4 million at December 31, 2008.  During 2009, the Company purchased $152.1 million of securities.  The purchases were comprised primarily of $56.7 million in Government agencies; $55.9 million in mortgage-backed securities; $13.3 million in trust preferred securities; and $25.8 million in corporate bond securities.  The increase from security purchases was offset by $109.4 million in maturities and principal pay downs; and $2.2 million in security sales.  Available-for-sale securities had a net unrealized gain of $12.0 million at December 31, 2009, a $14.7 million increase over the net unrealized loss of $2.7 million at December 31, 2008.

During 2008, the Company purchased $210.9 million of securities.  The purchases included mortgage-backed securities, trust preferred securities and corporate bond securities.  The increase from security purchases was offset by $109.1 million in maturities and principal pay downs; there were no sales of available-for-sale securities in 2008. During 2008, the net unrealized loss increased by $1.6 million from $1.1 million at December 31, 2007.

At December 31, 2009, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed, U.S. government agencies and trust preferred securities.  The mortgage-

backed securities consist primarily of securities issued by government-sponsored entities. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single-entity issues that have been impacted by the overall decrease in the financial services market.

For the year ended December 31, 2009, the Company had OTTI on investment securities of $2.3 million compared to $1.7 million for the year ended December 31, 2008.  The 2009 OTTI of $2.3 million related to two private-label mortgage-backed securities and two single-issuer trust preferred securities.  The 2008 OTTI of $1.7 million was comprised of a $1.3 million write down resulting from an increase in the credit risk associated with a single issuer trust preferred security and a write down of $0.4 million on a FNMA perpetual preferred security.

During 2009, other investments decreased by $7.1 million primarily due to FHLB stock sales of $7.9 million offset by FHLB stock dividends of $0.2 million and FRB stock purchases of $0.5 million.  The Company sold FHLB stock in 2009 due to an increased liquidity position that did not require as large a borrowing base (that is calculated on FHLB stock holdings and available collateral) as in prior years.

During 2008, other investments increased by $6.9 million mainly due to FHLB stock purchases of $6.4 million and FHLB stock dividends of $0.5 million. The Company purchased additional FHLB stock in 2008 to increase its borrowing base with the FHLB.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2009.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$84,110	4.18%	$202,315	5.47%	$22,885	5.34%	$93,905	4.89%	$403,215	5.06%
U.S. Government agencies	—	0.00%	39,363	2.43%	17,090	2.85%	—	0.00%	56,453	2.56%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	34,781	7.64%	34,781	7.64%
Corporate debt securities	2,503	4.20%	27,562	4.90%	2,576	6.05%	—	0.00%	32,641	4.94%
Municipal securities	771	5.58%	1,086	5.53%	—	0.00%	560	8.87%	2,417	6.32%
Other investments	14,301	3.52%	—	0.00%	—	0.00%	2,172	2.46%	16,473	3.38%
Total	$101,685	4.10%	$270,326	4.97%	$42,551	4.39%	$131,418	5.59%	$545,980	4.91%

(1)  Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2009, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

				2009 vs 2008		2008 vs 2007
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
Goodwill	$—	$46,160	$43,386	$(46,160)	(100.0)%	$2,774	6.4%
Intangible assets, net	4,910	5,704	2,112	(794)	(13.9)%	3,592	170.1%
Bank-owned life insurance	34,560	30,718	29,546	3,842	12.5%	1,172	4.0%
Premises and equipment, net	8,203	9,154	8,811	(951)	(10.4)%	343	3.9%
Accrued interest receivable	8,184	8,617	10,201	(433)	(5.0)%	(1,584)	(15.5)%
Deferred income taxes, net	29,654	16,933	7,723	12,721	75.1%	9,210	119.3%
Other real estate owned	25,182	5,941	—	19,241	323.9%	5,941	100.0%
Other	54,135	26,709	17,661	27,426	102.7%	9,048	51.2%
Total	$164,828	$149,936	$119,440	$14,892	9.9%	$30,496	25.5%

Goodwill.  During the year ended December 31, 2009, the Company conducted a detailed impairment analysis on goodwill.  The result of the review indicated an impairment of goodwill and at March 31, 2009 and September 30, 2009, impairment charges totaling $46.2 million were recorded eliminating all goodwill from the consolidated balance sheet of the Company.  See Note 6 to the Consolidated Financial Statements for additional discussion of the analysis.

Intangible Assets.  Intangible assets on the balance sheet at December 31, 2009 represent value associated with client relationship lists and employee non-compete agreements.  During 2009, the Company recorded a $0.1 million impairment on a non-amortizing tradename intangible asset.

The increase in intangible assets of $3.6 million in 2008 was due to the acquisition of intangibles from the BDA and Wagner acquisitions, offset by $0.7 million in amortization.

Bank-Owned Life Insurance (BOLI).  BOLI increased by $3.8 million to $34.6 million at December 31, 2009.  The increase relates to additional purchases of BOLI of $2.7 million and growth in the cash surrender value of the policies.

BOLI increased by $1.2 million to $30.7 million during the year ended December 31, 2008 as a result of growth in the cash surrender value of the policies.

Deferred Income Taxes.  The increase in deferred income taxes of $12.7 million to $29.7 million at December 31, 2009 is primarily the result of the tax effect of the provision for loan losses net of charge offs, accounting for approximately $12.2 million of the change.  The goodwill impairment charges mentioned above as well as amortizing relationship intangibles also contributed approximately $4.6 million to the net deferred tax asset increase during 2009 as a certain components of goodwill were tax deductible.  Increases were offset by other transactions that include OTTI charges, amortization of deferred loan fees, changes in OCI related to the available for sale securities and derivative portfolios.  Income taxes and temporary tax differences are discussed in greater detail in Note 11 to the Consolidated Financial Statements.

Deferred income taxes increased by $9.2 million to $16.9 million during the year ended December 31, 2008.  The increase was primarily due to the $8.5 million tax effect of the provision for loan and credit losses.

Other Real Estate Owned.  OREO increased by $19.2 million to $25.2 million during the year ended December 31, 2009.  Foreclosures increased during 2009 as negative economic trends impacted our borrowers as well as continued declines in real estate values impacted the valuations of real estate collateral.  At December 31, 2009, the Company’s recorded investment in OREO was distributed between its two operating markets, with approximately $10.0 million and $15.2 million in Arizona and Colorado, respectively.  During 2009, the Company established the Special Assets Group staffed with highly qualified personnel whose objective is to efficiently manage nonperforming assets, including OREO.

OREO of $5.9 million was recorded at December 31, 2008 compared to $0 in 2007.

Other Assets.  Other assets increased by $27.4 million to $54.1 million during the year ended December 31, 2009.  The primary drivers of the increase related to prepaid FDIC assessments of $10.3 million, net change in income taxes receivable of $12.3 million and $7.4 million of restricted cash placed as collateral with correspondent banks relating to letters of credit issued on behalf of our customers.

Other assets increased $9.0 million to $26.7 million during the year ended December 31, 2008.  Contributing to the increase was a $5.4 million increase in the fair value of derivatives, and a $2.4 million receivable for estimated tax payments made in excess of the tax liability.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and NOW accounts, and individual retirement accounts. During the third quarter of 2007, the Company introduced a non-collateralized Eurodollar sweep product as an alternative to the collateralized customer repurchase product. The Eurodollar has gained significant acceptance with our customer base and at December 31, 2009, balances totaled $107.5 million.  At December 31, 2009, noninterest-bearing deposits increased by $89.0 million, or nearly 20% over the prior year balance to $542.8 million. Growth in this deposit category, and many others, significantly outpaced 2008 growth when noninterest-bearing deposits grew by $14.7 million or 3% over 2007.  We believe that we receive a large amount of noninterest-bearing deposits because we provide customers with the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company is currently participating in the TLGP created by the FDIC, which provides full coverage for noninterest-bearing deposit accounts regardless of the dollar amount.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. The Company had $10.3 million, $66.6 million and $148.1 million in brokered deposits at December 31, 2009, 2008 and 2007, respectively.  The Company excludes reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts which we view as customer related deposits. Brokered deposits are considered a wholesale financing source and are used as an alternative to other short-term borrowings. The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market	$567,363	1.06%	$622,295	1.97%	$584,677	3.19%
Savings	9,711	0.48%	10,217	1.19%	11,184	1.73%
Eurodollar	105,946	1.23%	108,154	2.02%	26,326	3.74%
Certificates of deposits	619,772	1.99%	568,120	3.54%	503,178	4.97%
Total interest-bearing deposits	$1,302,792	1.51%	$1,308,786	2.65%	$1,125,365	3.99%
Noninterest-bearing demand accounts	486,335		434,926		439,285
Total deposits	$1,789,127	1.10%	$1,743,712	1.99%	$1,564,650	2.87%

Maturities of certificates of deposit of $100,000 and more are as follows:

(in thousands)	At December 31, 2009
Remaining maturity:
Less than three months	$243,014
Three months up to six months	135,773
Six months up to one year	136,544
One year and over	11,388

Total	$526,719

Throughout 2009, new and existing customers accumulated cash deposits, building their liquidity positions due to economic uncertainty.  Deposits overall increased by $329.8 million to $1.97 billion at December 31, 2009, compared to $1.64 billion at December 31, 2008.  NOW and money market deposits also grew significantly in 2009, increasing $142.5 million from December 31, 2008 to $708.4 million at December 31, 2009.  Certificate of deposits increased to $599.6 million at December 31, 2009, from $522.1 million at December 31, 2008.  In 2008, a provision in the EESA temporarily raised the limit on federal deposit insurance coverage to at least $250,000 per depositor.  In 2009. the increased coverage was extended through December 31, 2013.  The combined results of the higher deposit insurance limits and the deposit gathering efforts of our bankers have significantly grown the deposit base in 2009.  This has allowed the Company to reduce its reliance on short-term borrowings and wholesale deposit arrangements.

Deposits decreased $103.7 million to $1.6 billion at December 31, 2008.  The decrease in deposits was mainly due to a decrease of $81.5 million in brokered deposits and $65.4 million in NOW and money market deposits offset by an increase of $77.7 million in reciprocal CDARS.

Noninterest-bearing demand deposits comprised 27.6% and 27.7% of total deposits at December 31, 2009 and 2008, respectively.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option (TIO) and term auction facility funds (TAF) offered through the FRB, securities sold under agreements to repurchase which generally mature within 90 days or less, advances from the FHLB with original maturities of one year or less, and advances under a revolving credit facility. Auctions under the TIO program were halted in November 2008 as the FRB introduced a number of alternative lending programs for financial institutions.  Short-term borrowing opportunities became available under the TAF program in 2008 which the Company utilized in 2008 and 2009.  A $30.0 million revolving credit facility that originated in July 2007 was cancelled by the Company in June 2009 prior to its contractual expiration.  There was no amount drawn on the line of credit and the line was last used in December 2008.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2009, 2008 and 2007.  See the Liquidity and Capital Resources discussion below and Note 8 to the Consolidated Financial Statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2009	2008	2007
Federal funds purchased
Balance at end of period	$240	$38,763	$150,374
Average balance outstanding for the period	15,023	62,836	20,983
Maximum amount outstanding at any month end during the period	46,028	157,683	150,374
Weighted average interest rate for the period	0.44%	2.03%	5.03%
Weighted average interest rate at period end	1.00%	0.59%	4.23%
Term investment option / Term auction facility funds
Balance at end of period	$—	$445,000	$—
Average balance outstanding for the period	240,362	82,503	5,699
Maximum amount outstanding at any month end during the period	475,000	445,000	10,000
Weighted average interest rate for the period	0.26%	1.20%	5.11%
Weighted average interest rate at period end	0.00%	0.84%	0.00%
FHLB overnight advances
Balance at end of period	$—	$59,300	$30,000
Average balance outstanding for the period	32,052	70,858	47,404
Maximum amount outstanding at any month end during the period	90,000	270,000	99,800
Weighted average interest rate for the period	0.38%	2.16%	5.38%
Weighted average interest rate at period end	0.00%	0.65%	4.67%
FHLB term advances
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	6,332	108,877	68,524
Maximum amount outstanding at any month end during the period	70,400	300,000	110,000
Weighted average interest rate for the period	0.58%	2.61%	5.26%
Weighted average interest rate at period end	0.00%	0.00%	0.00%
Securities sold under agreement to repurchase
Balance at end of period	$139,794	$133,478	$168,336
Average balance outstanding for the period	125,053	147,230	228,342
Maximum amount outstanding at any month end during the period	162,308	180,008	259,421
Weighted average interest rate for the period	0.91%	1.81%	3.67%
Weighted average interest rate at period end	0.92%	0.90%	3.00%
Revolving line of credit
Balance at end of period	$—	$—	$17,070
Average balance outstanding for the period	—	18,456	3,307
Maximum amount outstanding at any month end during the period	—	28,358	17,070
Weighted average interest rate for the period	0.00%	3.71%	6.42%
Weighted average interest rate at period end	0.00%	0.00%	5.16%

Long-term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2009	2008	2007
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	30,928
CoBiz Capital Trust III	20,619	20,619	20,619
Total Junior Subordinated Debentures	$72,166	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	$—

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 to the Consolidated Financial Statements.

Results of Operations

Results of operations for the year ended December 31, 2008, were impacted by the acquisition of BDA.  The acquisition was accounted for as a purchase, and the assets and liabilities as well as the results of operations of the acquired entity are included in the Company’s consolidated balance sheet and consolidated statement of operations at and for the year ended December 31, 2008.

The following table presents, for the periods indicated, certain information related to our results of operations.

				2009 vs 2008		2008 vs 2007
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands, except per share data)	2009	2008	2007	Amount	%	Amount	%

INCOME STATEMENT DATA
Interest income	$129,450	$144,908	$154,510	$(15,458)	(10.7)%	$(9,602)	(6.2)%
Interest expense	26,066	49,557	66,611	(23,491)	(47.4)%	(17,054)	(25.6)%
NET INTEREST INCOME BEFORE PROVISION	103,384	95,351	87,899	8,033	8.4%	7,452	8.5%
Provision for loan losses	105,815	39,796	3,936	66,019	165.9%	35,860	911.1%
NET INTEREST INCOME (LOSS) AFTER PROVISION	(2,431)	55,555	83,963	(57,986)	(104.4)%	(28,408)	(33.8)%
Noninterest income	27,627	35,778	28,611	(8,151)	(22.8)%	7,167	25.0%
Noninterest expense	95,250	89,717	75,515	5,533	6.2%	14,202	18.8%
Impairment of goodwill	46,160	—	—	46,160	100.0%	—	.0%
INCOME (LOSS) BEFORE INCOME TAXES	(116,214)	1,616	37,059	(117,830)	NM	(35,443)	(95.6)%
Provision (benefit) for income taxes	(32,859)	(91)	13,713	(32,768)	NM	(13,804)	(100.7)%
NET INCOME (LOSS)	(83,355)	1,707	23,346	(85,062)	NM	(21,639)	(92.7)%
Net (income) loss attributable to noncontrolling interests	314	(379)	(322)	693	(182.8)%	(57)	17.7%
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(83,041)	$1,328	$23,024	$(84,369)	NM	$(21,696)	(94.2)%

Earnings (loss) per common share - basic	$(2.98)	$0.05	$0.98
Earnings (loss) per common share - diluted	$(2.98)	$0.05	$0.96
Cash dividends declared per common share	$0.10	$0.28	$0.26

NM - Not Meaningful

Earnings Performance. Net loss was $83.0 million for the year ended December 31, 2009 compared to net income of $1.3 million and $23.0 million for the years ended December 31, 2008 and 2007, respectively.  The 2009 net loss is primarily attributable to an increase of $66.0 million in the provision for loan losses, goodwill impairment of $46.2 million and $5.5 million in noninterest expense offset by an increase of $32.8 million in benefit for income taxes. Net income declined by $21.7 million in 2008 as compared to 2007, primarily relating to an increase in provision for loan losses of $35.9 million over the $3.9 million provision reported for 2007.  Respective increases of $7.5 million and $7.2 million in net interest income before provision and noninterest income were offset by a $14.2 million increase in noninterest expense from the year ended 2007.  Reported loss per common share on a fully diluted basis for the year ended December 31, 2009 was $(2.98) as compared to earnings per share of $0.05 in 2008.

Reported earnings per common share for the year ended December 31, 2008 declined by $0.91 from $0.96 in 2007.  The decline in earnings per common share over the prior two years is primarily the result of increasing levels of provision for loan losses due to increases in the level of distressed assets and continued market deterioration.  Also impacting 2009 earnings (loss) per common share was the issuance of 13,205,600 shares of common stock.  The Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock in July 2009.  Subsequently, in August 2009, the Company issued an additional 535,600 shares of common stock for the purpose of fulfilling underwriter purchase options.

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

	For the year ended December 31,
		2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$13,011	$105	0.81%	$7,958	$274	3.44%	$8,557	$456	5.33%
Investment securities (3)	482,859	24,107	4.99%	427,902	22,298	5.21%	410,361	21,207	5.17%
Loans (2), (3)	1,948,120	105,965	5.44%	1,944,728	123,055	6.33%	1,665,379	133,446	8.01%
Allowance for loan losses	(67,862)			(25,750)			(18,559)	—
Total interest-earning assets	2,376,128	130,177	5.32%	2,354,838	145,627	6.11%	2,065,738	155,109	7.51%
Noninterest-earning assets
Cash and due from banks	37,473			44,846			45,097
Other	143,105			130,217			107,790
Total assets	$2,556,706			$2,529,901			$2,218,625

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$567,363	$6,011	1.06%	$622,295	$12,280	1.97%	$584,677	$18,673	3.19%
Savings	9,711	47	0.48%	10,217	122	1.19%	11,184	194	1.73%
Eurodollar	105,946	1,305	1.23%	108,154	2,180	2.02%	26,326	985	3.74%
Certificates of deposit
Brokered	33,115	468	1.41%	104,421	3,919	3.75%	114,867	6,066	5.28%
Reciprocal CDARS	132,994	1,888	1.42%	52,858	1,134	2.15%	16,524	758	4.59%
Under $100,000	61,254	1,503	2.45%	94,455	3,621	3.83%	100,807	4,934	4.89%
$100,000 and over	392,409	8,458	2.16%	316,386	11,415	3.61%	270,980	13,254	4.89%
Total interest-bearing deposits	1,302,792	19,680	1.51%	1,308,786	34,671	2.65%	1,125,365	44,864	3.99%
Other borrowings
Securities sold under agreements to repurchase	125,053	1,137	0.91%	147,230	2,669	1.81%	228,342	8,379	3.67%
Other short-term borrowings	293,768	885	0.30%	343,530	7,327	2.13%	145,916	7,717	5.29%
Long-term debt	93,150	4,365	4.69%	79,306	4,890	6.17%	72,166	5,651	7.83%
Total interest-bearing liabilities	1,814,763	26,067	1.44%	1,878,852	49,557	2.64%	1,571,789	66,611	4.24%
Noninterest-bearing demand accounts	486,335			434,926			439,285
Total deposits and interest-bearing liabilities	2,301,098			2,313,778			2,011,074
Other noninterest-bearing liabilities	18,841			17,040			18,049
Total liabilities	2,319,939			2,330,818			2,029,123
Total equity	236,767			199,083			189,502
Total liabilities and equity	$2,556,706			$2,529,901			$2,218,625
Net interest income - taxable equivalent		$104,110			$96,070			$88,498
Net interest spread			3.88%			3.47%			3.27%
Net interest margin			4.38%			4.08%			4.28%
Ratio of average interest-earning assets to average interest-bearing liabilities	130.93%			125.33%			131.43%

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

	For the year ended December 31, Increase (Decrease) 2009 vs 2008			For the year ended December 31, Increase (Decrease) 2008 vs 2007
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$174	$(343)	$(169)	$(32)	$(150)	$(182)
Investment securities (1)	2,864	(1,055)	1,809	906	185	1,091
Loans (1), (2)	215	(17,305)	(17,090)	22,384	(32,775)	(10,391)
Total interest earning assets	3,253	(18,703)	(15,450)	23,258	(32,740)	(9,482)

Interest-bearing liabilities
NOW and money market deposits	(1,084)	(5,185)	(6,269)	1,201	(7,594)	(6,393)
Savings deposits	(6)	(69)	(75)	(17)	(55)	(72)
Eurodollar deposits	(45)	(830)	(875)	3,061	(1,866)	1,195
Certificates of deposit	513	(8,285)	(7,772)	3,228	(8,151)	(4,923)

Other borrowings
Securities sold under agreements to repurchase	(402)	(1,130)	(1,532)	(2,976)	(2,734)	(5,710)
Other short-term borrowings	(1,061)	(5,381)	(6,442)	10,451	(10,841)	(390)
Long-term debt	854	(1,379)	(525)	559	(1,320)	(761)
Total interest-bearing liabilities	(1,231)	(22,259)	(23,490)	15,507	(32,561)	(17,054)
Net increase (decrease) in net interest income	$4,484	$3,556	$8,040	$7,751	$(179)	$7,572

(1)   Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)  Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax equivalent basis increased by $8.0 million or 8.4% to $104.1 million for the year ended December 31, 2009 from $96.1 million at December 31, 2008.  During 2009, the net interest margin increased by 30 basis points to 4.38%.  Average interest-earning assets increased slightly by $21.3 million or 0.9% from 2008 primarily as a result of a $55.0 million growth in investment securities.  A decline of $38.7 million or (2.0)% in average net loans at December 31, 2009 offset the growth in investment securities.  Yields on average-earning assets decreased by 79 basis points during 2009.  The impact to the net interest margin of changes in interest-earning assets was a decrease of 71 basis points due to lower interest rates.  The slight decline of $6.0 million or 0.46% in interest-bearing deposits coupled with a decrease of 114 basis points in rates paid on interest-bearing deposits resulted in an increase of 64 basis points on the net interest margin.  A decrease of $71.9 million in the Company’s utilization of other borrowings such as securities sold under agreements to purchase, the Federal Reserve’s TAF program, and federal funds purchased as well as a decrease of 155 basis points on rates paid on the aforementioned borrowings resulted in a favorable effect on the net interest margin of 36 basis points.

Net interest income on a tax equivalent basis was $96.1 million for the year ended December 31, 2008, an increase of $7.6 million or 8.6% from 88.5 million at December 31, 2007.  The net interest margin contracted by 20 basis points during 2008, ending at 4.08%.  Average interest-earning assets grew by $289.1 million or 14.0% during 2008 compared to 2007, largely related to growth of $279.3 million in average loan portfolio.  However, due to falling rates throughout 2008, the yield on the interest-earning asset base fell sharply, overshadowing the asset growth.  The impact to the net interest margin of changes in interest-earning assets was a decrease of 132 basis points.  Loan growth was funded by average interest-bearing deposit growth of $183.4 million and increases in other borrowings of $123.6 million.  The impact of changes in interest-bearing deposits on the net interest margin was an additional 42 basis points.  The increasing margin on interest-bearing liabilities was largely due to falling interest rates offset by volume increases.  The Company’s utilization of the Federal Reserve’s TAF program positively impacted the net interest margin in 2008.

In order to reduce our asset sensitivity, the Company executes an asset-liability strategy using interest-rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime.  During 2008 the Company entered into two new swap agreements with a total notional value of $40.0 million, amortizing over a period of three years.  The Company receives a fixed rate and pays a variable rate based on the notional amounts. The Company had $130.0 million and $90.0 million in notional values outstanding at December 31, 2009 and 2008, respectively. The weighted-average interest rate paid was 3.25% versus a weighted-average interest rate received of 6.61% at December 31, 2009.  The weighted-average interest rate paid was 3.6% versus a weighted-average interest rate received of 6.9% at December 31, 2008. During 2009 and 2008, interest-rate swaps contributed 11 basis points and 9 basis points, respectively to net interest margin.

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions is to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps will be effective for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged item	Notional (in thousands)	Fixed rate	Termination date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan and Credit Losses. The following table presents provision for loan and credit losses for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
(in thousands)	2009	2008	2007

Provision for loan losses	$105,815	$39,796	$3,936
Provision for credit losses (included in other expenses)	(104)	(317)	—
Total provision for loan and credit losses	$105,711	$39,479	$3,936

The provision for loan and credit losses increased by $66.2 million to $105.7 million for the year ended December 31, 2009.  The provision for loan and credit losses increased by $35.5 million to $39.5 million for the year ended December 31, 2008.  The increases in 2009 and 2008 were made in recognition of the continued decline in property values in both the Colorado and Arizona markets and the impact to the portfolio of generally negative trends in the local economies the Company operates in.  The overall asset quality continued to deteriorate in 2009 as nonperforming loans to total loans increased from 2.02% to 4.44%.  Nonperforming loans increased to $79.2 million at December 31, 2009, from $41.1 million at December 31, 2008.  Net charge-offs during 2009 were $73.5 million compared to $17.0 million in the prior year.  Approximately 51.3% or $39.3 million in charge-offs relate to Arizona relationships while the remaining 48.7% or $37.3 million relate to Colorado relationships.  Charge-offs in excess of $1.0 million each relating to 10 relationships in Colorado comprised over 50% of charge-offs generated in that market.  Approximately 70% of total Arizona charge-offs in 2009 related to 11 relationships.  Management believes the allowance is at a sufficient level to absorb potential losses in the portfolio.  At December 31, 2009, the allowance for loan and credit losses amounted to $75.3 million, or 97.3% of nonperforming loans compared to $43.1 million and 105.0% of nonperforming loans at December 31, 2008.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2009, 2008 and 2007.

				2009 vs 2008		2008 vs 2007
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
NONINTEREST INCOME
Service charges	$4,919	$4,067	$3,154	$852	20.9%	$913	28.9%
Other loan fees	1,254	1,017	1,023	237	23.3%	(6)	(.6)%
Investment advisory and trust income	5,186	6,345	4,763	(1,159)	(18.3)%	1,582	33.2%
Insurance income	11,778	15,113	9,397	(3,335)	(22.1)%	5,716	60.8%
Investment banking income	1,154	5,055	6,681	(3,901)	(77.2)%	(1,626)	(24.3)%
Other income	3,336	4,181	3,593	(845)	(20.2)%	588	16.4%
Total noninterest income	$27,627	$35,778	$28,611	$(8,151)	(22.8)%	$7,167	25.0%

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.   The increase in service charges during the last two years is attributed to a decrease in the earnings credit rate that has fallen due to a decrease in the U.S. Treasury rate.  As the earnings credit rate decreases, the amount of cash fees paid for service charges increases.

Investment Advisory and Trust Income.  Investment advisory and trust income decreased by $1.2 million or 18.3% to $5.2 million for the year ended December 31, 2009.  Investment and advisory trust income for 2008 increased by $1.6 million or 33.2% over the prior year due to the acquisition of Wagner on December 31, 2007.  The acquisition of Wagner contributed $1.9 million of the total increase, which was offset by a decrease in revenue from the Company’s existing investment portfolio.

Revenues from this source are generally a function of the value of assets under management (AUM). Market changes will have a positive or negative impact on the earnings of the companies operating in this business line.  Discretionary assets under management at December 31, 2009, were $755.2 million compared to $709.2 million at December 31, 2008, which represents a 6.5% increase.  Total assets under management, custodial assets and assets under advisement at December 31, 2009, were $1.5 billion.  Revenue maintenance and generation was challenging as the downturn in the stock market continued during 2009.

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

For the year ended December 31, 2009, 2008 and 2007, revenue earned from the insurance segment was comprised of the following:

	2009	2008	2007

Wealth transfer and executive compensation	22.4%	33.0%	38.9%
Benefits consulting	28.2%	23.6%	35.6%
Property and casualty	46.9%	41.4%	22.3%
Fee income	2.5%	2.0%	3.2%
	100.0%	100.0%	100.0%

Insurance income for 2009 decreased by $3.3 million or 22.1% to $11.8 million from $15.1 million in 2008.  The decrease is primarily attributable to lower insurance commissions of $2.3 million on the placement of life insurance policies in wealth transfer cases.  Also, contributing to the overall decline in insurance income are the decreases in property and casualty and bonus income of $0.6 million and $0.3 million, respectively.  Insurance income for 2008 increased $5.7 million from 2007 to $15.1 million for the year ended December 31, 2008.  The change largely related to the acquisition of CoBiz Insurance — Arizona which contributed $4.0 million in its first year of operating as a CoBiz Financial company.  Insurance income derived from wealth transfer cases increased $1.8 million in 2008 over 2007.  In 2007 there were a number of cases that were adversely impacted in the medical underwriting stages.

In 2009, wealth transfer income comprised 22.4% of total insurance income down from 33.0% and 38.9% in 2008 and 2007, respectively.  Due to the aforementioned decline in wealth transfer income, property and casualty income in 2009 represents 46.9% of total insurance income.  Property and casualty income comprised 41.4% and 22.3% in 2008 and 2007, respectively.  The increase in property and casualty in 2008 is attributable to the acquisition of BDA, now CoBiz Insurance — AZ, on January 2, 2008.

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

Investment banking income decreased by $3.9 million or 77.2% to $1.2 million during the year ended December 31, 2009.  Revenues for the Investment Banking segment fell by $1.6 million to $5.1 million or 24.3% for the year ended December 31, 2008.  During 2009, restricted credit markets and substantial uncertainty over sellers’ future performance and cash-flow, had an adverse impact on the number of deals closed as well as on the number of deals actively engaged during 2009.  The Company believes it has a significant pipeline of potential transactions though marketing and closing transactions could be challenging.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income of $3.3 million for the year ended December 31, 2009 decreased by $0.8 million from the prior year.  The decline in other income is primarily attributable to a decrease in income derived from equity method investments of $0.4 million and a decrease in income from private equity investments of $0.7 million offset by an increase of $0.3 million in earnings on customer swaps.

Other income for 2008 grew by $0.6 million for the year ended December 31, 2008, or 16.4% over 2007.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2009, 2008 and 2007.

				2009 vs. 2008		2008 vs 2007
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$53,316	$55,606	$48,648	$(2,290)	(4)%	$6,958	14.3%
Stock-based compensation expense	1,543	1,762	1,524	(219)	(12)%	238	15.6%
Occupancy expenses, premises and equipment	13,215	13,075	11,541	140	1%	1,534	13.3%
Amortization of intangibles	674	724	471	(50)	(7)%	253	53.7%
FDIC and other assessments	4,871	1,504	1,021	3,367	224%	483	47.3%
Other real estate owned and loan workout costs	4,660	687	539	3,973	578%	148	27.5%
Impairment of goodwill	46,160	—	—	46,160	100%	—	0.0%
Net other than temporary impairment losses on securities recognized in earnings	922	—	—	922	100%	—	0.0%
Loss on securities, other assets and other real estate owned	4,677	4,592	1,039	85	2%	3,553	342.0%
Other	11,372	11,767	10,732	(395)	(3)%	1,035	9.6%
Total noninterest expenses	$141,410	$89,717	$75,515	$51,693	58%	$14,202	18.8%

Our efficiency ratio was 68.3% for the year ended December 31, 2009, compared to and 65.1% and 64.1% for 2008 and 2007, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Our efficiency ratio increase has escalated since 2007 as growth in operating expenses outpaced growth in operating revenues.  Loan workout expenses and FDIC and other assessments are the primary contributors to the increase in operating expenses during 2009, overshadowing our cost containment initiatives.  Loan workout expenses and FDIC costs reflected increases of $4.0 million and $3.4 million, respectively, during the year ended December 31, 2009.  The Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies as they are identified.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, decreased by $2.3 million or 4.1% for the year ended December 31, 2009.  The 2009 decrease is primarily attributable to a decrease in employee bonuses of $2.8 million and a decrease of $1.6 million in commission-based compensation from the insurance segment.  Commissions paid to insurance producers are tied directly to insurance revenues, which decreased by 22.1% in 2009.  Salary expense increased by $1.6 million, partially offsetting the decreases in bonuses and commission-based compensation.  The increase in salary expenses are attributed to the following:

•                  Annual merit increases effective January 1, 2009 averaged 2.0%.

•                  The Company filled key management positions during 2009 such as the following:  Director of Wealth Management; Colorado and Arizona Bank Market Presidents.

•                  A new Special Asset Group was formed and as a result the Company hired eight employees in 2009.

•                  Overall, our employee base increased to 545 full-time equivalent employees at the end of 2009 from 535 at the end of 2008.

Salaries and employee benefits increased by $7.0 million, or 14.3%, to $55.6 million during the year ended December 31, 2008.  The increase included expenses related to CoBiz Insurance — Arizona of $2.9 million and Wagner of $1.4 million, business units not included in any prior period presented.  Commission-based compensation from the insurance segment (excluding CoBiz Insurance — Arizona) also increased by $1.1 million during 2008 due to the increase in revenue.  Annual merit increases effective January 1, 2008, averaged 3.9% or $1.4 million of incremental costs.  Other significant changes included an increase in insurance benefit expense of $0.9 million to $3.0 million, a 401(k) expense increase of $0.2 million to $2.0 million and growth in total employees.

Stock-Based Compensation. ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered.  Costs decreased $0.2 million during the year ended December 31, 2009.  An increase in option cancellations and a decrease in the weighted average fair value of awards issued over the past few years contributed to the overall decrease in stock-based compensation during 2009.  Stock-based compensation in 2008 increased by $0.2 million as a result of new awards granted.  The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs. Occupancy costs for the year ended December 31, 2009, increased slightly by $0.1 million.  For the year ended December 31, 2008, occupancy costs increased by $1.5 million over the year ended December 31, 2007.  The acquisitions of CoBiz Insurance — Arizona and Wagner contributed approximately $0.4 million to the 2008 occupancy cost increase.  Two de novo locations that were not fully operational in 2007 also increased 2008 expense by $0.2 million. Maintenance costs, primarily related to computer systems, increased $0.3 million and depreciation on computer hardware and software deployed in 2007-2008 increased $0.2 million.  The Company also expanded its leased premises during 2008 at the Company headquarters, which increased occupancy costs by $0.2 million.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments increased by $3.4 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively.  The increase in 2009 FDIC costs is primarily attributed to an increase in rates on standard assessments and a special assessment adopted by the FDIC on May 22, 2009.  The special assessment increased costs by $1.2 million alone in the second quarter of 2009.  The Company’s standard FDIC assessments have been escalating since late 2008 when higher deposit insurance levels were made available and the number of bank failures climbed (25 failures in 2008 and 140 failures in 2009).

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased by $4.0 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively.  These costs are directly correlated to increased levels of nonperforming assets during 2009, which totaled $104.5 million at December 31, 2009, compared to $47.0 million a year earlier.

Impairment of Goodwill.  During the first quarter of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty were triggering events that would require a goodwill impairment test.  The results of the impairment analysis indicated that goodwill was impaired by $33.7 million, which was included in the interim three month period ended on March 31, 2009.  During the third quarter of 2009, the Company took an additional goodwill impairment of $12.5 million, entirely removing goodwill from the consolidated balance sheet.

Net Other Than Temporary Impairment Losses on Securities. Net other than temporary impairment losses on securities include credit losses recognized on available for sale securities during the year ended December 31, 2009 in accordance with FASB guidance implemented by the Company during the second quarter of 2009.  The $0.9 million credit related OTTI was recognized on two debt securities.

Loss on Securities, Other Assets and Other Real Estate Owned.  Loss on securities, other assets and OREO of $4.7 million during 2009 remained comparable to 2008.  The loss on securities, other assets and OREO increased by $3.6 million during 2008.  The loss on securities, other assets and real estate owned were comprised of the following during the years ended December 31, 2009, 2008, and 2007:

	Loss for the year ended December 31,			Increase / (decrease)
(in thousands)	2009	2008	2007	2009 vs 2008	2008 vs 2007
Available for sale securities	$1,140	$1,657	$494	$(517)	$1,163
Loans held for sale	139	—	—	139	—
OREO and repossessed assets	3,294	2,920	471	374	2,449
Other	104	15	74	89	(59)
	$4,677	$4,592	$1,039	$85	$3,553

The 2009 loss on available for sale securities primarily relates to a noncredit loss of $0.9 million on two single issuer trust preferred securities and $0.4 million on one debt security.  The 2008 loss was comprised of a $1.3 million write down resulting from an increase in the credit risk associated with a single issuer trust preferred security and a write down of $0.4 million on a FNMA perpetual preferred security.

During 2009, the Company sold $15.8 million in OREO and recognized a $2.5 million loss upon sale.  The remainder $0.8 million loss in OREO represents valuation adjustments taken on OREO held at December 31, 2009.  Losses recognized on OREO sold during 2009 were primarily generated by the sale of Land A&D and residential properties, which represent $1.3 million and $1.2 million, respectively, of the total loss recognized in 2009.  Of the $2.5 million loss generated on the sale of OREO, $0.9 million related to properties located in Colorado and $1.6 million to properties located in Arizona.

During 2008, the Company recognized a $2.9 million loss on OREO.  The loss included a valuation adjustment of $2.2 million and a loss of $0.7 million on the sale of OREO.  The loss related to two Land A&D properties in Arizona.

Other Operating Expenses. Other operating expenses for the year ended December 31, 2009, decreased by $0.4 million compared to an increase of $1.0 million for the year ended December 31, 2008.  The decrease of $0.4 million in 2009 is attributed to a decrease in legal expenses of $0.4 million.  The 2008 increase of $1.0 million was primarily due an increase in service contracts and courier expense of $0.8 million.

Federal Income Taxes. The net income tax benefit for the year ended December 31, 2009, increased to $32.9 million from $0.1 million at December 31, 2008.  The provision for income taxes was $13.7 million for the year ended December 31, 2007.  Pre-tax loss for the year ended December 31, 2009 was $116.2 million compared to a pre-tax income of $1.6 million for the year ended December 31, 2008.  Permanent tax differences for the year ended December 31, 2009, comprised primarily of the nondeductible goodwill impairment of $33.3 million, increased taxable income by $31.5 million.  Permanent differences for the year ended December 31, 2008, which were primarily comprised of tax-exempt income, reduced taxable income by $(1.7) million.  The effective tax rates for 2009, 2008 and 2007 were 28.36%, (7.4)%, and 37.3%, respectively.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance, and Corporate Support.  A description of each segment is provided in Note 19 of the accompanying notes to the Consolidated Financial Statements.  A valuation analysis of the Company’s operating segments was performed in 2009 to evaluate impairment of goodwill and other intangible assets.  The analyses indicated goodwill was impaired and noncash charges of $33.7 million and $12.5 million were recorded at March 31, 2009 and September 30, 2009, respectively.  The cumulative charges removed all goodwill from the Company’s consolidated balance sheet at December 31, 2009.  For additional discussion of the impairment see Note 6 to the Consolidated Financial Statements. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking			2009 vs 2008		2008 vs 2007
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
Income Statement
Net interest income	$107,213	$100,748	$93,455	$6,465	6%	$7,293	8%
Provision for loan losses	103,427	39,796	3,965	63,631	160%	35,831	904%
Noninterest income	9,555	8,785	7,398	770	9%	1,387	19%
Noninterest expense	34,533	33,098	28,444	1,435	4%	4,654	16%
Impairment of goodwill	15,348	—	—	15,348	100%	—
Provision (benefit) for income taxes	(19,829)	3,075	16,710	(22,904)	(745)%	(13,635)	(82)%
Net income (loss) before management fees and overhead	(16,711)	33,564	51,734	(50,275)	(150)%	(18,170)	(35)%
Management fees and overhead allocations, net of tax	30,987	26,889	23,045	4,098	15%	3,844	17%
Net income (loss)	$(47,698)	$6,675	$28,689	$(54,373)	(815)%	$(22,014)	(77)%

The Commercial Banking segment reported a net loss of $47.7 million for the year ended December 31, 2009, compared to net income of $6.7 million in the prior year period.  The increase in net interest income during 2009 was primarily the result of a decrease in interest paid on investment securities and a decline on interest paid on interest-bearing liabilities resulting from historically low interest rates.  An increase in loan charge-offs, increased levels of nonperforming loans and deterioration in the credit quality of certain other loans resulted in a $63.6 million increase in the provision for loan losses.  Pursuant to the March 31, 2009, goodwill impairment analysis, a $15.3 million goodwill impairment charge was recorded.

Net income for the year ended December 31, 2008 decreased by $22.0 million from the prior year to $6.7 million.  The $22.0 million decrease was primarily attributable to an increase in provision for loan losses of $35.8 million, an increase in noninterest expenses of $4.7 million, and an increase in management fees and overhead allocations of $3.8 million.  Net interest income and noninterest income increased by $7.3 million and $1.4 million, respectively, during the year ended December 31, 2008.  Provision for income taxes decreased significantly by $13.6 million to $3.1 million during the year ended December 31, 2008.

Investment Banking.

	Investment Banking			2009 vs 2008		2008 vs 2007
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
Income Statement
Net interest income	$7	$38	$129	$(31)	(82)%	$(91)	(71)%
Noninterest income	1,154	5,055	6,681	(3,901)	(77)%	(1,626)	(24)%
Noninterest expense	4,024	5,117	5,949	(1,093)	(21)%	(832)	(14)%
Impairment of goodwill	5,279	—	—	5,279	100%	—	0%
Provision (benefit) for income taxes	(3,768)	(99)	218	(3,669)	(3,706)%	(317)	(145)%
Net income (loss) before management fees and overhead	(4,374)	75	643	(4,449)	(5,932)%	(568)	(88)%
Management fees and overhead allocations, net of tax	211	265	321	(54)	(20)%	(56)	(17)%
Net income (loss)	$(4,585)	$(190)	$322	$(4,395)	(2,313)%	$(512)	(159)%

Net losses for the years ended December 31, 2009 and 2008 were $4.6 million and $0.2 million, respectively.  The increase in losses for the segment during 2009 and 2008 is primarily attributed to a decline in noninterest income resulting from a decrease in the number and size of deals closing during these years.  Also contributing to the net loss in 2009 was a $5.3 million noncash goodwill impairment recorded as a result of goodwill analyses conducted.

Restricted credit markets had an adverse impact on both volume and multiples in middle-market transactions during 2009 and 2008.  The segment continues to have a diversified backlog of engaged transactions, though the number of engaged deals placed on hold or reaching the agreed upon maximum retainer billings increased during 2009.  The segment’s bankers continue to work engaged deals and seek new deals in new industries.  During 2009, the segment added new bankers experienced in technological companies.  Management believes the near-term cost increases will be outweighed by the benefits of the segment’s increased expertise as credit markets continue to loosen for prospective acquirers and valuations become more attractive to prospective sellers.

Investment Advisory and Trust.

	Investment Advisory and Trust			2009 vs 2008		2008 vs 2007
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
Income Statement
Net interest income	$(16)	$(5)	$2	$(11)	(220)%	$(7)	(350)%
Noninterest income	5,186	6,345	4,763	(1,159)	(18)%	1,582	33%
Noninterest expense	6,252	6,223	4,335	29%		1,888	44%
Impairment of goodwill	6,518	—	—	6,518	100%	—	0%
Provision (benefit) for income taxes	(1,440)	(113)	45	(1,327)	(1,174)%	(158)	(351)%
Net income (loss) before management fees and overhead	(6,160)	230	385	(6,390)	(2,778)%	(155)	(40)%
Management fees and overhead allocations, net of tax	615	518	402	97	19%	116	29%
Net income (loss)	$(6,775)	$(288)	$(17)	$(6,487)	(2,252)%	$(271)	(1,594)%

Net loss for the year ended December 31, 2009 increased $6.5 million to $6.8 million from the prior year.  The increase in the net loss for the segment during 2009 was impacted by a decline in noninterest income of $1.2 million resulting from a drop in AUM levels.  Revenues of this segment are generally a function of the value of AUM, but despite significant gains in the broader market during the latter half of 2009, equity values remain well off the higher levels during 2008.  Additionally, goodwill was completely eliminated from the segment during 2009 through a noncash goodwill impairment charge of $6.5 million.

The net loss for the year ended December 31, 2008 was $0.3 million compared to a net loss of less than $0.1 million during the year ended December 31, 2007.  The increase in noninterest income of $1.6 million was overshadowed by an increase of $1.9 million in noninterest expenses during 2008.  The increases in noninterest income and expenses during 2008 resulted from the inclusion of Wagner in our results of operations.  Wagner was acquired on December 31, 2007.

Discretionary AUM increased by $46.0 million to $755.2 million at December 31, 2009 from $709.2 at December 31, 2008.  Discretionary AUM at December 31, 2007 were $963.2 million.  Total AUM, including custody and advisory assets, were $1.5 billion at December 31, 2009, a decline of $104.4 million from the prior year.  Total AUM at December 31, 2007 were $1.7 billion.  Total AUM includes custody assets and a significant advisory client base, which receives an hourly consulting fee as opposed to a basis-point-fee on AUM.

In general, a decline in the broader equity market has negatively impacted the segment’s AUM levels. Existing discretionary assets have decreased due to negative equity returns and attracting new assets billed at the standard rates is proving to be difficult given general market conditions.  Continued pressure on AUM and fee levels may mute current-year revenue growth.

Insurance.

	Insurance			2009 vs 2008		2008 vs 2007
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2009	2008	2007	Amount	%	Amount	%
Income Statement
Net interest income	$(13)	$(7)	$1	$(6)	(86)%	$(8)	(800)%
Noninterest income	11,778	15,113	9,397	(3,335)	(22)%	5,716	61%
Noninterest expense	12,149	14,090	9,497	(1,941)	(14)%	4,593	48%
Impairment of goodwill	19,015	—	—	19,015	100%	—	0%
Provision (benefit) for income taxes	(1,934)	187	(260)	(2,121)	(1,134)%	447	172%
Net income (loss) before management fees and overhead	(17,465)	829	161	(18,294)	(2,207)%	668	415%
Management fees and overhead allocations, net of tax	635	652	703	(17)	(3)%	(51)	(7)%
Net income (loss)	$(18,100)	$177	$(542)	$(18,277)	(10,326)%	$719	133%

Net loss for the year ended December 31, 2009 was $18.1 million compared to net income of $0.2 million for the year ended December 31, 2008.  The decline in net income of $18.3 million during 2009 is primarily attributed to a decline of $3.3 million in noninterest income and a $19.0 million noncash goodwill impairment charge offset by a decline of $1.9 million in noninterest expenses, primarily salaries and benefits.  The decline in noninterest income is largely the result of slower life insurance sales, which have been affected by the current economic climate as clients are cautious in committing to the large cash premiums generally associated with the whole life products that generate the majority of new life insurance sales.  Income from the property and casualty insurance units was also down compared to the 2008 period as a result of a persistent softness in premiums as well as downward pressure on agent commissions.

Net income for the year ended December 31, 2008 was $0.2 million compared to a net loss of $0.5 million for the year ended December 31, 2007.  The increase in net income during 2008 was primarily attributed to the acquisition of CoBiz Insurance — AZ on January 2, 2008.  CoBiz Insurance — AZ contributed $4.0 million in revenues during its first year of operations as part of the Company.

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

Available funding through correspondent lines at December 31, 2009, totaled $540.1 million, which represents 23.8% of the Company’s earning assets.  Available funding is comprised of $234.8 million in available federal funds purchased lines and $305.3 million in FHLB borrowing capacity. In addition, the Company had $101.1 million in securities available to be pledged for collateral for additional FHLB borrowings and TAF borrowings at December 31, 2009.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $47.6 million at December 31, 2009, compared to $45.5 million at December 31, 2008.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 99% and 96% of our total deposits balance of $2.0 billion and $1.6 billion at December 31, 2009 and 2008, respectively.  Our loan portfolio decreased by $248.6 million or 12.2% to $1.8 billion at December 31, 2009.  The Company’s loan to core deposit ratio decreased to 91.0% at December 31, 2009, from 129.2% at December 31, 2008.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to reduce its wholesale borrowings (short-term borrowings and brokered CDs) by $599.1 million during 2009.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. At December 31, 2009, the Bank has approved unsecured federal funds purchase lines with nine correspondent banks with an aggregate credit line of $235.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2009, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the

Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

The Company was approved to participate in the Federal Reserve’s TAF program.  Under the TAF, the Federal Reserve auctions term funds to depository institutions.  Advances are for a fixed amount, with the rate determined by an auction process, and must be fully collateralized.  At December 31, 2009, the Company did not have a balance outstanding under the TAF.  The average TAF outstanding balance during 2009 was $240.4 million and the weighted average interest rate paid ranged from 0.2% to 1.39%.  The Company had approximately $340.0 million available in loans to pledge as collateral for additional funding under the TAF.  The Federal Reserve announced in June 2009 that due to improvements in the financial markets, the size and terms of certain liquidity programs, including the TAF, were being changed.  While the TAF does not have a fixed expiration date, the size of the auctions was reduced from $150.0 billion to $75.0 billion.  However, the auctions have not been fully subscribed even at the reduced level.  The Company intends to continue utilizing the TAF as funding needs arise.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The reduction in the quarterly dividend saved the Company approximately $5.6 million per year based on shares outstanding at the date of the dividend reduction. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2009, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 16 of the Notes to the Consolidated Financial Statements).

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

At December 31, 2009, shareholders’ equity totaled $230.5 million, a $21.6 million decrease from December 31, 2008.  The decrease was primarily due to a net loss of $83.0 million; dividends paid on preferred stock of $3.2 million; and dividends paid on common stock of $2.6 million.  The aforementioned decreases were offset by $55.8 million in net proceeds from the issuance of 13,205,600 shares of common stock; $1.5 million in stock-based compensation expense; $0.4 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity; and an increase of $9.5 million in accumulated other comprehensive income due mainly to net unrealized gains in the available for sales securities portfolio.

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

The Company successfully completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes during the third and fourth quarters of 2008.  Proceeds from the offering were used for general corporate purposes.  The notes qualify as Tier 2 capital for regulatory capital purposes.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2009, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.1%, and Total Capital ratio of 11.4%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2009, was 13.8%, and its Total Capital ratio 16.1%. Total Risk-Based Capital for the consolidated company increased by $6.4 million during 2009.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s Consolidated Financial Statements.  Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s Consolidated Financial Statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2009.  On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.  The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions.  On March 17, 2009, the Federal Reserve Board announced the adoption of a final rule that delays the initial effective date of March 31, 2009 to March 31, 2011.  Upon adoption of this rule, the Company would still maintain its well capitalized status.

The Company’s Consolidated Financial Statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See Note 15 to the Consolidated Financial Statements for additional discussion on these commitments.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2009:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$240	$—	$—	$—	$240
Repurchase agreements (1)	139,794	—	—	—	139,794
Operating lease obligations	4,981	10,095	7,966	10,536	33,578
Long-term debt obligations (2)	6,012	12,022	30,419	121,149	169,602
Preferred Stock, Series B dividend (3)	3,223	6,445	67,601	—	77,269
Supplemental executive retirement plan	—	—	—	2,920	2,920

Total contractual obligations	$154,250	$28,562	$105,986	$134,605	$423,403

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (see Note 9 to the Consolidated Financial Statements) .  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the Consolidated Financial Statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year”, $12.0 million due “After one but within three years”, $9.4 million due “After three but within five years” and $49.0 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)       Cumulative Perpetual Preferred Stock, Series B issued to the US Treasury in December 2008 includes dividends payable at 5% on $64.5 million.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $64.5 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective in December 2013.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance. At December 31, 2009, the Company did not accrue for any earn-out payments for the fiscal year 2009.  No amount was earned under the earn-out arrangements for the year ended December 31, 2008.  See Note 2 to the Consolidated Financial Statements for additional discussion on these earn-outs.

The Company, at the time of the purchase of the assets of BDA, placed into escrow $0.8 million as deferred purchase price that could be earned by achieving certain agreed upon performance measures over the two-year period following the acquisition.  At December 31, 2008, it was determined the unit had met the first of two performance measures and in January 2009 $0.4 million of the deferred purchase price was released to the former owners. At December 31, 2009, performance measures were not met, no additional amounts were earned under the deferred purchase price arrangement and the remaining $0.4 million was released from escrow to the Company.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2009, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$371,177	$95,531	$28,629	$2,719	$498,056
Standby letters of credit	55,013	1,474	120	—	56,607
Commercial letters of credit	202	—	—	—	202
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,346	—	—	—	1,346

Total commitments	$429,918	$97,005	$28,749	$2,719	$558,391

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

Approximately $25.1 million of total commitments at December 31, 2009, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2009, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2009, as adjusted by instantaneous rate changes upward of up to 200 basis points.  Due to the current interest rate environment — the FOMC has a 0-25 basis point target federal funds rate at December 31, 2009, with prime set at 300 basis points above the FOMC target — the downward movement analysis was limited to a 100 basis point change.  Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2009, will remain constant over the 12-month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(.9)%	—	1.2%	2.0%
Market value of equity	n/a	(8.8)%	—	6.9%	12.2%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2009, our cumulative interest rate gap was a positive 27.9%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2009. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to the Consolidated Financial Statements.

	Estimated maturity or repricing at December 31, 2009
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$18,651	$—	$—	$—	$18,651
Fixed rate loans	77,753	91,161	291,291	81,614	541,819
Floating rate loans	746,985	30,769	443,317	19,796	1,240,867
Investment securities held to maturity and available for sale	101,180	505	270,326	173,969	545,980
Total interest-earning assets	$944,569	$122,435	$1,004,934	$275,379	$2,347,317

Interest-bearing liabilities:
NOW and money market	$24,278	$110,316	$346,316	$227,535	$708,445
Savings	528	528	3,060	6,436	10,552
Eurodollar	107,500	—	—	—	107,500
Time deposits under $100,000	35,034	34,036	3,720	59	72,849
Time deposits $100,000 and over	243,014	272,317	11,210	178	526,719
Securities sold under agreements to repurchase	139,794	—	—	—	139,794
Other short-term borrowings	240	—	—	—	240
Subordinated debentures	—	—	—	93,150	93,150
Total interest-bearing liabilities	$550,388	$417,197	$364,306	$327,358	$1,659,249

Interest rate gap	$394,181	$(294,762)	$640,628	$(51,979)	$688,068

Cumulative interest rate gap	$394,181	$99,419	$740,047	$688,068

Cumulative interest rate gap to total assets	15.98%	4.03%	30.01%	27.90%

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

The following table presents, at December 31, 2009, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2009
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$370,897	$155,701	$33,014	$559,612
Real estate – mortgage	320,635	547,824	67,051	935,510
Real estate – construction	177,927	15,808	—	193,735
Consumer	73,327	2,658	118	76,103
Other	3,882	12,617	1,227	17,726

Total loans	$946,668	$734,608	$101,410	$1,782,686

Of the $836.0 million of loans with maturities of one year or more, approximately $373.0 million were fixed-rate loans and $463.0 million were variable-rate loans at December 31, 2009.

To augment our asset and liability management strategy, we also began using interest-rate swaps on our loan portfolio in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 18 different interest-rate swap agreements, seven of which were outstanding at December 31, 2009.

Under the interest-rate swap agreements, we receive a fixed rate and pay a variable rate based on the prime rate. The swaps qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), (originally issued as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended) and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with ASC 815, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (OCI) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of operations as a part of noninterest income.

Interest-rate swap information at December 31, 2009, is summarized as follows:

(in thousands)					Amortization of notional
Swap	Maturity date	Fixed rate	Notional	Fair market value	2010	2011
Swap - January 26, 2007	April 1, 2010	8.080%	$5,000	$62	$5,000	$—
Swap - April 2, 2007	May 1, 2010	7.776%	5,000	77	5,000	—
Swap - May 29, 2007	June 1, 2010	8.053%	5,000	103	5,000	—
Swap - August 16, 2007	August 1, 2010	7.630%	5,000	129	5,000	—
Swap - October 5, 2007	October 1, 2010	7.426%	5,000	155	5,000	—
Swap - June 10, 2008	June 1, 2011	6.360%	10,000	252	5,000	5,000
Swap - October 17, 2008	October 1, 2011	5.520%	25,000	667	—	25,000

Total			$60,000	$1,445	$30,000	$30,000

During 2009, 2008 and 2007, net interest income was increased or (decreased) by $2.6 million, $2.1 million and ($1.4) million, respectively, from the settlement of the interest-rate swaps.

In February 2009, the Company initiated a new series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions are to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements having a total notional value of $70.0 million will fix the interest rates between 5.0% and 6.0% and mature over varying lengths of time from five and 20 years.  These interest-rate swaps are effective for cash settlements beginning in February 2010.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2009 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our Consolidated Financial Statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included under the captions “Election of Directors” and “Management” in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee appearing under the caption “Meetings of the Board and Committees — Audit Committee” will be included in our 2010 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” will be included in our 2010 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2010 Proxy Statement under the captions “Meetings of the Board and Committees — Compensation of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2010 Proxy Statement under the caption “Principal Shareholders” and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing under the caption “Executive Compensation — Stock Option Plans” will be included in our 2010 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2010 Proxy Statement under the captions “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included under the caption “Relationship with Independent Registered Public Accounting Firm” and “Audit Committee Report” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)              The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2009 and 2008;

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2009, 2008 and 2007.

(2)          All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)          Exhibits and Index of Exhibits:

(1)(2)                                                        2                                       Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)                                                                      3.1                              Amended and Restated Articles of Incorporation of the Registrant.

(3)                                                                      3.2                              Amendment to Articles of Incorporation

(8)                                                                      3.3                            Amendment to Articles of Incorporation.

(4)                                                                      3.4                              Amendment to Articles of Incorporation.

(14)                                                                3.5                              Amended and Restated Bylaws of the Registrant.

(18)                                                                3.6                              Amendment to Articles of Incorporation.

(25)                                                                3.7                              Amendment to Articles of Incorporation.

(23)                                                                4.1                              Form of Subordinated Unsecured Promissory Notes due 2018.

(23)                                                                4.2                              Form of Note Holders Agreement, dated August 18, 2008, by and between CoBiz Financial Inc. and Holders of Promissory Notes Issued by CoBiz Financial Inc. in connection with a Private Placement Memorandum of CoBiz Financial Inc. dated as of July 25, 2008.

(25)                                                                4.3                              Form of Certificate for 64,450 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the United States Department of the Treasury, dated December 19, 2008.

(25)                                                                4.4                              Form of the Warrant to Purchase 895,968 shares of Common Stock issued December 19, 2008 to the United States Department of the Treasury (original warrantholder).

(2)                                                                      10.1                        CoBiz Inc. 1998 Stock Incentive Plan.

(2)                                                                      10.2                        Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)                                                                      10.3                        Amended and Restated CoBiz Inc. 1995 Incentive Stock Option Plan.

(2)                                                                      10.4                        Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)                                                                      10.5                        Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)                                                                      10.6                        Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)                                                                      10.7                        First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)                                                                      10.8                        CoBiz Financial Inc. Employee Stock Purchase Plan.

(8)                                                                      10.9                    2002 Equity Incentive Plan.

(9)                                                                      10.10                  Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)                                                                10.11                  Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)                                                                10.12                  Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A.  dated March 31, 2003.

(11)                                                                10.13                  Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)                                                                10.14                  Supplemental Executive Retirement Plan.

(4)                                                                      10.15                  2005 Equity Incentive Plan.

(15)                                                                10.16                  Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Jerry W. Chapman, Richard J. Dalton, Morgan Gust, Thomas M. Longust, Jonathan C. Lorenz, Evan Makovsky, Harold F. Mosanko, Robert B. Ostertag, Howard R. Ross, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.

(13)                                                                10.17                  Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)                                                                10.18                  Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)                                                                10.19                  Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

(21)                                                                10.20                  Form of Indemnification Agreement dated January 16, 2009 between CoBiz

Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart.

(19)                                                                10.21                   Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between Cobiz Financial Inc and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(20)                                                                10.22                  Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(22)                                                                10.23                  Amended and Restated 2005 Equity Incentive Plan.

(25)                                                                10.24                  Securities Purchase Agreement , dated December 19, 2008, by and between CoBiz Financial Inc. and the United States Department of the Treasury.

(25)                                                                10.25                  Form of Waiver of Claims Against the United States for changes in compensation or benefits resulting from participation in the United States Department of the Treasury’s TARP Capital Purchase Program.

(25)                                                                10.26                  Form of Letter Agreement to Amend the executive employment contracts to conform to requirements and limitations promulgated by participation in the United States Department of the Treasury’s TARP Capital Purchase Program and other regulations under Section 409A of the Internal Revenue Code of 1986 (as amended) between CoBiz Financial Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(24)                                                                10.27                  Incentive compensation guidelines for named executive officers.

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

31.1                          Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2                          Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1                          Section 1350 Certification of the Chief Executive Officer.

32.2                          Section 1350 Certification of the Chief Financial Officer.

99.1                         Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2                          Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

(7)                Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2009 annual meeting of shareholders, as filed on April 7, 2009.

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

(19)          Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 17, 2008.

(20)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed April 4, 2008.

(21)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on January 20, 2009.

(22)          Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2008 annual meeting of shareholders, as filed on April 15, 2008.

(23)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2008.

(24)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed January 26, 2010.

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

Dated: February 19, 2010		CoBiz Financial Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	February 19, 2010

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	February 19, 2010

/s/ Troy R. Dumlao	Chief Accounting Officer
Troy R. Dumlao		February 19, 2010

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		February 19, 2010

/s/ Morgan Gust	Director
Morgan Gust		February 19, 2010

/s/ Evan Makovsky	Director
Evan Makovsky		February 19, 2010

/s/ Douglas Polson	Director
Douglas Polson		February 19, 2010

/s/ Mary Rhinehart	Director
Mary Rhinehart		February 19, 2010

/s/ Noel N. Rothman	Director
Noel N. Rothman		February 19, 2010

/s/ Timothy J. Travis	Director
Timothy J. Travis		February 19, 2010

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		February 19, 2010

/s/ Mary M. White	Director
Mary M. White		February 19, 2010

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2009. The report is included under the heading “Report of Independent Registered Public Accounting Firm”.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2009.

February 19, 2010

By:	/s/ Steven Bangert	By:	/s/ Lyne B. Andrich
Steven Bangert		Lyne B. Andrich
Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the internal control over financial reporting of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) or relevant report.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of  and for the year ended December 31, 2009, of the Company and our report dated February 19, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 19, 2010

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2009 AND 2008

(in thousands, except share amounts)	2009	2008
Assets
Cash and due from banks	$28,986	$35,857
Interest bearing deposits and federal funds sold	18,651	9,632
Total cash and cash equivalents	47,637	45,489

Investment securities available for sale (cost of $517,192 and $479,197, respectively)	529,205	476,506
Investment securities held to maturity (fair value of $308 and $374, respectively)	302	376
Other investments - at cost	16,473	23,566
Total investments	545,980	500,448

Loans - net of allowance for loan losses of $75,116 and $42,851, respectively	1,705,750	1,988,402
Loans held for sale	1,820	—
Goodwill	—	46,160
Intangible assets - net of amortization of $3,909 and $3,235, respectively	4,910	5,704
Bank-owned life insurance	34,560	30,718
Premises and equipment - net of depreciation of $26,831 and $24,139, respectively	8,203	9,154
Accrued interest receivable	8,184	8,617
Deferred income taxes, net	29,654	16,933
Other real estate owned - net of valuation allowance of $804 and $2,200, respectively	25,182	5,941
Other	54,135	26,709
TOTAL	$2,466,015	$2,684,275

Liabilities and Equity

Liabilities
Deposits:
Demand	$542,768	$453,731
NOW and money market	708,445	565,948
Savings	10,552	9,274
Eurodollar	107,500	88,025
Certificates of deposits	599,568	522,053
Total deposits	1,968,833	1,639,031
Securities sold under agreements to repurchase	139,794	133,478
Other short-term borrowings	240	543,063
Accrued interest and other liabilities	32,418	21,469
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,234,435	2,430,191

Commitments and contingencies (Note 15)

Shareholders’ Equity
Cumulative preferred, $.01 par value - 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively ($1,000 per share liquidation value)	1	1
Common, $.01 par value - 50,000,000 shares authorized; and 36,723,853 and 23,374,762 issued and outstanding, respectively	365	232
Additional paid-in capital	222,609	164,484
Retained earnings (deficit)	(2,543)	86,827
Accumulated other comprehensive income, net of income tax of $6,142 and $341, respectively	10,019	555
TOTAL SHAREHOLDERS’ EQUITY	230,451	252,099
Noncontrolling interest	1,129	1,985
TOTAL EQUITY	231,580	254,084
TOTAL LIABILITIES AND EQUITY	$2,466,015	$2,684,275

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands, except per share amounts)	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$105,310	$122,418	$132,965
Interest on investments:
Taxable securities	23,470	21,411	20,150
Nontaxable securities	98	121	149
Dividends on securities	467	684	790
Federal funds sold and other	105	274	456
Total interest income	129,450	144,908	154,510

INTEREST EXPENSE:
Interest on deposits	19,680	34,671	44,864
Interest on short-term borrowings and securities sold under agreements to repurchase	2,019	9,996	16,096
Interest on subordinated debentures	4,367	4,890	5,651
Total interest expense	26,066	49,557	66,611

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	103,384	95,351	87,899
PROVISION FOR LOAN LOSSES	105,815	39,796	3,936
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(2,431)	55,555	83,963

NONINTEREST INCOME:
Service charges	4,919	4,067	3,154
Investment advisory and trust income	5,186	6,345	4,763
Insurance income	11,778	15,113	9,397
Investment banking income	1,154	5,055	6,681
Other income	4,590	5,198	4,616
Total noninterest income	27,627	35,778	28,611

NONINTEREST EXPENSE:
Salaries and employee benefits	54,859	57,368	50,172
Occupancy expenses and premises and equipment	13,215	13,075	11,541
Amortization of intangibles	674	724	471
FDIC and other assessments	4,871	1,504	1,021
Other real estate owned and loan workout costs	4,660	687	539
Impairment of goodwill	46,160	—	—
Net other than temporary impairment losses on securities recognized in earnings	922	—	—
Loss on securities, other assets and other real estate owned	4,677	4,592	1,039
Other	11,372	11,767	10,732
Total noninterest expense	141,410	89,717	75,515

INCOME (LOSS) BEFORE INCOME TAXES	(116,214)	1,616	37,059
PROVISION (BENEFIT) FOR INCOME TAXES	(32,859)	(91)	13,713
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(83,355)	1,707	23,346
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	314	(379)	(322)
NET INCOME (LOSS)	$(83,041)	$1,328	$23,024

UNREALIZED APPRECIATION ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVES — Net of income taxes	9,464	549	2,620
COMPREHENSIVE INCOME (LOSS)	$(73,577)	$1,877	$25,644

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(2.98)	$0.05	$0.98
Diluted	$(2.98)	$0.05	$0.96

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	For the year ended December 31,
(in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before noncontrolling interest	$(83,355)	$1,707	$23,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	559	577	385
Depreciation and amortization	4,386	4,447	4,128
Amortization of net loan fees	(924)	(2,357)	(2,807)
Provision for loan and credit losses	105,711	39,479	3,936
Stock-based compensation	1,543	1,762	1,524
Federal Home Loan Bank stock dividend	(245)	(475)	(590)
Deferred income taxes	(18,493)	(9,669)	(1,513)
Excess tax benefit from stock-based compensation	(5)	(159)	(1,060)
Increase in cash surrender value of bank-owned life insurance	(1,184)	(1,172)	(984)
Supplemental executive retirement plan	85	717	783
Impairment of goodwill	46,160	—	—
Loss on sale/write-down of premises and equipment, investment securities and OREO	5,599	4,592	1,039
Other operating activities, net	(1,258)	(1,280)	(1,295)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	(10,262)	—	—
Restricted cash	(7,358)	—	—
Accrued interest and other liabilities	(2,390)	(1,895)	1,756
Accrued interest receivable	433	1,584	(454)
Other assets	(11,077)	(2,756)	135
Net cash provided by operating activities	27,925	35,102	28,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(542)	(6,577)	(2,572)
Proceeds from other investments	8,705	1,104	425
Proceeds from sale of investment securities available for sale	2,158	—	1,053
Purchases of investment securities available for sale	(136,436)	(210,855)	(290,513)
Maturities of investment securities held to maturity	77	93	252
Maturities of investment securities available for sale	109,275	109,104	333,909
Purchase of Bernard Dietrich and Associates	—	(6,781)	—
Purchase of Wagner Investment Management Inc.	—	—	(1,899)
Purchase outstanding noncontrolling interests in ACMG	—	—	(351)
Deferred payments and cash paid in earn-outs, net	(375)	—	(438)
Purchase of bank-owned life insurance	(2,658)	—	(3,114)
Net proceeds from sale of loans and other real estate owned	16,873	2,140	—
Loan originations and repayments, net	136,985	(210,614)	(301,210)
Purchase of premises and equipment	(2,784)	(3,737)	(3,185)
Other investing activities, net	(567)	2	99
Net cash provided by (used in) investing activities	130,711	(326,121)	(267,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	252,287	(42,479)	131,624
Net increase (decrease) in certificates of deposits	77,496	(61,441)	134,384
Net increase (decrease) in short term borrowings	(542,823)	345,619	45,244
Net increase (decrease) in securities sold under agreements to repurchase	6,316	(34,858)	(59,281)
Proceeds from the issuance of subordinated notes payable, net	—	20,900	—
Proceeds from issuance of common stock, net	56,340	1,245	23,095
Proceeds from issuance of preferred stock and warrants, net	—	64,398	—
Repurchase of common stock, net	—	—	(20,062)
Dividends paid on common stock	(2,597)	(6,613)	(6,173)
Dividends paid on preferred stock	(2,919)	—	—
Excess tax benefit from stock-based compensation	5	159	1,060
Net distribution to noncontrolling interests	(542)	(57)	(135)
Other financing activities, net	(51)	9	(111)
Net cash provided by (used in) financing activities	(156,488)	286,882	249,645

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,148	(4,137)	10,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,489	49,626	38,976
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,637	$45,489	$49,626

Supplemental disclosures of cash information - cash paid / (received) during the year for:
Interest	$26,181	$51,089	$66,101
Income taxes	$(1,933)	$11,744	$14,325

Supplemental disclosures of noncash activities:
Loans transferred to other real estate owned	$35,252	$11,001	$—
Loans transferred to loans held for sale	$5,600	$—	$—
Trade date accounting for investment purchases	$15,614	$—	$—
Cash transferred to restricted cash (Other assets)	$7,358	$—	$—
Stock issued for earn-out of Financial Designs Ltd.	$—	$—	$438
Stock issued for acquisition of Wagner Investment Management Inc.	$—	$—	$1,203
Deferred payment for acquisition of Bernard Dietrich and Associates	$—	$375	$—

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		CoBiz Financial Inc. Shareholders
								Accumulated
		Preferred Stock		Common Stock		Additional		Comprehensive
		Shares		Shares		Paid-In	Retained	Income	Noncontrolling
(in thousands, except per share amounts)	Total	Issued	Amount	Issued	Amount	Capital	Earnings	(Loss)	Interest

BALANCE — January 1, 2007	$164,151	—	$—	22,700,890	$227	$74,560	$90,502	$(2,614)	$1,476

Cumulative effect adjustment pursuant to the adoption of ASC Topic 325-30, Investments in Insurance Contracts	(134)	—	—	—	—	—	(134)	—	—
Options exercised	3,238	—	—	369,386	4	3,234	—	—	—
Employee stock purchase plan	706	—	—	47,278	—	706	—	—	—
Stock-based compensation expense	1,524	—	—	—	—	1,524	—	—	—
Tax benefit from stock-based compensation	1,060	—	—	—	—	1,060	—	—	—
Dividends paid-common ($0.26 per share)	(6,173)	—	—	—	—	—	(6,173)	—	—
Earn-out payment for Financial Designs Ltd.	438	—	—	19,501	—	438	—	—	—
Acquisition of Wagner Investment Management Inc.	1,203	—	—	80,908	1	1,202	—	—	—
Proceeds from issuance of common stock net of offering costs of approximately $106	19,151	—	—	975,000	10	19,141	—	—	—
Repurchases of common stock	(20,062)			(1,200,207)	(12)	(4,959)	(15,091)	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $1,606	2,620	—	—	—	—	—	—	2,620	—
Net income	23,346	—	—	—	—	—	23,024	—	322
Distribution to noncontrolling interest	(135)	—	—	—	—	—	—	—	(135)
BALANCE — December 31, 2007	190,933	—	—	22,992,756	230	96,906	92,128	6	1,663

Cumulative effect adjustment pursuant to the adoption of ASC Topic 715, Compensation - Retirement Benefits	(16)	—	—	—	—	—	(16)	—	—
Series B Preferred stock and warrant, net of issuance costs	64,398	64,450	1	—	—	64,397	—	—	—
Options exercised	642	—	—	98,532	1	641	—	—	—
Employee stock purchase plan	603	—	—	67,974	1	602	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	215,500	—	—	—	—	—
Stock-based compensation expense	1,762	—	—	—	—	1,762	—	—	—
Tax benefit from stock-based compensation	159	—	—	—	—	159	—	—	—
Dividends paid-common ($0.28 per share)	(6,489)	—	—	—	—	—	(6,489)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	(107)	—	—	—	—	17	(124)	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $337	549	—	—	—	—	—	—	549	—
Net income	1,707	—	—	—	—	—	1,328	—	379
Distribution to noncontrolling interest	(57)	—	—	—	—	—	—	—	(57)
BALANCE — December 31, 2008	254,084	64,450	1	23,374,762	232	164,484	86,827	555	1,985

Options exercised	153	—	—	23,479	—	153	—	—	—
Employee stock purchase plan	371	—	—	79,662	1	370	—	—	—
Proceeds from the issuance of common stock, net of offering costs ($3,609)	55,816	—	—	13,205,600	132	55,684
Restricted stock awards, net of forfeitures	—	—	—	40,350	—	—	—	—	—
Stock-based compensation expense	1,543	—	—	—	—	1,543	—	—	—
Tax benefit from stock-based compensation	5	—	—	—	—	5	—	—	—
Dividends paid-common ($0.10 per share)	(2,597)	—	—	—	—	—	(2,597)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	(3,222)	—	—	—	—	510	(3,732)	—	—
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $(4,844)	9,464	—	—	—	—	—	—	9,464	—
Net loss	(83,355)	—	—	—	—	—	(83,041)	—	(314)
Distribution to noncontrolling interest	(542)	—	—	—	—	—	—	—	(542)
Other	(140)	—	—	—	—	(140)	—	—	—
BALANCE — December 31, 2009	$231,580	64,450	$1	36,723,853	$365	$222,609	$(2,543)	$10,019	$1,129

See Notes to Consolidated Financial Statements.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

1.              NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Financial Inc. (Parent), formerly CoBiz Inc., and its wholly owned subsidiaries: CoBiz Bank (the Bank); CoBiz ACMG, Inc.; Financial Designs Ltd. (FDL); CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner Investment Management, Inc. (Wagner), collectively referred to as the Company or CoBiz, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Company’s name was changed from CoBiz Inc. to CoBiz Financial Inc. at the Annual Meeting of Shareholders held on May 17, 2007.

Organization — The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and eight in the Phoenix metropolitan area. In April 2007, the Bank converted from a national bank charter to a state bank charter. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, the Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner complements the investment management services of ACMG with its focus on developing and delivering a proprietary investment approach with a growth bias.

Use of Estimates — In preparing its financial statements, management of the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; the recoverability of goodwill and intangible assets; valuation of other real estate owned; fair value; recoverability of deferred taxes; and stock-based compensation.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include the accounts of the Parent; the Bank; CoBiz ACMG, Inc.; FDL; CoBiz Insurance Inc.; CoBiz GMB, Inc.; and Wagner. Intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2009 and 2008, the Company was required to maintain reserve balances of $0.1 million and $0, respectively.

Restricted Cash — Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  At December 31, 2009 and 2008, the Company had restricted cash of $7.4 million and $0, respectively, recorded under the caption “Other” in the accompanying consolidated balance sheets.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent. At December 31, 2009 and 2008, the Company had no trading securities.

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

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.  See Note 4 — Loans.

Loans Held For Sale — Loans held for sale include loans the Company has demonstrated the ability and intent to sell.  Loans held for sale are carried at the lower of cost or fair value.

Loan Origination Fees and Costs — Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans in accordance with Accounting Standards Codification (ASC) Topic 310-20, Nonrefundable Fees and Other Costs.

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

Impaired loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with ASC Topic 310-10-35, Receivables — Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies.  See Note 4 — Loans.  Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors.

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

Goodwill and Intangible Assets — Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually on December 31 or when triggering events occur. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.  Intangible assets with an indefinite life are reviewed for impairment on an annual basis.  See Note 6 — Goodwill and Intangible Assets.

Bank-Owned Life Insurance (BOLI) — The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the consolidated statements of operations under the caption “Other income.”

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.  See Note 5 — Premises and Equipment.

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50%, that are accounted for under the equity method. The Company’s equity method investments consist of four limited partnership mezzanine funds (the Funds) licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no transactions between the Company and the Funds for the years ended December 31, 2009, 2008, and 2007. The Company recognized income from the Funds of $0.9 million, $1.2 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively, which is included in “Other Income” in the consolidated statements of operations.

Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at the lower of carrying amount or estimated fair value at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Foreclosed assets included in the consolidated balance sheets under the caption “Other assets” at December 31, 2009 and 2008 totaled $0.1 million and $0, respectively. Valuation adjustments charged to operations on foreclosed assets for the years ended December 31, 2009, 2008, and 2007 totaled $0, $0 and $0.5 million, respectively.

Other Real Estate Owned (OREO) — OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at the lower of carrying amount or estimated fair value as of the date of receipt, and a related valuation allowance is provided for estimated costs to sell. Management periodically evaluates the value of real estate held for sale and increases the valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations.  Valuation adjustments charged to operations on OREO for the years ended December 31, 2009, 2008, and 2007 totaled $3.3 million, $2.9 million and $0, respectively.

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.  See Note 10 — Derivatives.

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

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.  See Note 11 — Income Taxes.

Stock-Based Compensation — Pursuant to ASC Topic 718, Compensation — Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period.  See Note 14 — Employee Benefit and Stock Compensation Plans.

Earnings (Loss) Per Common Share — Basic earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).   The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 13 — Earnings (Loss) Per Share.

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

Fair Value Measurements —  The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  See Note 18 - Fair Value Measurements.

Recent Accounting Pronouncements — Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification became effective on July 1, 2009.  At that date, the ASC became FASB’s official source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing guidance issued by the FASB, the American Institute of Certified Public Accountants (AICPA), the Emerging Issues Task Force (EITF) and other related literature.  The FASB also issues Accounting Standards Updates.  An Accounting Standards Update (ASU) is not authoritative, but communicates amendments to the ASC. An ASU also provides information to help a user of GAAP understand how and why GAAP is changing and when the changes will be effective.

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51) amending existing GAAP to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adopted guidance, now included in ASC Topic 810, Consolidation (ASC 810), clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. Upon adoption, the Company reclassified noncontrolling interests totaling $2.0 million from “Accrued interest and other liabilities” on the consolidated balance sheets to noncontrolling interest within equity.  Prior balances have also been retrospectively applied to conform to the current year presentation, as follows:

		As reported at	As
(in thousands)		December 31, 2008	adjusted
Accrued interest and other liabilities	Consolidated balance sheet	$23,454	$21,469
Total equity	Consolidated balance sheet	252,099	254,084
Total noninterest income	Consolidated statement of operations	35,399	35,778
Net income before noncontrolling interest	Consolidated statement of cash flows	1,328	1,707
Other operating activities, net	Consolidated statement of cash flows	(901)	(1,280)

		As reported at	As
(in thousands)		December 31, 2007	adjusted
Accrued interest and other liabilities	Consolidated balance sheet	$21,107	$19,444
Total equity	Consolidated balance sheet	189,270	190,933
Total noninterest income	Consolidated statement of operations	28,289	28,611
Net income before noncontrolling interest	Consolidated statement of cash flows	23,024	23,346
Other operating activities, net	Consolidated statement of cash flows	(973)	(1,295)

Effective January 1, 2009, the Company adopted guidance (originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) which  enhances the required disclosures under ASC Topic 815, Derivative and Hedging (ASC 815), in order to provide the investing community additional transparency in an entity’s financial statements and to more adequately disclose the impact investments in derivative instruments and use of hedging have on the financial position, operating results and cash flows. There was no impact to the consolidated financial statements upon adoption.  For additional disclosures pursuant to ASC 815 see Note 10 - Derivatives.

Effective January 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FASB Staff Position EITF 03-6-1) under ASC 260, which provides that nonvested share-based payment awards containing nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding nonvested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under ASC 260.  Earnings per share for 2008 did not change due to the adoption of the guidance and there were no participating securities outstanding during the year ended December 31, 2007.  See Note 13 - Earnings (Loss) per Common Share for additional information.

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

Effective July 1, 2009, the Company adopted new authoritative accounting guidance (originally issued as FSP FAS 157-4) on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires disclosure of a change in valuation technique.  The adoption of the guidance, now included in ASC 820, did not have a material impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments) amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  Existing recognition and measurement guidance related to OTTI of equity securities is not amended by this guidance but rather amends the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires an entity to present the total OTTI in the statement of earnings with an offset for the amount recognized in other comprehensive income.  Upon adoption, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.  The adoption of the guidance, now included in ASC 320, did not have a material impact on the Company’s consolidated financial statements.  See Note 3 — Investments, for additional information.

In April 2009, the FASB issued guidance (originally issued as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements) amending existing GAAP in ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In May 2009, the FASB issued guidance (originally issued as SFAS No. 165, Subsequent Events) to establish general standards of accounting for and disclosing events that occur after the balance sheet date, but prior to the issuance of financial statements. The Statement provides guidance on when financial statements should be adjusted for subsequent events and requires companies to disclose subsequent events and the date through which subsequent events have been evaluated. The Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this Statement, now included in ASC Topic 855, Subsequent Events, did not have a material impact on the Company’s consolidated financial statements.  For the annual period ending on

December 31, 2009, subsequent events were evaluated through February 19, 2010 the date the financial statements were issued.

In August 2009, FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU 2009-05).  The amendments in ASU 2009-05 were effective as of the beginning of each reporting entity’s first reporting period (including interim periods) that begins after August 2009.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.  See Note 18 - Fair Value Measurements, for additional information.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (ASU 2009-16).  The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009.  ASU 2009-16 communicates that updates to ASC 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets.  The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the ‘qualifying special-purpose entity.’   Furthermore, the term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value.  The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the effect, if any, the amendments to ASC 860 will have on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17).  The amendments in ASA 2009-17 are the result of SFAS No. 167, Amendments to FASB Interpretation No. 46(R), originally issued on June 12, 2009.  ASU 2009-17 communicates that updates to ASC 810 changes how a reporting entity determines an entity that is inadequately capitalized or is not controlled through voting power or similar rights should be consolidated.  ASC 810 will require the performance of an analysis to determine whether the reporting entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  ASC 810 identifies a primary beneficiary of a variable interest as having both the power to direct activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  ASC 810 will require enhanced disclosures that will present users of financial statements with more transparent information about the reporting entity’s involvement in a variable interest entity.  The amendments to ASC 810 are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  The Company is currently evaluating the impact, if any, the amendments to ASC 810 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating the impact, if any, ASU 2010-06 will have on its consolidated financial statements.

2.                   ACQUISITIONS AND EARN-OUT ARRANGEMENTS

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

The aggregate purchase price was $3.2 million consisting of 80,908 shares of CoBiz common stock valued at $1.2 million; $1.9 million in cash; and $0.1 million in direct acquisition costs consisting primarily of external legal fees. The Company allocated $2.1 million of the purchase price to goodwill.  Goodwill arising from this transaction is tax deductible.  Additionally, the Company recorded $1.1 million in intangible assets consisting primarily of a customer list, trademark and a lease intangible.

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

The earn-out payments are based on a multiple of the excess of Wagner’s earnings before interest, taxes, depreciation, and amortization as defined in the Wagner merger agreement (Wagner EBITDA) for each specific year over the highest Wagner EBITDA previously recognized (including Wagner’s adjusted 2007 EBITDA prior to acquisition). The aggregate amount of the earn-out payments and the initial purchase consideration can not exceed $10.0 million.  No earn-out payment was payable for the 2008 or 2009 calendar years because Wagner’s EBITDA did not exceed the hurdle rate.  Management believes it is unlikely that the 2010 earn-out payment will be earned.

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

The aggregate purchase price was $6.8 million, consisting of $6.7 million in cash and $0.1 million in direct acquisition costs.  A deposit of $0.8 million was also put into escrow for potential additional consideration. The terms of the BDA merger agreement provided for deferred payments for each of the calendar years 2008 and 2009 to be paid to the former shareholders of BDA in proportion to their respective ownership immediately prior to the acquisition. The deferred payments were payable in cash from the escrowed funds of $0.8 million.  The deferred payments were a maximum of $0.4 million and $0.8 million for 2008 and 2009, respectively. The aggregate amount of total deferred payments during this two-year period could not exceed $0.8 million. The yearly deferred payments were based on maintaining a revenue threshold as defined in the BDA asset purchase agreement.  For the deferred payment period ended December 31, 2008, the Company paid $0.4 million in January 2009 based on the 2008 revenue threshold.  During 2009, the revenue threshold was not maintained and the final deferred payment of $0.4 million was released to the Company from escrow.

The Company allocated $3.9 million of the purchase price to goodwill, which is tax deductible, $3.2 million to a customer list intangible asset and $0.1 million to other miscellaneous assets.  The customer list will be amortized over 15 years.

General — Earn-out payments for the Wagner transaction as well as deferred payments for the BDA transaction are treated as additional costs of the acquisitions and recorded as goodwill in accordance with ASC Topic 805, Business Combinations (ASC 805).  In determining the classification of earn-out and deferred payments as additional costs of the acquisitions rather than compensation, the Company considered the following factors from ASC 805:

•                  terms of continuing employment;

•                  components of shareholder group;

•                  reasons for contingent consideration;

•                  linkage to the valuation;

•                  formula for determining contingent consideration; and

•                  other agreements and issues

Goodwill arising from these transactions was allocated between the operating segments expected to benefit from the acquisitions. The Company conducted goodwill impairment tests at March 31, 2009, and September 30, 2009, due to events and circumstances during those periods, and as a result recorded a goodwill impairment of $46.2 million during 2009.  See Note 6 — Goodwill and Intangible Assets for the amount of goodwill allocated to each operating segment.

3.              INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$391,394	$14,630	$3,111	$402,913
U.S. Government Agencies	56,733	4	284	56,453
Trust preferred securities	34,950	1,236	1,405	34,781
Corporate debt securities	31,706	991	56	32,641
Municipal securities	2,409	26	18	2,417

	$517,192	$16,887	$4,874	$529,205

Held to maturity securities — Mortgage-backed securities	$302	$6	$—	$308

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$438,609	$5,193	$5,990	$437,812
Trust preferred securities	24,536	438	2,224	22,750
Corporate debt securities	13,362	132	65	13,429
Municipal Securities	2,690	9	184	2,515

	$479,197	$5,772	$8,463	$476,506

Held to maturity securities — Mortgage-backed securities	$376	$—	$2	$374

The amortized cost and estimated fair value of investments in debt securities at December 31, 2009, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$3,236	$3,249	$—	$—
Due after one year through five years	58,994	59,960	—	—
Due after five years through ten years	28,040	27,741	—	—
Due after ten years	35,528	35,342	—	—
Mortgage-backed securities	391,394	402,913	302	308

	$517,192	$529,205	$302	$308

Investment securities with an approximate fair value of $206.7 million and $99.5 million, were pledged to secure public deposits of $169.7 million and $50.0 million, at December 31, 2009 and 2008, respectively.

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At December 31, 2009, the Company’s securities in a temporary realized loss position consisted primarily of mortgage-backed and trust preferred securities.  The mortgage-backed securities consist primarily of highly rated investment-grade securities or securities issued by government-sponsored entities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single issuer securities that have been negatively impacted by the overall decrease in the financial services market.  All trust preferred securities held by the Company were paying dividends at December 31, 2009, and none had announced a future deferral of dividend payments.

Trust preferred securities, corporate debt securities and obligations of states and political subdivisions at December 31, 2009, 2008 and 2007 do not include any single issuer for which aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market had been less than cost; (2) the financial condition and near-term prospects of the issuer: (3) investment downgrades by rating agencies; and (4) whether it is more likely than not that the Company will have to sell the security before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an OTTI is recognized in earnings.

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  In April 2009, the FASB issued guidance amending existing GAAP relating to OTTI for debt securities to improve presentation and disclosure of OTTI on debt and equity securities in the financial statements.  The new guidance requires the Company to separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

During the years ended December 31, 2009, 2008, and 2007, there were no sales of held to maturity securities.  Proceeds from sales of investment securities available for sale totaled $2.2 million, $0 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, the Company recognized $2.3 million in OTTI of which $1.3 million was credit related OTTI on two private-label mortgage-backed securities ($0.9 million is separately reported in the consolidated statement of operations due to the adoption of FSP FAS 115-2 and FAS 124-2); and $1.0 million was on two single-issuer trust preferred securities intended to be sold.  For the year ended December 31, 2008, the Company recorded an OTTI of $1.7 million comprised of a $1.3 million write down associated with a single issuer trust preferred security and $0.4 million on a FNMA perpetual preferred security.  Credit related OTTI subsequent to March 31, 2009 is included in the “Net other than temporary impairment losses on securities recognized in earnings” caption of the consolidated statements of operations.  Credit related OTTI prior to March 31, 2009 and non-credit related OTTI is included in the “Loss on securities, other assets and real estate owned” caption of the consolidated statements of operations.

The Company has determined there was no unrecognized OTTI associated with the 36 securities noted within the table below at December 31, 2009.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$17,338	$189	$2,402	$2,921	$19,740	$3,110
U.S. Government Agencies	40,098	285	—	—	40,098	285
Trust preferred securities	3,471	343	6,819	1,062	10,290	1,405
Corporate debt securities	2,576	56	—	—	2,576	56
Municipal Securities	585	18	—	—	585	18

Total	$64,068	$891	$9,221	$3,983	$73,289	$4,874

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the year ended December 31, 2009.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit component of OTTI recognized in earnings during the year ended 2009 is presented in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is an additional credit impairment.  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired securities.  Additionally, the credit loss component is reduced if the

Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

For the period ended
(in thousands)	December 31, 2009
Balance at April 1, 2009	$2,269

Additions (1):
Initial credit impairment	76
Additional credit impairment	846
Reductions:
Securities intended to be sold	(1,860)

Balance at December 31, 2009	$1,331

(1) Excludes OTTI on investments we intend to sell.

During the year ended December 31, 2009, the Company recognized an OTTI in earnings on two private-label mortgage-backed securities consisting of the credit loss component.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the year ended December 31, 2009, for the aforementioned two private-label mortgage-backed securities.  A range of inputs is provided for securities with multiple impairments during the year.

	Security #1
Inputs	Low	High	Security #2
Prepayment speed (CPR) (1)	13.8%	19.0%	10.9%
Default rate (CDR) (2)	9.1%	19.1%	9.6%
Severity (3)	43.2%	48.2%	41.3%

Credit Impairment (in thousands)	$846		$76

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at December 31, 2009 and 2008, consist of the following:

	At December 31,
(in thousands)	2009	2008

Other investments — at cost	$14,300	$21,387
Investment in statutory trusts — equity method	2,173	2,179

	$16,473	$23,566

Other investments — at cost consists primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The Company considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity.  During 2009, certain Federal Home Loan Banks in the FHLB System suspended repurchases of excess capital stock.  However, at December 31, 2009, the Federal Home Loan Bank of Topeka had not suspended repurchases of excess capital stock.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2009, did not consider the investment to be other than temporarily impaired.

4.              LOANS

Categories of loans at December 31, 2009 and 2008 include:

	At December 31,
(in thousands)	2009	2008

Commercial	$559,342	$648,851
Term Real Estate	935,909	1,018,091
Construction	194,121	268,050
Consumer	76,103	86,702
Other	15,698	11,212
Gross loans held for investment	1,781,173	2,032,906

Allowance for loan losses	(75,116)	(42,851)
Unearned net loan fees	(307)	(1,653)
Net loans held for investment	1,705,750	1,988,402

Loans held for sale	1,820	—

Total net loans	$1,707,570	$1,988,402

At December 31, 2009 and 2008, overdraft demand deposits totaling $1.1 million and $1.6 million, respectively, were reclassified from deposits to loans.

Substantially all of the Company’s lending activity occurs within the states of Colorado and Arizona, specifically in the Denver and Phoenix metropolitan areas, respectively.  The majority of the Company’s loan portfolio consists of Commercial and Term Real Estate mortgage loans.  At December 31, 2009 and 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.  However, the Company may be subject to additional regulatory supervisory oversight due to its concentration in commercial real estate lending.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased by more than 50% or more during the prior 36 months.

At December 31, 2009 and 2008, the Company was considered to have a commercial real estate concentration.

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company. Activity with respect to officer and director loans is as follows for the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008

Balance — beginning of year	$6,094	$8,573

New loans	17,082	15,651
Principal paydowns and payoffs	(18,973)	(18,130)

Balance — end of year	$4,203	$6,094

Transactions in the allowance for loan and credit losses for the years ended December 31, 2009, 2008, and 2007, are summarized as follows:

	At and for the year ended December 31,
(in thousands)	2009	2008	2007

Allowance for loan loss balance — beginning of year	$42,851	$20,043	$17,871
Provision for loan losses	105,815	39,796	3,936
Loan charge-offs	(76,577)	(17,144)	(1,838)
Loan recoveries	3,027	156	74
Allowance for loan loss balance — end of year	$75,116	$42,851	$20,043

Allowance for credit loss balance — beginning of year	$259	$576	$576
Provision for credit losses	(104)	(317)	—

Allowance for credit loss balance — end of year	$155	$259	$576

Total allowance for loan and credit loss balance — end of year	$75,271	$43,110	$20,619

Information on impaired loans is reported in the following table:

	At December 31,
(in thousands)	2009	2008
Nonaccrual loans	$74,624	$39,786
Troubled debt restructurings	2,245	—
Impaired loans	76,869	39,786
Nonaccrual loans held for sale	1,820	—
Total impaired loans	$78,689	$39,786

Loans 90 days or more delinquent and still accruing	$509	$1,292

Impaired loans with a specific valuation allowance	$36,679	$34,609

Impaired loans without a specific valuation allowance	$40,190	$5,177

Valuation allowance on impaired loans	$13,897	$6,274

	For the year ended December 31,
(in thousands)	2009	2008	2007
Average investment in impaired loans	$65,696	$20,992	$2,053

At December 31, 2009 and 2008, there were no available commitments on restructured loans.  Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2009 was $1.8 million, $1.0 million during 2008 and an immaterial amount in 2007.  Interest income recognized on nonaccrual loans was not material in 2009, 2008 and 2007.

5.              PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31, 2009 and 2008, are summarized as follows:

	At December 31,
(in thousands)	2009	2008

Leasehold improvements	$9,945	$10,071
Furniture, fixtures, and equipment	25,089	23,222
	35,034	33,293

Accumulated depreciation	(26,831)	(24,139)

Total	$8,203	$9,154

The Company recorded depreciation expense related to premises and equipment of $3.7 million, $3.4 million, and $3.3 million, during the years ended December 31, 2009, 2008 and 2007, respectively.

6.              GOODWILL AND INTANGIBLE ASSETS

Pursuant to ASC Topic 350, Intangibles-Goodwill and Other (ASC 350), the Company performs goodwill impairment testing on an annual basis and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When conducting the goodwill impairment analysis, the fair value of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  The Company performed goodwill impairment tests at March 31, 2009 and September 30, 2009 due to events and circumstances during those periods.

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

To estimate the fair value of each reporting unit the Company used both a market approach and an income approach based on a March 31, 2009 valuation date.

The market approach included both a guideline company method and a merger and acquisition method for all reporting units, except for the Investment Banking unit.  Due to the lack of comparable transactions, the merger and acquisition method was not used for Investment Banking.   In the guideline company method, the Company collected data on prices investors paid to acquire minority interests in comparable businesses.  A valuation multiple was then selected for the reporting units by referencing a multiple of invested capital to revenue (a multiple of tangible book value on the Commercial Banking unit was also reviewed) based on current trading multiples and applying those multiples to our reporting units.  The multiples used in the guideline company method ranged from 0.5 to 1.2, which were further adjusted for a small company discount.  A control premium of 10% was applied to the minority acquisition multiples to reflect fair value on a controlling basis.  In the merger and acquisition method, the Company collected data on prices paid to purchase controlling interests in comparable businesses.  A valuation multiple was then selected for the reporting units by referencing a multiple of invested capital to revenue (a multiple of tangible book value on the Commercial Banking unit was also reviewed) based on current trading multiples and applying those multiples to our reporting units.  The multiples used in the merger and acquisition method ranged from 0.5 to 1.4.

The income approach utilized a discounted cash flow analysis that incorporated the Company’s forecasts of balance sheet growth, revenues, level of non-performing assets, expenses, capital expenditures and working capital requirements.  The Company’s forecasts took into consideration the current and future economic environments and the impact on the various revenue streams of the reporting units.  The cash flows were then discounted by a risk adjusted discount rate based on the Company’s cost of capital and market conditions.  The discount rates used in the cash flow analysis incorporated specific risks due to industry concentrations, size, operational risks and current operating losses.  Terminal values for each reporting unit were developed using the Gordon Growth model that assumed a long-term growth rate of 3% for each reporting unit.

In step two, the Company preliminarily allocated the fair values determined in step one to each of the reporting unit’s assets and liabilities, including unrecognized intangible assets, to determine the amount of implied goodwill on each unit.  The Company performed a preliminary step two allocation during the quarter ended March, 31, 2009.  The Company finalized step two of its impairment analysis during the quarter ended June 30, 2009, which did not result in an adjustment to the step two allocation completed in the first quarter.  The noncash impairment charge recorded at March 31, 2009 was $33.7 million of which $3.8 million is expected to be tax deductible over the applicable term as allowed by the Internal Revenue Code.  The impairment of goodwill is included as a noninterest expense in the consolidated statements of operations.

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

•                  The Company updated its forecast as part of the annual budget process that starts in the third quarter of each year.  The Company’s forecast projected lower revenues than the forecast used at March 31, 2009.

As part of the step one process for evaluating goodwill at September 30, 2009, the Company estimated the fair value of the reporting units using a combination of market multiples and a discounted cash flow method.  The significant inputs and measures used in the March 31 and September 30, 2009 evaluations are noted below:

Inputs	March 31, 2009	September 30, 2009
Range of guideline company multiples	0.5 to 1.2	0.5 to 1.2
Range of merger and acquisition multiples	0.5 to 1.4	0.1 to 0.7
Range of small company discounts	22.0% to 26.0%	22.0% to 26.0%
Control premium	10.0%	10.0%
Range of discount rates	21.0% to 28.0%	16.0% to 25.0%
Long-term growth rate	3.0%	3.0%

In step two, the Company allocated the fair values determined in step one to each of the reporting unit’s assets and liabilities, including unrecognized intangible assets, to determine the amount of implied goodwill on each unit.  This review indicated that the carrying value of goodwill exceeded implied goodwill.  Accordingly, at September 30, 2009, the Company recorded a noncash goodwill impairment charge of $12.5 million of which $9.1 million is expected to be tax deductible over the applicable term as allowed by the Internal Revenue Code.  The impairment of goodwill is included as a noninterest expense in the consolidated statements of income and comprehensive.

A summary of goodwill, adjustments to goodwill and total assets by operating segment at December 31, 2009, is noted below.

(in thousands)	Commercial banking	Investment banking	Investment advisory and trust	Insurance	Corporate support and other	Total

Goodwill balance at December 31, 2007	$15,348	$5,279	$7,644	$15,115	$—	$43,386
Acquisitions and adjustments	—	—	(1,126)	3,900	—	2,774
Goodwill balance at December 31, 2008	15,348	5,279	6,518	19,015	—	46,160
Impairment losses in 2009	(15,348)	(5,279)	(6,518)	(19,015)	—	(46,160)
Goodwill balance at December 31, 2009	$—	$—	$—	$—	$—	$—

Accumulated goodwill impairment losses	$(15,348)	$(5,279)	$(6,518)	$(19,015)	$—	$(46,160)

Total assets at December 31, 2008	$2,629,082	$6,670	$9,025	$28,706	$10,792	$2,684,275
Total assets at December 31, 2009	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

At December 31, 2009 and 2008, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2008	$5,396	$39	$269	$5,704
Impairment loss	—	—	(120)	(120)
Amortization	(638)	(36)	—	(674)
December 31, 2009	$4,758	$3	$149	$4,910

In conjunction with the March 31, 2009 goodwill impairment evaluation, the Company determined that the indefinite-lived tradename intangible asset was impaired by $0.1 million.  This was determined by a review of the future cash flows of the associated business and the royalty rate used in valuing the tradename.  The tradename impairment is included in the “Net loss on securities, other assets and other real estate owned” line on the accompanying consolidated statements of operations.  The carrying value of intangible assets reviewed at September 30, 2009, prior to performing the goodwill impairment analysis did not result in any additional impairment.  The Company recorded amortization expense of $0.7 million during the years ended December 31, 2009 and 2008 and $0.5 million for the year ended December 31, 2007.  Amortization expense on intangible assets for each of the five succeeding years is estimated in the following table.

(in thousands)
2010	$642
2011	638
2012	638
2013	426
2014	316

7.              CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio at December 31, 2009 and 2008, is as follows:

	At December 31,
(in thousands)	2009	2008

Less than $100,000	$72,849	$207,564
$100,000 and more	526,719	314,489

	$599,568	$522,053

Related interest expense for the years ended December 31, 2009, 2008, and 2007, is as follows:

	For the year ended December 31,
(in thousands)	2009	2008	2007

Less than $100,000	$2,208	$8,659	$5,693
$100,000 and more	10,109	11,430	19,319

	$12,317	$20,089	$25,012

Maturities of certificates of deposit of $100,000 and more at December 31, 2009, are as follows:

(in thousands)
Remaining maturity:
Less than three months	$243,014
Three months up to six months	135,773
Six months up to one year	136,544
One year and over	11,388

Total	$526,719

8.     BORROWED FUNDS

Securities sold under agreements to repurchase at December 31, 2009 and 2008, are summarized as follows:

	At December 31,
(in thousands)	2009	2008

Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $147,168 and $146,157 in 2009 and 2008, respectively)	$139,794	$133,478

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $125.1 million and $147.2 million during 2009 and 2008, respectively. The maximum amounts outstanding at any month-end during 2009 and 2008 were $162.3 million and $180.0 million, respectively.  At December 31, 2009, the weighted-average interest rate was 0.92%

and all securities sold under agreements to repurchase had a maturity date of less than three months.

The composition of other short-term borrowings, which are all due within one year, at December 31, 2009 and 2008, is summarized as follows:

	At December 31,
(in thousands)	2009	2008

Term auction facility	$—	$445,000
Federal Home Loan Bank line of credit	—	59,300
Federal funds purchased	240	38,763

Total	$240	$543,063

The Company participated in the Federal Reserve’s temporary Term Auction Facility (TAF) credit program during 2009 but did not have an outstanding balance at December 31, 2009.  At December 31, 2008, the Company had borrowings of $445.0 million with a weighted-average interest rate of 0.84%.  At December 31, 2008, the TAF borrowings were collateralized by loans with a book value of $927.8 million.

The Company has advances and a line of credit from the FHLB with a weighted-average interest rate of 0.65% at December 31, 2008.  No amounts were outstanding at December 31, 2009.  Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2009, the Company had loans of $546.5 million with a lending value of $305.3 million available to collateralize FHLB borrowings.  At December 31, 2008, the FHLB advances and line of credit were collateralized by loans of $580.0 million with a lending value of $314.3 million.

The Company has approved federal fund purchase lines with nine banks with an aggregate credit line of $235.0 million as well as agreements with various companies to transact repurchase agreements based on available collateral. At December 31, 2009, there were no outstanding repurchase agreements with noncustomer third parties.

In August 2007, the Company entered into a credit agreement with a revolving line of credit facility in the aggregate principal sum of up to $30.0 million with an interest rate based on a LIBOR-based rate or a variable federal funds-based rate, plus an initial spread of 1.15%.  The agreement was amended in July 2008, increasing the spread to 1.35% and extending the term to July 30, 2009.  On June 23, 2009, the Company terminated its revolving line of credit facility.  The agreement was terminated at the request of the Company prior to its expiration on July 30, 2009.  There was no amount drawn on the line of credit at the time of the termination and no premium or penalty was assessed to the Company for early termination.

The credit facility was secured by a first priority security interest in 100% of the outstanding common stock of the Bank.  At December 31, 2008, there was no amount outstanding on the revolving line. The Company paid a commitment fee of 0.25% on the unused portion of the line of credit.

The terms of the credit agreement contained covenants that required the Company to maintain certain financial ratios, including: maintaining a well-capitalized status at the Bank; maintaining an adequately capitalized status for the Company; maintaining a minimum return on asset ratio; and not exceeding a maximum non-performing asset to total loans ratio.  At December 31, 2008, the Company was in default on the minimum return on asset ratio and the maximum non-performing asset to total loans ratio.  Pursuant to the terms of the credit agreement, these events of default provided the lender the right to declare all amounts under the agreement as immediately due and payable.  In addition, the lender’s obligation to advance amounts available pursuant to the agreement was terminated.  The Company was not notified by the lender that the credit agreement had been canceled due to the events of default.

9.              LONG-TERM DEBT

Outstanding subordinated debentures and notes payable at December 31, 2009 and 2008, is summarized as follows:

	At December 31,
(in thousands)	2009	2008	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2010
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2010
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, formed under the laws of the State of Connecticut (the Statutory Trust). The Statutory Trust issued $20.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Statutory Trust for $0.6 million. The Statutory Trust invested the proceeds thereof in $20.6 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17 and December 17. The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to any quarterly distribution date, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals) and notice is given at least 30 and not more than 60 days prior to the redemption date.

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, formed under the laws of the State of Delaware (the Capital Trust II). The Capital Trust II issued $30.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust II for $0.9 million. The Capital Trust II invested the proceeds thereof in $30.9 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed on July 23, 2034, which may be shortened to a date not earlier than July 23, 2009, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, formed under the laws of the State of Delaware (the Capital Trust III). The Capital Trust III issued $20.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $0.6 million. The Capital Trust III invested the proceeds thereof in $20.6 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30 and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed on September 30, 2035, which may be shortened to a date not earlier than

September 30, 2010, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

The Company records the distributions of the junior subordinated debentures in interest expense on the consolidated statements of operations. All of the outstanding junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2009.  On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions.  On March 17, 2009, the Federal Reserve Board announced the adoption of a final rule that delays the initial effective date of March 31, 2009 to March 31, 2011.

The Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008.  The notes will mature on August 18, 2018, 10 years after the initial issue date.  The notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2009, there were $3.5 million in Notes owed to related parties.  The Company paid $0.3 million and $0.1 million in interest to related parties during the years ended December 31, 2009 and 2008, respectively.

10.       DERIVATIVES

ASC 815 contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has adopted guidance amending and expanding the disclosure requirements of ASC 815 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Based on the Company’s ongoing assessments, including at inception of the hedging relationship, it is probable that there will be sufficient Prime-based interest receipts through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative Method” method described in ASC 815-30-35 (formerly DIG Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied), for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each quarter. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statements of operations as part of noninterest income/expense.

Prepayments in the hedged loan portfolios are accounted for consistent with the guidance in ASC 815-20-25 (formerly DIG Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Nonbenchmark-Rate-Based Loans), which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of pre-payable interest-bearing loans using the first-payments-received technique as described above, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.  Proceeds received or paid upon termination of derivative financial instruments qualifying as cash flow hedges are deferred in other comprehensive income and amortized into income over the remaining life of the hedged item.

The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on our consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value			Fair value
	Balance sheet	At December 31,		Balance sheet	At December 31,
(in thousands)	classification	2009	2008	classification	2009	2008

Derivatives designated as hedging instruments under ASC 815				Accrued interest
Interest rate swap	Other assets	$4,202	$3,586	and other liabilities	$55	$—

Derivatives not designated as hedging instruments under ASC 815				Accrued interest
Interest rate swap	Other assets	$3,495	$6,686	and other liabilities	$3,623	$7,055

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions is to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps will be effective for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged	Notional	Fixed	Termination
item	(in thousands)	rate	date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Including the cash flow hedges in the table above, the Company had 10 interest rate swaps with an aggregate notional amount of $130.0 million that were designated as cash flow hedges of interest rate risk at December 31, 2009.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debt related to trust preferred securities beginning in 2010.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on the

Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $1.3 million will be reclassified as an increase to interest income and $1.6 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet GAAP hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At December 31, 2009, the Company had 55 interest rate swaps with an aggregate notional amount of $134.3 million related to this program.  During the years ended December 31, 2009 and 2008, the Company recognized a net gain of $0.2 million and a net loss of $0.4 million, respectively, related to changes in fair value of these swaps.

The table below summarizes gains and losses recognized in other comprehensive income (loss) (OCI) and in conjunction with our derivatives designated as hedging instruments for the years ended December 31, 2009, 2008 and 2007.

	Gain recognized in OCI
	(Effective portion)
	for the year ended December 31,
(in thousands)	2009	2008	2007
Cash flow hedges
Interest rate swap	$561	$2,465	$2,906

	Gain (loss) reclassified from accumulated OCI into earnings
	(Effective portion)
	for the year ended December 31,
(in thousands)	2009	2008	2007
Cash flow hedges
Interest rate swap	$2,631	$2,109	$(1,436)

The Company offsets the fair value of derivative instruments covered under master netting agreements.  The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

At December 31, 2009, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $1.3 million. At December 31, 2009, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.8 million against its obligations under these agreements.  At December 31, 2009, the Company was not in default with any of its debt covenants.

See also Note 18 to consolidated financial statements for additional discussion of derivatives and fair value.

11.               INCOME TAXES

The components of consolidated income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 are as follows:

	For the year ended December 31,
(in thousands)	2009	2008	2007

Current tax expense:
Federal tax expense (benefit)	$(14,366)	$8,364	$13,502
State tax expense	—	1,214	1,724

Total current tax expense (benefit)	(14,366)	9,578	15,226

Deferred tax benefit:
Federal tax benefit	(14,269)	(8,445)	(1,322)
State tax benefit	(2,172)	(1,224)	(191)
Net operating loss carryforward	(2,052)	—	—

Total deferred tax benefit	(18,493)	(9,669)	(1,513)

Total tax expense (benefit)	$(32,859)	$(91)	$13,713

The primary component of the deferred tax expense (benefit) for 2009, 2008, and 2007 was $12.2 million, $8.5 million, and $0.8 million, respectively, attributable to timing differences in the allowance for loan and credit losses.  During 2009, the Company recorded a goodwill impairment of $46.2 million, of which $12.9 million was deductible for income tax purposes over the applicable term as allowed by the Internal Revenue Code.  The Company did not record goodwill impairment in prior periods.  The Company has a net operating loss carryforward for Arizona and Colorado that originated in 2009.  The states of Arizona and Colorado do not allow net loss carrybacks, but allow net loss carryforwards of 5 and 20 years, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2009.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•                  Taxes paid in the prior two years of $21.0 million.

•                  The Company’s 2009 net loss was largely attributable to:

•                  A non-recurring goodwill impairment

•                  Losses on its Land Acquisition and Development portfolio (Land A&D) that represented approximately 61% of the provision for loan losses.  This portfolio has significantly decreased during the current year and the Company is not growing the portfolio.

•                  The Company has a long history of earnings profitability.

•                  The Company is projecting future taxable and book income will be generated by operations.

•                  The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.

•                  The Company is able to carry forward federal and Colorado tax losses for 20 years and Arizona tax losses for 5 years.

•                  The Federal Reserve has indicated that the economy has exited the recession.

As part of its analysis, the Company considered the following negative evidence:

•                  The Company recorded a large net loss in 2009.

•                  The Company did not meet its financial goals in 2009.

•                  The Company may not meet its projections concerning future taxable and book income.

The Company’s financial performance improved during the latter half of 2009 as the pretax net loss decreased each of the last two quarters.  The Company expects this quarterly improvement to continue during 2010.  In addition, the Company does not expect losses from its Land A&D portfolio in 2010 to be as significant as the losses in 2009.  The Company has significantly reduced the Land A&D portfolio and has worked through many of the impaired credits.

At December 31, 2009, the Company believes that it is more likely than not that it will be able to fully realize its deferred tax assets and has not recorded a valuation allowance.  Should the timing of deductibility of expenses or expectations for future earnings change, the Company could conclude that a valuation allowance is necessary.  If this were to occur, tax expense could be materially increased in the period that a valuation allowance is established.  At December 31, 2008, the Company did not record a valuation allowance.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2009, 2008 and 2007, are as follows:

	At December 31,
(in thousands)	2009	2008	2007

Deferred tax assets:
Allowance for loan and credit losses	$28,583	$16,361	$7,836
Intangible assets	3,038	—	—
Valuation adjustments on investment securities and OREO	305	1,449	—
Deferred loan fees	—	588	1,000
Supplemental Executive Retirement Plan and other accrued liabilities	1,941	1,736	1,418
Stock-based compensation	1,443	1,000	537
Depreciation on premises and equipment	735	781	919
Interest on nonaccrual loans	455	28	—
Net operating loss carryover	2,052	—	—
Other	502	63	193

Total deferred tax assets	$39,054	$22,006	$11,903

Deferred tax liabilities:
Intangible assets	$—	$1,554	$1,396
Deferred initial direct loan costs	1,030	1,172	1,092
Prepaid assets	1,138	1,022	986
FHLB stock dividends	815	830	649
Net unrealized gain on investment securities available for sale and derivatives	6,142	341	4
Other	275	154	53

Total deferred tax liabilities	$9,400	$5,073	$4,180

Net deferred tax assets	$29,654	$16,933	$7,723

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2009, 2008 and 2007 is shown below:

	For the year ended December 31,
(in thousands)	2009	2008	2007

Computed at the statutory rate (35%)	$(40,565)	$433	$12,858
Increase (decrease) resulting from:
State income taxes — net of federal income tax effect	(3,456)	(6)	1,120
Tax exempt interest income on loans and securities	(408)	(406)	(327)
Goodwill impairment	11,636	—	—
Bank-owned life insurance income	(414)	(410)	(345)
Other — net	348	298	407

Actual tax provision	$(32,859)	$(91)	$13,713

Accounting guidance in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The quidance in ASC 740, formerly referred to as FIN 48, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2009 and 2008, no amounts were recognized for tax benefits relating to uncertain tax positions taken during those years.

Penalties and interest are classified as income tax expense when incurred. There were no penalties or interest recognized for the years ended December 31, 2009, 2008 and 2007.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year

United States	2006
Colorado	2005
Arizona	2005

12.               SHAREHOLDERS’ EQUITY

Common Stock — At December 31, 2009 and 2008, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	2009	2008

Exercise of outstanding stock options	2,522,243	2,287,472
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	959,164	1,409,022
Future stock purchases through the ESPP	406,831	36,493
	4,784,206	4,628,955

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

On December 19, 2008, as part of the Capital Purchase Program promulgated by the United States Department of the Treasury (the Treasury) under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008, the Company and the Treasury entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement - Standard Terms (together, the Purchase Agreement), pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $64.5 million , (1) 64,450 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (2) a warrant (the Warrant) to purchase 895,968 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $10.79 per share.  The Warrant was immediately exercisable upon issuance provided that Treasury had agreed not to exercise the warrant for more than 447,984 shares of common stock until the earlier of the date on which the Company has received aggregate gross proceeds from a qualified equity offering of at least $64.5 million and December 31, 2009.  Since the Company did not receive aggregate gross proceeds from a qualified equity offering of at least $64.5 million prior to December 31, 2009, the full warrant to purchase 895,968 shares is exercisable beginning on January 1, 2010.

The Series B Preferred Stock pays cumulative dividends, on February 15, May 15, August 15 and November 15 of each year, at an annual rate of 5% for the first five years and 9% thereafter.  At December 31, 2009 and 2008, the Company had accrued dividends of $0.4 million and $0.1 million, respectively.  The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock.  The American Recovery and Reinvestment Act of 2009 (ARRA) that was signed into law on February 17, 2009, allows for the redemption of the Series B Preferred Stock without limitation if the approval of the Federal Reserve is obtained.

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

Based on the accounting guidance for convertible debt and debt issued with stock purchase warrants in ASC 470 — Debt, the Company allocated the $64.5 million in proceeds between the Series B Preferred Stock and the Warrant in accordance with their relative fair values at the time of issuance.  Of the total proceeds, $61.5 million was allocated to the Series B Preferred Stock and $3.0 million was allocated to the Warrant.  The $3.0 million allocated to the Warrant also represents a discount on the Series B Preferred Stock that is being accreted from the date of issue to the fifth anniversary, at which time the rate increases to 9%.

Dividends — The Company’s ability to pay dividends to its shareholders is largely dependent upon the payment of dividends by the Bank to the Parent.  At December 31, 2009, the Bank was restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  However, at December 31, 2009, the Company had the ability to pay dividends on its common stock without reliance on the Bank due to the significant amount of capital raised by the Parent company during 2009.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 — Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2009, the Company was not in default on any of the junior subordinated debt issuances.

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividend on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.  At December 31, 2009, the Company has paid all required dividends under the Purchase Agreement when due.

Dividends paid per common share for the years ended December 31, 2009, 2008 and 2007 were $0.10, $0.28 and $0.26, respectively.  Dividends paid on the Series B Preferred Stock for the year ended December 31, 2009 was $2.9 million.  No preferred stock dividends were paid in the years ended December 31, 2008 and 2007.

Secondary Offerings — On January 24, 2007, pursuant to a shelf registration originally filed on December 19, 2006, the Company sold 975,000 shares of common stock at a public offering price of $20.90. In conjunction with the offering, the Company’s Chief Executive Officer and two members of its Board of Directors (Selling Shareholders) sold 2,425,262 shares of common stock. The Company did not receive any proceeds from the sale of common stock by the Selling Shareholders.

On July 20, 2009, pursuant to the shelf registration originally filed on December 19, 2006, the Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $53.5 million after deducting underwriting discounts and commissions and estimated offering expenses.  On August 7, 2009, the Company issued 535,600 shares of common stock at $4.50 per share, fulfilling underwriter purchase options, which provided additional net proceeds of $2.3 million after discounts and commissions.

Repurchase Program — On July 19, 2007, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 5% or 1,200,207 shares of its outstanding common stock. The program concluded on November 19, 2007, when all authorized shares had been repurchased. The shares were repurchased at a weighted-average price of $16.72 and a total cost of $20.1 million.

13.               EARNINGS (LOSS) PER COMMON SHARE

Effective January 1, 2009, the Company adopted authoritative accounting guidance in ASC 260, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends, paid or unpaid, are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding unvested stock awards are participating securities and computes earnings per share using the prescribed two-class method.  However, the impact of these shares is not included in the common shareholder basic loss per share for the year ended December 31, 2009 because the effect of including those shares would be anti-dilutive due to the net loss in that year.  Earnings per share for the years ended December 31, 2008 and 2007 did not change due to the adoption of the guidance.

Income available to common shareholders and the weighted-average shares outstanding, used in the calculation of Basic and Diluted Earnings (Loss) Per Share, for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2009	2008	2007

Net income (loss)	$(83,041)	$1,328	$23,024
Preferred stock dividends	(3,732)	(124)	—
Net income (loss) available to common shareholders	$(86,773)	$1,204	$23,024

Distributed earnings (1)	$—	$—	$—
Undistributed earnings (loss)	(86,773)	1,204	23,024
Earnings (loss) allocated to common stock	$(86,773)	$1,204	$23,024

(1) Dividends paid during the years ended December 31, 2009, 2008 and 2007 were not considered current period distributions.

Weighted average common shares - issued	29,388,038	23,194,504	23,552,075
Average unvested restricted share awards	(242,064)	(112,192)	—
Weighted average common shares outstanding - basic	29,145,974	23,082,312	23,552,075
Effect of dilutive stock options outstanding	—	172,262	538,193
Weighted average common shares outstanding - diluted	29,145,974	23,254,574	24,090,268

Basic earnings (loss) per share	$(2.98)	$0.05	$0.98
Diluted earnings (loss) per share	$(2.98)	$0.05	$0.96

At December 31, 2009, 2008 and 2007, 3,488,340, 1,906,000 and 837,706 dilutive securities comprised of options and warrants were excluded from the respective earnings per share computations solely because the effect was anti-dilutive.

14.               EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Stock Options and Awards — The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues new shares upon exercise of a stock option award.

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

The 2002 Equity Incentive Plan (the 2002 Plan) authorizes the issuance of 975,000 shares of common stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2002 Plan at December 31, 2009 totaled 119,448.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock.  The 2005 Plan was also amended to increase the shares available for restricted stock awards by 250,000 shares to 500,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2009, totaled 839,716.

During 2009, 2008 and 2007, the Company recognized compensation expense, net of estimated forfeitures, of $1.5 million, $1.8 million and $1.5 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $0.5 million, $0.5 million and $0.4 million on the compensation expense for 2009, 2008 and 2007, respectively.

Relevant accounting guidance in ASC 718 requires the Company to select a valuation technique that meets the measurement criteria set forth in the standard. Valuation techniques that meet the criteria for estimating the fair values of employee stock options include a lattice model and a closed-form model (for example, the Black-Scholes formula). The Company uses the Black-Scholes option pricing model (Model) to estimate the fair value of stock options.  Restricted stock award fair values are based on the closing price of the Company stock on the award date.

The fair value of each option grant is estimated on the date of grant using the Model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2009, 2008, and 2007:

	2009			2008			2007
		Range			Range			Range
	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High
Risk-free interest rate	1.75%	1.02%	2.72%	2.91%	1.11%	3.46%	4.50%	2.91%	4.94%
Expected dividend yield	0.87%	0.55%	2.98%	2.34%	1.88%	3.76%	1.32%	1.09%	1.81%
Expected volatility	63.08%	49.18%	74.54%	33.73%	29.37%	54.26%	28.14%	26.53%	29.12%
Expected life (years)	4.2			4.1			4.0

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009		2008		2007
		Weighted average		Weighted average		Weighted average
		exercise		exercise		exercise
Option Awards	Shares	price	Shares	price	Shares	price

Outstanding — beginning of year	2,287,472	$14.66	2,201,722	$14.85	2,137,626	$12.84
Granted	518,201	6.28	368,794	12.28	481,751	19.53
Exercised	23,479	6.53	98,532	6.51	369,386	8.76
Forfeited	259,951	12.30	184,512	16.46	48,269	19.50

Outstanding — end of year	2,522,243	$13.26	2,287,472	$14.66	2,201,722	$14.85

Exercisable — end of year	1,727,266	$14.88	1,619,517	$13.92	1,419,800	$12.14

	2009		2008		2007
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
Stock Awards	Shares	fair value	Shares	fair value	Shares	fair value
Unvested — beginning of year	217,100	$6.97	2,000	$21.07	—	$—
Granted	49,950	6.36	220,500	6.87	2,000	21.07
Vested	400	21.07	400	21.07	—	—
Forfeited	9,600	6.86	5,000	6.87	—	—

Unvested — end of year	257,050	$6.84	217,100	$6.97	2,000	$21.07

Total fair value of vested shares (in thousands)		$2		$6		$—

There were 2,469,259 options vested or expected to vest with a weighted-average price of $13.38 at December 31, 2009. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 4.1, 4.0 and 3.2 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the period was insignificant due to the gap between the Company’s stock price and the weighted-average exercise price of options for the year ended December 31, 2009. The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.62, $2.57 and $4.57, respectively. The total intrinsic value of options exercised during years ended December 31, 2009, 2008, and 2007 was $0.1 million, $0.6 million and $3.8 million, respectively.

At December 31, 2009, there was $3.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 3.1 years.

At December 31, 2009, a summary of the Company’s stock options outstanding are as follows:

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Range of	Number	exercise	life	Number	exercise
exercise price	outstanding	price	(years)	exercisable	price

$4.01 - $6.62	513,624	$6.03	6.0	63,473	$5.64
$7.11 - $11.30	516,501	9.48	2.6	457,337	9.55
$11.64 - $13.73	507,515	12.33	4.2	352,208	12.31
$13.75 - $20.52	695,352	18.63	3.9	588,328	18.51
$20.72 - $23.35	289,251	21.56	3.6	265,920	21.61
	2,522,243	$13.26	4.1	1,727,266	$14.88

Employee Stock Purchase Plan — In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (ESPP), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years ended December 31, 2009, 2008, and 2007. On May 21, 2009, the Company’s shareholders approved an increase in the maximum number of shares to be issued through all plan years from 450,000 to 900,000 shares.  At December 31, 2009, the Company has reserved 406,831 shares for issuance under the terms of the ESPP.  The ESPP is administered by a committee of two or more directors who are not employees or officers of the Company and are appointed by the Board of Directors. During the years ended December 31, 2009, 2008, and 2007, 79,662, 67,974 and 47,278 shares, respectively, were issued.

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan.  In 2009, the Company reduced its matching contribution from 6% to 3% of eligible compensation.  Matching contributions of 6% of eligible compensation were made in 2008 and 2007.  Employer contributions charged to expense for the years ended December 31, 2009, 2008 and 2007 were $1.2 million, $2.0 million and $1.7 million, respectively, and are included in the consolidated statements of operations under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.  At December 31, 2009, all participants were fully vested.  At December 31, 2009 and 2008, the Company had accrued $2.9 million and $2.8 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

15.               COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Total rental expense for the years ended December 31, 2009, 2008, and 2007, was $5.1 million, $5.1 million, and $4.4 million, respectively. In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2009, one director has a remaining interest in the building. Additionally, two bank branches are leased from entities controlled by a director of the Company. Rent payments for the related party leases for the years ended December 31, 2009, 2008, and 2007, were $2.0 million, $2.0 million, and $1.9 million, respectively.  At December 31, 2009 and 2008, the Company owed $0.3 million and $0.2 million, respectively, to entities controlled by the related party that is included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

Future minimum lease payments at December 31, 2009, under all noncancelable operating leases are as follows:

December 31,	(in thousands)

2010	$4,981
2011	5,256
2012	4,839
2013	4,073
2014	3,893
Thereafter	10,536

Total	$33,578

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2009:

(in thousands)	Amount

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$447,536

Commitments to originate consumer loans — personal lines of credit and equity lines	$38,694

Overdraft protection plans	$11,826

Letters of credit	$56,809

Unfunded commitments for unconsolidated investments	$2,180

Company guarantees	$1,346

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $10.0 million in limited partnership interests of four entities, of which $2.2 million is unfunded at December 31, 2009. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt and merchant processing transactions for certain customers.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2009, the Company held 80,621 shares of Federal Reserve Bank stock with a fair value of  $4.0 million (par value of $50).  This investment represents 50% of the subscription amount due to the Federal Reserve to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $4.0 million due to the Federal Reserve Bank may be callable at their discretion.

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

Indemnification Agreements — The Company is subject to certain indemnification obligations in conjunction with agreements signed with officers and directors of the Company.  The Indemnification Agreements require the Company to indemnify against judgments, fines, penalties and amounts paid in settlements incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company.  To the extent the Company maintains an insurance policy or policies providing directors’ and officers’ liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any director or officer of the Company.  However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage.  The rights of the Indemnitee under the Indemnification Agreement are in addition to any rights the Indemnitee may have under the Company’s articles of incorporation or bylaws.  While the likelihood is remote, performance under these indemnifications could materially affect net income in a particular quarter or annual period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total  Capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2009 and 2008, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2009, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2009 and 2008:

(in thousands)	Company	Bank
Shareholders’ equity (GAAP capital)	$230,451	$206,490
Disallowed goodwill and other intangibles	(4,493)	—
Unrealized loss on available for sale securities	(7,448)	(7,448)
Accumulated net gains on cash flow hedges	(2,571)	(897)
Subordinated debentures	70,000	—
Deferred tax asset disallowance	(6,373)	—
Other deductions	(220)	—
Tier I regulatory capital	$279,346	$198,145

Subordinated notes payable	$20,984	$—
Allowance for loan losses	25,895	25,081
Total risk-based regulatory capital	$326,225	$223,226

	Company			Bank
At December 31, 2009	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$279,346	$326,225	$279,346	$198,145	$223,226	$198,145
Well-capitalized requirement	80,890	161,780	98,352	78,256	156,511	95,390
Regulatory capital - excess	$198,456	$164,445	$180,994	$119,889	$66,715	$102,755
Capital ratios	13.8%	16.1%	11.4%	10.1%	11.4%	8.3%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	NA	NA	NA	6.00%	10.00%	5.00%

At December 31, 2008
(in thousands)	Company	Bank
Shareholders’ equity (GAAP capital)	$252,099	$227,725
Disallowed goodwill and other intangibles	(50,196)	(3,365)
Unrealized loss on available for sale securities	1,668	1,668
Accumulated net gains on cash flow hedges	(2,223)	(2,223)
Subordinated debentures	70,000	—
Other deductions	(298)	—
Tier I regulatory capital	$271,050	$223,805

Subordinated notes payable	$20,984	$—
Allowance for loan losses	27,760	27,532
Total risk-based regulatory capital	$319,794	$251,337

	Company			Bank
At December 31, 2008	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$271,050	$319,794	$271,050	$223,805	$251,337	$223,805
Well-capitalized requirement	88,217	176,433	104,584	87,480	174,960	103,995
Regulatory capital - excess	$182,833	$143,361	$166,466	$136,325	$76,377	$119,810
Capital ratios	12.3%	14.5%	10.4%	10.2%	11.5%	8.6%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	NA	NA	NA	6.00%	10.00%	5.00%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

17.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, and are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains (losses) on available for sale securities and derivatives, net of tax for the years ended December 31, 2009, 2008, and 2007:

(in thousands)	2009	2008	2007

Other comprehensive income — before tax:
Unrealized (loss) gain on available for sale securities — net of reclassification to operations of $(2,062), $(1,657) and $(494)	$13,779	$(1,579)	$1,320

Change in OTTI-related component of unrealized gain (loss)	925	—	—

Unrealized gain on derivative securities — net of reclassification to operations of $2,631, $2,109, and $(1,436)	561	2,465	2,906

Tax expense related to items of other comprehensive income	(5,801)	(337)	(1,606)
Other comprehensive income — net of tax	$9,464	$549	$2,620

18.       FAIR VALUE MEASUREMENTS

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

Available for sale securities — At December 31, 2009, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of Mortgage-Backed Securities (MBS), obligations of states and political subdivisions, agencies, corporate debt securities and trust preferred securities.  The fair value of the majority of MBS, obligations of states and political subdivisions and corporate debt securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private label MBS are valued using broker-dealer quotes.  As the private label MBS market has become increasingly illiquid, these security valuations are more often based on modeling techniques and not observable trades.  Accordingly, the Company has assessed the input level and has reported the private label MBS as a Level 3 input.  The Company also holds trust preferred securities that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  As a result, the Company has determined the valuation of its trust preferred securities falls within Level 1 of the fair value hierarchy.  However, the Company also held two single issuer trust preferred securities for which the volume and level of trading activity declined in 2009.  The Company determines the fair value of these securities based on quoted market prices of comparable instruments and as a result has transferred the securities to Level 2.  During 2009, the Company recognized OTTI of $2.3 million on four securities, which are recognized at fair value on a recurring basis.  The OTTI included a $0.9 million write down resulting from an increase in the credit risk associated with two of the single issuer trust preferred securities.  The OTTI is included as a component of “net other than temporary impairment losses on securities recognized in earnings” and “loss on securities, other assets and other real estate owned” in the consolidated statements of operations.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at December 31, 2009.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with ASC 310.  The fair value of other impaired loans is measured using a discounted cash flow analysis.

The following table presents the Company’s financial assets measured at fair value on a recurring basis at December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$402,913	$—	$400,540	$2,373
U.S. Government Agencies	56,453	—	56,453	—
Trust preferred securities	34,781	28,931	5,850	—
Corporate debt securities	32,641	—	32,641	—
Municipal securities	2,417	—	2,417	—
Total available for sale securities	$529,205	$28,931	$497,901	$2,373

Derivatives:
Cash flow hedge - interest rate swap	$4,202	$—	$4,202	$—
Reverse interest rate swap	3,495	—	3,495	—
Total derivative assets	$7,697	$—	$7,697	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$55	$—	$55	$—
Reverse interest rate swap	3,623	—	3,623	—
Total derivative liabilities	$3,678	$—	$3,678	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	Investment securities available for sale
Balance at December 31, 2008	$3,709
Transfers in	—
Realized loss on OTTI	(1,331)
Paydowns	(1,361)
Net accretion	75
Unrealized gain included in comprehensive income	1,281

Balance at December 31, 2009	$2,373

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans (impaired), net	$62,972	$—	$872	$62,100
Loans held for sale	1,820	—	—	1,820

At December 31, 2009, impaired loans had a carrying value of $76.9 million and a fair value of $63.0 million.  During 2009, the Company recorded a provision for loan losses of $84.2 million and charge-offs on impaired loans of $70.7 million.  At December 31, 2009, the Company held one loan for sale.  During 2009, charge-offs on loans transferred at fair value to held for sale totaled $5.9 million.  The Company recorded an additional $0.1 million loss upon the sale of these loans.

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

Goodwill impairment analysis — Goodwill impairment is determined using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporing units’ goodwill.  Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities.  The Company estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.  Since these methods incorporate assumptions specific to the entity, such as the use of financial forecasts, the fair value of the reporting units and their assets and liabilities are considered a Level 3 input by the Company.  See Note 6 — Goodwill and Intangible assets, for additional information.

Intangible assets — Intangible assets consist primarily of amortizing customer lists and nonamortizing trade name that were initially recorded at fair value.  Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

Other real estate owned (OREO) — OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the year ended
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Goodwill	$—	$—	$—	$—	$(46,160)
Tradename	149	—	—	149	(120)
OREO	26,507	—	—	26,507	(3,292)

As a result of the goodwill impairment analysis, Goodwill was fully written down at December 31, 2009, from $46.2 million at December 31, 2008.  The Company recorded a goodwill impairment of $33.7 million and $12.5 million during the first and third quarter of 2009, respectively.  In addition, a trade name with a carrying value of $0.3 million was written down to its fair value of $0.2 million during the first quarter of 2009 resulting in an impairment charge of $0.1 million.  Total impairment charges of $46.2 million are included in earnings for the year ended 2009.

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

Balance at
(in thousands)	December 31, 2009
OREO recorded at fair value	$26,507
Estimated selling costs	(1,325)
OREO	$25,182

Valuation adjustments on OREO are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of the 2009 OREO transactions:

(in thousands)		OREO
OREO at December 31, 2008		$5,941
Foreclosed loans	53,377
Charge-offs	(18,125)
Loans transferred to OREO		35,252
OREO sales		(13,347)
Net loss on sale and valuation adjustments		(3,292)
Other		628
OREO at December 31, 2009		25,182
Estimated selling costs		1,325
OREO recorded at fair value		$26,507

The following table includes the estimated fair value of the Company’s financial instruments.  The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$47,637	$47,637	$45,489	$45,489
Investment securities available for sale	529,205	529,205	476,506	476,506
Investment securities held to maturity	302	308	376	374
Other investments	16,473	16,473	23,566	23,566
Loans	1,705,750	1,704,299	1,988,402	2,044,024
Loans held for sale	1,820	1,820	—	—
Accrued interest receivable	8,184	8,184	8,617	8,617
Interest rate swaps	7,697	7,697	6,772	6,772
Bank-owned life insurance	34,560	34,560	30,718	30,718

Financial liabilities:
Deposits	$1,968,833	$1,971,213	$1,639,031	$1,641,555
Other short-term borrowings	240	240	543,063	543,063
Securities sold under agreements to repurchase	139,794	136,329	133,478	131,463
Accrued interest payable	1,500	1,500	1,614	1,614
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	18,676	20,984	24,649
Interest rate swaps	3,678	3,678	3,555	3,555

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The insurance segment includes the activities of FDL and CoBiz Insurance, Inc. FDL provides employee benefits consulting and brokerage, wealth transfer planning and preservation for high-net-worth individuals, and executive benefits and compensation planning. FDL represents individuals and companies in the acquisition of institutionally priced life insurance products to meet wealth transfer and business needs. CoBiz Insurance, Inc. is a property and casualty (P&C) broker agency focusing on commercial and affluent individual lines of coverage. The majority of the revenue for both FDL and CoBiz Insurance is derived from insurance product sales and referrals, paid by third-party insurance carriers.

The corporate support and other segment consists of activities that are not directly attributable to the other reportable segments and include centralized bank operations and the activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

		Investment	Trust and		Corporate
For the year ended December 31, 2009	Commercial	Banking	Advisory		Support and
(in thousands)	Banking	Services	Services	Insurance	Other	Consolidated

Income statement
Total interest income	$128,914	$7	$—	$—	$529	$129,450
Total interest expense	21,701	—	16	13	4,336	26,066
Provision for loan losses	103,427	—	—	—	2,388	105,815
Noninterest income	9,555	1,154	5,186	11,778	(46)	27,627
Noninterest expense	34,533	4,024	6,252	12,149	38,292	95,250
Impairment of goodwill	15,348	5,279	6,518	19,015	—	46,160
Management fees and allocations	30,987	211	615	635	(32,448)	—
Provision (benefit) for income taxes	(19,829)	(3,768)	(1,440)	(1,934)	(5,888)	(32,859)
Net income (loss) before noncontrolling interest	(47,698)	(4,585)	(6,775)	(18,100)	(6,197)	(83,355)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	314	314
Net loss	(47,698)	(4,585)	(6,775)	(18,100)	(5,883)	(83,041)

Depreciation and amortization	3,272	67	203	759	61	4,362
Capital expenditures	2,628	10	1	123	22	2,784

At December 31, 2009 Identifiable assets	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

		Investment	Trust and		Corporate
For the year ended December 31, 2008	Commercial	Banking	Advisory		Support and
(in thousands)	Banking	Services	Services	Insurance	Other	Consolidated

Income statement
Total interest income	$144,736	$38	$3	$4	$127	$144,908
Total interest expense	43,988	—	8	11	5,550	49,557
Provision for loan losses	39,796	—	—	—	—	39,796
Noninterest income	8,785	5,055	6,345	15,113	480	35,778
Noninterest expense	33,098	5,117	6,223	14,090	31,189	89,717
Management fees and allocations	26,889	265	518	652	(28,324)	—
Provision (benefit) for income taxes	3,075	(99)	(113)	187	(3,141)	(91)
Net income (loss) before noncontrolling interest	6,675	(190)	(288)	177	(4,667)	1,707
Net (income) attributable to noncontrolling interest	—	—	—	—	(379)	(379)
Net income (loss)	6,675	(190)	(288)	177	(5,046)	1,328

Depreciation and amortization	2,919	72	255	827	82	4,155
Capital expenditures	3,497	32	61	119	28	3,737

At December 31, 2008 Identifiable assets	$2,629,082	$6,670	$9,025	$28,706	$10,792	$2,684,275

		Investment	Trust and		Corporate
For the year ended December 31, 2007	Commercial	Banking	Advisory		Support and
(in thousands)	Banking	Services	Services	Insurance	Other	Consolidated

Income statement
Total interest income	$154,211	$129	$2	$5	$163	$154,510
Total interest expense	60,756	—	—	4	5,851	66,611
Provision for loan losses	3,965	—	—	—	(29)	3,936
Noninterest income	7,398	6,681	4,763	9,397	372	28,611
Noninterest expense	28,444	5,949	4,335	9,497	27,290	75,515
Management fees and allocations	23,045	321	402	703	(24,471)	—
Provision (benefit) for income taxes	16,710	218	45	(260)	(3,000)	13,713
Net income (loss) before noncontrolling interest	28,689	322	(17)	(542)	(5,106)	23,346
Net (income) attributable to noncontrolling interest	—	—	—	—	(322)	(322)
Net income (loss)	28,689	322	(17)	(542)	(5,428)	23,024

Depreciation and amortization	2,769	63	150	662	98	3,742
Capital expenditures	3,039	95	18	32	1	3,185

At December 31, 2007 Identifiable assets	$2,348,520	$7,636	$9,661	$19,810	$5,385	$2,391,012

20.       CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

(in thousands)	2009	2008

Condensed Statements of Condition

Assets:
Cash on deposit at subsidiary bank	$33,461	$54,966
Investment in subsidiaries	269,472	278,325
Accounts receivable from subsidiaries	5,033	5,075
Taxes receivable	14,749	2,426
Other	11,115	11,145

Total	$333,830	$351,937

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable to subsidiaries	$6,289	$60
Subordinated debentures	93,150	93,150
Other liabilities	3,940	6,628

Total liabilities	103,379	99,838

Shareholders’ equity	230,451	252,099

Total	$333,830	$351,937

(in thousands)	2009	2008	2007

Condensed Statements of Operations

Income:
Management fees	$3,664	$4,583	$4,495
Interest income	131	151	180
Other income	3,332	125	73

Total income	7,127	4,859	4,748

Expenses:
Salaries and employee benefits	3,733	4,836	4,680
Interest expense	4,396	5,575	5,863
Other expense	2,907	2,629	2,436

Total expenses	11,036	13,040	12,979

Net loss before income taxes	(3,909)	(8,181)	(8,231)

Income tax benefit	5,376	3,135	2,982

Net income (loss) before equity in undistributed earnings
of subsidiaries	1,467	(5,046)	(5,249)

Equity in undistributed earnings (loss) of subsidiaries	(84,508)	6,374	28,273

Net income (loss)	$(83,041)	$1,328	$23,024

(in thousands)	2009	2008	2007

Condensed Statements of Cash Flows

Cash flows from operating activities:
Net income (loss)	$(83,041)	$1,328	$23,024
Equity in undistributed loss (income) of subsidiaries	84,508	(6,374)	(28,273)
Stock-based compensation	372	339	291
Excess tax benefit from stock-based compensation	(5)	(159)	(1,060)
Change in other assets and liabilities	(6,221)	(4,965)	1,313

Net cash used by operating activities	(4,387)	(9,831)	(4,705)

Cash flows from investing activities:
Net cash paid in earn-outs	(375)	—	(438)
Net cash paid for Wagner acquisition	—	—	(2,037)
Net cash paid for BDA acquisition	—	(6,781)	—
Net advances to subsidiaries	(67,523)	7,971	(7,996)
Other	7	—	8

Net cash (used) provided by investing activities	(67,891)	1,190	(10,463)

Cash flows from financing activities:
Proceeds from purchased funds and other short-term borrowings	—	(17,070)	17,070
Proceeds from issuance of common stock	56,340	1,245	23,095
Payments to repurchase common stock	—	—	(20,062)
Proceeds from issuance of subordinated promissory notes	—	20,900	—
Proceeds from the issuance of preferred stock	—	64,398	—
Dividends	(5,516)	(6,613)	(6,173)
Excess tax benefit from stock-based compensation	5	159	1,060
Other	(56)	83	1

Net cash provided by financing activities	50,773	63,102	14,991

Net (decrease) increase in cash and cash equivalents	(21,505)	54,461	(177)

Cash and cash equivalents — beginning of year	54,966	505	682

Cash and cash equivalents — end of year	$33,461	$54,966	$505

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years:

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2009	2009	2009	2009	2008	2008	2008	2008

Interest income	$30,973	$32,102	$32,841	$33,534	$35,820	$36,052	$35,639	$37,397
Interest expense	5,981	6,515	6,615	6,955	10,181	11,814	12,143	15,419
Net interest income	24,992	25,587	26,226	26,579	25,639	24,238	23,496	21,978
Net income	(4,538)	(15,743)	(15,811)	(46,949)	(8,613)	4,163	4,183	1,595

Earnings (loss) per share—basic	$(0.15)	$(0.50)	$(0.72)	$(2.07)	$(0.38)	$0.18	$0.18	$0.07

Earnings (loss) per share—diluted	$(0.15)	$(0.50)	$(0.72)	$(2.07)	$(0.38)	$0.18	$0.18	$0.07