Form 10-K/A
period 2009-12-31
COBIZ FINANCIAL INC
filed 2010-03-03
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s sole class of common stock March 2, 2010, was 36,734,050.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Form 10-K/A) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 19, 2010.  This Amendment is being filed to correct an inadvertent typographical error in the consent of Deloitte & Touche LLP filed with the Form 10-K, which incorrectly referred to the date as February 19, 2009.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, filed with this Amendment is a consent of Deloitte & Touche LLP with the corrected date of February 19, 2010.  This Amendment does not affect any other parts of, or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Form 10-K.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(3)	Exhibits and Index of Exhibits:

	23	Consent of Independent Registered Public Accounting firm.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

	32.1	Section 1350 Certification of the Chief Executive Officer.

	32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2010	CoBiz Financial Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board