Form 10-Q
period 2010-03-31
COBIZ FINANCIAL INC
filed 2010-05-07
CIK 1028734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

There were 36,766,535 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 19, 2010.

Item 1.  Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2010	2009
Assets
Cash and due from banks	$27,367	$28,986
Interest bearing deposits and federal funds sold	16,591	18,651
Total cash and cash equivalents	43,958	47,637

Investment securities available for sale (cost of $517,656 and $517,192, respectively)	530,119	529,205
Investment securities held to maturity (fair value of $292 and $308, respectively)	286	302
Other investments - at cost	16,543	16,473
Total investments	546,948	545,980
Loans, net of allowance for loan losses of $71,903 and $75,116, respectively	1,655,971	1,705,750
Loans held for sale	—	1,820
Intangible assets, net of amortization of $4,070 and $3,909, respectively	4,749	4,910
Bank-owned life insurance	34,869	34,560
Premises and equipment, net of depreciation of $27,511 and $26,831, respectively	8,038	8,203
Accrued interest receivable	8,499	8,184
Deferred income taxes, net	30,089	29,654
Other real estate owned - net of valuation allowance of $1,038 and 804, respectively	28,951	25,182
Other assets	58,968	54,135
TOTAL ASSETS	$2,421,040	$2,466,015

Liabilities
Deposits
Demand	532,990	542,768
NOW and money market	720,202	708,445
Savings	10,780	10,552
Eurodollar	102,029	107,500
Certificates of deposits	574,519	599,568
Total deposits	1,940,520	1,968,833
Securities sold under agreements to repurchase	142,944	139,794
Other short-term borrowings	2,433	240
Accrued interest and other liabilities	16,687	32,418
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	$2,195,734	$2,234,435

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively ($1,000 per share liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 36,759,785 and 36,723,853 issued and outstanding, respectively	365	365
Additional paid-in capital	223,362	222,609
Accumulated deficit	(8,545)	(2,543)
Accumulated other comprehensive income, net of income tax of $5,694 and $6,142, respectively	9,288	10,019
TOTAL SHAREHOLDERS’ EQUITY	$224,471	$230,451
Noncontrolling interest	835	1,129
TOTAL EQUITY	225,306	231,580
TOTAL LIABILITIES AND EQUITY	$2,421,040	$2,466,015

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
INTEREST INCOME:
Interest and fees on loans	$24,000	$27,171
Interest and dividends on investment securities:
Taxable securities	5,748	6,206
Nontaxable securities	21	25
Dividends on securities	131	105
Federal funds sold and other	19	27
Total interest income	29,919	33,534
INTEREST EXPENSE:
Interest on deposits	3,710	4,937
Interest on short-term borrowings and securities sold under agreement to repurchase	307	778
Interest on subordinated debentures	1,149	1,240
Total interest expense	5,166	6,955
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,753	26,579
Provision for loan losses	13,820	33,747
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	10,933	(7,168)
NONINTEREST INCOME:
Service charges	1,258	1,177
Investment advisory and trust income	1,369	1,224
Insurance income	3,173	3,384
Investment banking income	301	104
Other income	784	232
Total noninterest income	6,885	6,121
NONINTEREST EXPENSE:
Salaries and employee benefits	15,366	14,245
Occupancy expenses, premises and equipment	3,434	3,274
Amortization of intangibles	161	169
FDIC and other assessments	1,240	733
Other real estate owned and loan workout costs	1,283	678
Impairment of goodwill	—	33,697
Net other than temporary impairment losses on securities recognized in earnings	199	—
Loss on securities, other assets and other real estate owned	1,224	1,359
Other	3,366	3,173
Total noninterest expense	26,273	57,328
LOSS BEFORE INCOME TAXES	(8,455)	(58,375)
BENEFIT FOR INCOME TAXES	(3,436)	(10,928)
NET LOSS	(5,019)	(47,447)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	322	498
NET LOSS AFTER NONCONTROLLING INTEREST	$(4,697)	$(46,949)

UNREALIZED DEPRECIATION ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(731)	(2)
COMPREHENSIVE LOSS	$(5,428)	$(46,951)

LOSS PER SHARE:
Basic	$(0.15)	$(2.07)
Diluted	$(0.15)	$(2.07)

See Notes to Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,019)	$(47,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization on investment securities	298	117
Depreciation and amortization	1,014	1,095
Amortization of net loan fees	(46)	(342)
Provision for loan and credit losses	13,820	33,897
Stock-based compensation	419	407
Federal Home Loan Bank stock dividend	(70)	(52)
Deferred income taxes	19	(9,404)
Excess tax benefit from stock-based compensation	(5)	(3)
Increase in cash surrender value of bank-owned life insurance	(309)	(287)
Supplemental executive retirement plan	156	85
Impairment of goodwill	—	33,697
Loss on sale/write-down of premises and equipment, investment securities and OREO	1,423	1,359
Other operating activities, net	(274)	526
Changes in operating assets and liabilities:
Restricted cash	(5,001)	—
Accrued interest and other liabilities	(519)	(539)
Accrued interest receivable	(315)	(531)
Other assets	(756)	(1,644)

Net cash provided by operating activities	4,835	10,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	—	(344)
Proceeds from other investments	191	7,983
Purchases of investment securities available for sale	(60,760)	(8,995)
Proceeds from sale of investment securities available for sale	501	—
Maturities of investment securities available for sale	43,674	19,963
Maturities of investment securities held to maturity	16	8
Deferred payments and cash paid in earn-outs, net	—	(375)
Net proceeds from sale of loans and other real estate owned	6,146	2,702
Loan originations and repayments, net	26,345	(6,691)
Purchase of premises and equipment	(686)	(966)
Other investing activities, net	—	2

Net cash provided by investing activities	15,427	13,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market, Eurodollar and savings accounts	(3,264)	(34,440)
Net increase (decrease) in certificates of deposits	(25,049)	71,888
Net increase (decrease) in short-term borrowings	2,193	(44,256)
Net increase (decrease) in securities sold under agreements to repurchase	3,150	(4,283)
Proceeds from issuance of common stock, net	197	210
Dividends paid on common stock	(367)	(1,638)
Dividends paid on preferred stock	(806)	(502)
Excess tax benefit from stock-based compensation	5	3
Other financing activities, net	—	(43)

Net cash used in financing activities	(23,941)	(13,061)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,679)	$11,160
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,637	45,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,958	$56,649

Supplemental disclosures of cash information - cash paid (received) during the period for:
Interest	$5,412	$7,214
Income taxes	$(442)	$2

Supplemental disclosures of noncash activities:
Loans transferred to other real estate owned	$9,164	$32,180
Loans transferred to loans held for sale	$—	$3,100
Loans held for sale transferred to other real estate owned	$—	$1,076
Loans underwritten to finance sale of loans held for sale	$1,152	$—
Cash transferred to restricted cash (Other assets)	$5,001	$—

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and seven in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz ACMG, Inc. provides investment management services to institutions and individuals through its subsidiary Alexander Capital Management Group, LLC (ACMG). FDL provides wealth transfer and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, employee benefits consulting, and risk management consulting services to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB). Wagner supplements the investment services currently offered by ACMG. Wagner focuses on developing and delivering a proprietary investment approach with a growth bias.

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

2.                                Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the guidance in Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (ASU 2009-16).  The amendments in ASU 2009-16 are the result of SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, originally issued on June 12, 2009.  ASU 2009-16 communicates that updates to Accounting Standards Codification (ASC) 860 will require additional information about transfers of financial assets, including securitization transactions, and where entities continue to have exposure to risks relating to transferred financial assets.  The amendments change requirements for derecognizing financial assets, enhance disclosure requirements and eliminate the ‘qualifying special-purpose entity.’   Furthermore, the term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  The amendments require transferred assets and liabilities incurred to be recognized and measured at fair value.  The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application was not permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the guidance in ASU No. 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17).  The amendments in ASU 2009-17 are the result of SFAS No. 167, Amendments to FASB Interpretation No. (FIN) 46(R), originally issued on June 12, 2009.  ASU 2009-17 communicates that updates to ASC 810 changes how a reporting entity determines an entity that is inadequately capitalized or is not controlled through voting power or similar rights should be consolidated.  ASC 810 requires the performance of an ongoing analysis to determine whether the reporting entity’s variable interests give it a controlling financial interest in a variable interest entity, unlike FIN 46(R) which required an analysis at the inception of an arrangement or on the occurrence of certain events.  ASC 810 identifies a primary beneficiary of a variable interest as having both the power to direct activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  ASC 810 will require enhanced disclosures that will present users of financial statements with more transparent information about the reporting entity’s involvement in a variable interest entity.  The amendments to ASC 810 are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application was not permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the guidance in ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.                                      Loss per Common Share and Dividends Declared per Common Share

Loss per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  However, the impact of these shares is not included in the common shareholder basic loss per share for the three months ended March 31, 2010 and 2009 because the effect of including those shares would be anti-dilutive due to the net loss in those periods.  The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended March 31,
(in thousands)	2010	2009

Net loss attributable to CoBiz Financial Inc.	$(4,697)	$(46,949)
Preferred stock dividends	(938)	(930)
Net loss attributable to common shareholders	$(5,635)	$(47,879)

Distributed earnings (1)	—	—
Undistributed loss	(5,635)	(47,879)
Loss allocated to common stock	$(5,635)	$(47,879)

(1) Dividends paid during the three months ended March 31, 2010 and 2009 were not considered current period distributions.

Weighted average common shares - issued	36,728	23,400
Average nonvested restricted share awards	(252)	(226)
Weighted average common shares outstanding - basic	36,476	23,174
Effect of dilutive stock options outstanding	—	—
Weighted average common shares outstanding - diluted	36,476	23,174

Basic earnings per share	$(0.15)	$(2.07)
Diluted earnings per share	$(0.15)	$(2.07)
Dividends declared per share	$0.01	$0.08

For the three months ended March 31, 2010 and 2009, 3,629,670 and 3,116,733 common stock equivalents were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Comprehensive Loss

Comprehensive loss is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive loss for the periods indicated.

	Three months ended March 31,
(in thousands)	2010	2009

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $206 and $1,297	$362	$2,645

Change in OTTI-related component of unrealized gain	88	—

Unrealized loss on derivative securities, net of reclassification to operations of $292 and $790	(1,629)	(2,648)

Tax benefit related to items of other comprehensive income	448	1
Other comprehensive loss, net of tax	$(731)	$(2)

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$366,583	$12,819	$2,635	$376,767	$391,394	$14,630	$3,111	$402,913
U.S. Government Agencies	72,135	115	41	72,209	56,733	4	284	56,453
Trust preferred securities	38,487	1,775	657	39,605	34,950	1,236	1,405	34,781
Corporate debt securities	38,702	1,115	53	39,764	31,706	991	56	32,641
Municipal securities	1,749	25	—	1,774	2,409	26	18	2,417

	$517,656	$15,849	$3,386	$530,119	$517,192	$16,887	$4,874	$529,205

Held to maturity securities — Mortgage-backed securities	$286	$6	$—	$292	$302	$6	$—	$308

The amortized cost and estimated fair value of investments in debt securities at March 31, 2010, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$5,213	$5,408	$—	$—
Due after one year through five years	85,134	86,143	—	—
Due after five years through ten years	22,239	22,196	—	—
Due after ten years	38,487	39,605	—	—
Mortgage-backed securities	366,583	376,767	286	292

	$517,656	$530,119	$286	$292

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At March 31, 2010, 97% of the total unrealized loss of $3.4 million is comprised of mortgage-backed and trust preferred securities.  The mortgage-backed securities (MBS) in a loss position consist primarily of three private-label securities.  The Company has recognized other-than-temporary impairments (OTTI) of $1.5 million on these securities, including $0.2 million in the current quarter.   The trust preferred securities (TPS) are all single entity issues that continue to pay their regularly scheduled dividend payments.

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

During the first quarter of 2010, the Company recognized $0.2 million in credit related OTTI on a private-label mortgage-backed security that is separately reported in the condensed statement of operations.  During the first quarter of 2009, the Company recognized an OTTI of $1.3 million that is reported in the condensed statement of operations in the line item “loss on securities, other assets and other real estate owned”.  The OTTI during the first quarter of 2009 consisted of $0.9 million on two single entity issue trust preferred securities and $0.4 million on a private-label mortgage-backed security.  The Company has determined there was no OTTI associated with the 18 securities noted within the table below at March 31, 2010.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$27,149	$50	$2,424	$2,585	$29,573	$2,635
U.S. Government Agencies	9,947	41	—	—	9,947	41
Trust preferred securities	1,612	86	4,384	571	5,996	657
Corporate debt securities	4,140	53	—	—	4,140	53

Total	$42,848	$230	$6,808	$3,156	$49,656	$3,386

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended March 31, 2010. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The credit component of OTTI recognized in earnings during the first quarter of 2010 is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

For the three months ended
(in thousands)	March 31, 2010
Balance at December 31, 2009	$1,331

Additions (1):
Initial credit impairment	—
Additional credit impairment	199
Reductions:
Securities intended to be sold	—

Balance at March 31, 2010	$1,530

(1) Excludes OTTI on investments we intend to sell.

During the first quarter of 2010, the Company recognized an OTTI of $0.2 million in earnings on one private-label mortgage-backed security.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the three months ended March 31, 2010 for the aforementioned private-label mortgage-backed security.

Inputs at March 31, 2010
Prepayment speed (CPR) (1)	8.3%
Default rate (CDR) (2)	6.5%
Severity (3)	43.2%

Credit Impairment (in thousands)	$199

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at March 31, 2010 and December 31, 2009, consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Bank stocks — at cost	$14,371	$14,300
Investment in statutory trusts — equity method	2,172	2,173

	$16,543	$16,473

6.                                      Intangible Assets

At March 31, 2010 and December 31, 2009, the Company’s intangible assets and related amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2009	$4,758	$3	$149	$4,910
Amortization	(160)	(1)	—	(161)
March 31, 2010	$4,598	$2	$149	$4,749

The Company recorded amortization expense of $0.2 million during the three months ended March 31, 2010 and 2009.  Amortization expense on intangible assets for each of the five succeeding years (excluding $0.4 million to be recognized for the remaining nine months of fiscal 2010) is estimated in the following table:

(in thousands)
2011	$638
2012	638
2013	426
2014	316
2015	300

7.                                      Derivatives

ASC Topic 815 — Derivative and Hedging, (ASC 815) contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2010	2009	classification	2010	2009

Derivatives designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$2,943	$4,202	Accrued interest and other liabilities	$426	$55

Derivatives not designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$3,796	$3,495	Accrued interest and other liabilities	$3,985	$3,623

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

Including the cash flow hedges in the table above, the Company had 10 interest rate swaps with an aggregate notional amount of $130.0 million that were designated as cash flow hedges of interest rate risk at March 31, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debt related to trust preferred securities.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives are subsequently reclassified to interest income or expense as interest payments are received or made on the hedged variable-rate assets and liabilities. During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase to interest income and $2.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At March 31, 2010, the Company had 53 interest rate swaps with an aggregate notional amount of $128.1 million related to this program.  During the three months ended March 31, 2010 the Company recognized net losses related to changes in fair value of these swaps of $0.1 million and net gains of $0.1 million were recognized in the same period of 2009.

The table below summarizes gains and losses recognized in OCI and in conjunction with our derivatives designated as hedging instruments for the three months ended March 31, 2010 and 2009.

	Loss recognized in OCI
	(Effective portion)
	for the three months ended March 31,
(in thousands)	2010	2009
Cash flow hedges Interest rate swap	$(1,629)	$(2,648)

	Gain reclassified from accumulated OCI into earnings
	(Effective portion)
	for the three months ended March 31,
(in thousands)	2010	2009
Cash flow hedges Interest rate swap	$292	$790

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

At March 31, 2010 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $1.7 million. At March 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.6 million against its obligations under these agreements.

8.                                      Long-term Debt

A summary of the outstanding subordinated debentures at March 31, 2010 is as follows:

(in thousands)	At March 31, 2010	Original Interest Rate	Effective Interest Rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR+ 2.95%	Fixed 6.04%	September 17, 2033	June 17, 2010
CoBiz Capital Trust II	30,928	3-month LIBOR+ 2.60%	Fixed 5.99%	July 23, 2034	April 23, 2010
CoBiz Capital Trust III	20,619	3-month LIBOR+ 1.45%	Fixed 5.02%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 7 to the Condensed Consolidated Financial Statements.

9.                                Share-Based Compensation Plans

During the three months ended March 31, 2010 and 2009, the Company recognized compensation expense (net of estimated forfeitures) of $0.4 million for share-based compensation awards for which the requisite service was rendered in the period.  Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the three months ended March 31, 2010.

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2009	2,522,243	$13.26
Granted	9,000	5.17
Exercised	15,141	5.32
Forfeited	73,638	9.63

Outstanding — March 31, 2010	2,442,464	$13.39

Exercisable — March 31, 2010	1,686,984	$15.18

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $2.48.

The following table summarizes changes in stock awards for the three months ended March 31, 2010.

		Weighted average
		grant date
	Shares	fair value
Unvested — December 31, 2009	257,050	$6.84
Granted	—	—
Vested	(6,584)	8.32
Forfeited	—	—

Unvested — March 31, 2010	250,466	$6.80

At March 31, 2010, there was $2.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.26 years.

10.                               Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance, and Corporate Support and Other.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	Three months ended March 31, 2010
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated

Income Statement
Total interest income	$29,556	$1	$—	$—	$362	$29,919
Total interest expense	4,085	—	9	3	1,069	5,166
Net interest income	25,471	1	(9)	(3)	(707)	24,753
Provision for loan losses	11,361	—	—	—	2,459	13,820
Net interest income (loss) after provision	14,110	1	(9)	(3)	(3,166)	10,933
Noninterest income	2,396	301	1,369	3,173	(354)	6,885
Noninterest expense	8,779	976	1,398	3,255	11,865	26,273
Income (loss) before income taxes	7,727	(674)	(38)	(85)	(15,385)	(8,455)
Provision (benefit) for income taxes	2,503	(271)	(15)	(26)	(5,627)	(3,436)
Net income (loss) before management fees and overhead allocations	$5,224	$(403)	$(23)	$(59)	$(9,758)	$(5,019)
Management fees and overhead allocations, net of tax	6,076	41	135	121	(6,373)	—
Net loss	(852)	(444)	(158)	(180)	(3,385)	(5,019)
Noncontrolling interest	—	—	—	—	322	322
Net loss after noncontrolling interest	$(852)	$(444)	$(158)	$(180)	$(3,063)	$(4,697)

At March 31, 2010
Balance Sheet
Total Assets	$2,363,333	$1,062	$3,671	$9,422	$43,552	$2,421,040

	Three months ended March 31, 2009
			Investment		Corporate
	Commercial	Investment	Advisory		Support and
(in thousands)	Banking	Banking	and Trust	Insurance	Other	Consolidated
Income Statement
Total interest income	$33,508	$3	$—	$—	$23	$33,534
Total interest expense	5,699	—	—	2	1,254	6,955
Net interest income	27,809	3	—	(2)	(1,231)	26,579
Provision for loan losses	33,747	—	—	—	—	33,747
Net interest income (loss) after provision	(5,938)	3	—	(2)	(1,231)	(7,168)
Noninterest income	1,929	104	1,224	3,384	(520)	6,121
Noninterest expense	8,142	916	1,655	3,474	9,444	23,631
Impairment of goodwill	15,348	2,230	3,081	13,038	—	33,697
Loss before income taxes	(27,499)	(3,039)	(3,512)	(13,130)	(11,195)	(58,375)
Benefit for income taxes	(4,813)	(1,755)	(153)	(24)	(4,183)	(10,928)
Net loss before management fees and overhead allocations	$(22,686)	$(1,284)	$(3,359)	$(13,106)	$(7,012)	$(47,447)
Management fees and overhead allocations, net of tax	5,105	38	111	114	(5,368)	—
Net income loss	(27,791)	(1,322)	(3,470)	(13,220)	(1,644)	(47,447)
Noncontrolling interest	—	—	—	—	498	498
Net loss after noncontrolling interest	$(27,791)	$(1,322)	$(3,470)	$(13,220)	$(1,146)	$(46,949)

At March 31, 2009
Balance Sheet
Total Assets	$2,587,965	$4,533	$5,532	$17,124	$8,769	$2,623,923

11.                               Fair Value

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

Available for sale securities — At March 31, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2010, the Company recognized an OTTI of $0.2 million on a single private-label MBS security recorded at fair value on a recurring basis (Level 3).  The OTTI is reported as “Net other than temporary impairment losses on securities recognized in earnings” in the condensed consolidated statement of operations.

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

Pursuant to guidance in ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at March 31, 2010.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$376,767	$—	$374,362	$2,405
U.S. government agencies	72,209	—	72,209	—
Trust preferred securities	39,605	33,804	5,801	—
Corporate debt securities	39,764	—	39,764	—
Municipal securities	1,774	—	1,774	—
Total available for sale securities	$530,119	$33,804	$493,910	$2,405

Derivatives:
Cash flow hedge - interest rate swap	$2,943	$—	$2,943	$—
Customer interest rate swap	3,796	—	3,796	—
Total derivative assets	$6,739	$—	$6,739	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$426	$—	$426	$—
Reverse customer interest rate swap	3,985	—	3,985	—
Total derivative liabilities	$4,411	$—	$4,411	$—

The Company did not have any transfers between levels 1 and 2 during the current quarter.  A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	Investment securities available for sale
Balance at December 31, 2009	$2,373
Realized loss on OTTI	(199)
Paydowns	(135)
Net accretion	30
Unrealized gain included in OCI	336

Balance at March 31, 2010	$2,405

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$55,619	$—	$4,079	$51,540

During the three months ended March 31, 2010, the Company recorded a provision for loan losses of $17.7 million and charged-off $18.2 million on impaired loans.

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

Other real estate owned (OREO) — OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect anticipated declines in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the three months ended
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
OREO	28,951	—	—	28,951	(945)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

At
(in thousands)	March 31, 2010
OREO recorded at fair value	$30,475
Estimated selling costs	(1,524)
OREO	$28,951

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the three months ended March 31, 2010:

(in thousands)		OREO
At December 31, 2009		$25,182
Foreclosed loans	13,018
Charge-offs	(3,854)
Transfers in		9,164
OREO sales		(4,450)
Net loss on sale and valuation adjustments		(945)
At March 31, 2010		28,951
Estimated selling costs		1,524
OREO recorded at fair value		$30,475

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$43,958	$43,958	$47,637	$47,637
Investment securities available for sale	530,119	530,119	529,205	529,205
Investment securities held to maturity	286	292	302	308
Other investments	16,543	16,543	16,473	16,473
Loans — net	1,655,971	1,661,650	1,705,750	1,704,299
Loans held for sale	—	—	1,820	1,820
Accrued interest receivable	8,499	8,499	8,184	8,184
Interest rate swaps	6,739	6,739	7,697	7,697
Bank-owned life insurance	34,869	34,869	34,560	34,560

Financial liabilities:
Deposits	$1,940,520	$1,942,509	$1,968,833	$1,971,213
Other short-term borrowings	2,433	2,433	240	240
Securities sold under agreements to repurchase	142,944	137,659	139,794	136,329
Accrued interest payable	1,253	1,253	1,500	1,500
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,992	20,984	18,676
Interest rate swaps	4,411	4,411	3,678	3,678

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2010:

(in thousands)	Company	Bank
Shareholders’ equity (GAAP capital)	$224,471	$205,952
Disallowed intangible assets	(4,364)	—
Unrealized gain on available for sale securities	(7,727)	(7,727)
Unrealized gain on cash flow hedges	(1,561)	(701)
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(15,917)	(3,193)
Other deductions	(191)	—
Tier I regulatory capital	$264,711	$194,331

Subordinated notes payable	$20,984	$—
Allowance for loan losses	25,226	24,591
Subordinated debentures	—	—
Total risk-based regulatory capital	$310,921	$218,922

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$264,711	$310,921	$264,711	$194,331	$218,922	$194,331
Well-capitalized requirement	118,275	197,125	120,417	115,310	192,183	117,117
Regulatory capital - excess	$146,436	$113,796	$144,294	$79,021	$26,739	$77,214
Capital ratios	13.43%	15.77%	10.99%	10.11%	11.39%	8.30%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	6.00%	10.00%	5.00%	6.00%	10.00%	5.00%

(1) The ratios for the well capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009. For a discussion of the segments included in our principal activities, see Note 11 to the Notes to Condensed Consolidated Financial Statements.

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

Our Company has focused on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. The cost of this process relative to our size has been high. In addition, we have operated with excess capacity during the start-up phases of various projects due to our commitment to technology and expansion of our fee-based businesses. As a result, relatively high levels of noninterest expense have adversely affected our earnings over the past several years. Salaries and employee benefits comprised most of this overhead category. However, we believe that our compensation levels have allowed us to recruit and retain a highly qualified management team capable of implementing our business strategies. We believe our compensation policies, which include the granting of share-based compensation to many employees and the offering of an employee stock purchase plan, motivate our employees and enhance our ability to maintain customer loyalty and generate earnings. For additional discussion on share-based compensation, see Note 10 to the Condensed Consolidated Financial Statements.

Industry Overview

Statements made by the Chairman of the Federal Reserve indicated that the recession ended and a recovery in economic activity appeared in the second half of 2009.  However, it was noted that there continued to be weakness in both residential and nonresidential construction that will continue to restrict economic recovery.  The improvement in short-term credit markets has led the Federal Reserve to eliminate most of the liquidity programs that were put in place to stabilize the financial markets.  The unemployment rate slightly decreased from 10.0% in December 2009 to 9.7% in March 2010.  The high unemployment rate is another one of the driving factors that could prolong a weak economy.  Bank failures have continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC.  The FDIC’s “problem list” stood at 702 at the end of 2009, up from 252 at the end of 2008.  Between January and April 15, 2010, another 42 banks have gone into receivership.

In the fourth quarter of 2009, FDIC insured commercial banks reported a combined net income of $914 million.  While the annualized net charge-off rate for the industry set a record high at 2.89%, the highest rate in 26 years, the quarterly provision for loan losses declined year-over-year for the first time since the third quarter of 2006.  The overall financial condition of the industry continued to strengthen as both capital and deposit balances grew in the quarter.  However, despite the improvement in financial condition, loan balances have continued to decline for the industry due to write-downs and more conservative lending policies.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first quarter of 2010:

•                  Net loss for the three months ended March 31, 2010, was $4.7 million, compared to a $47.0 million net loss for the same period in 2009.  Included in the net loss for the first quarter of 2009 was a $33.7 million goodwill impairment charge.

•                  Diluted loss per share for the three months ended March 31, 2010 was $0.15, compared to a diluted loss per share of $2.07 for the same period in 2009.

•                  The provision for loan losses was $13.8 million for the first quarter of 2010, a decrease of $19.9 million from the $33.7 million recorded in the same period of 2009.  The provision for loan losses has decreased for three consecutive quarters since it peaked in the second quarter 2009 at $35.2 million.

•                  Net interest income on a tax-equivalent basis for the three months ended March 31, 2010, decreased to $24.9 million from $26.8 million from the same period in 2009.  The decrease is primarily attributable to the decrease in the loan portfolio, partially offset by rate decreases on the deposit portfolio.

•                  The net interest margin on a tax-equivalent basis was 4.52% for the three months ended March 31, 2010, compared to 4.38% for the same period in 2009.

•                  Gross loans decreased $54.8 million from December 31, 2009.  While this is the fifth consecutive quarter that gross loans have decreased, the pace of the decrease decelerated in the first quarter of 2010.

•                  Net loan charge-offs totaled $17.0 million for the three months ended March 31, 2010, compared to $13.2 million for the same period in 2009.

•                  Nonperforming assets decreased to $100.0 million or 4.1% of total assets at March 31, 2010, compared to $104.5 million at December 31, 2009.  Nonperforming assets at March 31, 2010 decreased on a linked-quarter basis for the first time in the past nine quarters.

•                  The allowance for loan and credit losses decreased to 4.17% of total loans at March 31, 2010, compared to 4.23% at the end of 2009.

•                  Total deposits at March 31, 2010 decreased $28.3 million to $1.94 billion, from $1.97 billion at December 31, 2009.

•                  The Company filed a new universal shelf registration to register up to $100.0 million in securities.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  In addition to the discussion on fair value measurements below, a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At March 31, 2010, 22.2% or $536.9 million of total assets, represented assets recorded at fair value on a recurring basis.  At March 31, 2010, 0.2% or $4.4 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets (financial and nonfinancial) recorded at fair value on a nonrecurring basis represented $84.6 million or 3.5% of total assets.

At March 31, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities that are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at March 31, 2010, using Level 1 and 2 inputs was $527.7 million.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.4 million at March 31, 2010.   At March 31, 2010, investments incorporating Level 3 inputs as part of their valuation represent 0.01% of total assets.  The Company recognized a loss of $0.2 million on the private-label MBS for the three months ended March 31, 2010.  Unrealized losses of $2.6 million were recorded in accumulated other comprehensive income relating to private-label MBS as of March 31, 2010.

The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at March 31, 2010, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with GAAP.  The fair value of other impaired loans is measured using a discounted cash flow analysis.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  Fair value of OREO is based on property appraisals, which is usually considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At March 31, 2010, the Company has recorded a net deferred tax asset of $30.1 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses. Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, tax planning strategies and forecasts of future earnings to evaluate the need for a valuation allowance on these assets.  At March 31, 2010, the Company believes that it is more likely than not that its deferred tax assets will be fully realized.

Financial Condition

Total assets at March 31, 2010 were $2.4 billion, down $45.0 million or 1.8% from December 31, 2009.  During the first quarter of 2010, total loans decreased by $54.8 million as a result of loan pay downs and maturities outpacing credit advances to new and existing lines.  In addition, the Company had net loan charge-offs of $17.0 million during the current quarter.  OREO increased by $3.8 million or 15.0% to $29.0 million at March 31, 2010.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments comprised 22.6% of total assets at March 31, 2010, up slightly from 22.1% at December 31, 2009.

As seen in the table below, the investment portfolio is comprised mainly of MBS, including MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government with a net book value of $361.6 million and a market value of $374.4 million. Other MBS are private-label securities with a net book value of $5.0 million and a market value of $2.4 million. The portfolio does not hold any securities exposed to sub-prime mortgage loans. Our investment portfolio also includes $38.5 million of single-issue, public trust preferred securities issued by 16 financial institutions and $38.7 million of corporate debt securities issued primarily by six S&P 500 companies. None of these institutions are in default on the securities we hold nor have interest payments on the trust preferred securities been deferred.

Purchases during the quarter were primarily of U.S. government agencies while the majority of maturities and paydowns were attributed to the MBS portfolio.  The net unrealized gain on available-for-sale securities increased by $0.4 million to $12.5 million during the first quarter of 2010.

					% of
	March 31, 2010		% of	Unrealized	unrealized
(in thousands)	Book value	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$361,593	$374,362	70.6%	$12,769	102.5%
U.S. government agencies	72,135	72,209	13.6%	74	0.5%
Trust preferred securities	38,487	39,605	7.5%	1,118	9.0%
Corporate debt securities	38,702	39,764	7.5%	1,062	8.5%
Municipal securities	1,749	1,774	0.3%	25	0.2%
Private label mortgage-backed securities	4,990	2,405	0.5%	(2,585)	(20.7)%
Total available for sale securities	$517,656	$530,119	100.0%	$12,463	100.0%

Loans.  Gross loans held for investment decreased by $53.0 million or 3.0% to $1.7 billion at March 31, 2010.  During the quarter the Company advanced $37.1 million in new credit relationships and an additional $66.2 million on existing lines.  Credit extensions were offset by paydowns, maturities and charge-offs totaling $156.3 million during the three months ended March 31, 2010.

	March 31, 2010		December 31, 2009		March 31, 2009
		% of		% of		% of
LOANS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
Commercial	$566,321	34.2%	$559,612	32.8%	$630,567	32.2%
Real Estate - mortgage	832,918	50.3%	832,123	48.7%	890,037	45.5%
Land acquisition & development	122,657	7.4%	152,667	8.9%	229,777	11.7%
Real Estate - construction	116,725	7.0%	144,455	8.5%	171,158	8.8%
Consumer	72,198	4.4%	76,103	4.5%	83,157	4.3%
Other	17,055	1.0%	15,906	0.9%	11,654	0.6%
Gross loans	1,727,874	104.3%	1,780,866	104.3%	2,016,350	103.1%
Less allowance for loan losses	(71,903)	(4.3)%	(75,116)	(4.4)%	(63,361)	(3.2)%
Net loans held for investment	1,655,971	100.0%	1,705,750	99.9%	1,952,989	99.9%
Loans held for sale	—	0.0%	1,820	0.1%	3,100	0.1%
Total net loans	$1,655,971	100.0%	$1,707,570	100.0%	$1,956,089	100.0%

Land A&D and Construction loans were the primary drivers of the overall portfolio change with the respective portfolios decreasing by $30.0 million and $27.7 million during the three months ended March 31, 2010.  Management has taken deliberate action to reduce the Company’s exposure to these loan types given negative trends in real estate values and economic uncertainties.

The allowance for loan losses decreased by $3.2 million during the quarter, the net result of provision for loan losses of $13.8 million and charge-offs (net of recoveries) of $17.0 million.  See the Provision and Allowance for Loan and Credit Losses section of this report for additional discussion.

Loans Held for Sale.  At March 31, 2010, the Company had no loans classified as held for sale, a decrease of $1.8 million from December 31, 2009.  The Company will reclassify a loan to held-for-sale status when it determines it will actively market a loan with the intent to divest the credit.  During the current quarter, loans held for sale recorded at fair value of $3.5 million were sold.

Deferred Income Taxes.  Deferred income taxes increased $0.4 million to $30.1 million at March 31, 2010, from $29.7 million at December 31, 2009.  The increase was primarily related to the change in fair value of interest rate swaps.  The Company monitors its deferred income tax asset and evaluates the likelihood the asset can be realized either through tax loss carrybacks or future taxable earnings.  In the event all or a portion of the deferred tax assets will not be realized a valuation allowance will be established through a charge to earnings.  At March 31, 2010, the Company believes its deferred tax assets will be realized and no allowance has been recorded.

Other Real Estate Owned.  OREO increased by $3.8 million to $29.0 million at March 31, 2010 from $25.2 million at December 31, 2009.  During the first quarter of 2010, the Company took possession of an additional $9.2 million in OREO and disposed of $4.5 million.  At March 31, 2010, $13.2 million or 46% of OREO was in Arizona while the remaining $15.8 million or 54% was in Colorado.  The Company held a total of 25 properties at March 31, 2010, of which 19 were located in Arizona and six in Colorado.

Other Assets.  Other Assets increased by $4.8 million to $59.0 million at March 31, 2010, from $54.1 million at December 31, 2009.  The change is primarily attributable to an increase of $3.0 million in income taxes receivable and $5.0 million related to cash deposits pledged to correspondent banks as collateral for confirming letters of credit.  Also contributing to the period change were declines of $1.6 million in account receivables and $1.4 million in the fair value of interest rate swaps.

Deposits.  Total deposits decreased slightly during the quarter by $28.3 million or 1.4% to $1.94 billion at March 31, 2010 from $1.97 billion at December 31, 2009.  The primary drivers of the change were a decline of $22.0 million in CDs over $100,000 and a $9.8 million decrease in noninterest-bearing deposits.  Noninterest bearing deposits represented 27.5% or $533.0 million of total deposits at March 31, 2010, compared to 27.6% or $542.8 million at December 31, 2009.

	March 31, 2010		December 31, 2009		March 31, 2009
		% of		% of		% of
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
NOW and money market	$720,202	34.6%	$708,445	33.6%	$520,605	28.8%
Savings	10,780	0.4%	10,552	0.5%	9,560	0.5%
Eurodollar	102,029	4.9%	107,500	5.1%	100,249	5.6%
Certificates of deposit under $100,000	49,779	2.4%	52,430	2.5%	59,835	3.3%
Certificates of deposit $100,000 and over	336,443	16.1%	358,424	17.0%	311,348	17.3%
Reciprocal CDARS	186,900	9.0%	178,382	8.5%	108,961	6.0%
Brokered deposits	1,397	0.1%	10,332	0.5%	113,800	6.3%
Total interest-bearing deposits	1,407,530	67.5%	1,426,065	67.7%	1,224,358	67.8%
Noninterest-bearing demand deposits	532,990	25.6%	542,768	25.7%	452,124	25.0%
Customer repurchase agreements	142,944	6.9%	139,794	6.6%	129,195	7.2%
Total deposits and customer repurchase agreements	$2,083,464	100.0%	$2,108,627	100.0%	$1,805,677	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase increased $3.2 million to $142.9 million at March 31, 2010, from $139.8 million at December 31, 2009.

Other Short-Term Borrowings.  Other short-term borrowings increased by $2.2 million to $2.4 million at March 31, 2010. Other short-term borrowings can consist of federal funds purchased, overnight and term borrowings from the Federal Home Loan Bank (FHLB), advances on a revolving line of credit and short-term borrowings from the U.S. Treasury.  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. If we are unable to maintain deposit balances at a level sufficient to fund our asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which historically have a higher interest cost than our core deposits.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2010	2009	Amount	%
Interest income	$29,919	$33,534	$(3,615)	(10.8)%
Interest expense	5,166	6,955	(1,789)	(25.7)%
NET INTEREST INCOME BEFORE PROVISION	24,753	26,579	(1,826)	(6.9)%
Provision for loan losses	13,820	33,747	(19,927)	(59.0)%
NET INTEREST INCOME (LOSS) AFTER PROVISION	10,933	(7,168)	18,101	(252.5)%
Noninterest income	6,885	6,121	764	12.5%
Noninterest expense	26,273	23,631	2,642	11.2%
Impairment of goodwill	—	33,697	(33,697)	100.0%
LOSS BEFORE INCOME TAXES	(8,455)	(58,375)	49,920	(85.5)%
Benefit for income taxes	(3,436)	(10,928)	7,492	(68.6)%
NET LOSS	(5,019)	(47,447)	42,428	(89.4)%
Noncontrolling interest	322	498	(176)	(35.3)%
NET LOSS AFTER NONCONTROLLING INTEREST	$(4,697)	$(46,949)	$42,252	(90.0)%

The annualized return on average assets for the three months ended March 31, 2010 and 2009 was (0.78)% and (7.08)%, respectively.  Annualized return on average shareholders’ equity for the three months ended March 31, 2010 and 2009 was (8.26)% and (74.24)%, respectively.  The negative return on average assets and shareholder’s equity is primarily due to the $13.8 million and $33.7 million provision for loan losses recorded during the three months ended March 31, 2010 and 2009, respectively.  Also contributing to the negative return on assets and shareholders equity during the first quarter of 2009, was a noncash goodwill impairment charge of $33.7 million.  For the three months ended March 31, 2010, the efficiency ratio increased to 77.75% compared to 67.09% for the three months ended March 31, 2009.  The increase in the efficiency ratio is primarily the result of higher loan workout and OREO holding costs and a significant increase in FDIC insurance premiums.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Market Committee (“FOMC”) uses the fed funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable rate loans issued by the Company.  The FOMC has held the target federal funds rate at a range of 0-25 basis points since December 2008.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2010 and 2009.

	Three months ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$17,204	$19	0.44%	$5,482	$27	1.97%
Investment securities (2)	537,517	5,933	4.42%	489,608	6,351	5.19%
Loans (2), (3)	1,754,384	24,138	5.50%	2,025,349	27,344	5.40%
Allowance for loan losses	(74,330)			(44,731)
Total interest-earning assets	$2,234,775	$30,090	5.20%	$2,475,708	$33,722	5.35%
Noninterest-earning assets
Cash and due from banks	35,489			35,861
Other	160,755			147,019
Total assets	$2,431,019			$2,658,588

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$703,959	$1,330	0.77%	$535,324	$1,540	1.17%
Savings	10,406	10	0.39%	10,260	12	0.47%
Eurodollar	111,958	262	0.94%	97,063	310	1.28%
Certificates of deposit
Brokered	5,616	30	2.17%	30,846	69	0.91%
Reciprocal	174,013	506	1.18%	101,706	365	1.46%
Under $100,000	51,204	214	1.69%	70,045	532	3.08%
$100,000 and over	345,324	1,358	1.59%	345,406	2,109	2.48%
Total interest-bearing deposits	$1,402,480	$3,710	1.07%	$1,190,650	$4,937	1.68%
Other borrowings
Securities sold under agreements to repurchase	132,258	291	0.88%	123,820	272	0.88%
Other short-term borrowings	23,583	16	0.27%	539,499	506	0.38%
Long term-debt	93,150	1,149	4.93%	93,150	1,240	5.32%
Total interest-bearing liabilities	$1,651,471	$5,166	1.26%	$1,947,119	$6,955	1.44%
Noninterest-bearing demand accounts	531,742			439,887
Total deposits and interest-bearing liabilities	2,183,213			2,387,006
Other noninterest-bearing liabilities	15,935			17,913
Total liabilities	2,199,148			2,404,919
Total equity	231,871			253,669
Total liabilities and equity	$2,431,019			$2,658,588
Net interest income - taxable equivalent		$24,924			$26,767
Net interest spread			3.94%			3.91%
Net interest margin			4.52%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.32%			127.15%

(1)	Average yield or cost for the three months ended March 31, 2010 and 2009 has been annualized and is not necessarily indicative of results for the entire year.
(2)	Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.
(3)	Loan fees included in interest income are not material. Nonaccrual loans are excluded from average loans outstanding.

Net interest income on a tax-equivalent basis for the three months ended March 31, 2010 decreased by $1.8 million over the prior year comparable period. The decrease in net interest income on a tax-equivalent basis for the three months ended March 31, 2010, was driven by a decrease in interest earning-assets partially offset by a decrease in the rates paid on interest-bearing liabilities.  Average interest-earning assets decreased by $240.9 million from March 31, 2009 to $2.23 billion at March 31, 2010.  The decrease in interest-earning assets was primarily driven by a decrease in net loans of $300.6 million.  Investment securities partially offset the decrease in net loans by increasing $47.9 million.  For the three months ended March 31, 2010, compared to the same period in 2009, rates on average interest-bearing liabilities decreased by 18 basis points from 1.44% to 1.26%.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2010 and 2009.

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2010	2009	Amount	%
NONINTEREST INCOME
Service charges	$1,258	$1,177	$81	6.9%
Investment advisory and trust income	1,369	1,224	145	11.8%
Insurance income	3,173	3,384	(211)	-6.2%
Investment banking income	301	104	197	189.4%
Other income	784	232	552	237.9%
Total noninterest income	$6,885	$6,121	$764	12.5%

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

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Deposit service charges increased by 6.9% for the three months ended March 31, 2010, from the comparable period in 2009. The increase is mainly due to increases in treasury management analysis fees.  The earnings credit rate applied to analysis balances has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three months ended March 31, 2010 increased $0.1 million from the same period in 2009.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.

At March 31, 2010, discretionary AUM, primarily equity securities, were $768.5 million compared to $665.6 million a year ago, an increase of approximately 15.5%.  Total AUM, including custody and advisory assets, increased by $169.5 million or 12.6% from March 31, 2009 to $1.52 billion at the end of the first quarter of 2010.

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

For the three months ended on March 31, 2010 and 2009, revenue earned from the Insurance segment is comprised of the following:

	Three months ended March 31,
	2010	2009

Wealth transfer and executive compensation	24.2%	23.7%
Benefits consulting	25.4%	26.2%
Property and casualty	48.3%	48.2%
Fee income	2.1%	1.9%
	100.0%	100.0%

Insurance income decreased by $0.2 million or 6.2% during the three months ended March 31, 2010 compared to the same period in 2009.  The decline is primarily attributed to a decline in commissions on the placement of life insurance policies in wealth transfer cases.  Income earned on the placement of life insurance policies is transactional in nature and will fluctuate based on the successful placement of a policy.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three months ended March 31, 2010 increased slightly by $0.2 million as compared to the same period in 2009.  The increase in investment banking income is primarily attributable to an increase in the number of actively engaged clients relative to the comparable prior year period.

Other Income.  Other income is comprised of loan fees, increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.5 million for the three months ended March 31, 2010, compared to the same period in 2009.  The increase is primarily attributable to earnings on equity method investments.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,	March 31,	Increase/(decrease)
(in thousands)	2010	2009	Amount	%
NONINTEREST EXPENSE
Salaries and employee benefits	$14,947	$13,838	$1,109	8.0%
Stock based compensation expense	419	407	12	2.9%
Occupancy expenses, premises and equipment	3,434	3,274	160	4.9%
Amortization of intangibles	161	169	(8)	-4.7%
FDIC and other assessments	1,240	733	507	69.2%
Other real estate owned and loan workout costs	1,283	678	605	89.2%
Impairment of goodwill	—	33,697	(33,697)	-100.0%
Net OTTI on securities recognized in earnings	199	—	199	100.0%
Loss on securities, other assets and OREO	1,224	1,359	(135)	-9.9%
Other operating expenses	3,366	3,173	(540)	-13.8%
Total noninterest expense	$26,273	$57,328	$(31,055)	-54.2%

Salaries and Employee Benefits.  Salaries and employee benefits for the three months ended March 31, 2010 increased $1.1 million or 8.0% over the comparable period in 2009. The increase in salaries and employee benefits is primarily attributable to the Company’s successful efforts in attracting a number of talented employees during the latter half of 2009.  Also contributing to the increase in salaries and employee benefits is an increase of $0.4 million in bonus expense as a result of management’s expectations that the Company’s financial performance will continue to improve during 2010.  Overall, the Company’s full-time equivalent employees increased to 545 at the end of the first quarter of 2010 from 537 a year earlier.

Share-based Compensation. The Company uses share-based compensation to retain existing employees and recruit new employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.2 million for the three months ended March 31, 2010 compared to the same period in 2009.   The increase in occupancy costs is a result of an increase in common area management fees and maintenance expenses.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments of the Colorado Division of Banking are based on statutory and risk classification factors.  The FDIC assessments are based on the balance of domestic deposits and the Company’s regulatory rating.  The increase of $0.5 million in FDIC and other assessments is primarily attributed to an increase in rates on standard assessments and an increase in the deposit base.

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased by $0.6 million for the three months ended March 31, 2010 compared to the same period in 2009.   These costs are directly correlated to increased levels of nonperforming assets since the first quarter of 2009, which totaled $100.0 million at March 31, 2010, compared to $52.5 million a year earlier.

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

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  The Company recorded a credit related OTTI on one private-label mortgage-backed security of $0.2 million for the three months ended March 31, 2010.  OTTI recognized during the three months ended March 31, 2009 is included in “Loss on securities, other assets, and other real estate owned” in the accompanying condensed consolidated statements of operations and comprehensive loss.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), net gains and losses on sales of other assets and security write-downs and provision expense for off-balance sheet commitments.  Other operating expenses remained relatively stable during the three months ended March 31, 2010 as compared to the same prior year period.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	Loss for the three months ended March 31,		Increase (decrease)
(in thousands)	2010	2009	2010 vs. 2009
Available for sale securities	$7	$1,297	$(1,290)
Loans held for sale	349	—	349
OREO	945	(65)	1,010
Other	(77)	127	(204)
	$1,224	$1,359	$(135)

Losses on available for sale securities of $1.3 million in the first quarter of 2009 consisted of OTTI of $0.9 million on two single issue trust preferred securities and $0.4 million on a private-label mortgage-backed security.

The $0.9 million loss on OREO in the first quarter of 2010 is comprised of $0.5 million on OREO sales and $0.4 million in valuation adjustments on OREO held.  OREO is primarily comprised of commercial, residential and land properties.  Overall, commercial properties contributed to the loss recognized during the first quarter of 2010 by $0.4 million while land properties contributed to the loss by $0.3 million.  Residential properties generated a loss of $0.2 million.

The Company recognized a gain in other assets of $0.1 million during the first quarter of 2010 compared to a loss of $0.1 million during the comparable period in 2009.  The gain recognized during the three months ended March 31, 2010 relates primarily to the sale of repossessed assets.  The loss of $0.1 million recognized during the three months ended March 31, 2009 represents a noncash intangible impairment charge resulting from an impairment analysis conducted by the Company.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Increase /
(in thousands)	2010	2009	(decrease)

Provision for loan losses	$13,820	$33,747	$(19,927)
Provision for credit losses (included in other expenses)	—	150	(150)

Total provision for loan and credit losses	$13,820	$33,897	$(20,077)

The decrease in the provision for loan and credit losses of $20.1 million from prior year period is primarily attributable to a declining trend in new problem loans.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At March 31, 2010, the allowance for loan and credit losses amounted to 4.17% of total loans, compared to 4.23% at December 31, 2009 and 3.16% at March 31, 2009.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 101.41% during the first quarter of 2010 from 97.28% at December 31, 2009.  At March 31, 2009, the ratio of allowance for loan and credit losses to nonperforming loans was 146.12%.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three months ended March 31, 2010 and 2009, the Company had net charge-offs of $17.0 million and $13.2 million, respectively.  Net charge-offs for the year ended December 31, 2009 totaled $73.6 million. Year-to-date net charge-offs of $11.6 million and $5.5 million relate to Colorado and Arizona relationships, respectively.  Overall, net charge-offs during the first quarter of 2010 are primarily concentrated within the land A&D (83%) and real estate - construction (11%) categories.

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

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Balance of allowance for loan losses at beginning of period	$75,116	$42,851	$42,851
Charge-offs:
Commercial	859	14,991	2,394
Real estate — mortgage	399	9,572	56
Land A&D	14,709	44,961	8,757
Real estate — construction	1,874	4,886	1,953
Consumer	15	2,081	81
Other	386	86	1
Total charge-offs	18,242	76,577	13,242
Recoveries:
Commercial	554	1,989	3
Real estate — mortgage	7	78	1
Land A&D	536	783	—
Real estate — construction	—	121	—
Consumer	111	36	—
Other	1	20	1
Total recoveries	1,209	3,027	5
Net (charge-offs)	(17,033)	(73,550)	(13,237)
Provision for loan losses charged to operations	13,820	105,815	33,747
Balance of allowance for loan losses at end of period	$71,903	$75,116	$63,361

Balance of allowance for credit losses at beginning of period	$155	$259	$259
Provision for credit losses charged to operations	—	(104)	150
Balance of allowance for credit losses at end of period	$155	$155	$409

Total provision for loan and credit losses charged to operations	$13,820	$105,711	$33,897

Ratio of net charge-offs to average loans	0.97%	3.78%	0.65%

Average loans outstanding during the period	$1,754,384	$1,948,120	$2,025,349

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2010	2009	2009
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$2,054	$509	$522
Nonaccrual loans:
Commercial	19,087	12,696	8,765
Real estate - mortgage	15,889	18,832	5,068
Land A&D	23,559	34,033	13,558
Real estate - construction	9,531	9,632	15,692
Consumer and other	937	3,496	38
Total nonaccrual loans	69,003	78,689	43,121
Total nonperforming loans	71,057	79,198	43,643
OREO and repossessed assets	28,951	25,318	8,879
Total nonperforming assets	$100,008	$104,516	$52,522

Allowance for loan losses	$71,903	$75,116	$63,361
Allowance for credit losses	155	155	409
Allowance for loan and credit losses	$72,058	$75,271	$63,770
Ratio of nonperforming assets to total assets	4.13%	4.24%	2.00%
Ratio of nonperforming loans to total loans	4.11%	4.44%	2.16%
Ratio of nonperforming loans and OREO to total loans and OREO	5.69%	5.78%	2.59%
Ratio of allowance for loan and credit losses to total loans	4.17%	4.23%	3.16%
Ratio of allowance for loan and credit losses to nonperforming loans	101.41%	97.28%	146.12%

Of the total nonperforming assets balance of $100.0 million, 58% and 42% relate to Colorado and Arizona credits, respectively.  Nonperforming loans are concentrated primarily within the land A&D (34%), commercial (28%), and real estate - mortgage (23%) categories.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A valuation analysis of the Company’s operating segments was performed at March 31, 2009 in order to evaluate possible impairment of goodwill and other intangible assets.  The analysis indicated there was impairment and a noncash pretax charge of $33.7 million was recorded during the first quarter of 2009.  Goodwill was allocated to the operating segments based on expected synergies between the segments and each operating segment was impacted by the impairment charge. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2010	2009	Amount	%
Income Statement
Net interest income	$25,471	$27,809	$(2,338)	(8)%
Provision for loan losses	11,361	33,747	(22,386)	(66)%
Noninterest income	2,396	1,929	467	24%
Noninterest expense	8,779	8,142	637	8%
Impairment of goodwill	—	15,348	(15,348)	(100)%
Provision (benefit) for income taxes	2,503	(4,813)	7,316	152%
Net income (loss) before management fees and overhead	5,224	(22,686)	27,910	123%
Management fees and overhead allocations, net of tax	6,076	5,105	971	19%
Net loss	$(852)	$(27,791)	$26,939	97%

Other information
Full-time equivalent employees	412.8	400.5

Net loss from the Commercial Banking segment for the quarter ending March 31, 2010 was $0.9 million, an improvement of $26.9 million compared to the same period in 2009. The improvement was primarily the result of lower provision for loan losses and the prior year period goodwill impairment charge.  Net interest income declined by $2.3 million or approximately 8% and was the result of a $271.0 million decline in average loans outstanding offset slightly by lower rates paid on interest-bearing liabilities.

Noninterest income increased $0.5 million compared to the year-earlier period, largely relating to higher returns from private equity investments of $0.3 million during the quarter and higher loan fees and deposit charges of $0.2 million.  Noninterest expense rose during the quarter by $0.6 million to $8.8 million compared to $8.1 million in the year-earlier period.  The change in noninterest expense was attributed to higher personnel costs, a result of the hiring of banking and management talent from competing banks in the second half of 2009, higher FDIC costs and higher problem loan workout costs offset in part by a decrease in securities losses.

Investment Banking.

	Investment Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2010	2009	Amount	%
Income Statement
Net interest income	$1	$3	$(2)	(67)%
Noninterest income	301	104	197	189%
Noninterest expense	976	916	60	7%
Impairment of goodwill	—	2,230	(2,230)	(100)%
Provision (benefit) for income taxes	(271)	(1,755)	1,484	85%
Net income (loss) before management fees and overhead	(403)	(1,284)	881	69%
Management fees and overhead allocations, net of tax	41	38	3	8%
Net loss	$(444)	$(1,322)	$878	66%

Other information
Full-time equivalent employees	21.9	20.80

Net loss from the Investment Banking segment for the quarter ending March 31, 2010 was $0.4 million, an improvement of $0.8 million compared to the same period in 2009 and largely a function of the 2009 goodwill impairment and related tax impact. Business conditions for the segment remain challenging.  Operating results of the segment have not improved since March 2009.  Over this time, merger and acquisition (M&A) participants put deals on hold as potential sellers were dissatisfied with lower trending valuations and potential buyers uncertain about the economic outlook. However, the segment has a diversified backlog of transactions and the number of engaged deals improved during the first quarter of 2010.

Management expects deal volume and valuation multiples in the middle-market to improve throughout 2010. Management also believes the outlook for the segment is improving as there is a substantial supply of businesses considering transactions as baby-boomers begin to consider their exit strategies in anticipation of retirement.

Investment Advisory and Trust.

	Investment Advisory and Trust
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2010	2009	Amount	%
Income Statement
Net interest income	$(9)	$—	$(9)	(100)%
Noninterest income	1,369	1,224	145	12%
Noninterest expense	1,398	1,655	(257)	(16)%
Impairment of goodwill	—	3,081	(3,081)	(100)%
Provision (benefit) for income taxes	(15)	(153)	138	90%
Net income (loss) before management fees and overhead	(23)	(3,359)	3,336	99%
Management fees and overhead allocations, net of tax	135	111	24	22%
Net loss	$(158)	$(3,470)	$3,312	95%

Other information
Full-time equivalent employees	31.6	34.00

Net loss from the Investment Advisory and Trust segment for the quarter ending March 31, 2010 was $0.2 million, an improvement of $3.3 million compared to the same period in 2009 and largely a function of the 2009 goodwill impairment, a majority of which was nondeductible for tax purposes.

Revenues of the segment are primarily a function of the value of assets under management.  Discretionary AUM were $768.5 million at March 31, 2010, an increase of $102.9 million or 15.5% compared to the year earlier period. This increase resulted in revenue gains of approximately 12% for the quarter compared to the first quarter of 2009. Total AUM, including custody and advisory assets, were $1.52 billion (including a very significant advisory client base on which we receive an hourly consulting fee, as opposed to a basis-point-fee on AUM).

The severe decline in broader equity markets in late 2008 and early 2009 negatively impacted the segment’s AUM levels. Equity gains since the first quarter of 2009 have reversed a considerable portion of market losses yet AUM for the segment remains significantly lower than peak discretionary AUM of $963.2 million at December 31, 2007.

Insurance.

	Insurance
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2010	2009	Amount	%
Income Statement
Net interest income	$(3)	$(2)	$(1)	(50)%
Noninterest income	3,173	3,384	(211)	(6)%
Noninterest expense	3,255	3,474	(219)	(6)%
Impairment of goodwill	—	13,038	(13,038)	-100%
Provision (benefit) for income taxes	(26)	(24)	(2)	(8)%
Net income (loss) before management fees and overhead	(59)	(13,106)	13,047	100%
Management fees and overhead allocations, net of tax	121	114	7	6%
Net loss	$(180)	$(13,220)	$13,040	99%

Other information
Full-time equivalent employees	78.5	80.90

Net loss from the Insurance segment for the quarter ending March 31, 2010 was $0.2 million, an improvement of $13.0 million compared to the same period in 2009 and primarily a function of the 2009 goodwill impairment, a majority of which was nondeductible. Noninterest income fell $0.2 million during the quarter to $3.2 million across all three business lines within the unit: Wealth Transfer, Employee Benefits and P&C. Declines were offset in part by better than expected bonus income associated with Wealth Transfer. Noninterest expense was down by $0.2 million, primarily related to salary, benefit and commissions costs.

Revenues from the Wealth Transfer division come from two sources, upfront commissions received on the sale of whole life insurance products used to accomplish estate planning objectives and recurring renewal revenues on those products.  The majority of Wealth Transfer revenues have historically come from first year sales commissions which are transactional by nature and not recurring.  Over the past several quarters these revenues have been lower than historical standards due broader economic uncertainties.  Additionally, whole life products generally require large, up-front cash premiums and potential clients have hesitated to make the investment.  Management believes these fears will subside as the recovery takes hold and longer-term outlooks become more certain.

Conversely, Employee Benefit and P&C revenues have been more stable from period to period and have a recurring revenue stream.  Employee Benefits sales commissions have faced pressure in recent quarters as their clients have responded to the economy by reducing headcount and limiting coverages.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists and as clients have changed limits and their revenues, payrolls and property valuations have declined.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2010:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$2,433	$—	$—	$—	$2,433
Securities sold under agreements to repurchase (1)	142,944	—	—	—	142,944
Operating lease obligations	4,911	9,787	7,783	9,591	32,072
Long-term debt obligations (2)	6,012	12,022	29,953	120,087	168,074
Preferred Stock, Series B dividend (3)	3,223	6,445	66,795	—	76,463
Supplemental executive retirement plan	—	—	—	3,076	3,076
Total contractual obligations	$159,523	$28,254	$104,531	$132,754	$425,062

(1) Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2) Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 8 to the Condensed Consolidated Financial Statements. Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 7 to the Condensed Consolidated Financial Statements) then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year”, $12.0 million due “After one but within three years”, $9.0 million due “After three but within five years” and $47.9 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings.  At March 31, 2010, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2010, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$376,419	$86,389	$28,268	$6,322	$497,398
Standby letters of credit	55,443	2,161	220	—	57,824
Commercial letters of credit	181	—	—	—	181
Unfunded commitments for unconsolidated investments	2,180	—	—	—	2,180
Company guarantees	1,161	—	—	—	1,161
Total commitments	$435,384	$88,550	$28,488	$6,322	$558,744

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

Approximately $26.7 million of total commitments at March 31, 2010, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at March 31, 2010 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. Our liquidity management objective is to ensure our ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, debt payments, expenses of its operations and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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

Available funding through correspondent lines at March 31, 2010, totaled $536.1 million, which represents 24.1% of the Company’s earning assets.  Available funding is comprised of $232.6 million in available federal funds purchased lines and $303.5 million in FHLB borrowing capacity. In addition, the Company had $103.8 million in securities available to be pledged for collateral for additional FHLB borrowings at March 31, 2010.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $44.0 million at March 31, 2010, compared to $47.6 million at December 31, 2009.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 99.9% and 99.5% of our total deposits at March 31, 2010 and December 31, 2009, respectively.  Our loan portfolio decreased by $54.8 million from December 31, 2009 to $1.7 billion at March 31, 2010.  The Company’s loan to core deposit ratio decreased to 89% at March 31, 2010, from 91% at December 31, 2009.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to reduce its wholesale borrowings (short-term borrowings and brokered CDs) to $3.8 million at March 31, 2010 compared to $10.6 million at December 31, 2009.  Wholesale borrowings have considerably decreased within the last twelve month period by $608.8 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB. At December 31, 2009, the Bank has approved unsecured federal funds purchase lines with nine correspondent banks with an aggregate credit line of $235.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2009, the Company’s aggregate correspondent credit lines decreased by $15.0 million.  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2010, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2010, the holding company had a liquidity position that provides for approximately four years of liquidity.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  At March 31, 2010, shareholders’ equity totaled $224.5 million, a $6.0 million decrease from December 31, 2009.  The decrease was primarily due to a net loss of $4.7 million; dividends paid on preferred stock of $0.8 million; dividends paid on common stock of $0.4 million; and a decrease of $0.7 million in other comprehensive income resulting primarily from unrealized losses on derivatives.  The aforementioned decreases were offset $0.4 million in stock-based compensation expense and $0.2 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity.

We currently anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to sustain its ability to raise adequate capital through one of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2010, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.1%, and Total Capital ratio of 11.4%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2010, was 13.4%, and its Total Capital ratio 15.8%. Total Risk-Based Capital for the consolidated company decreased by $15.3 million during the first quarter of 2010 primarily as a result of an increase of $9.5 million in the disallowed deferred tax asset.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

•	Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.
•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.
•	The risks identified under “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2009.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2010, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

COBIZ FINANCIAL INC.

Date:	May 7, 2010	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	May 7, 2010	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer