Form 10-Q
period 2010-06-30
COBIZ FINANCIAL INC
filed 2010-07-30
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

There were 36,823,999 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 28, 2010.

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2010	2009
Assets
Cash and due from banks	$29,427	$28,986
Interest bearing deposits and federal funds sold	78,476	18,651
Total cash and cash equivalents	107,903	47,637

Investment securities available for sale (cost of $517,876 and $517,192, respectively)	532,013	529,205
Investment securities held to maturity (fair value of $285 and $308, respectively)	277	302
Other investments - at cost	16,289	16,473
Total investments	548,579	545,980
Loans, net of allowance for loan losses of $67,961 and $75,116, respectively	1,619,878	1,705,750
Loans held for sale	189	1,820
Intangible assets, net of amortization of $4,230 and $3,909, respectively	4,440	4,910
Bank-owned life insurance	35,181	34,560
Premises and equipment, net of depreciation of $27,998 and $26,831, respectively	8,231	8,203
Accrued interest receivable	8,200	8,184
Deferred income taxes, net	31,626	29,654
Other real estate owned - net of valuation allowance of $3,986 and $804, respectively	30,912	25,182
Other assets	62,940	54,135
TOTAL ASSETS	$2,458,079	$2,466,015

Liabilities
Deposits
Demand	$583,052	$542,768
NOW and money market	728,336	708,445
Savings	9,568	10,552
Eurodollar	108,864	107,500
Certificates of deposits	536,624	599,568
Total deposits	1,966,444	1,968,833
Securities sold under agreements to repurchase	151,623	139,794
Other short-term borrowings	—	240
Accrued interest and other liabilities	28,439	32,418
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,239,656	2,234,435

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 and 64,450 issued and outstanding, respectively ($1,000 per share liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 36,823,999 and 36,723,853 issued and outstanding, respectively	366	365
Additional paid-in capital	224,177	222,609
Accumulated deficit	(13,621)	(2,543)
Accumulated other comprehensive income, net of income tax of $4,478 and $6,142, respectively	7,304	10,019
TOTAL SHAREHOLDERS’ EQUITY	218,227	230,451
Noncontrolling interest	196	1,129
TOTAL EQUITY	218,423	231,580
TOTAL LIABILITIES AND EQUITY	$2,458,079	$2,466,015

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$23,773	$26,768	$47,773	$53,939
Interest and dividends on investment securities:
Taxable securities	5,300	5,924	11,048	12,130
Nontaxable securities	14	25	35	50
Dividends on securities	128	103	259	208
Federal funds sold and other	43	21	62	48
Total interest income	29,258	32,841	59,177	66,375
INTEREST EXPENSE:
Interest on deposits	3,283	5,004	6,993	9,941
Interest on short-term borrowings and securities sold under agreement to repurchase	301	491	608	1,269
Interest on subordinated debentures	1,501	1,120	2,650	2,360
Total interest expense	5,085	6,615	10,251	13,570
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,173	26,226	48,926	52,805
Provision for loan losses	10,444	35,249	24,264	68,996
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	13,729	(9,023)	24,662	(16,191)
NONINTEREST INCOME:
Service charges	1,269	1,248	2,527	2,425
Investment advisory and trust income	1,457	1,308	2,826	2,532
Insurance income	3,529	2,795	6,702	6,179
Investment banking income	1,789	399	2,090	503
Other income	1,709	2,285	2,493	2,517
Total noninterest income	9,753	8,035	16,638	14,156
NONINTEREST EXPENSE:
Salaries and employee benefits	15,055	13,492	30,421	27,737
Occupancy expenses, premises and equipment	3,412	3,288	6,846	6,562
Amortization of intangibles	160	169	321	338
FDIC and other assessments	1,321	2,153	2,561	2,886
Other real estate owned and loan workout costs	1,943	778	3,226	1,456
Impairment of goodwill	—	—	—	33,697
Net other than temporary impairment losses on securities recognized in earnings	110	286	309	286
Loss on securities, other assets and other real estate owned	3,938	1,406	5,162	2,765
Other	3,512	2,701	6,878	5,874
Total noninterest expense	29,451	24,273	55,724	81,601
LOSS BEFORE INCOME TAXES	(5,969)	(25,261)	(14,424)	(83,636)
BENEFIT FOR INCOME TAXES	(2,721)	(9,740)	(6,157)	(20,668)
NET LOSS	(3,248)	(15,521)	(8,267)	(62,968)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(521)	(290)	(199)	208
NET LOSS AFTER NONCONTROLLING INTEREST	$(3,769)	$(15,811)	$(8,466)	$(62,760)

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(1,984)	6,285	(2,715)	6,283
COMPREHENSIVE LOSS	$(5,753)	$(9,526)	$(11,181)	$(56,477)

LOSS PER SHARE:
Basic	$(0.13)	$(0.72)	$(0.28)	$(2.79)
Diluted	$(0.13)	$(0.72)	$(0.28)	$(2.79)

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,267)	$(62,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization on investment securities	703	262
Depreciation and amortization	1,995	2,199
Amortization of net loan fees	(100)	(610)
Provision for loan and credit losses	24,264	68,996
Stock-based compensation	856	818
Federal Home Loan Bank stock dividend	(141)	(103)
Deferred income taxes	(364)	(14,232)
Excess tax (benefit) deficit from stock-based compensation	(1)	63
Increase in cash surrender value of bank-owned life insurance	(621)	(563)
Supplemental executive retirement plan	312	85
Impairment of goodwill	—	33,697
Loss on securities, other assets and other real estate owned	5,471	3,051
Other operating activities, net	(310)	131
Changes in operating assets and liabilities:
Restricted cash	(5,006)	—
Accrued interest and other liabilities	4,445	(496)
Accrued interest receivable	(16)	321
Other assets	(4,029)	(3,272)

Net cash provided by operating activities	19,191	27,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(549)	(356)
Proceeds from other investments	1,959	7,525
Purchases of investment securities available for sale	(168,102)	(9,300)
Proceeds from sale of investment securities available for sale	688	393
Maturities of investment securities available for sale	149,965	46,889
Maturities of investment securities held to maturity	24	20
Deferred payments and cash paid in earn-outs, net	—	(375)
Net proceeds from sale of loans and other real estate owned	17,497	4,845
Loan originations and repayments, net	35,137	13,878
Purchase of premises and equipment	(1,705)	(1,495)
Other investing activities, net	1	(175)

Net cash provided by investing activities	34,915	61,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	60,555	(4,268)
Net increase (decrease) in certificates of deposits	(62,944)	123,853
Net decrease in short-term borrowings	(240)	(190,027)
Net increase (decrease) in securities sold under agreements to repurchase	11,829	(14,520)
Proceeds from issuance of common stock, net	464	288
Dividends paid on common stock	(734)	(1,870)
Dividends paid on preferred stock	(1,611)	(1,307)
Excess tax benefit (deficit) from stock-based compensation	1	(63)
Net distribution to noncontrolling interests	(1,160)	(541)
Other financing activities, net	—	(52)

Net cash provided by (used in) financing activities	6,160	(88,507)

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,266	721
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,637	45,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,903	$46,210

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz ACMG, Inc.; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; Financial Designs Ltd. (FDL); and Wagner Investment Management, Inc. (Wagner), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

On July 1, 2010,  the Company merged Wagner into ACMG and renamed the entity CoBiz Investment Management, LLC.  In conjunction with this transaction, CoBiz ACMG, Inc. was renamed CoBiz IM, Inc.

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

3.                                      Loss per Common Share and Dividends Declared per Common Share

Loss per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  However, the impact of these shares is not included in the common shareholder basic loss per share for the three and six months ended June 30, 2010 and 2009 because the effect of including those shares would be anti-dilutive due to the net loss in those periods.  The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share amounts)	2010	2009	2010	2009

Net loss attributable to CoBiz Financial Inc.	$(3,769)	$(15,811)	$(8,466)	$(62,760)
Preferred stock dividends	(940)	(932)	(1,878)	(1,862)
Net loss available to common shareholders	$(4,709)	$(16,743)	$(10,344)	$(64,622)

Distributed earnings (1)	$—	$—	$—	$—
Undistributed loss	(4,709)	(16,743)	(10,344)	(64,622)
Loss allocated to common stock	$(4,709)	$(16,743)	$(10,344)	$(64,622)

(1) Dividends paid during the three and six months ended June 30, 2010 and 2009 were not considered current period distributions.

Weighted average common shares - issued	36,784,597	23,425,797	36,756,486	23,413,347
Average nonvested restricted share awards	(257,230)	(231,743)	(254,479)	(229,262)
Weighted average common shares outstanding - basic	36,527,367	23,194,054	36,502,007	23,184,085
Effect of dilutive stock options outstanding	—	—	—	—
Weighted average common shares outstanding - diluted	36,527,367	23,194,054	36,502,007	23,184,085

Basic earnings per share	$(0.13)	$(0.72)	$(0.28)	$(2.79)
Diluted earnings per share	$(0.13)	$(0.72)	$(0.28)	$(2.79)
Dividends declared per share	$0.01	$—	$0.02	$0.08

For the three and six months ended June 30, 2010, 3,753,965 and 3,691,437 weighted shares outstanding, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.  For the three and six months ended June 30, 2009, 3,455,117 and 3,286,860 weighted shares outstanding, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive income (loss) for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $241 and $354 for the three months ended June 30 and $448 and $1,651 for the six months ended June 30	$1,572	$6,186	$1,934	$8,830

Change in OTTI-related component of unrealized gain	102	199	190	199

Unrealized (loss) gain on derivative securities, net of reclassification to operations of $(164) and $703 for the three months ended June 30 and $(128) and $1,530 for the six months ended June 30	(4,874)	3,752	(6,503)	1,105

Tax benefit (expense) related to items of other comprehensive income	1,216	(3,852)	1,664	(3,851)
Other comprehensive income (loss), net of tax	$(1,984)	$6,285	$(2,715)	$6,283

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$311,993	$14,129	$2,497	$323,625	$391,394	$14,630	$3,111	$402,913
U.S. Government Agencies	114,738	775	6	115,507	56,733	4	284	56,453
Trust preferred securities	40,202	1,295	608	40,889	34,950	1,236	1,405	34,781
Corporate debt securities	49,194	1,144	117	50,221	31,706	991	56	32,641
Municipal securities	1,749	22	—	1,771	2,409	26	18	2,417

	$517,876	$17,365	$3,228	$532,013	$517,192	$16,887	$4,874	$529,205

Held to maturity securities — Mortgage-backed securities	$277	$8	$—	$285	$302	$6	$—	$308

The amortized cost and estimated fair value of investments in debt securities at June 30, 2010, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$10,716	$11,070	$—	$—
Due after one year through five years	133,089	134,101	—	—
Due after five years through ten years	21,876	22,326	—	—
Due after ten years	40,202	40,891	—	—
Mortgage-backed securities	311,993	323,625	277	285

	$517,876	$532,013	$277	$285

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At June 30, 2010, 96% of the total unrealized loss of $3.2 million is comprised of mortgage-backed and trust preferred securities.  The mortgage-backed securities (MBS) in a loss position consist primarily of three private-label securities.  The Company has recognized other-than-

temporary impairments (OTTI) of $1.6 million on these securities, including $0.1 million and $0.3 million recognized during the three and six months ended June 30, 2010, respectively.  The trust preferred securities (TPS) are all single entity issues that continue to pay their regularly scheduled dividend payments.  The Company recorded an OTTI of $0.1 million during the second quarter of 2010 on one TPS that the Company intends to sell.

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

The Company has determined there were no OTTI associated with the 18 securities noted within the table below at June 30, 2010.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$—	$—	$2,191	$2,497	$2,191	$2,497
U.S. Government Agencies	15,015	6	—	—	15,015	6
Trust preferred securities	5,950	129	3,897	479	9,847	608
Corporate debt securities	10,503	117	—	—	10,503	117
Municipal securities	—	—	—	—		—

Total	$31,468	$252	$6,088	$2,976	$37,556	$3,228

The following table presents a roll-forward of the credit loss component of OTTI on securities recognized in earnings during the three and six months ended June 30, 2010. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The credit component of OTTI recognized in earnings during the second quarter of 2010 is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

	For the three months ended	For the six months ended
(in thousands)	June 30, 2010	June 30, 2010
Beginning Balance	$1,530	1,331

Additions (1):
Additional credit impairment	110	309

Ending Balance	$1,640	$1,640

(1) Excludes OTTI on investments we intend to sell.

During the second quarter of 2010, the Company recognized a credit-related OTTI in earnings on one private-label MBS.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings at June 30, 2010.

Inputs at June 30, 2010
Prepayment speed (CPR) (1)	10.0%
Default rate (CDR) (2)	9.9%
Severity (3)	48.5%

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at June 30, 2010 and December 31, 2009, consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Bank stocks — at cost	$14,117	$14,300
Investment in statutory trusts — equity method	2,172	2,173

	$16,289	$16,473

6.                                      Intangible Assets

At June 30, 2010 and December 31, 2009, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2009	$4,758	$3	$149	$4,910
Impairment loss	—	—	(149)	(149)
Amortization	(319)	(2)	—	(321)
June 30, 2010	$4,439	$1	$—	$4,440

In conjunction with the merger of Wagner into ACMG, an impairment charge of $0.1 million was recognized on the tradename intangible asset which has ceased to be used by the Company at June 30, 2010. The tradename impairment is included in the “Net loss on securities, other assets and other real estate owned” line on the accompanying condensed consolidated statements of operations.

Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.3 million to be recognized for the remaining six months of fiscal 2010) is estimated in the following table.

(in thousands)
2011	$638
2012	638
2013	426
2014	316
2015	300
Total	$2,318

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

	Asset derivatives			Liability derivatives
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2010	2009	classification	2010	2009

Derivatives designated as hedging instruments under ASC 815:				Accrued interest
Interest rate swaps	Other assets	$895	$4,202	and other liabilities	$3,251	$55

Derivatives not designated as hedging instruments under ASC 815:				Accrued interest
Interest rate swaps	Other assets	$5,386	$3,495	and other liabilities	$5,851	$3,623

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that are effective for interest payments starting in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have contractual lives ranging between five and 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged	Notional	Fixed	Termination
item	(in thousands)	rate	date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

In addition to the cash flow hedges in the table above, the Company had 4 interest rate swaps with an aggregate notional amount of $40.0 million designated as cash flow hedges of interest rate risk at June 30, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $0.8 million will be reclassified as an increase to interest income and $1.9 million will be reclassified as a increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At June 30, 2010, the Company had 55 interest rate swaps with an aggregate notional amount of $126.4 million related to this program.  During the three and six months ended June 30, 2010, the Company recognized net losses of $0.3 million related to changes in fair value of these swaps.  During the three and six months ended June 30, 2009, the Company recognized net gains of $0.3 million and $0.4 million, respectively, related to changes in fair value of these swaps.  The gains and losses arising from changes in the fair value of these swaps are included  in “Other income” in the accompanying condensed consolidated statements of operations.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and six months ended June 30, 2010 and 2009.

	Gain (loss) recognized in OCI		Gain (loss) recognized in OCI
	(effective portion)		(effective portion)
	for the three months ended June 30,		for the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Cash flow hedges
Interest rate swap	$(4,874)	$3,752	$(6,503)	$1,105

	Gain (loss) reclassified from accumulated OCI		Gain reclassified from accumulated OCI
	into earnings (effective portion)		into earnings (effective portion)
	for the three months ended June 30,		for the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Cash flow hedges
Interest rate swap	$(164)	$703	$128	$1,530

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

At June 30, 2010 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.3 million against its obligations under these agreements.  At June 30, 2010, the Company was not in default with any of its debt covenants.

8.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at June 30, 2010 is as follows:

(in thousands)	At June 30, 2010	Original interest rate	Effective interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	Fixed 6.04%	September 17, 2033	September 17, 2010
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	Fixed 5.99%	July 23, 2034	July 23, 2010
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	Fixed 5.02%	September 30, 2035	September 30, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 7 to the Condensed Consolidated Financial Statements.

9.                                Share-Based Compensation Plans

During the three and six months ended June 30, 2010, the Company recognized compensation expense (net of estimated forfeitures) of $0.4 million and $0.9 million, respectively, for share-based compensation awards for which the requisite service was rendered in the period as compared to $0.4 million and $0.8 million for the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the six months ended June 30, 2010.

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2009	2,522,243	$13.26
Granted	355,248	7.30
Exercised	(41,412)	5.45
Forfeited	(85,682)	9.73

Outstanding — June 30, 2010	2,750,397	$12.72

Exercisable — June 30, 2010	1,931,568	$14.85

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 was $3.19.

The following table summarizes changes in stock awards for the six months ended June 30, 2010.

		Weighted average
		grant date
	Shares	fair value
Nonvested — December 31, 2009	257,050	$6.84
Granted	17,342	6.85
Vested	(12,384)	7.33
Forfeited	(1,500)	6.87

Nonvested — June 30, 2010	260,508	$6.82

At June 30, 2010, there was $3.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.4 years.

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

	Three months ended June 30, 2010
(in thousands)	Commercial Banking	Investment Banking	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$28,910	$2	$—	$—	$346	$29,258
Total interest expense	3,650	—	18	3	1,414	5,085
Net interest income	25,260	2	(18)	(3)	(1,068)	24,173
Provision for loan losses	8,326	—	—	—	2,118	10,444
Net interest income (loss) after provision	16,934	2	(18)	(3)	(3,186)	13,729
Noninterest income	2,343	1,789	1,457	3,529	635	9,753
Noninterest expense	11,774	1,179	1,622	3,243	11,633	29,451
Income (loss) before income taxes	7,503	612	(183)	283	(14,184)	(5,969)
Provision (benefit) for income taxes	2,665	245	(77)	115	(5,669)	(2,721)
Net income (loss) before management fees and overhead allocations	$4,838	$367	$(106)	$168	$(8,515)	$(3,248)
Management fees and overhead allocations, net of tax	6,043	41	166	128	(6,378)	—
Net income (loss)	(1,205)	326	(272)	40	(2,137)	(3,248)
Noncontrolling interest	—	—	—	—	(521)	(521)
Net income (loss) after noncontrolling interest	$(1,205)	$326	$(272)	$40	$(2,658)	$(3,769)

	Six months ended June 30, 2010
(in thousands)	Commercial Banking	Investment Banking	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$58,466	$3	$—	$—	$708	$59,177
Total interest expense	7,735	—	27	6	2,483	10,251
Net interest income	50,731	3	(27)	(6)	(1,775)	48,926
Provision for loan losses	19,687	—	—	—	4,577	24,264
Net interest income (loss) after provision	31,044	3	(27)	(6)	(6,352)	24,662
Noninterest income	4,739	2,090	2,826	6,702	281	16,638
Noninterest expense	20,553	2,155	3,020	6,498	23,498	55,724
Income (loss) before income taxes	15,230	(62)	(221)	198	(29,569)	(14,424)
Provision (benefit) for income taxes	5,168	(26)	(92)	89	(11,296)	(6,157)
Net income (loss) before management fees and overhead allocations	$10,062	$(36)	$(129)	$109	$(18,273)	$(8,267)
Management fees and overhead allocations, net of tax	12,119	82	301	249	(12,751)	—
Net loss	(2,057)	(118)	(430)	(140)	(5,522)	(8,267)
Noncontrolling interest	—	—	—	—	(199)	(199)
Net loss after noncontrolling interest	$(2,057)	$(118)	$(430)	$(140)	$(5,721)	$(8,466)

At June 30, 2010
Balance Sheet
Total Assets	$2,421,348	$2,401	$3,230	$11,622	$19,478	$2,458,079

	Three months ended June 30, 2009
(in thousands)	Commercial Banking	Investment Banking	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$32,820	$1	$—	$—	$20	$32,841
Total interest expense	5,490	—	3	4	1,118	6,615
Net interest income	27,330	1	(3)	(4)	(1,098)	26,226
Provision for loan losses	35,249	—	—	—	—	35,249
Net interest income (loss) after provision	(7,919)	1	(3)	(4)	(1,098)	(9,023)
Noninterest income	2,773	399	1,308	2,795	760	8,035
Noninterest expense	10,323	955	1,698	2,966	8,331	24,273
Loss before income taxes	(15,469)	(555)	(393)	(175)	(8,669)	(25,261)
Benefit for income taxes	(4,768)	(209)	(152)	(63)	(4,548)	(9,740)
Net loss before management fees and overhead allocations	$(10,701)	$(346)	$(241)	$(112)	$(4,121)	$(15,521)
Management fees and overhead allocations, net of tax	3,107	30	84	90	(3,311)	—
Net loss	(13,808)	(376)	(325)	(202)	(810)	(15,521)
Noncontrolling interest	—	—	—	—	(290)	(290)
Net loss after noncontrolling interest	$(13,808)	$(376)	$(325)	$(202)	$(1,100)	$(15,811)

	Six months ended June 30, 2009
(in thousands)	Commercial Banking	Investment Banking	Investment Advisory and Trust	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$66,328	$4	$—	$—	$43	$66,375
Total interest expense	11,189	—	3	6	2,372	13,570
Net interest income	55,139	4	(3)	(6)	(2,329)	52,805
Provision for loan losses	68,996	—	—	—	—	68,996
Net interest income (loss) after provision	(13,857)	4	(3)	(6)	(2,329)	(16,191)
Noninterest income	4,702	503	2,532	6,179	240	14,156
Noninterest expense	18,465	1,871	3,353	6,440	17,775	47,904
Impairment of goodwill	15,348	2,230	3,081	13,038	—	33,697
Loss before income taxes	(42,968)	(3,594)	(3,905)	(13,305)	(19,864)	(83,636)
Benefit for income taxes	(9,581)	(1,964)	(305)	(87)	(8,731)	(20,668)
Net loss before management fees and overhead allocations	$(33,387)	$(1,630)	$(3,600)	$(13,218)	$(11,133)	$(62,968)
Management fees and overhead allocations, net of tax	8,212	68	195	204	(8,679)	—
Net income loss	(41,599)	(1,698)	(3,795)	(13,422)	(2,454)	(62,968)
Noncontrolling interest	—	—	—	—	208	208
Net loss after noncontrolling interest	$(41,599)	$(1,698)	$(3,795)	$(13,422)	$(2,246)	$(62,760)

At June 30, 2009
Balance Sheet
Total Assets	$2,499,768	$3,937	$5,504	$15,917	$15,707	$2,540,833

11.                               Fair Value Measurements

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

Available for sale securities — At June 30, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three and six months ended June 30, 2010, the Company recognized credit related OTTI of $0.1 million and $0.3 million, respectively.  In addition, the Company recorded an OTTI of $0.1 million during the three and six months ended June 30, 2010, related to a TPS that the Company intends to sell.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

Derivative financial instruments — The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates, and discount rates.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at June 30, 2010.

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

The following tables present the Company’s assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$323,625	$—	$321,452	$2,173
U.S. Government Agencies	115,507	—	115,507	—
Trust preferred securities	40,889	32,915	7,974	—
Corporate debt securities	50,221	—	50,221	—
Municipal securities	1,771	—	1,771	—
Total available for sale securities	$532,013	$32,915	$496,925	$2,173

Derivatives:
Cash flow hedge - interest rate swap	$895	$—	$895	$—
Reverse interest rate swap	5,386	—	5,386	—
Total derivative assets	$6,281	$—	$6,281	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$3,251	$—	$3,251	$—
Reverse interest rate swap	5,851	—	5,851	—
Total derivative liabilities	$9,102	$—	$9,102	$—

		Fair value measurements using:
(in thousands)	Balance at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$402,913	$—	$400,540	$2,373
U.S. Government Agencies	56,453	—	56,453	—
Trust preferred securities	34,781	28,931	5,850	—
Corporate debt securities	32,641	—	32,641	—
Municipal securities	2,417	—	2,417	—
Total available for sale securities	$529,205	$28,931	$497,901	$2,373

Derivatives:
Cash flow hedge - interest rate swap	$4,202	$—	$4,202	$—
Reverse interest rate swap	3,495	—	3,495	—
Total derivative assets	$7,697	$—	$7,697	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$55	$—	$55	$—
Reverse interest rate swap	3,623	—	3,623	—
Total derivative liabilities	$3,678	$—	$3,678	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

Investment securities available for sale (in thousands)	For the three months ended June 30, 2010	For the six months ended June 30, 2010
Beginning Balance	$2,405	$2,373
Realized loss on OTTI	(110)	(309)
Paydowns	(252)	(387)
Net accretion (amortization)	42	72
Unrealized gain included in comprehensive income	88	424

Ending Balance	$2,173	$2,173

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following tables present the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
(in thousands)	Balance at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans (impaired)	$51,787	$—	$—	$51,787
Loans held for sale	189	—	—	189

	Fair value measurements using:
(in thousands)	Balance at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans (impaired)	$62,972	$—	$872	$62,100
Loans held for sale	1,820	—	—	1,820

During the six months ended June 30, 2010, the Company recorded a provision for loan losses of $24.3 million and charged-off $28.5 million of impaired loans.  The Company also charged-off $5.8 million on loans transferred at fair value to held for sale.

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

Intangible assets — Intangible assets consist of a nonamortizing trade name that was initially recorded at fair value.  Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
(in thousands)	Balance at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total loss for the six months ended June 30, 2010
OREO	$32,539	$—	$—	$32,539	$(4,596)
Tradename	—	—	—	—	(149)

	Fair value measurements using:
(in thousands)	Balance at December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total loss for the year ended December 31, 2009
Goodwill	$—	$—	$—	$—	$(46,160)
Tradename	149	—	—	149	(120)
OREO	26,507	—	—	26,507	(3,292)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

(in thousands)	At June 30, 2010	At December 31, 2009
OREO recorded at fair value	$32,539	$26,507
Estimated selling costs	(1,627)	(1,325)
OREO	$30,912	$25,182

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the six months ended June 30, 2010:

(in thousands)		OREO
At December 31, 2009		$25,182
Foreclosed loans	21,654
Charge-offs	(5,677)
Transferred in		15,977
OREO sales		(5,651)
Net loss on sale and valuation adjustments		(4,596)
At June 30, 2010		30,912
Estimated selling costs		1,627
OREO recorded at fair value		$32,539

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, the Company performed an impairment test on a tradename intangible asset during the second quarter of 2010 and concluded that the Company’s decision not to use the tradename in the future was a triggering event for an impairment charge.  As a result an impairment charge of $0.1 million was included in earnings for the three and six months ended June 30, 2010.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
Cash and cash equivalents	$107,903	$107,903	$47,637	$47,637
Investment securities available for sale	532,013	532,013	529,205	529,205
Investment securities held to maturity	277	285	302	308
Other investments	16,289	16,289	16,473	16,473
Loans — net	1,619,878	1,624,798	1,705,750	1,704,299
Loans held for sale	189	189	1,820	1,820
Accrued interest receivable	8,200	8,200	8,184	8,184
Interest rate swaps	6,281	6,281	7,697	7,697
Bank-owned life insurance	35,181	35,181	34,560	34,560

Financial liabilities:
Deposits	$1,966,444	$1,968,119	$1,968,833	$1,971,213
Other short-term borrowings	—	—	240	240
Securities sold under agreements to repurchase	151,623	155,634	139,794	136,329
Accrued interest payable	1,433	1,433	1,500	1,500
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	21,614	20,984	18,676
Interest rate swaps	9,102	9,102	3,678	3,678

The estimation methodologies utilized by the Company are summarized as follows:

Cash and cash equivalents — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

Other investments — The estimated fair value of other investments approximates their carrying value.

Loans — The fair value of loans is estimated by discounting future contractual cash flows using the estimated market rate that reflects credit and liquidity risk inherent in the loans. In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2010:

At June 30, 2010	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$218,227	$205,832
Disallowed intangible assets	(4,087)	—
Unrealized gain on available for sale securities	(8,765)	(8,765)
Unrealized (gain) loss on cash flow hedges	1,461	(555)
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(16,651)	(1,462)
Other deductions	(127)	—
Tier I regulatory capital	$260,058	$195,050

Subordinated notes payable	$20,984	$—
Allowance for loan losses	24,614	23,998
Subordinated debentures	—	—
Total risk-based regulatory capital	$305,656	$219,048

Risk weighted assets	$1,925,598	$1,876,269

	Company			Bank
At June 30, 2010	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$260,058	$305,656	$260,058	$195,050	$219,048	$195,050
Well-capitalized requirement	115,536	192,560	120,621	112,576	187,627	117,612
Regulatory capital - excess	$144,522	$113,096	$139,437	$82,474	$31,421	$77,438
Capital ratios	13.51%	15.87%	10.78%	10.40%	11.67%	8.29%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	6.00%	10.00%	5.00%	6.00%	10.00%	5.00%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009. For a discussion of the segments included in our principal activities, see Note 10 to the Notes to Condensed Consolidated Financial Statements.

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

The Company focuses on providing predictable growth of net earnings, maintaining consistent asset quality, maintaining a strong core deposit funding base and providing a diverse income stream to moderate dependence on interest income.  These areas help the Company achieve its long-term goal of providing economic value to its shareholders.

Industry Overview

The Chairman of the Federal Reserve indicated in a speech on June 9, 2010 that economic activity that appeared in the second half of 2009 has continued at a moderate pace this year.  Based on the Federal Reserve’s projection of economic activity, it is expected that the current pace of economic activity will continue throughout 2010 and accelerate in 2011.  Based on those projections, the unemployment rate would reduce over time.  However, it was noted that the housing market continues to restrict economic recovery.  Adjusting for the impact of the homebuyer tax credit, the housing market has not significantly improved since mid-2009.  In addition, home builders continue to be impacted by the tightened credit market.

The unemployment rate slightly decreased from 10.0% in December 2009 to 9.7% as of May 2010.  The high unemployment rate is another one of the driving factors that could prolong a weak economy.  Bank failures have also continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC, causing estimated losses of $35.6 billion to the Depository Insurance Fund.  Between January and July 9, 2010, another 90 banks have gone into receivership, causing an additional $6.3 billion in losses through March 31, 2010.  The FDIC’s “problem list” stood at 775 at the end of the first quarter of 2010, up from 702 at the end of 2009 and 252 at the end of 2008.

In the first quarter of 2010, FDIC insured commercial banks reported a combined net income of $18 billion, the highest level in two years.  Driving the increase in earnings were reductions in loan loss provisions and goodwill impairments.  While net charge-offs increased for the 13th consecutive quarter, charge-offs on commercial and industrial loans fell for the first time since the first quarter of 2006.  The overall financial condition of the industry continued to strengthen as internal capital generation (earnings less dividends) was positive for the first time in two years.

There are a number of legislative and regulatory reform proposals being considered that may impact the banking industry and the Company in the future.  Some of the provisions that have had or may have an impact on the Company include:

•                  On June 22, 2010, the FDIC adopted a final rule to extend the Transaction Account Guarantee program through December 31, 2010.  The program provides full FDIC coverage on qualifying accounts.

•                  On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This bill includes, but is not limited to:

•                  Provisions on executive compensation and corporate governance;

•                  Changes financial services regulatory oversight by eliminating the OTS, restructuring the role of the Federal Reserve and provides additional authority to the SEC to improve investor protection;

•                  The establishment of a consumer financial protection watchdog;

•                  Reformation of mortgage lending;

•                  Restricts the ability of banking organizations to sponsor or invest in private equity and hedge funds; and

•                  Repeals the prohibition on banking organizations from paying interest on demand deposits.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first six months of 2010:

•            Net loss for the three and six months ended June 30, 2010, was $3.8 million and $8.5 million, respectively, compared to a net loss of $15.8 million and $62.8 million for the same periods in 2009.  Included in the net loss for the first six months of 2009 was a $33.7 million goodwill impairment charge.

•            Diluted loss per share for the three and six months ended June 30, 2010, was $0.13 and $0.28, respectively, compared to $0.72 and $2.79, for the same periods in 2009.

•            Earnings for the second quarter of 2010 were negatively impacted by a $3.7 million loss related to valuation adjustments and losses on the sale of OREO and an OTTI of $0.2 million on two investment securities.  Valuation adjustments and losses for the six months ended June 30, 2010 totaled $5.2 million.

•            Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2010, decreased to $24.3 million and $49.2 million, respectively, compared to $26.4 million and $53.2 million for the same periods in 2009.

•            The net interest margin on a tax-equivalent basis was 4.39% and 4.45% for the three and six months ended June 30, 2010, compared to 4.38% for the same periods in 2009.

•            Gross loans decreased $94.7 million from December 31, 2009.  However, the pace of loan attrition slowed in the second quarter of 2010 to the lowest amount since the first quarter of 2009.  This marks two consecutive quarters that loan attrition has slowed.

•            Provision for loan and credit losses for the three and six months ended June 30, 2010, was $10.4 million and $24.3 million, respectively, compared to $35.1 million and $69.0 million for the comparable periods in 2009.  The provision for loan losses has decreased for four consecutive quarters since it peaked in the second quarter 2009 at $35.2 million.

•            Net loan charge-offs totaled $14.4 million for the three months ended June 30, 2010, or 3.3% annualized of average loans during the period, compared to 4.7% annualized for the same period in 2009.

•            Nonperforming assets decreased to $92.9 million or 3.8% of total assets at June 30, 2010, compared $104.5 million or 4.2% of total assets at December 31, 2009.

•            The allowance for loan and credit losses decreased to 4.0% of total loans at June 30, 2010, compared to 4.2% at December 31, 2009.

•            The Company’s total risk-based capital ratio decreased to 15.87% at the end the second quarter of 2010 from 16.1% at the end of 2009.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At June 30, 2010, 21.9% or $538.3 million of total assets represented assets recorded at fair value on a recurring basis.  At June 30, 2010, 0.4% or $9.1 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets (financial and nonfinancial) recorded at fair value on a nonrecurring basis represented $82.9 million or 3.4% of total assets.

At June 30, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, obligations of states and political subdivisions, and trust preferred securities.  The fair value of the majority of MBS and obligations of states and political subdivisions are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at June 30, 2010, using Level 1 and 2 inputs was $529.8 million.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.2 million at June 30, 2010.  Investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets at the report date.  The Company recognized losses of $0.1 million and $0.3 million on the private-label MBS for the three and six months ended June 30, 2010.  Unrealized losses of $2.5 million were recorded in accumulated other comprehensive income relating to private-label MBS at June 30, 2010.

The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at June 30, 2010, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals taking into consideration prices in observed transactions involving similar assets and similar locations, in accordance with GAAP.  The fair value of other impaired loans is measured using a discounted cash flow analysis.

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is measured at the lower of cost or fair value, less selling costs.  Fair values are based on property appraisals, generally considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At June 30, 2010, the Company has recorded a net deferred tax asset of $31.6 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses. Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to evaluate the need for a valuation allowance on these assets.  At June 30, 2010, the Company believes that it is more likely than not that the deferred tax assets will be fully realized.

Financial Condition

Total assets at June 30, 2010 were $2.5 billion, relatively unchanged from December 31, 2009.  The following paragraphs discuss changes in the relative mix of certain assets classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments comprised 22.3% of total assets at June 30, 2010, up slightly from 22.1% at December 31, 2009.

As seen in the table below, the investment portfolio is primarily classified as available for sale securities (AFS), comprised mainly of MBS, including MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government with a net book value of $307.3 million and a market value of $321.5 million. Other MBS are private-label securities with a net book value of $4.7 million and a market value of $2.2 million. The portfolio does not hold any securities exposed to sub-prime mortgage loans. Our investment portfolio also includes $40.2 million of single-issue, public trust preferred securities and $49.2 million of corporate debt securities. None of these institutions are in default on the securities we hold nor have interest payments on the trust preferred securities been deferred.

Purchases during the quarter were primarily of U.S. government agencies while the majority of maturities and paydowns were attributed to the MBS portfolio.  The net unrealized gain on available-for-sale securities increased $2.1 million to $14.1 million at June 30, 2010.

					% of
	June 30, 2010		% of	Unrealized	unrealized
(in thousands)	Book value	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$307,323	$321,452	60.4%	$14,129	99.9%
U.S. government agencies	114,738	115,507	21.7%	769	5.4%
Trust preferred securities	40,202	40,889	7.7%	687	4.9%
Corporate debt securities	49,194	50,221	9.5%	1,027	7.3%
Municipal securities	1,749	1,771	0.3%	22	0.2%
Private label mortgage-backed securities	4,670	2,173	0.4%	(2,497)	(17.7)%
Total available for sale securities	$517,876	$532,013	100.0%	$14,137	100.0%

Loans.  Gross loans held for investment decreased $93.0 million or 5.2% to $1.7 billion at June 30, 2010 compared to December 31, 2009.  During the first six months of 2010 the Company advanced $110.7 million in new credit relationships and an additional $144.2 million on existing lines.  Credit extensions were offset by paydowns, maturities and charge-offs totaling $349.5 million during the six months ended June 30, 2010.  Loan generation continues to be a challenge for both the Company and the industry.

	June 30, 2010		December 31, 2009		June 30, 2009
		% of		% of		% of
LOANS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
Commercial	$570,928	35.2%	$559,612	32.8%	$603,278	32.1%
Real Estate - mortgage	813,980	50.3%	832,509	48.8%	892,488	47.6%
Land Acquisition & Development	111,441	6.9%	152,667	8.9%	183,388	9.8%
Real Estate - construction	99,519	6.1%	144,069	8.4%	171,747	9.2%
Consumer	72,289	4.5%	76,103	4.5%	85,385	4.6%
Other	19,682	1.2%	15,906	0.9%	13,304	0.7%
Gross loans	1,687,839	104.2%	1,780,866	104.3%	1,949,590	103.9%
Less allowance for loan losses	(67,961)	(4.2)%	(75,116)	(4.4)%	(75,256)	(4.0)%
Net loans held for investment	1,619,878	100.0%	1,705,750	99.9%	1,874,334	99.9%
Loans held for sale	189	0.0%	1,820	0.1%	2,185	0.1%
Total net loans	$1,620,067	100.0%	$1,707,570	100.0%	$1,876,519	100.0%

Land A&D and Construction loans were the primary contributors to the decline in the loan portfolio during 2010, with declines of $41.2 million and $44.9 million, respectively. Management has acted proactively to reduce the Company’s exposure to these loan types given negative trends in real estate values and economic uncertainties.

The allowance for loan losses decreased $7.2 million during the first half of 2010, the net result of provision for loan losses of $24.2 million and net charge-offs of $31.4 million.  See the Provision and Allowance for Loan and Credit Losses section of this report for additional discussion.

Loans Held for Sale.  At June 30, 2010, the Company had $0.2 million of loans classified as held for sale, a decrease of $1.6 million from December 31, 2009. During the first half of 2010, loans held for sale recorded at fair value of $13.3 million were sold. The Company will reclassify a loan to held-for-sale status when it determines it will actively market a loan with the intent to divest the credit.

Deferred Income Taxes.  Deferred income taxes increased $2.0 million to $31.6 million at June 30, 2010, from $29.6 million at December 31, 2009. The increase was primarily related to the impact of the change in fair value of interest rate swaps and impairment charges on OREO, offset by the overall decrease in the allowance for loan and lease losses.  The Company monitors its deferred income tax asset and evaluates the likelihood the asset can be realized either through tax loss carrybacks or future taxable earnings.  In the event all or a portion of the deferred tax assets will not be realized a valuation allowance will be established through a charge to earnings.  At June 30, 2010, the Company believes its deferred tax assets will be realized and no allowance has been recorded.

Other Real Estate Owned.  OREO increased $5.7 million to $30.9 million at June 30, 2010 from $25.2 million at December 31, 2009.  During the first half of 2010, the Company took possession of $16.0 million in OREO, received $5.7 million in sales and recorded valuation allowances and losses on sale of $4.6 million ($3.7 million of which relates to a valuation adjustment in the second quarter of 2010 on a single property). At June 30, 2010, $14.2 million or 46% of OREO was in Colorado and $16.7 million or 54% was in Arizona.  The Company held a total of 30 properties at June 30, 2010, 23 in Arizona and seven in Colorado.

Other Assets.  Other Assets increased by $8.8 million to $62.9 million at June 30, 2010, from $54.1 million at December 31, 2009.  The change is primarily attributable to an increase of $5.3 million in income taxes receivable and $5.0 million related to cash deposits pledged to correspondent banks as collateral for confirming letters of credit.  Offsetting these increases was a decrease of $2.2 million in prepaid FDIC insurance assessments.

Deposits.  Total deposits are largely unchanged at June 30, 2010 compared to December 31, 2009.  Through the first six months of 2010, the Company saw increases of $60.2 million into the lower cost demand and money market deposit portfolios offset by declines in the certificate of deposit portfolio.  Noninterest bearing deposits represented 29.7% or $583.1 million of total deposits at June 30, 2010, compared to 27.6% or $542.8 million at December 31, 2009.

	June 30, 2010		December 31, 2009		June 30, 2009
		% of		% of		% of
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
NOW and money market	$728,336	34.4%	$708,445	33.6%	$524,622	27.9%
Savings	9,568	0.4%	10,552	0.5%	9,432	0.5%
Eurodollar	108,864	5.1%	107,500	5.1%	103,303	5.5%
Certificates of deposit under $100,000	46,693	2.2%	52,430	2.5%	56,657	3.0%
Certificates of deposit $100,000 and over	309,718	14.7%	358,424	17.0%	405,888	21.6%
Reciprocal CDARS	179,515	8.5%	178,382	8.5%	117,408	6.3%
Brokered deposits	698	0.0%	10,332	0.5%	65,972	3.5%
Total interest-bearing deposits	1,383,392	65.3%	1,426,065	67.7%	1,283,282	68.3%
Noninterest-bearing demand deposits	583,052	27.5%	542,768	25.7%	475,353	25.3%
Customer repurchase agreements	151,623	7.2%	139,794	6.6%	118,958	6.4%
Total deposits and customer repurchase agreements	$2,118,067	100.0%	$2,108,627	100.0%	$1,877,593	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase increased $11.8 million or 8.5% to $151.6 million at June 30, 2010, from $139.8 million at December 31, 2009.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. Significant growth in deposits and a reduction in the loan portfolio since the beginning of 2009 reduced the Company’s need for wholesale borrowings.  At June 30, 2010 there were no short-term borrowings outstanding.  However, If we are unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which historically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities declined $4.0 million or 12.3% to $28.4 million at June 30, 2010, compared to $32.4 million at December 31, 2009.  The decline largely relates to investment purchases accrued in 2009 and settled in 2010, offset by increases in the fair value of interest rate swaps in a liability position at June 30, 2010.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
INCOME STATEMENT DATA
Interest income	$29,258	$32,841	$(3,583)	(10.9)%	$59,177	$66,375	$(7,198)	(10.8)%
Interest expense	5,085	6,615	(1,530)	(23.1)%	10,251	13,570	(3,319)	(24.5)%
NET INTEREST INCOME BEFORE PROVISION	24,173	26,226	(2,053)	(7.8)%	48,926	52,805	(3,879)	(7.3)%
Provision for loan losses	10,444	35,249	(24,805)	(70.4)%	24,264	68,996	(44,732)	(64.8)%
NET INTEREST INCOME (LOSS) AFTER PROVISION	13,729	(9,023)	22,752	252.2%	24,662	(16,191)	40,853	252.3%
Noninterest income	9,753	8,035	1,718	21.4%	16,638	14,156	2,482	17.5%
Noninterest expense	29,451	24,273	5,178	21.3%	55,724	47,904	7,820	16.3%
Impairment of goodwill	—	—	—	0.0%	—	33,697	(33,697)	(100.0)%
LOSS BEFORE INCOME TAXES	(5,969)	(25,261)	19,292	(76.4)%	(14,424)	(83,636)	69,212	(82.8)%
Benefit for income taxes	(2,721)	(9,740)	7,019	(72.1)%	(6,157)	(20,668)	14,511	(70.2)%
NET LOSS	(3,248)	(15,521)	12,273	(79.1)%	(8,267)	(62,968)	54,701	(86.9)%
Noncontrolling interest	(521)	(290)	(231)	79.7%	(199)	208	(407)	(195.7)%
NET LOSS AFTER NONCONTROLLING INTEREST	$(3,769)	$(15,811)	$12,042	(76.2)%	$(8,466)	$(62,760)	$54,294	(86.5)%

The annualized return on average assets for the three and six months ended June 30, 2010 was (0.62)% and (0.70)%, respectively, compared to (2.46)% and (4.83)%, for the same periods in 2009.  The annualized return on average shareholders’ equity for the three and six months ended June 30, 2010 was (6.70)% and (7.48)%, respectively, compared to (30.77)% and (55.13)% for the same periods in 2009.  The improvement in our return on average assets and shareholders’ equity is primarily attributable to a reduction in the provision for loan losses of $24.8 million and $44.7 million for the three and six months ended June 30, 2010, respectively, compared to the year earlier period.  In addition, the six months ended June 30, 2009 was negatively impacted by a $33.7 million goodwill impairment charge recorded in the first quarter of 2009.  For the three and six months ended June 30, 2010, the efficiency ratio was 76.04% and 76.88%, respectively, compared to 66.47% and 66.78% for the same periods in 2009.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2010 and 2009.

	For the three months ended,
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost	balance	or paid	or cost
Assets
Federal funds sold and other	$25,433	$43	0.67%	$3,647	$21	2.28%
Investment securities(2)	540,887	5,472	4.05%	471,228	6,066	5.15%
Loans(2)(3)	1,728,237	23,855	5.46%	2,012,342	26,937	5.30%
Allowance for loan losses	(73,354)			(67,809)
Total interest-earning assets	$2,221,203	$29,370	5.06%	$2,419,408	$33,024	5.26%

Noninterest-earning assets	213,540			161,040
Total assets	$2,434,743			$2,580,448

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$733,826	$1,259	0.69%	$516,489	$1,457	1.13%
Savings	9,769	7	0.29%	9,221	11	0.48%
Eurodollar	103,447	264	1.01%	98,314	327	1.32%
Certificates of deposit
Brokered	1,022	6	2.35%	36,270	117	1.29%
Reciprocal	181,598	439	0.97%	116,178	406	1.40%
Under $100,000	48,328	180	1.49%	65,672	412	2.52%
$100,000 and over	326,490	1,128	1.39%	417,936	2,274	2.18%
Total interest-bearing deposits	$1,404,480	$3,283	0.94%	$1,260,080	$5,004	1.59%
Other borrowings
Securities sold under agreements to repurchase	139,383	296	0.84%	119,308	259	0.86%
Other short-term borrowings	3,845	5	0.51%	422,241	232	0.22%
Long-term debt	93,150	1,501	6.37%	93,150	1,120	4.76%
Total interest-bearing liabilities	$1,640,858	$5,085	1.24%	$1,894,779	$6,615	1.39%
Noninterest-bearing demand accounts	548,256			459,873
Total deposits and interest-bearing liabilities	2,189,114			2,354,652
Other noninterest-bearing liabilities	19,297			17,990
Total liabilities	2,208,411			2,372,642
Total equity	226,332			207,806
Total liabilities and equity	$2,434,743			$2,580,448
Net interest income - taxable equivalent		$24,285			$26,409
Net interest spread			3.83%			3.87%
Net interest margin			4.39%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.37%			127.69%

	For the six months ended June30,
	2010			2009
(in thousands)	Average balance	Interest earned or paid	Average yield or cost (1)	Average balance	Interest earned or paid	Average yield or cost (1)
Assets
Federal funds sold and other	$21,341	$62	0.58%	$4,559	$48	2.09%
Investment securities (2)	539,212	11,405	4.23%	480,367	12,419	5.17%
Loans (2)(3)	1,741,238	47,993	5.48%	2,018,810	54,279	5.35%
Allowance for loan losses	(73,839)			(56,334)
Total interest-earning assets	$2,227,952	$59,460	5.13%	$2,447,402	$66,746	5.31%
Noninterest-earning assets	204,940			171,722
Total assets	$2,432,892			$2,619,124

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$718,975	$2,589	0.73%	$525,854	$2,997	1.15%
Savings	10,086	17	0.34%	9,738	23	0.48%
Eurodollar	107,679	526	0.97%	97,692	638	1.30%
Certificates of deposit
Brokered	3,305	36	2.20%	33,573	186	1.12%
Reciprocal	177,828	945	1.07%	108,982	772	1.43%
Under $100,000	49,758	394	1.60%	67,846	944	2.81%
$100,000 and over	335,855	2,486	1.49%	381,871	4,381	2.31%
Total interest-bearing deposits	$1,403,486	$6,993	1.00%	$1,225,556	$9,941	1.63%
Other borrowings
Securities sold under agreements to repurchase	135,840	587	0.86%	121,552	531	0.87%
Other short-term borrowings	13,659	21	0.31%	480,546	738	0.31%
Long-term debt	93,150	2,650	5.66%	93,150	2,360	5.04%
Total interest-bearing liabilities	$1,646,135	$10,251	1.25%	$1,920,804	$13,570	1.42%
Noninterest-bearing demand accounts	540,045			449,935
Total deposits and interest-bearing liabilities	2,186,180			2,370,739
Other noninterest-bearing liabilities	17,626			17,952
Total liabilities	2,203,806			2,388,691
Total equity	229,086			230,433
Total liabilities and equity	$2,432,892			$2,619,124
Net interest income - taxable equivalent		$49,209			$53,176
Net interest spread			3.88%			3.89%
Net interest margin			4.45%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.34%			127.42%

(1)           Average yield or cost for the three and six months ended June 30, 2010 and 2009 has been annualized, and is not necessarily indicative of results for the entire year.

(2)           Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)           Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2010, decreased $2.1 million and $4.0 million, respectively, over the prior year periods.  The decrease in both periods was primarily driven by attrition in the loan portfolio and a decrease in the yield on the investment portfolio.  The decrease in net interest income on a tax-equivalent basis was partially offset by lower rates on deposits and a shift in the deposit mix from higher yielding certificates of deposit to NOW and money market accounts.  For the three months ending June 30, 2010, compared to the same period in 2009, the yield on average interest-earning assets decreased 20 basis points to 5.06%, while rates on average interest-bearing liabilities decreased by 15 basis points to 1.24%.  For the six months ending June 30, 2010, compared to the same period in 2009, the yield on average interest-earning assets decreased 18 basis points to 5.13%, while rates on average interest-bearing liabilities decreased by 17 basis points to 1.25%.  The Company’s improved liquidity position over the past year has negatively impacted the net interest margin as we have maintained a larger balance in lower yielding cash accounts.  The Company expects to redeploy its excess liquidity into higher yielding loans in future quarters.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
NONINTEREST INCOME
Service charges	$1,269	$1,248	$21	1.7%	$2,527	$2,425	$102	4.2%
Investment advisory and trust income	1,457	1,308	149	11.4%	2,826	2,532	294	11.6%
Insurance income	3,529	2,795	734	26.3%	6,702	6,179	523	8.5%
Investment banking income	1,789	399	1,390	348.4%	2,090	503	1,587	315.5%
Other income	1,709	2,285	(576)	(25.2)%	2,493	2,517	(24)	(1.0)%
Total noninterest income	$9,753	$8,035	$1,718	21.4%	$16,638	$14,156	$2,482	17.5%

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

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were relatively flat for the three and six months ended June 30, 2010, compared to the same periods in 2009. The increase is mainly due to increases in treasury management analysis fees.  The slight increases in 2010 are primarily due to the earnings credit rate applied to analysis balances.  This rate has decreased as general interest rates have declined and as a result, we are collecting more of our fees in the form of “hard-dollar” cash, versus “soft-dollar” compensating balances.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three and six months ended June 30, 2010 increased $0.1 million and $0.3 million, respectively, from the same period in 2009.  Fees earned are generally based on a percentage of the Assets Under Management (AUM) and market volatility has a direct impact on earnings.

At June 30, 2010, discretionary AUM, primarily equity securities, were $718.4 million compared to to $698.7 million a year ago, an increase of approximately 2.8%.  The increase is mainly attributable to an improvement in the stock market during 2010.  Year to date, total AUM is down $33.9 million but has increased $29.0 million since June 30, 2009.

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

For the three and six months ended on June 30, 2010 and 2009, revenue earned from the Insurance segment is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Wealth transfer and executive compensation	31.6%	17.6%	28.1%	21.0%
Benefits consulting	22.4%	31.5%	23.8%	28.5%
Property and casualty	43.1%	48.4%	45.6%	48.3%
Fee income	2.9%	2.5%	2.5%	2.2%
	100.0%	100.0%	100.0%	100.0%

Insurance income increased $0.7 million and $0.5 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  The increases in 2010 are primarily attributed to an increase in commissions on the placement of life insurance policies in wealth transfer cases.  Income earned on the placement of life insurance policies is transactional in nature and will fluctuate based on the successful placement of a policy.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and six months ended June 30, 2010, increased $1.4 million and $1.6 million, respectively, compared to the same periods in 2009.  The investment banking segment successfully closed several deals in the second quarter of 2010, which was the most active quarter for deal closings since the second quarter of 2008.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income decreased $0.6 million for the three months ended June 30, 2010, compared to the same period in 2009.  The decrease is primarily due to negative valuation adjustments on the customer swap portfolio of $0.6 million and lower loan fees of $0.2 million (directly related to the decrease in the loan portfolio), offset by earnings on equity method and private equity investments of $0.4 million.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,618	$13,081	$1,537	11.7%	$29,565	$26,919	$2,646	9.8%
Share-based compensation expense	437	411	26	6.3%	856	818	38	4.6%
Occupancy expenses, premises and equipment	3,412	3,288	124	3.8%	6,846	6,562	284	4.3%
Amortization of intangibles	160	169	(9)	(5.3)%	321	338	(17)	(5.0)%
FDIC and other assessments	1,321	2,153	(832)	(38.6)%	2,561	2,886	(325)	(11.3)%
Other real estate owned and loan workout costs	1,943	778	1,165	149.7%	3,226	1,456	1,770	121.6%
Impairment of goodwill	—	—	—	0.0%	—	33,697	(33,697)	(100.0)%
Net OTTI on securities recognized in earnings	110	286	(176)	(61.5)%	309	286	23	8.0%
Loss on securities, other assets and OREO	3,938	1,406	2,532	180.1%	5,162	2,765	2,397	86.7%
Other operating expenses	3,512	2,701	811	30.0%	6,878	5,874	1,004	17.1%
Total noninterest expenses	$29,451	$24,273	$5,178	21.3%	$55,724	$81,601	$(25,877)	(31.7)%

Salaries and Employee Benefits.  Salaries and employee benefits increased $1.5 million and $2.6 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in salaries and employee benefits is primarily attributable to the Company’s successful efforts in attracting a number of talented employees during the latter half of 2009 and increased compensation to commission-based employees due to the improvement in fee based income.  Also contributing to the increase in salaries and employee benefits is an increase of $0.3 million and $0.7 million in bonus expense for the three and six months ended June 30, 2010, as a result of management’s expectations that the Company’s financial performance will continue to improve during 2010.  Overall, the Company’s full-time equivalent employees increased to 544 at the end of the second quarter of 2010 from 538 a year earlier.

Share-based Compensation. The Company uses share-based compensation to retain existing employees and recruit new employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.1 million and $0.3 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase in occupancy costs is a result of an increase in common area management fees and maintenance expenses.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments of the Colorado Division of Banking are based on statutory and risk classification factors.  The FDIC assessments are based on the balance of domestic deposits and the Company’s regulatory rating.  The decrease in FDIC and other assessments for the three and six months ended June 30, 2010, over the same periods in 2009, was primarily attributed to a special assessment paid in the second quarter of 2009 that was not repeated in 2010, offset by an increase in rates on standard assessments.  The special assessment paid in the second quarter of 2009 totaled $1.2 million.

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased by $1.2 million and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.   These costs are directly correlated to increased levels of nonperforming assets which have increased from $47.0 million at the end of 2008 to $92.9 million at June 30, 2010.

Impairment of Goodwill.  During the first quarter of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty was a triggering event that would require a goodwill impairment test.  The results of the impairment analysis indicated that goodwill was impaired by $33.7 million, which was included in earnings for the six months ended June 30, 2009.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the second quarter of 2010, total OTTI on debt securities amounted to $0.1 million on a private-label MBS.  For the six months ended June 30, 2010, the OTTI of $0.3 million was related to two private-label MBS.  OTTI for the three and six months ended June 30, 2009 was primarily related to a $0.3 million of OTTI on one security.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2010	2009	Amount	%	2010	2009	Amount	%

OREO	$3,651	$1,217	$2,434	200.0%	$4,596	$1,152	$3,444	299.0%
Investment securities	132	69	63	91.3%	139	1,365	(1,226)	(89.8)%
Loans held for sale	—	120	(120)	(100.0)%	349	120	229	190.8%
Other	155	—	155	100.0%	78	128	(50)	(39.1)%
	$3,938	$1,406	$2,532		$5,162	$2,765	$2,397

The year-to-date loss of $4.6 million on OREO primarily relates to a $3.7 million valuation adjustment recorded in the second quarter of 2010 on a single property.  Due to continued weakness in the real estate market, the Company updated its appraised value on the property which indicated that the overall value had declined.  The loss on investment securities of $1.3 million in the first half of 2009 consisted of OTTI of $0.9 million on two single issue trust preferred securities and $0.4 million on a private-label mortgage-backed security.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments.  Other operating expenses for the three and six months ended June 30, 2010 increased approximately $1.0 million as compared to the prior year periods.  The largest drivers of the increase were $0.5 million in accounting, legal and professional fees and $0.1 million in marketing costs.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2010 and 2009:

	Three months ended June30,		Increase /	Six months ended June30,		Increase /
(in thousands)	2010	2009	(decrease)	2010	2009	(decrease)

Provision for loan losses	$10,444	$35,249	$(24,805)	$24,264	$68,996	$(44,732)
Provision for credit losses (included in other expenses)	—	(150)	150	—	—	—

Total provision for loan and credit losses	$10,444	$35,099	$(24,655)	$24,264	$68,996	$(44,732)

The decrease in the provision for loan and credit losses of $24.7 million and $44.7 million for the three and six months ended June 30, 2010, respectively, over the prior year comparable periods is primarily attributable to a declining trend in new problem loans.  The decrease in provision for loan and credit losses during the three months ended June 30, 2010 marked the fourth consecutive quarterly decrease.  Provision for loan and credit losses peaked during the second quarter of 2009 at $35.1 million.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At June 30, 2010, the allowance for loan and credit losses amounted to 4.04% of total loans, compared to 4.23% at December 31, 2009 and 3.87% at June 30, 2009.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 109.91% at June 30, 2010 from 97.28% at December 31, 2009.  At June 30, 2009, the ratio of allowance for loan and credit losses to nonperforming loans was 111.99%.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and six months ended June 30, 2010, the Company had net charge-offs of $14.4 million and $31.4 million, respectively, compared to $23.4 million and $36.6 million for the same periods in 2009.  Year-to-date net charge-offs are comprised of $18.7 million net charge-offs generated from Colorado relationships and $12.7 million net charge-offs generated from AZ relationships.  Approximately 53% of total net charge-offs relate to six Colorado relationships with net charge-offs in excess of $1.0 million each.  Overall, net charge-offs continue to be concentrated in the Land A&D category comprising 52.5% of total net charge-offs during the six months ended June 30, 2010.  Real estate — mortgage also reflects a high concentration with 20.7% of total net charge-offs during the six months ended June 30, 2010.

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

(in thousands)	Six months ended June 30, 2010	Year ended December 31, 2009	Six months ended June 30, 2009

Balance of allowance for loan losses at beginning of period	$75,116	$42,851	$42,851
Charge-offs:
Commercial	4,902	14,991	7,990
Real estate — mortgage	6,658	9,572	316
Land acquisition and development	18,380	44,961	23,371
Real estate — construction	3,754	4,886	4,775
Consumer	240	2,081	618
Other	438	86	24
Total charge-offs	34,372	76,577	37,094
Recoveries:
Commercial	778	1,989	109
Real estate — mortgage	151	78	2
Land acquisition and development	1,893	783	—
Real estate — construction	2	121	381
Consumer	118	36	2
Other	11	20	9
Total recoveries	2,953	3,027	503
Net charge-offs	(31,419)	(73,550)	(36,591)
Provision for loan losses charged to operations	24,264	105,815	68,996
Balance of allowance for loan losses at end of period	$67,961	$75,116	$75,256

Balance of allowance for credit losses at beginning of period	$155	$259	$259
Provision for credit losses charged to operations	—	(104)	—
Balance of allowance for credit losses at end of period	$155	$155	$259

Total provision for loan and credit losses charged to operations	$24,264	$105,711	$68,996

Ratio of net charge-offs to average loans	1.80%	3.78%	1.81%

Average loans outstanding during the period	$1,741,238	$1,948,120	$2,018,810

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

(in thousands)	At June 30, 2010	At December 31, 2009	At June 30, 2009
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$1,060	$509	$35
Nonaccrual loans:
Commercial	9,879	12,696	11,764
Real estate - mortgage	24,953	18,832	19,697
Land acquisition and development	16,745	34,033	25,675
Real estate - construction	8,252	9,632	6,952
Consumer and other	1,085	3,496	3,306
Total nonaccrual loans	60,914	78,689	67,394
Total nonperforming loans	61,974	79,198	67,429
OREO and repossessed assets	30,912	25,318	26,461
Total nonperforming assets	$92,886	$104,516	$93,890

Allowance for loan losses	$67,961	$75,116	$75,256
Allowance for credit losses	155	155	259
Allowance for loan and credit losses	$68,116	$75,271	$75,515
Nonperforming assets to total assets	3.78%	4.24%	3.70%
Nonperforming loans to total loans	3.67%	4.44%	3.45%
Nonperforming loans and OREO to total loans and OREO	5.40%	5.78%	4.75%
Allowance for Loan and Credit Losses to Total Loans (excluding loans held for sale)	4.04%	4.23%	3.87%
Allowance for loan and credit losses to nonperforming loans	109.91%	97.28%	111.99%

Nonperforming assets on a dollar-basis were distributed 56% to Colorado and 44% to Arizona at June 30, 2010.  OREO represents 33% of total nonperforming assets while the remaining 67% is comprised of nonaccrual loans.  Nonaccrual loans are concentrated primarily within the real estate —mortgage (41%), land A&D (27%), and commercial (16%) categories.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  A valuation analysis of the Company’s operating segments was performed at March 31, 2009 in order to evaluate possible impairment of goodwill and other intangible assets.  The analysis indicated there was impairment and a noncash pretax charge of $33.7 million was recorded during the first quarter of 2009.  Goodwill was allocated to the operating segments based on expected synergies between the segments and each operating segment was impacted by the impairment charge. Certain financial metrics and discussion of the results for the three and six months ended June 30, 2010 and 2009 of each operating segment, excluding Corporate Support, are presented below.

COMMERCIAL BANKING	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$25,260	$27,330	$(2,070)	(7.6)%	$50,731	$55,139	$(4,408)	(8.0)%
Provision for loan losses	8,326	35,249	(26,923)	(76.4)%	19,687	68,996	(49,309)	(71.5)%
Noninterest income	2,343	2,773	(430)	(15.5)%	4,739	4,702	37.8%
Noninterest expense	11,774	10,323	1,451	14.1%	20,553	18,465	2,088	11.3%
Impairment of goodwill	—	—	—	—	—	15,348	(15,348)	(100.0)%
Provision (benefit) for income taxes	2,665	(4,768)	7,433	155.9%	5,168	(9,581)	14,749	153.9%
Net income (loss) before management fees and overhead	4,838	(10,701)	15,539	145.2%	10,062	(33,387)	43,449	130.1%
Management fees and overhead allocations, net of tax	6,043	3,107	2,936	94.5%	12,119	8,212	3,907	47.6%
Net loss	$(1,205)	$(13,808)	$12,603	91.3%	$(2,057)	$(41,599)	$39,542	95.1%

Other information
Full-time equivalent employees	416.4	400.1			414.0	400.3

Net loss for the three and six months ended June 30, 2010 decreased $12.6 million, or 91%, and $39.5 million, or 95%, respectively, compared to the same periods in 2009. The decreased loss for the three months ended June 30, 2010 is largely the result of the provision for loan losses and the resulting net tax benefit.  Offsetting the impact of the provision and related taxes was a decline in interest income of $2.1 million, a function of the declining loan portfolio and increases in nonaccrual loans, as well as increased management overhead allocations.

The decrease in net loss during the six months ended June 30, 2010 compared to the prior year period is also related primarily to the large provision for loan losses net of related tax benefits recorded in the first half of 2009.  That period also included a noncash goodwill impairment charge of $15.3 million.  Other trends similar to those impacting the quarterly results also affected the six month results including diminished net interest income on a contracting loan portfolio, pressure on investment securities yields and higher management overhead allocations.

Despite the negative trending economic conditions throughout 2008 and 2009, Management acted on opportunities to recruit seasoned bankers from its competition with the aim to gain market share in anticipation of an economic recovery. Costs in the near term associated with this positioning strategy are evident in the increased noninterest expenses for both the three and six month periods ending June 30, 2010 and increase in full-time employee headcount.

INVESTMENT BANKING	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$2	$1	$1	100.0%	$3	$4	$(1)	(25.0)%
Noninterest income	1,789	399	1,390	348.4%	2,090	503	1,587	315.5%
Noninterest expense	1,179	955	224	23.5%	2,155	1,871	284	15.2%
Impairment of goodwill	—	—	—	—	—	2,230	(2,230)	(100.0)%
Provision (benefit) for income taxes	245	(209)	454	217.2%	(26)	(1,964)	1,938	98.7%
Net income (loss) before management fees and overhead	367	(346)	713	206.1%	(36)	(1,630)	1,594	97.8%
Management fees and overhead allocations, net of tax	41	30	11	36.7%	82	68	14	20.6%
Net income (loss)	$326	$(376)	$702	186.7%	$(118)	$(1,698)	$1,580	93.1%

Other information
Full-time equivalent employees	22.8	22.5			22.5	21.6

Results for the Investment Banking group improved in the three and six month periods ending June 30, 2010 compared to the year earlier periods.  The Investment Banking segment, and the industry as a whole, has faced significant challenges in 2009 and 2010 as potential merger and acquisition participants waited for a reversal in valuation trends before actively pursuing transactions.  However, revenue increased to $1.8 million during the three months ended June 30, 2010, the highest revenue generating quarter since the second quarter of 2008.

Net loss for the six months ended June 30, 2010 improved $1.6 million, a direct result of fees earned on retainer engagements and success fees of $2.1 million compared to $0.5 million a year earlier.  Results from the prior year period included a $2.2 million noncash goodwill impairment charge, all of which was tax deductible.

INVESTMENT ADVISORY & TRUST	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$(18)	$(3)	$(15)	(500.0)%	$(27)	$(3)	$(24)	(800.0)%
Noninterest income	1,457	1,308	149	11.4%	2,826	2,532	294	11.6%
Noninterest expense	1,622	1,698	(76)	(4.5)%	3,020	3,353	(333)	(9.9)%
Impairment of goodwill	—	—	—	—	—	3,081	(3,081)	(100.0)%
Benefit for income taxes	(77)	(152)	75	49.3%	(92)	(305)	213	69.8%
Net (loss) before management fees and overhead	(106)	(241)	135	56.0%	(129)	(3,600)	3,471	96.4%
Management fees and overhead allocations, net of tax	166	84	82	97.6%	301	195	106	54.4%
Net loss	$(272)	$(325)	$53	16.3%	$(430)	$(3,795)	$3,365	88.7%

Other information
Full-time equivalent employees	32.8	33.7			31.2	33.9

Net loss for the three and six months ended June 30, 2010 improved by $0.1 million and $3.4 million, respectively, compared to the same periods in 2009.  The decrease in the net loss for the current three month period compared to the prior year period was driven by revenue gains resulting from higher average assets under management (AUM) and a decline in expense largely attributed to one-time compensation costs incurred in the prior period.

A decline in the net loss for the six month period ended June 30, 2010 of $3.4 million compared to the prior-year period was primarily related to nondeductible noncash goodwill impairment charges in 2009.  As in the three month period, revenue gains attributed to higher AUM and cost savings also contributed to the favorable change in the segments net loss results.

Revenues of the segment are generally a function of the value of AUM.  Average discretionary AUM for the quarter ended June 30, 2010 increased by $61.4 million or 9.0% compared to average discretionary AUM of $681.5 in the comparable prior year period.  Average discretionary AUM grew by $82.9 million or 12.4% for the first half of 2010 compared to the first half of 2009. Discretionary AUM were $718.4 million at June 30, 2010.  Total AUM, including custody and advisory assets, were $1.5 billion at June 30, 2010.

In general, declines in the broader equity market negatively impacted the segment’s AUM levels beginning in mid 2008 and while the equity markets have recovered much of the ground lost since then, AUM has not returned to previous levels.

INSURANCE	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$(3)	$(4)	$1	25.0%	$(6)	$(6)	$—	—
Noninterest income	3,529	2,795	734	26.3%	6,702	6,179	523	8.5%
Noninterest expense	3,243	2,966	277	9.3%	6,498	6,440	58.9%
Impairment of goodwill	—	—	—	—	—	13,038	(13,038)	(100.0)%
Provision (benefit) for income taxes	115	(63)	178	282.5%	89	(87)	176	202.3%
Net income (loss) before management fees and overhead	168	(112)	280	250.0%	109	(13,218)	13,327	100.8%
Management fees and overhead allocations, net of tax	128	90	38	42.2%	249	204	45	22.1%
Net income (loss)	$40	$(202)	$242	119.8%	$(140)	$(13,422)	$13,282	99.0%

Other information
Full-time equivalent employees	72.6	80.6			75.5	80.8

Net income (or loss) for the three and six months ended June 30, 2010 improved $0.2 million and $13.3 million, respectively, compared to the prior year periods.  Revenue increases in the current quarter were primarily the result of improved revenue from wealth transfer transactions and to a lesser extent growth in commission revenue from property and casualty (P&C).  An increase in bonus income on P&C business also positively contributed to the current period results.  The increase for the six months ended June 30, 2010 as compared to the prior year period was primarily due to a $13.0 million nondeductible noncash goodwill impairment charge in the first half of 2009.  Improved revenues from both the life insurance and P&C businesses also contributed to the change while costs remained relatively stable.

Revenues from wealth transfer come from two sources, upfront commissions received on the sale of whole life insurance products used to accomplish estate planning objectives and recurring renewal revenues on those products.  The majority of wealth transfer revenues historically come from first year sales commissions which are transactional by nature and not recurring.  Over the past several quarters these revenues have been lower than historical standards due broader economic uncertainties.  Whole life products generally require large, up-front cash premiums and potential clients have hesitated to make this investment.  Management believes these fears will subside as the recovery takes hold and longer-term outlooks become more certain.

Employee benefit and P&C revenues are more stable from period to period and have a recurring revenue stream.  Employee benefits sales commissions have faced pressure in recent quarters as their clients have responded to the economy by reducing headcount and limiting coverages.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists and as clients have changed limits and their revenues, payrolls and property valuations have declined.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2010:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Securities sold under agreements to repurchase (1)	$151,623	$—	$—	$—	$151,623
Operating lease obligations	5,194	9,640	7,885	9,440	32,159
Long-term debt obligations (2)	6,015	12,030	29,132	121,397	168,574
Preferred Stock, Series B dividend (3)	3,223	6,445	65,969	—	75,637
Supplemental executive retirement plan	—	—	—	3,232	3,232
Total contractual obligations	$166,055	$28,115	$102,986	$134,069	$431,225

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 8 to the Condensed Consolidated Financial Statements for a schedule of specific maturities and possible call dates. Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $6.0 million due “Within one year”, $12.0 million due “After one but within three years”, $8.1 million due “After three but within five years” and $49.2 million due “After five years.”  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

(3)          Cumulative Perpetual Preferred Stock (Series B) issued to the US Treasury in December 2008 includes dividends payable at 5% on $64.4 million and is reflected as an obligation in the related “due within” categories.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $64.4 million in preferred stock will be redeemed in the fourth quarter of 2013 after which time the dividend rate increases to 9%.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings.  This commitment ends on December 31, 2010.  At June 30, 2010, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2010, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$328,815	$93,548	$22,537	$7,709	$452,609
Standby letters of credit	43,946	5,600	120	3,223	52,889
Commercial letters of credit	487	—	—	—	487
Unfunded commitments for unconsolidated investments	1,631	—	—	—	1,631
Company guarantees	46	—	—	—	46
Total commitments	$374,925	$99,148	$22,657	$10,932	$507,662

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

To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

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

Approximately $26.3 million of total loan commitments at June 30, 2010, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at June 30, 2010 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Available funding through correspondent lines at June 30, 2010, totaled $480.3 million, which represents 21.3% of the Company’s earning assets.  Available funding is comprised of $180.0 million in available federal funds purchased lines and $300.3 million in FHLB borrowing capacity. In addition, the Company had $25.8 million in securities available to be pledged for collateral for additional FHLB borrowings at June 30, 2010.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $107.9 million at June 30, 2010, compared to $47.6 million at December 31, 2009.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 99.9% and 99.5% of our total deposits at June 30, 2010 and December 31, 2009, respectively.

The Company’s loan to core deposit ratio decreased to 86% at June 30, 2010, from 91% at December 31, 2009.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to reduce its wholesale borrowings (short-term borrowings and brokered CDs) to $0.7 million at June 30, 2010 compared to $10.6 million at December 31, 2009.  The Company’s reliance on wholesale borrowings has significantly decreased over the last twelve months as its liquidity position has improved.  The trade-off on having a higher liquidity position is the negative impact it has on the net interest margin.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB. At June 30, 2010, the Bank has approved unsecured federal funds purchase lines with six correspondent banks with an aggregate credit line of $180.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2009 and 2010, the Company’s aggregate correspondent credit lines decreased $15.0 million and $55.0 million, respectively ($75.0 million in total).  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At June 30, 2010, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2010, the holding company had a liquidity position that provides for approximately four years of liquidity.

At June 30, 2010, shareholders’ equity totaled $218.2 million, a $12.2 million decrease from December 31, 2009.  The decrease was primarily due to a net loss of $8.5 million; dividends on preferred stock of $1.6 million; dividends paid on common stock of $0.7 million; and a decrease of $2.7 million in other comprehensive income resulting primarily from unrealized losses on derivatives.  The decreases were offset by $1.3 million in stock-based compensation expense, stock option exercises and employee stock purchase plan activity.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2010, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.4%, and Total Capital ratio of 11.7%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2010, was 13.5%, and its Total Capital ratio 15.9%. Total Risk-Based Capital for the consolidated company decreased by $20.6 million during the first six months of 2010 primarily as a result of an increase of $10.3 million in the disallowed deferred tax asset.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2010, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Financial Regulatory Reform

On July 21 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Reform Act”) was signed into law.  The Reform Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to establish more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses.

Item 6.	Exhibits

Exhibits and Index of Exhibits.

(1)	10.1	CoBiz Financial Inc. 2005 Equity Incentive Plan
	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
	32.1	Section 1350 Certification of the Chief Executive Officer.
	32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by reference herein from the Definitive Proxy Statement on Schedule 14A as filed on April 8, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 30, 2010	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 30, 2010	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer