Form 10-Q
period 2010-09-30
COBIZ FINANCIAL INC
filed 2010-11-01
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitions period from                              to

Commission File Number   001-15955

CoBiz Financial Inc.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer Identification No)
incorporation or organization)

821 17th Street
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

There were 36,842,290 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 26, 2010.

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2010	2009
Assets
Cash and due from banks	$33,736	$28,986
Interest bearing deposits and federal funds sold	61,336	18,651
Total cash and cash equivalents	95,072	47,637

Investment securities available for sale (cost of $543,128 and $517,192, respectively)	559,987	529,205
Investment securities held to maturity (fair value of $278 and $308, respectively)	270	302
Other investments - at cost	6,958	16,473
Total investments	567,215	545,980
Loans, net of allowance for loan losses of $65,325 and $75,116, respectively	1,573,893	1,705,750
Loans held for sale	3,405	1,820
Intangible assets, net of amortization of $4,391 and $3,909, respectively	4,279	4,910
Bank-owned life insurance	35,464	34,560
Premises and equipment, net of depreciation of $28,757 and $26,831, respectively	8,321	8,203
Accrued interest receivable	8,285	8,184
Deferred income taxes, net	32,094	29,654
Other real estate owned - net of valuation allowance of $4,937 and $804, respectively	28,819	25,182
Other assets	62,398	54,135
TOTAL ASSETS	$2,419,245	$2,466,015

Liabilities
Deposits
Demand	$621,420	$542,768
NOW and money market	693,063	708,445
Savings	9,160	10,552
Eurodollar	116,681	107,500
Certificates of deposits	461,129	599,568
Total deposits	1,901,453	1,968,833
Securities sold under agreements to repurchase	165,559	139,794
Other short-term borrowings	—	240
Accrued interest and other liabilities	43,348	32,418
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,203,510	2,234,435

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 issued and outstanding ($64,450 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 36,842,040 and 36,723,853 issued and outstanding, respectively	366	365
Additional paid-in capital	224,775	222,609
Accumulated deficit	(16,828)	(2,543)
Accumulated other comprehensive income, net of income tax of $4,430 and $6,142, respectively	7,225	10,019
TOTAL SHAREHOLDERS’ EQUITY	215,539	230,451
Noncontrolling interest	196	1,129
TOTAL EQUITY	215,735	231,580
TOTAL LIABILITIES AND EQUITY	$2,419,245	$2,466,015

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$23,247	$26,349	$71,020	$80,288
Interest and dividends on investment securities:
Taxable securities	5,148	5,577	16,196	17,707
Nontaxable securities	9	24	44	74
Dividends on securities	102	125	361	333
Federal funds sold and other	44	27	106	75
Total interest income	28,550	32,102	87,727	98,477
INTEREST EXPENSE:
Interest on deposits	2,866	5,082	9,859	15,023
Interest on short-term borrowings and securities sold under agreement to repurchase	276	405	884	1,674
Interest on subordinated debentures	1,521	1,028	4,171	3,388
Total interest expense	4,663	6,515	14,914	20,085
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,887	25,587	72,813	78,392
Provision for loan losses	7,344	20,262	31,608	89,258
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	16,543	5,325	41,205	(10,866)
NONINTEREST INCOME:
Service charges	1,252	1,282	3,779	3,707
Investment advisory and trust income	1,298	1,292	4,124	3,824
Insurance income	3,173	3,019	9,875	9,198
Investment banking income	794	476	2,884	979
Other income	1,496	910	3,989	3,427
Total noninterest income	8,013	6,979	24,651	21,135
NONINTEREST EXPENSE:
Salaries and employee benefits	14,904	13,663	45,325	41,400
Occupancy expenses, premises and equipment	3,459	3,320	10,305	9,882
Amortization of intangibles	161	169	482	506
FDIC and other assessments	1,370	1,061	3,931	3,947
Other real estate owned and loan workout costs	1,364	1,848	4,590	3,304
Impairment of goodwill	—	12,463	—	46,160
Net other than temporary impairment losses on securities recognized in earnings	70	518	379	804
Loss on securities, other assets and other real estate owned	1,227	407	6,389	3,172
Other	3,664	2,517	10,542	8,392
Total noninterest expense	26,219	35,966	81,943	117,567
LOSS BEFORE INCOME TAXES	(1,663)	(23,662)	(16,087)	(107,298)
Provision (benefit) for income taxes	234	(7,919)	(5,923)	(28,587)
NET LOSS	$(1,897)	$(15,743)	$(10,164)	$(78,711)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(199)	208
NET LOSS AFTER NONCONTROLLING INTEREST	$(1,897)	$(15,743)	$(10,363)	$(78,503)

UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENT SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	(79)	1,620	(2,794)	7,903
COMPREHENSIVE LOSS	$(1,976)	$(14,123)	$(13,157)	$(70,600)

EARNINGS PER SHARE:
Basic	$(0.08)	$(0.50)	$(0.36)	$(3.05)
Diluted	$(0.08)	$(0.50)	$(0.36)	$(3.05)

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,164)	$(78,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization on investment securities	1,101	372
Depreciation and amortization	2,934	3,298
Amortization of net loan fees	(129)	(816)
Provision for loan and credit losses	31,608	89,184
Stock-based compensation	1,180	1,133
Federal Home Loan Bank stock dividend	(188)	(174)
Deferred income taxes	(760)	(19,393)
Excess tax (benefit) deficit from stock-based compensation	(10)	63
Increase in cash surrender value of bank-owned life insurance	(904)	(829)
Supplemental executive retirement plan	513	85
Impairment of goodwill	—	46,160
Loss on securities, other assets and other real estate owned	6,817	3,976
Other operating activities, net	(639)	659
Changes in operating assets and liabilities:
Restricted cash	(5,007)	—
Accrued interest and other liabilities	4,152	(680)
Accrued interest receivable	(101)	210
Other assets	(1,855)	(8,068)

Net cash provided by operating activities	28,548	36,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(558)	(542)
Proceeds from other investments	11,544	7,243
Purchases of investment securities available for sale	(255,067)	(49,385)
Proceeds from sale of investment securities available for sale	365	821
Maturities of investment securities available for sale	222,124	83,641
Maturities of investment securities held to maturity	32	63
Deferred payments and cash paid in earn-outs, net	—	(375)
Purchase of bank-owned life insurance	—	(2,658)
Net proceeds from sale of loans and other real estate owned	26,609	13,078
Loan originations and repayments, net	62,338	70,698
Purchase of premises and equipment	(2,571)	(2,028)
Other investing activities, net	1	(538)

Net cash provided by investing activities	64,817	120,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	71,060	114,958
Net increase (decrease) in certificates of deposits	(138,440)	179,410
Net decrease in short-term borrowings	(240)	(443,063)
Net increase (decrease) in securities sold under agreements to repurchase	25,766	(7,816)
Proceeds from issuance of common stock, net	593	56,209
Dividends paid on common stock	(1,102)	(2,229)
Dividends paid on preferred stock	(2,417)	(2,112)
Excess tax benefit (deficit) from stock-based compensation	10	(63)
Net distribution to noncontrolling interests	(1,160)	(541)
Other financing activities, net	—	(52)

Net cash used in financing activities	(45,930)	(105,299)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,435	51,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,637	45,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,072	$96,677

Supplemental disclosures of cash information - cash paid (received) during the period for:
Interest	$15,515	$19,752
Income taxes	$(571)	$2

Supplemental disclosures of noncash activities:
Loans transferred to other real estate owned	$16,899	$28,305
Net loans transferred to loans held for sale	$21,110	$5,538
Loans held for sale transferred to other real estate owned	$—	$1,076

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz IM, Inc.; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; and Financial Designs Ltd. (FDL), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

On July 1, 2010, the Company merged its subsidiary Wagner Investment Management, Inc. (Wagner) into Alexander Capital Management Group, LLC (ACMG), which was then renamed CoBiz Investment Management, LLC.  In conjunction with this transaction, CoBiz ACMG, Inc. was renamed CoBiz IM, Inc.

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and seven in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM, Inc. provides investment management services to institutions and individuals through its subsidiary. FDL provides wealth transfer and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, employee benefits consulting, and risk management consulting services to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB).

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

Effective January 1, 2010, the Company adopted the guidance in ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements (ASU 2010-06), which adds new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 is intended to provide financial statement users with greater transparency about the nature of credit risk in an entity’s portfolio of financing receivables; how risk is analyzed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010, except for certain disclosures related to activity occurring during a reporting period which will be effective for interim and annual reporting periods beginning after December 15, 2010.  The Company is evaluating the effect, if any, ASU 2010-20, will have on its consolidated financial statements.

3.                                      Loss per Common Share and Dividends Declared per Common Share

Loss per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  However, the impact of these shares is not included in the common shareholder basic loss per share for the three and nine months ended September 30, 2010 and 2009 because the effect of including those shares would be anti-dilutive due to the net loss in those periods.  The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2010	2009	2010	2009

Net loss attributable to CoBiz Financial Inc.	$(1,897)	$(15,743)	$(10,363)	$(78,503)
Preferred stock dividends	(942)	(935)	(2,820)	(2,797)
Net loss available to common shareholders	$(2,839)	$(16,678)	$(13,183)	$(81,300)

Distributed earnings (1)	—	—	—	—
Undistributed loss	(2,839)	(16,678)	(13,183)	(81,300)
Loss allocated to common stock	$(2,839)	$(16,678)	$(13,183)	$(81,300)

Weighted average common shares - issued	36,820,329	33,835,209	36,778,072	26,925,477
Average nonvested restricted share awards	(257,867)	(254,017)	(255,606)	(237,605)
Weighted average common shares outstanding - basic	36,562,462	33,581,192	36,522,466	26,687,872
Effect of dilutive stock options outstanding	—	—	—	—
Weighted average common shares outstanding - diluted	36,562,462	33,581,192	36,522,466	26,687,872

Weighted average antidilutive common shares outstanding (2)	3,864,511	3,573,876	3,711,884	3,371,751

Basic earnings per share	$(0.08)	$(0.50)	$(0.36)	$(3.05)
Diluted earnings per share	$(0.08)	$(0.50)	$(0.36)	$(3.05)
Dividends declared per share	$0.01	$0.01	$0.03	$0.09

(1) Dividends paid during the three and nine months ended September 30, 2010 and 2009 were not considered current period distributions.

(2) Shares excluded from the diluted earnings per share computation due to the antidilutive effect.

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive income (loss) for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $79 and $286 for the three months ended September 30 and $527 and $1,937 for the nine months ended September 30	$2,152	$4,391	$3,852	$13,221

Change in OTTI-related component of unrealized gain	570	665	994	864

Unrealized loss on derivative securities, net of reclassification to operations of $(255) and $587 for the three months ended September 30 and $(127) and $2,117 for the nine months ended September 30	(2,849)	(2,443)	(9,353)	(1,338)

Tax benefit (expense) related to items of other comprehensive income	48	(993)	1,713	(4,844)
Other comprehensive income (loss), net of tax	$(79)	$1,620	$(2,794)	$7,903

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$302,979	$12,911	$1,927	$313,963	$391,394	$14,630	$3,111	$402,913
U.S. Government Agencies	119,503	643	4	120,142	56,733	4	284	56,453
Trust preferred securities	61,170	3,515	370	64,315	34,950	1,236	1,405	34,781
Corporate debt securities	58,308	2,104	32	60,380	31,706	991	56	32,641
Municipal securities	1,168	19	—	1,187	2,409	26	18	2,417

	$543,128	$19,192	$2,333	$559,987	$517,192	$16,887	$4,874	$529,205

Held to maturity securities:
Mortgage-backed securities	$270	$8	$—	$278	$302	$6	$—	$308

The amortized cost and estimated fair value of investments in debt securities at September 30, 2010, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$10,228	$10,512	$—	$—
Due after one year through five years	141,065	143,101	—	—
Due after five years through ten years	27,686	28,096	—	—
Due after ten years	61,170	64,315	—	—
Mortgage-backed securities	302,979	313,963	270	278

	$543,128	$559,987	$270	$278

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At September 30, 2010, 98% of the total unrealized loss of $2.3 million is comprised of mortgage-backed and trust preferred securities.  The mortgage-backed securities (MBS) in a loss position consist of three private-label securities.  The Company has recognized other-than-temporary impairments (OTTI) of $1.7 million on these securities, including $0.1 million and $0.4 million recognized during the three and nine months ended September 30, 2010, respectively.  The trust preferred securities (TPS) are all single-entity issues that continue to pay their regularly scheduled dividend payments.

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

The Company has determined there were no OTTI associated with the 18 securities noted within the table below at September 30, 2010.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$—	$—	$2,530	$1,927	$2,530	$1,927
U.S. Government Agencies	12,795	4	—	—	12,795	4
Trust preferred securities	11,418	264	3,270	106	14,688	370
Corporate debt securities	4,968	32	—	—	4,968	32

Total	$29,181	$300	$5,800	$2,033	$34,981	$2,333

The following table presents a roll-forward of the credit loss component of OTTI on securities recognized in earnings during the three and nine months ended September 30, 2010. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The credit component of OTTI recognized in earnings is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2010	September 30, 2010
Beginning balance	$1,640	$1,331

Additions (1):
Additional credit impairment	70	379

Balance at September 30, 2010	$1,710	$1,710

(1) Excludes OTTI on investments we intend to sell.

During the third quarter of 2010, the Company recognized a credit-related OTTI in earnings on a private-label MBS.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the three months ending September 30, 2010.

Inputs at September 30, 2010
Prepayment speed (CPR) (1)	10.7%
Default rate (CDR) (2)	2.4%
Severity (3)	35.2%

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of oustanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at September 30, 2010 and December 31, 2009, consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009

Bank stocks — at cost	$4,786	$14,300
Investment in statutory trusts — equity method	2,172	2,173

	$6,958	$16,473

During the three months ended September 30, 2010, the Company sold $9.4 million of stock in the Federal Home Loan Bank of Topeka (FHLB).  The Company’s investment is primarily related to maintaining a borrowing base with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased and the excess stock was redeemed with the FHLB.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

6.                                      Intangible Assets

At September 30, 2010 and December 31, 2009, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2009	$4,758	$3	$149	$4,910
Impairment loss	—	—	(149)	(149)
Amortization	(479)	(3)	—	(482)
September 30, 2010	$4,279	$—	$—	$4,279

In conjunction with the merger of Wagner into ACMG, an impairment charge of $0.1 million was recognized on the tradename intangible asset which has ceased to be used by the Company at June 30, 2010. The tradename impairment is included in the “Net loss on securities, other assets and other real estate owned” line on the accompanying condensed consolidated statements of operations.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.2 million to be recognized for the remaining three months of fiscal 2010) is estimated in the following table.

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2010	2009	classification	2010	2009

Derivatives designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$686	$4,202	Accrued interest and other liabilities	$5,892	$55

Derivatives not designated as hedging instruments under ASC 815 Interest rate swap	Other assets	$6,767	$3,495	Accrued interest and other liabilities	$7,329	$3,623

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

Hedged	Notional	Fixed	Termination
item	(in thousands)	rate	date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	20,000	5.02%	March 30, 2024

In addition to the cash flow hedges in the table above, the Company had three interest rate swaps with an aggregate notional amount of $35.0 million designated as cash flow hedges of interest rate risk at September 30, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $0.7 million will be reclassified as an increase to interest income and $2.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At September 30, 2010, the Company had 61 interest rate swaps with an aggregate notional amount of $139.7 million related to this program.  During the three and nine months ended September 30, 2010, the Company recognized net losses related to changes in fair value of these swaps of $0.1 million and $0.4 million, respectively.  During the three and nine months ended September 30, 2009, the Company recognized a net loss of $0.2 million and gains of $0.2 million, respectively,  related to changes in fair value of these swaps.  The gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and nine months ended September 30, 2010 and 2009.

	Loss recognized in OCI		Loss recognized in OCI
	(effective portion)		(effective portion)
	for the three months ended September 30,		for the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Cash flow hedges
Interest rate swap	$(2,849)	$(2,443)	$(9,353)	$(1,338)

	Gain (loss) reclassified from accumulated OCI		Gain (loss) reclassified from accumulated OCI
	into earnings (effective portion)		into earnings (effective portion)
	for the three months ended September 30,		for the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Cash flow hedges
Interest rate swap	$(255)	$587	$(127)	$2,117

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

At September 30, 2010, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $12.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $13.8 million against its obligations under these agreements.  At September 30, 2010, the Company was not in default with any of its debt covenants.

8.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at September 30, 2010, is as follows:

(in thousands)	At September 30, 2010	Original Interest Rate	Effective Interest Rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR+ 2.95%	Fixed 6.04%	September 17, 2033	December 17, 2010
CoBiz Capital Trust II	30,928	3-month LIBOR+ 2.60%	Fixed 5.99%	July 23, 2034	October 23, 2010
CoBiz Capital Trust III	20,619	3-month LIBOR+ 1.45%	Fixed 5.02%	September 30, 2035	December 31, 2010
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 7 to the Condensed Consolidated Financial Statements.

9.                                Share-Based Compensation Plans

During the three and nine months ended September 30, 2010, the Company recognized compensation expense (net of estimated forfeitures) of $0.3 million and $1.2 million, respectively, for share-based compensation awards for which the requisite service was rendered in the period as compared to $0.3 million and $1.1 million for the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the nine months ended September 30, 2010.

		Weighted average
		exercise
	Shares	price

Outstanding — December 31, 2009	2,522,243	$13.26
Granted	363,248	7.27
Exercised	(41,412)	5.45
Forfeited	(124,859)	11.62

Outstanding — September 30, 2010	2,719,220	$12.65

Exercisable — September 30, 2010	1,916,975	$14.77

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $3.18.

The following table summarizes changes in stock awards for the nine months ended September 30, 2010.

		Weighted average
		grant date
	Shares	fair value
Nonvested — December 31, 2009	257,050	$6.84
Granted	17,342	6.85
Vested	(12,984)	7.22
Forfeited	(7,500)	5.58

Nonvested — September 30, 2010	253,908	$6.86

At September 30, 2010, there was $2.7 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.2 years.

10.                         Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Managment, and Corporate Support and Other.  The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported has been renamed Wealth Management and a business line has been moved from Insurance into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.

Results of operations and selected financial information by operating segment are as follows:

	Three months ended September 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$28,254	$2	$1	$1	$292	$28,550
Total interest expense	3,215	—	2	3	1,443	4,663
Net interest income	25,039	2	(1)	(2)	(1,151)	23,887
Provision for loan losses	5,860	—	—	—	1,484	7,344
Net interest income (loss) after provision	19,179	2	(1)	(2)	(2,635)	16,543
Noninterest income	2,780	794	2,443	2,028	(32)	8,013
Noninterest expense	6,902	1,085	2,748	2,118	13,366	26,219
Income (loss) before income taxes	15,057	(289)	(306)	(92)	(16,033)	(1,663)
Provision (benefit) for income taxes	5,674	(113)	(122)	(34)	(5,171)	234
Net income (loss) before management fees and overhead allocations	$9,383	$(176)	$(184)	$(58)	$(10,862)	$(1,897)
Management fees and overhead allocations, net of tax	6,656	40	168	83	(6,947)	—
Net income (loss)	2,727	(216)	(352)	(141)	(3,915)	(1,897)
Noncontrolling interest	—	—	—	—	—	—
Net income (loss) after noncontrolling interest	$2,727	$(216)	$(352)	$(141)	$(3,915)	$(1,897)

	Nine months ended September 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$86,720	$5	$1	$1	$1,000	$87,727
Total interest expense	10,950	—	29	9	3,926	14,914
Net interest income	75,770	5	(28)	(8)	(2,926)	72,813
Provision for loan losses	25,547	—	—	—	6,061	31,608
Net interest income (loss) after provision	50,223	5	(28)	(8)	(8,987)	41,205
Noninterest income	7,519	2,884	7,294	6,705	249	24,651
Noninterest expense	27,455	3,240	7,712	6,672	36,864	81,943
Income (loss) before income taxes	30,287	(351)	(446)	25	(45,602)	(16,087)
Provision (benefit) for income taxes	10,842	(139)	(176)	17	(16,467)	(5,923)
Net income (loss) before management fees and overhead allocations	$19,445	$(212)	$(270)	$8	$(29,135)	$(10,164)
Management fees and overhead allocations, net of tax	18,775	122	545	256	(19,698)	—
Net income (loss)	670	(334)	(815)	(248)	(9,437)	(10,164)
Noncontrolling interest	—	—	—	—	(199)	(199)
Net income (loss) after noncontrolling interest	$670	$(334)	$(815)	$(248)	$(9,636)	$(10,363)

	Three months ended September 30, 2009
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$31,901	$2	$—	$—	$199	$32,102
Total interest expense	5,497	—	6	4	1,008	6,515
Net interest income	26,404	2	(6)	(4)	(809)	25,587
Provision for loan losses	19,838	—	—	—	424	20,262
Net interest income (loss) after provision	6,566	2	(6)	(4)	(1,233)	5,325
Noninterest income	2,311	476	2,094	2,217	(119)	6,979
Noninterest expense	8,231	1,154	2,239	2,058	9,821	23,503
Goodwill impairment	—	3,049	5,265	4,149	—	12,463
Income (loss) before income taxes	646	(3,725)	(5,416)	(3,994)	(11,173)	(23,662)
Provision (benefit) for income taxes	14	(1,347)	(835)	(1,507)	(4,244)	(7,919)
Net income (loss) before management fees and overhead allocations	$632	$(2,378)	$(4,581)	$(2,487)	$(6,929)	$(15,743)
Management fees and overhead allocations, net of tax	5,219	30	110	67	(5,426)	—
Net loss	(4,587)	(2,408)	(4,691)	(2,554)	(1,503)	(15,743)
Noncontrolling interest	—	—	—	—	—	—
Net loss after noncontrolling interest	$(4,587)	$(2,408)	$(4,691)	$(2,554)	$(1,503)	$(15,743)

	Nine months ended September 30, 2009
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$98,229	$6	$—	$—	$242	$98,477
Total interest expense	16,686	—	9	10	3,380	20,085
Net interest income	81,543	6	(9)	(10)	(3,138)	78,392
Provision for loan losses	88,834	—	—	—	424	89,258
Net interest income (loss) after provision	(7,291)	6	(9)	(10)	(3,562)	(10,866)
Noninterest income	7,013	979	6,031	6,991	121	21,135
Noninterest expense	26,696	3,025	7,560	6,530	27,596	71,407
Goodwill impairment	15,348	5,279	21,384	4,149	—	46,160
Loss before income taxes	(42,322)	(7,319)	(22,922)	(3,698)	(31,037)	(107,298)
Benefit for income taxes	(9,567)	(3,311)	(1,327)	(1,407)	(12,975)	(28,587)
Net loss before management fees and overhead allocations	$(32,755)	$(4,008)	$(21,595)	$(2,291)	$(18,062)	$(78,711)
Management fees and overhead allocations, net of tax	13,431	98	356	220	(14,105)	—
Net loss	(46,186)	(4,106)	(21,951)	(2,511)	(3,957)	(78,711)
Noncontrolling interest	—	—	—	—	208	208
Net loss after noncontrolling interest	$(46,186)	$(4,106)	$(21,951)	$(2,511)	$(3,749)	$(78,503)

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

Available for sale securities — At September 30, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three and nine months ended September 30, 2010, the Company recognized credit-related OTTI of $0.1 million and $0.4 million, respectively.  In addition, the Company recorded an OTTI of $0.1 million during the nine months ended September 30, 2010, related to a TPS that the Company intends to sell.  Credit-related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at September 30, 2010.

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

The following tables present the Company’s assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
Mortgage-backed securities	$313,963	$—	$311,433	$2,530
U.S. government agencies	120,142	—	120,142	—
Trust preferred securities	64,315	54,568	9,747	—
Corporate debt securities	60,380	—	60,380	—
Municipal securities	1,187	—	1,187	—
Total available for sale securities	$559,987	$54,568	$502,889	$2,530

Derivatives:
Cash flow hedge - interest rate swap	$686	$—	$686	$—
Reverse interest rate swap	6,767	—	6,767	—
Total derivative assets	$7,453	$—	$7,453	$—

Liabilities:
Derivatives:
Cash flow hedge - interest rate swap	$5,892	$—	$5,892	$—
Reverse interest rate swap	7,329	—	7,329	—
Total derivative liabilities	$13,221	$—	$13,221	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
Mortgage-backed securities	$402,913	$—	$400,540	$2,373
U.S. Government Agencies	56,453	—	56,453	—
Trust preferred securities	34,781	28,931	5,850	—
Corporate debt securities	32,641	—	32,641	—
Municipal securities	2,417	—	2,417	—
Total available for sale securities	$529,205	$28,931	$497,901	$2,373

Derivatives:
Cash flow hedge - interest rate swap	$4,202	$—	$4,202	$—
Reverse interest rate swap	3,495	—	3,495	—
Total derivative assets	$7,697	$—	$7,697	$—

Liabilities:
Derivatives:
Cash flow hedge - interest rate swap	$55	$—	$55	$—
Reverse interest rate swap	3,623	—	3,623	—
Total derivative liabilities	$3,678	$—	$3,678	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the nine
Investment securities available for sale	months ended	months ended
(in thousands)	September 30, 2010	September 30, 2010
Beginning balance	$2,173	$2,373
Realized loss on OTTI	(70)	(379)
Paydowns	(202)	(589)
Net accretion	59	131
Unrealized gain included in comprehensive income	570	994
Ending balance	$2,530	$2,530

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following tables present the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$49,802	$—	$—	$49,802
Loans held for sale	3,405	—	—	3,405

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans (impaired)	$62,972	$—	$872	$62,100
Loans held for sale	1,820	—	—	1,820

During the nine months ended September 30, 2010, the Company recorded a provision for loan losses of $21.7 million and charged-off $35.2 million of impaired loans.  The Company charged-off an additional $10.3 million on loans when transferred at fair value to held for sale.  During the year ended December 31, 2009, the Company recorded a provision for loan losses of $84.2 million and charge-offs on impaired loans of $70.7 million.

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

Intangible assets — Intangible assets consist of a non-amortizing trade name that was initially recorded at fair value.  Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the nine months ended
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
OREO	$30,336	$—	$—	$30,336	$(5,803)
Tradename	—	—	—	—	(149)

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the year ended
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Goodwill	$—	$—	$—	$—	$(46,160)
OREO	26,507	—	—	26,507	(3,292)
Tradename	149	—	—	149	(120)

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, the Company performed an impairment test on a tradename intangible asset during the second quarter of 2010 and concluded that the Company’s decision not to use the tradename in the future was a triggering event for an impairment charge.  As a result an impairment charge of $0.1 million was included in earnings for the nine months ended September 30, 2010.

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

	At	At
(in thousands)	September 30, 2010	December 31, 2009
OREO recorded at fair value	$30,336	$26,507
Estimated selling costs	(1,517)	(1,325)
OREO	$28,819	$25,182

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the nine months ended September 30, 2010:

(in thousands)		OREO
At December 31, 2009		$25,182
Foreclosed loans	22,950
Charge-offs	(6,051)
Transferred in		16,899
OREO sales		(7,459)
Net loss on sale and valuation adjustments		(5,803)
At September 30, 2010		28,819
Estimated selling costs		1,517
OREO recorded at fair value		$30,336

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$95,072	$95,072	$47,637	$47,637
Investment securities available for sale	559,987	559,987	529,205	529,205
Investment securities held to maturity	270	278	302	308
Other investments	6,958	6,958	16,473	16,473
Loans — net	1,573,893	1,586,645	1,705,750	1,704,299
Loans held for sale	3,405	3,405	1,820	1,820
Accrued interest receivable	8,285	8,285	8,184	8,184
Interest rate swaps	7,453	7,453	7,697	7,697
Bank-owned life insurance	35,464	35,464	34,560	34,560

Financial liabilities:
Deposits	$1,901,453	$1,903,858	$1,968,833	$1,971,213
Other short-term borrowings	—	—	240	240
Securities sold under agreements to repurchase	165,560	170,462	139,794	136,329
Accrued interest payable	899	899	1,500	1,500
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	19,283	20,984	18,676
Interest rate swaps	13,221	13,221	3,678	3,678

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

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value.

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2010:

At September 30, 2010	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$215,539	$210,091
Disallowed intangible assets	(3,958)	—
Unrealized gain on available for sale securities	(10,453)	(10,453)
Unrealized gain on cash flow hedges	3,228	(425)
Subordinated debentures	69,438	—
Disallowed deferred tax asset	(21,937)	(5,228)
Other deductions	(127)	—
Tier I regulatory capital	$251,730	$193,985

Subordinated notes payable	$20,984	$—
Allowance for loan losses	24,384	24,003
Subordinated debentures	562	—
Total risk-based regulatory capital	$297,660	$217,988

	Company			Bank
At September 30, 2010	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$251,730	$297,660	$251,730	$193,985	$217,988	$193,985
Well-capitalized requirement	114,581	190,968	119,826	112,739	187,899	118,288
Regulatory capital - excess	$137,149	$106,692	$131,904	$81,246	$30,089	$75,697
Capital ratios	13.18%	15.59%	10.50%	10.32%	11.60%	8.20%
Minimum capital requirement	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%
Well capitalized requirement (1)	6.00%	10.00%	5.00%	6.00%	10.00%	5.00%

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

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include: commercial banking, investment banking, wealth management and insurance.

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

Industry Overview

The Chairman of the Federal Reserve indicated in a speech on August 27, 2010, that economic activity that appeared in the second half of 2009 has continued, but at a pace lower than projected earlier in the year.  Based on the Federal Reserve’s projection of economic activity, it is expected that the current pace of economic activity will continue throughout 2010 and accelerate in 2011.  Based on those projections, the unemployment rate would reduce over time.  While consumer spending and business fixed investment continue to restrict economic recovery, business investment in equipment and software increased to a rate of more than 20% in the first half of 2010.  However, disappointing labor market data coupled with low consumer spending and lower than expected growth in housing indicates that the recovery of output and employment has slowed.

The unemployment rate slightly decreased from 10.0% in December 2009 to 9.6% as of September 2010.  The high unemployment rate is another driving factor that could prolong a weak economy.  Bank failures have also continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC, causing estimated losses of $35.6 billion to the Depository Insurance Fund.  Between January and October 1, 2010, another 129 banks have gone into receivership, causing an additional $16.8 billion in losses through June 30, 2010.  The FDIC’s “problem list” stood at 829 at June 30, 2010, up from 702 at the end of 2009 and 252 at the end of 2008.

In the second quarter of 2010, FDIC-insured commercial banks reported a combined net income of $21.6 billion, the highest level in two years.  Driving the increase in earnings were reductions in loan loss provisions and goodwill impairments.  Two out of three FDIC-insured institutions reported improved year-over-year earnings.  For the first time since 2006, net charge-offs decreased year-over-year.  In addition, noncurrent loans also posted a quarterly decline for the first time in more than four years.  Noncurrent loans decreased since the first quarter of 2010 in every major category except nonfarm nonresidential real estate loans.  However, the increase in these loans was the smallest quarterly increase in three years.

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

•                  Reformation of mortgage lending;

•                  Restrictions on the ability of banking organizations to sponsor or invest in private equity and hedge funds; and

•                  Provisions that repeal the prohibition on banking organizations from paying interest on demand deposits.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first nine months of 2010:

•                  On July 1, 2010, the Company merged Wagner into ACMG, which was then renamed CoBiz Investment Management, LLC.  The merging of these two subsidiaries was part of the Company’s strategic initiative to create a focused wealth management offering.  In conjunction with this transaction, the Company has changed its operating segments to reflect the realignment of wealth management.   As part of this change, the Investment Advisory and Trust segment has been renamed Wealth Management and the wealth transfer business line of FDL has been moved from Insurance into the new Wealth Management segment.

•            Net loss for the three and nine months ended September 30, 2010 was $1.9 million and $10.4 million, respectively, compared to a net loss of $15.7 million and $78.5 million for the same periods in 2009.  Included in the net loss for the three and nine months of 2009 were goodwill impairment charges of $12.5 million and $46.2 million, respectively.

•            Diluted loss per share for the three and nine months ended September 30, 2010, was $0.08 and $0.36, respectively, compared to $0.50 and $3.05, for the same periods in 2009.

•            Earnings for three and nine months ended September 30, 2010 were negatively impacted by valuation losses of $1.3 million and $6.8 million, respectively. The majority of these losses have been on OREO properties. Valuation adjustments and losses for the respective periods in 2009 were $0.9 million and $4.0 million.

•            Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2010, decreased to $24.0 million and $73.2 million, respectively, compared to $25.8 million and $78.9 million for the same periods in 2009.

•            The net interest margin on a tax-equivalent basis was 4.33% and 4.41% for the three and nine months ended September 30, 2010, compared to 4.40% and 4.39% for the same periods in 2009.

•            Gross loans decreased $140.1 million from December 31, 2009.

•            Provision for loan and credit losses for the three and nine months ended September 30, 2010, was $7.3 million and $31.6 million, respectively, compared to $20.2 million and $89.2 million for the comparable periods in 2009.  The provision for loan losses has decreased for five consecutive quarters since it peaked in the second quarter 2009 at $35.2 million.

•            Net loan charge-offs totaled $10.0 million for the three months ended September 30, 2010, or 2.4% annualized of average loans during the period, compared to 2.8% annualized for the same period in 2009.

•            Nonperforming assets decreased to $92.9 million or 3.8% of total assets at September 30, 2010, compared to $104.5 million or 4.2% of total assets at December 31, 2009.

•            The allowance for loan and credit losses decreased to 4.0% of total loans at September 30, 2010, from 4.2% at December 31, 2009.

•            The Company’s total risk-based capital ratio decreased to 15.59% at the end the third quarter of 2010 from 16.25% at the end of 2009.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September 30, 2010, 23.5% or $567.4 million of total assets represented assets recorded at fair value on a recurring basis.  At September 30, 2010, 0.6% or $13.2 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis represented $83.5 million or 3.5% of total assets.

At September 30, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  The fair value of available for sale securities at September 30, 2010, using Level 1 and 2 inputs was $557.5 million.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.5 million at September 30, 2010.  Investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets at the report date.  The Company recognized losses of $0.1 million and $0.4 million on the private-label MBS for the three and nine months ended September 30, 2010.  Unrealized losses of $1.9 million were recorded in accumulated other comprehensive income relating to private-label MBS at September 30, 2010.

The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs

(i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2010, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  At the time of foreclosure, OREO is measured at fair value, less selling costs, which becomes its new costs basis.  Subsequent to acquisition, OREO is carried at the lower of cost or fair value, less selling costs.  Fair values are based on property appraisals, generally considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At September 30, 2010, the Company has recorded a net deferred tax asset of $32.1 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to evaluate the need for a valuation allowance on these assets.  At September 30, 2010, the Company believes that it is more likely than not that the deferred tax assets will be fully realized.

Financial Condition

Total assets at September 30, 2010, were $2.4 billion, relatively unchanged from December 31, 2009.  The following paragraphs discuss changes in the relative mix of certain assets classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments comprised 23.4% of total assets at September 30, 2010, up slightly from 22.1% at December 31, 2009.

As seen in the table below, the investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not hold any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

Purchases during the quarter were primarily of U.S. government agencies, trust preferred securities and corporate debt securities.  The majority of maturities and paydowns were attributed to the MBS portfolio in the third quarter.  The net unrealized gain on available-for-sale securities increased $4.8 million to $16.9 million at September 30, 2010 from $12.0 million at December 31, 2009.

					% of
	September 30, 2010		% of	Unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Book value	Fair value	portfolio	gain (loss)	gain (loss)
(in thousands)
Mortgage-backed securities	$298,521	$311,433	55.5%	$12,912	76.6%
U.S. government agencies	119,503	120,142	21.5%	639	3.8%
Trust preferred securities	61,170	64,315	11.5%	3,145	18.6%
Corporate debt securities	58,308	60,380	10.8%	2,072	12.3%
Municipal securities	1,168	1,187	0.2%	19	0.1%
Private label mortgage-backed securities	4,458	2,530	0.5%	(1,928)	(11.4)%
Total available for sale securities	$543,128	$559,987	100.0%	$16,859	100.0%

The Company also has Other Investments carried at cost with a value of $7.0 million at September 30, 2010, a decrease of $9.5 million from $16.5 million December 31, 2009.  During the three months ended September 30, 2010, the Company sold $9.4 million of stock in the FHLB.  The Company’s investment is primarily related to a borrowing base maintained with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased and the excess stock was redeemed with the FHLB.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

Loans.  Gross loans held for investment decreased $141.6 million or 8.0% to $1.6 billion at September 30, 2010 compared to December 31, 2009.  During the first nine months of 2010 the Company advanced $178.1 million in new credit relationships and an additional $230.4 million on existing lines.  Credit extensions were offset by paydowns and maturities of $503.1 million and charge-offs of $45.5 million during the nine months ended September 30, 2010.  Loan generation continues to be a challenge for both the Company and the industry.

	September 30, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of
LOANS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
Commercial	$569,607	36.1%	$559,612	32.8%	$579,524	32.2%
Real Estate - mortgage	798,435	50.7%	832,509	48.8%	859,329	47.7%
Land Acquisition & Development	92,267	5.8%	152,667	8.9%	178,949	10.0%
Real Estate - construction	85,763	5.4%	144,069	8.4%	165,923	9.2%
Consumer	75,233	4.8%	76,103	4.5%	82,021	4.6%
Other	17,913	1.1%	15,906	0.9%	12,379	0.7%
Gross loans	1,639,218	103.9%	1,780,866	104.3%	1,878,125	104.4%
Less allowance for loan losses	(65,325)	(4.1)%	(75,116)	(4.4)%	(81,499)	(4.5)%
Net loans held for investment	1,573,893	99.8%	1,705,750	99.9%	1,796,626	99.9%
Loans held for sale	3,405	0.2%	1,820	0.1%	1,844	0.1%
Total net loans	$1,577,298	100.0%	$1,707,570	100.0%	$1,798,470	100.0%

Land A&D and Construction loans were the primary contributors to the decline in the loan portfolio during 2010, with decreases of $60.4 million and $58.3 million, respectively.  The Company has acted to reduce the Company’s exposure to these loan types given negative trends in real estate values and economic uncertainties.

The allowance for loan losses decreased $9.8 million during the first nine months of 2010, the net result of provision for loan losses of $31.6 million and net charge-offs of $41.4 million.  See the Provision and Allowance for Loan and Credit Losses section of this report for additional discussion.

Loans Held for Sale.  At September 30, 2010, the Company had $3.4 million of loans classified as held for sale, an increase of $1.6 million from December 31, 2009. The Company classifies a loan as held-for-sale when it determines it will actively market a loan with the intent to divest the credit.

Deferred Income Taxes.  Deferred income taxes increased $2.4 million to $32.1 million at September 30, 2010, from $29.7 million at December 31, 2009. The increase was primarily related to the impact of the change in fair value of interest rate swaps and impairment charges on OREO, offset by the decrease in the allowance for loan losses.  The Company monitors its deferred income tax asset and evaluates the likelihood the asset can be realized either through tax loss carrybacks or future taxable earnings.  In the event all or a portion of the deferred tax assets will not be realized a valuation allowance will be established through a charge to earnings.  At September 30, 2010, the Company believes it is more likely than not that deferred tax assets will be fully realized and no valuation allowance has been recorded.

Other Real Estate Owned.  OREO increased $3.7 million to $28.9 million at September 30, 2010, from $25.2 million at December 31, 2009.  During the first nine months of 2010, the Company took possession of $16.9 million in OREO, received sales proceeds of $7.5 million and recorded valuation allowances and losses on sale of $5.8 million ($3.7 million of which relates to a valuation adjustment in the second quarter of 2010 on a single property). At September 30, 2010, $14.0 million, or 49%, of OREO was in Colorado and $14.8 million, or 51%, was in Arizona.

Other Assets.  Other Assets increased by $8.3 million to $62.4 million at September 30, 2010, from $54.1 million at December 31, 2009.  The change is primarily attributable to an increase of $4.6 million in income taxes receivable and $5.0 million related to cash deposits pledged to correspondent banks as collateral for confirming letters of credit.  These increases were offset by decreases in other miscellaneous assets.

Deposits.  Total deposits decreased $67.4 million to $1.9 billion at September 30, 2010 from $2.0 billion at December 31, 2009.  Through the first nine months of 2010 demand deposits increased of $78.7 million, while certificate of deposits decreased $138.4 million.  Noninterest bearing deposits represented 32.7% of total deposits at September 30, 2010, compared to 27.6% at December 31, 2009.

	September 30, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
(in thousands)
NOW and money market	$693,063	33.5%	$708,445	33.6%	$583,877	28.4%
Savings	9,160	0.4%	10,552	0.5%	9,952	0.5%
Eurodollar	116,681	5.6%	107,500	5.1%	113,936	5.5%
Certificates of deposit under $100,000	44,209	2.1%	52,430	2.5%	53,942	2.6%
Certificates of deposit $100,000 and over	261,632	12.8%	358,424	17.0%	420,962	20.4%
Reciprocal CDARS	155,188	7.5%	178,382	8.5%	191,211	9.3%
Brokered deposits	100	0.0%	10,332	0.5%	35,367	1.7%
Total interest-bearing deposits	1,280,033	61.9%	1,426,065	67.7%	1,409,247	68.4%
Noninterest-bearing demand deposits	621,420	30.1%	542,768	25.7%	524,171	25.5%
Customer repurchase agreements	165,559	8.0%	139,794	6.6%	125,662	6.1%
Total deposits and customer repurchase agreements	$2,067,012	100.0%	$2,108,627	100.0%	$2,059,080	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  Management does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase increased $25.8 million, or 18.4%, to $165.6 million at September 30, 2010, from $139.8 million at December 31, 2009.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. Significant growth in deposits and a reduction in the loan portfolio since the beginning of 2009 reduced the Company’s need for wholesale borrowings.  At September 30, 2010 there were no short-term borrowings outstanding.  However, If we are unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which historically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $10.9 million, or 33.7%, to $43.3 million at September 30, 2010, compared to $32.4 million at December 31, 2009.  The increase relates to the fair value of interest rate swaps in a liability position at September 30, 2010, offset by a decline in liabilities recorded for investment purchases accrued in 2009 and settled in 2010.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,				Nine months ended September 30,
	Increase/(decrease)				Increase/(decrease)
INCOME STATEMENT DATA	2010	2009	Amount	%	2010	2009	Amount	%
(in thousands)
Interest income	$28,550	$32,102	$(3,552)	(11.1)%	$87,727	$98,477	$(10,750)	(10.9)%
Interest expense	4,663	6,515	(1,852)	(28.4)%	14,914	20,085	(5,171)	(25.7)%
NET INTEREST INCOME BEFORE PROVISION	23,887	25,587	(1,700)	(6.6)%	72,813	78,392	(5,579)	(7.1)%
Provision for loan losses	7,344	20,262	(12,918)	(63.8)%	31,608	89,258	(57,650)	(64.6)%
NET INTEREST INCOME (LOSS) AFTER PROVISION	16,543	5,325	11,218	210.7%	41,205	(10,866)	52,071	479.2%
Noninterest income	8,013	6,979	1,034	14.8%	24,651	21,135	3,516	16.6%
Noninterest expense	26,219	23,503	2,716	11.6%	81,943	71,407	10,536	14.8%
Impairment of goodwill	—	12,463	(12,463)	(100.0)%	—	46,160	(46,160)	(100.0)%
LOSS BEFORE INCOME TAXES	(1,663)	(23,662)	21,999	93.0%	(16,087)	(107,298)	91,211	85.0%
Provision (benefit) for income taxes	234	(7,919)	8,153	(103.0)%	(5,923)	(28,587)	22,664	79.3%
NET LOSS	(1,897)	(15,743)	13,846	88.0%	(10,164)	(78,711)	68,547	87.1%
Noncontrolling interest	—	—	—	0.0%	(199)	208	(407)	(195.7)%
NET LOSS AFTER NONCONTROLLING INTEREST	$(1,897)	$(15,743)	$13,846	88.0%	$(10,363)	$(78,503)	$68,140	86.8%

The annualized return on average assets for the three and nine months ended September 30, 2010 was (0.31)% and (0.57)%, respectively, compared to (2.48)% and (4.06)%, for the same periods in 2009.  The annualized return on average shareholders’ equity for the three and nine months ended September 30, 2010 was (3.45)% and (6.16)%, respectively, compared to (25.11)% and (44.46)% for the same periods in 2009.  The improvement in our return on average assets and shareholders’ equity is primarily attributable to a reduction in the provision for loan losses of $12.9 million and $57.6 million for the three and nine months ended September 30, 2010, respectively, compared to the year earlier period.  In addition, the three and nine months ended September 30, 2009 were negatively impacted by goodwill impairment charges of $12.5 million and $46.2 million, respectively.  For the three and nine months ended September 30, 2010, the efficiency ratio was 78.12% and 77.29%, respectively, compared to 69.33% and 67.61% for the same periods in 2009.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended,
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$40,923	$45	0.43%	$14,259	$27	0.74%
Investment securities (2)	556,950	5,289	3.80%	462,761	5,741	4.96%
Loans (2), (3)	1,671,370	23,328	5.46%	1,920,384	26,507	5.40%
Allowance for loan losses	(69,139)			(74,994)
Total interest-earning assets	$2,200,104	$28,662	4.95%	$2,322,410	$32,275	5.29%
Noninterest-earning assets
Other	222,311			195,983
Total assets	$2,422,415			$2,518,393

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$692,659	$1,182	0.68%	$548,706	$1,516	1.10%
Savings	9,309	7	0.30%	9,455	12	0.50%
Eurodollar	118,278	267	0.88%	114,388	355	1.21%
Certificates of deposit
Brokered	387	2	2.05%	48,063	154	1.27%
Reciprocal	160,051	370	0.92%	131,212	480	1.45%
Under $100,000	45,225	147	1.29%	55,826	341	2.42%
$100,000 and over	285,195	890	1.24%	418,675	2,224	2.11%
Total interest-bearing deposits	$1,311,104	$2,865	0.87%	$1,326,325	$5,082	1.52%
Other borrowings
Securities sold under agreements to repurchase	158,954	275	0.68%	121,466	277	0.89%
Other short-term borrowings	2,640	2	0.30%	200,176	127	0.25%
Long term-debt	93,150	1,521	6.39%	93,150	1,029	4.32%
Total interest-bearing liabilities	$1,565,848	$4,663	1.17%	$1,741,117	$6,515	1.48%
Noninterest-bearing demand accounts	610,933			509,337
Total deposits and interest-bearing liabilities	2,176,781			2,250,454
Other noninterest-bearing liabilities	27,297			17,922
Total liabilities	2,204,078			2,268,376
Total equity	218,337			250,017
Total liabilities and equity	$2,422,415			$2,518,393
Net interest income - taxable equivalent		$23,999			$25,760
Net interest spread			3.78%			3.81%
Net interest margin			4.33%			4.40%
Ratio of average interest-earning assets to average interest-bearing liabilities	140.51%			133.39%

	For the nine months ended September 30,
		2010			2009
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$27,941	$106	0.50%	$7,828	$75	1.26%
Investment securities (2)	545,189	16,696	4.08%	474,434	18,160	5.10%
Loans (2), (3)	1,717,693	71,321	5.48%	1,985,641	80,786	5.37%
Allowance for loan losses	(72,255)			(62,622)
Total interest earning-assets	$2,218,568	$88,123	5.07%	$2,405,281	$99,021	5.30%
Noninterest-earning assets
Other	210,793			179,897
Total assets	$2,429,361			$2,585,178

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$710,107	$3,771	0.71%	$533,555	$4,513	1.13%
Savings	9,824	24	0.33%	9,642	35	0.49%
Eurodollar	111,251	794	0.94%	103,318	993	1.27%
Certificates of deposit
Brokered	2,322	38	2.19%	38,456	340	1.18%
Reciprocal	171,836	1,315	1.02%	116,473	1,251	1.44%
Under $100,000	48,230	541	1.50%	63,796	1,285	2.69%
$100,000 and over	318,783	3,376	1.42%	394,274	6,606	2.24%
Total interest-bearing deposits	$1,372,353	$9,859	0.96%	$1,259,514	$15,023	1.59%
Other borrowings
Securities sold under agreements to repurchase	143,630	862	0.79%	121,523	808	0.88%
Other short-term borrowings	9,946	22	0.29%	386,063	866	0.30%
Long-term debt	93,150	4,171	5.90%	93,150	3,388	4.80%
Total interest-bearing liabilities	$1,619,079	$14,914	1.22%	$1,860,250	$20,085	1.44%
Noninterest-bearing demand accounts	563,934			469,953
Total deposits and interest-bearing liabilities	2,183,013			2,330,203
Other noninterest-bearing liabilities	20,885			17,942
Total liabilities	2,203,898			2,348,145
Total equity	225,463			237,033
Total liabilities and equity	$2,429,361			$2,585,178
Net interest income - taxable equivalent		$73,209			$78,936
Net interest spread			3.85%			3.86%
Net interest margin			4.41%			4.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.03%			129.30%

(1)                                  Average yield or cost for the three and nine months ended September 30, 2010 and 2009 has been annualized, and is not necessarily indicative of results for the entire year.

(2)                                  Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)                                  Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2010, decreased $1.8 million and $5.7 million, respectively, over the prior year periods.  The decrease in both periods was primarily driven by attrition in the loan portfolio and a decrease in the yield on the investment portfolio.  These decreases were partially offset by lower rates on deposits and a shift in the deposit mix from higher-yielding certificates of deposit to NOW and money market accounts.  For the three months ending September 30, 2010, compared to the same period in 2009, the yield on average interest-earning assets decreased 34 basis points to 4.95%, while rates on average interest-bearing liabilities decreased by 31 basis points to 1.17%.  For the nine months ending September 30, 2010, compared to the same period in 2009, the yield on average interest-earning assets decreased 23 basis points to 5.07%, while rates on average interest-bearing liabilities decreased by 22  basis points to 1.22%.  The Company’s improved liquidity position over the past year has negatively impacted the net interest margin as we have maintained a larger balance in cash and investment accounts with a lower yield than the loan portfolio.  The Company expects to redeploy its excess liquidity into higher yielding loans in future quarters.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,				Nine months ended September 30,
	Increase/(decrease)				Increase/(decrease)
NONINTEREST INCOME	2010	2009	Amount	%	2010	2009	Amount	%
(in thousands)
Service charges	$1,252	$1,282	$(30)	(2.3)%	$3,779	$3,707	$72	1.9%
Investment advisory and trust income	1,298	1,292	6	0.5%	4,124	3,824	300	7.8%
Insurance income	3,173	3,019	154	5.1%	9,875	9,198	677	7.4%
Investment banking income	794	476	318	66.8%	2,884	979	1,905	194.6%
Other income	1,496	910	586	64.4%	3,989	3,427	562	16.4%
Total noninterest income	$8,013	$6,979	$1,034	14.8%	$24,651	$21,135	$3,516	16.6%

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts; letters of credit and ancillary loan fees; income from investment advisory and trust services; income from life insurance and wealth transfer products; benefits brokerage; property and casualty insurance; retainer and success fees from investment banking engagements; and increases in the cash surrender value of bank-owned life insurance.

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were relatively flat for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three months ended September 30, 2010 was consistent with the prior year period.  For the nine months ended September 30, 2010, income increased $0.3 million from the same period in 2009.  Fees earned are generally based on a percentage of the Assets Under Management (AUM) and market volatility has a direct impact on earnings.

At September 30, 2010, discretionary AUM, primarily equity securities, were $753.9 million compared to $743.3 million a year ago.  Year to date, total AUM (discretionary and custodial assets) increased $4.6 million to $1.5 billion at September 30, 2010.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and property and casualty.  Beginning with the third quarter of 2010, income earned on wealth transfer transactions is included in the Wealth Management segment.  Prior to this time, wealth transfer income was included in the Insurance segment.  The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the number of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.

For the three and nine months ended on September 30, 2010 and 2009, revenue earned from insurance lines was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Wealth transfer and executive compensation	34.2%	24.7%	30.1%	22.2%
Benefits consulting	22.9%	25.8%	23.6%	27.6%
Property and casualty	41.1%	47.4%	44.1%	48.0%
Fee income	1.8%	2.1%	2.2%	2.2%
	100.0%	100.0%	100.0%	100.0%

Insurance income increased $0.2 million and $0.7 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  The increases in 2010 are primarily attributed to an increase in commissions on the placement of life insurance policies in wealth transfer cases.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectibility of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and nine months ended September 30, 2010, increased $0.3 million and $1.9 million, respectively, compared to the same periods in 2009.  The investment banking segment successfully closed several deals in both the second and third quarters of 2010, which were the most active quarters for deal closings since the end of 2008.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The increase for the three months ended September 30, 2010, is primarily due to fees and valuation adjustments on the customer swap portfolio of $0.3 million; earnings on equity method and private equity investments of $0.2 million; and rental income on OREO properties of $0.1 million.  The increase for the nine months ended September 30, 2010, is primarily due to earnings on equity method and private equity investments of $0.8 million and rental income on OREO properties of $0.2 million, offset by a decrease in fees and valuation adjustments on the customer swap portfolio of $0.5 million.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,				Nine months ended September 30,
	Increase/(decrease)				Increase/(decrease)
NONINTEREST EXPENSES	2010	2009	Amount	%	2010	2009	Amount	%
(in thousands)
Salaries and employee benefits	$14,580	$13,350	$1,230	9.2%	$44,145	$40,269	$3,876	9.6%
Share-based compensation expense	324	313	11	3.5%	1,180	1,131	49	4.3%
Occupancy expenses, premises and equipment	3,459	3,320	139	4.2%	10,305	9,882	423	4.3%
Amortization of intangibles	161	169	(8)	(4.7)%	482	506	(24)	(4.7)%
FDIC and other assessments	1,370	1,061	309	29.1%	3,931	3,947	(16)	(0.4)%
OREO and loan workout costs	1,364	1,848	(484)	(26.2)%	4,590	3,304	1,286	38.9%
Impairment of goodwill	—	12,463	(12,463)	(100.0)%	—	46,160	(46,160)	(100.0)%
Net OTTI on securities recognized in earnings	70	518	(448)	(86.5)%	379	804	(425)	(52.9)%
Loss on securities, other assets and OREO	1,227	407	820	201.5%	6,389	3,172	3,217	101.4%
Other operating expenses	3,664	2,517	1,147	45.6%	10,542	8,392	2,150	25.6%
Total noninterest expenses	$26,219	$35,966	$(9,747)	(27.1)%	$81,943	$117,567	$(35,624)	(30.3)%

Salaries and Employee Benefits.  Salaries and employee benefits increased $1.2 million and $3.9 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in salaries and employee benefits is primarily attributable to the Company’s successful efforts in attracting a number of talented employees during the latter half of 2009 and increased compensation to commission-based employees due to the improvement in fee based income.  Also contributing to the increase in salaries and employee benefits is an increase of $0.4 million and $1.2 million in bonus expense for the three and nine months ended September 30, 2010, as a result of management’s expectations of improved financial performance over the prior year.  Overall, the Company’s full-time equivalent employees increased to 553 at the end of the third quarter of 2010 from 542 a year earlier.

Share-based Compensation. The Company uses share-based compensation to retain existing employees and recruit new employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.1 million and $0.4 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase in occupancy costs is a result of an increase in common area management fees and rent expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments of the Colorado Division of Banking are based on statutory and risk classification factors.  The FDIC assessments are based on the balance of domestic deposits and the Company’s regulatory rating.  The increase in FDIC and other assessments for the three months ended September 30, 2010, over the same period in 2009, was due to an increase in the Company’s base assessment rate and an increase in the TLGP Transaction Account Guarantee Program.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.5 million for the three months ended September 30, 2010, compared to the same period in 2009.  The decrease quarter-over-quarter is related to the restructuring in the third quarter of 2010 of a large OREO property that had a high level of ongoing maintenance expense in the prior year.  Costs increased $1.3 million for the nine months ended September 30, 2010, compared to the same period in 2009. OREO and loan costs are directly correlated to increased levels of nonperforming assets which have increased from $47.0 million at the end of 2008 to $92.9 million at September 30, 2010.

Impairment of Goodwill.  During the first and third quarters of 2009, the Company concluded that the decline in its market capitalization and continued economic uncertainty were triggering events that required a goodwill impairment test.  The results of the impairment analyses indicated that goodwill was impaired by $33.7 million in the first quarter and $12.5 million in the third quarter.  These impairment charges were included in earnings for the three and nine months ended September 30, 2009.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the third quarter of 2010, OTTI of $0.1 million was related to one private-label MBS.  For the nine months ended September 30, 2010, the OTTI of $0.4 million was related to three private-label MBS.  OTTI for the three and nine months ended September 30, 2009, was primarily related to OTTI on two debt securities.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	Three months ended September 30,				Nine months ended September 30,
	Increase/(decrease)				Increase/(decrease)
(in thousands)	2010	2009	Amount	%	2010	2009	Amount	%
OREO	$1,207	$637	$570	89.5%	$5,803	$1,789	$4,014	224.4%
Investment securities	10	(230)	240	(104.3)%	149	1,135	(986)	(86.9)%
Loans held for sale	10	—	10	0.0%	359	120	239	199.2%
Other	—	—	—	0.0%	78	128	(50)	(39.1)%
	$1,227	$407	$820	201.5%	$6,389	$3,172	$3,217	101.4%

The OREO valuation adjustment of $1.2 million in the three months ending September 30, 2010 relates primarily to two properties that were adjusted or sold during the quarter.  The year-to-date loss of $5.8 million on OREO primarily relates to a $3.7 million valuation adjustment recorded in the second quarter of 2010 on a single property.  Due to continued weakness in the real estate market, the Company updated its appraised value on the property which indicated that the overall value had declined.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments.  Other operating expenses for the three and nine months ended September 30, 2010, increased approximately $1.1 million and $2.2 million as compared to the prior year periods.  The largest drivers of the increase were accounting, legal and professional fees, and   marketing costs.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase /
(in thousands)	2010	2009	(decrease)	2010	2009	(decrease)
Provision for loan losses	$7,344	$20,262	$(12,918)	$31,608	$89,258	$(57,650)
Provision for credit losses (included in other expenses)	—	(74)	74	—	(74)	74
Total provision for loan and credit losses	$7,344	$20,188	$(12,844)	$31,608	$89,184	$(57,576)

The decrease in the provision for loan and credit losses of $12.8 million and $57.6 million for the three and nine months ended September 30, 2010, respectively, over the prior year periods is primarily attributable to a declining trend in new problem loans.  The decrease in provision for loan and credit losses during the three months ended

September 30, 2010, marked the fifth consecutive quarterly decrease.  Provision for loan and credit losses peaked during the second quarter of 2009 at $35.1 million.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At September 30, 2010, the allowance for loan and credit losses was 3.99% of total loans, compared to 4.23% at December 31, 2009, and 4.35% at September 30, 2009.  The combination of slowing loan deterioration and prudent provisioning resulted in the ratio of allowance for loan and credit losses to nonperforming loans to increase to 102.34% at September 30, 2010 compared to 97.28% at December 31, 2009.  The ratio of allowance for loan and credit losses to nonperforming loans was 107.9% at September 30, 2010.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and nine months ended September 30, 2010, the Company had net charge-offs of $10.0 million and $41.4 million, respectively, compared to $14.0 million and $50.6 million for the same periods in 2009.  Year-to-date net charge-offs are comprised of $19.5 million from the Arizona market and $21.9 million from Colorado.  Approximately 46% or $19.0 million of total net charge-offs relate to eight Colorado relationships with net charge-offs in excess of $1.0 million each while eight Arizona relationships with charge-offs in excess of $1 million account for nearly 26% of total net charge-offs.  Overall, net charge-offs continue to be concentrated in the Land A&D category comprising 46% of total net charge-offs while real estate — mortgage loans account for 23% of total net charge-offs during the nine months ended September 30, 2010.

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

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Balance of allowance for loan losses at beginning of period	$75,116	$42,851	$42,851
Charge-offs:
Commercial	7,227	14,991	10,394
Real estate — mortgage	9,844	9,572	2,920
Land acquisition and development	21,788	44,961	31,886
Real estate — construction	5,822	4,886	4,505
Consumer	367	2,081	3,105
Other	442	86	25
Total charge-offs	45,490	76,577	52,835
Recoveries:
Commercial	1,094	1,989	1,717
Real estate — mortgage	170	78	44
Land acquisition and development	2,560	783	302
Real estate — construction	127	121	143
Consumer	127	36	4
Other	13	20	15
Total recoveries	4,091	3,027	2,225
Net charge-offs	(41,399)	(73,550)	(50,610)
Provision for loan losses charged to operations	31,608	105,815	89,258
Balance of allowance for loan losses at end of period	$65,325	$75,116	$81,499

Balance of allowance for credit losses at beginning of period	$155	$259	$259
Provision for credit losses charged to operations	—	(104)	(74)
Balance of allowance for credit losses at end of period	$155	$155	$185

Total provision for loan and credit losses charged to operations	$31,608	$105,711	$89,184

Ratio of net charge-offs to average loans	2.41%	3.78%	3.41%

Average loans outstanding during the period	$1,717,693	$1,948,120	$1,985,641

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO. The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2010	2009	2009
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$3,761	$509	$3,949
Nonaccrual loans:
Commercial	7,401	12,696	12,058
Real estate - mortgage	26,215	18,832	21,029
Land acquisition and development	10,998	34,033	28,195
Real estate - construction	14,673	9,632	6,604
Consumer and other	934	3,496	3,899
Total nonaccrual loans	60,222	78,689	71,785
Total nonperforming loans	63,983	79,198	75,734
OREO and repossessed assets	28,919	25,318	22,452
Total nonperforming assets	$92,902	$104,516	$98,186

Allowance for loan losses	$65,325	$75,116	$81,499
Allowance for credit losses	155	155	185
Allowance for loan and credit losses	$65,480	$75,271	$81,684

Nonperforming assets to total assets	3.84%	4.24%	3.87%
Nonperforming loans to total loans	3.90%	4.44%	4.03%
Nonperforming loans and OREO to total loans and OREO	5.56%	5.78%	5.16%
Allowance for Loan and Credit Losses to Total Loans (excluding loans held for sale)	3.99%	4.23%	4.35%
Allowance for loan and credit losses to nonperforming loans	102.34%	97.28%	107.86%

Of the $92.9 million in nonperforming assets, 58% were in Colorado and 42% were in Arizona at September 30, 2010.  OREO and repossessed assets represents 31% of total nonperforming assets while the remaining 69% is comprised of nonaccrual and 90-day past due and still accruing interest loans.  Nonaccrual loans are concentrated primarily within the real estate mortgage (43%), land A&D (18%), and construction (24%) categories.  Overall, nonperforming assets have improved year to date and year over year.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Prior to September 30, 2010, the Company reported five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support.  In the quarter ended September 30, 2010, the Company changed its segments, which included renaming Investment Advisory and Trust to Wealth Management.  See Note 10 for additional discussion of the segment change.  All prior period disclosures in the following tables have been adjusted to conform to the new presentation.

Certain financial metrics and discussion of the results for the three and nine months ended September 30, 2010 and 2009 of each operating segment, excluding Corporate Support, are presented below.

Commercial Banking

A valuation analysis of the Company’s operating segments was performed at March 31, 2009 in order to evaluate possible impairment of goodwill and other intangible assets.  The analysis indicated there was impairment and a noncash pretax charge of $15.3 million was recorded during the nine months ended September 30, 2009, eliminating all goodwill.  Goodwill was allocated to the operating segments based on expected synergies between the segments and each operating segment was impacted by the impairment charge. Full time equivalent employees in centralized bank operations are included with employees of the parent company and others not directly attributable to any other segment in corporate support and other.

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$25,039	$26,404	$(1,365)	(5.2)%	$75,770	$81,543	$(5,773)	(7.1)%
Provision for loan losses	5,860	19,838	(13,978)	(70.5)%	25,547	88,834	(63,287)	(71.2)%
Service charges	1,252	1,282	(30)	(2.3)%	3,779	3,707	72	1.9%
Other income	1,528	1,029	499	48.5%	3,740	3,306	434	13.1%
Noninterest expense	6,902	8,231	(1,329)	(16.1)%	27,455	26,696	759	2.8%
Impairment of goodwill	—	—	—	—	—	15,348	(15,348)	(100.0)%
Provision (benefit) for income taxes	5,674	14	5,660	NM	10,842	(9,567)	20,409	213.3%
Net income (loss) before management fees and overhead	9,383	632	8,751	1,384.7%	19,445	(32,755)	52,200	159.4%
Management fees and overhead allocations, net of tax	6,656	5,219	1,437	27.5%	18,775	13,431	5,344	39.8%
Net income (loss)	$2,727	$(4,587)	$7,314	159.5%	$670	$(46,186)	$46,856	101.5%

Other information
Full-time equivalent employees	215.0	220.8			210.9	219.6
NM = Not meaningful

Net loss for the three and nine months ended September 30, 2010, decreased $7.3 million, or 160%, and $46.9 million, or 102%, respectively, compared to the same periods in 2009. The decreased loss for the three months ended September 30, 2010 is largely the result of the provision for loan losses.  Provision expense has now decreased five consecutive quarters since the quarterly charge peaked in the second quarter of 2009.  Offsetting the impact of the provision decline was a decline in net interest income of $1.4 million resulting from continued contraction in the loan portfolio and increases in noninterest expenses, primarily related to salaries and benefits and overhead allocations.

The decrease in net loss during the nine months ended September 30, 2010, compared to the prior-year period is attributed to the decline in provision expense of $63.3 million.  Deterioration in the loan portfolio and uncertain market conditions drove the provision higher in the year earlier period.  Net interest income decreased by 7% period over period as a result of borrowers deleveraging their balance sheets and reduced loan demand.  Lower yields on securities investments have also contributed to the net interest income decrease as it has become increasingly difficult to deploy excess liquidity while minimizing risk in the securities portfolio.  A noncash goodwill impairment charge of $15.3 million was recognized during the nine months ended September 30, 2009.

Despite the negative trending economic conditions throughout 2008 and 2009, the Company acted on opportunities to recruit seasoned bankers from competitors with the aim of gaining market share in anticipation of an economic recovery. Costs in the near term associated with this positioning strategy are evident in the increased noninterest expenses for both the three and nine month periods ended September 30, 2010.  Commercial Banking was not affected by the Wealth Management segment change.

Investment Banking

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$2	$2	$—	.0%	$5	$6	$(1)	(16.7)%
Investment banking income	794	476	318	66.8%	2,884	979	1,905	194.6%
Noninterest expense	1,085	1,154	(69)	(6.0)%	3,240	3,025	215	7.1%
Impairment of goodwill	—	3,049	(3,049)	(100.0)%	—	5,279	(5,279)	(100.0)%
Benefit for income taxes	(113)	(1,347)	1,234	91.6%	(139)	(3,311)	3,172	95.8%
Net loss before management fees and overhead	(176)	(2,378)	2,202	92.6%	(212)	(4,008)	3,796	94.7%
Management fees and overhead allocations, net of tax	40	30	10	33.3%	122	98	24	24.5%
Net loss	$(216)	$(2,408)	$2,192	91.0%	$(334)	$(4,106)	$3,772	91.9%

Other information
Full-time equivalent employees	21.8	22.7			22.3	22.0

Operating results for the Investment Banking segment improved for the three and nine month periods ending September 30, 2010 compared to the year earlier periods.  The Investment Banking industry as a whole faced significant challenges in 2009 and into 2010 as potential merger and acquisition participants waited for a reversal in valuation trends before actively pursuing transactions.  However, increased deal closings contributed to a $0.3 million increase in the third quarter of 2010 compared to 2009.  The Company believes the increased activity in the merger and acquisition market is positive and that the market will continue to improve.

Results for the nine months ended September 30, 2010, improved significantly compared to the 2009 period, doubling in terms of both revenues and deal volume.  Management believes it has a good pipeline of current and potential clients and believes results should continue to improve with the overall economy.  Results from the prior-

year period included a $5.3 million noncash goodwill impairment charge, all of which was tax deductible.  Investment Banking was not affected by the Wealth Management segment change.

Wealth Management

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$(1)	$(6)	$5	83.3%	$(28)	$(9)	$(19)	(211.1)%
Investment advisory and trust income	1,298	1,292	6.5%		4,125	3,824	301	7.9%
Insurance income	1,145	802	343	42.8%	3,169	2,207	962	43.6%
Noninterest expense	2,748	2,239	509	22.7%	7,712	7,560	152	2.0%
Impairment of goodwill	—	5,265	(5,265)	(100.0)%	—	21,384	(21,384)	(100.0)%
Benefit for income taxes	(122)	(835)	713	85.4%	(176)	(1,327)	1,151	86.7%
Net loss before management fees and overhead	(184)	(4,581)	4,397	96.0%	(270)	(21,595)	21,325	98.7%
Management fees and overhead allocations, net of tax	168	110	58	52.7%	545	356	189	53.1%
Net loss	$(352)	$(4,691)	$4,339	92.5%	$(815)	$(21,951)	$21,136	96.3%

Other information
Full-time equivalent employees	55.0	55.7			55.4	55.6

The net loss for the three and nine months ended September 30, 2010, improved significantly compared to the prior year periods, decreasing by $4.3 million and $21.1 million, respectively.  The decrease in the net loss for the current quarter compared to the prior year quarter was driven by the noncash goodwill impairment charge recognized in the third quarter of 2009.

The decline in the net loss for the nine months ended September 30, 2010, of $21.1 million compared to the prior-year period was related to the noncash goodwill impairment charges of $21.4 million recognized in 2009.  Investment advisory revenues were largely stable, up nearly 8% to $4.1 million in 2010.  Insurance revenues increased nearly 44% to $3.2 million.  The increase in advisory revenues is a function of the improved equity markets throughout 2010, while the insurance revenue increase is due to the stabilization of overall economic conditions that has led to additional wealth transfer transactions.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale. Over the past several quarters these revenues have been lower than historical standards due broader economic uncertainties.  Whole life products generally require large, up-front cash premiums and potential clients have hesitated to make this investment.  The Company believes these fears will subside as the recovery takes hold and views the nearly $1.0 million revenue increase year to date as an indicator client outlook is improving.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the larger equity markets.

Average discretionary AUM for the quarter ended September 30, 2010, increased by $35.5 million or 5% to $753.9 million.  Average discretionary AUM was by and large flat year to date. Discretionary AUM at September 30, 2009 was $743.3 million.  Total AUM, including custody and advisory assets, were $1.51 billion and $1.49 billion at September 30, 2010 and 2009, respectively.

Insurance

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2010	2009	Amount	%	2010	2009	Amount	%
Income Statement
Net interest income	$(2)	$(4)	$2	50.0%	$(8)	$(10)	$2	20.0%
Insurance income	2,028	2,217	(189)	(8.5)%	6,705	6,991	(286)	(4.1)%
Noninterest expense	2,118	2,058	60	2.9%	6,672	6,530	142	2.2%
Impairment of goodwill	—	4,149	(4,149)	(100.0)%	—	4,149	(4,149)	(100.0)%
Provision (benefit) for income taxes	(34)	(1,507)	1,473	97.7%	17	(1,407)	1,424	101.2%
Net income (loss) before management fees and overhead	(58)	(2,487)	2,429	97.7%	8	(2,291)	2,299	100.3%
Management fees and overhead allocations, net of tax	83	67	16	23.9%	256	220	36	16.4%
Net loss	$(141)	$(2,554)	$2,413	94.5%	$(248)	$(2,511)	$2,263	90.1%

Other information
Full-time equivalent employees	48.7	56.8			52.4	59.0

Employee benefit and P&C revenues are more stable from period to period and have a recurring revenue stream.  Employee benefits sales commissions have faced pressure in recent quarters as clients have responded to the economy by reducing headcount and reducing coverage.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists, and clients have changed limits and their revenues, payrolls and property valuations have declined.

Net loss for the three and nine months ended September 30, 2010 improved $2.4 million and $2.3 million, respectively, compared to the prior-year periods.  Revenues of the segment were down slightly in the current quarter compared to a year earlier with the majority of the decline attributed to the P&C lines.  Revenues for that business line are relatively stable but can fluctuate depending on the renewal cycle and overall changes in premium levels in a given time period.

For the nine months ended September 30, 2010, revenue declines were attributed to the Employee Benefit unit, which has seen enrollments decline as clients attempt to manage benefit costs through the economic downturn and scale back benefit offerings.  The primary driver of the change in net income for the three and nine month periods presented was a $4.1 million noncash goodwill impairment charge recognized in the third quarter of 2009.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2010:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Securities sold under agreements to repurchase (1)	$165,560	$—	$—	$—	$165,560
Operating lease obligations	5,392	10,499	8,810	9,744	34,445
Long-term debt obligations (2)	6,014	11,805	28,562	119,988	166,369
Preferred Stock, Series B dividend (3)	3,223	6,445	65,156	—	74,824
Supplemental executive retirement plan	—	—	—	3,433	3,433

Total contractual obligations	$180,189	$28,749	$102,528	$133,165	$444,631

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 8 to the Condensed Consolidated Financial Statements for a schedule of specific maturities and possible call dates. Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable-rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $6.0 million due “Within one year”, $11.8 million due “After one but within three years”, $7.6 million due “After three but within five years” and $47.8 million due “After five years.”  Variable-rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

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

The Company has committed to make additional earn-out payments to the former owners of Wagner based on earnings.  This commitment ends on December 31, 2010.  At September 30, 2010, the Company has no obligation to the former owners of Wagner under the earn-out agreement.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2010, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$337,305	$92,362	$17,720	$4,634	$452,021
Standby letters of credit	43,915	2,723	3,223	—	49,861
Commercial letters of credit	248	—	—	—	248
Unfunded commitments for unconsolidated investments	1,631	—	—	—	1,631
Company guarantees	1,193	—	—	—	1,193

Total commitments	$384,292	$95,085	$20,943	$4,634	$504,954

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

Approximately $24.6 million of total loan commitments at September 30, 2010, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at September 30, 2010, do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Available funding through correspondent lines at September 30, 2010, totaled $489.4 million, which represents 22.1% of the Company’s earning assets.  Available funding is comprised of $180.0 million in available federal funds purchased lines and $309.4 million in FHLB borrowing capacity. In addition, the Company had $9.7 million in securities available to be pledged for collateral for additional FHLB borrowings at September 30, 2010.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $95.1 million at September 30, 2010, compared to $47.6 million at December 31, 2009.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates.  Core deposits represented 99.9% and 99.5% of our total deposits at September 30, 2010 and December 31, 2009, respectively.

The Company’s loan to core deposit ratio decreased to 86.4% at September 30, 2010, from 91% at December 31, 2009.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to reduce its wholesale borrowings (short-term borrowings and brokered CDs) to $0.1 million at September 30, 2010 compared to $10.6 million at December 31, 2009.  The Company’s reliance on wholesale borrowings has significantly decreased over the last 12 months as its liquidity position has improved.  The trade-off on having a higher liquidity position is the negative impact it has on the net interest margin.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB. At September 30, 2010, the Bank has approved unsecured federal funds purchase lines with six correspondent banks with an aggregate credit line of $180.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2009 and 2010, the Company’s aggregate correspondent credit lines decreased $15.0 million and $55.0 million, respectively ($70.0 million in total).  As a result, the Company has shifted additional loans and investments as collateral to the FHLB to increase the Company’s borrowing capacity.  The line of credit from the FHLB is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At September 30, 2010, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2010, the holding company had a liquidity position that provides for approximately 3.5 years of liquidity.

At September 30, 2010, shareholders’ equity totaled $215.5 million, a $14.9 million decrease from December 31, 2009.  The decrease was primarily due to a net loss of $10.4 million; dividends on preferred stock of $2.4 million; dividends paid on common stock of $1.1 million; and a decrease of $2.8 million in other comprehensive income resulting primarily from unrealized losses on derivatives.  The decreases were offset by $1.8 million in stock-based compensation expense, stock option exercises and employee stock purchase plan activity.

We anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe the Company will be able to sustain its ability to raise adequate capital through one of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2010, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.3%, and Total Capital ratio of 11.6%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2010, was 13.18%, and its Total Capital ratio 15.59%. Total Risk-Based Capital for the consolidated company decreased by $28.5 million during the first nine months of 2010 primarily as a result of an increase of $15.5 million in the disallowed deferred tax asset and the net loss of $10.4 million.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2010, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2009.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2010, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Item 6.                  Exhibits

Exhibits and Index of Exhibits.

(1)	10.1	Employment agreement dated August 3, 2010, by and between CoBiz Financial Inc. and N. Bruce Callow.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
	32.1	Section 1350 Certification of the Chief Executive Officer.
	32.2	Section 1350 Certification of the Chief Financial Officer.

(1)          Incorporated by reference herein from the Registrant’s Current Report on Form 8-K as filed on August 4, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	November 1, 2010	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	November 1, 2010	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer