Form 10-K
period 2010-12-31
COBIZ FINANCIAL INC
filed 2011-02-23
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2010, computed by reference to the closing price on the NASDAQ Global Select Market was $152,652,691.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock February 8, 2011, was 36,876,658.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

CoBiz Financial Inc. Annual Report 2010

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2010, we had total assets of $2.4 billion, net loans of $1.6 billion and deposits of $1.9 billion. We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.

Our wholly owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 12 locations, including nine in the Denver metropolitan area, one in Boulder and two in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has seven locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We focus on attracting and retaining high-quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver offices.

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

2008 Acquisition

On January 2, 2008, we acquired all the assets and employees of Bernard Dietrich & Associates (BDA), a Phoenix-based property & casualty (P&C) insurance broker, through our subsidiary, CoBiz Insurance, Inc. Founded in 1993, BDA (which is now operated by CoBiz Insurance, Inc. under the name CoBiz Insurance-AZ) provides commercial and personal property and casualty insurance brokerage, as well risk management consulting services to individuals and businesses.  The asset purchase was accounted for using the purchase method of accounting, and accordingly, the results of BDA have been included in the consolidated financial statements since the date of purchase.

Operating Segments

In 2009, the Company hired a Director of Wealth Management to lead its wealth management initiative and to facilitate organic growth.  The Company’s wealth management initiative is comprised primarily of the activities in the Investment Advisory and Trust segment.  One of the primary initiatives of this new role was to evaluate our current product offerings and to strategically focus our offerings to our customers, while also increasing the Company’s operational efficiency.  In conjunction with the strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported has been renamed Wealth Management and a business line has been moved from Insurance into the new Wealth Management segment.  Concurrent with the segment realignment, the Company merged Wagner into Alexander Capital Management Group, LLC. (ACMG), another wholly-owned subsidiary that is a SEC-registered investment advisory firm, and renamed the surviving entity CoBiz Investment Management, LLC.  All prior period disclosures have been adjusted to conform to the new presentation.

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Wealth Management

•                  Insurance

•                  Corporate Support and Other

These segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Private banking
	•	Interest-rate hedging
	•	Depository products
	•	Treasury management
Investment Banking through:	•	Merger and acquisition advisory services
Green Manning & Bunch, Ltd.	•	Institutional private placements of debt and equity
	•	Strategic financial advisory services
Wealth Management through:	•	Customized client investment policy
CoBiz Investment Management, LLC.	•	Proprietary bond and equity offerings
CoBiz Trust	•	Tailored asset allocation strategies
Financial Designs Ltd.	•	Trust administration
	•	Estate and business succession planning
	•	Carefully vetted investment options utilizing external managers
	•	Investment management
	•	Estate settlements
	•	Financial planning
	•	Family office services
Insurance through:	•	Employee benefits and retirement planning
CoBiz Insurance, Inc.	•	Executive compensation and benefits planning
Financial Designs Ltd.	•	Individual benefits
	•	Commercial lines
	•	Professional lines
	•	Private client
	•	Risk management services

For a complete discussion of the segments included in our principal activities and certain financial information for each segment, see Note 19 to the Consolidated financial statements.

Mission Statement

Our mission is to serve the complete financial needs of successful businesses, business owners, professionals and high-net worth individuals.  We create thoughtful, integrated, comprehensive solutions tailored to each customer’s needs, thereby freeing them to succeed personally and professionally.  Our long-term goal is to return economic value to our shareholders at a better risk-adjusted return than that of our competitors.

Our core values are:

•                  Focus on the customer

•                  Place people at the core

•                  Act with integrity

•                  Give back to the community

•                  Create sustained shareholder value

•                  Have fun and be well

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority, and expanding our products and services to build long-term relationships that meet the needs of professionals, small to medium-sized businesses and high-net-worth individuals. In all areas of our operations, we focus on attracting and retaining the highest-quality personnel by maintaining an entrepreneurial culture and decentralized business approach. In order to realize our strategic objectives, we are pursuing the following strategies:

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

The following table details the percentage of deposits held by the Company in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) at June 30, 2010.

(percentage of deposits)	Arizona	Colorado
CoBiz Bank	0.43%	1.63%
Other in-state banks	12.58%	44.88%
Out-of-state banks	86.99%	53.49%
Total	100.00%	100.00%

De novo branching. We also intend to continue exploring growth opportunities to expand through de novo branching in areas with high concentrations of our target customers in Colorado, Arizona and other western states. This strategy has been successful in Colorado and Arizona. Since the acquisition of the Company by private investors in 1994, we have introduced 10 Colorado and four Arizona de novo locations. Management continues to monitor opportunities for expansion in the western United States.

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

When evaluating complementary business lines, the Company considers:

•                  Businesses where the revenue potential can be enhanced by our core banking franchise Businesses that provide financial services and related products to our target market.

•                  Businesses where clients value relationships, service and product quality over price.

•                  Businesses with sustainable operating margins.

Establish strong brand awareness.  We have developed a cohesive and comprehensive approach to our internal and external communications efforts to leverage the power of each subsidiary as part of the larger company.  Our brand platform has unified the look and feel of the CoBiz identity across the Company. With a target market that is similar across subsidiaries, our strong brand awareness helps generate cross-sell opportunities while strengthening client relationships.

Expanding existing banking relationships. We are normally not a transactional lender and typically require that borrowers enter into a multiple-product banking relationship with us, including deposits and treasury management services, in connection with the receipt of credit from the Bank. We believe such relationships provide us the opportunity to introduce our customers to a broader array of the products and services offered by us and generate additional noninterest income. In addition, we believe this philosophy aids in customer retention.

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

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans by responsible loan officers and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of our Board of Directors. At December 31, 2010, our ratio of nonperforming loans to total loans was 2.60%, compared to 4.44% at December 31, 2009.

The slowdown in the overall economy has negatively impacted our asset quality since the end of 2008.  In response to the deteriorating economic conditions and the increase in our nonperforming assets, we created a Special Assets Group in 2009 to focus on resolving problem assets.  This group is led by a senior banking officer who has been with the Bank for 14 years and previously served as the Bank’s Chief Operations Officer.  All loans in a default or workout status are assigned to the Special Assets Group.  The Special Assets Group meets with representatives from each bank location on a monthly basis.  In addition, to further strengthen our procedures over asset quality, we divided our loan review function into two separate departments during 2009: loan review and credit administration.  We believe these actions have facilitated recovery strategies, reduced credit losses and directly contributed to the reduction in the level of nonperforming loans during 2010.

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

Achieving efficiencies and economies of scale through centralized administrative and support operations. We seek to maximize operational and support efficiencies in a manner consistent with maintaining high-quality customer service. We have consolidated various management and administrative functions— including accounting, data processing, bookkeeping, credit administration, loan operations, and investment and treasury management services— at our downtown Denver offices. Most recently, new positions within the Company including a Chief Operations Officer, Director of Deposit Services and a Director of Wealth Management were created to coordinate the growing operational departments, guide deposit gathering efforts of the Bank and enhance our wealth management products. We believe this structure allows our business development professionals to focus on customer service and sales strategies directed at each community that we serve.

Acquisitions. We intend to continue to explore acquisitions of financial institutions or financial service entities, including opportunities in Colorado, Arizona and other western states.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  We believe the downturn in the financial services market between 2008 and 2010 has increased acquisition opportunities as entities that are undercapitalized look to partner with a stronger financial entity.

Market Areas Served

We operate in two western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.  The current economic downturn has negatively impacted both markets.  The Colorado market was slower to enter the recession than other areas of the Country.  Conversely, the Arizona market was one of the states that led the nation into the recession and has been significantly impacted by unemployment, job losses and foreclosure rates.  However, the long-term prospects of both markets remain solid due to the diversity of industry sectors, educated workforces and reputation as quality of life markets.

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

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being the second fastest-growing states in terms of percentage population growth from April 2000 to July 2009. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Population		Population
•	Colorado: 4.9 million	•	Arizona: 6.5 million
•	Metropolitan Denver: 2.5 million	•	Metropolitan Phoenix: 4.3 million
•	Projected to increase 35% to 5.8 million from 2000 to 2030	•	Projected to increase 109% to 10.7 million from 2000 to 2030

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2010 was 8.8%, up from 7.3% in December 2009 (national average of 9.4%)	•	Preliminary unemployment rate at December 2010 was 9.4%, up from 9.2% in December 2009 (national average of 9.4%)
•	Lost 18,773 jobs, 3.7% decrease, from December 2009 to November 2010	•	Added 33,407 jobs, 1.2% increase, from December 2009 to November 2010

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

Please see “Risk Factors” below for additional information.

Employees

At December 31, 2010, we had 558 employees, including 542 full-time equivalent employees. Employees of the Company are entitled to participate in a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

Securities Exchange Act of 1934. CoBiz has a class of securities registered with the Securities Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and regulates insider trading transactions.  The Company is listed on The NASDAQ Global Select Market (NASDAQ) and is subject to the rules of the NASDAQ.

Emergency Economic Stabilization Act of 2008 (EESA).  Deteriorating market conditions in 2008 led to the issuance of the EESA that was signed into law on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (TARP) with an objective to ease the downturn in the credit cycle.  The TARP provided up to $700 billion to the Department of the Treasury (Treasury) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, the Treasury established a Capital Purchase Program (CPP), which allows the Treasury to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009, and accelerated the date on which the FRB will begin paying interest on required and excess reserve balances.  On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extended the temporary increase in the limit on federal deposit insurance coverage to $250,000 per depositor to December 31, 2013.  The limit was originally scheduled to decrease to $100,000 on January 1, 2014.  However, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act which made permanent the current standard maximum deposit insurance account of $250,000.

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

American Recovery and Reinvestment Act of 2009 (ARRA).  To further stimulate the lagging economy, President Obama signed the ARRA into law on February 17, 2009.  Title VII of the ARRA contains limits on executive compensation for senior executive officers of participants in the CPP for as long as any financial assistance provided under the TARP remain outstanding.  The limitations include a prohibition on incentives that may encourage unsafe behavior; a provision for the recovery of bonuses in the event of materially inaccurate financial statements; a prohibition on the payment of golden parachutes; and the prohibition of the accrual or payment of any bonus, retention award or incentive compensation.  The prohibition on retention awards does not include the issuance of restricted stock as long as the restricted stock does not fully vest during the period in which the Series B Preferred Stock is outstanding and the fair value of the award does not exceed 1/3 of the receiving officers’ annual compensation.  These limitations will apply to the five most highly compensated employees of the Company, or such number of employees as the Treasury may deem necessary.  The ARRA also removed restrictions under the CPP plan that restricted the redemption of the Series B Preferred Stock by the Company unless certain conditions were met.  The Series B Preferred Stock may be redeemed by the Company subject to approval from the FRB.

On June 15, 2009, the Treasury issued an interim final rule, TARP Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.

Small Business Lending Fund (SBLF).  Enacted as part of the Small Business Jobs Act, the SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  Qualifying institutions are eligible to sell Tier 1-qualifiying preferred stock to the Treasury.  The dividend rate on the preferred stock will initially be a maximum of 5%.  The dividend rate decreases as the qualifying institution’s small business lending increases by 10% or more, and can fall as low as 1%.  However, if small business lending does not increase in the first two years, the rate will increase to 7%.  After 4.5 years, the rate will increase to 9% if the bank has not repaid the SBLF funding.

The SBLF is available to participants in the CPP as a method to refinance preferred stock issued through that program.  In addition to the requirements that apply to all SBLF participants, CPP participants must also meet the following requirements to refinance outstanding CPP securities: 1) the institution must be in material compliance with all terms, conditions, and covenants of any CPP agreement and financial instrument; 2) the institution must not have missed more than one dividend payment under CPP; and 3) the institution must pay, in immediately available funds, the amount of any unpaid dividends for the payment period prior to the SBLF closing date, plus accrued and unpaid dividends as of the date of refinancing for the payment period that includes the closing date.  The maximum amount of available SBLF funding to a qualifying institution is limited to 5% of risk-weighted assets for institutions up to $1 billion in assets.  For institutions with more than $1 billion and less than $10 billion in assets, the maximum is 3% of risk-weighted assets.  The application deadline is March 31, 2011.  At the date of this report, the Company had not applied to participate in the SBLF.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services.  The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Bank holding companies with assets of less than $15 billion at December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital.  Trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.  However, new issuances of trust preferred securities will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company.  For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense as the Company had $681.5 million in noninterest-bearing demand deposits at December 31, 2010.

On February 7, 2011, the FDIC approved a proposed rulemaking to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed excessive, or that may lead to material losses. The proposed rule would, for certain covered persons: require a deferral of a substantial portion of incentive compensation for executive officers of institutions with $50 billion or more in total assets; prohibit incentive-based compensation arrangements that would encourage inappropriate risks by providing excessive compensation; prohibit incentive-based compensation arrangements that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and require annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.

The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Dividend Restrictions.  Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the Consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2010, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

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

The table below sets forth the capital ratios of the Company:

	At December 31, 2010
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	15.5%	8.0%
Tier I capital to risk-weighted assets	12.9%	4.0%
Tier I leverage ratio	10.3%	4.0%

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

Although we were not included in the group of 19 banking institutions reviewed under the SCAP, the results indicate that federal banking regulators are focused on the composition of regulatory capital, specifically that voting common equity should be the dominant element of Tier 1 capital.  In addition, Tier 1 Common Capital was emphasized to reflect the fact that common equity is the first element of the capital structure to absorb losses, offering protection to more senior parts of the capital structure and lowering the risk of insolvency.  The minimum Tier 1 Common Capital ratio specified in the SCAP review was 4%.  In July 2010, the oversight body of the Basel Committee on Banking Supervision endorsed reforms that will increase the minimum common equity requirement from 2% to 4.5%.  In addition, banks will be required to hold a capital conservation buffer of 2.5% to withstand future periods of stress bringing the total common equity requirement to 7%.  In a revised addendum to SR Letter 09-4, the Federal Reserve has required the banks reviewed under the SCAP to submit a capital plan that reflects plans to address the increased capital proposal. While Tier 1 Common Capital is not an official regulatory capital ratio, we do give consideration to the SCAP review since it provides insight into the current regulatory environment.

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “— The Bank — Capital Adequacy.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine” which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2010
		Minimum
Ratio	Actual	Required

Total capital to risk-weighted assets	11.7%	8.0%
Tier I capital to risk-weighted assets	10.4%	4.0%
Tier I leverage ratio	8.3%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2010, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

Examinations. The FRB and the Colorado Division of Banking periodically examines and evaluates banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

Interest Rate Restrictions.  Beginning January 1, 2010, insured depository institutions that are not well-capitalized are subject to limitations on interest rates paid on deposits.  Pursuant to the FDIC regulations, these institutions will be limited to offering a maximum deposit rate of the “national rate” plus 75 basis points.  The national rate is defined for deposits of similar size and maturity as a simple average of rates paid by all insured depository institutions and branches for which data are available.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996.  In 2009, the base assessment rate range for Risk Category I institutions increased to 7-24 basis points as part of the FDIC’s Restoration Plan for the DIF.  This increase is necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  As part of the new assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The base assessment rates for Risk Categories II — IV range from 17-78 basis points.  On February 7, 2011, the FDIC finalized new rules for an assessment calculation as required by the Dodd-Frank Act.  The final rules change the assessment base from deposits to average daily consolidated assets less average monthly tangible equity (which is defined as Tier 1 Capital) and also changes the base assessment rates.  The final rules take effect April 1, 2011. Under the new assessments, the base assessment rate for a Risk Category I institution is 5-9 basis points and the base assessment rates for Risk Categories II — IV range from 14-35 basis points.  Based on the final rule, the Company expects its assessments will decrease after the effective date. The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2011 is 0.255 basis points (1.02 basis points annually).  The assessment rate is adjusted quarterly.

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

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  At December 31, 2010, the Company had pre-paid estimated assessments of $6.1 million for the years 2011-2012.  For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

Temporary Liquidity Guarantee Program (TLGP).  On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system.  Pursuant to the program, the FDIC will guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008, and before June 30, 2009; and provide full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009 (Transaction Account Guarantee program).  All FDIC-insured institutions were covered under the program until December 5, 2008, at no cost.  After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program.  The Company elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program.  Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions through June 30, 2010.  As part of the extension, insured institutions electing to continue participation will pay an increased assessment ranging from 15-25 basis points depending on the entity’s Risk Category.  On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010, and that it retained the discretion to further extend the program until December 31, 2011, without further rulemaking. On November 9, 2010, the FDIC confirmed that it would not extend the transaction account guarantee beyond its sunset in 2010 since provisions within the Dodd-Frank Act provided separate coverage for noninterest-bearing accounts through December 31, 2012. The Company participated in the Transaction Account Guarantee Program through its expiration on December 31, 2010.

Restrictions on Loans to One Borrower. Under state law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses. The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

Fee-Based Business Lines

CoBiz Investment Management, LLC (CoBiz Investment), formerly ACMG, is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of CoBiz Investment’s management business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CoBiz Investment from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2010. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

CoBiz Insurance Inc., acting as an insurance producer, must obtain and keep in force an insurance producer’s license with the State of Arizona and Colorado. In order to write insurance in other states, they are required to obtain non-resident insurance licenses. All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program, or TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Treasury will purchase equity securities from participating institutions under the Capital Purchase Program authorized by TARP (as well as the Capital Assistance Program announced on February 25, 2009).

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Bank, or FRB, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, or the FDIC, the SEC and others to address the liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  On February 17, 2009, the ARRA, was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.  Most recently, the Dodd-Frank Act, signed into law on July 21, 2010, significantly reforms banking regulation and oversight.

The purpose of these and certain other legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, ARRA, Dodd-Frank Act and other regulatory initiatives may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Difficult conditions in the financial services markets have adversely affected the business and results of operations of the Company.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, further credit tightening in the market could reduce funding lines available to the Company.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, has adversely affected us and may continue to adversely affect us.

In general, all of our business segments have been negatively impacted by current market conditions. There has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale in both 2010 and 2009.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

Substantially all of our real property collateral is located in Arizona and Colorado. Although the Colorado economy has outperformed the majority of other metropolitan areas nationally, it began to show increasing signs of weakness during the fourth quarter of 2008. These broader economic trends have impacted our Colorado loan portfolio, which has seen an increase in adversely graded credits. Additionally, the Arizona market continues to be negatively impacted by a severely depressed residential housing market. The receipt of borrower financial statements as well as focused portfolio reviews by our bankers contributed to an increase in adversely graded credits in both markets during 2009 and 2010.  If real estate prices continue to decline, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be further diminished, and we would be more likely to suffer losses on defaulted loans.

In addition, our Insurance segment’s revenues have been adversely affected by a continued soft premium market for property and casualty insurance; the decline in the broader equity market has negatively impacted Wealth Management earnings; and Investment Banking transactions have been curtailed due to market uncertainty and valuation issues.

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

Our commercial real estate and construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

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

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards and built in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

The Company may experience negative or unforeseen tax consequences.  We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of an additional valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition.

In addition, the benefit of our built-in losses would be reduced if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (Section 382). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a limitation of the annual deductibility of our built-in losses.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been volatile. Market conditions may negatively affect the value of securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than- temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with recent amendments, a number of other employees. The standards include (i) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, except as otherwise permitted by the rules; (iv) a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and certain other employees. These restrictions and standards could limit our ability to recruit and retain executives.

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

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2010, did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance Inc. and FDL-Employee Benefits division, our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  In addition, a substantial portion of the revenues and earnings of our insurance segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.  With respect to our investment advisory business, our revenues and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of CoBiz Investment Management, LLC. for a particular quarter or year.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2010, we had 12 bank locations, four fee-based locations and an operations center in Colorado and seven bank locations and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado, 80202.  We lease our executive offices, our Northeast office and our Surprise office locations from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 15 to the Consolidated financial statements. The terms of these leases expire between 2013 and 2016. The Company leases all of its facilities with the exception of the Prince bank in Littleton, Colorado which the Company purchased during 2010. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
Colorado:
Prince	2409 W. Main St., Littleton, CO 80120	Owned
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2011
Cherry Creek	301 University Blvd., Suites 100 & 200, Denver, CO 80206	2012
Eagle	212 Chambers Ave., Unit 3, Eagle, CO 81631	2012
Littleton	101 W. Mineral Ave., Littleton, CO 80120	2012
DTC	4582 S. Ulster Street Parkway, Suite 100, Denver, CO, 80237	2013
Northeast	4695 Quebec St., Denver, CO 80216	2013
Boulder	2025 Pearl St., Boulder, CO 80302	2014
Northwest	400 Centennial Pkway., Ste. 100, Louisville, CO 80027	2014
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2014
Tremont	1275 Tremont Pl., Denver, CO 80204	2014
Denver	821 17th St., Denver, CO 80202	2016
Denver Operations Center	717 17th St., Ste. 400, Denver, CO 80202	2020
Arizona:
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2010
Scottsdale	6929 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2011
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2012
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2012
Surprise	12775 W. Bell Rd., Surprise, AZ 85374	2016
Phoenix	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018

		Lease
Fee-Based Locations	Address	Expiration
CoBiz Insurance Inc.:
Colorado	821 17th St., Denver, CO 80202	2016
Arizona	2600 N. Central Ave., Ste. 1950, Phoenix, AZ 85004	2017

Financial Designs Ltd.	1775 Sherman St., Ste. 1800, Denver, CO 80203	2013

CoBiz Investment Management, Inc.	1099 18th St., Suite. 3000, Denver, CO 80202	2018

Green Manning & Bunch, Ltd.	1515 Wynkoop St., Suite 800, Denver, CO 80202	2020

All locations are in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 8, 2011, there were approximately 484 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2009:
First Quarter	$9.99	$4.00	$0.07
Second Quarter	8.09	4.81	0.01
Third Quarter	6.64	4.18	0.01
Fourth Quarter	5.70	3.99	0.01
2010:
First Quarter	$6.60	$4.25	$0.01
Second Quarter	8.29	5.99	0.01
Third Quarter	6.78	4.98	0.01
Fourth Quarter	6.20	4.71	0.01

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

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.  At December 31, 2010, the Company has paid all required dividends under the Purchase Agreement when due.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2005 and the closing prices on each of the five years in the period ended December 31, 2010, with the hypothetical cumulative total return on the Russell 2000 Index and the NASDAQ Bank Index for the comparable period.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
CoBiz Financial Inc.	$100.00	$122.18	$83.64	$56.13	$27.92	$35.99
NASDAQ Bank Index	$100.00	$112.41	$91.16	$71.54	$59.88	$68.37
Russell 2000 Index	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods reported, the Company has completed two acquisitions of companies as described in Part I, Item 1.

	At or for the year ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Statement of income data:
Interest income	$115,979	$129,450	$144,908	$154,510	$136,444
Interest expense	19,148	26,066	49,557	66,611	57,015
Net interest income before provision for loan losses	96,831	103,384	95,351	87,899	79,429
Provision for loan losses	35,127	105,815	39,796	3,936	1,342
Net interest income (loss) after provision for loan losses	61,704	(2,431)	55,555	83,963	78,087
Noninterest income	35,008	27,627	35,778	28,611	30,964
Noninterest expense	109,112	141,410	89,717	75,515	71,927
Income (loss) before taxes	(12,400)	(116,214)	1,616	37,059	37,124
Provision (benefit) for income taxes	10,028	(32,859)	(91)	13,713	13,299
Net income (loss) before noncontrolling interest	$(22,428)	$(83,355)	$1,707	$23,346	$23,825
Less: net (income) loss attributable to noncontrolling interest	(209)	314	(379)	(322)	(999)
Net income (loss)	$(22,637)	$(83,041)	$1,328	$23,024	$22,826

Earnings (loss) per common share - basic	$(0.72)	$(2.98)	$0.05	$0.98	$1.01
Earnings (loss) per common share - diluted	$(0.72)	$(2.98)	$0.05	$0.96	$0.98
Cash dividends declared per common share	$0.04	$0.10	$0.28	$0.26	$0.22
Dividend payout ratio	NM	NM	560.00%	26.53%	21.78%

Balance sheet data:
Total assets	$2,395,088	$2,466,015	$2,684,275	$2,391,012	$2,112,423
Total investments	644,668	545,980	500,448	395,663	438,894
Loans	1,643,727	1,780,866	2,031,253	1,846,326	1,544,460
Allowance for loan losses	65,892	75,116	42,851	20,043	17,871
Loans held for sale	—	1,820	—	—	—
Deposits	1,889,368	1,968,833	1,639,031	1,742,689	1,476,337
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,984	20,984	—	—
Shareholders’ equity	201,738	230,451	252,099	189,270	162,675

Key ratios:
Return on average total assets	(0.93)%	(3.25)%	0.05%	1.04%	1.11%
Return on average shareholders’ equity	(10.17)%	(35.23)%	0.67%	12.15%	15.45%
Average shareholders’ equity to average total assets	9.15%	9.22%	7.80%	8.54%	7.19%
Net interest margin	4.37%	4.38%	4.08%	4.28%	4.20%
Efficiency ratio (1)	76.49%	68.27%	65.10%	64.10%	64.12%
Nonperforming assets to total assets	2.83%	4.24%	1.75%	0.15%	0.06%
Nonperforming loans to total loans	2.60%	4.44%	2.02%	0.18%	0.09%
Allowance for loan and credit losses to total loans	4.01%	4.23%	2.12%	1.12%	1.19%
Allowance for loan and credit losses to nonperforming loans	154.33%	97.28%	104.95%	604.69%	1392.30%
Net charge-offs (recoveries) to average loans	2.62%	3.78%	0.87%	0.11%	(0.01)%

(1)  Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

NM - Not Meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include: Commercial Banking, Investment Banking, Wealth Management, and Insurance.

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

During the economic and industry turmoil since 2008, we have continued to focus on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. Many of our competitors have drastically cut costs by closing locations and reducing employee bases during this time.  Although we have also focused on reducing costs that do not impact customer service, we have also continued to invest in systems and business production personnel to strengthen our future growth prospects.  The economic downturn has also negatively impacted our customer base and our levels of nonperforming assets have increased as a result.  The combination of the increased levels of nonperforming assets and continued investment in the business has caused relatively high levels of noninterest expense that has adversely affected our earnings over the past several years. Salaries and employee benefits, loan workout costs and losses on Other Real Estate Owned (OREO) have comprised most of this overhead category.

Industry Overview. The U.S. commercial banking industry has been significantly impacted between 2008 and 2010 by decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market.  The weakened U.S. housing market has caused the industry to realize significant losses on write-downs of investment securities securitized by real estate and higher credit costs for write-downs of loans issued for investment.  The November 2010 S&P/Case-Shiller Home Price Indices data indicated that the real estate market is still struggling.  November 2010 was the sixth consecutive month where annual growth rates moderated from the prior month’s pace.  In addition, nine metropolitan areas hit their lowest price levels since home prices peaked in 2006 and 2007.

The Chairman of the Federal Reserve indicated in a speech on August 27, 2010, that economic activity that appeared in the second half of 2009 has continued, but at a pace lower than projected earlier in the year.  Based on the Federal Reserve’s projection of economic activity, it is expected that the current pace of economic activity will accelerate in 2011.  Based on those projections, the unemployment rate would reduce over time.  While consumer spending and business fixed investment continue to restrict economic recovery, business investment in equipment and software increased to a rate of more than 20% in the first half of 2010.  However, disappointing labor market data coupled with low consumer spending and lower than expected growth in housing indicates that the recovery of output and employment has slowed.

During 2010, the Federal Reserve continued to take action to encourage growth in the U.S economy.  In November 2010, the Federal Reserve announced plans to buy up to $600 billion in long-term Treasuries during the second quarter of 2011 and reiterated its intentions to reinvest up to $300 billion in proceeds from earlier investments, bringing total new investment up to $900 billion.  These stimulus efforts, collectively referred to as the central banks’ quantitative easing policy, are intended to promote economic growth by keeping access to credit markets open and interest rates low.

The national unemployment rate slightly decreased from 10.0% in December 2009 to 9.4% as of December 2010.  The high unemployment rate is another driving factor that could prolong a weak economy.  During 2008-2009, 165 banks failed and went into receivership with the FDIC, causing estimated losses of $53.6 billion to the Depository Insurance Fund.  In 2010, 157 banks went into receivership.  The FDIC has also taken possession of 11 banks in the first month of 2011, including two Colorado banks.  This compares to only 10 bank failures in the years 2003 to 2007.  The FDIC’s “problem list” stood at 860 at September 30, 2010, up from 702 at the end of 2009 and 252 at the end of 2008.

In the third quarter of 2010, FDIC-insured commercial banks reported a combined net income of $14.5 billion, the fifth consecutive quarterly year-over-year earnings improvement.  Driving the increase in earnings were reductions in loan loss provisions and goodwill impairments.  Provision for loan losses was at the lowest quarterly total since the fourth quarter of 2007.  Net charge-offs decreased for the second consecutive quarter as compared to the previous and year-earlier quarters. In addition, noncurrent loans decreased during the quarter after posting the first quarterly decline in more than four years during the second quarter of 2010.  Prior to the second quarter of 2010, noncurrent loan balances had risen for 16 consecutive quarters.

The overall market conditions led the Federal Open Markets Committee (FOMC) to maintain the target federal funds rate at a range of 0 to 25 basis points in 2010 since it was initially set in December 2008.  At the January 2011 FOMC meeting the Committee again decided to maintain the target at 0 to 25 basis points since the rate of the economic recovery has been insufficient to bring about a significant improvement in labor market conditions.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2010, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 19 bank locations, four fee-based businesses and total assets of $2.4 billion.  As discussed in “Item 1. Business” and Note 19 to the Consolidated financial statements, the Company changed its operating segments in 2010 to reflect an internal realignment of its wealth management components.  The prior period disclosures in the following table have been adjusted to conform to the new presentation.  Certain key metrics of our operating segments at or for the years ended December 31, 2010, 2009 and 2008 are as follows:

					Corporate
	Commercial	Investment	Wealth		Support and
	Banking	Banking	Management	Insurance	Other	Consolidated
(in thousands, except per share data)	2010
Net loss	$(86)	$(91)	$(1,295)	$(818)	$(20,347)	$(22,637)
Diluted loss per common share	$—	$—	$(0.04)	$(0.02)	$(0.66)	$(0.72)
Total assets	$2,338,829	$4,101	$5,597	$8,058	$38,503	$2,395,088

	2009
Net loss	$(47,698)	$(4,585)	$(22,243)	$(2,632)	$(5,883)	$(83,041)
Diluted loss per common share	$(1.64)	$(0.16)	$(0.76)	$(0.09)	$(0.33)	$(2.98)
Total assets	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

	2008
Net income (loss)	$6,675	$(190)	$(705)	$594	$(5,046)	$1,328
Diluted earnings (loss) per common share	$0.28	$(0.01)	$(0.03)	$0.03	$(0.22)	$0.05
Total assets	$2,629,082	$6,670	$23,891	$13,840	$10,792	$2,684,275

Noted below are some of the significant financial performance measures and operational results for 2010 and 2009:

2010

•                  Commercial Banking broke even on a per share basis in 2010 compared to a loss of $1.64 per diluted share in 2009.  Our commercial banking franchise recognized provision for loan losses of $30.2 million in 2010, a significant reduction compared to $103.4 million in 2009.  Nonperforming assets decreased to $67.8 million at the end of 2010, from $104.5 million at the end of 2009.  The Bank’s ratio of allowance for loan and credit losses to total loans ended the year at 4.01% and the allowance exceeds 154% of nonperforming loans.  During the fourth quarter of 2010, the segment recorded a deferred tax valuation charge of $4.1 million. Also contributing to the improvement was the absence of a goodwill impairment that negatively impacted the 2009 results.

•                  Investment Banking broke even on a per share basis in 2010, compared to a loss of $0.16 per diluted share in 2009. After muted mergers and acquisition activity in 2009 due to the adverse impact of severe macro economic conditions, the segment significantly improved the number of successful deals closed in 2010.  Also contributing to the improvement was the absence of a goodwill impairment that negatively impacted the 2009 results.

•                  Wealth Management lost $0.04 per diluted share in 2010, an improvement over the loss of $0.76 in 2009. The segment recorded a $0.3 million deferred tax valuation allowance during 2010.  Most of the major market indices rose during 2010, contributing to higher revenue for the segment.  However, the integration of the Company’s investment advisory firms into one legal entity and the subsequent marketing campaign of Wealth Management increased operating expenses.  Wealth transfer revenue increased in 2010 over 2009, as the economy improved.  Also contributing to the improvement was the absence of a goodwill impairment that negatively impacted the 2009 results.

•                  Insurance lost $0.02 per diluted share in 2010, an improvement over the $0.09 loss in 2009.  A deferred tax valuation allowance of $0.3 million impacted the segments earnings during 2010. The Company’s P&C revenues are generated as a percentage of its client’s insurance premiums.  As client payrolls, revenues and business assets have shrunk due to economic conditions, premiums have also decreased.  The Company continues to realize lower revenues on a large part of its existing client base.  The improvement in the 2010 net loss per share was primarily due to the absence of a goodwill impairment that negatively impacted the 2009 results.

•                  Corporate Support and Other lost $0.66 per diluted share in 2010, down from a loss of $0.33 in 2009.  The increase in the net loss per share was primarily due to an $11.0 million deferred tax valuation charge recorded in the fourth quarter of 2010, a $2.5 million increase in provision for loan loss expense for non-performing assets held at the parent company and a $2.0 million increase in valuation losses on OREO also held at the parent company.

•                  During the fourth quarter of 2010, the Company established a deferred tax asset valuation allowance in the amount of $15.6 million based on its assessment of the amount of deferred tax assets that are more likely than not to be realized.

•                  The Company recognized losses of $8.4 million in 2010 on valuation adjustments of other real estate owned and other-than-temporary impairments on investments.

•                  The net interest margin on a tax-equivalent basis remained steady at 4.37% compared to 4.38% in 2009.

•                  Total noninterest-bearing demand accounts represented 36.1% of total deposits at December 31, 2010, the highest level in the Company’s history.

•                  The Company’s total risk-based capital ratio was to 15.5% at the end of 2010, down from 16.1% at the end of 2009.

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

•                  Wealth Management lost $0.76 per diluted share in 2009, down from a loss of $0.03 in 2008.  While the major market indices rose during 2009, the market growth did not fully recapture the losses realized in 2008. The segment was also adversely impacted by a decrease in wealth transfer cases, as clients conserved cash reserves due to the recession.  The decline in average market values in 2009 compared to 2008 continued to pressure top line revenue.  The segment also realized a goodwill impairment charge of $21.4 million.

•                  Insurance lost $0.09 per diluted share in 2009, down from a contribution of $0.03 in 2008.The Company’s P&C revenues are generated as a percentage of its client’s insurance premiums.  As client payrolls, revenues and business assets have shrunk due to economic conditions, premiums have also decreased. Thus, the Company has realized lower revenues on a large part of its existing client base. The segment also realized a goodwill impairment charge of $4.1 million.

•                  Corporate Support and Other lost $0.33 per diluted share in 2009, down from a loss of $0.22 in 2008.  The increase in the net loss per share was primarily due to the inclusion of the preferred stock dividends for a full year in 2009.  The preferred stock was outstanding for less than a month in 2008.  In addition, the segment recorded $2.4 million in provision for loan loss expense for non-performing assets held at the parent company.

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

Bank. The commercial bank segment, the cornerstone of our franchise, has been adversely impacted by the slowdown in the economy and the tightening in the credit markets over the past three years.  While the Bank has recognized elevated levels of loan losses, net charge-offs fell to $44.4 million in 2010 from $73.6 million in 2009 (both years include net charge-offs of loans that were transferred to the parent company). The negative impact of asset quality not only affected the level of provision for loan losses, but also impacted net interest income as earning assets decreased.  The Bank, and the industry as a whole, continues to be challenged by new loan generation.  Muted loan growth in the future will negatively impact the Bank’s earnings as net interest income is the largest driver of operating income.

Fee-Based Business Lines. The Company’s fee-based business lines — Investment Banking, Insurance, and Wealth Management — operated at a loss for 2010 on a combined basis for the second consecutive year.  However, our ratio of noninterest income to total operating revenues increased to 27% for 2010 compared to 21% in 2009.

We believe that through the combination of our Commercial Banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle. We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from FDL. We can assist in planning for the future with wealth transfer and business succession planning from FDL. We are able to protect assets with P&C insurance from CoBiz Insurance. We can facilitate exit and retirement strategies with merger and acquisition services from GMB. We are also able to preserve our customers’ wealth with trust and fiduciary services from CoBiz Trust, investment management services from CoBiz Investment Management, and wealth transfer services from FDL.

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

We maintain a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse, and timely follow-up and corrective action for loans showing signs of deterioration in quality. We also have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Loans that are graded 5 or lower are categorized as non-classified credits, while loans graded 6 and higher are categorized as classified credits that have a higher risk of loss. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan. Individual loans that are deemed to be impaired are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-10-35, Receivables — Subsequent Measurement.

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

See Note 4 to the consolidated financial statements for further discussion on management’s methodology.

Other Real Estate Owned

Other Real Estate Owned (OREO) represents properties acquired through foreclosure or physical possession.  Write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

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

We conducted evaluations of our reporting units during 2009 due to triggering events noted in the first and third quarters.  As discussed in Note 6 to the consolidated financial statements, the estimated fair value of all reporting units was less than their carrying values and goodwill impairment was deemed to exist.  During 2009, the Company recorded a goodwill impairment of $46.2 million, eliminating all goodwill from the balance sheet.

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  At December 31, 2010, the Company has recorded a valuation allowance of $15.6 million. An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such additional valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Share-based Payments

On January 1, 2006, we adopted guidance now included in ASC Topic 718, Compensation — Stock Compensation (ASC 718) (originally issued as SFAS No. 123(R), Share-Based Payment), using the modified prospective method. Under this method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123).

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2010, $642.7 million of total assets, consisting of $637.4 million in available for sale securities and $5.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2009, $536.9 million of total assets, consisting of $529.2 million in available for sale securities and $7.7 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2010 and 2009, $6.9 million and $3.7 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $47.6 million at December 31, 2010.  Certain private label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.4 million of total assets at December 31, 2010 and 2009.  The Company recognized $0.4 million and $1.3 million in other-than-temporary impairments on the private label MBS for the year-ended December 31, 2010 and 2009, respectively.  For additional information on the fair value of certain financial assets and liabilities see Note 18 to the consolidated financial statements.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the guidance in ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements (ASU 2010-06), which adds new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, was effective for fiscal years beginning after December 15, 2010.  The adoption of the update effective in 2010 did not have a material impact on the consolidated financial statements.  The Company is evaluating the effect, if any, the update effective in 2011 will have on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 is intended to provide financial statement users with greater transparency about the nature of credit risk in an entity’s portfolio of financing receivables; how risk is analyzed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010, except for certain disclosures related to activity occurring during a reporting period which was effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the update effective in 2010 did not have a material impact on the consolidated financial statements.  The Company is evaluating the effect, if any, the update effective in 2011 will have on the consolidated financial statements.

Financial Condition

The Company had total assets of $2.40 billion and total liabilities of $2.19 billion at December 31, 2010, compared to $2.47 billion in assets and $2.23 billion in liabilities at December 31, 2009.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2010 and 2009.

Lending Activities

General. We provide a broad range lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2010, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to current conditions and heightened default risk due to depressed real estate and collateral values, Management expanded the resources of the credit and loan review departments to provide for a more proactive identification of problem credits.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Senior Credit Officer in each geographic market. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the boards of directors of the Bank. The loan portfolio is also monitored regularly by a loan review department that reports to the Chief Operations Officer of the Company and submits reports directly to the audit committee of the board of directors and the credit administration department.

In order to effectively respond to the current credit cycle, declining asset quality and increasing foreclosures, the Company made a significant investment in 2009 to establish a Special Assets Group comprised of seasoned specialists to efficiently manage nonperforming assets.  Management believes having the specialized function will allow our bankers to focus on seeking new lending and deposit relationships while troubled asset levels are effectively managed.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$565,145	35.8%	$559,612	32.8%	$648,968	32.6%	$576,959	31.6%	$482,309	31.6%
Real estate - mortgage	783,675	49.7%	832,509	48.8%	870,262	43.8%	728,076	39.9%	569,805	37.3%
Land acquisition & development	83,871	5.3%	152,667	8.9%	221,946	11.2%	236,637	13.0%	218,597	14.3%
Real estate — construction	86,862	5.5%	144,069	8.4%	192,164	9.7%	219,081	12.0%	203,501	13.3%
Consumer	94,607	6.0%	76,103	4.5%	86,701	4.4%	71,422	3.9%	57,990	3.8%
Other	29,567	1.9%	15,906	0.9%	11,212	0.6%	14,151	0.8%	12,258	0.8%
Total loans	$1,643,727	104.2%	$1,780,866	104.3%	$2,031,253	102.2%	$1,846,326	101.1%	$1,544,460	101.2%
Less allowance for loan losses	(65,892)	-4.2%	(75,116)	(4.4)%	(42,851)	(2.2)%	(20,043)	(1.1)%	(17,871)	(1.2)%
Net loans held for investment	$1,577,835	100.0%	$1,705,750	99.9%	$1,988,402	100.0%	$1,826,283	100.0%	$1,526,589	100.0%
Loans held for sale	—	0.0%	1,820	0.1%	—	0.0%	—	0.0%	—	0.0%
Net loans	$1,577,835	100.0%	$1,707,570	100.0%	$1,988,402	100.0%	$1,826,283	100.0%	$1,526,589	100.0%

Gross loans decreased $139.0 million to $1.6 billion at December 31, 2010.  The decline in the overall gross loan balance is primarily attributable to a decrease in the land acquisition and development loan portfolio, which contributed to 50% or $68.8 million of the overall decline of the loan portfolio.  Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased lending activities for the acquisition and future development of land. The real estate — mortgage and real estate — construction loan portfolios decreased significantly during 2010; $48.8 million and $57.2 million, respectively.  The aforementioned declines were offset by increases in other loan categories, primarily the consumer loan category.  The growth in the consumer loan portfolio is due to a new product offering, jumbo mortgage loans ($24.9 million at December 31, 2010).  The recent adverse economic conditions have contributed to a challenging operating environment and a downward trend in loan demand.  However, the shift in loan concentration is primarily attributed to successful efforts to further diversify the Company’s loan portfolio.  The Company’s primary focus was to reduce high risk loan concentration levels and grow other loan categories mainly by exploring new niche lending opportunities.

Gross loans decreased $250.4 million to $1.78 billion at December 31, 2009. The decline was driven by customer paydowns in each major category of the portfolio outpacing new loan demand and the increased level of charge-offs.  Loan generation slowed in 2009 as businesses de-leveraged their balance sheets and accumulated cash reserves in response to economic factors.  The decrease in total loans was equally shared between the Colorado and Arizona markets.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2010, our individual legal lending limit was $38.7 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2010 and 2009, the outstanding balance of loan participations sold by us was $18.4 million and $30.8 million, respectively. At December 31, 2010 and 2009, we had loan participations purchased from other banks totaling $43.3 million and $37.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	2010		2009		2008
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	29	14.6%	28	13.6%	32	13.7%
$3.0 million to $6.0 million	71	17.6%	85	19.6%	101	20.7%
$1.0 million to $3.0 million	311	32.5%	347	33.4%	385	33.2%
$0.5 million to $1.0 million	359	15.9%	374	14.7%	427	14.8%
Less than $0.5 million	4,397	19.4%	4,565	18.7%	4,701	17.6%
	5,167	100.0%	5,399	100.0%	5,646	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2010, 2009, and 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                 Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2010, the Company had reduced its exposure to commercial real estate lending below the parameters discussed above.  However, at December 31, 2009, the Company was considered to have a commercial real estate concentration.

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

Commercial Loans. Commercial loans increased $5.5 million, or 1.0%, from $559.6 million at December 31, 2009 to $564.9 million at December 31, 2010. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	2010		2009		2008
		% of Commercial		% of Commercial		% of Commercial
(in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Manufacturing	$86,692	15.3%	$76,832	13.7%	$98,486	15.2%
Finance and insurance	77,198	13.7%	78,302	14.0%	84,028	13.0%
Health care	70,685	12.5%	63,508	11.4%	69,060	10.6%
Real estate services	79,143	14.0%	79,454	14.2%	85,917	13.3%
Construction	51,404	9.1%	53,240	9.5%	60,500	9.3%
Retail trade	26,875	4.8%	33,687	6.0%	33,933	5.2%
Wholesale trade	53,514	9.5%	54,175	9.7%	73,600	11.3%
All other	119,634	21.2%	120,414	21.5%	143,444	22.1%
	$565,145	100.0%	$559,612	100.0%	$648,968	100.0%

Real Estate Mortgage Loans. Real estate mortgage loans decreased $48.8 million, or 5.9%, from $832.5 million at December 31, 2009 to $784.0 million at December 31, 2010. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2010 and 2009, 59% and 57%, respectively, of the Company’s outstanding real estate mortgage loans were in the Colorado market.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2010		2009		2008
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$431,935	55.1%	$461,822	55.5%	$482,713	55.5%
Residential & commercial investor	351,740	44.9%	370,687	44.5%	387,549	44.5%
	$783,675	100.0%	$832,509	100.0%	$870,262	100.0%

Land Acquisition and Development Loans.  Land acquisition and development loans decreased $68.8 million, or 45.1%, from $152.7 million at December 31, 2009 to $83.9 million at December 31, 2010. We have a portfolio of loans for the acquisition and development of land for residential building projects. Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased lending activities for the acquisition and future development of land. However, the Company may still pursue loans secured by finished lots that are prepared to enter the construction phase. Land acquisition and development loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The Company continued its focus on reducing its exposure to this portfolio in 2010.  This portfolio has been continuously decreasing since 2006, when it comprised 14.3% or $218.6 million of the total loan portfolio.  The properties securing the land acquisition and development portfolio are generally located in the states of Arizona and Colorado.  At December 31, 2010 and 2009, the majority (approximately 60%) of the loans were generated in the Colorado market.

Real Estate Construction Loans. Real estate construction loans decreased $57.2 million, or 39.7%, from $144.1 million at December 31, 2009 to $86.9 million at December 31, 2010. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (Speculative loan), although Speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.  With the deep valuation declines in the real estate markets during recent years, the Company has become very selective in the extension of credit for new construction projects.

We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers. The properties securing the Company’s real estate loan portfolio are generally located in the states of Arizona and Colorado.  At December 31, 2010 and 2009, the majority (63% and 60%, respectively) of the Company’s real estate construction loans were generated in the Colorado market.

Consumer Loans. Consumer loans increased $18.5 million, or 24.3%, from $76.1 million at December 31, 2009 to $94.6 million at December 31, 2010. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. In 2010, the Company introduced a new product line, jumbo mortgage loans.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000.  For primary residences, the maximum loan-to-value is 70% for loans up to $1.5 million.  The loan-to-value decreases as the size of the loan increases, with a maximum loan-to-value of 50% on loans in excess of $3.0 million. In addition, we generally only finance

3/1, 5/1, and 7/1 adjustable-rate mortgage loans and broker 15- and 30-year fixed products. Jumbo mortgage loans at December 31, 2010, totaled $24.9 million or 26.3% of the consumer loan portfolio.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, OREO and other repossessed assets. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a non-accrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$202	$509	$1,292	$2,208	$990
Nonaccrual loans
Commercial	8,722	12,696	9,312	758	147
Real estate - mortgage	8,446	18,832	3,481	84	103
Land acquisition & development	9,690	34,033	16,097	—	—
Real estate - construction	12,614	9,632	9,595	360	85
Consumer and other	3,060	3,496	1,301	—	—
Total nonaccrual loans	42,532	78,689	39,786	1,202	335
Total nonperforming loans	42,734	79,198	41,078	3,410	1,325
OREO and repossessed assets	25,095	25,318	5,941	90	—
Total nonperforming assets	$67,829	$104,516	$47,019	$3,500	$1,325

Allowance for loan losses	$65,892	$75,116	$42,851	$20,043	$17,871
Allowance for credit losses	61	155	259	576	576
Allowance for loan and credit losses	$65,953	$75,271	$43,110	$20,619	$18,447
Ratio of nonperforming assets to total assets	2.83%	4.24%	1.75%	0.15%	0.06%
Ratio of nonperforming loans to total loans	2.60%	4.44%	2.02%	0.18%	0.09%
Ratio of nonperforming loans and OREO to total loans and OREO	4.06%	5.78%	2.31%	0.19%	0.09%
Ratio of allowance for loan and credit losses to total loans	4.01%	4.23%	2.12%	1.12%	1.19%
Ratio of allowance for loan and credit losses to nonperforming loans	154.33%	97.28%	104.95%	604.69%	1392.30%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2010, 2009 and 2008, was $1.6 million, $1.8 million and $1.0 million, respectively.  OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

Nonperforming assets decreased $36.7 million to $67.8 million at December 31, 2010, from $104.5 million at December 31, 2009.  The following table summarizes nonperforming assets by type and market.

	2010					2009
				Total in	NPAs as a				Total in	NPAs as a
(in thousands)	Colorado	Arizona	Total	category	% of Loans	Colorado	Arizona	Total	category	% of Loans
Commercial	$4,941	$3,848	$8,789	565,145	1.56%	$8,658	$4,537	$13,195	559,612	2.36%
Real estate - mortgage	1,768	6,678	8,446	783,675	1.08%	9,000	9,832	18,832	832,123	2.26%
Land acquisition & development	1,034	8,791	9,825	83,871	11.71%	17,358	16,675	34,033	152,667	22.29%
Real estate - construction	12,614	—	12,614	86,862	14.52%	3,900	5,732	9,632	144,455	6.67%
Consumer	686	2,374	3,060	94,607	3.23%	905	252	1,157	76,103	1.52%
Other loans	—	—	—	29,567	0.00%	—	2,349	2,349	17,726	13.25%
OREO and repossessed assets	12,646	12,449	25,095	25,095	NA	15,169	10,149	25,318	25,318	NA
Nonperforming assets	$33,689	$34,140	$67,829	$1,668,822	4.06%	$54,990	$49,526	$104,516	$1,808,004	5.78%

The $25.1 million OREO balance at December 31, 2010 is comprised of 29 properties, with the largest property having a fair value of $7.9 million.  In addition to the nonperforming assets described above, the Company had 184 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $123.8 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Analysis of Allowance for Loan and Credit Losses. The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred at the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased additional charges to operating income and reduced by loans charged off, net of recoveries.

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

	For the year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Balance of allowance for loan losses at beginning of period	$75,116	$42,851	$20,043	$17,871	$16,906
Charge-offs:
Commercial	8,357	14,991	2,194	1,803	278
Real estate - mortgage	11,490	8,118	—	—	—
Land acquisition & development	23,077	44,569	11,726	—	—
Real estate - construction	6,181	6,732	2,823	—	—
Consumer	1,079	2,081	364	30	34
Other	443	86	37	5	8
Total charge-offs	50,627	76,577	17,144	1,838	320
Recoveries:
Commercial	2,361	1,989	42	56	487
Real estate — mortgage	451	75	7	—	25
Land acquisition & development	2,662	776	—	—	—
Real estate - construction	655	131	—	—	—
Consumer	134	36	103	18	7
Other	13	20	4	—	—
Total recoveries	6,276	3,027	156	74	519
Net (charge-offs) recoveries	(44,351)	(73,550)	(16,988)	(1,764)	199
Provision for loan losses charged to operations	35,127	105,815	39,796	3,936	766
Balance of allowance for loan losses at end of period	$65,892	$75,116	$42,851	$20,043	$17,871

Balance of allowance for credit losses at beginning of period	$155	$259	$576	$576	$—
Provision (credit) for credit losses charged to operations	(94)	(104)	(317)	—	576
Balance of allowance for credit losses at end of period	$61	$155	$259	$576	$576

Total provision for loan and credit losses charged to operations	$35,033	$105,711	$39,479	$3,936	$1,342

Ratio of net charge-offs (recoveries) to average loans	2.62%	3.78%	0.87%	0.11%	(0.01)%

Average loans outstanding during the period	$1,693,546	$1,948,120	$1,944,728	$1,665,379	$1,446,964

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

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly and are weighted more heavily for recent economic conditions. The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company’s methodology for estimated the allowance for loan and credit losses, see Note 4 to the consolidated financial statements.

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2010		2009		2008		2007		2006
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category as a
	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total
(in thousands)	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans
Commercial	$17,169	34.4%	$15,733	31.4%	$13,190	31.9%	$8,015	31.2%	$7,162	31.2%
Real estate - mortgage	17,677	47.7%	14,535	46.7%	11,209	42.8%	3,406	39.4%	3,190	36.9%
Land acquisition & development	14,938	5.1%	30,097	8.6%	9,098	10.9%	4,516	12.8%	2,668	14.2%
Real estate - construction	6,296	5.3%	5,700	8.1%	6,714	9.5%	2,792	11.9%	2,617	13.2%
Consumer	3,373	5.8%	2,143	4.3%	1,404	4.3%	710	3.9%	652	3.8%
Other	354	1.7%	419	0.9%	—	0.6%	—	0.8%	35	0.8%
Unallocated	6,085	0.0%	6,489	0.0%	1,236	0.0%	604	0.0%	1,547	0.0%
Off-balance sheet commitments	61	0.0%	155	0.0%	259	0.0%	576	0.0%	576	0.0%
Total	$65,953	100.0%	$75,271	100.0%	$43,110	100.0%	$20,619	100.0%	$18,447	100.0%

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

The land acquisition and development portfolio has been identified by the Company as a higher-risk loan category.  Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased lending activities for the acquisition and future development of land. The quality of this category is highly dependent on property values both in terms of the likelihood of repayment once the property is transacted by the current owner as well as the level of collateral the Company has securing the loan in the event of default.  Loans in this category are characterized by the speculative nature of commercial and residential development properties and can include property in various stages of development from raw land to finished lots.  Management relies heavily on recent loss experience in determining risk in the category which it believes provides a more accurate gauge of actual risk given the negative trends in the current economic cycle.

Economic conditions that began to deteriorate in late 2007 worsened in 2008 with high profile bankruptcies, government-orchestrated mergers and a freeze in the credit markets.  Conditions continued to worsen in 2009 with broad economic declines, historically high unemployment rates, continued devaluation of real estate and severe credit defaults.  In 2010, the slight economic recovery was reflected in the financial industry’s overall performance as quarterly provision levels reached the lowest level since the fourth quarter in 2007.  Additionally, year-over-year quarterly earnings improved during 2010.  Overall nonaccrual loan balances for the industry started declining in the second quarter of 2010 resulting in lower levels of net charge-offs in most loan categories.

The provision for loan and credit losses of the Company decreased $70.7 million to $35.0 million for the year ended December 31, 2010, compared to $105.7 million for the year ended December 31, 2009. In 2010, net charge-offs exceeded provision for loan and credit losses by $9.3 million while in 2009 the Company provided $32.2 million more in provision for loan and credit losses than net charge-offs.  The decreasing provision levels during 2010 are primarily the result of improved asset quality.  The Company’s allowance for loan and credit losses to total loans was 4.01% and 4.23% at December 31, 2010 and 2009, respectively.  The allowance for loan and credit losses to nonperforming loans increased from 97.28% at December 31, 2009, to 154.33% at December 31, 2010.  We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

Our investment portfolio is comprised primarily of securities issued by government-sponsored entities or securities rated “A-” or better by various nationally recognized rating agencies, with the majority of the portfolio either maturing or repricing within one to five years. Our practice is to purchase primarily U.S. government agency-backed mortgages and debentures. Our investment strategies are reviewed in bi-monthly meetings of the Asset-Liability Management Committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to the securities portfolio are to:

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

	At December 31,
(in thousands)	2010	2009	2008
Mortgage-backed securities	$408,239	$403,215	$438,188
U.S. government agencies	80,619	56,453	—
Trust preferred securities	88,308	34,781	22,750
Corporate debt securities	59,595	32,641	13,429
Municipal securities	945	2,417	2,515
Other investments	6,962	16,473	23,566
Total	$644,668	$545,980	$500,448

At December 31, 2010, investments represented 26.92% of total assets compared to 22.14% a year earlier.  During 2010, investments, net of unrealized gains on available for sale securities, increased $98.7 million to $644.7 million from $546.0 million at December 31, 2009.  During 2010, the Company purchased $405.1 million of securities.  The purchases were composed primarily of $164.6 million in government agencies; $149.2 million in mortgage-backed securities; $53.1 million in trust preferred securities; and $29.3 million in corporate bond securities.  The increase from security purchases was offset by $290.0 million in maturities and principal pay downs; and $0.4 million in security sales.  Available for sale securities had a net unrealized gain of $11.4 million at December 31, 2010, a $0.6 million decrease from the net unrealized gain of $12.0 million at December 31, 2009.

During 2009, the Company purchased $152.1 million of securities.  The purchases included government agencies, mortgage-backed securities, trust preferred securities and corporate bond securities.  The increase from security purchases was offset by $109.4 million in maturities and principal pay downs; and $2.2 million in security sales.  During 2009, the net unrealized gain increased $14.7 million from the net unrealized loss of $2.7 million at December 31, 2008.

At December 31, 2010, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single issuer securities that have been impacted by the overall decrease in the financial services market.

For the year ended December 31, 2010, the Company had other-than-temporary impairment (OTTI) on investment securities of $0.6 million compared to $2.3 million for the year ended December 31, 2009.  The 2010 OTTI of $0.4 million related to three private-label mortgage-backed securities.  The 2009 OTTI of $2.3 million was comprised of $1.3 million of credit related OTTI on two private-label mortgage-backed securities and $1.0 million was on two single issuer trust preferred securities intended to be sold.

During 2010, other investments decreased $9.5 million primarily due to a $9.4 million FHLB stock sale and a FRB stock sale of $0.3 million, offset by FHLB stock dividends of $0.2 million. The Company’s investment in FHLB stock is primarily related to maintaining a borrowing base with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased and the excess stock was redeemed by the FHLB.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

During 2009, other investments decreased $7.1 million primarily due to FHLB stock sales of $7.9 million offset by FHLB stock dividends of $0.2 million and FRB stock purchases of $0.5 million.  The Company sold FHLB stock in 2009 due to an increased liquidity position that did not require as large a borrowing base as in prior years.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2010.

	Maturity or Repricing
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$81,574	3.43%	$200,846	4.45%	$35,560	3.49%	$90,259	4.55%	$408,239	4.18%
U.S. government agencies	—	0.00%	75,613	1.73%	5,006	1.05%	—	0.00%	80,619	1.69%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	88,308	7.08%	88,308	7.08%
Corporate debt securities	10,155	5.78%	46,562	4.68%	2,878	6.05%	—	0.00%	59,595	4.93%
Municipal securities	330	4.55%	615	5.81%	—	0.00%	—	0.00%	945	5.37%
Other investments	4,790	3.52%	—	0.00%	—	0.00%	2,172	2.46%	6,962	3.19%
Total	$96,849	3.68%	$323,636	3.85%	$43,444	3.38%	$180,739	5.76%	$644,668	4.33%

(1) Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2010, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

				2010 vs. 2009		2009 vs. 2008
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
Goodwill	$—	$—	$46,160	$—	.0%	$(46,160)	(100.0)%
Intangible assets, net	4,119	4,910	5,704	(791)	(16.1)%	(794)	(13.9)%
Bank-owned life insurance	36,043	34,560	30,718	1,483	4.3%	3,842	12.5%
Premises and equipment, net	9,048	8,203	9,154	845	10.3%	(951)	(10.4)%
Accrued interest receivable	8,081	8,184	8,617	(103)	(1.3)%	(433)	(5.0)%
Deferred income taxes, net	16,449	29,654	16,933	(13,205)	(44.5)%	12,721	75.1%
Other real estate owned	25,095	25,182	5,941	(87)	(.3)%	19,241	323.9%
Other	49,584	54,135	26,709	(4,551)	(8.4)%	27,426	102.7%
Total	$148,419	$164,828	$149,936	$(16,409)	(10.0)%	$14,892	9.9%

Goodwill.  During the year ended December 31, 2009, the Company conducted a detailed impairment analysis on goodwill.  The result of the review indicated an impairment of goodwill and at March 31, 2009 and September 30, 2009, impairment charges totaling $46.2 million were recorded, eliminating all goodwill from the consolidated balance sheets of the Company.  See Note 6 to the consolidated financial statements for additional discussion of the analysis.

Intangible Assets.  Intangible assets at December 31, 2010, represent client relationship lists and employee non-compete agreements.  During 2009, the Company recorded a $0.1 million impairment on a non-amortizing tradename intangible asset.  An additional charge of $0.1 million was recorded during 2010 to eliminate the remaining value of the tradename asset in conjunction with the Wagner merger into ACMG.  During the years ended December 31, 2010 and 2009, $0.6 million and $0.7 million of intangible asset amortization was recognized, exclusive of the impairment charges.

Bank-Owned Life Insurance (BOLI).  BOLI increased $1.5 million to $36.0 million at December 31, 2010, due to growth in the cash surrender value of the policies.  BOLI increased $3.8 million to $34.6 million at December 31, 2009, due to the $2.7 million purchase of additional policies and growth in the cash surrender value of the policies.

Deferred Income Taxes, net. The decrease of $13.2 million in net deferred income tax assets was primarily the result of a valuation allowance charge of $15.6 million recorded in the fourth quarter of 2010.  See Note 11 to the consolidated financial statements for additional discussion of the valuation allowance.

The increase in deferred income taxes of $12.7 million to $29.7 million at December 31, 2009 was primarily the result of the tax effect of the provision for loan losses net of charge offs, accounting for approximately $12.2 million of the change.  The goodwill impairment charges mentioned above as well as amortizing relationship intangibles also contributed approximately $4.6 million to the net deferred tax asset increase during 2009 as a certain components of goodwill were tax deductible.  Increases were offset by other transactions including OTTI charges, amortization of deferred loan fees, changes in OCI related to the available for sale securities and derivative portfolios.

Other Real Estate Owned.  OREO at December 31, 2010, of $25.1 million was relatively unchanged compared to OREO of $25.2 million at December 31, 2009.  During the year ended December 31, 2010, the Company recorded initial investments in OREO property of $20.6 million, recognized valuation adjustments through current earnings of $7.4 million and sold properties with a carrying value of $13.3 million.  At December 31, 2010, the value of OREO properties were evenly distributed between Arizona and Colorado.

OREO increased $19.2 million to $25.2 million during the year ended December 31, 2009.  Foreclosures increased during 2009 as negative economic trends impacted our borrowers as well as continued declines in real estate values impacted the valuations of real estate collateral.  At December 31, 2009, the Company’s recorded investment in OREO was distributed between its two operating markets, with approximately $10.0 million and $15.2 million in Arizona and Colorado, respectively.

Other Assets.  Other assets decreased $4.6 million during the year ended December 31, 2010, to $49.6 million.  The decrease primarily related to a decline in income tax receivables due to the collection of refunds and a decline in the one-time prepaid FDIC assessment paid in 2009 and that is amortizing through 2012. These declines were offset by increase in restricted cash placed as collateral with correspondent banks relating to letters of credit issued on behalf of our customers.

Other assets increased $27.4 million to $54.1 million during the year ended December 31, 2009.  The primary drivers of the increase related to prepaid FDIC assessments of $10.3 million, net change in income taxes receivable of $12.3 million and $7.4 million of restricted cash collateral relating to letters of credit issued on behalf of our clients.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, Eurodollar sweep accounts, savings accounts, checking and NOW accounts, and individual retirement accounts. At December 31, 2010, noninterest-bearing deposits increased $138.8 million or 25.6% to $681.5 million compared to the prior year ending balance.  Growth in this deposit class has increased $227.8 million or 50.2% since December 31, 2008.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented more than 36% of total deposits at December 31, 2010, and have been at least 27% of total core deposits in that class since the end of 2008.  The Company participated in the TLGP created by the FDIC through its expiration on December 31, 2010, which provided full coverage for noninterest-bearing deposit accounts regardless of the dollar amount.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. The Company had largely exited the brokered deposit market at the end of 2010, with $0.1 million, $10.3 million and $148.1 million in brokered deposits at December 31, 2010, 2009 and 2008, respectively.  Brokered deposits are considered a wholesale financing source and are used as an alternative to other short-term borrowings. The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts as customer-related deposits.  The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate	balance	interest rate	balance	interest rate
NOW and money market	$708,936	0.69%	$567,363	1.06%	$622,295	1.97%
Savings	9,683	0.32%	9,711	0.48%	10,217	1.19%
Eurodollar	111,768	0.92%	105,946	1.23%	108,154	2.02%
Certificates of deposits	517,209	1.23%	619,772	1.99%	568,120	3.54%
Total interest-bearing deposits	$1,347,596	0.92%	$1,302,792	1.51%	$1,308,786	2.65%
Noninterest-bearing demand accounts	591,074	—	486,335	—	434,926	—
Total deposits	$1,938,670	0.64%	$1,789,127	1.10%	$1,743,712	1.99%

Maturities of CDs of $100,000 and more are as follows:

(in thousands)	At December 31, 2010
Remaining maturity:
Less than three months	$190,700
Three months up to six months	89,316
Six months up to one year	84,474
One year and over	13,980
Total	$378,470

Throughout 2010 and 2009, new and existing customers accumulated cash deposits, building their liquidity positions due to economic uncertainty.  Deposits overall decreased $79.5 million during 2010 to $1.89 billion following an increase of $329.8 million during 2009.  Certificates of deposit decreased to $429.3 million at December 31, 2010, from $599.6 million at December 31, 2009.  The impact of the decline in CDs was offset in part by the aforementioned increase of $138.8 million in noninterest-bearing deposits.  In 2008, a provision in the EESA temporarily raised the limit on federal deposit insurance coverage to at least $250,000 per depositor.  The Dodd-Frank Act made the $250,000 limit permanent, retroactive to 2008.  We believe the combined results of the higher deposit insurance limits and the deposit gathering efforts of our bankers played a significant part in the growth of the deposit base over the past two years allowing the Company to reduce its reliance on short-term borrowings and wholesale deposit arrangements.  The Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits may impact the future balance of the Company’s noninterest-bearing demand and Eurodollar deposits.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, term investment option (TIO) and term auction facility (TAF) funds offered through the FRB, securities sold under agreements to repurchase which generally mature within 90 days or less, advances from the FHLB with original maturities of one year or less, and advances under a revolving credit facility. Auctions under the TIO program were halted in November 2008 as the FRB introduced a number of alternative lending programs for financial institutions.  Short-term borrowing opportunities became available under the TAF program in 2008 which the Company utilized in 2008 and 2009.  A $30.0 million revolving credit facility that originated in July 2007 was cancelled by the Company in June 2009 prior to its contractual expiration.  There was no amount drawn on the line of credit and the line was last used in December 2008.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2010, 2009 and 2008.  See the Liquidity and Capital Resources section below and Note 8 to the Consolidated financial statements for further discussion.

	At or for the year
	ended December 31,
(in thousands)	2010	2009	2008
Federal funds purchased
Balance at end of period	$12	$240	$38,763
Average balance outstanding for the period	1,186	15,023	62,836
Maximum amount outstanding at any month end during the period	4,348	46,028	157,683
Weighted average interest rate for the period	0.75%	0.44%	2.03%
Weighted average interest rate at period end	1.00%	1.00%	0.59%
Term investment option / Term auction facility funds
Balance at end of period	$—	$—	$445,000
Average balance outstanding for the period	—	240,362	82,503
Maximum amount outstanding at any month end during the period	—	475,000	445,000
Weighted average interest rate for the period	0.00%	0.26%	1.20%
Weighted average interest rate at period end	0.00%	0.00%	0.84%
FHLB overnight advances
Balance at end of period	$14,000	$—	$59,300
Average balance outstanding for the period	6,323	32,052	70,858
Maximum amount outstanding at any month end during the period	72,000	90,000	270,000
Weighted average interest rate for the period	0.21%	0.38%	2.16%
Weighted average interest rate at period end	0.26%	0.00%	0.65%
FHLB term advances
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	—	6,332	108,877
Maximum amount outstanding at any month end during the period	—	70,400	300,000
Weighted average interest rate for the period	0.00%	0.58%	2.61%
Weighted average interest rate at period end	0.00%	0.00%	0.00%
Securities sold under agreement to repurchase
Balance at end of period	$157,690	$139,794	$133,478
Average balance outstanding for the period	148,454	125,053	147,230
Maximum amount outstanding at any month end during the period	165,560	162,308	180,008
Weighted average interest rate for the period	0.74%	0.91%	1.81%
Weighted average interest rate at period end	0.53%	0.92%	0.90%
Revolving line of credit
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	—	—	18,456
Maximum amount outstanding at any month end during the period	—	—	28,358
Weighted average interest rate for the period	0.00%	0.00%	3.71%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2010, 2009 and 2008.  The Company sells securities under agreements to repurchase to our customers (Customer Repurchases) as a way to enhance our customers’ interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.  Customer Repurchase liabilities fluctuate on a daily basis as customer deposit balances fluctuate.  The Company also maintains relationships with certain of its correspondent banks with which it could enter securities repurchase agreements on its own behalf. We did not enter into any transactions with our correspondent banks during the years ended December 31, 2010, 2009 and 2008.

	Average Balance for Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2010	$132,258	$139,383	$158,954	$162,771
2009	123,820	119,308	121,466	135,529
2008	149,753	155,267	151,276	132,738

	Ending Balance for Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2010	$142,944	$151,623	$165,560	$157,690
2009	129,195	118,958	125,662	139,794
2008	151,680	131,717	140,264	133,478

	Highest Monthly Balance for Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2010	$142,944	$151,623	$165,560	$159,481
2009	129,195	123,007	130,155	162,308
2008	155,124	180,008	149,738	133,478

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2010	2009	2008
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928	30,928
CoBiz Capital Trust III	20,619	20,619	20,619
Total Junior Subordinated Debentures	$72,166	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	$20,984

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 to the Consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations, followed by discussion of the major components of our revenues, expense and performance.

				2010 vs. 2009		2009 vs. 2008
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands, except per share data)	2010	2009	2008	Amount	%	Amount	%

INCOME STATEMENT DATA
Interest income	$115,979	$129,450	$144,908	$(13,471)	(10.4)%	$(15,458)	(10.7)%
Interest expense	19,148	26,066	49,557	(6,918)	(26.5)%	(23,491)	(47.4)%
NET INTEREST INCOME BEFORE PROVISION	96,831	103,384	95,351	(6,553)	(6.3)%	8,033	8.4%
Provision for loan losses	35,127	105,815	39,796	(70,688)	(66.8)%	66,019	165.9%
NET INTEREST INCOME (LOSS) AFTER PROVISION	61,704	(2,431)	55,555	64,135	2,638.2%	(57,986)	(104.4)%
Noninterest income	35,008	27,627	35,778	7,381	26.7%	(8,151)	(22.8)%
Noninterest expense	109,112	95,250	89,717	13,862	14.6%	5,533	6.2%
Impairment of goodwill	—	46,160	—	(46,160)	(100.0)%	46,160.0%
INCOME (LOSS) BEFORE INCOME TAXES	(12,400)	(116,214)	1,616	103,814	89.3%	(117,830)	NM
Provision (benefit) for income taxes	10,028	(32,859)	(91)	42,887	130.5%	(32,768)	NM
NET INCOME (LOSS)	(22,428)	(83,355)	1,707	60,927	73.1%	(85,062)	NM
Net (income) loss attributable to noncontrolling interests	(209)	314	(379)	(523)	(166.6)%	693	(182.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$(22,637)	$(83,041)	$1,328	$60,404	72.7%	$(84,369)	NM

Earnings (loss) per common share - basic	$(0.72)	$(2.98)	$0.05
Earnings (loss) per common share - diluted	$(0.72)	$(2.98)	$0.05
Cash dividends declared per common share	$0.04	$0.10	$0.28

NM - Not Meaningful

Earnings Performance. Net loss was $22.6 million for the year ended December 31, 2010, compared to net loss of $83.0 million for the year ended December 31, 2009, and net income of $1.3 million for the year ended December 31, 2008.  Net loss for 2010 improved by $60.4 million over the prior year, driven by lower provision for loan losses and goodwill impairment charges and higher noninterest income.  Stabilization and improvement in the Company’s overall asset quality are reflected in the current year provision for loan losses of $35.1 million, of which $24.3 million was recorded in the first half of 2010. The provision for loan losses in 2010 was significantly lower than the $105.8 million recorded in 2009 and lower than the $39.8 million recorded in 2008.  Noninterest income increased $7.4 million in 2010 compared to 2009 and was largely due to the Company’s Investment Banking segment.  Performance improvements were offset by a non-cash deferred tax valuation charge of $15.6 million, declines in net interest income and higher noninterest expense.  Noninterest expense increased $13.9 million in 2010 compared to 2009 and was largely attributed to salaries and employee benefits, losses on securities, OREO and other assets and loan workout expenses.  The 2009 net loss is primarily attributable to an increase of $66.0 million in the provision for loan losses, goodwill impairment of $46.2 million and $5.5 million in noninterest expense offset by an increase of $32.8 million in benefit for income taxes.

Reported loss per common share on a diluted basis for the year ended December 31, 2010, was $(0.72) compared to a loss per diluted common share of $(2.98) for the year ended December 31, 2009.  Loss per diluted common share for the year ended December 31, 2009, declined by $3.03 from earnings per diluted common share of $0.05 in 2008.

Issuance of 13,205,600 shares of common stock impacted the 2009 loss per diluted common share.  The Company completed an underwritten public offering of 12,670,000 shares of the Company’s common stock in July 2009 and subsequently issued an additional 535,600 shares of common stock for the purpose of fulfilling underwriter purchase options in August 2009.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  In September 2007, the FOMC began lowering its target for the federal funds rate and continued lowering the target through December 2008 by which time it had reduced the target rate by 500 basis points to a range of 0-25 basis points, a target range still in effect at December 31, 2010.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
		2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
ASSETS
Federal funds sold and other	$44,995	$182	0.40%	$13,011	$105	0.81%	$7,958	$274	3.44%
Investment securities (3)	557,673	22,235	3.99%	482,859	24,107	4.99%	427,902	22,298	5.21%
Loans (2), (3)	1,693,546	94,063	5.55%	1,948,120	105,965	5.44%	1,944,728	123,055	6.33%
Allowance for loan losses	(70,516)			(67,862)			(25,750)
Total interest-earning assets	2,225,698	116,480	5.06%	2,376,128	130,177	5.32%	2,354,838	145,627	6.11%
Noninterest-earning assets
Cash and due from banks	37,882			37,473			44,846
Other	170,422			143,105			130,217
TOTAL ASSETS	$2,434,002			$2,556,706			$2,529,901

LIABILITIES AND EQUITY
Deposits
NOW and money market	$708,936	$4,910	0.69%	$567,363	$6,011	1.06%	$622,295	$12,280	1.97%
Savings	9,683	31	0.32%	9,711	47	0.48%	10,217	122	1.19%
Eurodollar	111,768	1,023	0.92%	105,946	1,305	1.23%	108,154	2,180	2.02%
Certificates of deposit
Brokered	1,762	38	2.16%	33,115	468	1.41%	104,421	3,919	3.75%
Reciprocal CDARS	167,038	1,616	0.97%	132,994	1,888	1.42%	52,858	1,134	2.15%
Under $100,000	46,863	664	1.42%	61,254	1,503	2.45%	94,455	3,621	3.83%
$100,000 and over	301,546	4,056	1.35%	392,409	8,458	2.16%	316,386	11,415	3.61%
Total interest-bearing deposits	1,347,596	12,338	0.92%	1,302,792	19,680	1.51%	1,308,786	34,671	2.65%
Other borrowings
Securities sold under agreements to repurchase	148,454	1,096	0.74%	125,053	1,137	0.91%	147,230	2,669	1.81%
Other short-term borrowings	7,509	23	0.31%	293,768	885	0.30%	343,530	7,327	2.13%
Long-term debt	93,150	5,691	6.11%	93,150	4,365	4.69%	79,306	4,890	6.17%
Total interest-bearing liabilities	1,596,709	19,148	1.20%	1,814,763	26,067	1.44%	1,878,852	49,557	2.64%
Noninterest-bearing demand accounts	591,074			486,335			434,926
Total deposits and interest-bearing liabilities	2,187,783			2,301,098			2,313,778
Other noninterest-bearing liabilities	22,980			18,841			17,040
Total liabilities	2,210,763			2,319,939			2,330,818
Total equity	223,239			236,767			199,083
TOTAL LIABILITIES AND EQUITY	$2,434,002			$2,556,706			$2,529,901
Net interest income - taxable equivalent		$97,332			$104,110			$96,070
Net interest spread			3.86%			3.88%			3.47%
Net interest margin - taxable equivalent			4.37%			4.38%			4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	139.39%			130.93%			125.33%

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

	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$258	$(181)	$77	$174	$(343)	$(169)
Investment securities (1)	3,735	(5,607)	(1,872)	2,864	(1,055)	1,809
Loans (1), (2)	(13,847)	1,945	(11,902)	215	(17,305)	(17,090)
Total interest earning assets	$(9,854)	$(3,843)	(13,697)	3,253	(18,703)	(15,450)
Interest-bearing liabilities
NOW and money market deposits	$1,500	$(2,601)	$(1,101)	$(1,084)	$(5,185)	$(6,269)
Savings deposits	—	(16)	(16)	(6)	(69)	(75)
Eurodollar deposits	72	(354)	(282)	(45)	(830)	(875)
Certificates of deposit	(2,271)	(3,672)	(5,943)	513	(8,285)	(7,772)

Other borrowings
Securities sold under agreements to repurchase	213	(254)	(41)	(402)	(1,130)	(1,532)
Other short-term borrowings	(862)	—	(862)	(1,061)	(5,381)	(6,442)
Long-term debt	—	1,326	1,326	854	(1,379)	(525)
Total interest-bearing liabilities	(1,348)	(5,571)	(6,919)	(1,231)	(22,259)	(23,490)
Net increase (decrease) in net interest income	$(8,506)	$1,728	$(6,778)	$4,484	$3,556	$8,040

(1)   Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)   Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income on a tax-equivalent basis decreased $6.8 million or 6.5% to $97.3 million for the year ended December 31, 2010, from $104.1 million at December 31, 2009.  For 2010, the net interest margin was stable, decreasing 1 basis point to 4.37% from 4.38% for 2009.

Average interest-earning assets decreased $150.4 million to $2.23 billion during the year ended December 31, 2010, compared to a $2.38 billion average one year earlier.  The primary driver of the 2010 decrease in average interest-earning assets was a decrease in the loan portfolio of $254.6 million, offset by a combined increase of $106.7 million in average investment securities, federal funds sold and other interest-earning assets.  The average taxable-equivalent yield on average interest-earning assets for 2010 fell 26 basis points to 5.06% compared to 5.32% for 2009, primarily the result of lower investment yields.  The Company ended 2010 with total loans down $139.0 million to $1.64 billion from $1.78 billion at December 31, 2009.  While the overall loan portfolio decreased during 2010, the Company grew loans during the fourth quarter of 2010 for the first time since the fourth quarter of 2008.

Average interest-bearing liabilities also decreased during the year ended December 31, 2010, down $218.1 million to $1.60 billion compared to average interest-bearing liabilities of $1.81 billion during 2009. The average cost of interest-bearing liabilities decreased 24 basis points to 1.20% for 2010 compared to 1.44% for 2009.  A decrease in short-term borrowings of $286.3 million during 2010 was the largest driver of the decrease in interest-bearing liabilities.  Short-term borrowings decreased due to increased liquidity from higher average deposit balances and customer securities sold under agreement to repurchase, which increased a combined $172.9 million.  Overall, the most significant impact to interest expense in 2010 was a decrease in the volume and rate of the CDs portfolio.  The Company has reduced its higher-cost CD portfolio due to excess liquidity from other deposit categories.  Rate declines, and to a lesser degree volume declines, in the Company’s interest-bearing liabilities were responsible for the cost improvement during 2010 compared to 2009.

Net interest income on a tax-equivalent basis increased $8.0 million or 8.4% to $104.1 million for the year ended December 31, 2009, from $96.1 million at December 31, 2008.  During 2009, the net interest margin increased 30 basis points to 4.38%.  Average interest-earning assets increased slightly by $21.3 million or 0.9% from 2008 primarily as a result of a $55.0 million growth in investment securities.  A decline of $38.7 million or (2.0)% in average net loans at December 31, 2009, offset the growth in investment securities.  Yields on average-earning assets decreased 79 basis points during 2009.  The impact to the net interest margin of changes in interest-earning assets was a decrease of 71 basis points due to lower interest rates.  The slight decline of $6.0 million or 0.46% in interest-bearing deposits coupled with a decrease of 114 basis points in rates paid on interest-bearing deposits resulted in an increase of 64 basis points on the net interest margin.  A decrease of $71.9 million in the Company’s utilization of other borrowings such as securities sold under agreements to purchase, the Federal Reserve’s TAF program, and federal funds purchased as well as a decrease of 155 basis points on rates paid on the aforementioned borrowings resulted in a favorable effect on the net interest margin of 36 basis points.

In order to reduce our asset sensitivity, the Company executed an asset-liability strategy using interest-rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime.  The Company receives a fixed rate and pays a variable rate based on the notional amount of the underlying contract. The Company had $30.0 million and $130.0 million in notional values outstanding at December 31, 2010 and 2009, respectively. The weighted-average interest rate paid was 3.25% versus a weighted-average interest rate received of 5.66% at December 31, 2010.  The weighted-average interest rate paid was 3.25% versus a weighted-average interest rate received of 6.61% at December 31, 2009. During 2010 and 2009, interest-rate swaps contributed 6 basis points and 11 basis points, respectively to net interest margin.

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments beginning in 2010. The intent of the transactions was to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt. During 2010, the weighted average interest rate paid was 5.73% versus a weighted average interest rate received of 2.66% and negatively impacted net interest margin by 8 basis points. Contractual maturities of the swaps are for varying lengths of time ranging from five to 14 years. Select critical terms of the cash flow hedges are as follows:

Hedged	Notional	Fixed	Termination
item	amount	rate	date
(in thousands)
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan and Credit Losses. The following table presents provision for loan and credit losses for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31,
(in thousands)	2010	2009	2008

Provision for loan losses	$35,127	$105,815	$39,796
Provision for credit losses (included in other expenses)	(94)	(104)	(317)
Total provision for loan and credit losses	$35,033	$105,711	$39,479

The provision for loan and credit losses decreased $70.7 million to $35.0 million for the year ended December 31, 2010.  This compares favorably to provision expense of $105.7 million for the year ended December 31, 2009, which was an increase of $66.2 million over provision recorded for 2008.  The decline in loan and credit losses for 2010 reflects the stabilization of the Company’s overall asset quality during the past year and is in stark contrast to 2009 and 2008 when we saw steady downward pressure on property values in both Arizona and Colorado which resulted in significant growth in nonperforming assets, provision expense and the reserve for losses.

Nonperforming loans to total loans was 2.60% at December 31, 2010, a substantial improvement from 4.44% one year earlier and approaching the 2.02% reported at December 31, 2008.  Nonaccrual loans decreased $36.2 million from the end of 2009 to $42.5 million with a significant portion of the improvement coming from the land acquisition and development portfolio which accounted for more than 67% of the year over year decline.  The Company undertook immediate and deliberate action beginning in late 2008 to identify and provision for potential losses within the land acquisition and development portfolio with the aim to reduce excess exposure in that portfolio.  The Company’s efforts in that area continued throughout 2010 with meaningful results as acquisition and development nonaccrual loans make up approximately 23% of all nonaccrual loans at December 31, 2010, compared to 43% one year earlier.  Net charge-offs of $44.4 million were shared evenly between the Arizona and Colorado markets and were significantly lower for the year ended December 31, 2010,compared to $73.5 million for all of 2009.  Management believes the allowance is at a sufficient level to absorb potential losses in the portfolio.  At December 31, 2010, the allowance for loan and credit losses was $66.0 million, or 154.3% of nonperforming loans compared to $75.3 million and 97.3% of nonperforming loans at December 31, 2009.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2010, 2009 and 2008.

				2010 vs. 2009		2009 vs. 2008
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
NONINTEREST INCOME
Service charges	$4,957	$4,919	$4,067	$38.8%		$852	20.9%
Other loan fees	1,129	1,254	1,017	(125)	(10.0)%	237	23.3%
Investment advisory and trust income	5,439	5,186	6,345	253	4.9%	(1,159)	(18.3)%
Insurance income	13,014	11,778	15,113	1,236	10.5%	(3,335)	(22.1)%
Investment banking income	5,650	1,154	5,055	4,496	389.6%	(3,901)	(77.2)%
Other income	4,819	3,336	4,181	1,483	44.5%	(845)	(20.2)%
Total noninterest income	$35,008	$27,627	$35,778	$7,381	26.7%	$(8,151)	(22.8)%

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period. The increase in service charges from 2008 to 2009 is attributed to a decrease in the earnings credit rate due to a decrease in the U.S. Treasury rate.  As the earnings credit rate decreases, the amount of cash fees paid for service charges increases. Growth was more muted in 2010 due to an increase in compensating deposit balances used to pay for treasury management services.

Investment Advisory and Trust Income.  Investment advisory and trust income increased $0.2 million or 4.9% to $5.4 million for the year ended December 31, 2010.  During 2009, investment advisory and trust income decreased $1.2 million or 18.3% to $5.2 million for the year ended December 31, 2009.

Revenues from this source are generally a function of the value of assets under management (AUM). Market changes will have a positive or negative impact on investment advisory income.  Discretionary assets under management at December 31, 2010, were $780.9 million compared to $755.2 million compared to at December 31, 2009, which represents a 3.4% increase.  Total assets under management, custodial assets and assets under advisement at December 31, 2010 and 2009, were $1.5 billion.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting and P&C.  Insurance income on wealth transfer transactions is reported in the Wealth Management segment. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions.  As the fees on these products are transactional by nature, fee income can fluctuate from period to period based on the number of transactions that have been closed.  Revenue from benefits consulting and P&C are more recurring revenue sources.

For the year ended December 31, 2010, 2009 and 2008, revenue earned from the insurance segment was composed of the following:

	2010	2009	2008

Wealth transfer and executive compensation	31.2%	22.4%	33.0%
Benefits consulting	24.1%	28.2%	23.6%
Property and casualty	42.8%	46.9%	41.4%
Fee income	1.9%	2.5%	2.0%
	100.0%	100.0%	100.0%

Insurance income for 2010 increased $1.2 million or 10.5% to $13.0 million.  For the year ended December 31, 2009, insurance income decreased $3.3 million or 22.1% to $11.8 million from $15.1 million in 2008. The increase in 2010 is primarily attributable to an increase in commissions on the placement of life insurance policies in wealth transfer cases offset by a decrease in revenue derived from benefits consulting. The decrease in 2009 is primarily attributable to lower insurance commissions of $2.3 million on the placement of life insurance policies in wealth transfer cases.  Also, contributing to the overall decline in 2009 insurance income were the decreases in property and casualty and bonus income of $0.6 million and $0.3 million, respectively.

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

Investment banking income increased $4.5 million during the year ended December 31, 2010, to $5.7 million.  For the year ended, December 31, 2009, investment banking income decreased $3.9 million to $1.2 million.  The increase in investment banking income in 2010 is primarily due to a higher number of successfully closed deals and to an increase in the number of active engaged deals that pay retainer fees.  During 2009, restricted credit markets and substantial uncertainty over sellers’ future performance and cash-flow, had an adverse impact on the number of deals closed as well as on the number of deals actively engaged during 2009.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income of $4.8 million for the year ended December 31, 2010, increased $1.5 million from 2009.  The increase is primarily related to an increase of $0.7 million in income from equity method investments; $0.3 million in rental income; and $0.5 million in income on private equity investments.

Other income of $3.3 million for the year ended December 31, 2009, decreased $0.8 million from the prior year.  The decline in other income is primarily attributable to a decrease in income derived from equity method investments of $0.4 million and a decrease in income from private equity investments of $0.7 million offset by an increase of $0.3 million in earnings on customer swaps.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2010, 2009 and 2008.

				2010 vs. 2009		2009 vs. 2008
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$60,082	$53,316	$55,606	$6,766	12.7%	$(2,290)	(4.1)%
Stock-based compensation expense	1,591	1,543	1,762	48	3.1%	(219)	(12.4)%
Occupancy expenses, premises and equipment	13,594	13,215	13,075	379	2.9%	140	1.1%
Amortization of intangibles	642	674	724	(32)	(4.8)%	(50)	(6.9)%
FDIC and other assessments	5,305	4,871	1,504	434	8.9%	3,367	223.9%
Other real estate owned and loan workout costs	6,388	4,660	687	1,728	37.1%	3,973	578.3%
Impairment of goodwill	—	46,160	—	(46,160)	(100.0)%	46,160	100.0%
Net other than temporary impairment losses on securities recognized in earnings	451	922	—	(471)	(51.1)%	922	100.0%
Loss on securities, other assets and other real estate owned	7,977	4,677	4,592	3,300	70.6%	85	1.9%
Other	13,082	11,372	11,767	1,710	15.0%	(395)	(3.4)%
Total noninterest expenses	$109,112	$141,410	$89,717	$(32,298)	(22.8)%	$51,693	57.6%

Our efficiency ratio was 76.5% for the year ended December 31, 2010, compared to 68.3% and 65.1% for 2009 and 2008, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Our efficiency ratio has escalated since 2007 as growth in operating expenses outpaced growth in operating revenues.  The efficiency ratio in 2010 was negatively impacted by the increase in salaries and employee benefits, loan workout expenses and FDIC and other assessments.  Whereas expenses increased, there was not a corresponding rise in operating revenues, primarily due to the decline in average loans. The Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies as they are identified.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, increased $6.8 million or 12.7% and decreased $2.3 million or 4.1% for the years ended December 31, 2010 and 2009, respectively.

The increase in salaries and employee benefits during 2010 is the result of the following factors:

•                  The Company’s successful efforts in attracting employees during the latter half of 2009 and during 2010.

•                  Increase in compensation to commission-based employees ($1.5 million) primarily due to the improvement in fee-based income

•                  Increase in bonus expense ($1.9 million) as a result of banker’s achieving production goals and higher revenue on the investment banking segment. For the most part, the Company did not pay executive or administrative bonuses in 2010 and 2009.

•                  Increase in the annual service cost contribution to the Company’s Supplemental Executive Retirement Plan ($0.7 million).

The Company’s full-time equivalent employee base at the end of 2010 was 542 compared to 545 in 2009.

The 2009 decrease is primarily attributable to a decrease in employee bonuses of $2.8 million and a decrease of $1.6 million in commission-based compensation from the insurance segment.  Commissions paid to insurance producers are tied directly to insurance revenues, which decreased 22.1% in 2009.  Salary expense increased $1.6 million, partially offsetting the decreases in bonuses and commission-based compensation.  The increase in salary expenses are attributed to the following:

•                  Annual merit increases effective January 1, 2009 averaged 2.0%.

•                  The Company filled key management positions during 2009 including:  Director of Wealth Management; Colorado and Arizona Bank Market Presidents.

•                  A new Special Asset Group was formed and as a result the Company hired eight employees in 2009.

•                  Overall, our employee base increased to 545 full-time equivalent employees at the end of 2009 from 535 at the end of 2008.

Stock-Based Compensation. ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered.  Costs increased $0.1 million during 2010 compared to a decrease of $0.2 million during the year ended December 31, 2009.  An increase in option cancellations and a decrease in the weighted average fair value of awards issued over the past few years contributed to the overall decrease in stock-based compensation during 2009.  The Company uses stock-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using stock-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.4 million during 2010 primarily as a result of an increase in common area management fees and rent expense.  Occupancy costs for the year ended December 31, 2009, increased $0.1 million.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments increased $0.4 million and $3.4 million for the year ended December 31, 2010 and 2009, respectively.  The Company’s standard FDIC assessments have been escalating since late 2008 when higher deposit insurance levels were made available and the number of bank failures climbed (25 failures in 2008, 140 in 2009 and 157 in 2010).  The increase in 2009 FDIC costs is primarily attributed to an increase in rates on standard assessments and a special assessment adopted by the FDIC on May 22, 2009.  The special assessment increased costs by $1.2 million in the second quarter of 2009 alone.

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased $1.7 million and $4.0 million for the years ended December 31, 2010 and 2009, respectively.  These costs are directly correlated to increased levels of nonperforming assets during these years.

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

Net Other Than Temporary Impairment Losses on Securities. Net other than temporary impairment losses on securities include credit losses recognized on available for sale securities in accordance with FASB guidance implemented by the Company during the second quarter of 2009.  The $0.4 million OTTI recognized during 2010 relates to three private-label MBS during the year ended December 31, 2010.  During the year ended December 31, 2009, credit related OTTI of $0.9 million was recognized on two debt securities.

Loss on Securities, Other Assets and Other Real Estate Owned. The Company recognized losses on securities, other assets and OREO of $8.0 million, $4.7 million, and $4.6 million for the years ended December 31, 2010, 2009 and 2008. The loss on securities, other assets and real estate owned were comprised of the following:

	Loss for the year ended December 31,			Increase / (decrease)
(in thousands)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Available for sale securities	$146	$1,140	$1,657	$(994)	$(517)
Loans held for sale	359	139	—	220	139
OREO and repossessed assets	7,392	3,294	2,920	4,098	374
Other	80	104	15	(24)	89
	$7,977	$4,677	$4,592	$3,300	$85

During 2010, the majority of the losses related to OREO.  The Company recognized total losses of $7.4 million, of which $1.6 million were recorded on OREO dispositions and $5.8 million on valuation adjustments on OREO currently held.  Of the total OREO losses recognized in 2010, 83% or $6.1 million were generated on the sale of Land A&D properties and 16% or $1.1 million on the sale of commercial properties.  59% of the total losses relate to properties located in Colorado and the remaining 41% to properties located in Arizona.

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

Other Operating Expenses. Other operating expenses for the year ended December 31, 2010, increased $1.7 million compared to a decrease of $0.4 million a year earlier.  The increase in 2010 is primarily attributable to increases in professional services ($0.7 million), legal expenses ($0.4 million), marketing expenses ($0.2 million) and miscellaneous losses ($0.2 million).  The decrease of $0.4 million in 2009 is attributed to a decrease in legal expenses of $0.4 million.

Federal Income Taxes. The income tax expense for the year ended December 31, 2010, increased $42.9 million from a benefit of $32.9 million at December 31, 2009 to $10.0 million.  Pretax loss during the year ended December 31, 2010, was $12.4 million, which is an improvement of $103.8 million over the prior year. Included in the provision for income taxes during 2010 is a non-cash deferred tax valuation charge of $15.6 million.  Permanent tax differences, arising primarily due to income recognized on changes in the cash surrender value of BOLI, decreased taxable income by $1.4 million for the year ended December 31, 2010.

Pre-tax loss for the year ended December 31, 2009, was $116.2 million compared to a pre-tax income of $1.6 million for the year ended December 31, 2008.  Permanent tax differences for the year ended December 31, 2009, comprised primarily of the nondeductible goodwill impairment of $33.3 million, increased taxable income by $31.5 million.  The effective tax rates for 2010, 2009 and 2008 were 44.2%, 28.36% and (7.4)%, respectively.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support.  In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported has been renamed Wealth Management and a business line has been moved from Insurance into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.

A description of each segment is provided in Note 19 of the accompanying notes to the consolidated financial statements.  A valuation analysis of the Company’s operating segments was performed in 2009 to evaluate impairment of goodwill and other intangible assets.  The analyses indicated goodwill was impaired and noncash charges of $33.7 million and $12.5 million were recorded at March 31, 2009, and September 30, 2009, respectively.  The cumulative charges removed all goodwill from the Company’s consolidated balance sheet at December 31, 2009.  For additional discussion of the impairment see Note 6 to the consolidated financial statements. Certain financial metrics of each operating segment (excluding Corporate Support) are presented below.

Commercial Banking.

	Commercial Banking			2010 vs. 2009		2009 vs. 2008
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
Income Statement
Net interest income	$100,983	$107,213	$100,748	$(6,230)	(5.8)%	$6,465	6.4%
Provision for loan losses	30,224	103,427	39,796	(73,203)	(70.8)%	63,631	159.9%
Noninterest income	10,439	9,555	8,785	884	9.3%	770	8.8%
Noninterest expense	37,015	34,533	33,098	2,482	7.2%	1,435	4.3%
Impairment of goodwill	—	15,348	—	(15,348)	(100.0)%	15,348	100.0%
Provision (benefit) for income taxes	20,180	(19,829)	3,075	40,009	(201.8)%	(22,904)	(744.8)%
Net income (loss) before management fees and overhead	24,003	(16,711)	33,564	40,714	(243.6)%	(50,275)	(149.8)%
Management fees and overhead allocations, net of tax	24,089	30,987	26,889	(6,898)	(22.3)%	4,098	15.2%
Net income (loss)	$(86)	$(47,698)	$6,675	$47,612	(99.8)%	$(54,373)	(814.6)%

The Commercial Banking segment reported net loss of $0.1 million during the year ended December 31, 2010, a significant improvement of $47.6 million over the prior year.  The improvement is primarily the result of a lower loan loss provision ($73.2 million decline) due to improved asset quality trends.  Offsetting the positive impact of lower loan loss provision levels was a non-cash deferred tax valuation allowance charge of $ 4.1 million, a decline in net interest income of $6.2 million primarily attributable to a decrease in the loan portfolio, and an increase of $2.5 million in noninterest expenses primarily related to salaries and benefits.

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

Investment Banking.

	Investment Banking			2010 vs. 2009		2009 vs. 2008
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
Income Statement
Net interest income	$8	$7	$38	$1	14.3%	$(31)	(81.6)%
Noninterest income	5,650	1,154	5,055	4,496	389.6%	(3,901)	(77.2)%
Noninterest expense	5,534	4,024	5,117	1,510	37.5%	(1,093)	(21.4)%
Impairment of goodwill	—	5,279	—	(5,279)	(100.0)%	5,279	100.0%
Provision (benefit) for income taxes	52	(3,768)	(99)	3,820	(101.4)%	(3,669)	(3,706.1)%
Net income (loss) before management fees and overhead	72	(4,374)	75	4,446	(101.7)%	(4,449)	(5,932.0)%
Management fees and overhead allocations, net of tax	163	211	265	(48)	(22.8)%	(54)	(20.4)%
Net income (loss)	$(91)	$(4,585)	$(190)	$4,494	(98.0)%	$(4,395)	(2,313.2)%

Net losses for the years ended December 31, 2010 and 2009, were $0.1 million and $4.6 million, respectively.  The improvement in the segment’s results is primarily attributable to success fees of $4.8 million on the closing of 10 deals during 2010.  The increase in losses for the segment during 2009 and 2008 was primarily attributed to a decline in noninterest income resulting from a decrease in the number and size of deals closing during these years.  Also contributing to the net loss in 2009 was a $5.3 million noncash goodwill impairment recorded as a result of goodwill analyses conducted.

Restricted credit markets had an adverse impact on both volume and multiples in middle-market transactions during 2009 and 2008.  However, in 2010 the volume of M&A transactions in U.S. and global markets increased significantly.  The segment’s bankers continue to work engaged deals and seek new deals in new industries.  During 2009, the segment added new bankers experienced in technology companies.  Management believes the near-term cost increases will be outweighed by the benefits of the segment’s increased expertise as it is better positioned to take advantage of opportunities in the future.

Wealth Management.

	Wealth Management			2010 vs. 2009		2009 vs. 2008
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
Income Statement
Net interest income	$(38)	$(16)	$(5)	$(22)	137.5%	$(11)	220.0%
Noninterest income	9,752	8,052	11,618	1,700	21.1%	(3,566)	(30.7)%
Noninterest expense	10,366	9,903	11,619	463	4.7%	(1,716)	(14.8)%
Impairment of goodwill	—	21,384	—	(21,384)	(100.0)%	21,384	(100.0)%
Provision (benefit) for income taxes	(78)	(1,781)	(60)	1,703	(95.6)%	(1,721)	2,868.3%
Net income (loss) before management fees and overhead	(574)	(21,470)	54	20,896	(97.3)%	(21,524)	NM
Management fees and overhead allocations, net of tax	721	773	759	(52)	(6.7)%	14	1.8%
Net income (loss)	$(1,295)	$(22,243)	$(705)	$20,948	(94.2)%	$(21,538)	3,055.0%

The Wealth Management net loss of $1.3 million for the year ended December 31, 2010, improved $20.9 million from the net loss of $22.2 million reported a year earlier. The segment results were negatively impacted by a non-cash deferred tax valuation charge of $0.2 million in 2010 and a goodwill impairment charge of $21.4 million in 2009.

The increase of $1.7 million in wealth management revenues during the year ended December 31, 2010, was primarily attributed to an increase of $0.3 million in investment advisory revenue and an increase of $1.4 million in commissions on the placement of life insurance policies in wealth transfer cases.  Investment advisory revenues are generally a function of the value of AUM.  Discretionary AUM at December 31, 2010, were $780.9 million compared to $755.2 million at December 31, 2009, which represents an increase of $25.7 million or 3.4%.  Total assets under management, custodial assets and assets under advisement at December 31, 2010 and 2009, were $1.5 billion.  Revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale.

The increase in the net loss for the segment during 2009 was impacted by a decline in noninterest income of $3.7 million resulting from a drop in AUM levels and to lower than historical standards wealth transfer revenues due to broader economic uncertainties in that year.  Additionally, goodwill was completely eliminated from the segment during 2009.

Insurance.

	Insurance			2010 vs. 2009		2009 vs. 2008
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2010	2009	2008	Amount	%	Amount	%
Income Statement
Net interest income	$(9)	$(13)	$(7)	$4	(30.8)%	$(6)	85.7%
Noninterest income	8,701	8,912	9,840	(211)	(2.4)%	(928)	(9.4)%
Noninterest expense	9,005	8,498	8,694	507	6.0%	(196)	(2.3)%
Impairment of goodwill	—	4,149	—	(4,149)	(100.0)%	4,149	100.0%
Provision (benefit) for income taxes	162	(1,593)	134	1,755	(110.2)%	(1,727)	(1,288.8)%
Net income (loss) before management fees and overhead	(475)	(2,155)	1,005	1,680	(78.0)%	(3,160)	(314.4)%
Management fees and overhead allocations, net of tax	343	477	411	(134)	(28.1)%	66	16.1%
Net income (loss)	$(818)	$(2,632)	$594	$1,814	(68.9)%	$(3,226)	(543.1)%

Net loss reported by Insurance was $0.8 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.  The segment results in 2010 were impacted by a non-cash deferred tax valuation charge of $0.3 million.  The improvement over the prior year was primarily driven by a noncash goodwill impairment charge taken during 2009 and a decrease in the benefit for income taxes during 2010.

The segment reported a net loss of $2.6 million for the year ended December 31, 2009, compared to net income of $0.6 million reported a year earlier.  During 2009, goodwill was completely removed from the segment’s balance sheets.  Noninterest income decreased $0.9 million to $8.9 million during the year ended December 31, 2010, was primarily due to lower income from the property and casualty insurance units as a result of a persistent softness in premiums as well as downward pressure on agent commissions.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  The goal of our liquidity management is to maintain a level of liquid funds. through proactive asset/liability management to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from mortgage-backed securities.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB, the FRB or the Treasury.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Available funding through correspondent lines at December 31, 2010, totaled $432.4 million, which represents 19.3% of the Company’s earning assets.  Available funding is comprised of $155.0 million in available federal funds purchased lines and $277.4 million in FHLB borrowing capacity. In addition, the Company had $115.1 million in securities available to be pledged for collateral for additional FHLB borrowings at December 31, 2010.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $24.2 million and $47.6 million at December 31, 2010 and 2009, respectively. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.

Liability liquidity sources include attracting deposits at competitive rates. Our loan portfolio decreased $139.0 million or 8% to $1.64 billion at December 31, 2010.  The Company’s loan to core deposit ratio decreased to 87% at December 31, 2010, from 91.0% at December 31, 2009.  The combination of the decline in the loan portfolio and the increase in the average deposit portfolio has allowed the Company to reduce its wholesale borrowings (short-term borrowings and brokered CDs) to an average of $4.6 million in 2010 from an average of $326.9 million during 2009.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and revolving lines-of-credit. At December 31, 2010, the Bank has approved unsecured federal funds purchase lines with six correspondent banks with an aggregate credit line of $155.0 million.  The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one-day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2010, the Company’s aggregate correspondent credit lines decreased $80.0 million due to three lines becoming unavailable during the year.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common or preferred stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity (including potential earn-out payments), and payments for the salaries and benefits for the employees of the holding company.  In March 2009, the Company reduced its quarterly dividend payment from $0.07 per share to $0.01 per share in order to preserve its capital base.  The reduction in the quarterly dividend saved the Company approximately $5.6 million per year based on shares outstanding at the date of the dividend reduction. The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2010, the Bank was restricted in its ability to pay dividends to the holding company as its cumulative earnings during 2010 and the prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 16 of the Notes to the consolidated financial statements). However, at December 31, 2010, the Company had the ability to continue paying dividends due to the significant amount of capital raised by the parent company in 2009.  At December 31, 2010, the parent company had a cash balance of $28.8 million.

Our primary source of shareholders’ equity is the retention of our net after-tax earnings and proceeds from the issuance of common stock.  On July 20, 2009, the Company completed an underwritten public placement of 13,205,600 shares of the Company’s common stock (including an underwriter’s option) at a price of $4.50 per share. The offering provided net proceeds to the Company of approximately $55.8 million after deducting underwriting discounts and estimated offering expenses.  The proceeds have been and will continue to be used to support the growth and related capital needs of the Bank, expand our operations through new de novo branch offices, fund possible acquisitions, and fund working capital needs.

At December 31, 2010, shareholders’ equity decreased to $201.7 million from $230.5 million at December 31, 2009.  The decrease was primarily due to a net loss of $22.6 million; dividends paid on preferred stock of $3.2 million; dividends paid on common stock of $1.5 million and a decrease in accumulated other comprehensive income of $3.7 million due mainly to unrealized losses on derivatives.  The aforementioned decreases were offset $1.6 million in stock-based compensation and $0.7 million of stock options, excess tax benefits on option exercises and employee stock purchase plan activity.

The Company successfully completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes during the third and fourth quarters of 2008.  Proceeds from the offering were used for general corporate purposes.  The notes qualify as Tier 2 capital for regulatory capital purposes.

Management believes the Company continues to have good internal capital generation to support its operations.  We currently anticipate that our cash and cash equivalents, expected cash flows from operations are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe that the Company will be able to sustain its ability to raise adequate capital through one of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2010, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.4%, and Total Capital ratio of 11.7%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2010, was 12.9%, and its Total Capital ratio was 15.5%. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $65.1 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2010.  The remaining $4.9 million in trust preferred securities is included in Tier 2 capital at December 31, 2010.  On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions.  On March 17, 2009, the Federal Reserve Board announced the adoption of a final rule that delays the initial effective date of March 31, 2009, to March 31, 2011.  Upon adoption of this rule, the Company would still maintain its well capitalized status.

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

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2010:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$12	$—	$—	$—	$12
FHLB overnight funds purchased (1)	14,000	—	—	—	14,000
Repurchase agreements (1)	157,690	—	—	—	157,690
Operating lease obligations	5,756	10,200	8,744	8,672	33,372
Long-term debt obligations (2)	6,012	11,326	29,973	118,355	165,666
Preferred Stock, Series B dividend (3)	3,223	70,789	—	—	74,012
Supplemental executive retirement plan	—	—	—	3,727	3,727
Total contractual obligations	$186,693	$92,315	$38,717	$130,754	$448,479

(1)   Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (see Note 9 to the consolidated financial statements) .  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the consolidated financial statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred. Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year,” $11.3 million due “After one but within three years,” $9.0 million due “After three but within five years” and $46.2 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)      Cumulative Perpetual Preferred Stock, Series B issued to the U.S. Treasury in December 2008 includes dividends payable at 5% on $64.5 million.  The preferred shares are shown in the table as being due in the “After one but within three years” category which assumes the $64.5 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective in December 2013.

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

The Company had committed to make additional earn-out payments to the former owners of Wagner based on earnings and performance. At December 31, 2010, the Company did not accrue for any earn-out payments for the fiscal year 2010 and all obligations for earn-out payments have expired.  No amount was earned under the earn-out arrangements for the years ended December 31, 2009 or 2008.

The Company, at the time of the purchase of the assets of BDA, placed into escrow $0.8 million as deferred purchase price that could be earned by achieving certain agreed upon performance measures over the two-year period following the acquisition.  At December 31, 2008, it was determined the unit had met the first of two performance measures and in January 2009 $0.4 million of the deferred purchase price was released to the former owners. At December 31, 2009, performance measures were not met, no additional amounts were earned under the deferred purchase price arrangement and the remaining $0.4 million was released from escrow to the Company and no further potential payments exist under the agreement.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2010, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$317,557	$134,574	$15,683	$3,213	$471,027
Standby letters of credit	43,384	12,256	3,223	—	58,863
Commercial letters of credit	186	—	—	—	186
Unfunded commitments for unconsolidated investments	4,724	—	—	—	4,724
Company guarantees	1,207	—	—	—	1,207
Total commitments	$367,058	$146,830	$18,906	$3,213	$536,007

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

Approximately $33.5 million of total commitments at December 31, 2010, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2010, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by the ALCO Committee, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO committee also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2010, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at December 31, 2010, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2010, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	0.4%	0.0%	(0.4)%	0.4%
Market value of equity	n/a	(11.2)%	0.0%	6.0%	8.7%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2010, our cumulative interest rate gap was a positive 34.5%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2010. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2010
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold (1)	$16,751	$—	$—	$—	$16,751
Fixed rate loans, gross	61,638	82,716	323,530	50,543	518,427
Floating rate loans, gross	685,293	37,605	381,054	21,348	1,125,300
Investment securities held to maturity and available for sale	96,849	323,636	43,444	180,739	644,668
Total interest-earning assets	$860,531	$443,957	$748,028	$252,630	$2,305,146

Interest-bearing liabilities:
NOW and money market	$36,911	$110,733	$334,563	$181,365	$663,572
Savings	179	538	2,692	5,735	9,144
Eurodollar	105,793	—	—	—	105,793
Time deposits under $100,000	20,271	25,992	4,592	—	50,855
Time deposits $100,000 and over	190,700	173,790	13,980	—	378,470
Securities sold under agreements to repurchase	157,690	—	—	—	157,690
Other short-term borrowings	14,012	—	—	—	14,012
Subordinated debentures	—	—	—	93,150	93,150
Total interest-bearing liabilities	$525,556	$311,053	$355,827	$280,250	$1,472,686

Interest rate gap	$334,975	$132,904	$392,201	$(27,620)	$832,460

Cumulative interest rate gap	$334,975	$467,879	$860,080	$832,460

Cumulative interest rate gap to total assets	13.90%	19.41%	35.68%	34.53%

(1) includes restricted cash of $8.5 million, reported in the Consolidated Balance Sheets with Other assets.

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

The following table presents, at December 31, 2010, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2010
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$379,678	$167,009	$18,458	$565,145
Real estate — mortgage	260,098	482,966	40,610	783,674
Land acquisition & development	70,762	13,109	—	83,871
Real estate — construction	86,227	635	—	86,862
Consumer	65,492	18,656	10,460	94,608
Other	4,995	22,209	2,363	29,567

Total loans	$867,252	$704,584	$71,891	$1,643,727

Of the $776.5 million of loans with maturities of one year or more, approximately $374.1 million were fixed-rate loans and $402.4 million were variable-rate loans at December 31, 2010.

To augment our asset and liability management strategy, we also began using interest-rate swaps on our loan portfolio in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 18 different interest-rate swap agreements, 2 of which were outstanding at December 31, 2010.

Under the interest-rate swap agreements, we receive a fixed rate and pay a variable rate based on the prime rate. The swaps qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with ASC 815, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (OCI) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of operations as a part of noninterest income.

Interest-rate swap information at December 31, 2010, is summarized as follows:

Swap effective date	Maturity date	Fixed rate	Notional	Fair market value
(in thousands)
Swap - June 10, 2008	June 1, 2011	6.360%	$5,000	$67
Swap - October 17, 2008	October 1, 2011	5.520%	25,000	437
Total			$30,000	$504

During 2010, 2009 and 2008, net interest income was increased $1.3 million, $2.6 million and $2.1 million, respectively, from the settlement of the interest-rate swaps.

In February 2009, the Company initiated a new series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions are to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements having a total notional value of $70.0 million will fix the interest rates between 5.0% and 6.0% and mature over varying lengths of time from five and 14 years.  These interest-rate swaps were effective for cash settlements beginning in February 2010 and net interest income was decreased $1.8 million during the year ended December 31, 2010, from the settlement of payments on the swaps.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2010 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2011 Proxy

Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2011 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans will be included in our 2011 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2010 and 2009;

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008;

Notes to consolidated financial statements at and for the Years Ended December 31, 2010, 2009 and 2008.

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

(25)	4.3	Form of Certificate for 64,450 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the United States Department of the Treasury, dated December 19, 2008.

(25)	4.4	Form of the Warrant to Purchase 895,968 shares of Common Stock issued December 19, 2008 to the United States Department of the Treasury (original warrant holder).

(2)	10.1	CoBiz Inc. 1998 Stock Incentive Plan.

(2)	10.2	Amended and Restated CoBiz Inc. 1997 Incentive Stock Option Plan.

(2)	10.3	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.4	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)	10.5	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)	10.6	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.7	CoBiz Financial Inc. Employee Stock Purchase Plan.

(8)	10.8	2002 Equity Incentive Plan.

(9)	10.9	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)	10.10	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.11	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.12	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.13	Supplemental Executive Retirement Plan.

(4)	10.14	2005 Equity Incentive Plan.

(15)	10.15

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

(13)	10.16	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)	10.17	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)	10.18	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

(21)	10.19	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart.

(19)	10.20

Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between Cobiz Financial Inc and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(20)	10.21	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(22)	10.22	Amended and Restated 2005 Equity Incentive Plan.

(25)	10.23	Securities Purchase Agreement , dated December 19, 2008, by and between CoBiz Financial Inc. and the United States Department of the Treasury.

(25)	10.24	Form of Waiver of Claims Against the United States for changes in compensation or benefits resulting from participation in the United States Department of the Treasury’s TARP Capital Purchase Program.

(25)	10.25

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

(24)	10.26	Incentive compensation guidelines for named executive officers.

(27)	10.27	Employment agreement, dated August 3, 2010 by and between CoBiz Financial Inc. and N. Bruce Callow.

(26)	14	Code of Conduct and Ethics.

	21	List of subsidiaries.

	23	Consent of Independent Registered Public Accounting firm.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Section 1350 Certification of the Chief Executive Officer.

	32.2	Section 1350 Certification of the Chief Financial Officer.

	99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

	99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

(23)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2008.

(24)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed January 26, 2010.

(25)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed December 23, 2008.

(26)          Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed February 19, 2010.

(27)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 4, 2010.

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

Dated: February 22, 2011		CoBiz Financial Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	February 22, 2011

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	February 22, 2011

/s/ Troy R. Dumlao	Chief Accounting Officer
Troy R. Dumlao		February 22, 2011

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		February 22, 2011

/s/ Morgan Gust	Director
Morgan Gust		February 22, 2011

/s/ Evan Makovsky	Director
Evan Makovsky		February 22, 2011

/s/ Douglas Polson	Director
Douglas Polson		February 22, 2011

/s/ Mary Rhinehart	Director
Mary Rhinehart		February 22, 2011

/s/ Noel N. Rothman	Director
Noel N. Rothman		February 22, 2011

/s/ Timothy J. Travis	Director
Timothy J. Travis		February 22, 2011

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		February 22, 2011

/s/ Mary M. White	Director
Mary M. White		February 22, 2011

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2010. The report is included under the heading “Report of Independent Registered Public Accounting Firm”.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2010.

February 22, 2011

By: /s/ Steven Bangert	By: /s/ Lyne B. Andrich
Steven Bangert	Lyne B. Andrich
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the internal control over financial reporting of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated February 22, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 22, 2011

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2010 AND 2009

(in thousands, except share amounts)	2010	2009
Assets
Cash and due from banks	$15,929	$28,986
Interest-bearing deposits and federal funds sold	8,237	18,651
Total cash and cash equivalents	24,166	47,637

Investment securities available for sale (cost of $626,023 and $517,192, respectively)	637,444	529,205
Investment securities held to maturity (fair value of $270 and $308, respectively)	262	302
Other investments	6,962	16,473
Total investments	644,668	545,980

Loans - net of allowance for loan losses of $65,892 and $75,116, respectively	1,577,835	1,705,750
Loans held for sale	—	1,820
Intangible assets - net of amortization of $4,551 and $3,909, respectively	4,119	4,910
Bank-owned life insurance	36,043	34,560
Premises and equipment - net of depreciation of $29,433 and $26,831, respectively	9,048	8,203
Accrued interest receivable	8,081	8,184
Deferred income taxes, net	16,449	29,654
Other real estate owned - net of valuation allowance of $5,879 and $804, respectively	25,095	25,182
Other	49,584	54,135
TOTAL ASSETS	$2,395,088	$2,466,015

Liabilities
Deposits
Demand	$681,534	$542,768
NOW and money market	663,572	708,445
Savings	9,144	10,552
Eurodollar	105,793	107,500
Certificates of deposits	429,325	599,568
Total deposits	1,889,368	1,968,833
Securities sold under agreements to repurchase	157,690	139,794
Other short-term borrowings	14,012	240
Accrued interest and other liabilities	38,930	32,418
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,193,150	2,234,435

Commitments and contingencies (Note 15)

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 issued and outstanding ($64,450 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 36,876,658 and 36,723,853 issued and outstanding, respectively	366	365
Additional paid-in capital	225,454	222,609
Accumulated deficit	(30,414)	(2,543)
Accumulated other comprehensive income, net of income tax of $3,882 and $6,142, respectively	6,331	10,019
TOTAL SHAREHOLDERS’ EQUITY	201,738	230,451
Noncontrolling interest	200	1,129
TOTAL EQUITY	201,938	231,580
TOTAL LIABILITIES AND EQUITY	$2,395,088	$2,466,015

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands, except per share amounts)	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$93,675	$105,310	$122,418
Interest and dividends on investment securities:
Taxable securities	21,659	23,470	21,411
Nontaxable securities	44	98	121
Dividends on securities	419	467	684
Federal funds sold and other	182	105	274
Total interest income	115,979	129,450	144,908
INTEREST EXPENSE:
Interest on deposits	12,338	19,680	34,671
Interest on short-term borrowings and
securities sold under agreements to repurchase	1,119	2,019	9,996
Interest on subordinated debentures	5,691	4,367	4,890
Total interest expense	19,148	26,066	49,557
NET INTEREST INCOME BEFORE PROVISION	96,831	103,384	95,351
Provision for loan losses	35,127	105,815	39,796
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	61,704	(2,431)	55,555
NONINTEREST INCOME:
Service charges	4,957	4,919	4,067
Investment advisory and trust income	5,439	5,186	6,345
Insurance income	13,014	11,778	15,113
Investment banking income	5,650	1,154	5,055
Other income	5,948	4,590	5,198
Total noninterest income	35,008	27,627	35,778
NONINTEREST EXPENSE:
Salaries and employee benefits	61,673	54,859	57,368
Occupancy expenses, premises and equipment	13,594	13,215	13,075
Amortization of intangibles	642	674	724
FDIC and other assessments	5,305	4,871	1,504
Other real estate owned and loan workout costs	6,388	4,660	687
Impairment of goodwill	—	46,160	—
Net other than temporary impairment losses on securities recognized in earnings	451	922	—
Loss on securities, other assets and other real estate owned	7,977	4,677	4,592
Other	13,082	11,372	11,767
Total noninterest expense	109,112	141,410	89,717
INCOME (LOSS) BEFORE INCOME TAXES	(12,400)	(116,214)	1,616
Provision (benefit) for income taxes	10,028	(32,859)	(91)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$(22,428)	$(83,355)	$1,707
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(209)	314	(379)
NET INCOME (LOSS)	$(22,637)	$(83,041)	$1,328

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS - net of income taxes	(3,688)	9,464	549
COMPREHENSIVE INCOME (LOSS)	$(26,325)	$(73,577)	$1,877

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.72)	$(2.98)	$0.05
Diluted	$(0.72)	$(2.98)	$0.05

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		CoBiz Financial Inc. Shareholders
								Accumulated
		Preferred Stock		Common Stock		Additional	Retained	Comprehensive
		Shares		Shares		Paid-In	Earnings	Income	Noncontrolling
(in thousands, except per share amounts)	Total	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Loss)	Interest

BALANCE — January 1, 2008	$190,933	—	—	22,992,756	$230	$96,906	$92,128	$6	$1,663

Cumulative effect adjustment pursuant to the adoption of ASC Topic 715, Compensation - Retirement Benefits	(16)	—	—	—	—	—	(16)	—	—
Series B Preferred stock and warrant, net of issuance costs	64,398	64,450	1	—	—	64,397	—	—	—
Options exercised	642	—	—	98,532	1	641	—	—	—
Employee stock purchase plan	603	—	—	67,974	1	602	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	215,500	—	—	—	—	—
Stock-based compensation expense	1,762	—	—	—	—	1,762	—	—	—
Tax benefit from stock-based compensation	159	—	—	—	—	159	—	—	—
Dividends paid-common ($0.28 per share)	(6,489)	—	—	—	—	—	(6,489)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(107)	—	—	—	—	17	(124)	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $337	549	—	—	—	—	—	—	549	—
Net income	1,707	—	—	—	—	—	1,328	—	379
Net distribution to noncontrolling interest	(57)	—	—	—	—	—	—	—	(57)
BALANCE — December 31, 2008	254,084	64,450	1	23,374,762	232	164,484	86,827	555	1,985

Options exercised	153	—	—	23,479	—	153	—	—	—
Employee stock purchase plan	371	—	—	79,662	1	370	—	—	—
Proceeds from the issuance of common stock, net of offering costs ($3,609)	55,816	—	—	13,205,600	132	55,684
Restricted stock awards, net of forfeitures	—	—	—	40,350	—	—	—	—	—
Stock-based compensation expense	1,543	—	—	—	—	1,543	—	—	—
Tax benefit from stock-based compensation	5	—	—	—	—	5	—	—	—
Dividends paid-common ($0.10 per share)	(2,597)	—	—	—	—	—	(2,597)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(3,222)	—	—	—	—	510	(3,732)	—	—
Net change in unrealized gain on available for sale securities and derivative securities, net of income taxes of $(4,844)	9,464	—	—	—	—	—	—	9,464	—
Net loss	(83,355)	—	—	—	—	—	(83,041)	—	(314)
Net distribution to noncontrolling interest	(542)	—	—	—	—	—	—	—	(542)
Other	(140)	—	—	—	—	(140)	—	—	—
BALANCE — December 31, 2009	231,580	64,450	1	36,723,853	365	222,609	(2,543)	10,019	1,129

Options exercised	239	—	—	43,912	—	239	—	—	—
Employee stock purchase plan	496	—	—	90,569	1	495	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	18,324	—	—	—	—	—
Stock-based compensation expense	1,591	—	—	—	—	1,591	—	—	—
Tax deficit from stock-based compensation	(22)	—	—	—	—	(22)	—	—	—
Dividends paid-common ($0.04 per share)	(1,470)	—	—	—	—	—	(1,470)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(3,222)	—	—	—	—	542	(3,764)	—	—
Net change in unrealized loss on available for sale securities and derivative securities, net of income taxes of $2,260	(3,688)	—	—	—	—	—	—	(3,688)	—
Net loss	(22,428)	—	—	—	—	—	(22,637)	—	209
Net distribution to noncontrolling interest	(1,138)	—	—	—	—	—	—	—	(1,138)
BALANCE — December 31, 2010	$201,938	64,450	$1	36,876,658	$366	$225,454	$(30,414)	$6,331	$200

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,428)	$(83,355)	$1,707
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization on investment securities	1,716	559	577
Depreciation and amortization	3,862	4,386	4,447
Amortization of net loan fees	11	(924)	(2,357)
Provision for loan and credit losses	35,033	105,711	39,479
Stock-based compensation	1,591	1,543	1,762
Federal Home Loan Bank stock dividend	(189)	(245)	(475)
Deferred income taxes	15,050	(18,493)	(9,669)
Excess tax benefit from stock-based compensation	(9)	(5)	(159)
Increase in cash surrender value of bank-owned life insurance	(1,262)	(1,184)	(1,172)
Supplemental executive retirement plan	807	85	717
Impairment of goodwill	—	46,160	—
Loss on securities, other assets and other real estate owned	8,428	5,599	4,592
Other operating activities, net	(1,311)	(1,258)	(1,280)
Changes in operating assets and liabilities:
Prepaid FDIC Insurance	4,205	(10,262)	—
Restricted Cash	—	(7,358)	—
Accrued interest and other liabilities	3,218	(2,390)	(1,895)
Accrued interest receivable	103	433	1,584
Other assets	8,781	(11,077)	(2,756)

Net cash provided by operating activities	57,606	27,925	35,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(1,564)	(542)	(6,577)
Proceeds from other investments	12,348	8,705	1,104
Purchases of investment securities available for sale	(405,063)	(136,436)	(210,855)
Proceeds from sale of investment securities available for sale	431	2,158	—
Maturities of investment securities available for sale	290,003	109,275	109,104
Maturities of investment securities held to maturity	38	77	93
Restricted cash	(8,514)	—	—
Purchase of Bernard Dietrich and Associates	—	—	(6,781)
Deferred payments and cash paid in earn-outs, net	—	(375)	—
Purchase of bank-owned life insurance	—	(2,658)	—
Net proceeds from sale of loans, OREO and repossessed assets	38,147	16,873	2,140
Loan originations and repayments, net	49,026	136,985	(210,614)
Purchase of premises and equipment	(3,046)	(2,784)	(3,737)
Other investing activities, net	1	(567)	2

Net cash (used in) provided by investing activities	(28,193)	130,711	(326,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	90,778	252,287	(42,479)
Net increase (decrease) in certificates of deposits	(170,243)	77,496	(61,441)
Net increase (decrease) in short-term borrowings	13,771	(542,823)	345,619
Net increase (decrease) in securities sold under agreements to repurchase	17,896	6,316	(34,858)
Proceeds from issuance of subordinated notes payable, net	—	—	20,900
Proceeds from issuance of common stock, net	735	56,340	1,245
Proceeds from issuance of preferred stock and warrants, net	—	—	64,398
Dividends paid on common stock	(1,470)	(2,597)	(6,613)
Dividends paid on preferred stock	(3,222)	(2,919)	—
Excess tax benefit from stock-based compensation	9	5	159
Net distribution to noncontrolling interests	(1,138)	(542)	(57)
Other financing activities, net	—	(51)	9

Net cash (used in) provided by financing activities	(52,884)	(156,488)	286,882

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,471)	2,148	(4,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,637	45,489	49,626
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,166	$47,637	$45,489

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.              NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Financial Inc. (Parent)  and its wholly owned subsidiaries: CoBiz Bank (the Bank); Financial Designs Ltd. (FDL); CoBiz Insurance Inc.; CoBiz GMB, Inc.; and CoBiz IM, Inc. (CoBiz IM), formerly CoBiz ACMG Inc, collectively referred to as the Company or CoBiz, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

On July 1, 2010, the Company merged Wagner Investment Management, Inc. (Wagner) into Alexander Capital Management Group, LLC (ACMG) and renamed ACMG as CoBiz Investment Management, LLC (CoBiz Investment).  CoBiz Investment is a wholly owned subsidiary of CoBiz IM. The merger of these two SEC-registered investment management firms is part of the Company’s strategic initiative to create a focused wealth management offering.

Organization — The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and seven in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, the Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM provides wealth planning and investment management to institutions and individuals through its subsidiary CoBiz Investment. FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB).

Use of Estimates — In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; the recoverability of goodwill and intangible assets; valuation of other real estate owned; fair value; recoverability of deferred taxes; and stock-based compensation.

The following is a summary of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; FDL; CoBiz Insurance Inc.; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.

The Company’s wholly owned trusts, CoBiz Statutory Trust I, CoBiz Capital Trust II and CoBiz Capital Trust III are VIEs for which the Company is not considered the primary beneficiary.  In making this determination, the Company considered its role and economic interest in the trusts, as well as the trusts’ business purpose and capital structure.  Based on the capitalization structure of the Trusts’, the Company is not exposed to loss as the Company’s investments are offset by a corresponding liability.  See Note 9 for additional information on the trusts.

The Company also has investments in four limited partnerships that are each considered a VIE.  The Company has determined that it is not the primary beneficiary of these partnerships.  Where the Company is not a primary beneficiary of a VIE, but can exert significant influence over the investee, the Company uses the equity method of accounting.  The Company considered all facts and circumstances in its assessment of the activities that most significantly impact the VIE’s economic performance, including its rights and responsibilities and related party interests.  In addition, the Company considered all economic interests in its assessment of the obligation to absorb losses or the right to receive benefits from the VIE. The maximum exposure to loss with these VIEs is the Company’s current investment in addition to its commitments to make future capital contributions. The primary source of loss exposure on these VIEs is credit risk on the underlying investments of the partnerships.  See “Other Assets” within this Note 1 for additional information on these investments and Note 15 for additional information on the future commitments.

The following table summarizes the Company’s assets, liabilities, commitments and loss exposure on VIEs at December 31, 2010:

	At December 31, 2010
(in thousands)	Balance	Balance Sheet Classification
Assets:
Wholly owned trusts	$2,172	Other investments
Investments in limited partnerships	8,883	Other assets
Liabilities:
Junior subordinated debentures	$72,166	Junior subordinated debentures
Commitments:
Investments in limited partnerships	$4,724	Commitments and contingencies
Maximum exposure to loss:
Wholly owned trusts	$—
Investments in limited partnerships	13,607

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2010 and 2009, the Company was required to maintain reserve balances of $2.8 million and $0.1 million, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
Cash paid (received) during the period for:
Interest	$19,717	$26,181	$51,089
Income taxes	(14,814)	(1,933)	11,744

Other noncash activities:
Trade date accounting for investment securities purchases	12,132	15,614	—
Loans transferred to held for sale	24,427	5,600	—
Loans transferred to OREO and repossessed assets	20,691	35,252	11,001
Loans held for sale transferred to other real estate owned	—	1,076	—
Financed sales of loans held for sale	1,152	—	—
Financed sales of other real estate owned	—	114	—
Lessor-paid tenant improvement allowance	1,109	76	376
Deferred payment for acquisition of Bernard Dietrich and Associates	—	—	375

Restricted Cash — Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  At December 31, 2010 and 2009, the Company had restricted cash of $15.9 million and $7.4 million, respectively, recorded as assets under the caption “Other” in the accompanying consolidated balance sheets.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent. At December 31, 2010 and 2009, the Company had no trading securities.

Available for sale securities consist of mortgage-backed securities, bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

Investment securities held to maturity consist of mortgage-backed securities, bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

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

In April 2009, the FASB issued guidance amending existing GAAP relating to other than temporary impairment (OTTI) for debt securities to improve presentation and disclosure of OTTI on in the financial statements.  This guidance requires the Company to separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.  See Note 3 — Investments.

Bank Stocks — Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method.  See Note 3 — Investments.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.  See Note 4 — Loans.

Loans Held For Sale — Loans held for sale include loans the Company has demonstrated the ability and intent to sell.  Loans held for sale are primarily nonperforming loans.  Loans held for sale are carried at the lower of cost or fair value and are evaluated on a loan by loan basis.

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

Impaired loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with ASC Topic 310-10-35, Receivables — Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).  Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors. See Note 4 — Loans.   Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured.

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

Goodwill and Intangible Assets — Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually on at year end or when triggering events occur. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.  Intangible assets with an indefinite life are reviewed for impairment on an annual basis.  See Note 6 — Goodwill and Intangible Assets.

Bank-Owned Life Insurance (BOLI) — The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the consolidated statements of operations under the caption “Other income.”

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of generally three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.  See Note 5 — Premises and Equipment.

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method. The Company’s equity method investments consist of four limited partnership mezzanine funds (the Funds) licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no transactions between the Company and the Funds for the years ended December 31, 2010, 2009 and 2008. The Company recognized income from the Funds of $1.5 million, $0.9 million, and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in “Other Income” in the consolidated statements of operations.

Repossessed Assets — Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets included in the consolidated balance sheets under the caption “Other assets” at December 31, 2009 totaled $0.1 million and there were none at December 31, 2010. There were no valuation adjustments charged to operations on repossessed assets for the years ended December 31, 2010, 2009 and 2008.

Other Real Estate Owned (OREO) — OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value at the date of receipt and a related valuation allowance is provided for estimated costs to sell.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell . Subsequent declines in value are charged to operations.  Valuation adjustments charged to operations on OREO for the years ended December 31, 2010, 2009 and 2008 totaled $7.4 million, $3.3 million and $2.9 million, respectively.

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

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in prior carryback years, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.  See Note 11 — Income Taxes.

Stock-Based Compensation — Pursuant to ASC Topic 718, Compensation — Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period.  See Note 14 — Employee Benefit and Stock Compensation Plans.

Earnings (Loss) Per Common Share — Basic earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).   The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 13 — Earnings (Loss) Per Common Share.

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

Recent Accounting Pronouncements — Effective January 1, 2010, the Company adopted the guidance in ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements (ASU 2010-06), which adds new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010.  The adoption of the update effective in 2010 did not have a material impact on the consolidated financial statements.  The Company is evaluating the effect, if any, the update effective in 2011 will have on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 is intended to provide financial statement users with greater transparency about the nature of credit risk in an entity’s portfolio of financing receivables; how risk is analyzed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.  ASU 2010-20 was effective for interim and annual reporting periods ending after December 15, 2010, except for certain disclosures related to activity occurring during a reporting period which will be effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the update effective in 2010 did not have a material impact on the consolidated financial statements.  The Company is evaluating the effect, if any, the update effective in 2011 will have on the consolidated financial statements.

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

The terms of the Wagner purchase agreement provide for additional earn-out payments for each of the calendar years 2008 through 2010 to be paid to the former shareholders of Wagner in proportion to their respective ownership immediately prior to the acquisition.  No earn-out payment was payable for the 2008, 2009 or 2010 calendar years because Wagner’s performance did not exceed the hurdle rate set forth in the purchase agreement.

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

General — Earn-out payments for the Wagner transaction as well as deferred payments for the BDA transaction, to the extent paid, were treated as additional costs of the acquisitions and recorded as goodwill in accordance with ASC Topic 805, Business Combinations (ASC 805).  In determining the classification of earn-out and deferred payments as additional costs of the acquisitions rather than compensation, the Company considered the following factors from ASC 805:

•                  terms of continuing employment;

•                  components of shareholder group;

•                  reasons for contingent consideration;

•                  linkage to the valuation;

•                  formula for determining contingent consideration; and

•                  other agreements and issues

Goodwill arising from these transactions was initially allocated between the operating segments expected to benefit from the acquisitions. The Company conducted goodwill impairment tests at March 31, 2009, and September 30, 2009, due to events and circumstances during those periods, and as a result recorded a goodwill impairment of $46.2 million during 2009, that includes all goodwill from the Wagner and BDA acquisitions.  For further discussion of goodwill, see Note 6 — Goodwill and Intangible Assets.

3.              INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
Available for sale securities:
Mortgage-backed securities	$400,130	$10,740	$2,893	$407,977
U.S. government agencies	80,214	449	44	80,619
Trust preferred securities	86,543	2,556	791	88,308
Corporate debt securities	58,204	1,425	34	59,595
Municipal securities	932	13	—	945
	$626,023	$15,183	$3,762	$637,444

Held to maturity securities:
Mortgage-backed securities	$262	$8	$—	$270

	At December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
Available for sale securities:
Mortgage-backed securities	$391,394	$14,630	$3,111	$402,913
U.S. government agencies	56,733	4	284	56,453
Trust preferred securities	34,950	1,236	1,405	34,781
Corporate debt securities	31,706	991	56	32,641
Municipal securities	2,409	26	18	2,417
	$517,192	$16,887	$4,874	$529,205

Held to maturity securities:
Mortgage-backed securities	$302	$6	$—	$308

The amortized cost and estimated fair value of investments in debt securities at December 31, 2010, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	cost	fair value	cost	fair value

Due in one year or less	$10,307	$10,460	$—	$—
Due after one year through five years	121,366	122,789	—	—
Due after five years through ten years	7,677	7,910	—	—
Due after ten years	86,543	88,308	—	—
Mortgage-backed securities	400,130	407,977	262	270
	$626,023	$637,444	$262	$270

Investment securities with an approximate fair value of $184.4 million and $206.7 million were pledged to secure public deposits of $135.6 million and $169.7 million, at December 31, 2010 and 2009, respectively.

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At December 31, 2010, the Company’s securities in a temporary unrealized loss position consisted primarily of mortgage-backed and trust preferred securities (TPS).  The mortgage-backed securities (MBS) consist of securities issued by government-sponsored entities and private label securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The TPS are all single issuer securities that have been negatively impacted by the overall decrease in the financial services market.  All TPS held by the Company were paying dividends at December 31, 2010, and none had announced a future deferral of dividend payments.

TPS, corporate debt securities and obligations of states and political subdivisions at December 31, 2010 and 2009 do not include any single issuer for which aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market had been less than cost; (2) the financial condition and near-term prospects of the issuer: (3) investment downgrades by rating agencies; and (4) whether it is more likely than not that the Company will have to sell the security before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an other than temporary impairment is recognized in earnings.

During the years ended December 31, 2010, 2009 and 2008, there were no sales of held to maturity securities.  Proceeds from sales of investment securities available for sale totaled $0.4 million, $2.2 million and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has determined there was no unrecognized OTTI associated with the 47 securities noted within the table below at December 31, 2010.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Mortgage-backed securities	$117,405	$1,038	$2,432	$1,855	$119,837	$2,893
U.S. government agencies	4,949	44	—	—	4,949	44
Trust preferred securities	35,775	591	4,176	200	39,951	791
Corporate debt securities	4,966	34	—	—	4,966	34
Total	$163,095	$1,707	$6,608	$2,055	$169,703	$3,762

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the year ended December 31, 2010.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security.  The credit loss component of OTTI recognized in earnings during the year ended 2010 is presented in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment.  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired securities.  Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

(in thousands)	Credit loss
Balance at April 1, 2009	$2,269
Additions (1):
Initial credit impairment	76
Additional credit impairment	846
Reductions:
Securities intended to be sold	(1,860)
Balance at December 31, 2009	1,331
Additions (1):
Initial credit impairment	70
Additional credit impairment	381
Balance at December 31, 2010	$1,782

(1)  Excludes OTTI on investments the Company intends to sell.

During the year ended December 31, 2010, the Company recognized $0.6 million in OTTI of which $0.4 million was credit related OTTI recognized in earnings on three private-label mortgage-backed securities.  For the year ended December 31, 2009, the Company recorded an OTTI of $2.3 million of which $1.3 million was credit related OTTI on two private-label mortgage-backed securities and $1.0 million was on two single-issuer TPS intended to be sold.  The amount of OTTI related to other factors was recorded in other comprehensive income.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the year ended December 31, 2010, for the aforementioned three private-label mortgage-backed securities.  A range of inputs is provided for securities with multiple impairments during the year.

	Security #1
Inputs	Low	High	Security #2	Security #3
Prepayment speed (CPR) (1)	7.10%	8.30%	10.00%	10.70%
Default rate (CDR) (2)	6.46%	6.87%	9.94%	2.42%
Severity (3)	39.80%	43.20%	48.50%	35.20%

Credit Impairment (in thousands):
Security # 1	$271
Security # 2	$110
Security # 3	$70

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at December 31, 2010 and 2009, consist of the following:

	At December 31,
(in thousands)	2010	2009

Bank stocks — at cost	$4,790	$14,300
Investment in statutory trusts — equity method	2,172	2,173
	$6,962	$16,473

Bank stocks — at cost consists primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  During the year ended December 31, 2010, the Company sold $9.4 million of stock in the Federal Home Loan Bank of Topeka (FHLB).  The Company’s investment is primarily related to maintaining a borrowing base with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased and the excess stock was redeemed with the FHLB.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future. The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2010, did not consider the investment to be other than temporarily impaired.

4.                                      LOANS

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. Loan portfolio segments at December 31, 2010 and 2009 include:

(in thousands)	2010	2009

Commercial	$564,882	$559,342
Real estate - mortgage	784,009	833,294
Land acquisition & development	83,909	152,667
Real estate - construction	87,116	144,069
Consumer	94,661	76,103
Other	29,388	15,698
Gross loans held for investment	1,643,965	1,781,173
Allowance for loan losses	(65,892)	(75,116)
Unearned net loan fees	(238)	(307)
Net loans held for investment	1,577,835	1,705,750
Loans held for sale	—	1,820
Total net loans	$1,577,835	$1,707,570

At December 31, 2010 and 2009, overdraft demand deposits totaling $1.0 million and $1.1 million, respectively, were reclassified from deposits to loans.

Substantially all of the Company’s lending activity occurs within the states of Colorado and Arizona, specifically in the Denver and Phoenix metropolitan areas, respectively.  The majority of the Company’s loan portfolio consists of Commercial and Real estate mortgage loans.  At December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.  However, the Company may be subject to additional regulatory supervisory oversight to the extent its concentration in commercial real estate lending exceeds regulatory guidelines.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased by more than 50% or more during the prior 36 months.

At December 31, 2010, the Company was below these guidelines and was not considered to have a commercial real estate concentration.  At December 31, 2009 , the Company was considered to have a commercial real estate concentration.

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality. The Company also has a systematic process to evaluate individual loans and pools of loans within our loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or lower are categorized as non-classified credits while loans graded 6 and higher are categorized as classified credits. Loans above a certain dollar amount that are adversely graded are reported to the Loan Committee and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class is summarized below:

	At December 31, 2010
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,036	$14,695	$86,731
Finance and insurance	75,258	2,061	77,319
Health care	70,110	396	70,506
Real estate services	63,272	15,948	79,220
Construction	41,125	10,224	51,349
Retail trade	22,516	4,367	26,883
Wholesale trade	51,219	2,268	53,487
Other	111,387	8,000	119,387
	506,923	57,959	564,882
Real estate - mortgage
Residential & commercial owner-occupied	403,644	28,261	431,905
Residential & Commercial Investor	313,157	38,947	352,104
	716,801	67,208	784,009
Land acquisition & development
Commercial	17,540	10,050	27,590
Residential	33,168	10,613	43,781
Other	8,599	3,939	12,538
	59,307	24,602	83,909
Real estate - construction
Residential & commercial owner-occupied	22,411	—	22,411
Residential & commercial investor	43,939	20,766	64,705
	66,350	20,766	87,116

Consumer	90,239	4,422	94,661
Other	29,388	—	29,388
Unearned net loan fees	(238)	—	(238)

Total Loans	$1,468,770	$174,957	$1,643,727

The allowance for loan losses (ALL) is established for the purpose of recognizing estimated loan impairments before loan losses on individual loans occur thereby resulting in a subsequent charge-off.  The ALL reflects probable but unconfirmed loan impairments in the Company’s loan portfolio as of the balance sheet date.

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).

Specific Reserves — The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.

General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor. This estimate represents the potential unconfirmed losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration) as well as other factors including changes in:

•                  Lending policies and procedures

•                  National and local economic and business conditions and developments

•                  Nature and volume of portfolio

•                  Trends of the volume and severity of past-due and classified loans

•                  Trends in the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications

•                  Credit concentrations

The aforementioned factors enable management to recognize environmental conditions contributing to inherent losses in the portfolio, which have not yet manifested in Migration.  Due to current and recent adverse economic conditions resulting in increased loan loss levels for the Company, management relies more heavily on actual empirical charge-off history.  Management believes Migration history adequately captures a great percentage of estimated losses within the portfolio.

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

Unallocated Reserves — The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Included in the unallocated reserve is a missed grade component that is intended to capture the inherent risk that certain loans may be assigned the incorrect loan grade.

In assessing the reasonableness of management’s assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALL.  Ratio analysis highlights divergent trends in the relationship of the ALL to nonaccrual loans, to total loans and to historical charge-offs.  Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALL.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Commercial Loans —  Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries.  The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies.  Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees.  Risk arises primarily due to a difference between expected and actual cash flows of the borrowers.  However, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans.  The fair value of the collateral securing these loans may fluctuate as market conditions change.  In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrowers’ ability to collect amounts due from its customers.

Real Estate Mortgage Loans —  Real estate mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Land Acquisition and Development Loans —  The Company has a portfolio of loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased new lending activities for the acquisition and future development of land.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

Real Estate Construction Loans —  The Company originates loans to finance construction projects involving one- to four-family residences.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

Consumer Loans —  The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

Transactions in the allowance for loan and credit losses for the years ended December 31, 2010, 2009 and 2008, are summarized below.

	At and for the year ended December 31,
(in thousands)	2010	2009	2008
Allowance for loan losses:
Beginning balance	$75,116	$42,851	$20,043
Provision for loan losses	35,127	105,815	39,796
Loan charge-offs	(50,627)	(76,577)	(17,144)
Loan recoveries	6,276	3,027	156
Ending balance	65,892	75,116	42,851

Allowance for credit losses:
Beginning balance	155	259	576
Provision for credit losses	(94)	(104)	(317)
Ending balance	61	155	259

Total allowance for loan and credit loss	$65,953	$75,271	$43,110

The table below presents the allowance for loan and credit losses on the basis of the entity’s impairment method:

At December 31, 2010 (in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Individually evaluated for impairment	3,615	2,402	694	3,755	1,414	—	—	11,880
Collectively evaluated for impairment	13,554	15,275	14,244	2,541	1,959	354	6,085	54,012

Loans held for investment	$565,145	$783,675	$83,871	$86,862	$94,607	$29,567	$—	$1,643,727
Individually evaluated for impairment	8,722	24,934	9,690	12,614	3,060	—	—	59,020
Collectively evaluated for impairment	556,423	758,741	74,181	74,248	91,547	29,567	—	1,584,707

Information on impaired loans is reported in the following table:

	At and for the year ended December 31, 2010
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$341	$570	$109	$232	$639	$41	$—
Finance and insurance	608	608	108	500	130	108	—
Health care	—	—	—	—	150	—	18
Real estate services	2,457	2,482	1,702	755	2,324	1,213	—
Construction	1,673	1,727	228	1,445	1,588	154	—
Retail trade	1,669	3,219	1,597	72	2,581	1,067	—
Wholesale trade	221	457	11	210	1,742	6	—
Other	1,753	2,680	1,322	431	2,617	1,026	—
	8,722	11,743	5,077	3,645	11,771	3,615	18
Real estate - mortgage
Residential & commercial owner-occupied	6,865	9,374	2,622	4,243	11,979	733	—
Residential & commercial investor	18,069	19,138	14,024	4,045	10,459	1,669	504
Other	—	—	—	—	787	—	2
	24,934	28,512	16,646	8,288	23,225	2,402	506
Land acquisition & development
Commercial	2,430	3,651	—	2,430	6,913	—	—
Residential	5,684	16,291	1,468	4,216	6,669	694	8
Other	1,576	4,461	—	1,576	3,997	—	—
	9,690	24,403	1,468	8,222	17,579	694	8
Real estate - construction
Residential & commercial investor	12,614	13,931	11,015	1,599	11,193	3,755	7
Consumer	3,060	3,120	2,423	637	1,284	1,414	—
Total	$59,020	$81,709	$36,629	$22,391	$65,052	$11,880	$539

For the years ended December 31, 2009 and 2008 the Company did not recognize interest income on average impaired loans of $65.7 million and $21.0 million, respectively.  Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2010, 2009 and 2008 was $1.6 million, $1.8 million and $1.0 million, respectively.  At December 31, 2010 and 2009, there were no outstanding commitments on restructured loans.

Additional information on impaired loans is reported in the following table:

	At December 31,
(in thousands)	2010	2009
Nonaccrual loans	$41,271	$74,624
Troubled debt restructurings	1,261	2,245
Impaired loans	42,532	76,869
Nonaccrual loans held for sale	—	1,820
Total impaired loans	$42,532	$78,689
Loans 90 days or more delinquent and still accruing	$202	$509
Performing troubled debt restructurings	$16,488	$—

The Company’s nonaccrual loans by class at December 31, 2010 are reported in the following table:

(in thousands)
Commercial
Manufacturing	$341
Finance and insurance	608
Real estate services	2,457
Construction	1,673
Retail trade	1,669
Wholesale trade	221
Other	1,753
Total commercial	8,722
Real estate - mortgage
Residential & commercial owner-occupied	6,865
Residential & commercial investor	1,581
Total real estate - mortgage	8,446
Land acquisition & development
Commercial	2,430
Residential	5,684
Other	1,576
Total land acquisition & development	9,690
Real estate - construction
Residential & commercial investor	12,614
Consumer	3,060
Total nonaccrual loans	$42,532

The following table summarizes the aging of the Company’s loan portfolio at December 31, 2010:

	At December 31, 2010
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$82	$82	$86,649	$86,731	$—
Finance and insurance	108	—	500	608	76,711	77,319	—
Health care	—	—	—	—	70,506	70,506	—
Real estate services	540	156	116	812	78,408	79,220	—
Construction	51	58	1,503	1,612	49,737	51,349	50
Retail trade	1,543	890	157	2,590	24,293	26,883	—
Wholesale trade	323	—	227	550	52,937	53,487	17
Other	277	42	723	1,042	118,345	119,387	—
	2,842	1,146	3,308	7,296	557,586	564,882	67
Real estate - mortgage
Residential & commercial owner-occupied	696	—	2,549	3,245	428,660	431,905	—
Residential & commercial investor	301	920	1,242	2,463	349,641	352,104	—
	997	920	3,791	5,708	778,301	784,009	—
Land Acquisition & development
Commercial	—	—	1,358	1,358	26,232	27,590	—
Residential	1,064	342	3,875	5,281	38,500	43,781	135
Other	—	—	1,576	1,576	10,962	12,538	—
	1,064	342	6,809	8,215	75,694	83,909	135
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	22,411	22,411	—
Residential & commercial investor	2,900	9,449	3,557	15,906	48,799	64,705	—
	2,900	9,449	3,557	15,906	71,210	87,116	—

Consumer	27	6	489	522	94,139	94,661	—
Other	—	—	—	—	29,388	29,388	—
Unearned net loan fees	—	—	—	—	(238)	(238)	—

Total	$7,830	$11,863	$17,954	$37,647	$1,606,080	$1,643,727	$202

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company. Activity with respect to officer and director loans is as follows for the years ended December 31, 2010 and 2009:

(in thousands)	2010	2009

Balance — beginning of year	$4,203	$6,094
New loans and advances	5,284	17,082
Principal paydowns and payoffs	(4,463)	(18,973)
Balance — end of year	$5,024	$4,203

5.                                      PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31, 2010 and 2009, are summarized as follows:

	At December 31,
(in thousands)	2010	2009

Land	$230	$—
Buildings	230	—
Leasehold improvements	10,781	9,945
Furniture, fixtures, and equipment	27,240	25,089
	38,481	35,034
Accumulated depreciation	(29,433)	(26,831)
Total	$9,048	$8,203

The Company recorded depreciation expense related to premises and equipment of $3.2 million, $3.7 million and $3.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, the Company purchased a Colorado bank property that was leased in previous years.  The purchase price was allocated between the land and building.

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

A summary of goodwill, adjustments to goodwill and total assets by operating segment at and for the year ended December 31, 2009, is noted below.  There was no goodwill impairment prior to 2009.  There was no change to goodwill at or during the year ended December 31, 2010 and the Company is carrying no amount related to goodwill.

(in thousands)	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Total

Goodwill at December 31, 2008	$15,348	$5,279	$21,384	$4,149	$—	$46,160
Impairment losses in 2009	(15,348)	(5,279)	(21,384)	(4,149)	—	(46,160)
Goodwill at December 31, 2009	$—	$—	$—	$—	$—	$—

Accumulated goodwill impairment losses	$(15,348)	$(5,279)	$21,384	$4,149	$—	$(46,160)

Total assets at December 31, 2009	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

At December 31, 2010 and 2009, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing
	Customer
	contracts, lists		Non-amortizing
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2008	$5,396	$39	$269	$5,704
Impairment loss	—	—	(120)	(120)
Amortization	(638)	(36)	—	(674)
December 31, 2009	$4,758	$3	$149	$4,910
Impairment loss	—	—	(149)	(149)
Amortization	(639)	(3)	—	(642)
December 31, 2010	$4,119	$—	$—	$4,119

In conjunction with the March 31, 2009 goodwill impairment valuation, the Company determined that the tradename asset was partially impaired by $0.1 million.  The impairment is included in the “Loss on securities, other assets and other real estate owned” line of the accompanying consolidated statements of operations for the year ended December 31, 2009.  The impairment was determined through a review of the future cash flows of the associated business and the royalty rate used in valuing the tradename. The carrying value of intangible assets reviewed at September 30, 2009, prior to performing the goodwill impairment analysis did not result in any additional impairment.

In conjunction with the merger of Wagner into ACMG during 2010, an impairment charge of $0.1 million was recognized on the indefinite-lived tradename intangible asset which is no longer used by the Company.  The tradename impairment is included in the “Loss on securities, other assets and other real estate owned” line of the accompanying consolidated statements of operations for the year ended December 31, 2010.  The Company recorded amortization expense of $0.6 million, $0.7 million and $0.7 million, for the years ended December 31, 2010, 2009 and 2008. Amortization expense on intangible assets for each of the five succeeding years is estimated in the following table.

(in thousands)
2011	$638
2012	638
2013	426
2014	316
2015	300

Total	$2,318

7.     CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio at December 31, 2010 and 2009, is as follows:

	At December 31,
(in thousands)	2010	2009

Less than $100,000	$50,855	$72,849
$ 100,000 and more	378,470	526,719
	$429,325	$599,568

Related interest expense for the years ended December 31, 2010, 2009 and 2008, is as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008

Less than $100,000	$804	$2,208	$8,659
$ 100,000 and more	5,570	10,109	11,430
	$6,374	$12,317	$20,089

Maturities of certificates of deposit of $100,000 and more at December 31, 2010, are as follows:

(in thousands)
Remaining maturity:
Less than three months	$190,700
Three months up to six months	89,316
Six months up to one year	84,474
One year and over	13,980
Total	$378,470

8.     BORROWED FUNDS

Securities sold under agreements to repurchase at December 31, 2010 and 2009 are summarized as follows:

	At December 31,
(in thousands)	2010	2009

Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $170,097 and $147,168 in 2010 and 2009, respectively)	$157,690	$139,794

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $148.5 million and $125.1 million during 2010 and 2009, respectively. The maximum amounts outstanding at any month-end during 2010 and 2009 were $165.6 million and $162.3 million, respectively.  At December 31, 2010 and 2009, the weighted-average interest rate was 0.53% and 0.92%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The composition of other short-term borrowings, which are all due within one year, at December 31, 2010 and 2009, is summarized as follows:

	At December 31,
(in thousands)	2010	2009

Federal Home Loan Bank line of credit	$14,000	$—
Federal funds purchased	12	240

Total	$14,012	$240

The Company has advances and a line of credit from the FHLB with a weighted-average interest rate of 0.26% at December 31, 2010.  No amounts were outstanding at December 31, 2009.  Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2010, the FHLB advances and line of credit were collateralized by loans of $569.2 million with a lending value of $294.6 million. At December 31, 2009, the Company had loans of $546.5 million with a lending value of $305.3 million available to collateralize FHLB borrowings.

The Company has approved federal fund purchase lines with six banks with an aggregate credit line of $155.0 million as well as agreements with various companies to transact repurchase agreements based on available collateral. At December 31, 2010 and 2009, there were no outstanding repurchase agreements with noncustomer third parties.

9.     LONG-TERM DEBT

Outstanding subordinated debentures and notes payable at December 31, 2010 and 2009, is summarized as follows:

	At December 31,
(in thousands)	2010	2009	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2011
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2011
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2011
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 10 - Derivatives.

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2010.  On March 1, 2005, the Federal Reserve Board finalized a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative and qualitative standards. Under the rule, after a transition period ending on March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to certain restrictions.  On March 17, 2009, the Federal Reserve Board announced the adoption of a final rule that delays the initial effective date of March 31, 2009 to March 31, 2011.

Under the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law on July 21, 2010, significant changes were made that limit the ability of bank holding companies with assets of between $500 million and $15 billion or more to issue trust preferred securities with Tier 1 capital treatment.  Bank holding companies with assets in that range will continue to give Tier 1 capital treatment for issuances before May 2010.

The Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008.  The Notes will mature on August 18, 2018, 10 years after the initial issue date.  The Notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2010 and 2009, there were $3.5 million in Notes owed to related parties.  The Company paid $0.3 million in interest to related parties during the years ended December 31, 2010 and 2009.

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

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and variable-rate borrowings.

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

Based on the Company’s ongoing assessments, including at inception of the hedging relationship, it is probable that there will be sufficient Prime-based interest receipts through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative Method” method described in ASC 815-30-35 (formerly DIG Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied), for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each quarterly interim period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statements of operations as part of noninterest income/expense.

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

	Asset derivatives			Liability derivatives
		Fair value			Fair value
	Balance sheet	At December 31,		Balance sheet	At December 31,
(in thousands)	classification	2010	2009	classification	2010	2009

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$504	$4,202	Accrued interest and other liabilities	$1,712	$55

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$4,840	$3,495	Accrued interest and other liabilities	$5,106	$3,623

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

Hedged	Notional	Fixed	Termination
item	amount	rate	date
(in thousands)
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

In addition to the cash flow hedges in the table above, the Company had two interest rate swaps with an aggregate notional amount of $30.0 million that were designated as cash flow hedges of interest rate risk at December 31, 2010.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets throughout 2009, as well as variable cash outflows associated with subordinated debt related to trust preferred securities beginning in 2010.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2010, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $0.5 million will be reclassified as an increase to interest income and $2.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet GAAP hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At December 31, 2010, the Company had 69 interest rate swaps with an aggregate notional amount of $156.2 million.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized a net loss of $0.1 million,  a net gain of $0.2 million, and a net loss of $0.4 million, respectively, related to changes in fair value of these swaps.

The table below summarizes gains and losses recognized in other comprehensive income (loss) (OCI) and in conjunction with our derivatives designated as hedging instruments for the years ended December 31, 2010, 2009 and 2008.

	Gain (loss) recognized in accumulated OCI
	(Effective portion)
	for the year ended December 31,
(in thousands)	2010	2009	2008
Cash flow hedges:
Interest rate swap	$(5,355)	$561	$2,465

	Gain (loss) reclassified from accumulated OCI into earnings
	(Effective portion)
	for the year ended December 31,
(in thousands)	2010	2009	2008
Cash flow hedges:
Interest rate swap	$(487)	$2,631	$2,109

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

At December 31, 2010, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $6.2 million. At December 31, 2010, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.4 million against its obligations under these agreements.  At December 31, 2010, the Company was not in default with any of its debt covenants.

See Note 18 — Fair Value Measurements for additional discussion of derivatives and fair value.

11.  INCOME TAXES

The components of consolidated income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008

Current tax provision (benefit):
Federal tax	$(5,022)	$(14,366)	$8,364
State tax	—	—	1,214
Total current tax provision (benefit)	(5,022)	(14,366)	9,578

Deferred tax provision (benefit):
Federal tax	244	(14,269)	(8,445)
State tax	36	(2,172)	(1,224)
Net operating loss carryforward	(826)	(2,052)	—
Valuation allowance	15,596	—	—
Total deferred tax provision (benefit)	15,050	(18,493)	(9,669)

Total tax provision (benefit)	$10,028	$(32,859)	$(91)

The primary component of the deferred tax expense during 2010 was a deferred tax valuation charge of $15.6 million and timing differences in the allowance for loan and credit losses of $3.6 million.  During 2009 and 2008, the primary component of the deferred tax benefit was $12.2 million and $8.5 million, respectively, attributable to timing differences in the allowance for loan and credit losses.  Also during 2009, the Company recorded a goodwill impairment of $46.2 million, of which $12.9 million was deductible for income tax purposes over the applicable term as allowed by the Internal Revenue Code.  The Company did not record goodwill impairment in 2010 or in periods prior to 2009.  The Company has a net operating loss carryforward for Arizona and Colorado that originated in 2010 and 2009.  The states of Arizona and Colorado do not allow net loss carrybacks, but allow net loss carryforwards of five and 20 years, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2010.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•      Taxes paid in prior carryback years.

•      The Company has a long history of earnings profitability.

•      The Company’s quarterly operating results have improved over the past five quarters.

•      The Company returned to a quarterly profit in the fourth quarter of 2010.

•      The Company is projecting future taxable income, exclusive of tax planning strategies, will be sufficient to utilize the deferred tax assets.

•      The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.

•      The Company is able to carry forward federal and Colorado tax losses for 20 years and Arizona tax losses for five years.

•      The Company has identified prudent and feasible tax planning strategies, including the sale of appreciated assets tax-exempt assets and redeploying the proceeds into taxable investments.

As part of its analysis, the Company considered the following negative evidence:

•      The Company is in a three-year cumulative loss position.

•      The Company recorded a net loss in 2010 and 2009.

•      The Company did not meet its financial goals in 2010.

The Company’s recent losses have resulted in a negative three-year cumulative pretax loss position that is considered significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $46.2 million related to a non-recurring goodwill impairment and net losses on the Company’s land acquisition and future development loan portfolio.  The Company has ceased lending for land acquisition and future development.  However, the Company may still pursue loans secured by finished lots that are prepared to enter the construction phase. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax assets, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined at December 31, 2010.

During the fourth quarter of 2010, the Company established a deferred tax asset valuation allowance in the amount of $15.6 million based on its assessment of the amount of deferred tax assets that are more likely than not to be realized.   At December 31, 2009, the Company had not recorded a valuation allowance.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2010 and 2009 are as follows:

	At December 31,
(in thousands)	2010	2009

Deferred tax assets:
Allowance for loan and credit losses	$24,938	$28,583
Intangible assets	2,812	3,038
Valuation adjustments on OREO	2,234	305
Deferred loan fees	84	—
Supplemental Executive Retirement Plan and other accrued liabilities	2,728	1,941
Stock-based compensation	1,962	1,443
Depreciation on premises and equipment	545	735
Interest on nonaccrual loans	427	455
Net operating loss carryover	2,879	2,052
Other	—	502
Total deferred tax assets	38,609	39,054
Valuation allowance	(15,596)	—

Total deferred tax assets, net of allowance	$23,013	$39,054

Deferred tax liabilities:
Deferred initial direct loan costs	$961	$1,030
Prepaid assets	1,233	1,138
FHLB stock dividends	89	815
Net unrealized gain on investment securities available for sale and derivatives	3,881	6,142
Other	400	275
Total deferred tax liabilities	$6,564	$9,400
Net deferred tax assets	$16,449	$29,654

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2010, 2009 and 2008 is shown below:

	For the year ended December 31,
(in thousands)	2010	2009	2008

Computed at the statutory rate (35%)	$(4,413)	$(40,565)	$433
Increase (decrease) resulting from:
Valuation allowance	15,596	—	—
State income taxes — net of federal income tax effect	(760)	(3,456)	(6)
Tax exempt interest income on loans and securities	(237)	(408)	(406)
Goodwill impairment	—	11,636	—
Bank-owned life insurance income	(442)	(414)	(410)
Other — net	284	348	298

Actual tax provision	$10,028	$(32,859)	$(91)

Accounting guidance in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2010 and 2009, no amounts were recognized for tax benefits relating to uncertain tax positions taken during those years.

Penalties and interest are classified as income tax expense when incurred. There were no penalties or interest recognized for the years ended December 31, 2010, 2009 and 2008.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year

United States	2007
Colorado	2006
Arizona	2006

12.               SHAREHOLDERS’ EQUITY

Common Stock — At December 31, 2010 and 2009, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	2010	2009

Exercise of outstanding stock options	2,659,750	2,522,243
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	1,710,772	959,164
Future stock purchases through ESPP	316,262	406,831
	5,582,752	4,784,206

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

On December 19, 2008, as part of the Capital Purchase Program promulgated by the United States Department of the Treasury (the Treasury) under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008, the Company and the Treasury entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement - Standard Terms (together, the Purchase Agreement), pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $64.5 million, (1) 64,450 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) and (2) a warrant (the Warrant) to purchase 895,968 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $10.79 per share.  The Warrant was immediately exercisable upon issuance provided that the Treasury had agreed not to exercise the warrant for more than 447,984 shares of common stock until the earlier of the date on which the Company has received aggregate gross proceeds from a qualified equity offering of at least $64.5 million at December 31, 2009.  The Company did not receive aggregate gross proceeds from a qualified equity offering of at least $64.5 million prior to December 31, 2009, therefore, the full warrant to purchase 895,968 shares became exercisable on January 1, 2010.

The Series B Preferred Stock pays cumulative dividends, on February 15, May 15, August 15 and November 15 of each year, at an annual rate of 5% for the first five years and 9% thereafter.  At December 31, 2010 and 2009, the Company had accrued dividends of $0.4 million.  The Series B

Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock.  The American Recovery and Reinvestment Act of 2009 (ARRA) that was signed into law on February 17, 2009, allows for the redemption of the Series B Preferred Stock without limitation if the approval of the Federal Reserve is obtained.

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

Dividends — The Company’s ability to pay dividends to its shareholders is largely dependent upon the payment of dividends by the Bank to the Parent.  At December 31, 2010, the Bank was restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  However, at December 31, 2010, the Company had the ability to pay dividends on its common stock without reliance on the Bank due to the significant amount of capital raised by the Parent during 2009.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 — Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2010, the Company was not in default on any of the junior subordinated debt issuances.

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividend on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.  At December 31, 2010, the Company has paid all required dividends under the Purchase Agreement when due.

Dividends declared per common share for the years ended December 31, 2010, 2009 and 2008 were $0.04, $0.10 and $0.28, respectively.  Dividends paid on the Series B Preferred Stock for the years ended December 31, 2010 and 2009 were $3.2 million and $2.9 million, respectively.  No preferred stock dividends were paid in the year ended December 31, 2008.

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

13.               EARNINGS (LOSS) PER COMMON SHARE

Effective January 1, 2009, the Company adopted authoritative accounting guidance in ASC 260, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends, paid or unpaid, are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding unvested stock awards are participating securities and computes earnings per share using the prescribed two-class method.  However, the impact of these shares is not included in the common shareholder basic loss per share for the years ended December 31, 2010 and 2009 because the effect of including those shares would be anti-dilutive due to the net losses in those years.  Earnings per share for the years ended December 31, 2008 did not change due to the adoption of the guidance.

Income available to common shareholders and the weighted average shares outstanding, used in the calculation of basic and diluted earnings (loss) per share, for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2010	2009	2008

Net income (loss)	$(22,637)	$(83,041)	$1,328
Preferred stock dividends	(3,764)	(3,732)	(124)
Net income (loss) available to common shareholders	$(26,401)	$(86,773)	$1,204

Distributed earnings (1)	$—	$—	$—
Undistributed earnings (loss)	(26,401)	(86,773)	1,204
Earnings (loss) allocated to common stock	$(26,401)	$(86,773)	$1,204

Weighted average common shares - issued	36,796,285	29,388,038	23,194,504
Average nonvested restricted share awards	(256,648)	(242,064)	(112,192)
Weighted average common shares outstanding - basic	36,539,637	29,145,974	23,082,312
Effect of dilutive stock options outstanding	—	—	172,262
Weighted average common shares outstanding - diluted	36,539,637	29,145,974	23,254,574

Weighted average antidilutive common shares outstanding (2)	3,783,012	3,488,340	1,906,000

Basic earnings (loss) per share	$(0.72)	$(2.98)	$0.05
Diluted earnings (loss) per share	$(0.72)	$(2.98)	$0.05

(1) Dividends paid during all years presented were not considered current period distributions.

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

The 2002 Equity Incentive Plan (the 2002 Plan) authorizes the issuance of 975,000 shares of common stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2002 Plan at December 31, 2010 totaled 158,929.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholder Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2010, totaled 1,551,843.

During 2010, 2009 and 2008, the Company recognized compensation expense, net of estimated forfeitures, of $1.6 million, $1.5 million and $1.8 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $0.6 million, $0.5 million and $0.5 million on the compensation expense for 2010, 2009 and 2008, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2010, 2009 and 2008:

	2010			2009			2008
	Weighted	Range		Weighted	Range		Weighted	Range
	Average	Low	High	Average	Low	High	Average	Low	High
Risk-free interest rate	2.03%	0.58%	2.76%	1.75%	1.02%	2.72%	2.91%	1.11%	3.46%
Expected dividend yield	0.60%	0.58%	0.89%	0.87%	0.55%	2.98%	2.34%	1.88%	3.76%
Expected volatility	68.06%	60.75%	77.50%	63.08%	49.18%	74.54%	33.73%	29.37%	54.26%
Expected life (years)	4.0			4.2			4.1

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Weighted average		Weighted average		Weighted average
		exercise		exercise		exercise
STOCK OPTION AWARDS	Shares	price	Shares	price	Shares	price
Outstanding — beginning of year	2,522,243	$13.26	2,287,472	$14.66	2,201,722	$14.85
Granted	369,248	7.24	518,201	6.28	368,794	12.28
Exercised	43,912	5.44	23,479	6.53	98,532	6.51
Forfeited	187,829	11.16	259,951	12.30	184,512	16.46
Outstanding — end of year	2,659,750	$12.70	2,522,243	$13.26	2,287,472	$14.66
Exercisable — end of year	1,891,700	$14.81	1,727,266	$14.88	1,619,517	$13.92

	2010		2009		2008
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
RESTRICTED STOCK AWARDS	Shares	fair value	Shares	fair value	Shares	fair value
Unvested — beginning of year	257,050	$6.84	217,100	$6.97	2,000	$21.07
Granted	30,574	6.03	49,950	6.36	220,500	6.87
Vested	13,984	6.94	400	21.07	400	21.07
Forfeited	12,250	6.08	9,600	6.86	5,000	6.87
Unvested — end of year	261,390	$6.77	257,050	$6.84	217,100	$6.97
Total fair value of vested shares (in thousands)		$77		$2		$6

There were 2,619,525 options vested or expected to vest with a weighted average price of $12.79 at December 31, 2010. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 3.6, 3.6 and 2.8 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the period was $0.2 million, $0.1 million and less than $0.1 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $3.17, $2.62 and $2.57, respectively. The total intrinsic value of options exercised during year ended December 31, 2010 was insignificant and for the years ended 2009 and 2008 was $0.1 million and $0.6 million, respectively.

At December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.0 years.

At December 31, 2010, a summary of the Company’s stock options outstanding are as follows:

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Range of	Number	exercise	life	Number	exercise
exercise price	outstanding	price	(years)	exercisable	price

$4.01 - $6.85	524,749	$6.11	5.6	135,809	$6.35
$7.12 - $9.00	442,247	7.85	4.6	156,497	8.26
$9.20 - $12.00	454,436	11.02	1.8	448,188	11.03
$12.01 - $17.57	479,566	13.64	3.8	406,254	13.86
$18.12 - $23.35	758,752	20.50	2.6	744,952	20.53
	2,659,750	$12.70	3.6	1,891,700	$14.81

Employee Stock Purchase Plan — In January 2000, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (ESPP), which provides that all employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years ended December 31, 2010, 2009 and 2008. On May 21, 2009, the Company’s shareholders approved an increase in the maximum number of shares to be issued through all plan years from

450,000 to 900,000 shares.  At December 31, 2010, the Company has reserved 316,262 shares for issuance under the terms of the ESPP.  The ESPP is administered by a committee of two or more directors who are not employees or officers of the Company and are appointed by the Board of Directors. During the years ended December 31, 2010, 2009 and 2008, 90,569, 79,662 and 67,974 shares, respectively, were issued under the ESPP.

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to 15% of their compensation with the Company’s discretionary matching within the limits defined for a 401(k) Plan.  In 2009, the Company reduced its matching contribution from 6% to 3% of eligible compensation and that matching rate was unchanged for the year ended December 31, 2010.  Matching contributions of 6% of eligible compensation were made in 2008.  Employer contributions charged to expense for the years ended December 31, 2010, 2009 and 2008 were $1.0 million, $1.2 million and $2.0 million, respectively, and are included in the consolidated statements of operations under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.  At December 31, 2010, all participants were fully vested.  At December 31, 2010 and 2009, the Company had accrued $3.7 million and $2.9 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

15.               COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company has various operating lease agreements for office space. Most of the leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $5.1 million and $5.1 million, respectively.

In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2010, one director has a remaining interest in the building. Additionally, two bank branches are leased from entities controlled by the same director of the Company. Rent payments under the related party leases for the years ended December 31, 2010, 2009 and 2008 were $2.1 million, $2.0 million and $2.0 million, respectively.  At December 31, 2010 and 2009, the Company was current on its related party lease payments. Future contractual obligations of $10.6 million will be paid to entities controlled by the related parties and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

(in thousands)	At December 31,
2011	$5,756
2012	5,473
2013	4,727
2014	4,491
2015	4,253
Thereafter	8,672
Total	$33,372

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2010:

(in thousands)	Amount

Commitments to originate commercial or real estate construction loans and unused lines of credit	$428,796

Commitments to originate consumer loans — personal lines of credit and equity lines	$32,198

Overdraft protection plans	$10,033

Letters of credit	$59,049

Unfunded commitments for unconsolidated investments	$4,724

Company guarantees	$1,207

Commitments to Originate — The Company makes contractual commitments to extend credit and provide standby letters of credit which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. These commitments are not held for sale. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as it does for loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $13.5 million in limited partnership interests of four entities, of which $4.7 million is unfunded at December 31, 2010. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt and merchant processing transactions for certain customers.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2010, the Company held 74,567 shares of Federal Reserve Bank stock with a fair value of $3.7 million (par value of $50).  This investment represents 50% of the subscription amount due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $3.7 million due to the Federal Reserve Bank may be callable at their discretion.

Employment Contracts — Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control, a payment is required.  However, the American Reinvestment and Recovery Act of 2009 prohibits the payment of golden parachutes to certain executive officers, which may prohibit payments of severance payments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2010 and 2009, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2010, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2010 and 2009:

At December 31, 2010	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$201,738	$205,940
Disallowed intangible assets	(3,830)	—
Unrealized gain on available for sale securities	(7,080)	(7,080)
Unrealized (gain) loss on cash flow hedges	749	(312)
Subordinated debentures	65,135	—
Disallowed deferred tax asset	(5,603)	—
Other deductions	(128)	—
Tier I regulatory capital	$250,981	$198,548

Subordinated notes payable and debentures	$25,849	$—
Allowance for loan losses	24,837	24,421
Total risk-based regulatory capital	$301,667	$222,969

	Company			Bank
At December 31, 2010	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$250,981	$301,667	$250,981	$198,548	$222,969	$198,548
Well-capitalized requirement	116,755	194,592	121,917	114,734	191,223	118,905
Regulatory capital - excess	$134,226	$107,075	$129,064	$83,814	$31,746	$79,643
Capital ratios	12.9%	15.5%	10.3%	10.4%	11.7%	8.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (2)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

At December 31, 2009	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$230,451	$206,490
Disallowed intangible assets	(4,493)	—
Unrealized gain on available for sale securities	(7,448)	(7,448)
Unrealized gains on cash flow hedges	(2,571)	(897)
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(6,373)	—
Other deductions	(220)	—
Tier I regulatory capital	$279,346	$198,145

Subordinated notes payable	$20,984	$—
Allowance for loan losses	25,895	25,081
Total risk-based regulatory capital	$326,225	$223,226

	Company			Bank
At December 31, 2009	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$279,346	$326,225	$279,346	$198,145	$223,226	$198,145
Well-capitalized requirement (1)	121,335	202,226	122,940	117,383	195,639	119,238
Regulatory capital - excess (1)	$158,011	$123,999	$156,406	$80,762	$27,587	$78,907
Capital ratios	13.8%	16.1%	11.4%	10.1%	11.4%	8.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (2)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) Subsequent to the issuance of the 2009 consolidated financial statements, the Company determined that previously disclosed well-capitalized requirements were actually the minimum capitalized requirements.  Accordingly, previously presented well-capitalized requirement and regulatory capital-excess amounts have been restated.  This restatement has no effect on the Company’s compliance with capital adequacy requirements.

(2) The ratios for the well-capitalized requirement are only applicable to the Bank. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

17.               COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, and are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains (losses) on available for sale securities and derivatives, net of tax for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Other comprehensive income — before tax:
Unrealized gain (loss) on available for sale securities — net of reclassification to operations of $(597), $(2,062) and $(1,657)	$(944)	$13,779	$(1,579)

Change in OTTI-related component of unrealized gain	351	925	—

Unrealized gain (loss) on derivative securities — net of reclassification to operations of $(487), $2,631, and $2,109	(5,355)	561	2,465

Tax benefit (expense) related to items of other comprehensive income	2,260	(5,801)	(337)
Other comprehensive income (loss) — net of tax	$(3,688)	$9,464	$549

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

Available for sale securities — At December 31, 2010, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active and is therefore classified as level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The fair value of TPS transferred from Level 1 to Level 2 during 2010 was $3.3 million.  The Company transferred $5.8 million in TPS during 2009 to Level 2 from Level 1.

During the year ended December 31, 2010, the Company recorded losses on AFS securities of $0.6 million, of which $0.4 million were OTTI arising from an increase on credit risk on three private-label MBS.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, at December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at December 31, 2010.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations, in accordance with ASC 310.  Depending on the age of the appraisal and current real estate market activity, the Company may discount the appraisal to reflect valuation declines. The fair value of other impaired loans is measured using a discounted cash flow analysis considered to be a level 3 input.

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans, the Company considers the measurements to be Level 3 inputs.  The Company did not have any loans held for sale at December 31, 2010.

The following table presents the Company’s financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$407,977	$—	$405,545	$2,432
U.S. government agencies	80,619	—	80,619	—
Trust preferred securities	88,308	79,093	9,215	—
Corporate debt securities	59,595	—	59,595	—
Municipal securities	945	—	945	—
Total available for sale securities	$637,444	$79,093	$555,919	$2,432

Derivatives:
Cash flow hedge - interest rate swap	$504	$—	$504	$—
Reverse interest rate swap	4,840	—	4,840	—
Total derivative assets	$5,344	$—	$5,344	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$1,712	$—	$1,712	$—
Reverse interest rate swap	5,106	—	5,106	—
Total derivative liabilities	$6,818	$—	$6,818	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$402,913	$—	$400,540	$2,373
U.S. government agencies	56,453	—	56,453	—
Trust preferred securities	34,781	28,931	5,850	—
Corporate debt securities	32,641	—	32,641	—
Municipal securities	2,417	—	2,417	—
Total available for sale securities	$529,205	$28,931	$497,901	$2,373

Derivatives:
Cash flow hedge - interest rate swap	$4,202	$—	$4,202	$—
Reverse interest rate swap	3,495	—	3,495	—
Total derivative assets	$7,697	$—	$7,697	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$55	$—	$55	$—
Reverse interest rate swap	3,623	—	3,623	—
Total derivative liabilities	$3,678	$—	$3,678	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2010	2009
Beginning balance	$2,373	$3,709
Realized loss on OTTI	(451)	(1,331)
Paydowns	(714)	(1,361)
Net accretion	158	75
Unrealized gain included in comprehensive income	1,066	1,281
Ending balance	$2,432	$2,373

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Net impaired loans	$47,616	$—	$—	$47,616

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Net impaired loans	$62,972	$—	$872	$62,100
Loans held for sale	1,820	—	—	1,820

At December 31, 2010 and 2009, impaired loans had a carrying value (gross of allowance for loan losses) of $59.5 million and $76.9 million, respectively, and a fair value (net of allowance for loan losses) of $47.6 million and $63.0 million, respectively.  During 2010 and 2009, the Company recorded a provision for loan losses of $42.1 million and $84.2 million, respectively, on impaired loans.  Also, charge-offs on impaired loans of $44.1 million and $70.7 million were recorded during 2010 and 2009, respectively.  Charge-offs on loans transferred at fair value to held for sale totaled $6.5 million and $5.9 million during 2010 and 2009, respectively.  The Company recorded a $0.4 million and $0.1 million loss upon the sale of these loans during 2010 and 2009, respectively.

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

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the year ended December 31,
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	2010
OREO	$26,416	$—	$—	$26,416	$(7,392)
Tradename	—	—	—	—	(149)

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the year ended December 31,
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	2009
Goodwill	$—	$—	$—	$—	$(46,160)
Tradename	149	—	—	149	(120)
OREO	26,507	—	—	26,507	(3,292)

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, the Company performed an impairment test on a tradename intangible asset during the second quarter of 2010 and concluded that the Company’s decision not to use the tradename in the future was a triggering event for an impairment charge.  As a result, an impairment charge of $0.1 million was included in earnings for the year ended December 31, 2010.

Goodwill was fully written-off at December 31, 2009, from $46.2 million at December 31, 2008.  The Company recorded a goodwill impairment of $33.7 million and $12.5 million during the first and third quarters of 2009, respectively.  In addition, a trade name with a carrying value of $0.3 million was written down to its fair value of $0.2 million during the first quarter of 2009 resulting in an impairment charge of $0.1 million.  These impairment charges were included in earnings for the year ended 2009.

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO at December 31, 2010 and 2009, disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

	At December 31,
(in thousands)	2010	2009
OREO recorded at fair value	$26,416	$26,507
Estimated selling costs	(1,321)	(1,325)
OREO	$25,095	$25,182

Valuation adjustments on OREO are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of the 2010 and 2009 OREO transactions:

	At and for the year ended December 31,
(in thousands)	2010		2009
Beginning balance		$25,182		$5,941
Foreclosed loans	29,422		53,377
Net charge-offs	(8,839)		(18,125)
Transferred in		20,583		35,252
OREO sales		(13,278)		(13,347)
Net loss on sale and valuation adjustments		(7,392)		(3,292)
Other		—		628
Ending balance		25,095		25,182
Estimated selling costs		1,321		1,325
OREO recorded at fair value		$26,416		$26,507

The following table includes the estimated fair value of the Company’s financial instruments.  The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$24,166	$24,166	$47,637	$47,637
Restricted cash	15,872	15,872	7,358	7,358
Investment securities available for sale	637,444	637,444	529,205	529,205
Investment securities held to maturity	262	270	302	308
Other investments	6,962	6,962	16,473	16,473
Loans — net	1,577,835	1,562,844	1,705,750	1,704,299
Loans held for sale	—	—	1,820	1,820
Accrued interest receivable	8,081	8,081	8,184	8,184
Interest rate swaps	5,344	5,344	7,697	7,697
Bank-owned life insurance	36,043	36,043	34,560	34,560

Financial liabilities:
Deposits	$1,889,368	$1,891,107	$1,968,833	$1,971,213
Other short-term borrowings	14,012	14,012	240	240
Securities sold under agreements to repurchase	157,690	154,776	139,794	136,329
Accrued interest payable	930	930	1,500	1,500
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	18,610	20,984	18,676
Interest rate swaps	6,818	6,818	3,678	3,678

The estimation methodologies utilized by the Company are summarized as follows:

Cash and Cash Equivalents — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

Restricted Cash — The carrying amount of restricted cash is a reasonable estimate of fair value.

Other Investments — The estimated fair value of other investments approximates their carrying value.

Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses.

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported has been renamed Wealth Management and a business line has been moved from Insurance into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.  The segment includes the operations of CoBiz Trust, CoBiz Investment and FDL’s wealth transfer business line.  The wealth transfer business line assists high net-worth individuals and companies with the acquisition of institutionally-priced life insurance products.  Revenues of the segment are generally derived as a percentage of assets under management for the trust and investment management lines and from commissions paid by insurers with whom wealth transfer has placed policies.

The Insurance segment includes the employee benefits and brokerage activities of FDL and CoBiz Insurance, Inc. The FDL employee benefits line targets small- to mid-sized employers and offers group insurance and retirement plan design and consulting services. CoBiz Insurance, Inc. is a property and casualty (P&C) broker agency focusing on commercial and affluent individual lines of coverage.  The majority of the revenues for the segment are derived from insurance product sales and referrals, paid by third-party insurance carriers.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

		Investment			Corporate
For the year ended December 31, 2010	Commercial	Banking	Wealth		Support and
(in thousands)	Banking	Services	Management	Insurance	Other	Consolidated

Income statement
Total interest income	$114,697	$8	$2	$2	$1,270	$115,979
Total interest expense	13,714	—	40	11	5,383	19,148
Provision for loan losses	30,224	—	—	—	4,903	35,127
Noninterest income	10,439	5,650	9,752	8,701	466	35,008
Noninterest expense	37,015	5,534	10,366	9,005	47,192	109,112
Impairment of goodwill	—	—	—	—	—	—
Management fees and allocations	24,089	163	721	343	(25,316)	—
Provision (benefit) for income taxes	20,180	52	(78)	162	(10,288)	10,028
Net loss before noncontrolling interest	(86)	(91)	(1,295)	(818)	(20,138)	(22,428)
Net income attributable to noncontrolling interest	—	—	—	—	(209)	(209)
Net loss	(86)	(91)	(1,295)	(818)	(20,347)	(22,637)

Depreciation and amortization	2,832	77	381	539	25	3,854
Capital expenditures	2,692	35	228	61	30	3,046

At December 31, 2010
Identifiable assets	$2,338,829	$4,101	$5,597	$8,058	$38,503	$2,395,088

		Investment			Corporate
For the year ended December 31, 2009	Commercial	Banking	Wealth		Support and
(in thousands)	Banking	Services	Management	Insurance	Other	Consolidated

Income statement
Total interest income	$128,914	$7	$—	$—	$529	$129,450
Total interest expense	21,701	—	16	13	4,336	26,066
Provision for loan losses	103,427	—	—	—	2,388	105,815
Noninterest income	9,555	1,154	8,052	8,912	(46)	27,627
Noninterest expense	34,533	4,024	9,903	8,498	38,292	95,250
Impairment of goodwill	15,348	5,279	21,384	4,149	—	46,160
Management fees and allocations	30,987	211	773	477	(32,448)	—
Benefit for income taxes	(19,829)	(3,768)	(1,781)	(1,593)	(5,888)	(32,859)
Net loss before noncontrolling interest	(47,698)	(4,585)	(22,243)	(2,632)	(6,197)	(83,355)
Net loss attributable to noncontrolling interest	—	—	—	—	314	314
Net loss	(47,698)	(4,585)	(22,243)	(2,632)	(5,883)	(83,041)

Depreciation and amortization	3,272	67	449	513	61	4,362
Capital expenditures	2,628	10	1	123	22	2,784

At December 31, 2009
Identifiable assets	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

		Investment			Corporate
For the year ended December 31, 2008	Commercial	Banking	Wealth		Support and
(in thousands)	Banking	Services	Management	Insurance	Other	Consolidated

Income statement
Total interest income	$144,736	$38	$3	$4	$127	$144,908
Total interest expense	43,988	—	8	11	5,550	49,557
Provision for loan losses	39,796	—	—	—	—	39,796
Noninterest income	8,785	5,055	11,618	9,840	480	35,778
Noninterest expense	33,098	5,117	11,619	8,694	31,189	89,717
Management fees and allocations	26,889	265	759	411	(28,324)	—
Provision (benefit) for income taxes	3,075	(99)	(60)	134	(3,141)	(91)
Net income (loss) before noncontrolling interest	6,675	(190)	(705)	594	(4,667)	1,707
Net income attributable to noncontrolling interest	—	—	—	—	(379)	(379)
Net income (loss)	6,675	(190)	(705)	594	(5,046)	1,328

Depreciation and amortization	2,919	72	507	575	82	4,155
Capital expenditures	3,497	32	61	119	28	3,737

At December 31, 2008
Identifiable assets	$2,629,082	$6,670	$23,891	$13,840	$10,792	$2,684,275

20.               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

CONDENSED BALANCE SHEETS	At December 31,
(in thousands)	2010	2009

Condensed Statements of Condition

Assets:
Cash on deposit at subsidiary bank	$28,781	$33,461
Investment in subsidiaries	255,062	269,472
Accounts receivable from subsidiaries	14,798	5,033
Taxes receivable	5,354	14,749
Other	3,014	11,115

Total Assets	$307,009	$333,830

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable to subsidiaries	$6,911	$6,289
Subordinated debentures	93,150	93,150
Other liabilities	5,210	3,940

Total Liabilities	105,271	103,379

Shareholders’ equity	201,738	230,451

Total Liabilities and Shareholders’ Equity	$307,009	$333,830

CONDENSED STATEMENTS OF OPERATIONS	For the years ended December 31,
(in thousands)	2010	2009	2008
Income:
Management fees	$3,906	$3,664	$4,583
Interest income	363	131	151
Other income	72	3,332	125
Total Income	4,341	7,127	4,859
Expenses:
Salaries and employee benefits	4,566	3,733	4,836
Interest expense	5,748	4,396	5,575
Other expense	2,600	2,907	2,629
Total Expenses	12,914	11,036	13,040
Net loss before income taxes	(8,573)	(3,909)	(8,181)
Provision (benefit) for income taxes	(7,618)	5,376	3,135
Net income (loss) before equity in undistributed earnings of subsidiaries	(16,191)	1,467	(5,046)
Equity in undistributed earnings (loss) of subsidiaries	(6,446)	(84,508)	6,374
Net income (loss)	$(22,637)	$(83,041)	$1,328

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(22,637)	$(83,041)	$1,328
Equity in undistributed earnings of subsidiaries	6,446	84,508	(6,374)
Stock-based compensation	301	372	339
Excess tax benefit from stock-based compensation	(9)	(5)	(159)
Change in other assets and liabilities	7,703	(6,221)	(4,965)

Net cash used in operating activities	(8,196)	(4,387)	(9,831)

Cash flows from investing activities:
Net cash paid in earn-outs	—	(375)	—
Net cash paid for BDA Acquisition	—	—	(6,781)
Net advances (repayments) to/from subsidiaries	7,495	(67,523)	7,971
Other	(31)	7	—
Net cash (used in) provided by investing activities	7,464	(67,891)	1,190

Cash flows from financing activities:
Repayment other short-term borrowings	—	—	(17,070)
Proceeds from issuance of common stock	735	56,340	1,245
Proceeds from issuance of subordinated notes payable, net	—	—	20,900
Proceeds from the issuance of Preferred Stock	—	—	64,398
Dividends paid on common stock	(1,470)	(2,597)	(6,613)
Dividends paid on preferred stock	(3,222)	(2,919)	—
Excess tax benefit from stock-based compensation	9	5	159
Other	—	(56)	83
Net cash (used in) provided by financing activities	(3,948)	50,773	63,102

Net increase (decrease) in cash and cash equivalents	(4,680)	(21,505)	54,461
Cash and cash equivalents — beginning of year	33,461	54,966	505
Cash and cash equivalents — end of year	$28,781	$33,461	$54,966

21.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The table below sets forth unaudited financial information for each quarter of the last two years:

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2010	2010	2010	2010	2009	2009	2009	2009

Interest income	$28,252	$28,550	$29,258	$29,919	$30,973	$32,102	$32,841	$33,534
Interest expense	4,234	4,663	5,085	5,166	5,981	6,515	6,615	6,955
Net interest income	24,018	23,887	24,173	24,753	24,992	25,587	26,226	26,579
Net loss	(12,274)	(1,897)	(3,769)	(4,697)	(4,538)	(15,743)	(15,811)	(46,949)

Earnings (loss) per share—basic	$(0.36)	$(0.08)	$(0.13)	$(0.15)	$(0.15)	$(0.50)	$(0.72)	$(2.07)

Earnings (loss) per share—diluted	$(0.36)	$(0.08)	$(0.13)	$(0.15)	$(0.15)	$(0.50)	$(0.72)	$(2.07)