Form 10-Q
period 2011-03-31
COBIZ FINANCIAL INC
filed 2011-04-29
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

There were 37,044,328 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 24, 2011.

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At March 31, 2011 and December 31, 2010

(unaudited)

	March 31,	December 31,
(in thousands)	2011	2010
Assets
Cash and due from banks	$31,299	$15,929
Interest-bearing deposits and federal funds sold	57,081	8,237
Total cash and cash equivalents	88,380	24,166

Investment securities available for sale (cost of $594,584 and $626,023, respectively)	607,421	637,444
Investment securities held to maturity (fair value of $262 and $270, respectively)	255	262
Other investments	7,973	6,962
Total investments	615,649	644,668

Loans, net of allowance for loan losses of $61,995 and $65,892, respectively	1,574,169	1,577,835
Intangible assets, net of amortization of $4,711 and $4,551, respectively	3,877	4,119
Bank-owned life insurance	36,342	36,043
Premises and equipment, net of depreciation of $30,188 and $29,433, respectively	8,913	9,048
Accrued interest receivable	8,573	8,081
Deferred income taxes, net	15,432	16,449
Other real estate owned, net of valuation allowance of $6,800 and $5,879, respectively	23,581	25,095
Other	38,310	49,584
TOTAL ASSETS	$2,413,226	$2,395,088

Liabilities
Deposits
Demand	$758,280	$681,534
NOW and money market	696,114	663,572
Savings	9,590	9,144
Eurodollar	91,042	105,793
Certificates of deposits	378,258	429,325
Total deposits	1,933,284	1,889,368
Securities sold under agreements to repurchase	157,674	157,690
Other short-term borrowings	—	14,012
Accrued interest and other liabilities	23,460	38,930
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,207,568	2,193,150

Commitments and contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 issued and outstanding ($64,450 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 37,044,328 and 36,876,658 issued and outstanding, respectively	366	366
Additional paid-in capital	226,091	225,454
Accumulated deficit	(28,502)	(30,414)
Accumulated other comprehensive income, net of income tax of $4,722 and $3,882, respectively	7,702	6,331
TOTAL SHAREHOLDERS’ EQUITY	205,658	201,738
Noncontrolling interest	—	200
TOTAL EQUITY	205,658	201,938
TOTAL LIABILITIES AND EQUITY	$2,413,226	$2,395,088

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Three months ended March 31, 2011 and 2010

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
INTEREST INCOME:
Interest and fees on loans	$22,181	$24,000
Interest and dividends on investment securities:
Taxable securities	5,909	5,748
Nontaxable securities	5	21
Dividends on securities	59	131
Federal funds sold and other	37	19
Total interest income	28,191	29,919
INTEREST EXPENSE:
Interest on deposits	2,252	3,710
Interest on short-term borrowings and securities sold under agreements to repurchase	212	307
Interest on subordinated debentures	1,483	1,149
Total interest expense	3,947	5,166
NET INTEREST INCOME BEFORE PROVISION	24,244	24,753
Provision for loan losses	1,640	13,820
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,604	10,933
NONINTEREST INCOME:
Service charges	1,239	1,258
Investment advisory and trust income	1,426	1,369
Insurance income	3,393	3,173
Investment banking income	744	301
Other income	1,230	784
Total noninterest income	8,032	6,885
NONINTEREST EXPENSE:
Salaries and employee benefits	15,147	15,366
Occupancy expenses, premises and equipment	3,354	3,434
Amortization of intangibles	160	161
FDIC and other assessments	1,340	1,240
Other real estate owned and loan workout costs	1,193	1,283
Net other than temporary impairment losses on securities recognized in earnings	234	199
Loss on securities, other assets and other real estate owned	1,128	1,224
Other	2,895	3,366
Total noninterest expense	25,451	26,273
INCOME (LOSS) BEFORE INCOME TAXES	5,185	(8,455)
Provision (benefit) for income taxes	1,959	(3,436)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	3,226	(5,019)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	322
NET INCOME (LOSS)	$3,226	$(4,697)

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	1,371	(731)
COMPREHENSIVE INCOME (LOSS)	$4,597	$(5,428)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.15)
Diluted	$0.06	$(0.15)

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

	For the three months ended March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,226	$(5,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	587	298
Depreciation and amortization	942	1,014
Amortization of net loan fees	64	(46)
Provision for loan and credit losses	1,640	13,820
Stock-based compensation	424	419
Federal Home Loan Bank stock dividend	(3)	(70)
Deferred income taxes	145	19
Increase in cash surrender value of bank-owned life insurance	(299)	(309)
Excess tax benefit from stock-based compensation	—	(5)
Supplemental executive retirement plan	33	156
Loss on securities, other assets and other real estate owned	1,362	1,423
Other operating activities, net	(6)	(274)
Changes in operating assets and liabilities:
Restricted cash	—	(5,001)
Accrued interest and other liabilities	(2,223)	(519)
Accrued interest receivable	(492)	(315)
Other assets	3,043	(756)
Net cash provided by operating activities	8,443	4,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(1,011)	—
Proceeds from other investments	231	191
Purchases of investment securities available for sale	(38,288)	(60,760)
Proceeds from sale of investment securities available for sale	—	501
Maturities of investment securities available for sale	56,774	43,674
Maturities of investment securities held to maturity	7	16
Restricted cash	7,354	—
Net proceeds from sale of loans, OREO and repossessed assets	5,050	6,146
Loan originations and repayments, net	(2,544)	26,345
Purchase of premises and equipment	(645)	(686)
Other investing activities, net	10	—
Net cash provided by investing activities	26,938	15,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, Eurodollar and savings accounts	94,983	(3,264)
Net decrease in certificates of deposits	(51,067)	(25,049)
Net increase (decrease) in short-term borrowings	(14,012)	2,193
Net increase (decrease) in securities sold under agreements to repurchase	(16)	3,150
Proceeds from issuance of common stock, net	124	197
Dividends paid on common stock	(368)	(367)
Dividends paid on preferred stock	(806)	(806)
Excess tax benefit from stock-based compensation	—	5
Other financing activities, net	(5)	—
Net cash provided by (used in) financing activities	28,833	(23,941)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,214	(3,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,166	47,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,380	$43,958

Cash paid (received) during the period for:
Interest	$4,211	$5,412
Income taxes	—	(442)

Noncash activities:
Loans transferred to held for sale	3,000	—
Loans transferred to OREO and repossessed assets	1,567	9,164
Financed sales of loans held for sale	—	1,152

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; Financial Designs Ltd. (FDL); and CoBiz IM, Inc. (CoBiz IM), formerly CoBiz ACMG Inc., all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and seven in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM provides investment management services to institutions and individuals through its subsidiary, CoBiz Investment. FDL provides wealth transfer and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, employee benefits consulting, and risk management consulting services to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB).

All intercompany accounts and transactions have been eliminated. These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

2.                                      Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-1).  The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-2). ASU 2011-2 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011.  The Company has evaluated the effect of ASU 2011-2 and believes adoption will not have a material effect on the consolidated financial statements.

3.                                            Earnings (Loss) per Common Share and Dividends Declared per Common Share

Earnings (loss) per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities as the award holders receive non-forfeitable dividends on unvested awards.  The impact of these shares is included in the common shareholder basic earnings per share for the three months ended March 31, 2011. The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended March 31,
(in thousands, except share amounts)	2011	2010
Net income (loss) attributable to CoBiz Financial Inc.	$3,226	$(4,697)
Preferred stock dividends	(946)	(938)
Net income (loss) available to common shareholders	$2,280	$(5,635)

Distributed earnings (1)	$366	$—
Undistributed earnings (loss)	1,896	(5,635)
Earnings (loss) allocated to common stock	$2,262	$(5,635)

Weighted average common shares - issued	36,928,031	36,728,064
Average nonvested restricted share awards	(309,408)	(251,698)
Weighted average common shares outstanding - basic	36,618,623	36,476,366
Effect of dilutive stock options outstanding	171,021	—
Weighted average common shares outstanding - diluted	36,789,644	36,476,366

Weighted average antidilutive common shares outstanding (2)	3,265,380	3,629,670

Basic earnings per share	$0.06	$(0.15)
Diluted earnings per share	$0.06	$(0.15)
Dividends declared per share	$0.01	$0.01

(1) Dividends paid during the three months ended March 31, 2010 were not considered current period distributions.

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

	Three months ended March 31,
(in thousands)	2011	2010

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations of $234 and $206	$1,113	$362

Change in OTTI-related component of unrealized gain	303	88

Unrealized gain (loss) on derivative securities, net of reclassification to operations of $(354) and $292	795	(1,629)

Tax benefit (provision) related to items of other comprehensive income	(840)	448
Other comprehensive income (loss), net of tax	$1,371	$(731)

5.                                            Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities (MBS)	$388,704	$10,645	$955	$398,394	$395,842	$10,740	$1,037	$405,545
U.S. government agencies	55,204	283	33	55,454	80,214	449	44	80,619
Trust preferred securities	92,814	3,357	326	95,845	86,543	2,556	791	88,308
Corporate debt securities	53,594	1,468	52	55,010	58,204	1,425	34	59,595
Private label MBS	3,942	—	1,552	2,390	4,288	—	1,856	2,432
Municipal securities	326	2	—	328	932	13	—	945

	$594,584	$15,755	$2,918	$607,421	$626,023	$15,183	$3,762	$637,444

Held to maturity securities:
Mortgage-backed securities	$255	$7	$—	$262	$262	$8	$—	$270

The amortized cost and estimated fair value of investments in debt securities at March 31, 2011, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$13,478	$13,694	$—	$—
Due after one year through five years	92,987	94,127	—	—
Due after five years through ten years	2,660	2,972	—	—
Due after ten years	92,813	95,844	—	—
Mortgage-backed securities	392,646	400,784	255	262
	$594,584	$607,421	$255	$262

Market changes in interest rates and overall market illiquidity can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  At March 31, 2011, 97% of the total unrealized loss of $2.9 million is comprised of mortgage-backed and trust preferred securities.  The Company has recognized other-than-temporary impairments (OTTI) of $2.0 million on these securities, including $0.2 million recognized during the three months ended March 31, 2011.  The trust preferred securities (TPS) are all single-entity issues that continue to pay their regularly scheduled dividend payments.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

The Company has determined there was no unrecognized OTTI associated with the 34 securities noted within the table below at March 31, 2011.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$119,375	$955	$—	$—	$119,375	$955
U.S. government agencies	4,961	33	—	—	4,961	33
Trust preferred securities	16,066	209	2,706	117	18,772	326
Corporate debt securities	6,975	52	—	—	6,975	52
Private label MBS	—	—	2,390	1,552	2,390	1,552

Total	$147,377	$1,249	$5,096	$1,669	$152,473	$2,918

The following tables present a roll-forward of the credit loss component of OTTI on securities recognized in earnings during the three months ended March 31, 2011, and 2010.  The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security. The credit component of OTTI recognized in earnings is presented as an addition in two parts based upon whether the current period is the first time the debt security was credit impaired or if it is additional credit impairment. The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security or when the security matures.

For the three months ended
(in thousands)	March 31, 2011
Balance at December 31, 2010	$1,782

Additions (1):
Additional credit impairment	234

Balance at March 31, 2011	$2,016

(1) Excludes OTTI on investments we intend to sell.

For the three months ended
(in thousands)	March 31, 2010
Balance at December 31, 2009	$1,331

Additions (1):
Additional credit impairment	199

Balance at March 31, 2010	$1,530

(1) Excludes OTTI on investments we intend to sell.

During the first quarter of 2011, the Company recognized a credit-related OTTI in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the three months ending March 31, 2011.

Inputs at March 31, 2011	Security #1	Security #2
Prepayment speed (CPR) (1)	13.6%	8.9%
Default rate (CDR) (2)	8.9%	7.5%
Severity (3)	51.6%	45.9%

Credit impairment (in thousands)	$70	$164

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Other investments at March 31, 2011 and December 31, 2010, consist of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Bank stocks — at cost	$5,801	$4,790
Investment in statutory trusts — equity method	2,172	2,172
	$7,973	$6,962

Bank stocks — at cost consists primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The Company’s investment is primarily related to maintaining a borrowing base with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at March 31, 2011, did not consider the investment to be other than temporarily impaired.

6.                                      Loans

Loans held for investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Loans Held For Sale — Loans held for sale include loans the Company has demonstrated the ability and intent to sell.  Loans held for sale are primarily nonperforming loans.  Loans held for sale are carried at the lower of cost or fair value and are evaluated on a loan-by-loan basis.

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

Impaired loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with ASC Topic 310-10-35, Receivables — Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).  Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors. Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured.

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit.

While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the condensed consolidated balance sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities”. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded.

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. Loan portfolio segments at March 31, 2011 and December 31, 2010 include:

(in thousands)	March 31, 2011	December 31, 2010

Commercial	$562,369	$564,882
Real estate - mortgage	777,304	784,009
Land acquisition & development	76,281	83,909
Real estate - construction	85,577	87,116
Consumer	99,525	94,661
Other	35,130	29,388
Loans held for investment	1,636,186	1,643,965

Allowance for loan losses	(61,995)	(65,892)
Unearned net loan fees	(22)	(238)
Net loans held for investment	$1,574,169	$1,577,835

During the three months ended March 31, 2011, the Company transferred two loans totaling $3.0 million from held for investment to held for sale.  These loans were sold during the first quarter and no gain or loss resulted from this transaction.   During the three months ended March 31, 2011, the Company purchased leases of $10.0 million included in the ‘Other’ loan category, none of which were of deteriorated credit quality.  The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a zero balance at March 31, 2011, was collateralized by loans of $590.2 million with a lending value of $308.1 million.

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in the lending function. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.   The Company also has a systematic process to evaluate individual loans and pools of loans within our loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or lower are categorized as non-classified credits while loans graded 6 and higher are categorized as classified credits.  Loan grade changes are evaluated on a monthly basis.  Loans above a certain dollar amount that are adversely graded are reported to the Problem Loan Committee of the Bank and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2011 and December 31, 2010 is summarized below:

	At March 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,703	$12,594	$93,297
Finance and Insurance	72,389	1,729	74,118
Health Care	59,959	370	60,329
Real Estate Services	61,174	16,194	77,368
Construction	41,537	8,917	50,454
Retail Trade	20,558	4,298	24,856
Wholesale Trade	55,614	4,355	59,969
Other	114,239	7,739	121,978
	506,173	56,196	562,369
Real estate - mortgage
Residential & Commercial Owner-Occupied	381,581	38,240	419,821
Residential & Commercial Investor	319,758	37,106	356,864
Other	619	—	619
	701,958	75,346	777,304
Land Acquisition and development
Commercial	16,249	9,585	25,834
Residential	29,124	10,195	39,319
Other	8,603	2,525	11,128
	53,976	22,305	76,281
Real estate - construction
Residential & Commercial Owner-Occupied	22,258	—	22,258
Residential & Commercial Investor	44,554	18,765	63,319
	66,812	18,765	85,577

Consumer	95,273	4,252	99,525
Other	35,130	—	35,130
Unearned net loan fees	—	—	(22)

Total Loans	$1,459,322	$176,864	$1,636,164

	At December 31, 2010
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,036	$14,695	$86,731
Finance and Insurance	75,258	2,061	77,319
Health Care	70,110	396	70,506
Real Estate Services	63,272	15,948	79,220
Construction	41,125	10,224	51,349
Retail Trade	22,516	4,367	26,883
Wholesale Trade	51,219	2,268	53,487
Other	111,387	8,000	119,387
	506,923	57,959	564,882
Real estate - mortgage
Residential & Commercial Owner-Occupied	403,644	28,261	431,905
Residential & Commercial Investor	313,157	38,947	352,104
	716,801	67,208	784,009
Land Acquisition & development
Commercial	17,540	10,050	27,590
Residential	33,168	10,613	43,781
Other	8,599	3,939	12,538
	59,307	24,602	83,909
Real estate - construction
Residential & Commercial Owner-Occupied	22,411	—	22,411
Residential & Commercial Investor	43,939	20,766	64,705
	66,350	20,766	87,116

Consumer	90,239	4,422	94,661
Other	29,388	—	29,388
Unearned net loan fees	—	—	(238)

Total Loans	$1,469,008	$174,957	$1,643,727

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

Transactions in the allowance for loan losses by segment for the first quarter of 2011 are summarized below:

(in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Balance at January 1, 2011	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Charge-offs	(447)	(1,207)	(1,173)	(3,285)	(182)	—	—	(6,294)
Recoveries	137	248	309	—	63	—	—	757
Provision	(211)	2,947	(688)	33	216	134	(791)	1,640
Balance at March 31, 2011	$16,648	$19,665	$13,386	$3,044	$3,470	$488	$5,294	$61,995

The following table summarizes the allowance for loan losses on the basis of the Company’s impairment method:

At March 31, 2011 (in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$16,648	$19,665	$13,386	$3,044	$3,470	$488	$5,294	$61,995
Individually evaluated for impairment	3,536	4,540	527	567	1,350	—	—	10,520
Collectively evaluated for impairment	13,112	15,125	12,859	2,477	2,120	488	5,294	51,475

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—	—	61

Loans held for investment	$562,220	$776,801	$76,120	$85,359	$99,457	$36,207	$—	$1,636,164
Individually evaluated for impairment	7,990	28,344	7,819	8,829	2,539	—	—	55,521
Collectively evaluated for impairment	554,230	748,457	68,301	76,530	96,918	36,207	—	1,580,643

At December 31, 2010 (in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Individually evaluated for impairment	3,615	2,402	694	3,755	1,414	—	—	11,880
Collectively evaluated for impairment	13,554	15,275	14,244	2,541	1,959	354	6,085	54,012

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—	—	61

Loans held for investment	$565,145	$783,675	$83,871	$86,862	$94,607	$29,567	$—	$1,643,727
Individually evaluated for impairment	8,722	24,934	9,690	12,614	3,060	—	—	59,020
Collectively evaluated for impairment	556,423	758,741	74,181	74,248	91,547	29,567	—	1,584,707

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

Information on impaired loans at March 31, 2011 and December 31, 2010 is reported in the following table:

	At and for the three months ended March 31, 2011
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance
Commercial
Manufacturing	$247	$275	$24	$223	$307	$4
Finance and insurance	603	603	603	—	605	664
Real estate services	2,321	2,321	1,572	749	2,329	1,160
Construction	1,917	1,970	664	1,253	1,851	176
Retail trade	1,570	2,940	1,570	—	1,578	1,040
Wholesale trade	198	424	—	198	203	—
Other	1,134	1,532	716	418	1,569	552
	7,990	10,065	5,149	2,841	8,442	3,596
Real estate - mortgage
Residential & Commercial Owner-Occupied	10,551	12,230	7,418	3,133	7,980	2,344
Residential & Commercial Investor	1,503	2,086	746	757	1,937	746
	12,054	14,316	8,164	3,890	9,917	3,090
Land acquisition and development
Commercial	2,411	3,631	—	2,411	2,417	—
Residential	5,408	15,475	1,245	4,163	5,431	527
Other	—	—	—	—	1,051	—
	7,819	19,106	1,245	6,574	8,899	527
Real estate - construction
Residential & Commercial Investor	8,829	13,400	1,612	7,217	11,232	567
Consumer	2,539	2,599	2,360	179	2,743	1,350
Total	$39,231	$59,486	$18,530	$20,701	$41,233	$9,130

	At and for the year ended December 31, 2010
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$341	$570	$109	$232	$639	$41	—
Finance and insurance	608	608	108	500	130	108	—
Health care	—	—	—	—	150	—	18
Real estate services	2,457	2,482	1,702	755	2,324	1,213	—
Construction	1,673	1,727	228	1,445	1,588	154	—
Retail trade	1,669	3,219	1,597	72	2,581	1,067	—
Wholesale trade	221	457	11	210	1,742	6	—
Other	1,753	2,680	1,322	431	2,617	1,026	—
	8,722	11,743	5,077	3,645	11,771	3,615	18
Real estate - mortgage
Residential & Commercial Owner-Occupied	6,865	9,374	2,622	4,243	11,979	733	—
Residential & Commercial Investor	18,069	19,138	14,024	4,045	10,459	1,669	504
Other	—	—	—	—	787	—	2
	24,934	28,512	16,646	8,288	23,225	2,402	506
Land acquisition and development
Commercial	2,430	3,651	—	2,430	6,913	—	—
Residential	5,684	16,291	1,468	4,216	6,669	694	8
Other	1,576	4,461	—	1,576	3,997	—	—
	9,690	24,403	1,468	8,222	17,579	694	8
Real estate - construction
Residential & Commercial Investor	12,614	13,931	11,015	1,599	11,193	3,755	7
Consumer	3,060	3,120	2,423	637	1,284	1,414	—
Total	$59,020	$81,709	$36,629	$22,391	$65,052	$11,880	$539

For the three months ending March 31, 2011, interest income recognized on impaired loans was immaterial.  At March 31, 2011 and December 31, 2010, there were no outstanding commitments on restructured loans.

Additional information on impaired loans is reported in the following table:

	At March 31,	At December 31,
(in thousands)	2011	2010
Nonaccrual loans	$38,003	$41,271
Troubled debt restructurings	1,228	1,261
Impaired loans	39,231	42,532
Loans 90 days or more delinquent and still accruing	1,238	202
Performing troubled debt restructurings	$—	$16,488

Nonaccrual loans are those loans for which the accrual of interest has been discontinued.  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due.  When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings.  Loans that have been modified in a formal restructuring are typically returned to accrual status when there has been a sustained period of performance (generally six months) under the modified terms, the borrower has shown the ability and willingness to repay and the Company expects to collect all amounts due under the modified terms.

The Company’s nonaccrual loans by class at March 31, 2011 and December 31, 2010 are reported in the following table:

	March 31,	December 31,
(in thousands)	2011	2010
Commercial
Manufacturing	$247	$341
Finance and insurance	603	608
Real estate services	2,321	2,457
Construction	1,917	1,673
Retail trade	1,570	1,669
Wholesale trade	198	221
Other	1,134	1,753
Total commercial	7,990	8,722
Real estate - mortgage
Residential & Commercial Owner-Occupied	10,551	6,865
Residential & Commercial Investor	1,503	1,581
Total real estate - mortgage	12,054	8,446
Land acquisition and development
Commercial	2,411	2,430
Residential	5,408	5,684
Other	—	1,576
Total acquisition and development	7,819	9,690
Real estate - construction
Residential & commercial investor	8,829	12,614
Consumer	2,539	3,060
Total nonaccrual loans	$39,231	$42,532

The following table summarizes the aging of the Company’s loan portfolio at March 31, 2011:

	At March 31, 2011
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$4,000	$—	$—	$4,000	$89,297	$93,297	$—
Finance and insurance	747	103	1,166	2,016	72,102	74,118	666
Health care	—	314	—	314	60,015	60,329	—
Real estate services	150	217	500	867	76,501	77,368	—
Construction	77	781	1,432	2,290	48,164	50,454	50
Retail trade	284	423	961	1,668	23,188	24,856	—
Wholesale trade	12	—	214	226	59,743	59,969	16
Other	237	23	542	802	121,176	121,978	—
	5,507	1,861	4,815	12,183	550,186	562,369	732
Real estate - mortgage
Residential & Commercial Owner-Occupied	5,270	4,341	6,335	15,946	403,875	419,821	—
Residential & Commercial Investor	2,408	730	1,315	4,453	352,411	356,864	—
	—	—	—	—	619	619	—
	7,678	5,071	7,650	20,399	756,905	777,304	—
Land acquisition and development
Commercial	—	1,842	1,353	3,195	22,639	25,834	—
Residential	180	505	3,942	4,627	34,692	39,319	—
Other	—	—	—	—	11,128	11,128	—
	180	2,347	5,295	7,822	68,459	76,281	—
Real estate - construction
Residential & Commercial Owner-Occupied	—	—	—	—	22,258	22,258	—
Residential & Commercial Investor	1,774	—	8,830	10,604	52,715	63,319	—
	1,774	—	8,830	10,604	74,973	85,577	—

Consumer	422	252	2,701	3,375	96,150	99,525	506
Other	598	78	—	676	34,454	35,130	—
Unearned net loan fees						(22)	—

Total	$16,159	$9,609	$29,291	$55,059	$1,581,127	$1,636,164	$1,238

7.             Intangible Assets

The Company’s intangible assets and related accumulated amortization at the dates indicated consist of the following:

Customer
contracts, lists
(in thousands)	and relationships
December 31, 2010	$4,119
Disposal	(82)
Amortization	(160)
March 31, 2011	$3,877

During the three months ended March 31, 2011, the Company sold a book of business related to an insurance product line that was no longer being pursued.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.5 million to be recognized for the remaining nine months of fiscal 2011) is estimated in the following table.

(in thousands)
2012	$638
2013	426
2014	316
2015	300
2016	300

8.               Derivatives

ASC Topic 815 — Derivative and Hedging, (ASC 815) contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company uses derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and variable-rate borrowings.

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2011	2010	classification	2011	2010

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$508	$504	Accrued interest and other liabilities	$921	$1,712

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$4,278	$4,840	Accrued interest and other liabilities	$4,534	$5,106

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

Hedged item	Notional	Fixed rate	Termination date
(in thousands)
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

In addition to the cash flow hedges in the table above, the Company had two interest rate swaps with an aggregate notional amount of $30.0 million designated as cash flow hedges of interest rate risk at March 31, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $0.3 million will be reclassified as an increase to interest income and $2.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2011, the Company had 77 interest rate swaps with an aggregate notional amount of $175.7 million related to this program. During the three months ended March 31, 2011, the Company recognized nominal net gains related to changes in fair value of these swaps. During the three months ended March 31, 2010, the Company recognized a net loss of $0.1 million related to changes in fair value of these swaps. The gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three months ended March 31, 2011.

	Gain (loss) recognized in OCI
	(Effective portion)
	for the three months ended March 31,
(in thousands)	2011	2010
Cash flow hedges:
Interest rate swap	$795	$(1,629)

	Gain (loss) reclassified from accumulated OCI into earnings
	(Effective portion)
	for the three months ended March 31,
(in thousands)	2011	2010
Cash flow hedges:
Interest rate swap	$(354)	$292

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

At March 31, 2011, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $4.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.5 million against its obligations under these agreements.  At March 31, 2011, the Company was not in default with any of its debt covenants.

9.               Long-Term Debt

A summary of the outstanding subordinated debentures at March 31, 2011, is as follows:

(in thousands)	At March 31, 2011	Original Interest Rate	Effective Interest Rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	Fixed 6.04%	September 17, 2033	June 17, 2011
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	Fixed 5.99%	July 23, 2034	April 23, 2011
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	Fixed 5.02%	September 30, 2035	June 30, 2011
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 8 to the Condensed Consolidated Financial Statements.

10.          Share-Based Compensation Plans

During the three months ended March 31, 2011 and 2010, the Company recognized compensation expense (net of estimated forfeitures) of $0.4 million for share-based compensation awards for which the requisite service was rendered in the period. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the three months ended March 31, 2011.

		Weighted average
		exercise
	Shares	price

Outstanding – December 31, 2010	2,659,750	$12.70
Granted	—	—
Exercised	—	—
Forfeited	142,488	11.55

Outstanding – March 31, 2011	2,517,262	$12.77

Exercisable – March 31, 2011	1,774,128	$14.98

The following table summarizes changes in stock awards for the three months ended March 31, 2011.

		Weighted average
		grant date
	Shares	fair value
Unvested – December 31, 2010	261,390	$6.77
Granted	147,867	6.52
Vested	3,733	10.24
Forfeited	—	—

Unvested – March 31, 2011	405,524	$6.65

At March 31, 2011, there was $3.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.1 years.

11.          Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.  The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported has been renamed Wealth Management and a business line has been moved from Insurance into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.

Results of operations and selected financial information by operating segment are as follows:

		Investment			Corporate
For the three months ended March 31, 2011	Commercial	Banking	Wealth		Support and
(in thousands)	Banking	Services	Management	Insurance	Other	Consolidated

Income statement
Total interest income	$27,945	$3	$1	$—	$242	$28,191
Total interest expense	2,508	—	14	2	1,423	3,947
Provision for loan losses	1,327	—	—	—	313	1,640
Noninterest income	2,459	744	2,280	2,539	10	8,032
Noninterest expense	8,098	893	2,388	2,361	11,711	25,451
Management fees and allocations	6,145	35	151	86	(6,417)	—
Provision (benefit) for income taxes	6,952	(58)	(54)	71	(4,952)	1,959
Net income (loss)	5,374	(123)	(218)	19	(1,826)	3,226

		Investment			Corporate
For the three months ended March 31, 2010	Commercial	Banking	Wealth		Support and
(in thousands)	Banking	Services	Management	Insurance	Other	Consolidated

Income statement
Total interest income	$29,556	$1	$—	$—	$362	$29,919
Total interest expense	4,085	—	9	3	1,069	5,166
Provision for loan losses	11,361	—	—	—	2,459	13,820
Noninterest income	2,396	301	2,198	2,344	(354)	6,885
Noninterest expense	8,779	976	2,279	2,374	11,865	26,273
Management fees and allocations	6,076	41	170	86	(6,373)	—
Provision (benefit) for income taxes	2,503	(271)	(99)	58	(5,627)	(3,436)
Net loss before noncontrolling interest	(852)	(444)	(161)	(177)	(3,385)	(5,019)
Net loss attributable to noncontrolling interest	—	—	—	—	322	322
Net loss	(852)	(444)	(161)	(177)	(3,063)	(4,697)

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

•      Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•      Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

•      Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Available for sale securities — At March 31, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2011, the Company recognized credit-related OTTI of $0.2 million.  Credit-related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made by an independent third party using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  At March 31, 2011, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at March 31, 2011.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities (MBS)	$398,394	$—	$398,394	$—
Private-label MBS	2,390	—	—	2,390
U.S. government agencies	55,454	—	55,454	—
Trust preferred securities	95,845	85,975	9,870	—
Corporate debt securities	55,010	—	55,010	—
Municipal securities	328	—	328	—
Total available for sale securities	$607,421	$85,975	$519,056	$2,390

Derivatives:
Cash flow hedge - interest rate swap	$508	$—	$508	$—
Reverse interest rate swap	4,278	—	4,278	—
Total derivative assets	$4,786	$—	$4,786	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$921	$—	$921	$—
Reverse interest rate swap	4,534	—	4,534	—
Total derivative liabilities	$5,455	$—	$5,455	$—

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities (MBS)	$407,977	$—	$405,545	$—
Private-label MBS	2,432	—	—	2,432
U.S. government agencies	80,619	—	80,619	—
Trust preferred securities	88,308	79,093	9,215	—
Corporate debt securities	59,595	—	59,595	—
Municipal securities	945	—	945	—
Total available for sale securities	$637,444	$79,093	$555,919	$2,432

Derivatives:
Cash flow hedge - interest rate swap	$504	$—	$504	$—
Reverse interest rate swap	4,840	—	4,840	—
Total derivative assets	$5,344	$—	$5,344	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$1,712	$—	$1,712	$—
Reverse interest rate swap	5,106	—	5,106	—
Total derivative liabilities	$6,818	$—	$6,818	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

(in thousands)	For the three months ended March 31, 2011	For the year ended December 31, 2010
Beginning balance	$2,432	2,373
Transfers in	—	—
Realized loss on OTTI	(234)	(451)
Paydowns	(170)	(714)
Net accretion (amortization)	59	158
Unrealized gain included in comprehensive income	303	1,066
Ending balance	$2,390	2,432

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following tables present the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans (net of allowance):	$45,001	$—	$—	$45,001

During the three months ended March 31, 2011, the Company recorded a provision for loan losses of $4.9 million and charged-off $6.3 million of impaired loans.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans (net of allowance):	$47,616	$—	$—	$47,616

During the year ended December 31, 2010, the Company recorded a provision for loan losses of $42.1 million and charge-offs on impaired loans of $44.1 million.

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

Other real estate owned (OREO) — OREO represents real property acquired by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect anticipated declines in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the three months ended
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
OREO	$24,822	$—	$—	$24,822	$(1,101)

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gain (loss) for the year ended
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
OREO	$26,416	$—	$—	$26,416	$(7,392)
Tradename	—	—	—	—	(149)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

	At	At
(in thousands)	March 31, 2011	December 31, 2010
OREO recorded at fair value	$24,822	$26,416
Estimated selling costs	(1,241)	(1,321)
OREO	$23,581	$25,095

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the three months ended March 31, 2011:

(in thousands)		OREO
At December 31, 2010		$25,095
Foreclosed loans	2,833
Charge-offs	(1,266)
Transferred in		1,567
OREO sales		(1,980)
Net loss on sale and valuation adjustments		(1,101)
At March 31, 2011		23,581
Estimated selling costs		1,241
OREO recorded at fair value		$24,822

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2011 and December 31, 2010.

	At March 31, 2011		At December 31, 2010
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$88,380	$88,380	$24,166	$24,166
Restricted cash	8,518	8,518	15,872	15,872
Investment securities available for sale	594,584	607,421	637,444	637,444
Investment securities held to maturity	255	262	262	270
Other investments	7,973	7,973	6,962	6,962
Loans — net	1,574,169	1,576,845	1,577,835	1,562,844
Accrued interest receivable	8,573	8,573	8,081	8,081
Interest rate swaps	4,786	4,786	5,344	5,344
Bank-owned life insurance	36,342	36,342	36,043	36,043

Financial liabilities:
Deposits	$1,933,284	$1,934,556	$1,889,368	$1,891,107
Other short-term borrowings	—	—	14,012	14,012
Securities sold under agreements to repurchase	157,674	159,327	157,690	154,776
Accrued interest payable	666	666	930	930
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	18,521	20,984	18,610
Interest rate swaps	5,455	5,455	6,818	6,818

The estimation methodologies utilized by the Company are summarized as follows:

Cash, cash equivalents and restricted cash — The carrying amount of cash, cash equivalents and restricted cash, is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.                                    Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2011:

At March 31, 2011
(in thousands)	Company	Bank

Shareholders’ equity (GAAP capital)	$205,658	$212,266
Disallowed intangible assets	(3,620)	—
Unrealized gain on available for sale securities	(7,959)	(7,959)
Unrealized (gain) loss on cash flow hedges	257	(199)
Subordinated debentures	65,985	—
Disallowed deferred tax asset	(8,860)	(2,224)
Other deductions	(128)	—
Tier I regulatory capital	$251,333	$201,884

Subordinated notes payable and debentures	$24,999	$—
Allowance for loan losses	24,692	24,344
Total risk-based regulatory capital	$301,024	$226,228

At March 31, 2011	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$251,333	$301,024	$251,333	$201,884	$226,228	$201,884
Well-capitalized requirement	116,280	193,800	119,953	114,608	191,014	117,836
Regulatory capital - excess	$135,053	$107,224	$131,381	$87,276	$35,214	$84,048
Capital ratios	13.0%	15.5%	10.5%	10.6%	11.8%	8.6%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement(1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 to consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. For a discussion of the segments included in our principal activities, see Note 11 to the condensed consolidated financial statements.

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

Industry Overview

Information reviewed by the Federal Open Market Committee (FOMC) in March 2011 indicated that the economic recovery is continuing to strengthen and the labor market is improving.  Consumer spending and business investment has expanded, but the housing market continues to be depressed.  Data through January 2011 for the S&P/Case-Shiller Home Price Indices showed further deceleration in annual growth rates from December 2010. This marked the sixth monthly decline in the indices.  While certain commodity prices have increased, the overall risk of long-term inflation has remained stable. Thus, the FOMC has maintained the target range for the federal funds rate at 0-25 basis points, with the expectation that economic conditions will warrant maintaining this range for an extended period.  The FOMC also reaffirmed its intention to continue its quantitative easing policy and will purchase $600 billion of longer-term Treasury securities by the end of the second quarter of 2011 to increase the money supply.

The unemployment rate decreased from 9.4% in December 2010 to 8.8% at March 2011.  This marks the fourth consecutive month that the unemployment rate has fallen and is the lowest rate since March 2009.  Bank failures have also continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC, causing estimated losses of $35.6 billion to the Depository Insurance Fund.  In 2010, another 157 banks went into receivership, causing an additional $24.2 billion in losses.  The number of failures in 2010 was an 18-year high.  In 2011, the FDIC has taken possession of 28 banks, including two banks in Colorado and one bank in Arizona.  The FDIC’s “problem list” stood at 884 at December 31, 2010, up from 702 at the end of 2009 and 252 at the end of 2008.

In the fourth quarter of 2010, FDIC-insured commercial banks reported a combined net income of $21.7 billion, the highest level in two years.  Full-year net income for 2010 of $87.5 billion was also the highest since 2007.  Driving the increase in earnings were reductions in loan loss provisions and goodwill impairments.  More than two out of three FDIC-insured institutions reported improved year-over-year earnings.  The percentage of unprofitable institutions fell to 21% in 2010, from 30.6 percent in 2009.  This is the first time in six years that the percentage of institutions reporting a loss has declined.  However, operating revenue growth continues to be a challenge for the industry, growing only 1.7% over 2009 and declining 1.3% in the fourth quarter of 2010 from the third quarter of 2010.  The sluggish revenue growth has been primarily attributed to declining loan balances and a fall in deposit service charges.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first three months of 2011:

•            Net income for the three months ended March 31, 2011 was $3.2 million, compared to a net loss of $4.7 million for the same period in 2010.

•            Diluted earnings per share for the three months ended March 31, 2011 was $0.06, compared to a diluted loss per share of $0.15 for the same period in 2010.

•            Earnings for the three months ended March 31, 2011 were negatively impacted by valuation losses of $1.4 million. The majority of the losses were on OREO properties. Valuation adjustments and losses for the first quarter of 2010 were also $1.4 million.

•            Net interest income on a tax-equivalent basis was $24.4 million for the three months ended March 31, 2011, compared to $24.9 million for the same period in 2010.

•            The net interest margin on a tax-equivalent basis was 4.41% for the three months ended March 31, 2011, compared to 4.52% for the same period in 2010.

•            Gross loans decreased $7.6 million from December 31, 2010.

•            Provision for loan and credit losses for the three months ended March 31, 2011 was $1.6 million, compared to $13.8 million for the first quarter of 2010.  The provision for loan losses has decreased for seven consecutive quarters since it peaked in the second quarter 2009 at $35.2 million.

•            Net loan charge-offs totaled $5.5 million for the three months ended March 31, 2011, or 1.4% annualized of average loans during the period, compared to 3.9% annualized for the same period in 2010.

•            Nonperforming assets decreased to $64.0 million or 2.7% of total assets at March 31, 2011, compared to $67.8 million or 2.8% of total assets at December 31, 2010.

•            The allowance for loan and credit losses decreased to 3.8% of total loans at March 31, 2011, from 4.0% at December 31, 2010.

•            The Company’s total risk-based capital ratio was 15.5% at both March 31, 2011 and December 31, 2010.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. In addition to the discussion on fair value measurements and deferred taxes below, a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At March 31, 2011, 25.4% or $612.2 million of total assets represented assets recorded at fair value on a recurring basis.  At March 31, 2011, 0.3% or $5.5 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis represented $45.0 million or 1.9% of total assets.

At March 31, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities are determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.4 million at March 31, 2011.  Investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets at the report date.  The Company recognized losses of $0.2 million on the private-label MBS for the three months ended March 31, 2011.  Unrealized losses on the private-label MBS of $1.6 million were recorded in accumulated other comprehensive income at March 31, 2011.

The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at March 31, 2011 and December 31, 2010, the Company has concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At March 31, 2011, the Company has recorded a net deferred tax asset of $15.4 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.

We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  At March 31, 2011, the Company has a valuation allowance of $15.6 million that was established in 2010.  The Company did not increase or decrease the valuation allowance during the first quarter of 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such additional valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Financial Condition

Total assets of $2.4 billion at March 31, 2011 were comparable to total assets at December 31, 2010.  The following paragraphs discuss changes in the relative mix of certain assets classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments decreased slightly to 25.5% of total assets at March 31, 2011, from 26.9% at December 31, 2010.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not hold any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of four issuers in the Fortune 100.  The entire corporate debt securities portfolio is investment grade with a rating of BBB+ or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

Purchases of $38.3 million during the quarter were primarily comprised of MBS and trust preferred securities.  Maturities and paydowns of $56.8 million were attributed to the MBS and agencies portfolio.  The net unrealized gain on available-for-sale securities increased $1.4 million to $12.8 million at March 31, 2011 from $11.4 million at December 31, 2010.  OTTI of $0.2 million on two private-label MBS was recognized during the first quarter of 2011. At March 31, 2011, an additional unrealized loss of $1.6 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

					% of
	March 31, 2011		% of	unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Book value	Fair value	portfolio	gain (loss)	gain (loss)
(in thousands)
Mortgage-backed securities	$388,704	$398,394	65.5%	$9,690	75.5%
U.S. government agencies	55,204	55,454	9.1%	250	2.0%
Trust preferred securities	92,814	95,845	15.8%	3,031	23.6%
Corporate debt securities	53,594	55,010	9.1%	1,416	11.0%
Municipal securities	326	328	0.1%	2	0.0%
Private label MBS	3,942	2,390	0.4%	(1,552)	(12.1)%
Total available for sale securities	$594,584	$607,421	100.0%	$12,837	100.0%

The Company also has Other Investments carried at cost with a value of $8.0 million at March 31, 2011, an increase of $1.0 million from $7.0 million at December 31, 2010.  During the three months ended March 31, 2011, the Company bought $1.0 million of FHLB stock.  The Company’s investment is primarily related to a borrowing base maintained with the FHLB.  These balances are dependent upon the Company’s liquidity position.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

Loans.  Gross loans were $1.64 billion at March 31, 2011 and December 31, 2010.  During the first quarter of 2011 the Company advanced $72.4 million in new credit relationships and an additional $62.2 million on existing lines.  Credit extensions were offset by paydowns and maturities of $135.9 million and charge-offs of $6.3 million during the three months ended March 31, 2011.

(in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
LOANS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Commercial	$562,220	35.7%	$565,145	35.8%	$566,321	34.2%
Real estate - mortgage	776,801	49.4%	783,675	49.7%	832,918	50.3%
Land acquisition & development	76,120	4.8%	83,871	5.3%	122,657	7.4%
Real estate - construction	85,359	5.4%	86,862	5.5%	116,725	7.0%
Consumer	99,457	6.3%	94,607	6.0%	72,198	4.4%
Other	36,207	2.3%	29,567	1.9%	17,055	1.0%
Gross loans	1,636,164	103.9%	1,643,727	104.2%	1,727,874	104.3%
Less allowance for loan losses	(61,995)	(3.9)%	(65,892)	(4.2)%	(71,903)	(4.3)%
Total net loans	$1,574,169	100.0%	$1,577,835	100.0%	$1,655,971	100.0%

The overall decline of $7.6 million in loans is attributed to four loan categories:  land acquisition and development ($7.8 million); real estate — mortgage ($6.9 million); commercial ($2.9 million); and construction ($1.5 million).  These declines were offset by increases of $4.8 million and $6.6 million in the consumer and other loans categories, respectively.  The decrease in the land acquisition and development and construction loan portfolios is primarily the result of ongoing efforts to reduce high risk loan concentration levels.  Growth in the consumer and other loan categories resulted from the introduction of new products, such as jumbo mortgages and tax-exempt financing.

The allowance for loan losses decreased $3.9 million during the first quarter of 2011 as a result of net charge-offs of $5.5 million, offset by $1.6 million in provision for loan losses.  See the Provision and Allowance for Loan and Credit Losses section and Note 6 of this report for additional discussion.

Deferred Income Taxes.  Deferred income taxes decreased $1.0 million to $15.4 million at March 31, 2011 from $16.4 million at December 31, 2010. The decrease was primarily attributed to the tax effect of the net change in the allowance for loan losses.  Also contributing to the decrease was the tax effect of the change in fair value of interest rate swaps and available for sale securities.  The Company established a valuation allowance at December 31, 2010 in the amount of $15.6 million that was not adjusted during the first quarter of 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, future taxable income levels decrease, or lower levels of tax planning strategies are anticipated.

Other Real Estate Owned.  OREO decreased $1.5 million to $23.6 million at March 31, 2011 from $25.1 million at December 31, 2010.  During the first quarter of 2011, the Company foreclosed on seven properties with a fair value of $1.6 million; received sales proceeds of $2.0 million; and recognized losses on OREO sales and valuation adjustments of $1.1 million. At March 31, 2011, $11.9 million OREO was in Colorado and $11.7 million was in Arizona.

Other Assets.  Other Assets decreased by $11.3 million to $38.3 million at March 31, 2011 from $49.6 million at December 31, 2010.  The change is primarily attributable to the following declines: $7.4 million in cash deposits pledged to correspondent banks as collateral for confirming letters of credit; $1.8 million in taxes receivable; $0.6 million in the fair market value of derivatives; $1.2 million in prepaid expenses (primarily prepaid FDIC insurance assessments); and $0.2 million in the value of private equity partnership investments.

Deposits.  Total deposits increased $43.9 million to $1.93 billion at March 31, 2011 from $1.89 billion at December 31, 2010.  The primary contributors to the increase were a $76.7 million increase in noninterest-bearing deposits and a $32.5 million increase in NOW and money market accounts.  Offsetting these increases was a $54.1 million decrease in reciprocal CDARS, which is attributed to a single customer relationship.  The CDARS program provided through a third party and is designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors’ funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports. Noninterest bearing deposits represented 39.2% of total deposits at March 31, 2011, compared to 36.1% at December 31, 2010.

(in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
NOW and money market	$696,114	33.2%	$663,572	32.4%	$720,202	34.6%
Savings	9,590	0.5%	9,144	0.5%	10,780	0.4%
Eurodollar	91,042	4.4%	105,793	5.2%	102,029	4.9%
Certificates of deposits under $100,000	39,860	1.9%	41,845	2.0%	49,779	2.4%
Certificates of deposits $100,000 and over	234,830	11.2%	229,701	11.2%	336,443	16.1%
Reciprocal CDARS	103,568	5.0%	157,679	7.7%	186,900	9.0%
Brokered deposits	—	0.0%	100	0.0%	1,397	0.1%
Total interest-bearing deposits	1,175,004	56.2%	1,207,834	59.0%	1,407,530	67.5%
Noninterest-bearing demand deposits	758,280	36.3%	681,534	33.3%	532,990	25.6%
Customer repurchase agreements	157,674	7.5%	157,690	7.7%	142,944	6.9%
Total deposits and customer repurchase agreements	$2,090,958	100.0%	$2,047,058	100.0%	$2,083,464	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase at March 31, 2011 were comparable to balances at December 31, 2010.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. Significant growth in deposits and a reduction in the loan portfolio since the beginning of 2009 reduced the Company’s need for wholesale borrowings.  At March 31, 2011 there were no short-term borrowings outstanding, a decrease of $14.0 million from December 31, 2010.  However, if we are unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, our composition of interest-bearing liabilities will shift toward additional wholesale funds, which historically have a higher interest cost than our core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $15.5 million, or 39.7%, to $23.5 million at March 31, 2011, compared to $38.9 million at December 31, 2010.  The decrease is due to a decline of $12.1 million in liabilities accrued for investment purchases in 2010 and settled in 2011.  Also contributing to the decline in other liabilities was a $1.7 million decrease in accrued bonuses due to 2010 payments made in the first quarter, offset by 2011 bonus accruals.  The fair value of interest rate swaps in a liability position decreased $1.4 million from December 31, 2010.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Interest income	$28,191	$29,919	$(1,728)	(5.8)%
Interest expense	3,947	5,166	(1,219)	(23.6)%
NET INTEREST INCOME BEFORE PROVISION	24,244	24,753	(509)	(2.1)%
Provision for loan losses	1,640	13,820	(12,180)	(88.1)%
NET INTEREST INCOME AFTER PROVISION	22,604	10,933	11,671	106.8%
Noninterest income	8,032	6,885	1,147	16.7%
Noninterest expense	25,451	26,273	(822)	(3.1)%
INCOME (LOSS) BEFORE INCOME TAXES	5,185	(8,455)	13,640	(161.3)%
Provision (benefit) for income taxes	1,959	(3,436)	5,395	(157.0)%
NET INCOME (LOSS)	3,226	(5,019)	8,245	(164.3)%
Noncontrolling interest	—	322	(322)	100.0%
NET INCOME (LOSS) AFTER NONCONTROLLING INTEREST	$3,226	$(4,697)	$7,923	(168.7)%

The annualized return on average assets for the three months ended March 31, 2011 and 2010 was 0.54% and (0.78)%, respectively.  The annualized return on average shareholders’ equity for the three months ended March  31, 2011 and 2010 was 6.38% and (8.26)%, respectively. Improvement in return on average assets and shareholders’ equity is primarily attributable to a reduction in the provision for loan losses of $12.2 million. For the three months ended March 31, 2011 and 2010, the efficiency ratio was 74.63% and 77.75%, respectively.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
		2011			2010
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$39,250	$37	0.38%	$17,204	$19	0.44%
Investment securities (2)	629,085	5,991	3.81%	537,517	5,933	4.42%
Loans (2), (3)	1,645,283	22,369	5.44%	1,754,384	24,138	5.50%
Allowance for loan losses	(65,855)			(74,330)
Total interest-earning assets	2,247,763	28,397	4.89%	2,234,775	30,090	5.20%
Noninterest-earning assets	163,767			196,244
Total assets	$2,411,530			$2,431,019

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$676,374	$1,106	0.66%	$703,959	$1,330	0.77%
Savings	9,363	5	0.22%	10,406	10	0.39%
Eurodollar	97,667	182	0.75%	111,958	262	0.94%
Certificates of deposit
Brokered under $100,000	21	—	1.37%	5,616	30	2.17%
Reciprocal CDARS	149,592	263	0.71%	174,013	506	1.18%
Under $100,000	41,291	107	1.05%	51,204	214	1.69%
$100,000 and over	229,409	589	1.04%	345,324	1,358	1.59%
Total interest-bearing deposits	1,203,717	2,252	0.76%	1,402,480	3,710	1.07%
Other borrowings
Securities sold under agreements to repurchase	156,799	207	0.53%	132,258	291	0.88%
Other short-term borrowings	6,261	5	0.32%	23,583	16	0.27%
Long term-debt	93,150	1,483	6.37%	93,150	1,149	4.93%
Total interest-bearing liabilities	1,459,927	3,947	1.09%	1,651,471	5,166	1.26%
Noninterest-bearing demand accounts	721,311			531,742
Total deposits and interest-bearing liabilities	2,181,238			2,183,213
Other noninterest-bearing liabilities	24,917			15,935
Total liabilities	2,206,155			2,199,148
Total equity	205,375			231,871
Total liabilities and equity	$2,411,530			$2,431,019
Net interest income - taxable equivalent		$24,450			$24,924
Net interest spread			3.80%			3.94%
Net interest margin - taxable equivalent			4.41%			4.52%
Ratio of average interest-earning assets to average interest-bearing liabilities	153.96%			135.32%

(1)               Average yield or cost for the three months ended March 31, 2011 and 2010 has been annualized, and is not necessarily indicative of results for the entire year.

(2)               Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)               Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a tax-equivalent basis for the three months ended March 31, 2011, decreased $0.5 million over the prior-year period.  The decrease was driven primarily by a reduction in the loan portfolio offset in part by an overall reduction in interest costs. Declining deposit interest costs were attributed both to changes in deposit composition and rate declines.  Higher yielding CDs and money markets have shifted to noninterest bearing demand deposits.  However, rates associated with the junior subordinated debt, which were effectively fixed late in the first quarter of 2010, increased (see Note 8 to the condensed consolidated financial statements). For the three months ending March 31, 2011, compared to the same period in 2010, the yield on average interest-earning assets decreased 31 basis points to 4.89%, while rates on average interest-bearing liabilities decreased by 17 basis points to 1.09%. The Company’s improved liquidity position over the past year has negatively impacted the net interest margin as we have maintained larger balances in cash and investment securities that have a lower yield than the loan portfolio. The Company expects to redeploy its excess liquidity into higher yielding loans in future quarters.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
NONINTEREST INCOME
Service charges	$1,239	$1,258	$(19)	(1.5)%
Investment advisory and trust income	1,426	1,369	57	4.2%
Insurance income	3,393	3,173	220	6.9%
Investment banking income	744	301	443	147.2%
Other income	1,230	784	446	56.9%
Total noninterest income	$8,032	$6,885	$1,147	16.7%

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

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were slightly lower for the three months ended March 31, 2011, compared to the same period in 2010.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three months ended March 31, 2011, showed improvement over the prior year period.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.

At March 31, 2011, discretionary AUM, comprised primarily of equity securities, increased $50.7 million to $819.2 million compared to $768.5 million one year earlier.  Total AUM (discretionary and custodial assets) was $1.59 billion at March 31, 2011 compared to $1.52 billion at March 31, 2010.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and property and casualty. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the volume and size of transactions that have been closed.  Revenue from benefits consulting and property and casualty is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.

For the three months ended on March 31, 2011 and 2010, insurance revenues were earned from the following product lines:

	Three months ended March 31,
	2011	2010

Wealth transfer and executive compensation	23.0%	24.2%
Benefits consulting	27.6%	25.4%
Property and casualty	47.2%	48.3%
Fee income	2.2%	2.1%
Total	100.0%	100.0%

Insurance income increased $0.2 million or 6.9% to $3.4 million during the three months ended March 31, 2011, compared to the same period in 2010, primarily attributed to an increase in commissions from employee benefits.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three months ended March 31, 2011, increased $0.4 million compared to the same period in 2010 due to higher success fees earned in the current period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.4 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to revenue earned on the sale of interest rate swaps to commercial banking clients.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
NONINTEREST EXPENSE
Salaries and employee benefits	$14,723	$14,947	$(224)	(1.5)%
Stock-based compensation expense	424	419	5	1.2%
Occupancy expenses, premises and equipment	3,354	3,434	(80)	(2.3)%
Amortization of intangibles	160	161	(1)	(0.6)%
FDIC and other assessments	1,340	1,240	100	8.1%
OREO and loan workout costs	1,193	1,283	(90)	(7.0)%
Net OTTI on securities recognized in earnings	234	199	35	17.6%
Loss on securities, other assets and OREO	1,128	1,224	(96)	(7.8)%
Other operating expenses	2,895	3,366	(471)	(14.0)%
Total noninterest expense	$25,451	$26,273	$(822)	(3.1)%

Salaries and Employee Benefits.  Salaries and employee benefits decreased $0.2 million or 1.5% during the three months ended March 31, 2011, compared to the same period in 2010, largely due to lower bonus compensation expense. Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year. The Company’s full-time equivalent employees remained stable with 543 at the end of the first quarter of 2011 from 545 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees  and reward and retain existing employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs decreased $0.1 million during the three months ended March 31, 2011 compared to the same period in 2010, attributed primarily to declines in common area management fees of the leased facilities.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments of the Colorado Division of Banking are based on statutory and risk classification factors.  The FDIC assessments are based on the balance of domestic deposits and the Company’s regulatory rating.  The increase in FDIC and other assessments for the three months ended March 31, 2011, compared to the same period in 2010 was directly related to an increase in the TLGP Transaction Account Guarantee Program assessment rate which increased beginning with the second quarter of 2010.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.1 million or 7.0% for the three months ended March 31, 2011, compared to the same period in 2010. OREO and loan costs continue to be significant even as the Company reduced the level of its nonperforming assets. Nonperforming assets at March 31, 2011 and 2010, were $64.1 million and $100.0 million, respectively.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the first quarter of 2011, OTTI of $0.2 million was recognized relating to two private-label MBS. At March 31, 2011, an additional unrealized loss of $1.6 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics worsen in the future.  Private-label MBS comprise 0.4% of the carrying value of the overall available for sale portfolio.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	For the three months ended March 31,		Increase (decrease)
(in thousands)	2011	2010	Amount	%
Available for sale securities	$—	$7	$(7)	100.0%
Loans held for sale	—	349	(349)	100.0%
OREO	1,101	945	156	16.5%
Other	27	(77)	104	(135.1)%
Total	$1,128	$1,224	$(96)	(7.8)%

OREO losses for the three months ended March 31, 2011, related primarily to valuation adjustments on two properties in the portfolio.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three months ended March 31, 2011, decreased $0.4 million compared to the prior year period, a reduction related to legal and professional services expense.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Increase /
(in thousands)	2011	2010	(decrease)

Provision for loan losses	$1,640	$13,820	$(12,180)
Provison for credit losses (included in other expenses)	—	—	—

Total provision for loan and credit losses	$1,640	$13,820	$(12,180)

The decrease in the provision for loan and credit losses of $12.2 million for the three months ended March 31, 2011, over the prior year period is primarily attributable to a declining trend in new problem loans and an overall improvement in asset quality.  The decrease in provision for loan and credit losses during the three months ended March 31, 2010, marked the seventh consecutive quarterly decrease.  Provision for loan and credit losses peaked during the second quarter of 2009 at $35.1 million.  The Company’s improvement with respect to asset quality is consistent with overall industry trends.  The fourth quarter of 2010 marked the lowest level in loan loss provisioning for FDIC-insured institutions in more than three years and nonperforming asset balances declined for the third consecutive quarter according to the FDIC.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At March 31, 2011, the allowance for loan and credit losses was 3.79% of total loans, compared to 4.01% at December 31, 2010, and 4.17% at March 31, 2010.  The combination of slowing loan performance problems and proactive provisioning resulted in a higher ratio of allowance for loan and credit losses to nonperforming loans at March 31, 2011 (153.34%) and at December 31, 2010 (154.33%) as compared to March 31, 2010 (101.41%).  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three months ended March 31, 2011, the Company had net charge-offs of $5.5 million compared to $17.0 million a year earlier.  Approximately 69% of the total year-to-date net charge-offs were generated by Colorado relationships while 31% was generated by Arizona relationships.  The great majority of net charge-offs is concentrated within three categories:  real estate — construction (59%), real estate — mortgage (17%), and land A&D (16%). Net charge-offs relating to a single Colorado relationship represented approximately 59% of total net charge-offs for the first quarter.

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

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Balance of allowance for loan losses at beginning of period	$65,892	$75,116	$75,116
Charge-offs:
Commercial	447	8,357	859
Real estate — mortgage	1,207	11,490	399
Land acquisition and development	1,173	23,077	14,709
Real estate — construction	3,285	6,181	1,874
Consumer	182	1,079	15
Other	—	443	386
Total charge-offs	6,294	50,627	18,242
Recoveries:
Commercial	137	2,361	554
Real estate — mortgage	248	451	7
Land acquisition and development	309	2,662	536
Real estate — construction	—	655	—
Consumer	63	134	111
Other	—	13	1
Total recoveries	757	6,276	1,209
Net charge-offs	(5,537)	(44,351)	(17,033)
Provision for loan losses charged to operations	1,640	35,127	13,820
Balance of allowance for loan losses at end of period	$61,995	$65,892	$71,903

Balance of allowance for credit losses at beginning of period	$61	$155	$155
Provision for credit losses charged to operations	—	(94)	—
Balance of allowance for credit losses at end of period	$61	$61	$155

Total provision for loan and credit losses charged to operations	$1,640	$35,033	$13,820

Ratio of net charge-offs to average loans	0.34%	2.62%	0.97%

Average loans outstanding during the period	$1,645,283	$1,693,546	$1,754,384

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2011	2010	2010
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$1,238	$202	$2,054
Nonaccrual loans:
Commercial	7,990	8,722	19,087
Real estate - mortgage	12,054	8,446	15,889
Land acquisition and development	7,819	9,690	23,559
Real estate - construction	8,829	12,614	9,531
Consumer and other	2,539	3,060	937
Total nonaccrual loans	39,231	42,532	69,003
Total nonperforming loans	40,469	42,734	71,057
OREO and repossessed assets	23,581	25,095	28,951
Total nonperforming assets	$64,050	$67,829	$100,008

Allowance for loan losses	$61,995	$65,892	$71,903
Allowance for credit losses	61	61	155
Allowance for loan and credit losses	$62,056	$65,953	$72,058
Nonperforming assets to total assets	2.65%	2.83%	4.13%
Nonperforming loans to total loans	2.47%	2.60%	4.11%
Nonperforming loans and OREO to total loans and OREO	3.86%	4.06%	5.69%
Allowance for Loan and Credit Losses to Total Loans (excluding loans held for sale)	3.79%	4.01%	4.17%
Allowance for loan and credit losses to nonperforming loans	153.34%	154.33%	101.41%

Of the $64.1 million in nonperforming assets, 45% were in Colorado and 55% were in Arizona at March 31, 2011.  OREO and repossessed assets represent 37% of total nonperforming assets while the remaining 63% is comprised of nonaccrual and 90-day past due and still accruing interest loans.  Nonperforming loans are concentrated primarily within the real estate mortgage (30%), commercial (22%), and construction (22%) categories.  Nonperforming assets have improved during the last two quarters.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Prior to September 30, 2010, the Company reported five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support and Other.  In third quarter of 2010 the Company changed its segments, which included renaming Investment Advisory and Trust to Wealth Management.  All prior period disclosures in the following tables have been adjusted to conform to the current presentation.

Certain financial metrics and discussion of the results for the three months ended March 31, 2011 and 2010, of each operating segment, are presented below.

Commercial Banking

	Commercial Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Income Statement
Net interest income	$25,437	$25,471	$(34)	(0)%
Provision for loan losses	1,327	11,361	(10,034)	(88)%
Noninterest income	2,459	2,396	63	3%
Noninterest expense	8,098	8,779	(681)	(8)%
Provision for income taxes	6,952	2,503	4,449	178%
Net income before management fees and overhead	11,519	5,224	6,295	121%
Management fees and overhead allocations, net of tax	6,145	6,076	69	1%
Net income (loss)	$5,374	$(852)	$6,226	731%

Other information
Full-time equivalent employees	206.9	208.7

Net income for the Commercial Banking segment during the three months ended March 31, 2011, increased $6.2 million compared to the same period in 2010. The increase is primarily the result of a decrease in provision for loan losses offset by increased tax provision expense. The provision decline relates directly to the Company’s efforts to aggressively reserve for problem loans when repayment risks are first identified.  Over the last 12 months, the Company has taken deliberate action to reduce high-risk loan concentrations and improve overall asset quality.  Provision expense has now decreased each quarter since peaking in the second quarter of 2009. Noninterest expense declines relate to reductions in salaries and benefits and one-time costs associated with the closure of an Arizona branch in the first quarter of 2010.

Investment Banking

	Investment Banking Services
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Income Statement
Net interest income	$3	$1	$2	200%
Noninterest income	744	301	443	147%
Noninterest expense	893	976	(83)	(9)%
Benefit for income taxes	(58)	(271)	213	79%
Net loss before management fees and overhead	(88)	(403)	315	78%
Management fees and overhead allocations, net of tax	35	41	(6)	(15)%
Net loss	$(123)	$(444)	$321	72%

Other information
Full-time equivalent employees	16.6	21.9

Net loss for the Investment Banking segment decreased for the three month period ended March 31, 2011, compared to the year earlier period.  The segment closed one transaction in 2011, while no transactions were closed in the first quarter of 2010.  Industry-wide, deal volumes improved throughout 2010 with buyers and sellers returning to the market as valuations improved from lows established in 2009.

Wealth Management

	Wealth Management
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Income Statement
Net interest income	$(13)	$(9)	$(4)	(44)%
Noninterest income	2,280	2,198	82	4%
Noninterest expense	2,388	2,279	109	5%
Benefit for income taxes	(54)	(99)	45	45%
Net income (loss) before management fees and overhead	(67)	9	(76)	(844)%
Management fees and overhead allocations, net of tax	151	170	(19)	(11)%
Net loss	$(218)	$(161)	$(57)	(35)%

Other information
Full-time equivalent employees	55.9	56.6

Net loss for the Wealth Management segment increased for the three month period ended March 31, 2011, compared to the year earlier period.  Revenue generated from wealth transfer transactions (typically facilitated through the use of whole life insurance products) and from investment advisory increased slightly during the first quarter of 2011, compared to the first quarter of 2010.  An increase in noninterest expense more than offset the revenue growth.  The increase in noninterest expense was attributed primarily to occupancy and marketing costs.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale. Over the past several quarters these revenues have been lower than historical standards due broader economic uncertainties.  Whole life products generally require large, up-front cash premiums and potential clients have hesitated to make this investment.  The Company believes these fears have subsided as the equity-market recovery has taken hold and believes client outlook as it affects sales of high-end life insurance vehicles is improving.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the larger equity markets.

Average discretionary AUM for the quarter ended March 31, 2011, increased by $50.7 million or 6.6% to $819.2 million compared to $768.5 million in the first quarter of 2010. Total AUM, including custody and advisory assets, were $1.59 billion and $1.52 billion at March 31, 2011 and 2010, respectively.

Insurance

	Insurance
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Income Statement
Net interest income	$(2)	$(3)	$1	33%
Noninterest income	2,539	2,344	195	8%
Noninterest expense	2,361	2,374	(13)	(1)%
Provision for income taxes	71	58	13	22%
Net income (loss) before management fees and overhead	105	(91)	196	215%
Management fees and overhead allocations, net of tax	86	86	—	—%
Net income (loss)	$19	$(177)	$196	111%

Other information
Full-time equivalent employees	53.1	56.5

Net income for the three months ended March 31, 2011 increased $0.2 million compared to the prior year period. Revenues growth in the current quarter was primarily attributed to the employee benefits business.  The employee benefit group upgraded its sales staff in 2010 and is experiencing an increase in new business as a result.

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

The P&C industry continues to experience a soft premium market and revenue gains are largely dependant on volume growth.  The Employee Benefits business remains attentive to new healthcare legislation and the potential impact on its current and prospective clients.  The Company has a large client base to which it could potentially cross-sell insurance business products.  The Company has focused on refining its internal referral program to maximize its cross-sell opportunities.

Corporate Support and Other

	Corporate Support
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2011	2010	Amount	%
Income Statement
Net interest income	$(1,181)	$(707)	$(474)	(67)%
Provision for loan losses	313	2,459	(2,146)	(87)%
Noninterest income	10	(354)	364	103%
Noninterest expense	11,711	11,865	(154)	(1)%
Benefit for income taxes	(4,952)	(5,627)	675	12%
Net loss before management fees and overhead	(8,243)	(9,758)	1,515	16%
Management fees and overhead allocations, net of tax	(6,417)	(6,373)	(44)	(1)%
Net loss attributable to noncontrolling interest	—	(322)	322	100%
Net loss	$(1,826)	$(3,063)	$1,237	40%

Other information
Full-time equivalent employees	210.8	201.1

The Corporate Support and Other segment is composed of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.

Net loss for the Corporate Support and Other segment decreased for the three month period ended March 31, 2011, compared to the year earlier period.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt (see Note 9 to the condensed consolidated financial statements). The average yield on the Company’s long-term debt for the three months ended March 31, 2011 increased 144 basis points (1.44%) to 6.37% compare to 4.93% for the year-earlier period.  Late in the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest rate swaps (see Note 8 to the condensed consolidated financial statements).

The provision for loan losses relates to a non-performing loan portfolio that the Parent purchased from the Bank in 2009.  This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales, reducing the overall provision for loan losses.  In addition, asset quality improvement within the portfolio has also contributed to the decline in the provision for loan losses.

The $0.4 million increase in noninterest income during the three months ended March 31, 2011 relates primarily to a reduction in losses on private equity investments.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Costs were stable in the current period, declining 1% from the year earlier period.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2011:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Repurchase agreements (1)	$157,674	$—	$—	$—	$157,674
Operating lease obligations	5,849	9,973	8,675	7,599	32,096
Long-term debt obligations (2)	6,024	31,844	7,660	117,032	162,560
Preferred Stock, Series B dividend (3)	3,223	69,994	—	—	73,217
Supplemental executive retirement plan	—	—	—	3,760	3,760
Total contractual obligations	$172,770	$111,811	$16,335	$128,391	$429,307

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 9 to the condensed consolidated financial statements for a schedule of specific maturities and possible call dates. Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable-rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $6.0 million due “Within one year”, $10.9 million due “After one but within three years”, $7.7 million due “After three but within five years” and $44.9 million due “After five years.”  Variable-rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

(3)          Cumulative Perpetual Preferred Stock (Series B) issued to the US Treasury in December 2008 includes dividends payable at 5% on $64.5 million and is reflected as an obligation in the related “due within” categories.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the

$64.5 million in preferred stock will be redeemed in the fourth quarter of 2013 after which time the dividend rate increases to 9%.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2011, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$307,556	$166,655	$16,686	$7,097	$497,994
Standby letters of credit	44,650	13,080	3,223	—	60,953
Commercial letters of credit	273	—	—	—	273
Unfunded commitments for unconsolidated investments	4,867	—	—	—	4,867
Company guarantees	1,219	—	—	—	1,219
Total commitments	$358,564	$179,735	$19,909	$7,097	$565,305

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

Approximately $32.1 million of total loan commitments at March 31, 2011, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at March 31, 2011, do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Available funding through correspondent lines at March 31, 2011, totaled $459.8 million, which represents 20.4% of the Company’s earning assets.  Available funding is comprised of $155.0 million in available federal funds purchased lines and $304.8 million in FHLB borrowing capacity. In addition, the Company had $82.3 million in securities available to be pledged for collateral for additional FHLB borrowings at March 31, 2011.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $88.4 million at March 31, 2011, compared to $24.2 million at December 31, 2010.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates.  The Company is not utilizing brokered deposits at March 31, 2011 and core deposits represent 100% of the Company’s deposit base.

The Company’s loan to core deposit ratio decreased to 84.6% at March 31, 2011, from 87.0% at December 31, 2010.  The combination of the decline in the loan portfolio and the increase in the deposit portfolio has allowed the Company to maintain low levels of wholesale borrowings (short-term borrowings and brokered CDs).  At March 31, 2011, the Company had no outstanding wholesale borrowings.  Wholesale borrowings decreased to an average of $6.3 million in 2011 from an average of $23.6 million during the first quarter of 2010.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB. At March 31, 2011, the Bank has approved unsecured federal funds purchase lines with six correspondent banks with an aggregate credit line of $155.0 million. The Company regularly uses its federal funds purchase lines to manage its daily cash position.  However, availability to access funds through those lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines.  With the overall tightening in the credit markets, certain correspondent lines have been reduced or may not be available due to liquidity issues specific to our correspondents.  During 2010, the Company’s aggregate correspondent credit lines decreased $80.0 million due to three lines becoming unavailable during the year.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2011, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the prior two years, net of dividends paid during those years, were negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 13 of the notes to the condensed consolidated financial statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2011, the holding company had a liquidity position that provides for approximately 2.5 years of liquidity.

At March 31, 2011, shareholders’ equity totaled $205.7 million, a $3.9 million increase from December 31, 2010.  The increase was primarily due to $3.2 million in net income; an increase of $1.4 million in other comprehensive income resulting from net unrealized gains on derivatives and available for sale securities; and $0.5 million in stock-based compensation expense, and employee stock purchase plan activity.  These increases were offset by dividends paid on preferred stock of $0.8 million; and dividends paid on common stock of $0.4 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2011, the Bank was well-capitalized with a Tier 1 Capital ratio of 10.6%, and Total Capital ratio of 11.8%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2011, was 13.0% and its Total Capital ratio 15.6%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Forward Looking Statements

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “would,” “could” or “may.” Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

•                  Risks and uncertainties described in our reports filed with the Securities and Exchange Commission, including our most recent Form 10-K.

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

•                  Our ability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

•                  Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

•                  Our net interest margin may be negatively impacted if we are unable to profitably deploy excess cash into higher yielding loans or investments.

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

•                  If we were to conclude that an additional valuation allowance is necessary for our net deferred tax asset, such conclusion could result in a non-cash valuation charge which would adversely affect our results of operations.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2010.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2011, the end of the period covered by this report (Evaluation Date), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

COBIZ FINANCIAL INC.

Date:	April 29, 2011	By:	/s/ Steven Bangert
Steven Bangert
Chairman and CEO

Date:	April 29, 2011	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
EVP and CFO