Form 10-Q
period 2011-06-30
COBIZ FINANCIAL INC
filed 2011-07-29
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

There were 37,042,416 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 28, 2011.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At June 30, 2011 and December 31, 2010

(unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2011	2010
Assets
Cash and due from banks	$35,710	$15,929
Interest-bearing deposits and federal funds sold	14,323	8,237
Total cash and cash equivalents	50,033	24,166

Investment securities available for sale (cost of $613,807 and $626,023, respectively)	629,211	637,444
Investment securities held to maturity (fair value of $255 and $270, respectively)	248	262
Other investments	7,438	6,962
Total investments	636,897	644,668

Loans, net of allowance for loan losses of $61,920 and $65,892, respectively	1,595,030	1,577,835
Intangible assets, net of amortization of $4,870 and $4,551, respectively	3,718	4,119
Bank-owned life insurance	36,618	36,043
Premises and equipment, net of depreciation of $30,956 and $29,433, respectively	8,422	9,048
Accrued interest receivable	8,157	8,081
Deferred income taxes, net	16,020	16,449
Other real estate owned and reposessed assets, net of valuation allowance of $8,462 and $5,879, respectively	23,748	25,095
Other	39,592	49,584
TOTAL ASSETS	$2,418,235	$2,395,088

Liabilities
Deposits
Demand	$736,692	$681,534
NOW and money market	713,701	663,572
Savings	10,221	9,144
Eurodollar	94,047	105,793
Certificates of deposits	358,067	429,325
Total deposits	1,912,728	1,889,368
Securities sold under agreements to repurchase	144,843	157,690
Other short-term borrowings	30,000	14,012
Accrued interest and other liabilities	28,377	38,930
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,209,098	2,193,150

Commitments and Contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 64,450 issued and outstanding ($64,450 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 37,042,416 and 36,876,658 issued and outstanding, respectively	367	366
Additional paid-in capital	226,679	225,454
Accumulated deficit	(25,982)	(30,414)
Accumulated other comprehensive income, net of income tax of $4,949 and $3,882, respectively	8,072	6,331
TOTAL SHAREHOLDERS’ EQUITY	209,137	201,738
Noncontrolling interest	—	200
TOTAL EQUITY	209,137	201,938
TOTAL LIABILITIES AND EQUITY	$2,418,235	$2,395,088

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Three and six months ended June 30, 2011 and 2010

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$22,290	$23,773	$44,471	$47,773
Interest and dividends on investment securities:
Taxable securities	5,789	5,300	11,698	11,048
Nontaxable securities	2	14	7	35
Dividends on securities	58	128	117	259
Federal funds sold and other	38	43	75	62
Total interest income	28,177	29,258	56,368	59,177
INTEREST EXPENSE:
Interest on deposits	2,132	3,283	4,384	6,993
Interest on short-term borrowings and securities sold under agreements to repurchase	213	301	425	608
Interest on subordinated debentures	1,501	1,501	2,984	2,650
Total interest expense	3,846	5,085	7,793	10,251
NET INTEREST INCOME BEFORE PROVISION	24,331	24,173	48,575	48,926
Provision for loan losses	1,982	10,444	3,622	24,264
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,349	13,729	44,953	24,662
NONINTEREST INCOME:
Service charges	1,224	1,269	2,463	2,527
Investment advisory and trust income	1,543	1,457	2,969	2,826
Insurance income	3,288	3,529	6,681	6,702
Investment banking income	857	1,789	1,601	2,090
Other income	1,878	1,709	3,108	2,493
Total noninterest income	8,790	9,753	16,822	16,638
NONINTEREST EXPENSE:
Salaries and employee benefits	16,294	15,055	31,441	30,421
Occupancy expenses, premises and equipment	3,322	3,412	6,676	6,846
Amortization of intangibles	159	160	319	321
FDIC and other assessments	934	1,321	2,274	2,561
Other real estate owned and loan workout costs	640	1,943	1,833	3,226
Net other than temporary impairment losses on securities recognized in earnings	137	110	371	309
Loss on securities, other assets and other real estate owned	806	3,938	1,934	5,162
Other	2,961	3,512	5,856	6,878
Total noninterest expense	25,253	29,451	50,704	55,724
INCOME (LOSS) BEFORE INCOME TAXES	5,886	(5,969)	11,071	(14,424)
Provision (benefit) for income taxes	2,047	(2,721)	4,006	(6,157)
NET INCOME BEFORE NONCONTROLLING INTEREST	3,839	(3,248)	7,065	(8,267)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(521)	—	(199)
NET INCOME (LOSS)	$3,839	$(3,769)	$7,065	$(8,466)

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS , net of tax	370	(1,984)	1,741	(2,715)
COMPREHENSIVE INCOME (Loss)	$4,209	$(5,753)	$8,806	$(11,181)

EARNINGS PER SHARE:
Basic	$0.08	$(0.13)	$0.14	$(0.28)
Diluted	$0.08	$(0.13)	$0.14	$(0.28)

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(unaudited)

	For the six months ended June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,065	$(8,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	1,135	703
Depreciation and amortization	1,864	1,995
Amortization of net loan fees	(179)	(100)
Provision for loan and credit losses	3,622	24,264
Stock-based compensation	765	856
Federal Home Loan Bank stock dividend	(5)	(141)
Deferred income taxes	(779)	(364)
Increase in cash surrender value of bank-owned life insurance	(575)	(621)
Excess tax benefit from stock-based compensation	—	(1)
Supplemental executive retirement plan	66	312
Loss on securities, other assets and other real estate owned	2,305	5,471
Other operating activities, net	(754)	(310)
Changes in operating assets and liabilities:
Restricted cash	—	(5,006)
Accrued interest and other liabilities	(370)	4,445
Accrued interest receivable	(76)	(16)
Other assets	3,094	(4,029)
Net cash provided by operating activities	17,178	19,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(1,221)	(549)
Proceeds from other investments	1,662	1,959
Purchases of investment securities available for sale	(107,443)	(168,102)
Proceeds from sale of investment securities available for sale	3,194	688
Maturities of investment securities available for sale	103,477	149,965
Maturities of investment securities held to maturity	15	24
Restricted cash	7,359	—
Net proceeds from sale of loans, OREO and repossessed assets	5,620	17,497
Loan originations and repayments, net	(27,452)	35,137
Purchase of premises and equipment	(917)	(1,705)
Other investing activities, net	10	1
Net cash provided by (used in) investing activities	(15,696)	34,915

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	94,618	60,555
Net decrease in certificates of deposits	(71,258)	(62,944)
Net increase (decrease) in short-term borrowings	15,988	(240)
Net increase (decrease) in securities sold under agreements to repurchase	(12,847)	11,829
Proceeds from issuance of common stock, net	245	464
Dividends paid on common stock	(738)	(734)
Dividends paid on preferred stock	(1,612)	(1,611)
Excess tax benefit from stock-based compensation	—	1
Net distribution to noncontrolling interests	—	(1,160)
Other financing activities, net	(11)	—
Net cash provided by financing activities	24,385	6,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,867	60,266
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,166	47,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,033	$107,903

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and seven in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM provides investment management services to institutions and individuals through its subsidiary, CoBiz Investment Management, LLC. FDL provides wealth transfer and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, employee benefits consulting, and risk management consulting services to small and medium-sized businesses and individuals. CoBiz Insurance, Inc. operates in the Denver metropolitan market as CoBiz Insurance — Colorado and in the Phoenix metropolitan market as CoBiz Insurance — Arizona. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The Company also has investments in four limited partnerships that are each considered a VIE.  The Company has determined that it is not the primary beneficiary of these partnerships.  Where the Company is not a primary beneficiary of a VIE, but can exert significant influence over the investee, the Company uses the equity method of accounting.  The Company considered all facts and circumstances in its assessment of the activities that most significantly impact the VIE’s economic performance, including its rights and responsibilities and related party interests.  In addition, the Company considered all economic interests in its assessment of the obligation to absorb losses or the right to receive benefits from the VIE. The maximum exposure to loss with these VIEs is the Company’s current investment in addition to its commitments to make future capital contributions. The primary source of loss exposure on these VIEs is credit risk on the underlying investments of the partnerships.  .

The following table summarizes the Company’s assets, liabilities, commitments and loss exposure on VIEs at June 30, 2011:

	At June 30, 2011
(in thousands)	Balance	Balance Sheet Classification
Assets:
Wholly owned trusts	$2,172	Other investments
Investments in limited partnerships	8,772	Other assets
Liabilities:
Junior subordinated debentures	$72,166	Junior subordinated debentures
Commitments:
Investments in limited partnerships	$5,525	Commitments and contingencies
Maximum exposure to loss:
Wholly owned trusts	$—
Investments in limited partnerships	14,297

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. The following table shows supplemental disclosures of certain cash and noncash items:

	Six months ended June 30,
(in thousands)	2011	2010
Cash paid (received) during the period for:
Interest	$8,176	$10,323
Income taxes	3,483	(571)
Other noncash activities:
Loans transferred to held for sale	$3,000	$11,683
Loans transferred to OREO and repossessed assets	3,761	15,977
Financed sales of loans held for sale	—	1,152
Cash transferred (to) or from restricted cash (other assets)	(7,359)	5,000

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

The Company separates the amount of other-than-temporary-impairment (OTTI) into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

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

Impaired loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays of less than 90 days and monthly payment shortfalls of less than 10% of the contractual payment on a consumer loan generally are not classified as impaired if the Company ultimately expects to recover its full investment. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with ASC Topic 310-10-35, Receivables — Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).

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

Intangible Assets —Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.

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

2.           Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011.  The Company is evaluating the impact adoption of ASU 2011-04 will have on its financial statements.

3.                                      Earnings (Loss) per Common Share and Dividends Declared per Common Share

Earnings (loss) per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in the common shareholder basic earnings per share for the three and six months ended June 30, 2011.  However the effect of including those shares would be anti-dilutive due to the net loss in the three and six month periods ending June 30, 2010, and are therefore not considered in the basic per share calculation.  The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share amounts)	2011	2010	2011	2010

Net income (loss) attributable to CoBiz Financial Inc.	$3,839	$(3,769)	$7,065	$(8,466)
Preferred stock dividends	(949)	(940)	(1,895)	(1,878)
Net income (loss) available to common shareholders	$2,890	$(4,709)	$5,170	$(10,344)

Distributed earnings (1)	365	—	731	—
Undistributed earnings (loss)	2,494	(4,709)	4,391	(10,344)
Income (loss) allocated to common stock	$2,859	$(4,709)	$5,122	$(10,344)

Weighted average common shares - issued	37,044,131	36,784,597	36,986,402	36,756,486
Average nonvested restricted share awards	(403,963)	(257,230)	(356,947)	(254,479)
Weighted average common shares outstanding - basic	36,640,168	36,527,367	36,629,455	36,502,007
Effect of dilutive stock awards outstanding	189,211	—	176,622	—
Weighted average common shares outstanding - diluted	36,829,379	36,527,367	36,806,077	36,502,007

Weighted average antidilutive common shares outstanding (2)	3,217,175	3,753,965	3,252,733	3,691,437

Basic earnings per share	$0.08	$(0.13)	$0.14	$(0.28)
Diluted earnings per share	$0.08	$(0.13)	$0.14	$(0.28)
Dividends declared per share	$0.01	$0.01	$0.02	$0.02

(1) Dividends paid during the three and six months ended June 30, 2010 were not considered distributions of current period earnings.

(2) Shares excluded from the diluted earnings (loss) per share computation due to the antidilutive effect.

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive income (loss) for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Other comprehensive items:
Unrealized gain on available for sale securities, net of reclassification to operations to operations of $(514) and $241 for the three months ended ended June 30 and $(280) and $448 for the six months ended June 30	$2,389	$1,572	$3,502	$1,934

Change in OTTI-related component of unrealized gain	177	102	480	190

Unrealized (loss) gain on derivative securities, net of reclassification to operations of $(372) and $(164) for the three months ended June 30 and $(726) and $128 for the six months ended June 30	(1,969)	(4,874)	(1,174)	(6,503)

Tax benefit (expense) related to items of other comprehensive income	(227)	1,216	(1,067)	1,664
Other comprehensive income (loss), net of tax	$370	$(1,984)	$1,741	$(2,715)

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	June 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities (MBS)	$388,936	$12,472	$—	$401,408	$395,842	$10,740	$1,037	$405,545
U.S. government agencies	73,917	463	20	74,360	80,214	449	44	80,619
Trust preferred securities	99,734	3,114	288	102,560	86,543	2,556	791	88,308
Corporate debt securities	47,195	1,070	33	48,232	58,204	1,425	34	59,595
Private-label MBS	3,699	—	1,375	2,324	4,288	—	1,856	2,432
Municipal securities	326	1	—	327	932	13	—	945

	$613,807	$17,120	$1,716	$629,211	$626,023	$15,183	$3,762	$637,444

Held to maturity securities:
Mortgage-backed securities	$248	$7	$—	$255	$262	$8	$—	$270

Proceeds from the sale of investment securities available for sale totaled $3.2 million for the three and six months ended June 30, 2011.  Gains on the sale of investment securities totaled $0.5 million for the three and six months ended June 30, 2011.  Proceeds from the sale of investment securities available for sale totaled $0.1 million and $0.7 million for the three and six months ended June 30, 2010, respectively.  Gains and losses on the sale of investment securities for the three and six months ended June 30, 2010 were not material.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2011, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,917	$8,035	$—	$—
Due after one year through five years	111,624	113,010	—	—
Due after five years through ten years	1,897	1,873	—	—
Due after ten years	99,734	102,561	—	—
Mortgage-backed securities	392,635	403,732	248	255

	$613,807	$629,211	$248	$255

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  At June 30, 2011, the majority of the total unrealized loss of $1.7 million is comprised of private-label mortgage-backed and trust preferred securities.  The Company has recognized other-than-temporary impairments (OTTI) of $2.2 million on these securities, including $0.1 million and $0.4 million recognized during the three and six months ended June 30, 2011, respectively.  The trust preferred securities (TPS) are all single-entity issues that continue to pay their regularly scheduled dividend payments.

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

The Company has determined there was no unrecognized OTTI associated with the 22 securities noted within the table below at June 30, 2011.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

U.S. government agencies	$9,980	$20	$—	$—	$9,980	$20
Trust preferred securities	23,589	204	1,326	84	24,915	288
Corporate debt securities	6,863	33	—	—	6,863	33
Private-label MBS	—	—	2,324	1,375	2,324	1,375

Total	$40,432	$257	$3,650	$1,459	$44,082	$1,716

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

The following tables present a roll-forward of the credit loss component of OTTI on securities recognized in earnings during the three and six months ended June 30, 2011 and 2010.

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning balance	$2,016	$1,530	$1,782	$1,331

Additions:
Additional credit impairment	137	110	371	309

Ending balance	$2,153	$1,640	$2,153	$1,640

During the three and six months ended June 30, 2011, the Company recognized credit related OTTI in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the private-label mortgage-backed securities during the 6 months ending June 30, 2011.  These inputs are developed by examining the three- and six-month history of actual prepayment speeds, default rates and severity and, in most instances, selecting the worst of these metrics to project losses for the remaining life of each instrument.  The Company validates the information in Bloomberg to the remittance reports provided by the servicing agents.  A range of inputs is provided for securities with multiple impairments during the year.

	Security #1	Security #2
Prepayment speed (CPR) (1)	9.5-13.6%	7.0-8.9%
Default rate (CDR) (2)	7.2-8.9%	6.8-7.5%
Severity (3)	49.4-51.6%	45.9-47.6%

Credit impairment (in thousands)	$109	$262

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of oustanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the private-label mortgage-backed securities are included in the following table.

	Underlying Loan Characteristics
	Security #1	Security #2
Purpose:
Purchase	61.7%	62.7%
Equity take out	34.2%	29.3%
Refinance	4.0%	8.0%

Type:
Single family	66.7%	56.5%
2-4 family	8.2%	6.7%
Condominium	3.6%	8.7%
Planned unit development	21.5%	27.7%
Owner occupied	100.0%	91.3%
Vacation	0.0%	0.4%
Investment	0.0%	8.3%

Terms:
30 year amortization	100.0%	100.0%
ARM	100.0%	100.0%

Geography:
Northern CA	29.4%	26.3%
Sourhtern CA	35.6%	36.8%

Current Averages:
Loan rate	3.0%	2.9%
LTV based on origination value	77.0%	73.9%
Loan balance	$469,000	$369,700
Age (months)	75	79
FICO at origination	715	715
Delinquent 60+ days	10.6%	24.1%
Delinquent 90+ days	10.6%	23.7%

Other investments at June 30, 2011 and December 31, 2010, consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Bank stocks — at cost	$5,266	$4,790
Investment in statutory trusts — equity method	2,172	2,172

	$7,438	$6,962

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  As the Company’s liquidity position has improved, the need for a large borrowing base has decreased.  To the extent that the need for wholesale funding increases, the Company may purchase additional FHLB stock in the future.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at June 30, 2011, did not consider the investment to be other than temporarily impaired.

6.                                      Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  The Company’s segments are:

•                  Commercial Loans — Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries.  The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies.  Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees.  Risk arises primarily due to a difference between expected and actual cash flows of the borrowers.  However, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans.  The fair value of the collateral securing these loans may fluctuate as market conditions change.  In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrowers’ ability to collect amounts due from its customers.

•                  Real Estate Mortgage Loans — Real estate mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•                  Land Acquisition and Development Loans — The Company has a portfolio of loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased new lending activities for the acquisition and future development of land.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•                  Real Estate Construction Loans — The Company originates loans to finance construction projects involving one- to four-family residences.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

•                  Consumer Loans — The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•                  Other Loans — Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development or construction loans.

The loan portfolio segments at June 30, 2011 and December 31, 2010 were as follows:

(in thousands)	June 30, 2011	December 31, 2010
Commercial	$592,544	$564,882
Real estate - mortgage	773,102	784,009
Land acquisition & development	72,230	83,909
Real estate - construction	76,773	87,116
Consumer	104,967	94,661
Other	37,337	29,388
Loans held for investment	1,656,953	1,643,965

Allowance for loan losses	(61,920)	(65,892)
Unearned net loan fees	(3)	(238)
Net loans held for investment	$1,595,030	$1,577,835

The Company transferred two loans totaling $3.0 million from held for investment to held for sale during the first quarter of 2011.  These loans were sold during the first quarter and no gain or loss resulted from this transaction.   During the three and six months ended June 30, 2011, the Company purchased leases of $8.1 million and $18.1 million, respectively, included in the ‘Other’ loan category, none of which were of deteriorated credit quality.  The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $30.0 million balance outstanding at June 30, 2011, was collateralized by loans of $592.9 million with a lending value of $304.8 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2011 and December 31, 2010 is summarized below:

	June 30, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,170	$11,305	$91,475
Finance and Insurance	73,813	1,167	74,980
Health Care	55,089	179	55,268
Real Estate Services	62,235	16,345	78,580
Construction	52,732	8,857	61,589
Retail Trade	24,917	3,272	28,189
Wholesale Trade	61,253	5,227	66,480
Other	128,196	7,787	135,983
	538,405	54,139	592,544
Real estate - mortgage
Residential & commercial owner-occupied	381,267	36,371	417,638
Residential & commercial investor	323,546	31,918	355,464
	704,813	68,289	773,102
Land Acquisition and development
Commercial	16,126	12,048	28,174
Residential	29,007	8,115	37,122
Other	6,780	154	6,934
	51,913	20,317	72,230
Real estate - construction
Residential & commercial owner-occupied	19,858	—	19,858
Residential & commercial investor	38,131	18,784	56,915
	57,989	18,784	76,773

Consumer	100,628	4,339	104,967
Other	37,281	56	37,337
Unearned net loan fees			(3)

Total Loans	$1,491,029	$165,924	$1,656,950

	At December 31, 2010
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,036	$14,695	$86,731
Finance and Insurance	75,258	2,061	77,319
Health Care	70,110	396	70,506
Real Estate Services	63,272	15,948	79,220
Construction	41,125	10,224	51,349
Retail Trade	22,516	4,367	26,883
Wholesale Trade	51,219	2,268	53,487
Other	111,387	8,000	119,387
	506,923	57,959	564,882
Real estate - mortgage
Residential & commercial owner-occupied	403,644	28,261	431,905
Residential & commercial investor	313,157	38,947	352,104
	716,801	67,208	784,009
Land Acquisition and development
Commercial	17,540	10,050	27,590
Residential	33,168	10,613	43,781
Other	8,599	3,939	12,538
	59,307	24,602	83,909
Real estate - construction
Residential & commercial owner-occupied	22,411	—	22,411
Residential & commercial investor	43,939	20,766	64,705
	66,350	20,766	87,116

Consumer	90,239	4,422	94,661
Other	29,388	—	29,388
Unearned net loan fees	(238)	—	(238)

Total Loans	$1,468,770	$174,957	$1,643,727

Transactions in the allowance for loan losses by segment for the six months ended June 30, 2011 are summarized below:

(in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Balance at December 31, 2010	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Provision	468	4,687	(1,393)	134	439	125	(838)	3,622
Charge-offs	(2,354)	(2,227)	(1,233)	(3,285)	(200)	—	—	(9,299)
Recoveries	759	477	378	16	75	—	—	1,705
Balance at June 30, 2011	$16,042	$20,614	$12,690	$3,161	$3,687	$479	$5,247	$61,920

The allowance for loan losses (ALL) is established for the purpose of recognizing estimated loan impairments before loan losses on individual loans result in a charge-off.  The ALL reflects probable but unconfirmed loan impairments in the Company’s loan portfolio as of the balance sheet date.

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•                  Specific Reserves — The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 6-12 months.  For credits over $2.0 million, the Company engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal.  Based on this analysis the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when events or circumstances occur that indicate a change in fair value.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  As such, fair value based on property appraisals may be adjusted to reflect estimated declines in the fair value of properties since the time the last appraisal was performed.

•                  General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor. This estimate represents the potential unconfirmed losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration) as well as other factors including changes in:

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

•                  Unallocated Reserves — The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  Included in the unallocated reserve is a missed grade component that is intended to capture the inherent risk that certain loans may be assigned the incorrect loan grade.

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

The following table summarizes the allowance for loan losses on the basis of the Company’s impairment method:

At June 30, 2011 (in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$16,042	$20,614	$12,690	$3,161	$3,687	$479	$5,247	$61,920
Individually evaluated for impairment	2,896	6,052	567	954	1,497	—	—	11,966
Collectively evaluated for impairment	13,146	14,562	12,123	2,207	2,190	479	5,247	49,954

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—		61

Loans held for investment	$592,390	$772,651	$72,105	$76,605	$104,887	$38,312	$—	$1,656,950
Individually evaluated for impairment	7,112	31,927	6,349	9,178	2,647	—	—	57,213
Collectively evaluated for impairment	585,278	740,724	65,756	67,427	102,240	38,312	—	1,599,737

At December 31, 2010 (in thousands)	Commercial	Real estate - mortgage	Land acquisition and development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Individually evaluated for impairment	3,615	2,402	694	3,755	1,414	—	—	11,880
Collectively evaluated for impairment	13,554	15,275	14,244	2,541	1,959	354	6,085	54,012

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—	—	61

Loans held for investment	$565,145	$783,675	$83,871	$86,862	$94,607	$29,567	$—	$1,643,727
Individually evaluated for impairment	8,722	24,934	9,690	12,614	3,060	—	—	59,020
Collectively evaluated for impairment	556,423	758,741	74,181	74,248	91,547	29,567	—	1,584,707

Information on impaired loans at June 30, 2011 and December 31, 2010 is reported in the following table:

	At and for the period ended June 30, 2011
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance
Commercial
Manufacturing	$208	$236	$—	$208	$269	$—
Finance and insurance	100	100	100	—	520	161
Real estate services	2,493	2,493	1,713	780	2,351	1,286
Construction	1,715	1,769	1,054	661	1,826	672
Retail trade	697	2,283	171	526	1,419	47
Wholesale trade	176	381	—	176	184	—
Other	1,723	2,118	1,338	385	1,495	791
	7,112	9,380	4,376	2,736	8,064	2,957
Real estate - mortgage
Residential & commercial owner-occupied	9,806	11,849	8,297	1,509	9,031	3,075
Residential & commercial investor	5,908	5,908	5,723	185	2,452	1,576
	15,714	17,757	14,020	1,694	11,483	4,651
Land Acquisition and development
Commercial	2,372	3,366	241	2,131	2,402	15
Residential	3,977	11,944	1,152	2,825	4,998	552
	6,349	15,310	1,393	4,956	7,400	567
Real estate - construction
Residential & commercial investor	9,178	13,749	7,547	1,631	9,888	954
Consumer	2,647	2,647	2,647	—	2,651	1,497
Total	$41,000	$58,843	$29,983	$11,017	$39,486	$10,626

	At and for the year ended December 31, 2010
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$341	$570	$109	$232	$639	$41	$—
Finance and insurance	608	608	108	500	130	108	—
Health care	—	—	—	—	150	—	18
Real estate services	2,457	2,482	1,702	755	2,324	1,213	—
Construction	1,673	1,727	228	1,445	1,588	154	—
Retail trade	1,669	3,219	1,597	72	2,581	1,067	—
Wholesale trade	221	457	11	210	1,742	6	—
Other	1,753	2,680	1,322	431	2,617	1,026	—
	8,722	11,743	5,077	3,645	11,771	3,615	18
Real estate - mortgage
Residential & commercial owner-occupied	6,865	9,374	2,622	4,243	11,979	733	—
Residential & commercial investor	18,069	19,138	14,024	4,045	10,459	1,669	504
Other	—	—	—	—	787	—	2
	24,934	28,512	16,646	8,288	23,225	2,402	506
Land acquisition and development
Commercial	2,430	3,651	—	2,430	6,913	—	—
Residential	5,684	16,291	1,468	4,216	6,669	694	8
Other	1,576	4,461	—	1,576	3,997	—	—
	9,690	24,403	1,468	8,222	17,579	694	8
Real estate - construction
Residential & commercial Investor	12,614	13,931	11,015	1,599	11,193	3,755	7
Consumer	3,060	3,120	2,423	637	1,284	1,414	—
Total	$59,020	$81,709	$36,629	$22,391	$65,052	$11,880	$539

For the three and six months ending June 30, 2011, interest income recognized on impaired loans was immaterial.  At June 30, 2011 and December 31, 2010, there were no outstanding commitments on restructured loans.

Additional information on impaired loans is reported in the following table:

	At June 30,	At December 31,
(in thousands)	2011	2010
Nonaccrual loans	$39,785	$41,271
Troubled debt restructurings	1,215	1,261
Total impaired loans	41,000	42,532
Loans 90 days or more delinquent and still accruing	360	202
Performing troubled debt restructurings	$—	$16,488

During the three and six months ended June 30, 2011, there were no new troubled debt restructurings.  The Company had $0 million and $16.5 million in performing troubled debt restructurings at June 30, 2011 and December 31, 2010, respectively. Performing troubled debt restructurings at December 31, 2010 were comprised of four credit relationships.  The Company still maintains these credit relationships.  However, in accordance with ASC 310-40-50-2, these loans were no longer subject to the disclosure requirements as these loans were in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The Company’s nonaccrual loans by class at June 30, 2011 and December 31, 2010 are reported in the following table:

	June 30,	December 31,
(in thousands)	2011	2010
Commercial
Manufacturing	$208	$341
Finance and insurance	100	608
Real estate services	2,493	2,457
Construction	1,715	1,673
Retail trade	697	1,669
Wholesale trade	176	221
Other	1,723	1,753
Total commercial	7,112	8,722
Real estate - mortgage
Residential & commercial owner-occupied	9,806	6,865
Residential & commercial investor	5,908	1,581
Total real estate - mortgage	15,714	8,446
Land acquisition and development
Commercial	2,372	2,430
Residential	3,977	5,684
Other	—	1,576
Total acquisition and development	6,349	9,690
Real estate - construction
Residential & commercial investor	9,178	12,614
Consumer	2,647	3,060
Total nonaccrual loans	$41,000	$42,532

The following tables summarize the aging of the Company’s loan portfolio at June 30, 2011 and December 31, 2010:

	At June 30, 2011
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$—	$—	$91,475	$91,475	$—
Finance and insurance	—	—	100	100	74,880	74,980	—
Health care	—	—	—	—	55,268	55,268	—
Real estate services	66	84	847	997	77,583	78,580	196
Construction	286	—	1,381	1,667	59,922	61,589	24
Retail trade	2	167	526	695	27,494	28,189	—
Wholesale trade	—	—	176	176	66,304	66,480	—
Other	513	599	227	1,339	134,644	135,983	71
	867	850	3,257	4,974	587,570	592,544	291
Real estate - mortgage
Residential & commercial owner-occupied	1,172	1,875	5,833	8,880	408,758	417,638	—
Residential & commercial investor	2,113	—	392	2,505	352,959	355,464	69
	3,285	1,875	6,225	11,385	761,717	773,102	69
Land Acquisition and development
Commercial	—	—	1,343	1,343	26,831	28,174	—
Residential	85	184	3,466	3,735	33,387	37,122	—
Other	—	154	—	154	6,780	6,934	—
	85	338	4,809	5,232	66,998	72,230	—
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	19,858	19,858	—
Residential & commercial investor	—	377	8,801	9,178	47,737	56,915	—
	—	377	8,801	9,178	67,595	76,773	—

Consumer	87	694	2,456	3,237	101,730	104,967	—
Other	—	55	—	55	37,282	37,337	—
Unearned net loan fees						(3)	—

Total	$4,324	$4,189	$25,548	$34,061	$1,622,892	$1,656,950	$360

	At December 31, 2010
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$82	$82	$86,649	$86,731	$—
Finance and insurance	108	—	500	608	76,711	77,319	—
Health care	—	—	—	—	70,506	70,506	—
Real estate services	540	156	116	812	78,408	79,220	—
Construction	51	58	1,503	1,612	49,737	51,349	50
Retail trade	1,543	890	157	2,590	24,293	26,883	—
Wholesale trade	323	—	227	550	52,937	53,487	17
Other	277	42	723	1,042	118,345	119,387	—
	2,842	1,146	3,308	7,296	557,586	564,882	67
Real estate - mortgage
Residential & commercial owner-occupied	696	—	2,549	3,245	428,660	431,905	—
Residential & commercial investor	301	920	1,242	2,463	349,641	352,104	—
	997	920	3,791	5,708	778,301	784,009	—
Land Acquisition and development
Commercial	—	—	1,358	1,358	26,232	27,590	—
Residential	1,064	342	3,875	5,281	38,500	43,781	135
Other	—	—	1,576	1,576	10,962	12,538	—
	1,064	342	6,809	8,215	75,694	83,909	135
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	22,411	22,411	—
Residential & commercial investor	2,900	9,449	3,557	15,906	48,799	64,705	—
	2,900	9,449	3,557	15,906	71,210	87,116	—

Consumer	27	6	489	522	94,139	94,661	—
Other	—	—	—	—	29,388	29,388	—
Unearned net loan fees					(238)	(238)	—

Total	$7,830	$11,863	$17,954	$37,647	$1,606,080	$1,643,727	$202

7.                                      Intangible Assets

The Company’s intangible assets and related amortization at the dates indicated consist of the following:

Customer
contracts, lists
(in thousands)	and relationships
December 31, 2010	$4,119
Disposal	(82)
Amortization	(319)
June 30, 2011	$3,718

During the six month period ended June 30, 2011, the Company sold a book of business related to an insurance product line that was no longer being pursued.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.3 million to be recognized for the remaining six months of fiscal 2011) is estimated in the following table.

(in thousands)
2012	$638
2013	426
2014	316
2015	300
2016	300

8.                                      Derivatives

ASC Topic 815 — Derivative and Hedging (ASC 815), contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

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

The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest-rate swap contracts are not designated as hedging instruments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2011	2010	classification	2011	2010

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$152	$504	Accrued interest and other liabilities	$2,534	$1,712

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$5,220	$4,840	Accrued interest and other liabilities	$5,565	$5,106

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments starting in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have contractual lives ranging between five and 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged item	Notional	Fixed rate	Termination date
(in thousands)
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

In addition to the cash flow hedges in the table above, the Company has one other interest-rate swap with an aggregate notional amount of $25.0 million designated as cash flow hedges of interest-rate risk at June 30, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2011 and 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $0.2 million will be reclassified as an increase to interest income and $2.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges —  Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At June 30, 2011, the Company had 77 interest-rate swaps with an aggregate notional amount of $170.4 million related to this program.  During the three and six months ended June 30, 2011, the Company recognized net losses of $0.1 million related to changes in fair value of these swaps.  During the three and six months ended June 30, 2010, the Company recognized net gains of $0.3 million to changes in fair value of these swaps.  The gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and six months ended June 30, 2011 and 2010.

	Loss recognized in OCI		Loss recognized in OCI
	(Effective portion)		(Effective portion)
	for the three months ended June 30,		for the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Cash flow hedges:
Interest rate swap	$(1,969)	$(4,874)	$(1,174)	$(6,503)

	Loss reclassified from accumulated OCI into earnings		Gain (loss) reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
	for the three months ended June 30,		for the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Cash flow hedges:
Interest rate swap	$(372)	$(164)	$(726)	$128

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

At June 30, 2011 the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.1 million against its obligations under these agreements.  At June 30, 2011, the Company was not in default with any of its debt covenants.

9.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at June 30, 2011 is as follows:

(in thousands)	At June 30, 2011	Original Interest Rate	Effective Interest Rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	Fixed 6.04%	September 17, 2033	September 17, 2011
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	Fixed 5.99%	July 23, 2034	July 23, 2011
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	Fixed 5.02%	September 30, 2035	September 30, 2011
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest-rate swaps.  For further discussion of the interest-rate swaps and the corresponding terms, see Note 8 to the Condensed Consolidated Financial Statements.

10.                         Share-Based Compensation Plans

During the three and six months ended June 30, 2011, the Company recognized compensation expense (net of estimated forfeitures) of $0.3 million and $0.8 million, respectively, for share-based compensation awards for which the requisite service was rendered in the period as compared to $0.4 million and $0.9 million for the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the six months ended June 30, 2011.

		Weighted average
		exercise
	Shares	price

Outstanding – December 31, 2010	2,659,750	$12.70
Granted	50,000	6.90
Exercised	250	6.62
Forfeited	164,871	11.42

Outstanding – June 30, 2011	2,544,629	$12.67

Exercisable – June 30, 2011	2,038,913	$14.14

The weighted average grant date fair value of options granted during the six months ended June 30, 2011 was $3.14.

The following table summarizes changes in stock awards for the six months ended June 30, 2011.

		Weighted average
		grant date
	Shares	fair value
Unvested – December 31, 2010	261,390	$6.77
Granted	147,867	6.52
Vested	88,533	6.99
Forfeited	22,341	6.86

Unvested – June 30, 2011	298,383	$6.58

At June 30, 2011, there was $2.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.0 years.

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

Results of operations and selected financial information by operating segment are as follows:

	Three months ended June 30, 2011
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$27,964	$2	$1	$—	$210	$28,177
Total interest expense	2,387	—	12	1	1,446	3,846
Provision for loan losses	584	—	—	—	1,398	1,982
Noninterest income	3,065	857	2,381	2,450	37	8,790
Noninterest expense	7,526	980	2,388	2,307	12,052	25,253
Management fees and allocations	5,213	36	157	87	(5,493)	—
Provision (benefit) for income taxes	7,409	(52)	(14)	58	(5,354)	2,047
Net income (loss)	$7,910	$(105)	$(161)	$(3)	$(3,802)	$3,839

	Six months ended June 30, 2011
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$55,909	$5	$2	$—	$452	$56,368
Total interest expense	4,895	—	26	3	2,869	7,793
Provision for loan losses	1,911	—	—	—	1,711	3,622
Noninterest income	5,524	1,601	4,661	4,989	47	16,822
Noninterest expense	15,624	1,873	4,776	4,668	23,763	50,704
Management fees and overhead	11,358	71	308	173	(11,910)	—
Provision (benefit) for income taxes	14,361	(110)	(68)	129	(10,306)	4,006
Net income (loss)	$13,284	$(228)	$(379)	$16	$(5,628)	$7,065

	Three months ended June 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$28,910	$2	$—	$—	$346	$29,258
Total interest expense	3,650	—	18	3	1,414	5,085
Provision for loan losses	8,326	—	—	—	2,118	10,444
Noninterest income	2,343	1,789	2,653	2,333	635	9,753
Noninterest expense	11,774	1,179	2,685	2,180	11,633	29,451
Mangement fees and overhead	6,043	41	207	87	(6,378)	—
Provision (benefit) for income taxes	2,665	245	45	(7)	(5,669)	(2,721)
Net income (loss)	(1,205)	326	(302)	70	(2,137)	(3,248)
Noncontrolling interest	—	—	—	—	(521)	(521)
Net income (loss) after noncontrolling interest	$(1,205)	$326	$(302)	$70	$(2,658)	$(3,769)

	Six months ended June 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$58,466	$3	$—	$—	$708	$59,177
Total interest expense	7,735	—	27	6	2,483	10,251
Provision for loan losses	19,687	—	—	—	4,577	24,264
Noninterest income	4,739	2,090	4,851	4,677	281	16,638
Noninterest expense	20,553	2,155	4,964	4,554	23,498	55,724
Management fees and overhead	12,119	82	377	173	(12,751)	—
Provision (benefit) for income taxes	5,168	(26)	(54)	51	(11,296)	(6,157)
Net loss	(2,057)	(118)	(463)	(107)	(5,522)	(8,267)
Noncontrolling interest	—	—	—	—	(199)	(199)
Net loss after noncontrolling interest	$(2,057)	$(118)	$(463)	$(107)	$(5,721)	$(8,466)

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

Available for sale securities — At June 30, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three and six months ended June 30, 2011, the Company recognized credit related OTTI of $0.1 million and $0.4 million, respectively.  During the three and six months ended June 30, 2010, the Company recognized credit related OTTI of $0.1 million and $0.3 million, respectively, in addition to a $0.1 million OTTI related to a TPS position the Company intended to sell.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

Derivative financial instruments — The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including strike price, forward rates, volatility estimates, and discount rates.  The fair values of interest-rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments (CVA) in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that CVAs were not significant to the overall valuation of the portfolio.  In addition, the significance of CVAs and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the CVAs to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at June 30, 2011.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of other impaired loans is measured using a discounted cash flow analysis considered to be a Level 3 input.

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  There is not an active market with observable prices for these loans and the Company considers the measurements to be Level 3 inputs.

The following tables present the Company’s assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities (MBS)	$401,408	$—	$401,408	$—
U.S. government agencies	74,360	—	74,360	—
Trust preferred securites (TPS)	102,560	94,532	8,028	—
Corporate debt securities	48,232	—	48,232	—
Private-label MBS	2,324	—	—	2,324
Municipal securities	327	—	327	—
Total available for sale securities	$629,211	$94,532	$532,355	$2,324

Derivatives:
Cash flow hedge - interest rate swap	$152	$—	$152	$—
Reverse interest rate swap	5,220	—	5,220	—
Total derivative assets	$5,372	$—	$5,372	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$2,534	$—	$2,534	$—
Reverse interest rate swap	5,565	—	5,565	—
Total derivative liabilities	$8,099	$—	$8,099	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities (MBS)	$405,545	$—	$405,545	$—
Private-label MBS	2,432	—	—	2,432
U.S. government agencies	80,619	—	80,619	—
Trust preferred securities (TPS)	88,308	79,093	9,215	—
Corporate debt securities	59,595	—	59,595	—
Municipal securities	945	—	945	—
Total available for sale securities	$637,444	$79,093	$555,919	$2,432

Derivatives:
Cash flow hedge - interest rate swap	$504	$—	$504	$—
Reverse interest rate swap	4,840	—	4,840	—
Total derivative assets	$5,344	$—	$5,344	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$1,712	$—	$1,712	$—
Reverse interest rate swap	5,106	—	5,106	—
Total derivative liabilities	$6,818	$—	$6,818	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the six	For the year
	months ended	months ended	ended
(in thousands)	June 30, 2011	June 30, 2011	December 31, 2010
Beginning balance	$2,390	$2,432	$2,373
Transfers in	—	—	—
Realized loss on OTTI	(137)	(371)	(451)
Paydowns	(152)	(322)	(714)
Net accretion (amortization)	46	105	158
Unrealized gain included in comprehensive income	177	480	1,066
Ending balance	$2,324	$2,324	$2,432

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following tables present the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Net impaired loans	$45,247	$—	$—	$45,247

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Net impaired loans	$47,616	$—	$—	$47,616

During the six months ended June 30, 2011, the Company recorded a provision for loan losses of $9.4 million and charged-off $9.3 million of impaired loans.

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

Other real estate owned (OREO) and repossessed assets — OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO and repossessed assets are based on appraisals adjusted at management’s discretion to reflect anticipated declines in fair value since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the six months ended
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
OREO	$24,814	$—	$—	$24,814	$(2,558)
Repossessed assets	175	—	—	175	—

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gain (loss) for the year ended
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
OREO	$26,416	$—	$—	$26,416	$(7,392)
Tradename	—	—	—	—	(149)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet:

	At	At
(in thousands)	June 30, 2011	December 31, 2010
OREO recorded at fair value	$24,814	$26,416
Estimated selling costs	(1,241)	(1,321)
OREO	$23,573	$25,095

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the six months ended June 30, 2011:

(in thousands)		OREO
At December 31, 2010		$25,095
Foreclosed loans	6,868
Charge-offs	(3,282)
Transferred in		3,586
OREO sales		(2,550)
Net loss on sale and valuation adjustments		(2,558)
At June 30, 2011		23,573
Estimated selling costs		1,241
OREO recorded at fair value		$24,814

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2011 and December 31, 2010.

	At June 30, 2011		At December 31, 2010
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$50,033	$50,033	$24,166	$24,166
Restricted cash	8,526	8,526	15,872	15,872
Investment securities available for sale	629,211	629,211	637,444	637,444
Investment securities held to maturity	248	255	262	270
Other investments	7,438	7,438	6,962	6,962
Loans — net	1,595,030	1,590,710	1,577,835	1,562,844
Accrued interest receivable	8,157	8,157	8,081	8,081
Interest rate swaps	5,372	5,372	5,344	5,344
Bank-owned life insurance	36,618	36,618	36,043	36,043

Financial liabilities:
Deposits	$1,912,728	$1,914,148	$1,889,368	$1,891,107
Other short-term borrowings	30,000	30,000	14,012	14,012
Securities sold under agreements to repurchase	144,843	143,126	157,690	154,776
Accrued interest payable	561	561	930	930
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	19,709	20,984	18,610
Interest rate swaps	8,099	8,099	6,818	6,818

The estimation methodologies utilized by the Company are summarized as follows:

Cash, cash equivalents and restricted cash — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.            Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2011:

At June 30, 2011	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$209,137	$221,865
Disallowed intangible assets	(3,492)	—
Unrealized gain on available for sale securities	(9,550)	(9,550)
Unrealized (gain) loss on cash flow hedges	1,478	(94)
Subordinated debentures	67,021	—
Disallowed deferred tax asset	(4,726)	—
Other deductions	(129)	—
Tier I regulatory capital	$259,739	$212,221

Subordinated notes payable and debentures	$23,963	$—
Allowance for loan losses	24,603	24,302
Total risk-based regulatory capital	$308,305	$236,523

	Company			Bank
At June 30, 2011	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$259,739	$308,305	$259,739	$212,221	$236,523	$212,221
Well-capitalized requirement	115,856	193,094	119,822	114,507	190,846	117,845
Regulatory capital - excess	$143,883	$115,211	$139,917	$97,714	$45,677	$94,376
Capital ratios	13.4%	16.0%	10.8%	11.1%	12.4%	9.0%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

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

Industry Overview

The Chairman of the Federal Reserve indicated in his semiannual monetary policy report to the Congress on July 14, 2011 that, while the economy has continued to recover, the pace of the expansion has been modest and lower than expected.  Based on the Federal Open Market Committee (FOMC) members expectation that the pace of economic activity will remain moderate, unemployment will only decline gradually and that inflation will subside, the FOMC elected to maintain the target range for the federal funds rate at 0-25 basis points.  On June 30, 2011, the Federal Reserve completed its second round of planned purchases of $600 billion in longer-term Treasury securities, commonly referred to as a quantitative easing policy.   While no longer purchasing additional securities, the Federal Reserve believes maintaining the existing investment portfolio will continue to lower borrowing costs and ease financial conditions throughout the economy.  Comments made by the Chairman indicate that if the recent economic weakness persists, the Federal Reserve could provide additional policy support by introducing a third round of security purchases or reducing the 25 basis point interest rate paid on bank reserves.

The unemployment rate slightly decreased from 9.4% in December 2010 to 9.2% at June 2011.  However, the unemployment rate increased during the second quarter of 2011, from 8.8% at March 2011. Through June 2011, nonfarm payroll employment gains had fallen below expectations for two consecutive months.  Of the 8.5 million jobs lost during the recession, only 1.75 million have been regained.  The high unemployment rate is one of the primary driving factors that could prolong a weak economy.  Nearly half of the unemployed have been out of work for more than six months, the highest ratio since World War II.

Bank failures have also continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC, causing estimated losses of $35.6 billion to the Depository Insurance Fund.  In 2010, another 157 banks went into receivership, setting an 18-year high and causing an additional $24.2 billion in losses.  Through July 8, 2011, the FDIC has taken possession of 51 banks, including four banks in Colorado and one bank in Arizona.  The FDIC’s “problem list” stood at 888 at June 30, 2011, up from 702 at the end of 2009 and 252 at the end of 2008.

In the first quarter of 2011, FDIC insured commercial banks reported a combined net income of $29 billion, the highest level in over three years.  Driving the increase in profit was a reduction in loan loss provisions, which have decreased on a year-over-year basis for six consecutive quarters.  Loan generation continued to be weak, as most asset growth during the quarter occurred outside of the loan portfolio.  Weak loan demand has negatively impacted net operating revenue, which declined 3.2% on a year-over-year basis.  However, capital levels continued to improve as the industry average for the regulatory capital ratios rose to an all-time high.

The banking industry and SEC-registered companies continue to be impacted by new legislative and regulatory reform proposals.  On July 14, 2011, the Federal Reserve Board announced the approval of a final rule to repeal Regulation Q, which prohibited the payment of interest on demand deposits by member banks of the Federal Reserve System.  Beginning on July 21, 2011, member banks will be allowed to pay interest on demand deposits as established by the Dodd-Frank Act.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first six months of 2011:

•                  Net income for the three and six months ended June 30, 2011, was $3.8 million and $7.1 million, respectively, compared to a net loss of $3.8 million and $8.5 million for the same periods in 2010.

•                  Diluted earnings per share for the three and six months ended June 30, 2011, were $0.08 and $0.14, respectively, compared a diluted loss per share of $0.13 and $0.28, for the same periods in 2010.

•                  Earnings for the three and six months ended June 30, 2011 were negatively impacted by net losses on securities, other assets, OREO and OTTI of $1.0 million and $2.3 million, respectively.  For the same periods in 2010, net losses of $4.0 million and $5.5 million were recognized.

•                  Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2011, was $24.6 million and $49.1 million, respectively, compared to $24.3 million and $49.2 million for the same periods in 2010.

•                  The net interest margin on a tax-equivalent basis was 4.40% and 4.41% for the three and six months ended June 30, 2011, compared to 4.39% and 4.45% for the same periods in 2010.

•                  Gross loans increased $13.2 million at June 30, 2011 from December 31, 2010.

•                  Provision for loan and credit losses for the three and six months ended June 30, 2011, was $2.0 million and $3.6 million, respectively, compared to $10.4 million and $24.3 million for the comparable periods in 2010.  The provision for loan losses has decreased as credit quality has improved and the loan portfolio has decreased.

•                  Net loan charge-offs totaled $7.6 million for the six months ended June 30, 2011, or 0.46% of average loans during the period, compared to 1.8% for the same period in 2010.

•                  Nonperforming assets decreased to $65.1 million or 2.7% of total assets at June 30, 2011, compared to $67.8 million or 2.8% of total assets at December 31, 2010.

•                  The allowance for loan and credit losses decreased to 3.7% of total loans at June 30, 2011, compared to 4.0% at December 31, 2010.

•                  The Company’s total risk-based capital ratio was 16.0% at the end the second quarter of 2011 compared to 15.5% at the end of 2010.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At June 30, 2011, 26.2% or $634.6 million of total assets represented assets recorded at fair value on a recurring basis.  At June 30, 2011,

0.3% or $8.1 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis represented $70.2 million or 2.9% of total assets.

At June 30, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.3 million at June 30, 2011.  Investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets at the report date.  The Company recognized losses of $0.1 million and $0.4 million on the private-label MBS for the three and six months ended June 30, 2011, respectively.  Unrealized losses on the private-label MBS of $1.4 million were recorded in accumulated other comprehensive income at June 30, 2011.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at June 30, 2011 and December 31, 2010, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

OREO and repossessed assets represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  At the time of foreclosure, OREO is measured at fair value, less selling costs, which becomes its new costs basis.  Subsequent to acquisition, OREO is carried at the lower of cost or fair value, less selling costs.  Fair values are based on property appraisals, generally considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At June 30, 2011, the Company has recorded a net deferred tax asset of $16.0 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, an additional valuation allowance may be established.

We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  At June 30, 2011, the Company has a valuation allowance of $15.6 million that was established in 2010.  The Company did not increase or decrease the valuation allowance during the first half of 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such additional valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Financial Condition

Total assets at June 30, 2011 were $2.42 billion, increasing $23.1 million or 1.0% from $2.40 billion at December 31, 2010.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 92% of total assets.  Total liabilities at June 30, 2011 were $2.21 billion, increasing $15.9 million or 0.7% from $2.19 billion at December 31, 2010.  Liabilities are comprised primarily of deposits and securities sold under agreements to repurchase, collectively making up over 93% of total liabilities.  Shareholder equity at June 30, 2011 was $209.1 million, increasing $7.4 million or 3.7% from $201.7 million at December 31, 2010. The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments decreased slightly to 26.3% of total assets at June 30, 2011, from 26.9% at December 31, 2010.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  The entire corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

Purchases of $107.4 million during the first half of 2011 were primarily comprised of MBS and U.S. government agencies.  Maturities, sales, and paydowns of $106.6 million were attributed to the MBS and agencies portfolio.  The net unrealized gain on available-for-sale securities increased $4.0 million to $15.4 million at June 30, 2011 from $11.4 million at December 31, 2010.  OTTI of $0.1 million and $0.4 million on two private-label MBS was recognized during the three and six months ended June 30, 2011, respectively.  At June 30, 2011, an additional unrealized loss of $1.4 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

					% of
(in thousands)	June 30, 2011		% of	Unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Amortized cost	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities (MBS)	$388,936	$401,408	63.7%	$12,472	81.0%
U.S. government agencies	73,917	74,360	11.8%	443	2.9%
Trust preferred securities	99,734	102,560	16.3%	2,826	18.3%
Corporate debt securities	47,195	48,232	7.7%	1,037	6.7%
Private label MBS	3,699	2,324	0.4%	(1,375)	(8.9)%
Municipal securities	326	327	0.1%	1	0.0%
Total available for sale securities	$613,807	$629,211	100.0%	$15,404	100.0%

The Company also has Other Investments carried at cost with a value of $7.4 million at June 30, 2011, an increase of $0.4 million from $7.0 million at December 31, 2010.  During the six months ended June 30, 2011, the Company had net sales of $0.4 million of FHLB stock.  The Company’s investment is primarily related to a borrowing base maintained with the FHLB that is dependent upon the Company’s liquidity position.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

Loans.  Gross loans held for investment increased $13.2 million or approximately 1% to $1.66 billion at June 30, 2011 compared to December 31, 2010. During the six months ended June 30, 2011, the Company advanced $166.4 million in new credit relationships and an additional $116.8 million on existing lines.  Credit extensions during this period were offset by paydowns and maturities of $260.7 million and gross charge-offs of $9.3 million. Loan generation continues to be a challenge for both the Company and the industry and is the primary focus for the Company.

(in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
LOANS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Commercial	$592,390	37.1%	$565,145	35.8%	$570,928	35.2%
Real estate - mortgage	772,652	48.5%	783,675	49.7%	813,980	50.3%
Land acquisition & development	72,104	4.5%	83,871	5.3%	111,441	6.9%
Real estate - construction	76,605	4.8%	86,862	5.5%	99,519	6.1%
Consumer	104,887	6.6%	94,607	6.0%	72,289	4.5%
Other	38,312	2.4%	29,567	1.9%	19,682	1.2%
Gross loans	1,656,950	103.9%	1,643,727	104.2%	1,687,839	104.2%
Less allowance for loan losses	(61,920)	-3.9%	(65,892)	-4.2%	(67,961)	-4.2%
Net loans held for investment	1,595,030	100.0%	1,577,835	100.0%	1,619,878	100.0%
Loans held for sale	—	0.0%	—	0.0%	189	0.0%
Total net loans	$1,595,030	100.0%	$1,577,835	100.0%	$1,620,067	100.0%

Growth in gross loans during the six months ended June 30, 2011, was primarily the result of gains of $27.2 million in the commercial segment.  Growth in the consumer and other loan categories, increasing $10.3 million and $8.7 million, respectively, reflect concerted effort to promote newer products such as jumbo mortgages and tax-exempt financing. The real estate — mortgage, land acquisition and development (Land A&D) and construction segments collectively decreased $33.0 million from December 31, 2010.  The decrease in the Land A&D portfolios is the result of ongoing efforts to reduce high-risk loan concentration levels and at June 30, 2011, comprised 4.4% of gross loans compared to 5.1% at December 31, 2010.

The allowance for loan losses decreased $4.0 million during the six months ended June 2011 as a result of net charge-offs of $7.6 million, offset by $3.6 million in provision for loan losses.  See the Provision and Allowance for Loan and Credit Losses section and Note 6 of the Notes to the condensed consolidated financial statements for additional discussion.

Deferred Income Taxes.  Net deferred income taxes decreased $0.4 million to $16.0 million at June 30, 2011, from $16.4 million at December 31, 2010. The decrease was primarily related to an increase in the unrealized gain in the available for sale securities portfolio and the decrease in the allowance for loan and lease losses, offset by the change in fair value of interest-rate swaps and impairment charges on OREO.  The Company established a valuation allowance at December 31, 2010 in the amount of $15.6 million that was not adjusted during the first half of 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, future taxable income levels decrease, or lower levels of tax planning strategies are anticipated.

Other Real Estate Owned and Repossessed Assets.  OREO and repossessed assets decreased $1.4 million to $23.8 million at June 30, 2011 from $25.1 million at December 31, 2010.  During the first six months of 2011, the Company foreclosed on 14 properties with a fair value of $3.6 million; received sales proceeds of $2.6 million; and recognized losses on OREO sales and valuation adjustments of $2.6 million. At June 30, 2011, $10.6 million OREO was in Colorado and $13.0 million was in Arizona.  At June 30, 2011, the Company also has $0.2 million of other repossessed assets.

Other Assets.  Other Assets decreased $10.0 million to $39.6 million at June 30, 2011 from $49.6 million at December 31, 2010.  The change is primarily attributable to the following declines: cash deposits pledged to correspondent banks as collateral for confirming letters of credit ($7.4 million); prepaid expenses, primarily prepaid FDIC insurance assessments ($2.1 million); and taxes receivable ($1.2 million).

Deposits.  Total deposits increased $23.4 million to $1.91 billion at June 30, 2011 from $1.89 billion at December 31, 2010.  Noninterest-bearing demand deposits led growth among all deposit types for the six months ended June 30, 2011, increasing $55.2 million with NOW and money markets increasing an additional $50.1 million during the same period. Offsetting these increases was a $64.9 million decrease in reciprocal CDARS, which is primarily attributed to a single customer relationship.  The CDARS program is provided through a third party and designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports. The Company continues to grow its noninterest-

bearing deposits which represent 38.5% of total deposits at June 30, 2011, compared to 36.1% at December 31, 2010.

(in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
NOW and money market	$713,701	34.7%	$663,572	32.4%	$728,336	34.4%
Savings	10,221	0.5%	9,144	0.5%	9,568	0.5%
Eurodollar	94,047	4.6%	105,793	5.2%	108,864	5.1%
Certificates of deposits under $100,000	37,282	1.8%	41,845	2.0%	46,693	2.2%
Certificates of deposits $100,000 and over	227,968	11.1%	229,701	11.2%	309,718	14.6%
Reciprocal CDARS	92,817	4.5%	157,679	7.7%	179,515	8.5%
Brokered deposits	—	0.0%	100	0.0%	698	0.0%
Total interest-bearing deposits	1,176,036	57.2%	1,207,834	59.0%	1,383,392	65.3%
Noninterest-bearing demand deposits	736,692	35.8%	681,534	33.3%	583,052	27.5%
Customer repurchase agreements	144,843	7.0%	157,690	7.7%	151,623	7.2%
Total deposits and customer repurchase agreements	$2,057,571	100.0%	$2,047,058	100.0%	$2,118,067	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $12.8 million or 8.1% to $144.8 million at June 30, 2011, from $157.7 million at December 31, 2010.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. Significant growth in deposits and a reduction in the loan portfolio since the beginning of 2009 reduced the Company’s need for wholesale borrowings.  At June 30, 2011, there was $30.0 million in short-term borrowings outstanding compared to $14.0 million at December 31, 2010.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities will shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $10.6 million, or 27.1%, to $28.4 million at June 30, 2011, compared to $38.9 million at December 31, 2010.  The decrease is due to a decline of $12.1 million in liabilities accrued for investment purchases in 2010 and settled in 2011.  Offsetting the decline in part were increases in premiums due to insurance carriers for brokered transactions and the fair market value of derivatives in a liability position of $1.1 million and $1.7 million, respectively, since December 31, 2010.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2011	2010	Amount	%	2011	2010	Amount	%
INCOME STATEMENT DATA
Interest income	$28,177	$29,258	$(1,081)	(3.7)%	$56,368	$59,177	$(2,809)	(4.7)%
Interest expense	3,846	5,085	(1,239)	(24.4)%	7,793	10,251	(2,458)	(24.0)%
NET INTEREST INCOME BEFORE PROVISION	24,331	24,173	158	0.7%	48,575	48,926	(351)	(0.7)%
Provision for loan losses	1,982	10,444	(8,462)	(81.0)%	3,622	24,264	(20,642)	(85.1)%
NET INTEREST INCOME AFTER PROVISION	22,349	13,729	8,620	62.8%	44,953	24,662	20,291	82.3%
Noninterest income	8,790	9,753	(963)	(9.9)%	16,822	16,638	184	1.1%
Noninterest expense	25,253	29,451	(4,198)	(14.3)%	50,704	55,724	(5,020)	(9.0)%
INCOME (LOSS) BEFORE INCOME TAXES	5,886	(5,969)	11,855	(198.6)%	11,071	(14,424)	25,495	(176.8)%
Provision (benefit) for income taxes	2,047	(2,721)	4,768	(175.2)%	4,006	(6,157)	10,163	(165.1)%
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	3,839	(3,248)	7,087	(218.2)%	7,065	(8,267)	15,332	(185.5)%
Net loss attributable to noncontrolling interest	—	(521)	521	(100.0)%	—	(199)	199	(100.0)%
NET INCOME (LOSS)	$3,839	$(3,769)	$7,608	(201.9)%	$7,065	$(8,466)	$15,531	(183.5)%

The annualized return on average assets for the three and six months ended June 30, 2011 was 0.64% and 0.59%, respectively, compared to (0.62)% and (0.70)% for the same prior year periods.  The annualized return on average shareholders’ equity for the three and six months ended June 30, 2011 was 7.37% and 6.88%, respectively, compared to (6.70)% and (7.48)% for the same periods in 2010. Improvement in return on average assets and shareholders’ equity during the three and six months ended June 30, 2011 is primarily attributable to a reduction in the provision for loan losses of $8.5 million and $20.6 million, respectively, over the comparable prior year periods.  Also contributing to the improvement in the Company’s return on average assets and shareholders’ equity was a significant decline in noninterest expenses.   Noninterest expenses for the three and six months ended June 30, 2011 declined $4.2 million and $5.0 million, respectively, over the comparable prior year periods primarily due to declines in losses on securities and OREO as well as declines in OREO and loan workout costs.  The Company’s efficiency ratio was 73.40% and 74.01% for the three and six months ended June 30, 2011, respectively, compared to 76.04% and 76.88% for the same periods in 2010.

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin. The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  The FOMC has held the target federal funds rate at a range of 0-25 basis points since December 2008.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$36,953	$38	0.41%	$25,433	$43	0.67%
Investment securities (2)	621,276	5,864	3.78%	540,887	5,472	4.05%
Loans (2), (3)	1,648,368	22,584	5.42%	1,728,237	23,855	5.46%
Allowance for loan losses	(62,270)			(73,354)
Total interest-earning assets	$2,244,327	$28,486	4.88%	$2,221,203	$29,370	5.06%

Noninterest-earning assets	160,339			213,540
Total assets	$2,404,666			$2,434,743

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$721,222	$1,181	0.66%	$733,826	$1,259	0.69%
Savings	9,870	5	0.20%	9,769	7	0.29%
Eurodollar	93,224	174	0.74%	103,447	264	1.01%
Certificates of deposit
Brokered under $100,000	—	—	0.00%	1,022	6	2.35%
Reciprocal CDARS	97,478	144	0.59%	181,598	439	0.97%
Under $100,000	38,794	93	0.96%	48,328	180	1.49%
$100,000 and over	232,456	535	0.92%	326,490	1,128	1.39%
Total interest-bearing deposits	$1,193,044	$2,132	0.72%	$1,404,480	$3,283	0.94%
Other borrowings
Securities sold under agreements to repurchase	160,832	209	0.51%	139,383	296	0.84%
Other short-term borrowings	7,795	4	0.20%	3,845	5	0.51%
Long term-debt	93,150	1,501	6.37%	93,150	1,501	6.37%
Total interest-bearing liabilities	$1,454,821	$3,846	1.05%	$1,640,858	$5,085	1.24%
Noninterest-bearing demand accounts	717,338			548,256
Total deposits and interest-bearing liabilities	2,172,159			2,189,114
Other noninterest-bearing liabilities	26,621			19,297
Total liabilities	2,198,780			2,208,411
Total equity	205,886			226,332
Total liabilities and equity	$2,404,666			$2,434,743
Net interest income - taxable equivalent		$24,640			$24,285
Net interest spread			3.83%			3.83%
Net interest margin			4.40%			4.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	154.27%			135.37%

	For the six months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$38,095	$75	0.39%	$21,341	$62	0.58%
Investment securities (2)	625,159	11,855	3.79%	539,212	11,405	4.23%
Loans (2), (3)	1,646,834	44,953	5.43%	1,741,238	47,993	5.48%
Allowance for loan losses	(64,053)			(73,839)
Total interest earning-assets	$2,246,035	$56,883	4.89%	$2,227,952	$59,460	5.13%

Noninterest-earning assets	162,044			204,940
Total assets	$2,408,079			$2,432,892

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$698,922	$2,287	0.66%	$718,975	$2,589	0.73%
Savings	9,618	10	0.21%	10,086	17	0.34%
Eurodollar	95,433	356	0.74%	107,679	526	0.97%
Certificates of deposit
Brokered under $100,000	10	—	1.37%	3,305	36	2.20%
Reciprocal CDARS	123,391	407	0.67%	177,828	945	1.07%
Under $100,000	40,035	200	1.01%	49,758	394	1.60%
$100,000 and over	230,941	1,124	0.98%	335,855	2,486	1.49%
Total interest-bearing deposits	$1,198,350	$4,384	0.74%	$1,403,486	$6,993	1.00%
Other borrowings
Securities sold under agreements to repurchase	158,826	416	0.52%	135,840	587	0.86%
Other short-term borrowings	7,032	9	0.25%	13,659	21	0.31%
Long-term debt	93,150	2,984	6.37%	93,150	2,650	5.66%
Total interest-bearing liabilities	$1,457,358	$7,793	1.07%	$1,646,135	$10,251	1.25%
Noninterest-bearing demand accounts	719,314			540,045
Total deposits and interest-bearing liabilities	2,176,672			2,186,180
Other noninterest-bearing liabilities	24,268			17,626
Total liabilities	2,200,940			2,203,806
Total equity	207,139			229,086
Total liabilities and equity	$2,408,079			$2,432,892
Net interest income - taxable equivalent		$49,090			$49,209
Net interest spread			3.82%			3.88%
Net interest margin			4.41%			4.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	154.12%			135.34%

(1)          Average yield or cost for the three and six months ended June 30, 2011 and 2010 has been annualized, and is not necessarily indicative of results for the entire year.

(2)          Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)          Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a tax-equivalent basis for the three and six months ended June 30, 2011 remained relatively consistent with a fluctuation of $0.4 million and $(0.1) million over the comparable prior-year periods.  Average interest-earning asset balances have increased $23.1 million and $18.1 million for the three and six months ended June 30, 2011, respectively.  Low growth in the loan portfolio during previous quarters has resulted in net loans comprising 70% of average interest-earning assets for the six months ended June 30, 2011 compared to 75% a year earlier.  The Company’s improved liquidity over the past year coupled with weak loan growth has led to higher balances in lower-yielding assets such as investment securities and interest bearing cash deposits and federal funds sold.  Average investment security balances comprised 28% of average interest-earning assets for the six months ended at June 30, 2011 compared to 24% a year earlier.  The Company expects to redeploy its excess liquidity into higher yielding loans in future quarters.  The decline in interest income resulting from the change in the composition of the interest-earning asset balance was partially offset by an overall reduction in interest expense. Declining deposit interest costs were attributed both to changes in deposit composition and rate declines.  Higher yielding CDs and Eurodollar have shifted to noninterest bearing demand deposits and securities sold under agreement to repurchase.  However, rates associated with the junior subordinated debt, which were effectively fixed late in the first quarter of 2010, increased (see Note 8 to the condensed consolidated financial statements). For the three and six months ending June 30, 2011, compared to the same periods in 2010, the yield on average interest-earning assets decreased 18 basis points and 24 basis points to 4.88% and 4.89%, respectively.  Rates on average interest-bearing liabilities for the three and six months ended June 30, 2011 decreased approximately 18 basis points to 1.05% and 1.07%, respectively, over the comparable prior year periods.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2011	2010	Amount	%	2011	2010	Amount	%
NONINTEREST INCOME
Service charges	$1,224	$1,269	$(45)	(3.5)%	$2,463	$2,527	$(64)	(2.5)%
Investment advisory and trust income	1,543	1,457	86	5.9%	2,969	2,826	143	5.1%
Insurance income	3,288	3,529	(241)	(6.8)%	6,681	6,702	(21)	(0.3)%
Investment banking income	857	1,789	(932)	(52.1)%	1,601	2,090	(489)	(23.4)%
Other income	1,878	1,709	169	9.9%	3,108	2,493	615	24.7%
Total noninterest income	$8,790	$9,753	$(963)	(9.9)%	$16,822	$16,638	$184	1.1%

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

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were slightly lower for the three and six months ended June 30, 2011, compared to the same periods in 2010.

Investment Advisory and Trust Income.  Investment advisory and trust income for the three and six months ended June 30, 2011, showed improvement over the prior year period.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.

At June 30, 2011, discretionary AUM, comprised primarily of equity securities, increased $114.3 million to $832.7 million compared to $718.4 million one year earlier.  Total AUM (discretionary and custodial assets) was $1.61 billion at June 30, 2011 compared to $1.55 billion at December 31, 2010 and $1.47 billion a year earlier.

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

For the three and six months ended on June 30, 2011 and 2010, insurance revenues were earned from the following product lines:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Wealth transfer and executive compensation	23.7%	31.6%	23.4%	28.1%
Benefits consulting	31.2%	22.4%	29.4%	23.8%
Property and casualty	43.2%	43.1%	45.2%	45.6%
Fee income	1.9%	2.9%	2.0%	2.5%
	100.0%	100.0%	100.0%	100.0%

Insurance income decreased $0.2 million or 6.8% to $3.3 million during the three months ended June 30, 2011, compared to the same period in 2010.  During the first half of 2011, insurance income remained comparable to prior year.  The decrease for the second quarter of 2011, over the comparable quarter in prior year, is primarily attributable to a decline in commissions earned on the sale of life insurance products.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and six months ended June 30, 2011, decreased $0.9 million and $0.5 million, respectively, compared to the same periods in 2010 due to lower retainer fees and success fees.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.2 million and $0.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to earnings on equity method investments and revenue earned on the sale of interest-rate swaps to commercial banking clients.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2011	2010	Amount	%	2011	2010	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$15,953	$14,618	$1,335	9.1%	$30,676	$29,565	$1,111	3.8%
Share-based compensation expense	341	437	(96)	(22.0)%	765	856	(91)	(10.6)%
Occupancy expenses, premises and equipment	3,322	3,412	(90)	(2.6)%	6,676	6,846	(170)	(2.5)%
Amortization of intangibles	159	160	(1)	(0.6)%	319	321	(2)	(0.6)%
FDIC and other assessments	934	1,321	(387)	(29.3)%	2,274	2,561	(287)	(11.2)%
Other real estate owned and loan workout costs	640	1,943	(1,303)	(67.1)%	1,833	3,226	(1,393)	(43.2)%
Net OTTI on securities recognized in earnings	137	110	27	24.5%	371	309	62	20.1%
Loss on securities, other assets and OREO	806	3,938	(3,132)	(79.5)%	1,934	5,162	(3,228)	(62.5)%
Other operating expenses	2,961	3,512	(551)	(15.7)%	5,856	6,878	(1,022)	(14.9)%
Total noninterest expenses	$25,253	$29,451	$(4,198)	(14.3)%	$50,704	$55,724	$(5,020)	(9.0)%

Salaries and Employee Benefits.  Salaries and employee benefits increased $1.3 million or 9.1% and $1.1 million or 3.58% during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The increase is primarily attributable to increases in bonuses and salaries.    Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year.  Annual merit increases were effective in April 2011, contributing to the increase in the three months ended June 30, 2011, compared to the same period in 2010.  The Company’s full-time equivalent employees increased slightly to 547 at June 30, 2011 from 544 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees  and reward and retain existing employees.  Share-based compensation decreased $0.1 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease was due to the cancellation of share-based awards that did not meet specified performance metrics in the second quarter of 2011.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs decreased $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  The decrease is attributed primarily to declines in common area management fees on leased facilities.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors and capital structure.  FDIC and other assessments decreased $0.4 million and $0.3 million for the three and six months ended June 30, 2011, respectively, over the comparable prior year periods.  The FDIC assessments calculation and base rates changed in the second quarter of 2011, reducing the Company’s cost.

OREO and Loan Workout Costs.  For the three and six months ended June 30, 2011, carrying costs and workout expenses of nonperforming loans and OREO decreased $1.3 million or 67.1% and $1.4 million or 43.2%, respectively, compared to the same periods in 2010. The decline in OREO and loan workout costs is consistent with the significant decrease of $19.9 million or 33% in nonaccrual loans over the prior year to $41.0 million at June 30, 2011.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the three and six months ended June 30, 2011, the Company recognized $0.1 million and $0.4 million in OTTI, respectively, related to two private-label MBS. At June 30, 2011, an additional unrealized loss of $1.4 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics worsen in the future.  Private-label MBS comprise 0.4% of the carrying value of the overall available for sale portfolio.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	Three months ended June 30,				Six months ended June 30,
			Increase/(decrease)				Increase/(decrease)
(in thousands)	2011	2010	Amount	%	2011	2010	Amount	%

OREO	$1,457	$3,651	$(2,194)	(60.1)%	$2,558	$4,596	$(2,038)	(44.3)%
Investment securities	(651)	132	(783)	(593.2)%	(651)	139	(790)	(568.3)%
Loans held for sale	—	—	—	0.0%	—	349	(349)	(100.0)%
Other	—	155	(155)	100.0%	27	78	(51)	(65.4)%
	$806	$3,938	$(3,132)		$1,934	$5,162	$(3,228)

OREO losses of $1.5 million for the three months ended June 30, 2011, related primarily to a valuation adjustment on a single property comprising 27% of the OREO portfolio.  Remaining year-to-date OREO losses of $1.1 million represent valuation adjustment on two properties in the portfolio.  The Company recognized a $0.6 million gain on investment securities during the three months ended June 30, 2011, related to a tender offer on a corporate bond by the issuer.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three and six months ended June 30, 2011, decreased $0.6 million and $1.0 million, respectively, compared to the prior year periods.  Legal and professional services expenses are the major contributors to the decline in other operating expenses.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Increase /	Six months ended June 30,		Increase /
(in thousands)	2011	2010	(decrease)	2011	2010	(decrease)

Provision for loan losses	$1,982	$10,444	$(8,462)	$3,622	$24,264	$(20,642)
Provison for credit losses (included in other expenses)	—	—	$—	—	—	—
Total provision for loan and credit losses	$1,982	$10,444	$(8,462)	$3,622	$24,264	$(20,642)

The decrease in the provision for loan and credit losses of $8.5 million and $20.6 million for the three and six months ended June 30, 2011, respectively, over the comparable prior year periods is primarily attributable to an improving trend in new problem loans and an overall improvement in asset quality.  The Company’s improvement with respect to asset quality is consistent with overall industry trends.  Loan loss provisions for the first quarter of 2011 for FDIC-insured institutions were less than 50% of provisions a year earlier.  Additionally, the first quarter of 2011 marked the sixth consecutive quarter of loan loss provision declines according to the FDIC.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At June 30, 2011, the allowance for loan and credit losses was 3.74% of total loans, compared to 4.01% at December 31, 2010, and 4.04% at June 30, 2010.  The combination recent improvement of loan performance and proactive provisioning resulted in a higher ratio of allowance for loan and credit losses to nonperforming loans at

June 30, 2011 (149.86%) and at December 31, 2010 (154.33%) as compared to June 30, 2010 (109.91%).  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and six months ended June 30, 2011, the Company had net charge-offs of $2.1 million and $ 7.6 million, respectively, compared to $14.4 million and $31.4 million for the same periods a year earlier.  Approximately 62% of the total year-to-date net charge-offs were generated by Colorado relationships while 38% were generated by Arizona relationships.  The great majority of net charge-offs is concentrated within three categories:  real estate — construction (43%), real estate — mortgage (23%), and commercial (21%). Net charge-offs relating to a single Colorado relationship represented approximately 43% of total net charge-offs year-to-date.

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

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Balance of allowance for loan losses at beginning of period	$65,892	$75,116	$75,116
Charge-offs:
Commercial	2,354	8,357	4,902
Real estate — mortgage	2,227	11,490	6,658
Land acquisition and development	1,233	23,077	18,380
Real estate — construction	3,285	6,181	3,754
Consumer	200	1,079	240
Other	—	443	438
Total charge-offs	9,299	50,627	34,372
Recoveries:
Commercial	759	2,361	778
Real estate — mortgage	477	451	151
Land acquisition and development	378	2,662	1,893
Real estate — construction	16	655	2
Consumer	75	134	118
Other	—	13	11
Total recoveries	1,705	6,276	2,953
Net charge-offs	(7,594)	(44,351)	(31,419)
Provision for loan losses charged to operations	3,622	35,127	24,264
Balance of allowance for loan losses at end of period	$61,920	$65,892	$67,961

Balance of allowance for credit losses at beginning of period	$61	$155	$155
Provision for credit losses charged to operations	—	(94)	—
Balance of allowance for credit losses at end of period	$61	$61	$155

Total provision for loan and credit losses charged to operations	$3,622	$35,033	$24,264

Ratio of net charge-offs to average loans	0.46%	2.62%	1.80%

Average loans outstanding during the period	$1,648,368	$1,693,546	$1,741,238

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2011	2010	2010
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$360	$202	$1,060
Nonaccrual loans:
Commercial	7,112	8,722	9,879
Real estate - mortgage	15,714	8,446	24,953
Land acquisition and development	6,349	9,690	16,745
Real estate - construction	9,178	12,614	8,252
Consumer and other	2,647	3,060	1,085
Total nonaccrual loans	41,000	42,532	60,914
Total nonperforming loans	41,360	42,734	61,974
OREO and repossessed assets	23,748	25,095	30,912
Total nonperforming assets	$65,108	$67,829	$92,886

Allowance for loan losses	$61,920	$65,892	$67,961
Allowance for credit losses	61	61	155
Allowance for loan and credit losses	$61,981	$65,953	$68,116
Nonperforming assets to total assets	2.69%	2.83%	3.78%
Nonperforming loans to total loans	2.50%	2.60%	3.67%
Nnonperforming loans and OREO to total loans and OREO	3.87%	4.06%	5.40%
Allowance for Loan and Credit Losses to Total Loans (excluding loans held for sale)	3.74%	4.01%	4.04%
Allowance for loan and credit losses to nonperforming loans	149.86%	154.33%	109.91%

Nonperforming assets of $65.1 million at June 30, 2011 were equally allocated between the Company’s two markets, Colorado and Arizona.  OREO and repossessed assets represent 36% of total nonperforming assets while the remaining 64% is comprised of nonaccrual and 90-day past due and still accruing interest loans.  Nonperforming loans as a percentage of total nonperforming loans are concentrated primarily within the real estate mortgage (38%), construction (22%), and commercial (18%) loan segments.  Nonperforming assets have improved during the last three quarters.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Prior to July 1, 2010, the Company reported five operating segments: Commercial Banking, Investment Banking, Investment Advisory and Trust, Insurance and Corporate Support and Other.  In third quarter of 2010 the Company changed its segments, which included renaming Investment Advisory and Trust to Wealth Management.  All prior period disclosures in the following tables have been adjusted to conform to the current presentation.

Certain financial metrics and discussion of the results for the three and six months ended June 30, 2011 and 2010, of each operating segment, are presented below.

COMMERCIAL BANKING	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	Amount	%	2011	2010	Amount	%
Income Statement
Net interest income	$25,577	$25,260	$317	1.3%	$51,014	$50,731	$283.6%
Provision for loan losses	584	8,326	(7,742)	(93.0)%	1,911	19,687	(17,776)	(90.3)%
Noninterest income	3,065	2,343	722	30.8%	5,524	4,739	785	16.6%
Noninterest expense	7,526	11,774	(4,248)	(36.1)%	15,624	20,553	(4,929)	(24.0)%
Provision (benefit) for income taxes	7,409	2,665	4,744	178.0%	14,361	5,168	9,193	177.9%
Net income (loss) before management fees and overhead	13,123	4,838	8,285	171.2%	24,642	10,062	— 14,580	144.9%
Management fees and overhead allocations, net of tax	5,213	6,043	(830)	(13.7)%	11,358	12,119	— (761)	(6.3)%
Net income (loss)	$7,910	$(1,205)	$9,115	756.4%	$13,284	$(2,057)	$15,341	745.8%

Other information
Full-time equivalent employees	207.9	209.6			206.9	209.0

Earnings for the Commercial Banking segment during the three and six months ended June 30, 2011, increased $9.1 million and $15.3 million, respectively, compared to the same periods in 2010. The increase is primarily the result of a decrease in provision for loan losses and noninterest expense offset by increased tax provision expense.  The provision decline relates directly to the Company’s early efforts to proactively reserve for problem loans when repayment risks were first identified.  Since 2009, the Company has taken deliberate action to reduce high-risk loan concentrations and improve overall asset quality.  Provision expense has decreased each quarter since peaking in the second quarter of 2009. The decrease in noninterest expense is primarily comprised of OREO and loan workout expenses and losses on securities, other assets and OREO.

INVESTMENT BANKING	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	Amount	%	2011	2010	Amount	%
Income Statement
Net interest income	$2	$2	$—	(100.0)%	$5	$3	$2	66.7%
Noninterest income	857	1,789	(932)	(52.1)%	1,601	2,090	(489)	(23.4)%
Noninterest expense	980	1,179	(199)	(16.9)%	1,873	2,155	(282)	(13.1)%
Provision (benefit) for income taxes	(52)	245	(297)	(121.2)%	(110)	(26)	(84)	(323.1)%
Net income (loss) before management fees and overhead	(69)	367	(436)	(118.8)%	(157)	(36)	(121)	(336.1)%
Management fees and overhead allocations, net of tax	36	41	(5)	(12.2)%	71	82	(11)	(13.4)%
Net income (loss)	$(105)	$326	$(431)	(132.2)%	$(228)	$(118)	$(110)	(93.2)%

Other information
Full-time equivalent employees	19.9	22.8			19.2	22.5

Earnings for the Investment Banking segment decreased $0.4 million and $0.1 million for the three and six month periods ended June 30, 2011, respectively, compared to the year earlier periods.  The segment closed two transactions during the first half of 2011, while three transactions were closed in 2010.

WEALTH MANAGEMENT	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	Amount	%	2011	2010	Amount	%
Income Statement
Net interest income	$(11)	$(18)	$7	38.9%	$(24)	$(27)	$3	11.1%
Noninterest income	2,381	2,653	(272)	(10.3)%	4,661	4,851	(190)	(3.9)%
Noninterest expense	2,388	2,685	(297)	(11.1)%	4,776	4,964	(188)	(3.8)%
Provision (benefit) for income taxes	(14)	45	(59)	(131.1)%	(68)	(54)	(14)	(25.9)%
Net income (loss) before management fees and overhead	(4)	(95)	91	95.8%	(71)	(86)	15	17.4%
Management fees and overhead allocations, net of tax	157	207	(50)	(24.2)%	308	377	(69)	(18.3)%
Net income (loss)	$(161)	$(302)	$141	46.7%	$(379)	$(463)	$84	18.1%

Other information
Full-time equivalent employees	56.6	56.4			56.9	55.6

Net loss for the Wealth Management segment decreased $0.1 million for the three and six month periods ended June 30, 2011, compared to the year earlier periods.  Revenue generated from wealth transfer transactions (typically facilitated through the use of whole life insurance products) and from investment advisory decreased 10.3% and 3.9%, during the three and six months ended June 30, 2011, respectively, compared to the prior year periods.  The decrease in noninterest expense offset the declines in revenue.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale. Over the past several quarters these revenues have been lower than historical standards due to broader economic uncertainties.  Whole life products generally require large, up-front cash premiums and potential clients have hesitated to make this investment.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the larger equity markets.

Discretionary AUM at June 30, 2011, increased $114.3 million or 15.9% to $832.7 million compared to $718.4 million a year earlier. Total AUM, including custody and advisory assets, were $1.61 billion and $1.47 billion at June 30, 2011 and 2010, respectively.

INSURANCE	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	Amount	%	2011	2010	Amount	%
Income Statement
Net interest income	$(1)	$(3)	$2	66.7%	$(3)	$(6)	$3	—
Noninterest income	2,450	2,333	117	5.0%	4,989	4,677	312	6.7%
Noninterest expense	2,307	2,180	127	5.8%	4,668	4,554	114	2.5%
Provision (benefit) for income taxes	58	(7)	65	928.6%	129	51	78	152.9%
Net income (loss) before management fees and overhead	84	157	(73)	(46.5)%	189	66	123	186.4%
Management fees and overhead allocations, net of tax	87	87	—	(100.0)%	173	173	—	(100.0)%
Net income (loss)	$(3)	$70	$(73)	(104.3)%	$16	$(107)	$123	115.0%

Other information
Full-time equivalent employees	52.9	52.0			52.2	54.2

Earnings for the three months ended June 30, 2011 decreased $0.1 million over the comparable prior year period.  For the six months ended June 30, 2011, earnings increased $0.1 million over the comparable prior year period.  Year-to-date revenue growth was primarily attributed to the employee benefit business.  The employee benefit group upgraded its sales staff in 2010 and as a result is experiencing an increase in new business.

Employee benefits sales commissions have faced pressure in recent quarters as clients have responded to the economy by reducing headcount and reducing coverage.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists, and clients have changed limits and their revenues, payrolls and property valuations have declined.

The P&C industry continues to experience a soft premium market and revenue gains are largely dependent on volume growth.  The Employee Benefits business remains attentive to new healthcare legislation and the potential impact on its current and prospective clients.  The Company has a large client base to which it could potentially cross-sell insurance business products.  The Company has focused on refining its internal referral program to maximize its cross-sell opportunities.

CORPORATE SUPPORT	Three months ended June 30,		Increase/(decrease)		Six months ended June 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	Amount	%	2011	2010	Amount	%
Income Statement
Net interest income	$(1,236)	$(1,068)	$(168)	(15.7)%	$(2,417)	$(1,775)	$(642)	(36.2)%
Provision for loan losses	1,398	2,118	(720)	-34.0%	1,711	4,577	(2,866)	-62.6%
Noninterest income	37	635	(598)	-94.2%	47	281	(234)	-83.3%
Noninterest expense	12,052	11,633	419	3.6%	23,763	23,498	265	1.1%
Benefit for income taxes	(5,354)	(5,669)	315	5.6%	(10,306)	(11,296)	990	8.8%
Net income (loss) before management fees and overhead	(9,295)	(8,515)	(780)	-9.2%	(17,538)	(18,273)	735	4.0%
Management fees and overhead allocations, net of tax	(5,493)	(6,378)	885	13.9%	(11,910)	(12,751)	841	6.6%
Net income attributable to noncontrolling interest	—	(521)	521	100.0%	—	(199)	199	100.0%
Net income (loss)	$(3,802)	$(2,658)	$(1,144)	(43.0)%	$(5,628)	$(5,721)	$93	1.6%

Other information
Full-time equivalent employees	208.6	203.8			209.0	202.4

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

Net loss for the Corporate Support and Other segment increased $1.1 million for the three months ended June 30, 2011, compared to the year earlier period.  The net loss for the six months ended June 30, 2011 remained consistent with the comparable prior year period.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt (see Note 9 to the condensed consolidated financial statements).  Late in the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest-rate swaps (see Note 8 to the condensed consolidated financial statements).  The decrease in net interest income is attributable to a decrease in interest income on the loan portfolio the Parent purchased from the Bank in 2009.

The provision for loan losses relates to the non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Costs during the current periods were stable, as compared to prior periods

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2011:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	30,000	—	—	—	30,000
Repurchase agreements (1)	144,843	—	—	—	144,843
Operating lease obligations	5,873	9,935	8,613	6,676	31,097
Long-term debt obligations (2)	6,023	31,371	7,501	115,631	160,526
Preferred Stock, Series B dividend (3)	3,223	69,191	—	—	72,414
Supplemental executive retirement plan	—	—	—	3,232	3,232
Total contractual obligations	$189,962	$110,497	$16,114	$125,539	$442,112

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 9 to the Condensed Consolidated Financial Statements for a schedule of specific maturities and possible call dates.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $6.0 million due “Within one year”, $10.4 million due “After one but within three years”, $7.5 million due “After three but within five years” and $43.5 million due “After five years.”  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2011, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$360,828	$122,790	$18,056	$3,411	$505,085
Standby letters of credit	41,486	3,859	3,223	—	48,568
Commercial letters of credit	258	—	—	—	258
Unfunded commitments for unconsolidated investments	5,525	—	—	—	5,525
Company guarantees	1,219	—	—	—	1,219
Total commitments	$409,316	$126,649	$21,279	$3,411	$560,655

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the liquidity, credit enhancement and financing needs of its customers.  These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.  Credit risk is the principal risk associated with these instruments.  The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

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

Approximately $31.5 million of total loan commitments at June 30, 2011 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2011 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. The objective of liquidity management is to ensure the Company has the ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, debt payments, expenses of its operations and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $50.0 million at June 30, 2011, compared to $24.2 million at December 31, 2010. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 86.6% at June 30, 2011, from 87.0% at December 31, 2010, and was in line with the 4-quarter period ending average of 86.1%. This has allowed the Company to maintain low levels of wholesale borrowings which historically bear a higher cost than core deposits. At June 30, 2011, the Company had $30.0 million in outstanding borrowings with the FHLB.  Average wholesale borrowings were $7.0 million during the six months ended June 30, 2011, an increase from the 2010 fiscal year average of $4.6 million. The Company has no brokered deposits at June 30, 2011 and core deposits represent 100% of the Company’s deposit base.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2011, the Bank has approved federal funds purchase lines with six correspondent banks with an aggregate credit line of $155.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2011, totaled $426.6 million or 18.4% of the Company’s earning assets.  Available funding is comprised of $155.0 million through the unsecured federal fund lines and $271.6 million in secured FHLB borrowing capacity. The Company had $112.8 million in securities available to be pledged as collateral for additional FHLB borrowings at June 30, 2011.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. Although the Company’s aggregate correspondent credit lines decreased $80.0 million during 2010 due to three lines becoming unavailable in reaction to an overall tightening in the credit markets, it believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At June 30, 2011, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the prior two years, net of dividends paid during those years, were negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 13 of the notes to the condensed consolidated financial statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2011, the holding company had a liquidity position that provides for approximately 2.4 years of liquidity.

At June 30, 2011, shareholders’ equity totaled $209.1 million, a $7.4 million increase from December 31, 2010.  The increase was primarily due to $7.1 million in net income; an increase of $1.7 million in other comprehensive income resulting from net unrealized gains on derivatives and available for sale securities; and $0.9 million in stock-based compensation expense, and employee stock purchase plan activity.  These increases were offset by dividends paid on preferred stock of $1.6 million; and dividends paid on common stock of $0.7 million.

We anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe the Company will be able to sustain its ability to raise adequate capital through one or more of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2011, the Bank was well-capitalized with a Tier 1 Capital ratio of 11.1% and Total Capital ratio of 12.4%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2011, was 13.4% and its Total Capital ratio 16.0%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2011, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II.  OTHER INFORMATION

Item 6.                                                           Exhibits

Exhibits and Index of Exhibits.

10.1                                       Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.

31.1                                       Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2                                       Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1                                       Section 1350 Certification of the Chief Executive Officer.

32.2                                       Section 1350 Certification of the Chief Financial Officer.

101                                          Pursuant to Rule 405 of Regulation S-T, the following materials from CoBiz Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income and Comprehensive Income (Loss), (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 29, 2011	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 29, 2011	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer