Form 10-Q
period 2011-09-30
COBIZ FINANCIAL INC
filed 2011-10-31
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

(303) 312-3400

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

There were 37,067,458 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 28, 2011.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements  (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At September 30, 2011 and December 31, 2010

(unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2011	2010
Assets
Cash and due from banks	$40,625	$15,929
Interest-bearing deposits and federal funds sold	9,813	8,237
Total cash and cash equivalents	50,438	24,166

Investment securities available for sale (cost of $601,807 and $626,023, respectively)	612,804	637,444
Investment securities held to maturity (fair value of $247 and $270, respectively)	240	262
Other investments	9,535	6,962
Total investments	622,579	644,668

Loans, net of allowance for loan losses of $59,695 and $65,892, respectively	1,600,104	1,577,835
Intangible assets, net of amortization of $5,030 and $4,551, respectively	3,558	4,119
Bank-owned life insurance	39,425	36,043
Premises and equipment, net of depreciation of $31,700 and $29,433, respectively	8,146	9,048
Accrued interest receivable	8,139	8,081
Deferred income taxes, net	18,829	16,449
Other real estate owned and repossessed assets, net of valuation allowance of $8,867 and $5,879, respectively	20,986	25,095
Other	43,848	49,584
TOTAL ASSETS	$2,416,052	$2,395,088

Liabilities
Deposits
Demand	$707,606	$681,534
NOW and money market	718,689	663,572
Savings	10,251	9,144
Eurodollar	104,971	105,793
Certificates of deposits	339,000	429,325
Total deposits	1,880,517	1,889,368
Securities sold under agreements to repurchase	131,877	157,690
Other short-term borrowings	74,373	14,012
Accrued interest and other liabilities	36,794	38,930
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,216,711	2,193,150

Commitments and Contingencies

Shareholders’ Equity
Cumulative preferred, $.01 par value; 2,000,000 shares authorized; and 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 37,067,458 and 36,876,658 issued and outstanding, respectively	367	366
Additional paid-in capital	221,794	225,454
Accumulated deficit	(24,438)	(30,414)
Accumulated other comprehensive income, net of income tax of $992 and $3,882, respectively	1,617	6,331
TOTAL SHAREHOLDERS’ EQUITY	199,341	201,738
Noncontrolling interest	—	200
TOTAL EQUITY	199,341	201,938
TOTAL LIABILITIES AND EQUITY	$2,416,052	$2,395,088

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Three and nine months ended September 30, 2011 and 2010

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$22,186	$23,247	$66,657	$71,020
Interest and dividends on investment securities:
Taxable securities	5,337	5,148	17,035	16,196
Nontaxable securities	2	9	9	44
Dividends on securities	59	102	176	361
Federal funds sold and other	28	44	103	106
Total interest income	27,612	28,550	83,980	87,727
INTEREST EXPENSE:
Interest on deposits	1,896	2,866	6,280	9,859
Interest on short-term borrowings and securities sold under agreements to repurchase	225	276	650	884
Interest on subordinated debentures	1,517	1,521	4,501	4,171
Total interest expense	3,638	4,663	11,431	14,914
NET INTEREST INCOME BEFORE PROVISION	23,974	23,887	72,549	72,813
Provision for loan losses	—	7,344	3,622	31,608
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,974	16,543	68,927	41,205
NONINTEREST INCOME:
Service charges	1,274	1,252	3,737	3,779
Investment advisory and trust income	1,291	1,298	4,260	4,124
Insurance income	2,952	3,173	9,633	9,875
Investment banking income	205	794	1,806	2,884
Other income	329	1,496	3,437	3,989
Total noninterest income	6,051	8,013	22,873	24,651
NONINTEREST EXPENSE:
Salaries and employee benefits	14,584	14,904	46,025	45,325
Occupancy expenses, premises and equipment	3,358	3,459	10,034	10,305
Amortization of intangibles	160	161	479	482
FDIC and other assessments	627	1,370	2,901	3,931
Other real estate owned and loan workout costs	821	1,364	2,654	4,590
Net other than temporary impairment losses on securities recognized in earnings	136	70	507	379
Loss on securities, other assets and other real estate owned	720	1,227	2,654	6,389
Other	2,824	3,664	8,680	10,542
Total noninterest expense	23,230	26,219	73,934	81,943
INCOME (LOSS) BEFORE INCOME TAXES	6,795	(1,663)	17,866	(16,087)
Provision (benefit) for income taxes	2,352	234	6,358	(5,923)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	4,443	(1,897)	11,508	(10,164)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(199)
NET INCOME (LOSS)	$4,443	$(1,897)	$11,508	$(10,363)

UNREALIZED DEPRECIATION ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of tax	(6,455)	(79)	(4,714)	(2,794)
COMPREHENSIVE INCOME (LOSS)	$(2,012)	$(1,976)	$6,794	$(13,157)

EARNINGS PER SHARE:
Basic	$0.05	$(0.08)	$0.19	$(0.36)
Diluted	$0.05	$(0.08)	$0.19	$(0.36)

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(unaudited)

	For the nine months ended September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,508	$(10,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	1,866	1,101
Depreciation and amortization	2,770	2,934
Amortization of net loan fees	(422)	(129)
Provision for loan and credit losses	3,622	31,608
Stock-based compensation	1,137	1,180
Federal Home Loan Bank stock dividend	(8)	(188)
Deferred income taxes	650	(760)
Increase in cash surrender value of bank-owned life insurance	(896)	(904)
Excess tax benefit from stock-based compensation	—	(10)
Supplemental executive retirement plan	99	513
Loss on securities, other assets and other real estate owned	3,161	6,817
Other operating activities, net	186	(639)
Changes in operating assets and liabilities:
Restricted cash	—	(5,007)
Accrued interest and other liabilities	(1,519)	4,152
Accrued interest receivable	129	(101)
Other assets	564	(1,855)
Net cash provided by operating activities	22,847	28,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(3,315)	(558)
Proceeds from other investments	1,881	11,544
Purchases of investment securities available for sale	(158,532)	(255,067)
Proceeds from sale of investment securities available for sale	8,916	365
Maturities of investment securities available for sale	160,056	222,124
Maturities of investment securities held to maturity	22	32
Restricted cash	7,359	—
Purchase of bank-owned life insurance	(2,486)	—
Net proceeds from sale of loans, OREO and repossessed assets	10,346	26,609
Loan originations and repayments, net	(34,892)	62,338
Purchase of premises and equipment	(1,385)	(2,571)
Other investing activities, net	10	1
Net cash provided by (used in) investing activities	(12,020)	64,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	81,474	71,060
Net decrease in certificates of deposits	(90,325)	(138,440)
Net increase (decrease) in short-term borrowings	60,361	(240)
Net increase (decrease) in securities sold under agreements to repurchase	(25,813)	25,766
Proceeds from issuance of common stock, net	362	593
Proceeds from the issuance of series C preferred stock, net	57,346	—
Redemption of TARP preferred stock	(64,450)	—
Dividends paid on common stock	(1,102)	(1,102)
Dividends paid on preferred stock	(2,394)	(2,417)
Excess tax benefit from stock-based compensation	—	10
Net distribution to noncontrolling interests	—	(1,160)
Other financing activities, net	(14)	—
Net cash provided by (used in) financing activities	15,445	(45,930)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,272	47,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,166	47,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,438	$95,072

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; Financial Designs Ltd. (FDL); and CoBiz IM, Inc. (CoBiz IM, formerly CoBiz ACMG Inc.), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The following table summarizes the Company’s assets, liabilities, commitments and loss exposure on VIEs at September 30, 2011:

	At September 30, 2011
(in thousands)	Balance	Balance Sheet Classification
Assets:
Wholly owned trusts	$2,172	Other investments
Investments in limited partnerships	8,034	Other assets
Liabilities:
Junior subordinated debentures	$72,166	Junior subordinated debentures
Commitments:
Investments in limited partnerships	$5,644	Commitments and contingencies
Maximum exposure to loss:
Wholly owned trusts	$—
Investments in limited partnerships	13,678

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

	Nine months ended September 30,
(in thousands)	2011	2010
Cash paid (received) during the period for:
Interest	$11,855	$15,515
Income taxes	6,857	(571)
Other noncash activities:
Loans transferred to held for sale	$4,278	$22,262
Loans transferred to OREO and repossessed assets	5,780	16,899
Financed sales of OREO and loans held for sale	660	1,152

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

Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged against earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

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

Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including but not limited to reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors. Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured. Loans that have been modified in a formal restructuring are typically returned to accrual status when there has been a sustained period of performance (generally six months) under the modified terms, the borrower has shown the ability and willingness to repay and the Company expects to collect all amounts due under the modified terms.

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

Intangible Assets —Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 10 to 15 years.

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

2.                                Recent Accounting Pronouncements

Effective July 2011, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this update did not have a material impact on the condensed consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011.  The Company is evaluating the impact adoption of ASU 2011-04 will have on its condensed consolidated financial statements.

3.                                      Earnings (Loss) per Common Share and Dividends Declared per Common Share

Earnings (loss) per common share is calculated based on the two-class method prescribed in ASC 260.  The two-class method is an earnings allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in the common shareholder basic earnings per share for the three and nine months ended September 30, 2011.  However the effect of including those shares would be anti-dilutive due to the net loss in the three and nine month periods ending September 30, 2010, and are therefore not considered in the basic per share calculation.  The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share amounts)	2011	2010	2011	2010

Net income (loss) attributable to CoBiz Financial Inc.	$4,443	$(1,897)	$11,508	$(10,363)
Preferred stock dividends	(2,535)	(942)	(4,430)	(2,820)
Net income (loss) available to common shareholders	$1,908	$(2,839)	$7,078	$(13,183)

Distributed earnings (1)	$369	$—	$1,100	$—
Undistributed earnings (loss)	1,531	(2,839)	5,922	(13,183)
Income (loss) allocated to common stock	$1,900	$(2,839)	$7,022	$(13,183)

Weighted average common shares - issued	37,042,719	36,820,329	37,005,380	36,778,072
Average nonvested restricted share awards	(295,229)	(257,867)	(336,148)	(255,606)
Weighted average common shares outstanding - basic	36,747,490	36,562,462	36,669,232	36,522,466
Effect of dilutive stock awards outstanding	102,366	—	154,573	—
Weighted average common shares outstanding - diluted	36,849,856	36,562,462	36,823,805	36,522,466

Weighted average antidilutive common shares outstanding (2)	3,400,827	3,864,511	3,258,673	3,711,884

Basic earnings per share	$0.05	$(0.08)	$0.19	$(0.36)
Diluted earnings per share	$0.05	$(0.08)	$0.19	$(0.36)
Dividends declared per share	$0.01	$0.01	$0.03	$0.03

(1) Dividends paid during the three and nine months ended September 30, 2010 were not considered distributions of current period earnings.

(2) Shares excluded from the diluted earnings (loss) per share computation due to the antidilutive effect.

In September 2011, the Company redeemed the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock) originally issued in December 2008 to the U.S. Department of the Treasury.  Concurrent with the redemption, the Company issued Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) to the Secretary of the Treasury under the Small Business Lending Program (SBLF). Preferred stock dividends for the three and nine months ended September 30, 2011 include dividends and discount accretion recorded until the redemption date.  Also included for those periods is the difference between the Series B Preferred Stock carrying value and redemption value which is considered a deemed dividend.  All amounts in 2010 relate to Series B Preferred Stock dividends.

4.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive income (loss) for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Other comprehensive items:
Unrealized gain (loss) on available for sale securities, gross	$(4,538)	$2,073	$(756)	$3,325
-Reclassification to operations	182	79	(98)	527

Change in OTTI-related component of unrealized gain (loss)	(50)	570	430	994

Unrealized loss on derivative securities, gross	(5,596)	(2,594)	(6,045)	(9,226)
-Reclassification to operations	(410)	(255)	(1,135)	(127)

Tax benefit related to items of other comprehensive income	3,957	48	2,890	1,713
Other comprehensive loss, net of tax	$(6,455)	$(79)	$(4,714)	$(2,794)

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale securities:
Mortgage-backed securities	$393,216	$12,713	$125	$405,804	$395,842	$10,740	$1,037	$405,545
U.S. government agencies	48,916	373	—	49,289	80,214	449	44	80,619
Trust preferred securities	104,494	1,671	2,298	103,867	86,543	2,556	791	88,308
Corporate debt securities	51,390	516	427	51,479	58,204	1,425	34	59,595
Private-label MBS	3,466	—	1,426	2,040	4,288	—	1,856	2,432
Municipal securities	325	—	—	325	932	13	—	945

Total	$601,807	$15,273	$4,276	$612,804	$626,023	$15,183	$3,762	$637,444

Held to maturity securities:
Mortgage-backed securities	$240	$7	$—	$247	$262	$8	$—	$270

Proceeds from the sale of investment securities available for sale totaled $5.7 million and $8.9 million for the three and nine months ended September 30, 2011, respectively.  Proceeds from the sale of investment securities available for sale totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively.  As a result of the sale of these securities, a net (loss)/gain of $(0.2) million and $0.1 million was recognized for the three and nine months ended September 30, 2011, respectively.  A net loss of $(0.1) million and $(0.5) million was recognized for the three and nine months ended September 30, 2010, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2011, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value

Due in one year or less	$9,868	$10,022	$—	$—
Due after one year through five years	84,047	84,622	—	—
Due after five years through ten years	6,717	6,449	—	—
Due after ten years	104,493	103,867	—	—
Mortgage-backed securities	396,682	407,844	240	247
Total	$601,807	$612,804	$240	$247

Investment securities with an approximate fair value of $195.2 million and $184.4 million were pledged to secure public deposits of $155.2 million and $135.6 million at September 30, 2011 and December 31, 2010, respectively.  Securities sold under agreements to repurchase of $131.9 million and $157.7 million at September 30, 2011 and December 31, 2010, respectively, consisted primarily of mortgage-backed securities with an estimated fair value of $145.2 million and $170.1 million, respectively.

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  At September 30, 2011, the majority of the total unrealized loss of $4.3 million is comprised of private-label mortgage-backed and trust preferred securities (TPS).  The Company has recognized other-than-temporary impairments (OTTI) of $2.3 million on the private label MBS, including $0.1 million and $0.5 million recognized during the three and nine months ended September 30, 2011, respectively.  The TPS are all single-entity issues that continue to pay their regularly scheduled dividend payments.

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

The Company has determined there was no unrecognized OTTI associated with the 52 securities noted within the table below at September 30, 2011.

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss

Mortgage-backed securities	$27,778	$125	$—	$—	$27,778	$125
Trust preferred securities	53,673	2,178	1,289	120	54,962	2,298
Corporate debt securities	15,218	378	4,951	49	20,169	427
Private-label MBS	—	—	2,040	1,426	2,040	1,426

Total	$96,669	$2,681	$8,280	$1,595	$104,949	$4,276

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

The following tables present a roll-forward of the credit loss component of OTTI on securities recognized in earnings during the three and nine months ended September 30, 2011 and 2010.

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$2,153	$1,640	$1,782	$1,331
Additional credit impairment	136	70	507	379
Ending balance	$2,289	$1,710	$2,289	$1,710

During the three and nine months ended September 30, 2011, the Company recognized credit related OTTI in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

At September 30, 2011, an unrealized loss of $1.4 million on private-label MBS was recognized in other comprehensive income. See Note 4 to the Condensed Consolidated Financial Statements for additional information on changes in the OTTI-related unrealized loss recognized in OCI.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the private label mortgage-backed securities during the nine months ending September 30, 2011.  These inputs are developed by examining the three-, six- and nine-month history of actual prepayment speeds, default rates and severity and, in most instances, selecting the worst of these metrics to project losses for the remaining life of each instrument.  The Company validates the information in Bloomberg to the remittance reports provided by the servicing agents.  A range of inputs is provided for securities with multiple impairments during the year.

Inputs at September 30, 2011	Security #1	Security #2
Prepayment speed (CPR) (1)	9.5-13.6%	7.0-9.9%
Default rate (CDR) (2)	7.0-8.9%	6.8-8.2%
Severity (3)	49.4-52.0%	45.9-50.4%

Credit Impairment	$120	$387

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of oustanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the private-label MBS are included in the following table.

	Underlying Loan Characteristics
	Security #1	Security #2
Purpose:
Purchase	62.6%	62.8%
Equity take out	33.1%	29.3%
Refinance	4.2%	7.9%

Type:
Single family	65.2%	56.7%
2-4 family	8.6%	7.0%
Condominium	3.7%	9.1%
Planned unit development	22.5%	26.7%
Owner occupied	100.0%	90.9%
Vacation	0.0%	0.4%
Investment	0.0%	8.7%

Terms:
30 year amortization	100.0%	100.0%
ARM	100.0%	100.0%

Geography:
Northern CA	28.2%	26.6%
Sourhtern CA	35.3%	37.4%

Current Averages:
Loan rate	2.9%	2.8%
LTV based on origination value	76.8%	73.7%
Loan balance	$466,400	$363,900
Age (months)	78	81
FICO at origination	715	715
Delinquent 60+ days	8.6%	21.2%
Delinquent 90+ days	8.6%	20.6%

Other investments at September 30, 2011 and December 31, 2010, consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Bank stocks — at cost	$7,363	$4,790
Investment in statutory trusts — equity method	2,172	2,172

Total	$9,535	$6,962

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at September 30, 2011, did not consider the investment to be other than temporarily impaired.

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

•                  Consumer Loans — The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•                  Other Loans — Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development or construction loans.

The loan portfolio segments at September 30, 2011 and December 31, 2010 were as follows:

(in thousands)	September 30, 2011	December 31, 2010

Commercial	$587,677	$564,882
Real estate - mortgage	783,241	784,009
Land acquisition & development	68,034	83,909
Real estate - construction	68,728	87,116
Consumer	112,799	94,661
Other	39,653	29,388
Loans held for investment	1,660,132	1,643,965

Allowance for loan losses	(59,695)	(65,892)
Unearned net loan fees	(333)	(238)
Net loans held for investment	$1,600,104	$1,577,835

The following table provides information about loans sold:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
Loan Segment (in thousands)	Number of loans	Loan sale proceeds	Gain / (loss or charge-off) on sale	Number of loans	Loan sale proceeds	Gain / (loss or charge-off) on sale
Commercial	—	$—	$—	2	$3,070	$—
Real estate - mortgage	2	1,278	(270)	2	1,278	(270)
Loans sold	2	$1,278	$(270)	4	$4,348	$(270)

The following table provides information about loans purchased, none of which were of deteriorated credit quality:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Loan Segment (in thousands)	Number of loans	Amount	Number of loans	Amount
Real estate - mortgage	1	$1,700	1	$1,700
Other	3	1,610	32	19,681
Loans purchased	4	$3,310	33	$21,381

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $71.8 million balance outstanding at September 30, 2011, was collateralized by loans of $639.0 million with a lending value of $342.6 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2011 and December 31, 2010 is summarized below:

	At September 30, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$65,676	$15,323	$80,999
Finance and insurance	84,096	1,170	85,266
Health care	53,330	174	53,504
Real estate services	64,637	13,405	78,042
Construction	47,825	9,262	57,087
Retail trade	26,315	859	27,174
Wholesale trade	64,424	5,651	70,075
Other	130,074	5,456	135,530
	536,377	51,300	587,677
Real estate - mortgage
Residential & commercial owner-occupied	385,324	39,743	425,067
Residential & commercial investor	328,428	29,674	358,102
Other	72	—	72
	713,824	69,417	783,241
Land acquisition & development
Commercial	17,919	10,154	28,073
Residential	26,687	6,050	32,737
Other	7,070	154	7,224
	51,676	16,358	68,034
Real estate - construction
Residential & commercial owner-occupied	18,420	—	18,420
Residential & commercial investor	38,769	11,539	50,308
	57,189	11,539	68,728

Consumer	108,130	4,669	112,799
Other	39,653	—	39,653
Total loans, excluding fees and costs	$1,506,849	$153,283	$1,660,132
Unearned net loan fees			(333)
Total loans			$1,659,799

	At December 31, 2010
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,036	$14,695	$86,731
Finance and insurance	75,258	2,061	77,319
Health care	70,110	396	70,506
Real estate services	63,272	15,948	79,220
Construction	41,125	10,224	51,349
Retail trade	22,516	4,367	26,883
Wholesale trade	51,219	2,268	53,487
Other	111,387	8,000	119,387
	506,923	57,959	564,882
Real estate - mortgage
Residential & commercial owner-occupied	403,644	28,261	431,905
Residential & commercial investor	313,157	38,947	352,104
	716,801	67,208	784,009
Land acquisition & development
Commercial	17,540	10,050	27,590
Residential	33,168	10,613	43,781
Other	8,599	3,939	12,538
	59,307	24,602	83,909
Real estate - construction
Residential & commercial owner-occupied	22,411	—	22,411
Residential & commercial investor	43,939	20,766	64,705
	66,350	20,766	87,116

Consumer	90,239	4,422	94,661
Other	29,388	—	29,388
Total loans, excluding fees and costs	$1,469,008	$174,957	$1,643,965
Unearned net loan fees			(238)
Total loans			$1,643,727

Transactions in the allowance for loan losses by segment for the nine months ended September 30, 2011 are summarized below:

(in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Balance at December 31, 2010	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Provision	537	4,758	(2,004)	534	451	210	(864)	3,622
Charge-offs	(3,618)	(2,138)	(1,635)	(5,098)	(184)	(61)	—	(12,734)
Recoveries	1,136	1,018	603	69	86	3	—	2,915
Balance at September 30, 2011	$15,224	$21,315	$11,902	$1,801	$3,726	$506	$5,221	$59,695

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

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•                  Specific Reserves — The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, troubled debt restructurings are subject to impairment evaluation on a loan-by-loan basis.

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

•                  National and local economic and business conditions and developments

•                  Nature and volume of portfolio

•                  Trends of the volume and severity of past-due and classified loans

•                  Trends in the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications

•                  Credit concentrations

Troubled debt restructurings have a direct impact on the allowance to the extent a loss has been recognized in relation to the loan modified.  This is consistent with the Company’s consideration of Migration in determining general reserves.

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, land acquisition and development loans, and speculative real-estate loans.  This supplemental portion of the allowance includes judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks.

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

The following table summarizes the allowance for loan losses on the basis of the Company’s impairment method:

At September 30, 2011	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$15,224	$21,315	$11,902	$1,801	$3,726	$506	$5,221	$59,695
Individually evaluated for impairment	1,551	6,720	1,084	244	1,469	—	—	11,068
Collectively evaluated for impairment	13,673	14,595	10,818	1,557	2,257	506	5,221	48,627

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—		61

Loans held for investment	$587,345	$782,771	$67,944	$68,442	$112,709	$40,588	$—	$1,659,799
Individually evaluated for impairment	5,606	35,290	6,105	8,197	2,966	—	—	58,164
Collectively evaluated for impairment	581,739	747,481	61,839	60,245	109,743	40,588	—	1,601,635

At December 31, 2010	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Individually evaluated for impairment	3,615	2,402	694	3,755	1,414	—	—	11,880
Collectively evaluated for impairment	13,554	15,275	14,244	2,541	1,959	354	6,085	54,012

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—	—	61

Loans held for investment	$565,145	$783,675	$83,871	$86,862	$94,607	$29,567	$—	$1,643,727
Individually evaluated for impairment	8,722	24,934	9,690	12,614	3,060	—	—	59,020
Collectively evaluated for impairment	556,423	758,741	74,181	74,248	91,547	29,567	—	1,584,707

Information on impaired loans at September 30, 2011 and December 31, 2010 is reported in the following table:

	At and for the period ended September 30, 2011
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance
Commercial
Manufacturing	$194	$222	$—	$194	$246	$—
Finance and insurance	97	97	97	—	379	158
Health care	135	135	135	—	15	130
Real estate services	2,325	2,325	1,588	737	2,361	753
Construction	1,068	1,157	301	767	1,640	257
Retail trade	611	2,106	159	452	1,159	35
Wholesale trade	144	339	—	144	173	—
Other	1,032	1,426	642	390	1,422	279
	5,606	7,807	2,922	2,684	7,395	1,612
Real estate - mortgage
Residential & commercial owner-occupied	9,905	10,483	8,742	1,163	9,274	3,589
Residential & commercial investor	9,245	9,244	5,318	3,927	4,034	1,778
	19,150	19,727	14,060	5,090	13,308	5,367
Land acquisition & development
Commercial	3,093	3,768	2,076	1,017	2,348	372
Residential	3,012	7,841	1,237	1,775	4,412	712
	6,105	11,609	3,313	2,792	6,760	1,084
Real estate - construction
Residential & commercial investor	8,197	10,116	1,552	6,645	9,233	244
Consumer	2,966	2,966	2,966	—	2,675	1,469
Total	$42,024	$52,225	$24,813	$17,211	$39,371	$9,776

	At and for the year ended December 31, 2010
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$341	$570	$109	$232	$639	$41	$—
Finance and insurance	608	608	108	500	130	108	—
Health care	—	—	—	—	150	—	18
Real estate services	2,457	2,482	1,702	755	2,324	1,213	—
Construction	1,673	1,727	228	1,445	1,588	154	—
Retail trade	1,669	3,219	1,597	72	2,581	1,067	—
Wholesale trade	221	457	11	210	1,742	6	—
Other	1,753	2,680	1,322	431	2,617	1,026	—
	8,722	11,743	5,077	3,645	11,771	3,615	18
Real estate - mortgage
Residential & commercial owner-occupied	6,865	9,374	2,622	4,243	11,979	733	—
Residential & commercial investor	18,069	19,138	14,024	4,045	10,459	1,669	504
Other	—	—	—	—	787	—	2
	24,934	28,512	16,646	8,288	23,225	2,402	506
Land acquisition & development
Commercial	2,430	3,651	—	2,430	6,913	—	—
Residential	5,684	16,291	1,468	4,216	6,669	694	8
Other	1,576	4,461	—	1,576	3,997	—	—
	9,690	24,403	1,468	8,222	17,579	694	8
Real estate - construction
Residential & commercial investor	12,614	13,931	11,015	1,599	11,193	3,755	7
Consumer	3,060	3,120	2,423	637	1,284	1,414	—
Total	$59,020	$81,709	$36,629	$22,391	$65,052	$11,880	$539

For the three and nine months ending September 30, 2011, interest income recognized on impaired loans was immaterial.

Additional information on impaired loans is reported in the following table:

	At September 30,	At December 31,
(in thousands)	2011	2010
Nonaccrual loans	$33,511	$41,271
Nonaccrual troubled debt restructurings	7,854	1,261
Total impaired loans	$41,365	$42,532
Loans 90 days or more delinquent and still accruing	$—	$202
Performing troubled debt restructurings	$659	$16,488

The Company had $0.7 million and $16.5 million in performing troubled debt restructurings at September 30, 2011 and December 31, 2010, respectively.  Performing troubled debt restructurings at December 31, 2010 were comprised of four credit relationships.  The Company still maintains these credit relationships.  However, in accordance with ASC 310-40-50-2, these loans were no longer subject to the disclosure requirements as these loans were in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The below table provides information regarding troubled debt restructurings that occurred during the nine months ended September 30, 2011:

Troubled debt restructurings (in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification oustanding recorded investment	Year-to-date net charge-off
Commercial	2	$1,773	$1,759	$—
Real estate - mortgage	1	825	659	—
Real estate - construction	1	5,618	4,893	3,160
Total	4	$8,216	$7,311	$3,160

Current period troubled debt restructurings resulted primarily from granting an interest rate below market, reducing the loan amount or extending the maturity date.  No loans modified as troubled debt restructurings within the previous twelve months had a payment default during the nine months ended September 30, 2011.  At September 30, 2011 and December 31, 2010, there were no outstanding commitments on restructured loans.

The Company’s nonaccrual loans by class at September 30, 2011 and December 31, 2010 are reported in the following table:

	September 30,	December 31,
(in thousands)	2011	2010
Commercial
Manufacturing	$194	$341
Finance and insurance	97	608
Health care	135
Real estate services	2,325	2,457
Construction	1,068	1,673
Retail trade	611	1,669
Wholesale trade	144	221
Other	1,032	1,753
Total commercial	5,606	8,722
Real estate - mortgage
Residential & commercial owner-occupied	9,246	6,865
Residential & commercial investor	9,245	1,581
Total real estate - mortgage	18,491	8,446
Land acquisition & development
Commercial	3,093	2,430
Residential	3,012	5,684
Other	—	1,576
Total land acquisition & development	6,105	9,690
Real estate - construction
Residential & commercial investor	8,197	12,614
Consumer	2,966	3,060
Total nonaccrual loans	$41,365	$42,532

The following tables summarize the aging of the Company’s loan portfolio at September 30, 2011 and December 31, 2010.  At September 30, 2011, there were no loans that were 90 days or more past due and still accruing.

	At September 30, 2011
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$—	$—	$80,999	$80,999	$—
Finance and insurance	—	—	—	—	85,266	85,266	—
Health care	90	—	—	90	53,414	53,504	—
Real estate services	23	7,856	500	8,379	69,663	78,042	—
Construction	3,232	141	925	4,298	52,789	57,087	—
Retail trade	38	—	—	38	27,136	27,174	—
Wholesale trade	195	14	63	272	69,803	70,075	—
Other	76	—	583	659	134,871	135,530	—
	3,654	8,011	2,071	13,736	573,941	587,677	—
Real estate - mortgage
Residential & commercial owner-occupied	224	2,869	4,890	7,983	417,084	425,067	—
Residential & commercial investor	682	4,004	669	5,355	352,747	358,102	—
	—	—	—	—	72	72	—
	906	6,873	5,559	13,338	769,903	783,241	—
Land acquisition & development
Commercial	—	3,349	2,076	5,425	22,648	28,073	—
Residential	—	—	2,476	2,476	30,261	32,737	—
Other	—	—	—	—	7,224	7,224	—
	—	3,349	4,552	7,901	60,133	68,034	—
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	18,420	18,420	—
Residential & commercial investor	—	1,013	2,291	3,304	47,004	50,308	—
	—	1,013	2,291	3,304	65,424	68,728	—

Consumer	14	—	2,887	2,901	109,898	112,799	—
Other	—	—	—	—	39,653	39,653	—
Total loans, excluding fees and costs	$4,574	$19,246	$17,360	$41,180	$1,618,952	$1,660,132	$—
Unearned net loan fees						(333)
Total loans						$1,659,799

	At December 31, 2010
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$82	$82	$86,649	$86,731	$—
Finance and insurance	108	—	500	608	76,711	77,319	—
Health care	—	—	—	—	70,506	70,506	—
Real estate services	540	156	116	812	78,408	79,220	—
Construction	51	58	1,503	1,612	49,737	51,349	50
Retail trade	1,543	890	157	2,590	24,293	26,883	—
Wholesale trade	323	—	227	550	52,937	53,487	17
Other	277	42	723	1,042	118,345	119,387	—
	2,842	1,146	3,308	7,296	557,586	564,882	67
Real estate - mortgage
Residential & commercial owner-occupied	696	—	2,549	3,245	428,660	431,905	—
Residential & commercial investor	301	920	1,242	2,463	349,641	352,104	—
	997	920	3,791	5,708	778,301	784,009	—
Land acquisition & development
Commercial	—	—	1,358	1,358	26,232	27,590	—
Residential	1,064	342	3,875	5,281	38,500	43,781	135
Other	—	—	1,576	1,576	10,962	12,538	—
	1,064	342	6,809	8,215	75,694	83,909	135
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	22,411	22,411	—
Residential & commercial investor	2,900	9,449	3,557	15,906	48,799	64,705	—
	2,900	9,449	3,557	15,906	71,210	87,116	—

Consumer	27	6	489	522	94,139	94,661	—
Other	—	—	—	—	29,388	29,388	—
Total loans, excluding fees and costs	$7,830	$11,863	$17,954	$37,647	$1,606,318	$1,643,965	$202
Unearned net loan fees						(238)
Total loans						$1,643,727

7.                                      Intangible Assets

The Company’s intangible assets and related amortization at the dates indicated consist of the following:

Customer
contracts, lists
(in thousands)	and relationships
December 31, 2010	$4,119
Disposal	(82)
Amortization	(479)
September 30, 2011	$3,558

During the first quarter of 2011, the Company sold a book of business related to an insurance product line that was no longer being pursued.  Amortization expense on intangible assets for each of the five succeeding years (excluding approximately $0.2 million to be recognized for the remaining three months of fiscal 2011) is estimated in the following table.

(in thousands)
2012	$638
2013	426
2014	316
2015	300
2016	300

8.                                      Derivatives

ASC Topic 815 — Derivative and Hedging (ASC 815) contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2011	2010	classification	2011	2010

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$—	$504	Accrued interest and other liabilities	$8,388	$1,712

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$7,956	$4,840	Accrued interest and other liabilities	$8,722	$5,106

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

In addition to the cash flow hedges in the table above, the Company has one other interest-rate swap with an aggregate notional amount of $25.0 million designated as cash flow hedges of interest-rate risk at September 30, 2011.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2011 and 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $2.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At September 30, 2011, the Company had 79 interest-rate swaps with an aggregate notional amount of $174.2 million related to this program.  During the three and nine months ended September 30, 2011, the Company recognized respective net losses of $0.4 million and

$0.5 million related to changes in fair value of these swaps.  During the three and nine months ended September 30, 2010, the Company recognized respective net losses of $0.1 million and $0.4 million related to changes in fair value of these swaps.  The gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010.

	Loss recognized in OCI (effective portion)
	for the three months ended September 30,		for the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Cash flow hedges:
Interest rate swap	$(6,006)	$(2,849)	$(7,180)	$(9,353)

	Loss reclassified from accumulated OCI into earnings (effective portion)
	for the three months ended September 30,		for the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Cash flow hedges:
Interest rate swap	$(410)	$(255)	$(1,135)	$(127)

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

At September 30, 2011, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $17.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $24.8 million against its obligations under these agreements.  At September 30, 2011, the Company was not in default with any of its debt covenants.

9.                                      Long-Term Debt

A summary of the outstanding subordinated debentures at September 30, 2011 is as follows:

(in thousands)	At September 30, 2011	Original Interest Rate	Effective Interest Rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	3-month LIBOR + 2.95%	Fixed 6.04%	September 17, 2033	December 17, 2011
CoBiz Capital Trust II	30,928	3-month LIBOR + 2.60%	Fixed 5.99%	July 23, 2034	October 23, 2011
CoBiz Capital Trust III	20,619	3-month LIBOR + 1.45%	Fixed 5.02%	September 30, 2035	December 31, 2011
Total junior subordinated debentures	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	Fixed 9.00%	Fixed 9.00%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest-rate swaps.  For further discussion of the interest-rate swaps and the corresponding terms, see Note 8 to the Condensed Consolidated Financial Statements.

10.                         Share-Based Compensation Plans

During the three and nine months ended September 30, 2011, the Company recognized compensation expense (net of estimated forfeitures) of $0.4 million and $1.1 million, respectively, for share-based compensation awards for which the requisite service was rendered in the period as compared to $0.3 million and $1.2 million for the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the nine months ended September 30, 2011.

		Weighted average
		exercise
	Shares	price
Outstanding — December 31, 2010	2,659,750	$12.70
Granted	65,850	6.76
Exercised	2,750	4.87
Forfeited	248,380	10.96
Outstanding — September 30, 2011	2,474,470	$12.73
Exercisable — September 30, 2011	1,996,886	$14.16

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 was $3.01.

The following table summarizes changes in stock awards for the nine months ended September 30, 2011.

		Weighted average
		grant date
	Shares	fair value
Unvested — December 31, 2010	261,390	$6.77
Granted	149,367	6.52
Vested	90,633	6.96
Forfeited	27,341	6.90
Unvested — September 30, 2011	292,783	$6.57

At September 30, 2011, there was $2.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 1.8 years.

11.                               SHAREHOLDERS’ EQUITY

Preferred Stock, Series C — On September 7, 2011, the Company amended the Articles of Incorporation to establish the Series C Preferred Stock and fix the powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series C Preferred Stock.

On September 8, 2011, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (Purchase Agreement) with the U.S. Secretary of the Treasury (Treasury) under the SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010 that is designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Pursuant to the Purchase Agreement, the Company issued and sold to the Treasury, for an aggregate purchase price of $57,366,000, 57,366 shares of the Company’s Series C Preferred Stock, par value $0.01 per share, having a liquidation value of $1,000 per share. The dividend rate is set at five percent (5%) for the initial dividend period. See the following Dividends section for more information.

The Series C Preferred Stock is non-voting, except in limited circumstances that could impact the SBLF investment, such as (i) authorization of senior stock, (ii) charter amendments adversely affecting the Series C Preferred Stock and (iii) extraordinary transactions such as mergers, asset sales, share exchanges and the like

(unless the Series C Preferred Stock remains outstanding and the rights and preferences thereof are not impaired by such transaction).

The Series C Preferred Stock is not convertible to common stock or any other securities. Distributions upon any liquidation of the Company must be paid on the Series C Preferred Stock up to the aggregate liquidation value, plus accrued dividends, before any other shareholder distributions can be made.

The Series C Preferred Stock may be redeemed (repurchased) by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of the Company’s federal banking regulator. The Series C Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original SBLF investment (i.e., about $14.3 million).

Preferred Stock, Series B - On September 8, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (Repurchase Agreement) with the Treasury. Under the Repurchase Agreement, the Company redeemed (repurchased) from the Treasury, using the proceeds from the issuance of the Series C Preferred Stock and other available funds, all 64,450 outstanding shares of its Series B Preferred Stock, liquidation amount $1,000 per share, for a redemption price of $64.5 million, plus accrued but unpaid dividends to the date of redemption.

The Series B Preferred Stock was issued to the Treasury in December 2008 in connection with the Company’s participation in the TARP Capital Purchase Program.  A warrant to purchase 895,968 shares of the Company’s common stock over a 10-year term at an exercise price of $10.79 issued to Treasury in December 2008 was not repurchased from Treasury.

All obligations under the Series B Preferred Stock terminated upon redemption, including limits on dividends, executive compensation and other restrictions stipulated under the TARP Capital Purchase Program with respect to periods after the redemption date.

Dividends — Dividends on the Series C Preferred Stock are payable the first day of each October, January, April and July until redeemed.

Dividends for the Series C Preferred Stock began accruing at five percent (5%) on September 8, 2011, when issued. The rate is effective for the first calendar quarter (or partial period thereof). During the second through ninth calendar quarters after closing the SBLF Program transaction, the dividend rate will fluctuate between one percent (1%) and five percent (5%) to reflect the amount of change in the Bank’s level of Qualified Small Business Lending (QSBL) compared to the initial baseline. More specifically, if the Bank’s QSBL two quarters prior to the quarter under measurement has increased as compared to the baseline, then the dividend rate payable on the Series C Preferred Stock would change as follows:

Relative increase in QSBL to baseline	Dividend rate
Less than 2.5%	5%
Between 2.5% and 5.0%	4%
Between 5.0% and 7.5%	3%
Between 7.5% and 10.0%	2%
10% or more	1%

QSBL is defined as certain loans of up to $10.0 million to businesses with up to $50.0 million in annual revenues. QSBL includes: (i) commercial and industrial loans; (ii) owner-occupied nonfarm, nonresidential real estate loans; (iii) loans to finance agricultural production and other loans to farmers; and, (iv) loans secured by farmland.  The SBLF requires that quarterly supplemental reports be submitted to Treasury, based in part on information already provided by the Bank in its quarterly Call Report.  Changes in QSBL compared to baseline QSBL based on the supplemental reports will determine the applicable dividend rate. It is not feasible to predict the volume of QSBL in future periods or to estimate specific future dividend rates.

From the tenth calendar quarter through 4.5 years after closing of the SBLF Program transaction, the dividend rate on the Series C Preferred Stock may be fixed at or between one percent (1%) and nine percent (9%) based on the level of QSBL at that time, as compared to the baseline; however, the dividend rate will increase to 9%

only if the rate of small business lending has stayed the same or decreased. If any Series C Preferred Stock remains outstanding after 4.5 years, the dividend rate will increase to nine percent (9%).

If the Company has not declared and paid an aggregate of five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right to appoint a representative as an “observer” on the Company’s Board of Directors.  If the Company has not declared and paid an aggregate of six dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to elect two directors to the Company’s Board of Directors.

12.                         Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.  The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.

Results of operations and selected financial information by operating segment are as follows:

	Three months ended September 30, 2011
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$27,797	$1	$—	$1	$(187)	$27,612
Total interest expense	2,155	—	2	1	1,480	3,638
Provision for loan losses	(2,068)	—	—	—	2,068	—
Noninterest income	1,653	205	2,154	2,089	(50)	6,051
Noninterest expense	7,403	868	2,191	2,181	10,587	23,230
Management fees and allocations	5,705	47	164	115	(6,031)	—
Provision (benefit) for income taxes	8,149	(253)	(4)	(29)	(5,511)	2,352
Net income (loss)	$8,106	$(456)	$(199)	$(178)	$(2,830)	$4,443

	Nine months ended September 30, 2011
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$83,706	$6	$2	$1	$265	$83,980
Total interest expense	7,050	—	28	4	4,349	11,431
Provision for loan losses	(157)	—	—	—	3,779	3,622
Noninterest income	7,177	1,806	6,815	7,078	(3)	22,873
Noninterest expense	23,027	2,741	6,967	6,849	34,350	73,934
Management fees and allocations	17,063	118	472	288	(17,941)	—
Provision (benefit) for income taxes	22,510	(363)	(72)	100	(15,817)	6,358
Net income (loss)	$21,390	$(684)	$(578)	$(162)	$(8,458)	$11,508

	Three months ended September 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$28,254	$2	$1	$1	$292	$28,550
Total interest expense	3,215	—	2	3	1,443	4,663
Provision for loan losses	5,860	—	—	—	1,484	7,344
Noninterest income	2,780	794	2,443	2,028	(32)	8,013
Noninterest expense	6,902	1,085	2,748	2,118	13,366	26,219
Management fees and allocations	6,656	40	168	83	(6,947)	—
Provision (benefit) for income taxes	5,674	(113)	(122)	(34)	(5,171)	234
Net income (loss)	$2,727	$(216)	$(352)	$(141)	$(3,915)	$(1,897)

	Nine months ended September 30, 2010
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$86,720	$5	$1	$1	$1,000	$87,727
Total interest expense	10,950	—	29	9	3,926	14,914
Provision for loan losses	25,547	—	—	—	6,061	31,608
Noninterest income	7,519	2,884	7,294	6,705	249	24,651
Noninterest expense	27,455	3,240	7,712	6,672	36,864	81,943
Management fees and allocations	18,775	122	545	256	(19,698)	—
Provision (benefit) for income taxes	10,842	(139)	(176)	17	(16,467)	(5,923)
Net income (loss)	670	(334)	(815)	(248)	(9,437)	(10,164)
Noncontrolling interest	—	—	—	—	(199)	(199)
Net income (loss) after noncontrolling interest	$670	$(334)	$(815)	$(248)	$(9,636)	$(10,363)

13.                               Fair Value Measurements

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

Available for sale securities — At September 30, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active.  For these securities, broker-dealer quotes or valuations based on similar but not identical securities are used and the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.

During the three and nine months ended September 30, 2011, the Company recognized credit related OTTI of $0.1 million and $0.5 million, respectively.  During the three and nine months ended September 30, 2010, the Company recognized credit related OTTI of $0.1 million and $0.4 million, respectively, in addition to a $0.1 million OTTI related to a TPS position the Company intended to sell.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

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

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at September 30, 2011.

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

The following tables present the Company’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets

Mortgage-backed securities	$405,804	$—	$405,804	$—
U.S. government agencies	49,289	—	49,289	—
Trust preferred securities	103,867	96,108	7,759	—
Corporate debt securities	51,479	—	51,479	—
Private label MBS	2,040	—	—	2,040
Municipal securities	325	—	325	—
Total available for sale securities	$612,804	$96,108	$514,656	$2,040

Derivatives:
Cash flow hedge - interest rate swap	$—	$—	$—	$—
Reverse interest rate swap	7,956	—	7,956	—
Total derivative assets	$7,956	$—	$7,956	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,388	$—	$8,388	$—
Reverse interest rate swap	8,722	—	8,722	—
Total derivative liabilities	$17,110	$—	$17,110	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities (MBS)	$405,545	$—	$405,545	$—
Private label MBS	2,432	—	—	2,432
U.S. government agencies	80,619	—	80,619	—
Trust preferred securities (TPS)	88,308	79,093	9,215	—
Corporate debt securities	59,595	—	59,595	—
Municipal securities	945	—	945	—
Total available for sale securities	$637,444	$79,093	$555,919	$2,432

Derivatives:
Cash flow hedge - interest rate swap	$504	$—	$504	$—
Reverse interest rate swap	4,840	—	4,840	—
Total derivative assets	$5,344	$—	$5,344	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$1,712	$—	$1,712	$—
Reverse interest rate swap	5,106	—	5,106	—
Total derivative liabilities	$6,818	$—	$6,818	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the nine	For the year
	months ended	months ended	ended
(in thousands)	September 30, 2011	September 30, 2011	December 31, 2010
Beginning balance	$2,324	$2,432	$2,373
Realized loss on OTTI	(136)	(507)	(451)
Paydowns	(148)	(469)	(714)
Net accretion	50	154	158
Unrealized gain (loss) included in comprehensive income	(50)	430	1,066
Ending balance	$2,040	$2,040	$2,432

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following tables present the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans, net of specific reserve	$47,096	$—	$—	$47,096

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans, net of specific reserve	$47,616	$—	$—	$47,616

During the nine months ended September 30, 2011, the Company recorded a provision for loan losses of $11.9 million and charged-off $12.7 million of impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total loss for the nine months ended
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
OREO	$22,061	$—	$—	$22,061	$(3,084)
Repossessed assets	28	—	—	28	(147)

	Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gain (loss) for the year ended
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
OREO	$26,416	$—	$—	$26,416	$(7,392)
Tradename	—	—	—	—	(149)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At	At
(in thousands)	September 30, 2011	December 31, 2010
OREO recorded at fair value	$22,061	$26,416
Estimated selling costs	(1,103)	(1,321)
OREO	$20,958	$25,095

OREO valuation adjustments and additional gains or losses at the time of sales are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the nine months ended September 30, 2011:

(in thousands)		OREO
At December 31, 2010		$25,095
Foreclosed loans	9,748
Charge-offs	(4,143)
Transferred in		5,605
OREO sales		(6,658)
Net loss on sale and valuation adjustments		(3,084)
At September 30, 2011		20,958
Estimated selling costs		1,103
OREO recorded at fair value		$22,061

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, the Company performed an impairment test on a tradename intangible asset during the second quarter of 2010 and concluded that the Company’s decision not to use the tradename in the future was a triggering event for an impairment charge.  As a result an impairment charge of $0.1 million was included in earnings for the three and nine months ended September 30, 2010.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2011 and December 31, 2010.

	At September 30, 2011		At December 31, 2010
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$50,438	$50,438	$24,166	$24,166
Restricted cash	8,531	8,531	15,872	15,872
Investment securities available for sale	612,804	612,804	637,444	637,444
Investment securities held to maturity	240	247	262	270
Other investments	9,535	9,535	6,962	6,962
Loans — net	1,600,104	1,611,471	1,577,835	1,562,844
Accrued interest receivable	8,139	8,139	8,081	8,081
Interest rate swaps	7,956	7,956	5,344	5,344
Bank-owned life insurance	39,425	39,425	36,043	36,043

Financial liabilities:
Deposits	$1,880,517	$1,881,831	$1,889,368	$1,891,107
Other short-term borrowings	74,373	74,373	14,012	14,012
Securities sold under agreements to repurchase	131,877	135,799	157,690	154,776
Accrued interest payable	707	707	930	930
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	22,721	20,984	18,610
Interest rate swaps	17,110	17,110	6,818	6,818

The estimation methodologies utilized by the Company are summarized as follows:

Cash, cash equivalents and restricted cash — The carrying amount of cash, cash equivalents and restricted cash is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2011:

At September 30, 2011	Company	Bank
(in thousands)
Shareholders’ equity (GAAP capital)	$199,341	$227,388
Disallowed intangible assets	(3,370)	—
Unrealized gain on available for sale securities	(6,818)	(6,818)
Unrealized loss on cash flow hedges	5,201	—
Subordinated debentures	65,908	—
Other deductions	(1,588)	(1,462)
Tier I regulatory capital	$258,674	$219,108

Subordinated notes payable and debentures	$25,076	$—
Allowance for loan losses	24,918	24,629
Other deductions	(1,462)	(1,462)
Total risk-based regulatory capital	$307,206	$242,275

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
At September 30, 2011	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
(in thousands)
Regulatory capital	$258,674	$307,206	$258,674	$219,108	$242,275	$219,108
Well-capitalized requirement	117,520	195,867	119,049	116,307	193,845	117,279
Regulatory capital - excess	$141,154	$111,339	$139,625	$102,801	$48,430	$101,829
Capital ratios	13.2%	15.7%	10.9%	11.3%	12.5%	9.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

The Series C Preferred Stock discussed in Note 11 is an unrestricted core capital element included in Tier 1 capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2010. For a discussion of the segments included in our principal activities, see Note 12 to the notes to condensed consolidated financial statements.

Executive Summary

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include: commercial banking, investment banking, wealth management and insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on the net interest margin by increasing our noninterest income.

Industry Overview

At the September 2011 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery.  Economic growth remains slow as indicated by continued weakness in overall labor market conditions and elevated unemployment rates.  Inflation has moderated and longer-term inflation expectations have remained stable.  The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.  The FOMC stated its intention to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 6 years to 30 years and to sell an equal amount of Treasury securities with remaining maturities of 3 years or less, putting downward pressure on longer-term interest rates and helping to make broader financial conditions more accommodative. In an October 2011 Congressional committee meeting, Federal Reserve Chairman Ben Bernanke said that the recovery is close to faltering and that monetary policy alone cannot cure all the economy’s ailments. In other remarks, Chairman Bernanke called on Congress to adopt a plan for paying down the federal debt and to address loopholes in the tax code as ways to help the recovery and stability of the economy.  The Federal Reserve and the Chairman expect improvements in the health of the economy but that there remains significant risk of a second recession unless actions are taken to increase growth.

The unemployment rate has decreased from 9.4% in December 2010 to 9.1% at September 2011, ranging from 8.8% to 9.2% during the first three quarters of 2011.  Since the employment low achieved in February 2010, the private sector has added 2.6 million jobs through September 2011 or an average of 136,000 per month, although average monthly job gains since April 2011 were just 72,000.  Recent job gains have been concentrated in the private-sector while government employment continued to trend down.  The FOMC expects some pickup in the pace of recovery but anticipates only gradual improvement in the unemployment rate.

Bank failures have also continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC, causing estimated losses of $35.6 billion to the Depository Insurance Fund.  In 2010, another 157 banks went into receivership, setting an 18-year high and causing an additional $24.2 billion in losses.  Through October 14, 2011, the FDIC has taken possession of 80 banks, including four banks in Colorado and one bank in Arizona.  At June 2011, there were 865 “problem” institutions, down from 888 at March 2011, reversing the uptrend that has continued since 2006.  There were 702 problem banks at the end of 2009 and 252 at the end of 2008.

In the second quarter of 2011, FDIC insured commercial banks reported a combined net income of $29 billion, marking the eighth consecutive quarter that industry earnings have improved year over year.  Over half of all institutions reporting improved earnings year over year, driven primarily by falling loss provisions which have decreased seven consecutive quarters at June 2011. However, net operating revenue fell for a second straight quarter reflecting increased pressure on yields.  Half of insured institutions reported year over year declines in net interest margin (NIM), averaging 3.61% in the second quarter of 2011 and 3.83% for the community banks.  Loan loss trends continue to improve, recording favorable change for a fourth consecutive quarter and net charge-offs were lower across all major loan categories.  Total loans and leases at insured institutions rose by 0.9% during the second quarter of 2011 with Commercial and Industrial (C&I) loans posting gains for a fourth consecutive quarter. Average return on assets (ROA) rose to 0.85% from 0.63% a year earlier for all insured institutions.

The banking industry and SEC-registered companies continue to be impacted by new legislative and regulatory reform proposals.  On July 14, 2011, the Federal Reserve Board announced the approval of a final rule to repeal Regulation Q, which prohibited the payment of interest on demand deposits by member banks of the Federal Reserve System.  Beginning on July 21, 2011, member banks were allowed to pay interest on demand deposits as established by the Dodd-Frank Act.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first nine months of 2011:

•                  Net income and earnings per share improve significantly for the three and nine months ended September 30, 2011 over prior year results.

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net interest income before provision	$23,974	$23,887	$72,549	$72,813
Provision for loan losses	$—	$7,344	$3,622	$31,608
Noninterest income	$6,051	$8,013	$22,873	$24,651
Net income (loss)	$4,443	$(1,897)	$11,508	$(10,363)

Diluted earnings (loss) per common share	$0.05	$(0.08)	$0.19	$(0.36)
Net interest margin	4.32%	4.33%	4.38%	4.41%
Return on average assets	0.74%	(0.31)%	0.64%	(0.57)%
Return on average shareholder equity	8.50%	(3.45)%	7.42%	(6.16)%

•                  Provision for loan and credit losses for the three and nine months ended September 30, 2011, was $0.0 million and $3.6 million, respectively, compared to $7.3 million and $31.6 million for the comparable periods in 2010.  The provision for loan losses has decreased as credit quality has improved.

•                  Net interest income on a tax-equivalent basis for the three and nine months ended September 30, 2011, was $24.3 million and $73.4 million, respectively, compared to $24.0 million and $73.2 million for the same periods in 2010.

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2011	2010
Total assets	$2,416,052	$2,395,088
Total loans	$1,659,799	$1,643,727
Total deposits	$1,880,517	$1,889,368
Total shareholder equity	$199,341	$201,738

Allowance for loan losses	$59,695	$65,892
Nonperforming assets	$62,351	$67,829
Allowance for loan and credit losses to total loans	3.60%	4.01%
Nonperforming assets to total assets	2.58%	2.83%

•                  Gross loans increased $16.1 million at September 30, 2011 from December 31, 2010.

•                  Noninterest-bearing demand deposits increased $26.1 million from December 31, 2010 to $707.6 million or 37.6% of total deposits.

•                  Net loan charge-offs totaled $9.8 million for the nine months ended September 30, 2011, or 0.60% of average loans during the period, compared to 2.41% for the same period in 2010.

•                  Other real estate owned (OREO) and repossessed assets was $21.0 million at September 30, 2011, with $10.3 million located in Colorado and $10.6 million in Arizona.  The average Colorado OREO, excluding the largest OREO of $6.3 million, was valued at $0.6 million. The average Arizona OREO value was $0.3 million.

•                  The allowance for loan and credit losses decreased to 3.6% of total loans at September 30, 2011, compared to 4.0% at December 31, 2010.

•                  Low interest rates reduced the value of interest rate swap hedges, resulting in a tax-effected decline of $4.5 million in accumulated other comprehensive income (AOCI) during 2011.  Declines in the held for sale investment portfolio also adversely impact AOCI and shareholder equity.

•                  Series B Preferred Stock issued under the Company’s participation in the US Treasury’s Capital Purchase Program (CPP) was redeemed in full during September 2011 for $64.5 million plus accrued dividends.  Concurrent with the redemption, Series C Preferred Stock was issued to Treasury under the Small Business Lending Fund (SBLF) for $57.4 million with an initial dividend rate of 5%.  Together, the transactions resulted in a $7.0 million decline in shareholder equity.

•                  The Company’s total risk-based capital ratio was 15.7% at September 30, 2011 compared to 15.5% at the end of 2010.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-

specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September, 2011, 25.7% or $620.8 million of total assets represented assets recorded at fair value on a recurring basis.  At September 30, 2011, 0.8% or $17.1 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis at September 30, 2011 represented $69.2 million or 2.9% of total assets.

At September 30, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.0 million at September 30, 2011.  Investments incorporating Level 3 inputs as part of their valuation represent 0.1% of total assets at the report date.  The Company recognized losses of $0.1 million and $0.5 million on the private-label MBS for the three and nine months ended September 30, 2011, respectively.  Unrealized losses on the private-label MBS of $1.4 million were recorded in accumulated other comprehensive income at September 30, 2011.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2011 and December 31, 2010, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

OREO and repossessed assets represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  At the time of foreclosure, OREO is measured at fair value, less selling costs, which becomes its new cost basis.  Subsequent to acquisition, OREO is carried at the lower of cost or fair value, less selling costs.  Fair values are based on property appraisals, generally considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At September 30, 2011, the Company has recorded a net deferred tax asset of $18.8 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, an additional valuation allowance may be established.

We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  At September 30, 2011, the Company has a valuation allowance of $15.6 million that was established in 2010.  The Company has not adjusted the valuation allowance during 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such additional valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Financial Condition

Total assets at September 30, 2011 were $2.42 billion, increasing $21.0 million or 0.9% from $2.40 billion at December 31, 2010.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 92% of total assets.  Total liabilities at September 30, 2011 were $2.22 billion, increasing $23.6 million or 1.1% from $2.19 billion at December 31, 2010.  Liabilities are comprised primarily of deposits and securities sold under agreements to repurchase, collectively making up over 91% of total liabilities.  Shareholder equity at September 30, 2011 was $199.3 million, decreasing $2.4 million or 1.2% from $201.7 million at December 31, 2010. During the third quarter of 2011, the Company redeemed its Series B Preferred Stock for $64.5 million and issued Series C Preferred Stock for $57.4 million.  These transactions resulted in a $7.0 million decline in shareholder’s equity.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments decreased slightly to 25.8% of total assets at September 30, 2011, from 26.9% at December 31, 2010.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over ninety percent of the corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

Purchases of $158.5 million during 2011 were primarily comprised of MBS and U.S. government agencies.  Maturities, sales, and paydowns of $169.0 million related primarily to the MBS and agencies portfolio.  The net unrealized gain on available-for-sale securities decreased $0.4 million to $11.0 million at September 30, 2011 from $11.4 million at December 31, 2010.  OTTI of $0.1 million and $0.5 million on two private-label MBS was recognized during the three and nine months ended September 30, 2011, respectively.  At September 30, 2011, an unrealized loss of $1.4 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

					% of
(in thousands)	September 30, 2011		% of	Net unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Amortized cost	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$393,216	$405,804	66.3%	$12,588	114.5%
U.S. government agencies	48,916	49,289	8.0%	373	3.4%
Trust preferred securities	104,494	103,867	16.9%	(627)	(5.7)%
Corporate debt securities	51,390	51,479	8.4%	89	0.8%
Private label MBS	3,466	2,040	0.3%	(1,426)	(13.0)%
Municipal securities	325	325	0.1%	—	0.0%
Total available for sale securities	$601,807	$612,804	100.0%	$10,997	100.0%

The Company also has Other Investments carried at cost with a value of $9.5 million at September 30, 2011, an increase of $2.5 million from $7.0 million at December 31, 2010.  The year-to-date increase represents net purchases of FHLB stock.  The FHLB stock is primarily related to a borrowing base maintained with the FHLB that is dependent upon the Company’s liquidity position.  To the extent that the Company’s need for wholesale funding increases, the Company may purchase additional stock in the future.

Loans.  Gross loans increased $16.1 million or approximately 1% to $1.66 billion at September 30, 2011 compared to December 31, 2010. During the nine months ended September 30, 2011, the Company advanced $274.3 million in new credit relationships and an additional $175.2 million on existing lines.  Credit extensions during this period were offset by paydowns and maturities of $420.7 million and gross charge-offs of $12.7 million.  Loan generation continues to be a challenge for both the Company and the industry and is the primary focus for the Company.

(in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
LOANS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Commercial	$587,345	36.7%	$565,145	35.8%	$569,607	36.1%
Real estate - mortgage	782,771	48.9%	783,675	49.7%	798,435	50.7%
Land acquisition & development	67,944	4.3%	83,871	5.3%	92,267	5.8%
Real estate - construction	68,442	4.3%	86,862	5.5%	85,763	5.4%
Consumer	112,709	7.0%	94,607	6.0%	75,233	4.8%
Other	40,588	2.5%	29,567	1.9%	17,913	1.1%
Gross loans	1,659,799	103.7%	1,643,727	104.2%	1,639,218	103.9%
Less allowance for loan losses	(59,695)	-3.7%	(65,892)	-4.2%	(65,325)	-4.1%
Net loans held for investment	1,600,104	100.0%	1,577,835	100.0%	1,573,893	99.8%
Loans held for sale	—	0.0%	—	0.0%	3,405	0.2%
Total net loans	$1,600,104	100.0%	$1,577,835	100.0%	$1,577,298	100.0%

Growth in gross loans during the nine months ended September 30, 2011, was primarily the result of growth of $22.2 million in the commercial segment.  Concerted effort to promote newer products such as jumbo mortgages and tax-exempt financing resulted in additional loan balances of $18.1 million and $11.0 million in consumer and other loans, respectively.  Growth in the loan portfolio was muted by declines in the Land A&D ($15.9 million) and real estate — construction ($18.4 million) portfolios.  The decrease in the Land A&D portfolio is the result of ongoing efforts to reduce high-risk loan concentration levels.  At September 30, 2011, Land A&D comprises only 4.1% of gross loans down from 5.1% at December 31, 2010.

The allowance for loan losses decreased $6.2 million during the nine months ended September 30, 2011 as a result of net charge-offs of $9.8 million offset by $3.6 million in provision for loan losses. See the Provision and Allowance for Loan and Credit Losses section and Note 6 of the Notes to the condensed consolidated financial statements for additional discussion.

Deferred Income Taxes.  Net deferred income taxes increased $2.4 million to $18.8 million at September 30, 2011, from $16.4 million at December 31, 2010. The increase was primarily related to a change in the fair value of our interest rate swaps resulting in a deferred tax asset of $2.7 million.  The Company established a valuation allowance at December 31, 2010 in the amount of $15.6 million that was not adjusted during 2011.  An additional valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, future taxable income levels decrease, or lower levels of tax planning strategies are anticipated.

Other Real Estate Owned and Repossessed Assets.  OREO and repossessed assets decreased $4.0 million to $21.0 million at September 30, 2011 from $25.1 million at December 31, 2010.  During the nine months ended September 30, 2011, the Company foreclosed on 17 properties with a fair value of $5.6 million; received sales proceeds of $6.7 million; and recognized losses on OREO sales and valuation adjustments of $3.1 million. At September 30, 2011, $10.3 million OREO was in Colorado and $10.6 million was in Arizona.

Other Assets.  Other Assets decreased $5.7 million to $43.8 million at September 30, 2011 from $49.6 million at December 31, 2010.  The change is primarily attributable to the following declines: cash deposits pledged to correspondent banks as collateral for confirming letters of credit ($7.4 million); prepaid expenses, primarily prepaid FDIC insurance assessments ($2.1 million).  These declines were offset by increases in fair market value of derivatives in an asset position ($3.2 million) and taxes receivable ($0.9 million).

Deposits.  Total deposits decreased $8.9 million to $1.88 billion at September 30, 2011 from $1.89 billion at December 31, 2010.  The overall decrease in total deposits is primarily the result of a decline of $63.8 million in reciprocal CDARS, which is primarily attributed to a single customer relationship.  Additionally, certificates of deposits $100,000 and over contributed $20.7 million to the decline in total deposits.  Offsetting these declines in total deposits were NOW and money market and noninterest bearing deposit accounts reflecting growth of $55.1 million and $26.1 million, respectively.  The CDARS program is provided through a third party and designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports. The Company maintains strong noninterest-bearing deposit levels.  Noninterest-bearing deposits represented 37.6% of total deposits at September 30, 2011, compared to 36.1% at December 31, 2010.

(in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
NOW and money market	$718,689	35.7%	$663,572	32.4%	$693,063	33.5%
Savings	10,251	0.5%	9,144	0.5%	9,160	0.4%
Eurodollar	104,971	5.2%	105,793	5.2%	116,681	5.6%
Certificates of deposits under $100,000	36,126	1.8%	41,845	2.0%	44,209	2.1%
Certificates of deposits $100,000 and over	208,965	10.4%	229,701	11.2%	261,632	12.8%
Reciprocal CDARS	93,909	4.6%	157,679	7.7%	155,188	7.5%
Brokered deposits	—	0.0%	100	0.0%	100	0.0%
Total interest-bearing deposits	1,172,911	58.2%	1,207,834	59.0%	1,280,033	61.9%
Noninterest-bearing demand deposits	707,606	35.2%	681,534	33.3%	621,420	30.1%
Customer repurchase agreements	131,877	6.6%	157,690	7.7%	165,559	8.0%
Total deposits and customer repurchase agreements	$2,012,394	100.0%	$2,047,058	100.0%	$2,067,012	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $25.8 million or 16.4% to $131.9 million at September 30, 2011, from $157.7 million at December 31, 2010.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio during 2011 reduced the Company’s need for wholesale borrowings.  At September 30, 2011, there was $74.4 million in short-term borrowings outstanding compared to $14.0 million at December 31, 2010.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $2.1 million, or 5.5%, to $36.8 million at September 30, 2011, compared to $38.9 million at December 31, 2010.  The decrease is primarily due to a decline of $11.8 million in liabilities accrued for investment purchases in 2010 that settled in 2011.  Offsetting this decline was an increase of $10.9 million since December 31, 2010 in the fair market value of derivatives in a liability position.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2011	2010	$	%	2011	2010	$	%
INCOME STATEMENT DATA
Interest income	$27,612	$28,550	$(938)	(3.3)%	$83,980	$87,727	$(3,747)	(4.3)%
Interest expense	3,638	4,663	(1,025)	(22.0)%	11,431	14,914	(3,483)	(23.4)%
NET INTEREST INCOME BEFORE PROVISION	23,974	23,887	87	0.4%	72,549	72,813	(264)	(0.4)%
Provision for loan losses	—	7,344	(7,344)	(100.0)%	3,622	31,608	(27,986)	(88.5)%
NET INTEREST INCOME AFTER PROVISION	23,974	16,543	7,431	44.9%	68,927	41,205	27,722	67.3%
Noninterest income	6,051	8,013	(1,962)	(24.5)%	22,873	24,651	(1,778)	(7.2)%
Noninterest expense	23,230	26,219	(2,989)	(11.4)%	73,934	81,943	(8,009)	(9.8)%
INCOME (LOSS) BEFORE INCOME TAXES	6,795	(1,663)	8,458	nm	17,866	(16,087)	33,953	nm
Provision (benefit) for income taxes	2,352	234	2,118	905.1%	6,358	(5,923)	12,281	nm
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	4,443	(1,897)	6,340	nm	11,508	(10,164)	21,672	nm
Net income attributable to noncontrolling interest	—	—	—	—	—	(199)	199	nm
NET INCOME (LOSS)	$4,443	$(1,897)	$6,340	nm	$11,508	$(10,363)	$21,871	nm

nm = not meaningful

The annualized return on average assets for the three and nine months ended September 30, 2011 was 0.74% and 0.64%, respectively, compared to (0.31)% and (0.57)% for the same prior year periods.  The annualized return on average shareholders’ equity for the three and nine months ended September 30, 2011 was 8.50% and 7.42%, respectively, compared to (3.45)% and (6.16)% for the same periods in 2010. Improvement in return on average assets and shareholders’ equity during the three and nine months ended September 30, 2011 is primarily attributable to a reduction in the provision for loan losses of $7.3 million and $28.0 million, respectively, over the comparable prior year periods.  Declines in noninterest expense exceeded declines in noninterest income and contributed to the improvement in the Company’s returns.  The Company’s efficiency ratio was 74.52% and 74.17% for the three and nine months ended September 30, 2011, respectively, compared to 78.12% and 77.29% for the same periods in 2010.

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

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30 ,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$26,980	$27	0.39%	$40,923	$45	0.43%
Investment securities (2)	610,128	5,413	3.55%	556,950	5,289	3.80%
Loans (2), (3)	1,656,737	22,516	5.32%	1,671,370	23,328	5.46%
Allowance for loan losses	(63,056)			(69,139)
Total interest-earning assets	$2,230,789	$27,956	4.77%	$2,200,104	$28,662	4.95%

Noninterest-earning assets	155,148			222,311
Total assets	$2,385,937			$2,422,415

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$726,054	$1,072	0.59%	$692,659	$1,182	0.68%
Savings	10,473	4	0.15%	9,309	7	0.30%
Eurodollar	97,005	180	0.73%	118,278	267	0.88%
Certificates of deposit
Brokered under $100,000	—	—	0.00%	387	2	2.05%
Reciprocal	93,158	130	0.55%	160,051	370	0.92%
Under $100,000	36,585	79	0.86%	45,225	147	1.29%
$100,000 and over	216,096	431	0.79%	285,195	890	1.24%
	$1,179,371	$1,896	0.64%	$1,311,104	$2,865	0.87%
Other borrowings
Securities sold under agreements to repurchase	160,807	216	0.53%	158,954	275	0.68%
Other short-term borrowings	13,914	9	0.25%	2,640	2	0.30%
Long term-debt	93,150	1,517	6.37%	93,150	1,521	6.39%
Total interest-bearing liabilities	$1,447,242	$3,638	0.99%	$1,565,848	$4,663	1.17%
Noninterest-bearing demand accounts	701,488			610,933
Total deposits and interest-bearing liabilities	2,148,730			2,176,781
Other noninterest-bearing liabilities	29,745			27,297
Total liabilities	2,178,475			2,204,078
Total equity	207,462			218,337
Total liabilities and equity	$2,385,937			$2,422,415
Net interest income - taxable equivalent		$24,318			$23,999
Net interest spread			3.78%			3.78%
Net interest margin			4.32%			4.33%
Ratio of average interest-earning assets to average interest-bearing liabilities	154.14%			140.51%

	For the nine months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$34,350	$102	0.39%	$27,941	$106	0.50%
Investment securities (2)	620,093	17,268	3.71%	545,189	16,696	4.08%
Loans (2), (3)	1,650,171	67,469	5.39%	1,717,693	71,321	5.48%
Allowance for loan losses	(63,717)			(72,255)
Total interest earning-assets	$2,240,897	$84,839	4.85%	$2,218,568	$88,123	5.07%

Noninterest-earning assets	159,721			210,793
Total assets	$2,400,618			$2,429,361

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$708,065	$3,359	0.63%	$710,107	$3,771	0.71%
Savings	9,906	14	0.19%	9,824	24	0.33%
Eurodollar	95,964	536	0.74%	111,251	794	0.94%
Certificates of deposit
Brokered under $100,000	7	—	1.37%	2,322	38	2.19%
Reciprocal	113,202	537	0.63%	171,836	1,315	1.02%
Under $100,000	38,873	279	0.96%	48,230	541	1.50%
$100,000 and over	225,938	1,555	0.92%	318,783	3,376	1.42%
Total interest-bearing deposits	$1,191,955	$6,280	0.70%	$1,372,353	$9,859	0.96%
Other borrowings
Securities sold under agreements to repurchase	159,494	632	0.52%	143,630	862	0.79%
Other short-term borrowings	9,351	18	0.25%	9,946	22	0.29%
Long-term debt	93,150	4,501	6.37%	93,150	4,171	5.90%
Total interest-bearing liabilities	$1,453,950	$11,431	1.04%	$1,619,079	$14,914	1.22%
Noninterest-bearing demand accounts	713,306			563,934
Total deposits and interest-bearing liabilities	2,167,256			2,183,013
Other noninterest-bearing liabilities	26,114			20,885
Total liabilities	2,193,370			2,203,898
Total equity	207,248			225,463
Total liabilities and equity	$2,400,618			$2,429,361
Net interest income - taxable equivalent		$73,408			$73,209
Net interest spread			3.81%			3.85%
Net interest margin			4.38%			4.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	154.12%			137.03%

(1)          Average yield or cost for the three and nine months ended September 30, 2011 and 2010 has been annualized, and is not necessarily indicative of results for the entire year.

(2)          Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)          Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2011 was relatively stable.  Average interest-earning asset balances have increased $30.7 million and $22.3 million for the three and nine months ended September 30, 2011, respectively.  The average net loan portfolio for the nine months ended September 30, 2011 and 2010, comprised 71% and 74% of average interest-bearing assets, respectively.  The securities investment portfolio for the same respective periods comprised 28% and 25% of average interest-earning assets, a shift reflecting the low demand environment for lending and the Company’s deployment of excess liquidity into the lower yielding investment securities portfolio.  The Company expects to redeploy excess liquidity into higher yielding loans in future quarters.

Including the noninterest bearing deposits, the Company’s overall deposit interest cost was 40 basis points (0.40%) and 44 basis points for the three and nine months ended September 30, 2011, respectively, compared to 59 and 68 basis points for the prior year periods.  Rates on average interest-bearing liabilities for the three and nine months ended September 30, 2011 decreased 18 basis points to 0.99% and 1.04%, respectively, over the comparable prior year periods.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2011	2010	$	%	2011	2010	$	%
NONINTEREST INCOME
Service charges	$1,274	$1,252	$22	1.8%	$3,737	$3,779	$(42)	(1.1)%
Investment advisory and trust income	1,291	1,298	(7)	(0.5)%	4,260	4,124	136	3.3%
Insurance income	2,952	3,173	(221)	(7.0)%	9,633	9,875	(242)	(2.5)%
Investment banking income	205	794	(589)	(74.2)%	1,806	2,884	(1,078)	(37.4)%
Other income	329	1,496	(1,167)	(78.0)%	3,437	3,989	(552)	(13.8)%
Total noninterest income	$6,051	$8,013	$(1,962)	(24.5)%	$22,873	$24,651	$(1,778)	(7.2)%

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

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were stable during all periods shown in the above table.

Investment Advisory and Trust Income.  Investment advisory and trust income was relatively flat quarter-over-quarter and increased 3.3% to $4.3 million for the nine months ended September 30, 2011 compared to the same period in 2010.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.

At September 30, 2011, discretionary AUM, comprised primarily of equity securities, decreased $44.7 million to $709.2 million compared to $753.9 million one year earlier.  Total AUM (discretionary and custodial assets) was $1.47 billion at September 30, 2011 compared to $1.51 billion at September 30, 2010.

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

For the three and nine months ended on September 30, 2011 and 2010, insurance revenues were earned from the following product lines:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Wealth transfer and executive compensation	27.7%	34.2%	24.7%	30.1%
Benefits consulting	31.9%	22.9%	30.2%	23.6%
Property and casualty	38.4%	41.1%	43.2%	44.1%
Fee income	2.0%	1.8%	1.9%	2.2%
	100.0%	100.0%	100.0%	100.0%

Insurance income decreased $0.2 million or 7.0% to $3.0 million during the three months ended September 30, 2011, compared to the same period in 2010.  During the first nine months of 2011, insurance income decreased $0.2 million compared to the prior-year period.  The decrease for the third quarter of 2011, over the prior quarter, is primarily attributable to a decline in commissions earned on the sale of life insurance products and to a lesser extent P&C revenue.  Year to date, life commissions were $0.6 million below 2010 levels and bonus and contingency income were down $0.2 million.  Employee benefits consulting income increased in 2011 as a result of an increased sales force.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and nine months ended September 30, 2011, decreased $0.6 million and $1.1 million, respectively, compared to the same periods in 2010 due primarily to lower success fees.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income decreased $1.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to declines in revenue from equity method investments and revenue earned on the sale of interest-rate swaps to commercial banking clients.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2011	2010	$	%	2011	2010	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,212	$14,580	$(368)	(2.52)%	$44,888	$44,145	$743	1.7%
Share-based compensation expense	372	324	48	14.8%	1,137	1,180	(43)	(3.6)%
Occupancy expenses, premises and equipment	3,358	3,459	(101)	(2.9)%	10,034	10,305	(271)	(2.6)%
Amortization of intangibles	160	161	(1)	(0.6)%	479	482	(3)	(0.6)%
FDIC and other assessments	627	1,370	(743)	(54.2)%	2,901	3,931	(1,030)	(26.2)%
Other real estate owned and loan workout costs	821	1,364	(543)	(39.8)%	2,654	4,590	(1,936)	(42.2)%
Net OTTI on securities recognized in earnings	136	70	66	94.3%	507	379	128	33.8%
Loss on securities, other assets and OREO	720	1,227	(507)	(41.3)%	2,654	6,389	(3,735)	(58.5)%
Other operating expenses	2,824	3,664	(840)	(22.9)%	8,680	10,542	(1,862)	(17.7)%
Total noninterest expenses	$23,230	$26,219	$(2,989)	(11.4)%	$73,934	$81,943	$(8,009)	(9.8)%

Salaries and Employee Benefits.  Salaries and employee benefits decreased $0.4 million (-3%) and increased $1.1 million (+2%) during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The quarterly decrease is primarily due to lower than expected medical claims on the Company’s self-insured plan, lower commission-based expense due to the decrease in noninterest income and a decrease in vacation expense.  The year to date increase is attributable to increases in bonuses and salaries, offset by lower executive retirement plan costs.  Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year. The Company’s full-time equivalent employees decreased to 545 at September 30, 2011 from 553 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased slightly during the three months ended September 30, 2011, compared to the prior-year period and is due to an increase in restricted stock issued in 2011.  Year to date, expenses are down slightly from the prior-year period, due to the cancellation of share-based awards that did not meet specified performance metrics in the second quarter of 2011.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs decreased $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The decrease is attributed primarily to declines in common area management fees on leased facilities.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors and capital structure.  FDIC and other assessments decreased $0.7 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, over the prior year periods.  The FDIC assessment calculation and base rates changed in the second quarter of 2011, reducing the Company’s cost.  FDIC cost reductions were also affected by the discontinuation of the Temporary Liquidity Guarantee Program (TLGP) program which the Bank voluntarily participated in through the end of 2010.

OREO and Loan Workout Costs.  For the three and nine months ended September 30, 2011, carrying costs and workout expenses of nonperforming loans and OREO decreased $0.5 million or 40% and $1.9 million or 42%, respectively, compared to the same periods in 2010. The decline in OREO and loan workout costs is consistent with the decrease of $30.6 million or 33% in nonperforming assets to $62.4 million at September 30, 2011, compared to $92.9 in the prior year.

Net OTTI on Securities Recognized in Earnings.  For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the credit component of OTTI is recognized in earnings.  The credit loss component is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.  During the three and nine months ended September 30, 2011, the Company recognized $0.1 million and $0.5 million in OTTI, respectively, related to two private-label MBS. At September 30, 2011, an unrealized loss of $1.4 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics worsen in the future.  Private-label MBS comprise 0.3% of the carrying value of the overall available for sale portfolio at September 30, 2011.

Loss on Securities, Other Assets, and OREO. The loss on securities, other assets and OREO was comprised of the following:

	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands)	2011	2010	$	%	2011	2010	$	%

OREO and repossessed assets	$674	$1,207	$(533)	(44.2)%	$3,232	$5,803	$(2,571)	(44.3)%
Investment securities	46	10	36	360.0%	(605)	149	(754)	(506.0)%
Loans held for sale	—	10	(10)	(100.0)%	—	359	(359)	(100.0)%
Other	—	—	—	0.0%	27	78	(51)	(65.4)%
	$720	$1,227	$(507)	(41.3)%	$2,654	$6,389	$(3,735)	(58.5)%

As the Company’s credit quality continues to improve, the Company has realized lower losses on OREO and loans held for sale.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three and nine months ended September 30, 2011, decreased $0.8 million and $1.9 million, respectively, compared to the prior year periods.  Legal, professional and accounting service expenses are the major contributors to the decline in other operating expenses, decreasing $1.6 million for the nine months ended September 30, 2011, compared to the same period in 2010, reflecting Company-wide efforts to manage costs.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase /
(in thousands)	2011	2010	(decrease)	2011	2010	(decrease)

Provision for loan losses	$—	$7,344	$(7,344)	$3,622	$31,608	$(27,986)
Provision for credit losses (included in other expenses)	—	—	—	—	—	—

Total provision for loan and credit losses	$—	$7,344	$(7,344)	$3,622	$31,608	$(27,986)

The decrease in the provision for loan and credit losses of $7.3 million and $28.0 million for the three and nine months ended September 30, 2011, respectively, over the comparable prior year periods is primarily attributable to an improving trend in new problem loans and an overall improvement in asset quality.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At September 30, 2011, the allowance for loan and credit losses was 3.60% of total loans, compared to 4.01% at December 31, 2010, and 3.99% at September 30, 2010.  The combination of recent improvement of loan performance and proactive provisioning resulted in a higher ratio of allowance for loan and credit losses to nonperforming loans at September 30, 2011 (144.46%) and at December 31, 2010 (154.33%) as compared to September 30, 2010 (102.34%).  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three and nine months ended September 30, 2011, the Company had net charge-offs of $2.2 million and $9.8 million, respectively, compared to $10.0 million and $41.4 million for the same periods a year earlier.  Approximately 47% of the total year-to-date net charge-offs were from Colorado relationships while 53% were from Arizona relationships.  The majority of net charge-offs is concentrated within two categories:  real estate — construction (51%) and commercial (25%).  Real estate — mortgage and Land A&D each comprise 11% of total net charge-offs.   Net charge-offs on two credit relationships represented approximately 56% of total net charge-offs; 38% in the Colorado market and 18% in the Arizona market.  Quarterly net charge-offs have steadily decreased from the fourth quarter of 2009 through the third quarter of 2011.  Charge-offs for the second and third quarter of 2011 remained flat.  The ratio of net charge-offs to average loans for the nine months ended September 30, 2011 was 0.60% compared to 2.62% at December 31, 2010 and 2.41% a year earlier.  The declining trend in net charge-offs is consistent with the decrease in quarterly loan loss provision and the continued improvement in asset quality during the same period.

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

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Balance of allowance for loan losses at beginning of period	$65,892	$75,116	$75,116

Provision for loan losses charged to operations	3,622	35,127	31,608

Charge-offs:
Commercial	(3,618)	(8,357)	(7,227)
Real estate — mortgage	(2,138)	(11,490)	(9,844)
Land acquisition & development	(1,635)	(23,077)	(21,788)
Real estate — construction	(5,098)	(6,181)	(5,822)
Consumer	(184)	(1,079)	(367)
Other	(61)	(443)	(442)
Total charge-offs	(12,734)	(50,627)	(45,490)
Recoveries:
Commercial	1,136	2,361	1,094
Real estate — mortgage	1,018	451	170
Land acquisition & development	603	2,662	2,560
Real estate — construction	69	655	127
Consumer	86	134	127
Other	3	13	13
Total recoveries	2,915	6,276	4,091
Net charge-offs	(9,819)	(44,351)	(41,399)

Balance of allowance for loan losses at end of period	$59,695	$65,892	$65,325

Balance of allowance for credit losses at beginning of period	$61	$155	$155
Provision for credit losses charged to operations	—	(94)	—
Balance of allowance for credit losses at end of period	$61	$61	$155

Total provision for loan and credit losses charged to operations	$3,622	$35,033	$31,608

Ratio of net charge-offs to average loans	0.60%	2.62%	2.41%

Average loans outstanding during the period	$1,650,171	$1,693,546	$1,717,693

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2011	2010	2010
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$—	$202	$3,761
Nonaccrual loans:
Commercial	5,606	8,722	7,401
Real estate - mortgage	18,491	8,446	26,215
Land acquisition & development	6,105	9,690	10,998
Real estate - construction	8,197	12,614	14,673
Consumer and other	2,966	3,060	935
Total nonaccrual loans	41,365	42,532	60,222
Total nonperforming loans	41,365	42,734	63,983
OREO and repossessed assets	20,986	25,095	28,919
Total nonperforming assets	$62,351	$67,829	$92,902

Allowance for loan losses	$59,695	$65,892	$65,325
Allowance for credit losses	61	61	155
Allowance for loan and credit losses	$59,756	$65,953	$65,480
Nonperforming assets to total assets	2.58%	2.83%	3.84%
Nonperforming loans to total loans	2.49%	2.60%	3.90%
Nonperforming loans and OREO to total loans and OREO	3.71%	4.06%	5.56%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	3.60%	4.01%	3.99%
Allowance for loan and credit losses to nonperforming loans	144.46%	154.33%	102.34%

Nonperforming assets of $62.4 million at September 30, 2011 were equally distributed between the Company’s two markets, Colorado (51%) and Arizona (49%).  OREO and repossessed assets represent 34% of total nonperforming assets while the remaining 66% is comprised of nonperforming loans.  Nonperforming loans of $41.4 million are primarily comprised of real estate — mortgage loans (45%), real estate - construction (20%), and land acquisition and development (15%).  Nonperforming assets have decreased steadily since its peak in the fourth quarter of 2009.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Certain financial metrics and discussion of the results for the three and nine months ended September 30, 2011 and 2010, of each operating segment, are presented below.

COMMERCIAL BANKING	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	$	%	2011	2010	$	%
Income Statement
Net interest income	$25,642	$25,039	$603	2.4%	$76,656	$75,770	$886	1.2%
Provision for loan losses	(2,068)	5,860	(7,928)	(135.3)%	(157)	25,547	(25,704)	(100.6)%
Noninterest income	1,653	2,780	(1,127)	(40.5)%	7,177	7,519	(342)	(4.5)%
Noninterest expense	7,403	6,902	501	7.3%	23,027	27,455	(4,428)	(16.1)%
Provision (benefit) for income taxes	8,149	5,674	2,475	43.6%	22,510	10,842	11,668	107.6%
Net income (loss) before management fees and overhead	13,811	9,383	4,428	47.2%	38,453	19,445	19,008	97.8%
Management fees and overhead allocations, net of tax	5,705	6,656	(951)	(14.3)%	17,063	18,775	(1,712)	(9.1)%
Net income (loss)	$8,106	$2,727	$5,379	197.2%	$21,390	$670	$20,720	3,092.5%

Other information
Full-time equivalent employees	207.4	215.0			207.0	210.9

Earnings for the Commercial Banking segment during the three and nine months ended September 30, 2011, increased $5.4 million and $20.7 million, respectively, compared to the same periods in 2010. The increase is primarily the result of a decrease in provision for loan losses and noninterest expense offset by increased tax provision expense.  The provision decline is the result of the Company’s early efforts to proactively reserve for problem loans when repayment risks were first identified.  Another factor contributing to the downward trend in loan loss provision is the Company’s overall continued asset quality improvement first reflected in the third quarter of 2009. Noninterest income declined $1.1 million during the third quarter of 2011 primarily as a result of losses on the segment’s equity method investments.  The decrease in noninterest expense is primarily comprised of FDIC assessments, OREO and loan workout expenses and losses on securities, other assets and OREO.

INVESTMENT BANKING	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	$	%	2011	2010	$	%
Income Statement
Net interest income	$1	$2	$(1)	(50.0)%	$6	$5	$1	20.0%
Noninterest income	205	794	(589)	(74.2)%	1,806	2,884	(1,078)	(37.4)%
Noninterest expense	868	1,085	(217)	(20.0)%	2,741	3,240	(499)	(15.4)%
Provision (benefit) for income taxes	(253)	(113)	(140)	(123.9)%	(363)	(139)	(224)	(161.2)%
Net income (loss) before management fees and overhead	(409)	(176)	(233)	(132.4)%	(566)	(212)	(354)	(167.0)%
Management fees and overhead allocations, net of tax	47	40	7	17.5%	118	122	(4)	(3.3)%
Net income (loss)	$(456)	$(216)	$(240)	(111.1)%	$(684)	$(334)	$(350)	(104.8)%

Other information
Full-time equivalent employees	19.9	21.8			19.4	22.3

Earnings for the Investment Banking segment decreased $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2011, respectively, compared to the year earlier periods.  Year-to-date in 2011, the segment closed two deals compared to five deals in 2010.  During the third quarter of 2011, no deals were closed and noninterest income is comprised solely of monthly retainers earned on active engagements.

WEALTH MANAGEMENT	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	$	%	2011	2010	$	%
Income Statement
Net interest income	$(2)	$(1)	$(1)	(100.0)%	$(26)	$(28)	$2	7.1%
Noninterest income	2,154	2,443	(289)	(11.8)%	6,815	7,294	(479)	(6.6)%
Noninterest expense	2,191	2,748	(557)	(20.3)%	6,967	7,712	(745)	(9.7)%
Provision (benefit) for income taxes	(4)	(122)	118	96.7%	(72)	(176)	104	59.1%
Net income (loss) before management fees and overhead	(35)	(184)	149	81.0%	(106)	(270)	164	60.7%
Management fees and overhead allocations, net of tax	164	168	(4)	(2.4)%	472	545	(73)	(13.4)%
Net income (loss)	$(199)	$(352)	$153	43.5%	$(578)	$(815)	$237	29.1%

Other information
Full-time equivalent employees	54.4	55.0			56.1	55.4

Net loss for the Wealth Management segment decreased $0.2 million for the three and nine month periods ended September 30, 2011, compared to the year earlier periods.  Revenue generated from wealth transfer transactions (typically facilitated through the use of whole life insurance products) decreased 25% and 19%, during the three and nine months ended September 30, 2011, respectively, compared to the prior year periods.  The decrease in noninterest expense offset the declines in revenue.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale. Over the past several quarters these revenues have been lower than historical standards due to broader economic uncertainties.  Whole life products generally require large, up-front cash premiums and potential clients have hesitated to make this investment.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the equity markets.

Discretionary AUM at September 30, 2011, decreased $44.7 million or 5.9% to $709.2 million compared to $753.9 million a year earlier. Total AUM, including custody and advisory assets, were $1.47 billion and $1.51 billion at September 30, 2011 and 2010, respectively.

INSURANCE	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	$	%	2011	2010	$	%
Income Statement
Net interest income	$—	$(2)	$2	100.0%	$(3)	$(8)	$5	62.5%
Noninterest income	2,089	2,028	61	3.0%	7,078	6,705	373	5.6%
Noninterest expense	2,181	2,118	63	3.0%	6,849	6,672	177	2.7%
Provision (benefit) for income taxes	(29)	(34)	5	14.7%	100	17	83	488.2%
Net income (loss) before management fees and overhead	(63)	(58)	(5)	(8.6)%	126	8	118	1,475.0%
Management fees and overhead allocations, net of tax	115	83	32	38.6%	288	256	32	12.5%
Net income (loss)	$(178)	$(141)	$(37)	(26.2)%	$(162)	$(248)	$86	34.7%

Other information
Full-time equivalent employees	55.0	48.7			53.1	52.4

Earnings for the three months ended September 30, 2011 remained relatively consistent year-over-year.  Earnings for the nine months ended September 30, 2011, increased $0.1 million over the comparable prior year period. Year-to-date revenue growth was primarily attributed to the employee benefit business.  The employee benefit group upgraded its sales staff in 2010 and as a result is experiencing an increase in new business.

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

CORPORATE SUPPORT	Three months ended September 30,		Increase/(decrease)		Nine months ended September 30,		Increase/(decrease)
(in thousands, except other information)	2011	2010	$	%	2011	2010	$	%
Income Statement
Net interest income	$(1,667)	$(1,151)	$(516)	(44.8)%	$(4,084)	$(2,926)	$(1,158)	(39.6)%
Provision for loan losses	2,068	1,484	584	39.4%	3,779	6,061	(2,282)	(37.7)%
Noninterest income	(50)	(32)	(18)	(56.3)%	(3)	249	(252)	(101.2)%
Noninterest expense	10,587	13,366	(2,779)	(20.8)%	34,350	36,864	(2,514)	(6.8)%
Provision (benefit) for income taxes	(5,511)	(5,171)	(340)	(6.6)%	(15,817)	(16,467)	650	3.9%
Net income (loss) before management fees and overhead	(8,861)	(10,862)	2,001	18.4%	(26,399)	(29,135)	2,736	9.4%
Management fees and overhead allocations, net of tax	(6,031)	(6,947)	916	13.2%	(17,941)	(19,698)	1,757	8.9%
Net income attributable to noncontrolling interest	—	—	—	0.0%	—	(199)	199	100.0%
Net income (loss)	$(2,830)	$(3,915)	$1,085	27.7%	$(8,458)	$(9,636)	$1,178	12.2%

Other information
Full-time equivalent employees	211.7	208.7			209.9	204.5

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

Net loss for the Corporate Support and Other segment decreased $1.1 million and $1.2 million for the three and nine months ended September 30, 2011, respectively, compared to the year earlier periods.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt (see Note 9 to the condensed consolidated financial statements).  In the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest-rate swaps (see Note 8 to the condensed consolidated financial statements).  The decrease in net interest income is attributable to a decrease in interest income on the loan portfolio the Parent purchased from the Bank in 2009.

The provision for loan losses relates to the non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Noninterest expense decreased $2.8 million and $2.5 million during the three and nine months ended September 30, 2011, respectively, primarily as a result of a decrease in loan workout expenses and other legal and professional expenses incurred in conjunction with the loan portfolio owned by the Parent.  Additionally, compensation expense relating to the Supplemental Executive Retirement Plan decreased year-over-year.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2011:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$2,534	$—	$—	$—	$2,534
FHLB overnight funds purchased (1)	71,839	—	—	—	71,839
Repurchase agreements (1)	131,877	—	—	—	131,877
Operating lease obligations	5,786	9,706	8,045	6,092	29,629
Long-term debt obligations (2)	6,024	30,897	7,391	115,318	159,630
Preferred Stock, Series C (3)	2,868	5,737	60,951	—	69,556
Supplemental executive retirement plan	—	—	—	3,826	3,826
Total contractual obligations	$220,928	$46,340	$76,387	$125,236	$468,891

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (See Note 9 to the Consolidated Financial Statements).  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note  8 to the Consolidated Financial Statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year”, $9.9 million due “After one but within three years”, $7.5 million due “After three but within five years” and $42.6 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)          Series C Preferred Stock issued to Treasury in September 2011 includes dividends payable at 5% on $57.4 million.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $57.4 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective  4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2011, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$355,823	$144,846	$29,380	$4,600	$534,649
Standby letters of credit	39,532	2,737	3,223	—	45,492
Commercial letters of credit	229	54	—	—	283
Unfunded commitments for unconsolidated investments	5,644	—	—	—	5,644
Company guarantees	1,202	—	—	—	1,202
Total commitments	$402,430	$147,637	$32,603	$4,600	$587,270

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

Approximately $29.4 million of total loan commitments at September 30, 2011 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at September 30, 2011 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $50.4 million at September 30, 2011, compared to $24.2 million at December 31, 2010. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 88.3% at September 30, 2011, from 87.0% at December 31, 2010, and above the last 4-quarter period ending average of 86.1%. This has allowed the Company to maintain low levels of wholesale borrowings which historically bear a higher cost than core deposits. At September 30, 2011, the Company had $71.8 million in outstanding borrowings with the FHLB.  Average wholesale borrowings were $9.3 million during the nine months ended September 30, 2011, an increase from the

2010 fiscal year average of $4.6 million. The Company has no brokered deposits at September 30, 2011 and core deposits represent 100% of the Company’s deposit base.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2011, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at September 30, 2011, totaled $430.1 million or 19.2% of the Company’s earning assets.  Available funding is comprised of $162.6 million through the unsecured federal fund lines and $267.6 million in secured FHLB borrowing capacity. The Company had $85.5 million in securities available to be pledged as collateral for additional FHLB borrowings at September 30, 2011.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. Although the Company’s aggregate correspondent credit lines decreased $80.0 million during 2010 due to three lines becoming unavailable in reaction to an overall tightening in the credit markets, it believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.  A seventh correspondent line was added for $10.0 million during the quarter ended September 30, 2011.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At September 30, 2011, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the prior two years, net of dividends paid during those years, were negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 14 of the notes to the condensed consolidated financial statements).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2011, the holding company had a liquidity position that exceeds the policy limit.

At September 30, 2011, shareholders’ equity totaled $199.3 million, a $2.4 million decrease from December 31, 2010.  The decrease was primarily due to the net decline of $7.0 million relating to the redemption of the Series B Preferred Stock and the issuance of the Series C Preferred Stock (see Note 11 to the condensed consolidated financial statements for additional), common and preferred dividends of $3.6 million and declines of $4.7 million in accumulated comprehensive income associated with changes in the value of hedge derivatives.  Offsetting the declines was a $1.4 million increase in common surplus relating to stock-based compensation, sales of stock under the ESPP plan and stock exercises and net income of $11.5 million for the nine months ended September 30, 2011.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2011, the Bank was well-capitalized with a Tier 1 Capital ratio of 11.3% and Total Capital ratio of 12.5%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2011, was 13.2% and its Total Capital ratio 15.7%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2011, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II.  OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2011, the Company issued and sold to Treasury 57,366  shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share, for a capital contribution of $57,366,000.  The sale was made in conjunction with the Treasury’s SBLF program established under the Small Business Jobs Act of 2010.  There was no underwriter associated with this transaction.  Proceeds of the transaction were used to redeem the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock).

On September 8, 2011, the Company used the proceeds from the issuance of the Series C Preferred Stock together with other available funds to redeem (repurchase) from Treasury all 64,450 outstanding share of its Series B Preferred Stock at a liquidation amount of $1,000 per share for a redemption price of $64,450,000, plus accrued but unpaid dividends to the redemption date.  The Series B Preferred Stock was issued to Treasury December 2008 in connection with the Company’s participation in the TARP Capital Purchase Program.

Additional information on the Series B Preferred Stock redemption and the Series C Preferred Stock issuance including terms of the SBLF program are included in Form 8-K, filed with the SEC on September 8, 2011, as well as in Note 11 to the Condensed Consolidated Financial Statements for the period ended September 30, 2011.

Item 6.		Exhibits

Exhibits and Index of Exhibits.

(1)	3.1	Amendment to Articles of Incorporation.
(1)	4.1	Form of Certificate for the Series C Preferred Stock.
(1)	10.1

Securities Purchase Agreement, dated September 8, 2011, by and between CoBiz Financial Inc. and the Secretary of the United States Department of the Treasury (Small Business Lending Fund Preferred Stock issuance/Series C Preferred Stock).

(1)	10.2	Repurchase Agreement dated September 8, 2011, between CoBiz Financial Inc. and the United States Department of the Treasury (TARP Preferred Stock redemption/Series B Preferred Stock).
	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
	32.1	Section 1350 Certification of the Chief Executive Officer.
	32.2	Section 1350 Certification of the Chief Financial Officer.
	101

Pursuant to Rule 405 of Regulation S-T, the following materials from CoBiz Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income and Comprehensive Income (Loss), (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, and (iv) Notes to the Condensed Consolidated Financial Statements.

(1)          Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed September 8, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	October 31, 2011	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	October 31, 2011	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer