Form 10-K
period 2011-12-31
COBIZ FINANCIAL INC
filed 2012-03-08
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011.

☐                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                         to

Commission file number 001-15955

COBIZ FINANCIAL INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 17th St., Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 312-3400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2011, computed by reference to the closing price on the NASDAQ Global Select Market was $127,868,661.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 29, 2012, was 37,102,420.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2011, we had total assets of $2.4 billion, net loans of $1.6 billion and deposits of $1.9 billion. We were incorporated in Colorado on February 19, 1980, as Equitable Bancorporation, Inc.

Our wholly owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 12 locations, including nine in the Denver metropolitan area, one in Boulder and two in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has six locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We focus on attracting and retaining high-quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver offices.

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

2007 Acquisition

On December 31, 2007, we acquired Wagner Investment Management, Inc. (Wagner), a Denver-based SEC-registered investment advisory firm providing investment management services for high-net-worth individuals and families, foundations and non-profit organizations. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Wagner have been included in the consolidated financial statements since the date of purchase. In 2010, Wagner was merged into Alexander Capital Management Group, LLC. (ACMG), another wholly-owned subsidiary that is a SEC-registered investment advisory firm. ACMG was renamed CoBiz Investment Management, LLC. in conjunction with the merger of Wagner.

2008 Acquisition

On January 2, 2008, we acquired all the assets and employees of Bernard Dietrich & Associates (BDA), a Phoenix-based property & casualty (P&C) insurance broker, through our subsidiary, CoBiz Insurance, Inc. Founded in 1993, BDA (which is now part of CoBiz Insurance, Inc.) provides commercial and personal property and casualty insurance brokerage, as well risk management consulting services to individuals and businesses.  The asset purchase was accounted for using the purchase method of accounting, and accordingly, the results of BDA have been included in the consolidated financial statements since the date of purchase.

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Wealth Management

•                  Insurance

•                  Corporate Support and Other

In conjunction with the strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was reported in periods prior to September 30, 2010 was renamed Wealth Management.  In addition, a business line was moved from the Insurance segment into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.

The Company’s segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Private banking
	•	Interest-rate hedging
	•	Depository products
	•	Treasury management
Investment Banking through:	•	Merger and acquisition advisory services
Green Manning & Bunch, Ltd.	•	Institutional private placements of debt and equity
	•	Strategic financial advisory services
Wealth Management through:	•	Customized client investment policy
CoBiz Investment Management, LLC	•	Proprietary bond and equity offerings
CoBiz Trust	•	Tailored asset allocation strategies
Financial Designs Ltd.	•	Trust administration
	•	Estate and business succession planning
	•	Carefully vetted investment options utilizing external managers
	•	Investment management
	•	Estate settlements
	•	Financial planning
	•	Family office services
Insurance through:	•	Employee benefits and retirement planning
CoBiz Insurance, Inc.	•	Executive compensation and benefits planning
Financial Designs Ltd.	•	Individual benefits
	•	Commercial lines
	•	Professional lines
	•	Private client
	•	Risk management services

For a complete discussion of the segments included in our principal activities and certain financial information for each segment, see Note 18 to the consolidated financial statements.

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

The following table details the Company’s market share of deposits in Arizona and Colorado, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) and SNL Financial at June 30, 2011 and 2010.

	June 30, 2011		June 30, 2010
(market share)	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.49	0.46	1.63	0.43
Other in-state banks	37.17	11.07	44.88	12.58
Out-of-state banks	61.34	88.47	53.49	86.99
Total	100.00	100.00	100.00	100.00

Deposit market share rank	13th	17th	14th	18th

The following table details the Company’s deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2011		June 30, 2010
	Deposit Market	Market	Deposit Market	Market
MSA	Share Rank	Share %	Share Rank	Share %
Denver-Aurora-Broomfield, CO	10th	2.09	9th	2.43
Boulder, CO	11th	2.90	10th	2.83
Edwards, CO	8th	2.45	10th	2.19
Phoenix-Mesa-Glendale, AZ	16th	0.63	17th	0.59

Fee-based business lines. We began offering trust and estate administration services in 1998; employee benefits brokerage and consulting in 2000; P&C insurance brokerage and investment banking services in 2001; and high-end life insurance, wealth transfer planning and investment management services in 2003.

When evaluating complementary business lines, the Company considers:

•                  Businesses where the revenue potential can be enhanced by our core banking franchise.

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

Emphasizing high-quality customer service. We believe our ability to offer high-quality customer service provides us with a competitive advantage over many regional banks that operate in our market areas. We emphasize customer service in all aspects of our operations and identify customer service as an integral component of our employee training programs. Moreover, we are constantly exploring methods to make banking an easier and more convenient process for our customers. For example, we offer a courier service to pick up deposits for customers who are not in close proximity to any of the Bank’s 18 locations, are not using our remote deposit capture product or simply do not have the time to go to the Bank.

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of our Board of Directors. At December 31, 2011, our ratio of nonperforming loans to total loans was 1.66%, compared to 2.60% at December 31, 2010.

The slowdown in the overall economy during 2008 negatively impacted our asset quality.  In response to the deteriorating economic conditions and the increase in our nonperforming assets, we created a Special Assets Group in 2009 to focus on resolving problem assets.  This group is led by a senior banking officer who has been with the Bank for 15 years and previously served as the Bank’s Chief Operations Officer.  All loans in a default or workout status are assigned to the Special Assets Group.  The Special Assets Group meets with representatives from each bank location on a monthly basis.  In addition, to further strengthen our procedures over asset quality, we divided our loan review function into two separate departments during 2009: loan review and credit administration.  We believe these actions have facilitated recovery strategies, reduced credit losses and directly contributed to the reduction in the level of nonperforming loans during 2010 and 2011.  Due to the improvement in asset quality, the Company began redeploying bankers in the Special Asset Group into production roles toward the end of 2011.

Controlling interest rate risk. We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.  We have also incorporated interest rate floors in many of our variable rate loans in order to preserve our net interest income in the event of interest rate decreases.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Acquisitions. We intend to continue to explore acquisitions of financial institutions or financial service entities within our market areas of Colorado and Arizona.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.

Market Areas Served

We operate in two western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.  The current economic downturn has negatively impacted both markets.  The Colorado market was slower to enter the recession than other areas of the country.  Conversely, the Arizona market was one of the states that led the nation into the recession and has been significantly impacted by unemployment, job losses and foreclosure rates.  However, the long-term prospects of both markets remain positive due to the diversity of industry sectors, educated workforces and reputation as high quality of life markets.

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

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being the second fastest-growing state in terms of percentage population growth from April 2000 to July 2009. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Population		Population
•	Colorado: 5.0 million	•	Arizona: 6.4 million
•	Metropolitan Denver: 2.5 million	•	Metropolitan Phoenix: 4.3 million
•	Projected to increase 35% to 5.8 million from 2000 to 2030	•	Projected to increase 109% to 10.7 million from 2000 to 2030

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2011 was 7.9%, down from 8.9% in December 2010 (national average of 8.5%)	•	Preliminary unemployment rate at December 2011 was 8.7%, down from 9.2% in December 2010 (national average of 8.5%)
•	Added 29,299 jobs, 1.1% increase, from December 2010 to October 2011	•	Lost 18,977 jobs, 0.6% decrease, from December 2010 to October 2011

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

Employees

At December 31, 2011, we had 546 employees, including 540 full-time equivalent employees. Employees of the Company are entitled to participate in a variety of employee benefit programs, including: stock option plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

Supervision and Regulation

CoBiz and the Bank are extensively regulated under federal, Colorado and Arizona law. These laws and regulations are primarily intended to protect depositors, borrowers and federal deposit insurance funds, not shareholders of CoBiz. The following information summarizes certain material statutes and regulations affecting CoBiz and the Bank, and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of CoBiz and the Bank. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

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

On December 19, 2008, the Company entered into an agreement with the Treasury pursuant to the CPP to issue shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) for an aggregate purchase price of $64.5 million.  The Company also issued a warrant with a 10-year term to acquire 895,968 shares of its common stock at an exercise price of $10.79.  On September 8, 2011, the Company redeemed all $64.5 million of Series B Preferred Stock from the Treasury, concurrent with the issuance of preferred stock under the Small Business Lending Fund discussed below.  On November 17, 2011 the Treasury sold the warrant issued by the Company to a third party in a private auction.  The warrant will continue to be outstanding under the terms originally issued to the Treasury.

American Recovery and Reinvestment Act of 2009 (ARRA).  To further stimulate the lagging economy, President Obama signed the ARRA into law on February 17, 2009.  Title VII of the ARRA contains limits on executive compensation for senior executive officers of participants in the CPP for as long as any financial assistance provided under the TARP remain outstanding.  The limitations include a prohibition on incentives that may encourage unsafe behavior; a provision for the recovery of bonuses in the event of materially inaccurate financial statements; a prohibition on the payment of golden parachutes; and the prohibition of the accrual or payment of any bonus, retention award or incentive compensation.  The prohibition on retention awards does not include the issuance of restricted stock as long as the restricted stock does not fully vest during the period in which the Series B Preferred Stock is outstanding and the fair value of the award does not exceed 1/3 of the receiving officers’ annual compensation.  On June 15, 2009, the Treasury issued an interim final rule, TARP Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.  These limitations applied to certain officers of the Company until September 8, 2011, the date the Company fully redeemed the Series B Preferred Stock.

Small Business Lending Fund (SBLF).  Enacted as part of the Small Business Jobs Act, the SBLF was a $30 billion fund that encouraged lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  Qualifying institutions were eligible to sell Tier 1-

qualifiying preferred stock to the Treasury.  The dividend rate on the preferred stock was initially a maximum of 5%.  The dividend rate decreases as the qualifying institution’s small business lending increases, and can fall as low as 1%.  However, if small business lending does not increase in the first two years, the rate will increase to 9%.  After 4.5 years, the rate will increase to 9% if the bank has not repaid the SBLF funding.  The maximum amount of available SBLF funding to a qualifying institution was limited to 5% of risk-weighted assets for institutions up to $1 billion in assets.  For institutions with more than $1 billion and less than $10 billion in assets, the maximum was 3% of risk-weighted assets.

The SBLF was available to participants in the CPP as a method to refinance preferred stock issued through that program.  On September 8, 2011, the Company entered into an agreement under the SBLF, pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $57,366,000, 57,366 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share. The proceeds from the issuance of the Series C Preferred Stock, along with other available funds, were used to redeem the Series B Preferred Stock issued through the CPP.  The Company files quarterly reports with the Treasury on its qualifying small business lending that may reduce the dividend rate on the Series C Preferred Stock.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services.  Some of the provisions include, but are not limited to:

•                  The requirement for publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

•                  Bank holding companies with assets of less than $15 billion at December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital.  Trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.  However, new issuances of trust preferred securities will be entitled to be treated as Tier 2 capital.

•                  Broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

•                  Creation of the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of federal consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

•                  Effective July 21, 2011, the federal prohibitions on paying interest on demand deposits were eliminated, thus allowing businesses to have interest bearing checking accounts.  The Company began offering interest-bearing demand deposits in the third quarter of 2011 in response to the change in regulation.  Effective January 2012, the Company discontinued its Eurodollar demand deposit product and transitioned accounts in the Eurodollar into interest-bearing demand accounts.  The Company had $97.7 million in Eurodollar deposits at December 31, 2011.

Many of the provisions of the Dodd-Frank Act have been the subject of proposed and final rules by the SEC, FDIC and Federal Reserve.  However, the full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Dividend Restrictions.  Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 8 to the consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2011, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

Pursuant to the terms of the agreement executed in the issuance of the Series C Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the

Company fails to declare and pay full dividends on the Series C Preferred Stock.  In addition, the Company may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles of Amendment establishing the Series C Preferred Stock.

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

For regulatory capital purposes, the Series B and Series C Preferred Stock are treated as an unrestricted core capital element included in Tier 1 Capital.

The table below sets forth the capital ratios of the Company:

	At December 31, 2011
		Minimum
Ratio	Actual %	Required %
Total capital to risk-weighted assets	16.3	8.0
Tier I capital to risk-weighted assets	14.0	4.0
Tier I leverage ratio	11.3	4.0

In 2010, the G20 endorsed the Basel III capital and liquidity requirements proposed by the Basel Committee of Banking Supervision.  While the Basel agreements apply to internationally active banks, U.S. banking regulators often apply the agreements to all banks.  Currently, regulators  are considering applying the definition of capital, new minimum capital ratios and liquidity ratios in Basel II to all U.S. banks.  The new definition of capital would include a new minimum common equity tier 1 to risk-weighted assets requirement.  Common equity is the highest quality equity and most loss absorbing form of capital and establishes the base of tier 1 common equity as adjusted for minority interests and various deductions.  The minimum tier 1 common equity ratio under Basel III is 4.5%.  Basel III also introduces minimum liquidity standards for a liquidity coverage ratio and a net stable funding ratio.  It is expected that final rules will be issued in 2012 and Basel III may be effective in 2013.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluates M&A activity.  For instance, on January 12, 2012, the FDIC approved a notice of proposed rulemaking that would require banks with more than $10 billion in assets to conduct an annual stress test to assist regulators in assessing capital adequacy.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2011
		Minimum
Ratio	Actual %	Required%
Total capital to risk-weighted assets	13.3	8.0
Tier I capital to risk-weighted assets	12.1	4.0
Tier I leverage ratio	9.7	4.0

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2011, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996.  In 2009, the base assessment rate range for Risk Category I institutions increased to 7-24 basis points as part of the FDIC’s Restoration Plan for the DIF.  This increase was necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  As part of the assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The base assessment rates for Risk Categories II — IV range from 17-78 basis points.

On February 7, 2011, the FDIC finalized new rules for an assessment calculation as required by the Dodd-Frank Act.  The final rules change the assessment base from deposits to average daily consolidated assets less average monthly tangible equity (which is defined as Tier 1 Capital) and also changes the base assessment rates.  The final rules took effect April 1, 2011.  Under the new assessments, the base assessment rate for a Risk Category I institution is 5-9 basis points and the base assessment rates for Risk Categories II — IV range from 14-35 basis points.  The Company’s assessments decreased in 2011 under the new calculation. The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2012 is 0.165 basis points (0.66 basis points annually).  The assessment rate is adjusted quarterly.

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

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  At December 31, 2011, the Company had pre-paid assessments of $3.6 million to be applied to future assessments.  For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

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

Fee-Based Business Lines

CoBiz Investment Management, LLC (CIM), formerly ACMG, is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Virtually all aspects of CIM’s business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CIM from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2011. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

Financial Designs Ltd. (FDL) provides wealth transfer planning through the use of life insurance products. State governments extensively regulate our life insurance activities. We sell our insurance products throughout the United States and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. We market these financial products through a third party registered broker-dealer that is a member of the FINRA and Securities Investor Protection Corporation.

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

Website Availability of Reports Filed with the SEC

The Company maintains an Internet website located at www.cobizfinancial.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company has also made available on its website its Audit, Compensation and Governance and Nominating Committee charters and corporate governance guidelines. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, which, among other measures, authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program, or TARP.  The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Treasury purchased equity securities from participating institutions under the Capital Purchase Program authorized by TARP (as well as the Capital Assistance Program announced on February 25, 2009).

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Bank, or FRB, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, or the FDIC, the SEC and others to address the liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  On February 17, 2009, the ARRA, was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, was intended to stimulate the economy and provide for broad infrastructure, education and health spending.  Most recently, the Dodd-Frank Act, signed into law on July 21, 2010, significantly reforms banking regulation and oversight.

The purpose of these and certain other legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, ARRA, Dodd-Frank Act and other regulatory initiatives may not have their desired effects.  If the volatility in the markets returns and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could adversely affect our business, financial condition and results of operations.

In September 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program under which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening of the yield curve, which could result in increased prepayment rates on our investment portfolio and a lower yield on our loan portfolio due to lower long-term interest rates, both of which would lead to a narrowing of our net interest margin.  Consequently, Operation Twist and any other future securities purchase programs of the U.S. Federal Reserve could materially adversely affect our business, financial condition, results of operations.

We are subject to restrictions on the ability to pay dividends to and  repurchase shares of common stock because of our participation in the SBLF.

Under the terms of the securities purchase agreement between us and the Treasury in connection with the SBLF transaction, our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%.  If we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock.  In addition, if the Company’s qualified small business lending does not increase over its initial baseline, the dividend rate on the Series C Preferred Stock may increase.

Difficult conditions in the financial services markets have adversely affected the business and results of operations of the Company.

Dramatic declines in the housing and commercial real estate market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, further credit tightening in the market could reduce funding lines available to the Company.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, has adversely affected us and may continue to adversely affect us.

In general, all of our business segments have been negatively impacted by current market conditions. There has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale since the end of 2008.  This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

Substantially all of our real property collateral is located in Arizona and Colorado.  Further declines in real estate prices would reduce the value of real estate collateral securing our loans.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be further diminished, and we would be more likely to suffer losses on defaulted loans.

Our Insurance segment’s revenues have been adversely affected by a continued soft premium market for property and casualty insurance; volatility in the broader equity market has negatively impacted Wealth

Management earnings; and Investment Banking transactions have been curtailed due to market uncertainty and valuation issues.

Continued weakness could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market for our common stock.

Our allowance for loan losses may not be adequate to cover actual loan losses.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, we intend to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the economic conditions in Colorado and Arizona further deteriorate.  The actual amount of future provisions for loan losses cannot be determined at any specific point in time and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

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

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2011, did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance Inc. and FDL-Employee Benefits division, our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  With respect to our investment advisory business, our revenues and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of CIM. for a particular quarter or year.  In addition, a substantial portion of the revenues and earnings of our wealth management segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.

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

An interruption in or breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in our cybersecurity may result in a loss of customer business or damage to our brand image.

We rely heavily on communications and information systems to conduct our business.   Any failure, interruption or cyber incident of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, and servicing or loan origination systems.  A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data, or steal confidential information.  The occurrence of any failures, interruptions or cyber incidents could result in a loss of customer business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2011, we had 12 bank locations, four fee-based locations and an operations center in Colorado and six bank locations and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado, 80202.  We lease our executive offices and our Northeast office from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 14 to the Consolidated financial statements. The terms of these leases expire between 2012 and 2020. The Company leases all of its facilities with the exception of the Prince bank in Littleton, Colorado which the Company purchased during 2010. The following table sets forth specific information on each location.

		Lease
Bank Locations	Address	Expiration
Colorado:
Prince	2409 W. Main St., Littleton, CO 80120	Owned
Cherry Creek	301 University Blvd., Stes. 100 & 200, Denver, CO 80206	2012
Littleton	101 W. Mineral Ave., Littleton, CO 80120	2012
Eagle	212 Chambers Ave., Unit 3, Eagle, CO 81631	2013
Northeast	4695 Quebec St., Denver, CO 80216	2013
Boulder	2025 Pearl St., Boulder, CO 80302	2014
Northwest	400 Centennial Pkwy., Ste. 100, Louisville, CO 80027	2014
Tremont	1275 Tremont Pl., Denver, CO 80204	2014
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2014
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2015
Denver	821 17th St., Denver, CO 80202	2016
Denver Operations Center	717 17th St., Ste. 400, Denver, CO 80202	2020
DTC	4582 S. Ulster Street Parkway, Ste. 100, Denver, CO, 80237	2020
Arizona:
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2012
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2017
Phoenix	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale	6909 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2018
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2018

		Lease
Fee-Based Locations	Address	Expiration
CoBiz Insurance Inc.:
Colorado	821 17th St., Denver, CO 80202	2016
Arizona	2600 N. Central Ave., Ste. 1950, Phoenix, AZ 85004	2017

Financial Designs Ltd.	1775 Sherman St., Ste. 1800, Denver, CO 80203	2013

CoBiz Investment Management, LLC	1099 18th St., Ste. 3000, Denver, CO 80202	2018

Green Manning & Bunch, Ltd.	1515 Wynkoop St., Ste. 800, Denver, CO 80202	2020

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 29, 2012, there were approximately 484 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2010:
First Quarter	$6.60	$4.25	$0.01
Second Quarter	8.29	5.99	0.01
Third Quarter	6.78	4.98	0.01
Fourth Quarter	6.20	4.71	0.01
2011:
First Quarter	$7.02	$5.54	$0.01
Second Quarter	7.00	5.93	0.01
Third Quarter	6.54	4.36	0.01
Fourth Quarter	5.84	4.22	0.01

The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 8 to the consolidated financial statements that could limit our ability to pay dividends.

Pursuant to the terms of the securities purchase agreement executed in the issuance of the Series C Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series C Preferred Stock.  At December 31, 2011, the Company has paid all required dividends under the purchase agreement when due.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2006 and the closing prices on each of the five years in the period ended December 31, 2011, with the hypothetical cumulative total return on the Russell 2000 Index and the NASDAQ Bank Index for the comparable period.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
CoBiz Financial Inc.	$100.00	$68.46	$45.97	$22.88	$29.50	$28.18
NASDAQ Bank Index	$100.00	$80.10	$62.86	$52.62	$60.08	$53.76
Russell 2000 Index	$100.00	$98.44	$65.17	$82.87	$105.14	$100.73

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. During the periods reported, the Company has completed two acquisitions of companies as described in Part I, Item 1.

At or for the year ended December 31,	2011	2010	2009	2008	2007
(in thousands, except per share data)
Statement of income data:
Interest income	$111,264	$115,979	$129,450	$144,908	$154,510
Interest expense	14,863	19,148	26,066	49,557	66,611
Net interest income before provision for loan losses	96,401	96,831	103,384	95,351	87,899
Provision for loan losses	4,002	35,127	105,815	39,796	3,936
Net interest income (loss) after provision for loan losses	92,399	61,704	(2,431)	55,555	83,963
Noninterest income	35,956	35,008	27,627	35,778	28,611
Noninterest expense	100,547	109,112	141,410	89,717	75,515
Income (loss) before taxes	27,808	(12,400)	(116,214)	1,616	37,059
Provision (benefit) for income taxes	(5,654)	10,028	(32,859)	(91)	13,713
Net income (loss) before noncontrolling interest	$33,462	$(22,428)	$(83,355)	$1,707	$23,346
Less: net (income) loss attributable to noncontrolling interest	—	(209)	314	(379)	(322)
Net income (loss)	$33,462	$(22,637)	$(83,041)	$1,328	$23,024

Earnings (loss) per common share - basic	$0.76	$(0.72)	$(2.98)	$0.05	$0.98
Earnings (loss) per common share - diluted	$0.76	$(0.72)	$(2.98)	$0.05	$0.96
Cash dividends declared per common share	$0.04	$0.04	$0.10	$0.28	$0.26
Dividend payout ratio	5.26%	NM	NM	560.00%	26.53%

Balance sheet data:
Total assets	$2,423,504	$2,395,088	$2,466,015	$2,684,275	$2,391,012
Total investments	633,308	644,668	545,980	500,448	395,663
Loans	1,637,424	1,643,727	1,780,866	2,031,253	1,846,326
Allowance for loan losses	55,629	65,892	75,116	42,851	20,043
Loans held for sale	—	—	1,820	—	—
Deposits	1,918,406	1,889,368	1,968,833	1,639,031	1,742,689
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,984	20,984	20,984	—
Shareholders’ equity	220,082	201,738	230,451	252,099	189,270

Key ratios:
Return on average total assets	1.39%	(0.93)%	(3.25)%	0.05%	1.04%
Pre-tax, pre-provision return on assets (PTPP ROA) (1)	1.49%	1.27%	1.63%	1.79%	1.88%
Return on average shareholders’ equity	16.23%	(10.17)%	(35.23)%	0.67%	12.15%
Average shareholders’ equity to average total assets	8.58%	9.15%	9.22%	7.80%	8.54%
Net interest margin	4.35%	4.37%	4.38%	4.08%	4.28%
Efficiency ratio (2)	73.01%	76.49%	68.27%	65.10%	64.10%
Nonperforming assets to total assets	1.89%	2.83%	4.24%	1.75%	0.15%
Nonperforming loans to total loans	1.66%	2.60%	4.44%	2.02%	0.18%
Allowance for loan and credit losses to total loans	3.40%	4.01%	4.23%	2.12%	1.12%
Allowance for loan and credit losses to nonperforming loans	204.38%	154.33%	97.28%	104.95%	604.69%
Net charge-offs (recoveries) to average loans	0.86%	2.62%	3.78%	0.87%	0.11%

(1) Pre-tax pre-provision earnings (PTPP) is a non-GAAP measure and is calculated as total revenue less noninterest expense (excluding impairment and valuation losses).  The Company believes that PTPP is a useful financial measure that enables investors and others to assess the Company’s ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business.

Net income - GAAP	$33,462	$(22,637)	$(83,041)	$1,328	$23,024
Adjusted for:
Provision (benefit) for income taxes	(5,654)	10,028	(32,859)	(91)	13,713
Provision for loan and credit losses	3,976	35,033	105,711	39,479	3,936
Net other than temporary impairment losses on securities recognized in earnings	771	451	922	—	—
Loss on securities, other assets and other real estate owned	3,145	7,977	4,677	4,592	1,039
Goodwill impairment	—	—	46,160	—	—
Pre-tax, pre-provision earnings	$35,700	$30,852	$41,570	$45,308	$41,712
Average assets	$2,403,960	$2,434,002	$2,556,706	$2,529,901	$2,218,625
PTPP ROA	1.49%	1.27%	1.63%	1.79%	1.88%

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

Industry Overview. The U.S. commercial banking industry has been significantly impacted between 2008 and 2011 by decreased values in real estate related assets, a downturn in the financial markets and a significant tightening in the credit market.  The weakened U.S. housing market has caused the industry to realize significant losses on write-downs of investment securities securitized by real estate and higher credit costs for write-downs of loans issued for investment.  The October 2011 S&P/Case-Shiller Home Price Indices data indicated that the real estate market is still struggling.  Both the 10-City and 20-City Indices recorded annual returns of -3.0% and -3.4%, respectively.  In the Company’s markets, the Arizona index was at its lowest level since October 2002 and the Colorado market was only slightly above the lowest level since October 2002.

At the December 2011 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The target federal funds rate has been at this level since December 2008.  The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.

The national unemployment rate decreased from 9.4% in December 2010 to 8.5% at December 2011.  The unemployment rate has decreased for four consecutive months and is at the lowest level since February 2009.  While decreasing, the high unemployment rate is a driving factor that could prolong a weak economy.  During 2008-2010, 322 banks failed and went into receivership with the FDIC, causing estimated losses of $79.1 billion to the Depository Insurance Fund.  In 2011, 92 banks went into receivership.  The FDIC has also taken possession of 3 banks in the first month of 2012.  This compares to only 10 bank failures in the years 2003 to 2007.  The FDIC’s “problem list” stood at 844 at September 30, 2011, down from 884 at the end of 2009 and up from 252 at the end of 2008.

In the third quarter of 2011, FDIC-insured commercial banks reported a combined net income of $35.3 billion, the highest level since the second quarter of 2007.  Industry earnings have increased year over year for nine consecutive quarters.  Noncurrent loans decreased for the sixth consecutive quarter, helping drive a decrease in charge-offs and loan loss provisions.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2011, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 18 bank locations, four fee-based businesses and total assets of $2.4 billion.  As discussed in “Item 1. Business” and Note 18 to the Consolidated financial statements, the Company changed its operating segments in 2010 to reflect an internal realignment of its wealth management components.  The prior period disclosures in the following table have been adjusted to conform to the new presentation.  Certain key metrics of our operating segments at or for the years ended December 31, 2011, 2010 and 2009 are as follows:

					Corporate
	Commercial	Investment	Wealth		Support and
	Banking	Banking	Management	Insurance	Other	Consolidated
(in thousands, except per share data)	2011
Operating revenue (1)	$111,907	$7,245	$9,396	$9,270	$(5,461)	$132,357
Net income (loss)	$31,393	$686	$(293)	$(33)	$1,709	$33,462
Diluted income (loss) per common share (2)	$0.86	$0.02	$(0.01)	$—	$(0.11)	$0.76

	2010
Operating revenue (1)	$111,422	$5,658	$9,714	$8,692	$(3,647)	$131,839
Net loss	$(86)	$(91)	$(1,295)	$(818)	$(20,347)	$(22,637)
Diluted income (loss) per common share (2)	$—	$—	$(0.04)	$(0.02)	$(0.66)	$(0.72)

	2009
Operating revenue (1)	$116,768	$1,161	$8,036	$8,899	$(3,853)	$131,011
Net loss	$(47,698)	$(4,585)	$(22,243)	$(2,632)	$(5,883)	$(83,041)
Diluted income (loss) per common share (2)	$(1.64)	$(0.16)	$(0.76)	$(0.09)	$(0.33)	$(2.98)

(1) Net interest income plus noninterest income

(2) The per share impact of preferred stock dividends and earnings allocated to participating securities are included in Corporate Support and Other.

Noted below are some of the significant financial performance measures and operational results for 2011 and 2010:

2011

•                  Commercial Banking earned $0.86 on a per share basis in 2011 compared to break-even in 2010.  Earnings per share in 2011 have significantly improved from the $1.64 per share loss in 2009.  The primary driver of the earnings increase was a reduction in the provision for loan losses, which totaled $0.6 million in 2011 and $30.2 million in 2010. Nonperforming assets decreased to $45.7 million at the end of 2011, from $67.8 million at the end of 2010.  The Bank’s ratio of allowance for loan and credit losses to total loans ended the year at 3.4% and the allowance exceeds 204% of nonperforming loans.  During the fourth quarter of 2011, the segment benefited from the reversal of a deferred tax valuation allowance of $4.1 million that was originally recorded at the end of 2010.

•                  Investment Banking earned $0.02 on a per share basis in 2011 compared to break-even in 2010.  Investment Banking revenue in 2011 was at the highest level for the segment since 2004.

•                  Wealth Management lost $0.01 per diluted share in 2011, an improvement over the loss of $0.04 in 2010.  A reduction in operating expenses exceeded the loss in revenue for the segment.  During the fourth quarter of 2011, the segment benefited from the reversal of a deferred tax valuation allowance of $0.2 million that was originally recorded at the end of 2010.

•                  Insurance broke even in 2011, an improvement over the $0.02 loss per diluted share in 2010.  Revenue earned by the segment increased in 2011 due to a 27% increase in income from employee benefit brokerage.  During the fourth quarter of 2011, the segment benefited from the reversal of a deferred tax valuation allowance of $0.3 million that was originally recorded at the end of 2010.

•                  Corporate Support and Other lost $0.11 per diluted share in 2011, an improvement from a loss of $0.66 in 2010.  During the fourth quarter of 2011, the segment benefited from the reversal of a deferred tax valuation allowance of $11.0 million that was originally recorded at the end of 2010.

•                  The Series B Preferred Stock issued under the CPP was redeemed in full during September 2011 for $64.5 million plus accrued dividends.  Concurrent with the redemption, Series C Preferred Stock was issued to Treasury under the SBLF for $57.4 million with an initial dividend rate of 5%.  Together, the transactions resulted in a $7.0 million decline in shareholder equity.

•                  During the fourth quarter of 2011, the Company reversed a deferred tax asset valuation allowance in the amount of $15.6 million that was originally recorded in the fourth quarter of 2010.

•                  The Company recognized losses of $3.9 million in 2011 on valuation adjustments of other real estate owned, other-than-temporary impairments on investments and the closure of a branch location.

•                  The net interest margin on a tax-equivalent basis declined slightly to 4.35% compared to 4.37% in 2010.

•                  Total noninterest-bearing demand accounts represented 37.6% of total deposits at December 31, 2011.

•                  The Company’s total risk-based capital ratio was 16.3% at the end of 2011, up from 15.5% at the end of 2010.

2010

•                  Commercial Banking broke even on a per share basis in 2010 compared to a loss of $1.64 per diluted share in 2009.  Our commercial banking franchise recognized provision for loan losses of $30.2 million in 2010, a significant reduction compared to $103.4 million in 2009.  Nonperforming assets decreased to $67.8 million at the end of 2010, from $104.5 million at the end of 2009.  The Bank’s ratio of allowance for loan and credit losses to total loans ended the year at 4.01% and the allowance exceeded 154% of nonperforming loans.  During the fourth quarter of 2010, the segment recorded a deferred tax valuation charge of $4.1 million. Also contributing to the improvement was the absence of a goodwill impairment that negatively impacted the 2009 results.

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

•                  Wealth Management lost $0.04 per diluted share in 2010, an improvement over the loss of $0.76 in 2009. The segment recorded a $0.2 million deferred tax valuation allowance during 2010.  Most of the major market indices rose during 2010, contributing to higher revenue for the segment.  However, the integration of the Company’s investment advisory firms into one legal entity and the subsequent marketing campaign of Wealth Management increased operating expenses.  Wealth transfer revenue increased in 2010 over 2009, as the economy improved.  Also contributing to the improvement was the absence of a goodwill impairment that negatively impacted the 2009 results.

•                  Insurance lost $0.02 per diluted share in 2010, an improvement over the $0.09 loss in 2009.  A deferred tax valuation allowance of $0.3 million impacted the segment’s earnings during 2010. The Company’s P&C revenues are generated as a percentage of its client’s insurance premiums.

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

Bank. The commercial bank segment, the cornerstone of our franchise, was adversely impacted by the slowdown in the economy and the tightening in the credit markets during 2008-2010.  While the Company was still impacted in 2011, the Bank returned to profitability.  Net charge-offs fell to $14.3 million in 2011, from $44.4 million in 2010 and $73.6 million in 2009 (all years include net charge-offs on loans that were transferred to the parent company). Nonperforming assets decreased significantly in 2011 to $45.7 million, from $67.8 million at the end of 2010, but remains elevated over historical amounts.  The negative impact of asset quality has affected the both the level of provision for loan losses and net interest income as earning assets decreased.  The Bank, and the industry as a whole, continue to be challenged by new loan generation.  Average loans decreased to $1.65 billion in 2011, from $1.69 billion in 2010 and $1.95 billion in 2009.  Muted loan growth in the future will negatively impact the Bank’s earnings as net interest income is the largest driver of operating income.

Fee-Based Business Lines. The Company’s fee-based business lines — Investment Banking, Insurance, and Wealth Management — generated net income of $0.4 million in 2011.  The ratio of noninterest income to total operating revenues was 27% in both 2011 and 2010.

We believe that through the combination of our Commercial Banking franchise and our fee-based businesses, we are uniquely situated to service our commercial clients throughout their business lifecycle. We are able to help our customers grow by providing banking services from our bank franchise, capital planning from GMB, and employee and executive benefits packages from CoBiz Insurance and FDL. We can assist in planning for the future with wealth transfer and business succession planning from FDL. We are able to protect assets with P&C insurance from CoBiz Insurance. We can facilitate exit and retirement strategies with merger and acquisition services from GMB. We are also able to preserve our customers’ wealth with trust and fiduciary services from CoBiz Trust and investment management services from CIM.

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see “Segment Results” discussed below and Note 18 to the consolidated financial statements.

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

Allowance for Loan Losses

The allowance for loan losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In determining the appropriate level of the allowance for loan losses, we analyze the various components of the loan portfolio, including all significant credits, on an individual basis. When analyzing the adequacy, we segment the loan portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  We have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Loans that are graded 5 or lower are categorized as non-classified credits, while loans graded 6 and higher are categorized as classified credits that have a higher risk of loss. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.

Differences between the actual credit outcome of a loan and the risk assessment made by the Company could negatively impact the Company’s earnings by requiring additional provision for loan losses.  As a hypothetical example, if $25.0 million of grade 3, non-classified loans were transferred into classified loans at the same percentage level of existing classified loans, an additional $1.6 million of provision for loan losses would be required.

See Note 3 to the consolidated financial statements for further discussion on management’s methodology.

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

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  At December 31, 2011, the Company reversed the valuation allowance of $15.6 million it established during the fourth quarter of 2010.  See Note 10 to the consolidated financial statements for additional information.  A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such additional valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Share-based Payments

Under ASC Topic 718, Compensation — Stock Compensation (ASC 718), we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 13 to the consolidated financial statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under ASC 718, could have been materially impacted. Furthermore, if we use different assumptions in future periods, share-based compensation expense could be materially impacted in future periods.

ASC 718 requires that cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows.

Fair Value

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), as it applies to financial assets and liabilities effective January 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2011, $631.4 million of total assets, consisting of $623.5 million in available for sale securities and $7.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2010, $642.7 million of total assets, consisting of $637.4 million in available for sale securities and $5.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.0 million and $2.4 million of total assets at December 31, 2011 and 2010, respectively.  The Company recognized $0.8 million and $0.4 million in other-than-temporary impairments on the private-label MBS for the year-ended December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, $17.2 million and $6.8 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $50.9 million and $47.6 million at December 31, 2011 and 2010, respectively.  For additional information on the fair value of certain financial assets and liabilities see Note 17 to the consolidated financial statements.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of Notes to Consolidated Financial Statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Recent Accounting Pronouncements

Effective July 2011, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the effect, if any, the adoption of ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that required the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  ASU 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements.

Financial Condition

The Company had total assets of $2.4 billion and total liabilities of $2.2 billion at December 31, 2011 and 2010.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2011 and 2010.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2011, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to current conditions and heightened default risk due to depressed real estate and collateral values, the Company expanded the resources of the credit and loan review departments to provide for a more proactive identification and management of problem credits.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Senior Credit Officer in each geographic market. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, each of the loan officers establishes a watch list of loans to be reviewed by the board of directors of the Bank. The loan portfolio is also monitored regularly by a loan review department that reports to the Chief Operations Officer of the Company and submits reports directly to the audit committee of the board of directors and the credit administration department.

In order to effectively respond to the current credit cycle, declining asset quality and increasing foreclosures, the Company made a significant investment in 2009 to establish a Special Assets Group comprised of experienced professionals to efficiently manage nonperforming assets.  Management believes having the specialized function will allow our bankers to focus on seeking new lending and deposit relationships while troubled asset levels are effectively managed.  In the latter part of 2011, the Company began redeploying certain officers from the Special Assets Group into production roles due to the improvement in asset quality.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$568,962	36.0	$565,145	35.8	$559,612	32.8	$648,968	32.6	$576,959	31.6
Real estate - mortgage	784,491	49.5	783,675	49.7	832,509	48.8	870,262	43.8	728,076	39.9
Land acquisition & development	61,977	3.9	83,871	5.3	152,667	8.9	221,946	11.2	236,637	13.0
Real estate — construction	63,141	4.0	86,862	5.5	144,069	8.4	192,164	9.7	219,081	12.0
Consumer	116,676	7.4	94,607	6.0	76,103	4.5	86,701	4.4	71,422	3.9
Other	42,177	2.7	29,567	1.9	15,906	0.9	11,212	0.6	14,151	0.8
Total loans	$1,637,424	103.5	$1,643,727	104.2	$1,780,866	104.3	$2,031,253	102.2	$1,846,326	101.1
Less allowance for loan losses	(55,629)	(3.5)	(65,892)	(4.2)	(75,116)	(4.4)	(42,851)	(2.2)	(20,043)	(1.1)
Net loans held for investment	$1,581,795	100.0	$1,577,835	100.0	$1,705,750	99.9	$1,988,402	100.0	$1,826,283	100.0
Loans held for sale	—	—	—	—	1,820	0.1	—	—	—	—
Net loans	$1,581,795	100.0	$1,577,835	100.0	$1,707,570	100.0	$1,988,402	100.0	$1,826,283	100.0

Gross loans decreased $6.3 million in 2011.  Loan portfolio composition at December 31, 2011 did not change materially from the prior year.  The Company experienced growth in its jumbo mortgage product leading to an increase in Consumer loans of $22.1 million or 23% to $116.7 million at December 31, 2011.  Other loans also increased $12.6 million or 43% to $42.2 million at December 31, 2011 due to growth in tax-exempt financing.  Increases in these two loan categories were offset by decreases in the land acquisition and development ($21.9 million) and real estate — construction ($23.7 million) categories. The loan portfolio’s downward trend in prior years is primarily attributable to a decrease in the land acquisition and development loan portfolio.  Due to overall market illiquidity and the significant value declines on raw land during that time, the Company ceased lending activities for the acquisition and future development of land.  The land acquisition and development loan portfolio contributed to 84% of the total decrease of $208.9 million in our loan portfolio since 2007.  The recent adverse economic conditions have contributed to a challenging operating environment and a downward trend in loan demand.  However, the shift in loan concentration is primarily attributed to successful efforts to further diversify the Company’s loan portfolio.  The Company has been successful in reducing high risk loan concentration levels and growing other loan categories mainly by exploring new niche lending opportunities such as tax exempt financing and jumbo mortgages.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2011, our individual legal lending limit was $42.8 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2011 and 2010, the outstanding balance of loan participations sold by us was $17.2 million and $18.4 million, respectively. At December 31, 2011 and 2010, we had loan participations purchased from other banks totaling $7.6 million and $43.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	2011		2010		2009
	Number of	% of	Number of	% of	Number of	% of
Credit Relationships	Relationships	Loan Portfolio	Relationships	Loan Portfolio	Relationships	Loan Portfolio
Greater than $6.0 million	33	16.3	29	14.6	28	13.6
$3.0 million to $6.0 million	69	17.0	71	17.6	85	19.6
$1.0 million to $3.0 million	305	31.7	311	32.5	347	33.4
$0.5 million to $1.0 million	354	15.5	359	15.9	374	14.7
Less than $0.5 million	4,231	19.5	4,397	19.4	4,565	18.7
	4,992	100.0	5,167	100.0	5,399	100.0

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2011, 2010, and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2011 and 2010, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 14 to the consolidated financial statements for additional discussion on our commitments.

Commercial Loans. Commercial loans increased $3.8 million, or 0.7%, from $565.1 million at December 31, 2010 to $569.0 million at December 31, 2011. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	2011		2010		2009
		% of Commercial		% of Commercial		% of Commercial
(in thousands)	Balance	Loan Portfolio	Balance	Loan Portfolio	Balance	Loan Portfolio
Manufacturing	$79,816	14.0	$86,692	15.3	$76,832	13.7
Finance and insurance	78,922	13.9	77,198	13.7	78,302	14.0
Health care	56,448	9.9	70,685	12.5	63,508	11.4
Real estate services	74,359	13.1	79,143	14.0	79,454	14.2
Construction	46,508	8.2	51,404	9.1	53,240	9.5
Retail trade	27,741	4.9	26,875	4.8	33,687	6.0
Wholesale trade	61,948	10.9	53,514	9.5	54,175	9.7
All other	143,220	25.1	119,634	21.2	120,414	21.5
	$568,962	100.0	$565,145	100.0	$559,612	100.0

Real Estate Mortgage Loans. Real estate mortgage loans of $784.5 million remained unchanged over 2010.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2011 and 2010, 61% and 59%, respectively, of the Company’s outstanding real estate mortgage loans were in the Colorado market.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2011		2010		2009
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$421,350	53.7	$431,935	55.1	$461,822	55.5
Residential & commercial investor	363,141	46.3	351,740	44.9	370,687	44.5
	$784,491	100.0	$783,675	100.0	$832,509	100.0

Land Acquisition and Development Loans.  Land acquisition and development loans decreased $21.9 million, or 26%, from $83.9 million at December 31, 2010 to $62.0 million at December 31, 2011. We have a portfolio of loans for the acquisition and development of land for residential building projects. Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased lending activities for the acquisition and future development of land. However, the Company may still pursue loans secured by finished lots that are prepared to enter the construction phase. Land acquisition and development loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The Company continues its focus on reducing its exposure to this portfolio, which has been continuously decreasing since 2006.  The properties securing the land acquisition and development portfolio are generally located in the states of Colorado and Arizona.  At December 31, 2011 and 2010, the majority (over 60%) of the loans were generated in the Colorado market.

Real Estate Construction Loans. Real estate construction loans decreased $23.7 million, or 27%, from $86.9 million at December 31, 2010 to $63.1 million at December 31, 2011. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (Speculative loan), although Speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.  With the deep valuation declines in the real estate markets during recent years, the Company has become very selective in the extension of credit for new construction projects.

We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers. The properties securing the Company’s real estate loan portfolio are generally located in the states of Colorado and Arizona.  At December 31, 2011 and 2010, the majority (66% and 63%, respectively) of the Company’s real estate construction loans were generated in the Colorado market.

Consumer Loans. Consumer loans increased $22.1 million, or 23%, from $94.6 million at December 31, 2010 to $116.7 million at December 31, 2011.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. In 2010, the Company introduced a new product line, jumbo mortgage loans.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000.  For primary residences, the maximum loan-to-value is 70% for loans up to $1.5 million.  The loan-to-value decreases as the size of the loan increases, with a maximum loan-to-value of 50% on loans in excess of $3.0 million. In addition, we generally only finance 3/1, 5/1, and 7/1 adjustable-rate mortgage  loans  and broker 15- and 30-year fixed products. Jumbo mortgage loans at December 31, 2011 and 2010, totaled $55.3 million or 47% and $24.9 million or 26%, respectively, of the consumer loan portfolio.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, OREO and other repossessed assets. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. Impaired loans are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (all of which were on a nonaccrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2011	2010	2009	2008	2007
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$212	$202	$509	$1,292	$2,208
Nonaccrual loans:
Commercial	3,105	8,722	12,696	9,312	758
Real estate - mortgage	9,295	8,446	18,832	3,481	84
Land acquisition & development	5,112	9,690	34,033	16,097	—
Real estate - construction	6,985	12,614	9,632	9,595	360
Consumer and other	2,527	3,060	3,496	1,301	—
Total nonaccrual loans	27,024	42,532	78,689	39,786	1,202
Total nonperforming loans	27,236	42,734	79,198	41,078	3,410
OREO and repossessed assets	18,502	25,095	25,318	5,941	90
Total nonperforming assets	$45,738	$67,829	$104,516	$47,019	$3,500

Allowance for loan losses	$55,629	$65,892	$75,116	$42,851	$20,043
Allowance for credit losses	35	61	155	259	576
Allowance for loan and credit losses	$55,664	$65,953	$75,271	$43,110	$20,619
Nonperforming assets to total assets	1.89%	2.83%	4.24%	1.75%	0.15%
Nonperforming loans to total loans	1.66%	2.60%	4.44%	2.02%	0.18%
Nonperforming loans and OREO to total loans and OREO	2.76%	4.06%	5.78%	2.31%	0.19%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	3.40%	4.01%	4.23%	2.12%	1.12%
Allowance for loan and credit losses to nonperforming loans	204.38%	154.33%	97.28%	104.95%	604.69%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2011, 2010 and 2009, was $0.8 million, $1.6 million and $1.8 million, respectively.  OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 17 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

Nonperforming assets decreased $22.1 million to $45.7 million at December 31, 2011, from $67.8 million at December 31, 2010.  The following table summarizes nonperforming assets by type and market.

	2011					2010
				Total in	NPAs as a				Total in	NPAs as a
(in thousands)	Colorado	Arizona	Total	category	% of Loans	Colorado	Arizona	Total	category	% of Loans
Commercial	$1,101	$2,004	$3,105	$568,962	0.55	$4,941	$3,848	$8,789	$565,145	1.56
Real estate - mortgage	1,412	7,883	9,295	784,491	1.18	1,768	6,678	8,446	783,675	1.08
Land acquisition & development	2,964	2,148	5,112	61,977	8.25	1,034	8,791	9,825	83,871	11.71
Real estate - construction	6,085	900	6,985	63,141	11.06	12,614	—	12,614	86,862	14.52
Consumer	345	2,394	2,739	116,676	2.35	686	2,374	3,060	94,607	3.23
Other loans	—	—	—	42,177	0.00	—	—	—	29,567	0.00
OREO and repossessed assets	10,887	7,615	18,502	18,502	NA	12,646	12,449	25,095	25,095	NA
Nonperforming assets	$22,794	$22,944	$45,738	$1,655,926	2.76	$33,689	$34,140	$67,829	$1,668,822	4.06

The $18.5 million OREO balance at December 31, 2011 is comprised of 27 properties, with the largest property located in Colorado with a fair value of $6.3 million.  In addition to the nonperforming assets described above, the Company had 139 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $74.4 million. A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2011	2010	2009	2008	2007

Balance of allowance for loan losses at beginning of period	$65,892	$75,116	$42,851	$20,043	$17,871
Charge-offs:
Commercial	(4,559)	(8,357)	(14,991)	(2,194)	(1,803)
Real estate — mortgage	(7,064)	(11,490)	(8,118)	—	—
Land acquisition & development	(1,635)	(23,077)	(44,569)	(11,726)	—
Real estate — construction	(5,118)	(6,181)	(6,732)	(2,823)	—
Consumer	(309)	(1,079)	(2,081)	(364)	(30)
Other	(61)	(443)	(86)	(37)	(5)
Total charge-offs	(18,746)	(50,627)	(76,577)	(17,144)	(1,838)
Recoveries:
Commercial	1,377	2,361	1,989	42	56
Real estate — mortgage	1,472	451	75	7	—
Land acquisition & development	1,216	2,662	776	—	—
Real estate — construction	132	655	131	—	—
Consumer	281	134	36	103	18
Other	3	13	20	4	—
Total recoveries	4,481	6,276	3,027	156	74
Net charge-offs	(14,265)	(44,351)	(73,550)	(16,988)	(1,764)
Provision for loan losses charged to operations	4,002	35,127	105,815	39,796	3,936
Balance of allowance for loan losses at end of period	$55,629	$65,892	$75,116	$42,851	$20,043

Balance of allowance for credit losses at beginning of period	$61	$155	$259	$576	$576
Provision for credit losses charged to operations	(26)	(94)	(104)	(317)	—
Balance of allowance for credit losses at end of period	$35	$61	$155	$259	$576

Total provision for loan and credit losses charged to operations	$3,976	$35,033	$105,711	$39,479	$3,936

Ratio of net charge-offs to average loans	0.86%	2.62%	3.78%	0.87%	0.11%

Average loans outstanding during the period	$1,651,247	$1,693,546	$1,948,120	$1,944,728	$1,665,379

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

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with ASC Topic 310 — Receivables based on probable losses on specific loans; (ii) general reserves determined in accordance with guidance in ASC Topic 450 — Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly and are weighted more heavily for recent economic conditions. The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company’s methodology for estimated the allowance for loan and credit losses, see Note 3 to the consolidated financial statements.

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2011		2010		2009		2008		2007
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category as a
	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total	Amount of	% of total
(in thousands)	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans
Commercial	$14,048	34.8	$17,169	34.4	$15,733	31.4	$13,190	31.9	$8,015	31.2
Real estate — mortgage	19,889	47.9	17,677	47.7	14,535	46.7	11,209	42.8	3,406	39.4
Land acquisition & development	11,013	3.8	14,938	5.1	30,097	8.6	9,098	10.9	4,516	12.8
Real estate — construction	2,746	3.9	6,296	5.3	5,700	8.1	6,714	9.5	2,792	11.9
Consumer	4,837	7.1	3,373	5.8	2,143	4.3	1,404	4.3	710	3.9
Other	551	2.5	354	1.7	419	0.9	—	0.6	—	0.8
Unallocated	2,545	0.0	6,085	0.0	6,489	0.0	1,236	0.0	604	0.0
Off-balance sheet commitments	35	0.0	61	0.0	155	0.0	259	0.0	576	0.0
Total	$55,664	100.0	$65,953	100.0	$75,271	100.0	$43,110	100.0	$20,619	100.0

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

The provision for loan and credit losses of the Company decreased $31.0 million to $4.0 million for the year ended December 31, 2011, compared to $35.0 million for the year ended December 31, 2010. In 2011 and 2010, net charge-offs exceeded provision for loan and credit losses by $10.3 million and $9.3 million, respectively.  The decreasing provision levels during 2011 and 2010 are primarily the result of improved asset quality.  The Company’s allowance for loan and credit losses to total loans was 3.40% and 4.01% at December 31, 2011 and 2010, respectively.  The allowance for loan and credit losses to nonperforming loans increased from 154.33% at December 31, 2010, to 204.38% at December 31, 2011.  We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over eighty-five percent of the corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.  Our investment strategies are reviewed in bi-monthly meetings of the Asset-Liability Management Committee.

Our mortgage-backed securities are typically classified as available for sale. Our goals with respect to the securities portfolio are to:

•      Maximize safety and soundness;

•      Provide adequate liquidity;

•      Maximize rate of return within the constraints of applicable liquidity requirements; and

•      Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.  See Note 2 to the consolidated financial statements for additional information.

				2011 vs 2010		2010 vs 2009
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Mortgage-backed securities	$420,784	$405,807	$400,842	$14,977	3.7	$4,965	1.2
U.S. government agencies	44,205	80,619	56,453	(36,414)	(45.2)	24,166	42.8
Trust preferred securities	99,018	88,308	34,781	10,710	12.1	53,527	153.9
Corporate debt securities	56,817	59,595	32,641	(2,778)	(4.7)	26,954	82.6
Private-label MBS	1,990	2,432	2,373	(442)	(18.2)	59	2.5
Municipal securities	940	945	2,417	(5)	(0.5)	(1,472)	(60.9)
Other investments	9,554	6,962	16,473	2,592	37.2	(9,511)	(57.7)
Total	$633,308	$644,668	$545,980	$(11,360)	(1.8)	$98,688	18.1

At December 31, 2011, investments represented 26.13% of total assets compared to 26.92% in 2010.  Available for sale securities had a net unrealized gain of $10.3 million at December 31, 2011, a $1.1 million decrease from the net unrealized gain of $11.4 million at December 31, 2010.

At December 31, 2011, the Company’s securities in a temporary unrealized loss position consisted primarily of private-label mortgage-backed and trust preferred securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  The trust preferred securities are all single issuer securities that have been impacted by the overall decrease in the financial services market.

For the year ended December 31, 2011, the Company had other-than-temporary impairment (OTTI) on investment securities of $0.8 million compared to $0.6 million for the year ended December 31, 2010.  The OTTI in 2011 related to three private-label MBS.  The 2010 OTTI of $0.6 million was comprised of $0.4 million related to three private-label MBS and $0.2 million was on one single issuer trust preferred security intended to be sold.  At December 31, 2011 and 2010, additional unrealized losses of $1.1 million and $1.9 million on private-label MBS were recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

During 2011, other investments increased $2.6 million primarily due to $3.3 million of FHLB stock purchases, offset by $0.7 million FHLB stock sale.  The Company’s investment in FHLB stock is primarily related to maintaining a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.

During 2010, other investments decreased $9.5 million primarily due to a $9.4 million FHLB stock sale and a FRB stock sale of $0.3 million, offset by FHLB stock dividends of $0.2 million. During 2010, the

Company’s liquidity position improved, decreasing the need for a large borrowing base and the excess stock was redeemed by the FHLB.

The following table sets forth the book value, maturity or repricing frequency and approximate yield of the securities in our investment portfolio at December 31, 2011. Other Investments include stock in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Mortgage-backed securities	$—	—	$64	4.6%	$5,687	5.3%	$415,033	3.6%	$420,784	3.7%
U.S. government agencies	—	—	44,205	1.5%	—	—	—	—	44,205	1.5%
Trust preferred securities	—	—	—	—	—	—	99,018	7.0%	99,018	7.0%
Corporate debt securities	12,647	5.9%	34,813	3.8%	9,357	4.0%	—	—	56,817	4.3%
Private-label MBS	—	—	—	—	—	—	1,990	2.8%	1,990	2.8%
Municipal securities	—	—	940	4.0%	—	—	—	—	940	4.0%
Other investments	—	—	—	—	—	—	2,172	2.7%	9,554	0.6%
Total	$12,647	5.9%	$80,022	2.5%	$15,044	4.5%	$518,213	4.3%	$633,308	4.0%

(1) Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2011, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

				2011 vs 2010		2010 vs 2009
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Intangible assets, net	$3,399	$4,119	$4,910	$(720)	(17.5)	$(791)	(16.1)
Bank-owned life insurance	39,767	36,043	34,560	3,724	10.3	1,483	4.3
Premises and equipment, net	8,388	9,048	8,203	(660)	(7.3)	845	10.3
Accrued interest receivable	8,273	8,081	8,184	192	2.4	(103)	(1.3)
Deferred income taxes, net	33,018	16,449	29,654	16,569	100.7	(13,205)	(44.5)
Other real estate owned	18,502	25,095	25,182	(6,593)	(26.3)	(87)	(0.3)
Other	37,844	49,584	54,135	(11,740)	(23.7)	(4,551)	(8.4)
Total	$149,191	$148,419	$164,828	$772	0.5	$(16,409)	(10.0)

Intangible Assets.  Intangible assets at December 31, 2011, represent client relationship lists and employee non-compete agreements. During 2011, a small book of insurance business was sold and a related intangible asset of $0.1 million was removed from the books.  During 2010, a $0.1 million charge was recorded in conjunction with the Wagner merger into ACMG to eliminate the remaining value of an obsolete tradename asset.  During the years ended December 31, 2011 and 2010, $0.6 million of intangible asset amortization was recognized, exclusive of amounts relating to the 2011 divestiture and 2010 impairment charge items.

Bank-Owned Life Insurance (BOLI).  BOLI increased $3.8 million to $39.8 million at December 31, 2011 compared to $36.0 million at the end of 2010.  Increases during 2011 related to additional policy purchases of $2.5 million and growth in the cash surrender value of $1.2 million.  BOLI increased $1.5 million to $36.0 million at December 31, 2010, compared to $34.6 million at the end of 2009, due to growth in the cash surrender value of the policies.

Deferred Income Taxes, net. The increase of $16.6 million in net deferred income tax assets at December 31, 2011 compared to 2010 was primarily the result of the reversal of a $15.6 million valuation allowance recorded in 2010. Excluding the valuation allowance in both years, deferred tax assets were relatively stable from 2010 to 2011.  The allowance for loan losses is the most significant temporary difference driving the deferred tax asset.  See Note 10 to the consolidated financial statements for additional discussion of the valuation allowance.

Other Real Estate Owned.  OREO decreased during the year ended December 31, 2011 to $18.5 million compared to $25.1 million a year earlier. During 2011 the Company foreclosed on $8.5 million in new properties, sold $12.3 million and recognized valuation adjustments and losses on sale of $2.8 million.  At December 31, 2011, OREO was comprised of 27 properties with an average carrying value of $0.7 million.  The largest property had a value of $6.3 million.  Approximately 59% of the properties are located in Colorado and 41% in Arizona.

OREO of $25.1 million were relatively unchanged for the year ended December 31, 2010 compared 2009.  During the year ended December 31, 2010, the Company foreclosed on $20.6 million of OREO, recognized valuation adjustments through current earnings of $7.4 million and sold properties with a carrying value of $13.3 million.  At December 31, 2010, the value of OREO properties was evenly distributed between Arizona and Colorado.

Other Assets.  Other assets decreased $11.7 million during the year ended December 31, 2011, primarily due to the release of restricted cash collateral held at correspondent banks relating to letters of credit issued on behalf of our customers ($11.3 million), amortization of prepaid FDIC insurance ($3.2 million) and distributions from private equity investments ($1.3 million). Declines were offset in part by increases in the fair value of customer interest rate swaps ($3.2 million), advisory fee receivables ($0.5 million) and income tax receivables ($0.4 million).

Other assets decreased $4.6 million during the year ended December 31, 2010, due primarily to amortization of prepaid FDIC insurance and receipt of income tax refunds offset by increases in restricted cash collateral placed with other banks on behalf of our customers.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking and NOW accounts, and individual retirement accounts. Average noninterest-bearing deposits increased $121.8 million to $712.8 million during 2011 and total $720.8 million at December 31, 2011.  During 2010, average noninterest-bearing deposits increased $104.7 million and were $681.5 million at December 31, 2010.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented more than 37% of total deposits at December 31, 2011, up significantly from 28% at the end of 2008.  The Company began offering interest-bearing demand deposits in 2011 and eliminated its Eurodollar account product in 2012 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.

The Company has not participated in the brokered deposit market in any meaningful way since before 2009 due to the strength of our core deposits.  Brokered deposits are considered a wholesale financing source and can be used as an alternative to other short-term borrowings. The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts as customer-related deposits.  The CDARS program is provided through a third party and designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.

The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Average	average	Average	average	Average	average
(in thousands)	balance	interest rate %	balance	interest rate %	balance	interest rate %
NOW and money market	$721,151	0.61	$708,936	0.69	$567,363	1.06
Savings	9,997	0.17	9,683	0.32	9,711	0.48
Eurodollar	96,378	0.73	111,768	0.92	105,946	1.23
Interest-bearing demand	1,605	0.12	—	—	—	—
Certificates of deposits	363,134	0.81	517,209	1.23	619,772	1.99
Total interest-bearing deposits	1,192,265	0.67	1,347,596	0.92	1,302,792	1.51
Noninterest-bearing demand accounts	712,830	—	591,074	—	486,335	—
Total deposits	$1,905,095	0.42	$1,938,670	0.64	$1,789,127	1.10

Maturities of CDs of $100,000 and more are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$116,478
Three months through six months	49,444
Six months through 12 months	75,020
After 12 months	24,667
Total	$265,609

Deposits overall increased $29.0 million or 1.5% during 2011 to $1.92 billion following a decrease of $79.5 million or 4.0% in 2010 compared to 2009. CDs decreased $124.3 million or 29.0% to $305.0 million following a decline of $170.2 million or 28.4% during 2010.  The Company has intentionally priced CDs out of its portfolio due to our excess liquidity and the high cost of these deposits.  Declines in CDs since 2009 have been offset for the most part by the earlier mentioned increases in noninterest-bearing deposits.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, and term auction facility (TAF) funds offered through the FRB, securities sold under agreements to repurchase which generally mature within 90 days or less, advances from the FHLB with original maturities of one year or less, and advances under a revolving credit facility.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2011, 2010 and 2009. See the Liquidity and Capital Resources section below and Note 7 to the Consolidated financial statements for further discussion.

	At or for the year
	ended December 31,
(in thousands)	2011	2010	2009
Federal funds purchased
Balance at end of period	$—	$12	$240
Average balance outstanding for the period	1,119	1,186	15,023
Maximum amount outstanding at any month end during the period	17,675	4,348	46,028
Weighted average interest rate for the period	0.38%	0.75%	0.44%
Weighted average interest rate at period end	0.00%	1.00%	1.00%
FHLB overnight advances
Balance at end of period	$20,000	$14,000	$—
Average balance outstanding for the period	13,023	6,323	32,052
Maximum amount outstanding at any month end during the period	71,839	72,000	90,000
Weighted average interest rate for the period	0.25%	0.21%	0.38%
Weighted average interest rate at period end	0.26%	0.26%	0.00%
FHLB term advances
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	—	—	6,332
Maximum amount outstanding at any month end during the period	—	—	70,400
Weighted average interest rate for the period	0.00%	0.00%	0.58%
Weighted average interest rate at period end	0.00%	0.00%	0.00%
Securities sold under agreement to repurchase
Balance at end of period	$127,948	$157,690	$139,794
Average balance outstanding for the period	156,745	148,454	125,053
Maximum amount outstanding at any month end during the period	166,498	165,560	162,308
Weighted average interest rate for the period	0.50%	0.74%	0.91%
Weighted average interest rate at period end	0.36%	0.53%	0.92%
Term investment option / Term auction facility funds
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	—	—	240,362
Maximum amount outstanding at any month end during the period	—	—	475,000
Weighted average interest rate for the period	0.00%	0.00%	0.26%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2011, 2010 and 2009.  The Company sells securities under agreements to repurchase to our customers (Customer Repurchases) as a way to enhance our customers’ interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.  Customer Repurchases fluctuate on a daily basis as customer deposit balances fluctuate.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2011	$156,799	$160,832	$160,807	$148,590
2010	132,258	139,383	158,954	162,771
2009	123,820	119,308	121,466	135,529

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2011	$157,674	$144,843	$131,877	$127,948
2010	142,944	151,623	165,560	157,690
2009	129,195	118,958	125,662	139,794

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2011	$158,361	$166,498	$160,068	$151,938
2010	142,944	151,623	165,560	159,481
2009	129,195	123,007	130,155	162,308

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2011	2010
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984

For a discussion of long-term debt and for certain financial information for each issuance, see Note 8 to the consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations, followed by discussion of the major components of our revenues, expense and performance.

				2011 vs 2010		2010 vs 2009
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands, except per share data)	2011	2010	2009	Amount	%	Amount	%

INCOME STATEMENT DATA
Interest income	$111,264	$115,979	$129,450	$(4,715)	(4.1)	$(13,471)	(10.4)
Interest expense	14,863	19,148	26,066	(4,285)	(22.4)	(6,918)	(26.5)
NET INTEREST INCOME BEFORE PROVISION	96,401	96,831	103,384	(430)	(0.4)	(6,553)	(6.3)
Provision for loan losses	4,002	35,127	105,815	(31,125)	(88.6)	(70,688)	(66.8)
NET INTEREST INCOME (LOSS) AFTER PROVISION	92,399	61,704	(2,431)	30,695	49.7	64,135	2,638.2
Noninterest income	35,956	35,008	27,627	948	2.7	7,381	26.7
Noninterest expense	100,547	109,112	95,250	(8,565)	(7.8)	13,862	14.6
Impairment of goodwill	—	—	46,160	—	—	(46,160)	(100.0)
INCOME (LOSS) BEFORE INCOME TAXES	27,808	(12,400)	(116,214)	40,208	324.3	103,814	89.3
Provision (benefit) for income taxes	(5,654)	10,028	(32,859)	(15,682)	(156.4)	42,887	130.5
NET INCOME (LOSS)	33,462	(22,428)	(83,355)	55,890	249.2	60,927	73.1
Net (income) loss attributable to noncontrolling interests	—	(209)	314	209	100.0	(523)	(166.6)
NET INCOME (LOSS) ATTRIBUTABLE TO COBIZ FINANCIAL	$33,462	$(22,637)	$(83,041)	$56,099	247.8	$60,404	72.7

Earnings (loss) per common share - basic	$0.76	$(0.72)	$(2.98)
Earnings (loss) per common share - diluted	$0.76	$(0.72)	$(2.98)
Cash dividends declared per common share	$0.04	$0.04	$0.10

Earnings Performance. Net income for the year ended December 31, 2011 was $33.5 million, an increase over net losses of $22.6 million and $83.0 million for 2010 and 2009. Growth in net income for 2011 compared to 2010 was driven by lower provision for loan losses, lower noninterest expense and the reversal of a $15.6 million deferred income tax asset valuation allowance. The Company continues to make improvements in overall asset quality, reflected in the 2011 loan loss provision of $4.0 million compared to $35.1 million and $105.8 million in the prior two annual periods.  Noninterest income growth of $0.9 million was driven by our Investment Banking segment while noninterest expense reductions of $8.6 million relate primarily to lower losses on securities, other assets and OREO and OREO and loan workout costs.

Net loss for 2010 decreased $60.4 million from the 2009 net loss and was driven by lower provision for loan losses and goodwill impairment charges and higher noninterest income. Noninterest income increased $7.4 million in 2010 compared to 2009 and was largely attributed to the our Investment Banking segment. 2010 improvements were offset by a non-cash deferred tax valuation charge of $15.6 million, declines in net interest income and higher noninterest expense. Noninterest expense increased $13.9 million in 2010 compared to 2009 and was attributed to salaries and employee benefits, losses on securities, OREO and other assets and loan workout expenses.

Earnings per common share on a diluted basis for the year ended December 31, 2011, was $0.76 compared to a losses per diluted common share of $(0.72) and $(2.98) for the years ended December 31, 2010 and 2009, respectively.

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

The majority of our assets are interest-earning and our liabilities are interest-bearing.  Accordingly, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  In September 2007, the FOMC began lowering its target for the federal funds rate and continued lowering the target through December 2008 by which time it had reduced the target rate by 500 basis points to a range of 0-25 basis points, a target range still in effect at December 31, 2011. In its January 2012 meeting, the FOMC indicated that current economic conditions would likely warrant “exceptionally low levels for the federal funds rate at least through late 2014.”  As the Company is asset sensitive, continued low rates will negatively impact the Company’s earnings and net interest margin.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
ASSETS
Federal funds sold and other	$32,183	$130	0.40%	$44,995	$182	0.40%	$13,011	$105	0.81%
Investment securities (2)	621,346	22,743	3.66%	557,673	22,235	3.99%	482,859	24,107	4.99%
Loans (2)(3)	1,651,247	89,575	5.42%	1,693,546	94,063	5.55%	1,948,120	105,965	5.44%
Allowance for loan losses	(62,381)			(70,516)			(67,862)
Total interest-earning assets	2,242,395	112,448	4.86%	2,225,698	116,480	5.06%	2,376,128	130,177	5.32%
Noninterest-earning assets
Cash and due from banks	35,382			37,882			37,473
Other	126,183			170,422			143,105
TOTAL ASSETS	$2,403,960			$2,434,002			$2,556,706

LIABILITIES AND EQUITY
Deposits
NOW and money market	$721,151	$4,366	0.61%	$708,936	$4,910	0.69%	$567,363	$6,011	1.06%
Savings	9,997	17	0.17%	9,683	31	0.32%	9,711	47	0.48%
Eurodollar	96,378	701	0.73%	111,768	1,023	0.92%	105,946	1,305	1.23%
Interest-bearing demand	1,605	2	0.12%	—	—	0.00%	—	—	0.00%
Certificates of deposit
Brokered	5	—	1.38%	1,762	38	2.16%	33,115	468	1.41%
Reciprocal CDARS	108,318	664	0.61%	167,038	1,616	0.97%	132,994	1,888	1.42%
Under $100,000	37,961	348	0.92%	46,863	664	1.42%	61,254	1,503	2.45%
$100,000 and over	216,850	1,923	0.89%	301,546	4,056	1.35%	392,409	8,458	2.16%
Total interest-bearing deposits	1,192,265	8,021	0.67%	1,347,596	12,338	0.92%	1,302,792	19,680	1.51%
Other borrowings
Securities sold under agreements to repurchase	156,745	787	0.50%	148,454	1,096	0.74%	125,053	1,137	0.91%
Other short-term borrowings	14,142	37	0.26%	7,509	23	0.31%	293,768	885	0.30%
Long-term debt	93,150	6,018	6.46%	93,150	5,691	6.11%	93,150	4,365	4.69%
Total interest-bearing liabilities	1,456,302	14,863	1.02%	1,596,709	19,148	1.20%	1,814,763	26,067	1.44%
Noninterest-bearing demand accounts	712,830			591,074			486,335
Total deposits and interest-bearing liabilities	2,169,132			2,187,783			2,301,098
Other noninterest-bearing liabilities	28,635			22,980			18,841
Total liabilities	2,197,767			2,210,763			2,319,939
Total equity	206,193			223,239			236,767
TOTAL LIABILITIES AND EQUITY	$2,403,960			$2,434,002			$2,556,706
Net interest income - taxable equivalent		$97,585			$97,332			$104,110
Net interest spread			3.84%			3.86%			3.88%
Net interest margin - taxable equivalent			4.35%			4.37%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	153.98%			139.39%			130.93%

(1)             Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)             Yields have been adjusted to reflect a tax-equivalent basis where applicable.

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

	2011 vs 2010			2010 vs 2009
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(52)	$(0)	$(52)	$258	$(181)	$77
Investment securities (1)	2,539	(2,031)	508	3,735	(5,607)	(1,872)
Loans (1), (2)	(2,349)	(2,139)	(4,488)	(13,847)	1,945	(11,902)
Total interest earning assets	$138	$(4,170)	$(4,032)	$(9,854)	$(3,843)	$(13,697)
Interest-bearing liabilities
NOW and money market deposits	$85	$(629)	$(544)	$1,500	$(2,601)	$(1,101)
Savings deposits	1	(15)	(14)	—	(16)	(16)
Eurodollar deposits	(141)	(181)	(322)	72	(354)	(282)
Interest-bearing demand	—	2	2	—	—	—
Certificates of deposit	(1,871)	(1,568)	(3,439)	(2,271)	(3,672)	(5,943)
Other borrowings
Securities sold under agreements to repurchase	61	(370)	(309)	213	(254)	(41)
Other short-term borrowings	20	(6)	14	(862)	—	(862)
Long-term debt	—	327	327	—	1,326	1,326
Total interest-bearing liabilities	$(1,845)	$(2,440)	$(4,285)	$(1,348)	$(5,571)	$(6,919)
Net increase (decrease) in net interest income	$1,983	$(1,730)	$253	$(8,506)	$1,728	$(6,778)

(1)          Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)          Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Average interest-earning assets increased for the year ended December 31, 2011, up $16.7 million to $2.24 billion from $2.23 billion in 2010. The primary drivers of the 2011 increase in average interest-earning assets was the investment security portfolio, up $63.7 million, offset in large part by average net loans, down $34.2 million.  The average taxable-equivalent yield on average interest-earning assets for 2011 fell by 20 basis points to 4.86% compared to 5.06% for 2010.  The yield on earning-assets decreased due to a fall in yields on both investments and loans, combined with an increase in the investment portfolio as a percentage of earning assets.

Average interest-bearing liabilities decreased for the year ended December 31, 2011, down $140.4 million to $1.46 billion compared to $1.60 billion in 2010.  The driver of the 2011 liability decline was the $154.1 million decrease in CDs.  The average cost of interest-bearing liabilities fell 18 basis points to 1.02% for 2011 compared to 2010 and was attributed to the reduction in CDs and the overall reduction in rates paid on the our deposit accounts.

For the year ended December 31, 2010, net interest income on a tax-equivalent basis decreased $6.8 million to $97.3 million from $104.1 million in 2009.  Net interest margin for 2010 was stable, decreasing 1 basis point to 4.37% from 4.38% for 2009.

Average interest-earning assets decreased $150.4 million to $2.23 billion during the year ended December 31, 2010, compared to $2.38 billion in 2009.  The primary driver of the 2010 decrease in average interest-earning assets was a decrease in the loan portfolio of $254.6 million, offset by a combined increase of $106.7 million in average investment securities, federal funds sold and other interest-earning assets.  The average taxable-equivalent yield on average interest-earning assets for 2010 fell 26 basis points to 5.06% compared to 5.32% for 2009, primarily the result of lower investment yields.  The Company ended 2010 with total loans down $139.0 million to $1.64 billion from $1.78 billion at December 31, 2009.  While the overall loan portfolio decreased during 2010, the Company grew loans during the fourth quarter of 2010 for the first time since the fourth quarter of 2008.

Average interest-bearing liabilities decreased during the year ended December 31, 2010, down $218.1 million to $1.60 billion compared to $1.81 billion in 2009. The average cost of interest-bearing liabilities decreased 24 basis points to 1.20% for 2010 compared to 1.44% for 2009.  A decrease in short-term borrowings of $286.3 million during 2010 was the largest driver of the decrease in interest-bearing liabilities.  Short-term borrowings decreased due to increased liquidity from higher average deposit balances and customer securities sold under agreement to repurchase, which increased a combined $172.9 million.  Overall, the most significant impact to interest expense in 2010 was a decrease in the volume and rate of the CDs portfolio.  The Company has reduced its higher-cost CD portfolio due to excess liquidity from other deposit categories.  Rate declines, and to a lesser degree volume declines, in the Company’s interest-bearing liabilities were responsible for the cost improvement during 2010 compared to 2009.

In order to reduce our asset sensitivity, the Company executed an asset-liability strategy using interest-rate swaps to fix the interest rate on a portion of our variable-rate loans indexed to prime.  The Company received a fixed rate and paid a variable rate based on the notional amount of the underlying contract. At December 31, 2011, all asset-liability interest-rate swaps had matured.  The Company had $30.0 million and $130.0 million in notional values outstanding at December 31, 2010 and 2009, respectively. During 2011, 2010 and 2009, interest-rate swaps contributed 2, 6 and 11 basis points, respectively, to net interest margin.

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments beginning in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  During 2011 and 2010, the weighted average interest rate paid (fixed rate) was 5.73% versus a weighted average interest rate received of 2.66%.  Contractual maturities of the swaps are for varying lengths of time ranging from five to 14 years.  Select critical terms of the cash flow hedges are as follows:

	Notional		Termination
(in thousands)	Amount	Fixed rate	Date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan and Credit Losses. The following table presents provision for loan and credit losses for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31,
(in thousands)	2011	2010	2009

Provision for loan losses	$4,002	$35,127	$105,815
Provision for credit losses (included in other expenses)	(26)	(94)	(104)
Total provision for loan and credit losses	$3,976	$35,033	$105,711

The provision for loan and credit losses decreased $31.0 million to $4.0 million for the year ended December 31, 2011.  This compares favorably to provision expense of $35.0 million and $105.7 million recorded in 2010 and 2009, respectively.  The decline in loan and credit losses for 2011 and 2010 reflects the stabilization of the Company’s overall asset quality and is an improvement over 2009 when property values in both Arizona and Colorado declined significantly.

Nonperforming loans to total loans was 1.66% and 2.60% at December 31, 2011 and 2010, respectively.  This is a substantial improvement from 4.44% in 2009, when nonperforming loan levels reached its peak.  Nonaccrual loans decreased $15.5 million from $42.5 million at December 31, 2010 to $27.0 million at December 31, 2011.  The provision for loan and credit losses of $4.0 million in 2011 was primarily allocated to real estate — mortgage loans due to high levels of charge-offs in that category ($7.1 million or 38% of total charge-offs in 2011).  At December 31, 2011, the allowance for loan and credit losses was $55.7 million, or 204.38% of nonperforming loans compared to $66.0 million and 154.33% of nonperforming loans at December 31, 2010.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2011, 2010, and 2009.

				2011 vs 2010		2010 vs 2009
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
NONINTEREST INCOME
Service charges	$4,960	$4,957	$4,919	$3	0.1	$38	0.8
Other loan fees	1,328	1,129	1,254	199	17.6	(125)	(10.0)
Investment advisory and trust income	5,558	5,439	5,186	119	2.2	253	4.9
Insurance income	13,134	13,014	11,778	120	0.9	1,236	10.5
Investment banking income	7,237	5,650	1,154	1,587	28.1	4,496	389.6
Other income	3,739	4,819	3,336	(1,080)	(22.4)	1,483	44.5
Total noninterest income	$35,956	$35,008	$27,627	$948	2.7	$7,381	26.7

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period-over-period.  As the earnings credit rate decreases, the amount of cash fees paid for service charges increases. Deposit service charges remained consistent year-over-year.

Investment Advisory and Trust Income.  Investment advisory and trust income increased $0.1 million or 2.2% to $5.6 million for the year ended December 31, 2011. Investment advisory and trust income increased $0.2 million or 4.9% to $5.4 million for the year ended December 31, 2010

Revenues from this source are generally a function of the value of assets under management (AUM).  Discretionary assets under management at December 31, 2011 and 2010 were $721.6 million and $780.9 million, respectively.  Total assets under management, custodial assets and assets under advisement at December 31, 2011 and 2010, were $1.48 billion and $1.55 billion, respectively.

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

For the year ended December 31, 2011, 2010, and 2009, revenue earned from the insurance segment was composed of the following:

	2011	2010	2009

Wealth transfer and executive compensation	27.4%	31.2%	22.4%
Benefits consulting	30.2%	24.1%	28.2%
Property and casualty	40.4%	42.8%	46.9%
Fee income	2.0%	1.9%	2.5%
	100.0%	100.0%	100.0%

Insurance income increased $0.1 million to $13.1 million during the year ended December 31, 2011.  In 2011, revenue earned from employee benefits consulting increased 27%, while revenue from wealth transfer fell 10% and revenue from P&C fell 5%.

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

Investment banking income increased $1.6 million during 2011 to $7.2 million.  The increase is due to larger deals closing during 2011 versus 2010.  In 2011, the segment closed nine deals generating $6.5 million in success fees versus ten deals closed in 2010 generating $4.8 million in success fees.

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

Other income decreased $1.1 million to $3.7 million during the year ended December 31, 2011.  The decrease is primarily attributed to a $0.6 million decrease in income from equity method investments and a $0.2 million decrease in revenue earned on the sale of interest-rate swaps to commercial banking clients.

Other income of $4.8 million for the year ended December 31, 2010, increased $1.5 million from 2009.  The increase is primarily related to an increase of $0.7 million in income from equity method investments; $0.3 million in rental income; and $0.5 million in income on private equity investments.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2011, 2010, and 2009.

				2011 vs 2010		2010 vs 2009
	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$62,714	$60,082	$53,316	$2,632	4.4	$6,766	12.7
Stock-based compensation expense	1,494	1,591	1,543	(97)	(6.1)	48	3.1
Occupancy expenses, premises and equipment	13,610	13,594	13,215	16	0.1	379	2.9
Amortization of intangibles	638	642	674	(4)	(0.6)	(32)	(4.8)
FDIC and other assessments	3,589	5,305	4,871	(1,716)	(32.4)	434	8.9
Other real estate owned and loan workout costs	3,153	6,388	4,660	(3,235)	(50.6)	1,728	37.1
Impairment of goodwill	—	—	46,160	—	—	(46,160)	(100.0)
Net other than temporary impairment losses on securities recognized in earnings	771	451	922	320	71.0	(471)	(51.1)
Loss on securities, other assets and other real estate owned	3,145	7,977	4,677	(4,832)	(60.6)	3,300	70.6
Other	11,433	13,082	11,372	(1,649)	(12.6)	1,710	15.0
Total noninterest expenses	$100,547	$109,112	$141,410	$(8,565)	(7.9)	$(32,298)	(22.8)

Our efficiency ratio was 73.0% for the year ended December 31, 2011, compared to 76.5% and 68.3% for 2010 and 2009, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Our efficiency ratio had escalated since 2007 as growth in operating expenses outpaced growth in operating revenues.  However, declines in FDIC and other assessments coupled with declines in OREO and loan workout costs in 2011 contributed to the improvement in our efficiency ratio over 2010.  Despite the improvement in 2011, the Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, increased $2.6 million or 4.4% and increased $6.8 million or 12.7% for the years ended December 31, 2011 and 2010, respectively.

The increase in salaries and employee benefits during 2011 is primarily due to higher bonuses for commission-based employee resulting from higher revenue levels during the year and the reinstatement of administrative bonuses.

The increase in salaries and employee benefits during 2010 is the result of the following factors:

•                  The Company’s successful efforts in attracting employees during the latter half of 2009 and during 2010.

•                  Increase in compensation to commission-based employees ($1.5 million) primarily due to the improvement in fee-based income.

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

The Company’s full-time equivalent employee base at the end of 2011 was 540 compared to 542 in 2010.

Share-Based Compensation. ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued after the adoption date and for the portion of awards for which the requisite service period had not previously been rendered.  The Company uses share-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs in 2011 remained consistent with prior year costs.  Occupancy costs increased $0.4 million during 2010 as a result of an increase in common area management fees and rent expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments decreased $1.7 million during 2011 to $3.6 million.  The FDIC assessment calculation and base rates changed in the second quarter of 2011, reducing the Company’s cost.  FDIC cost reductions were also affected by the discontinuation of the Temporary Liquidity Guarantee Program (TLGP), which the Bank voluntarily participated in through the end of 2010.  FDIC and other assessments increased $0.4 million for the year ended December 31, 2010.  The Company’s standard FDIC assessments had been escalating since late 2008 when higher deposit insurance levels were made available and the number of bank failures climbed (25 failures in 2008, 140 in 2009 and 157 in 2010).

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $3.2 million and increased $1.7 million for the years ended December 31, 2011 and 2010, respectively.  These costs are directly correlated to levels of nonperforming assets during these years.  In 2011, OREO and overall nonperforming asset balances decreased significantly over prior years.

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

Net Other Than Temporary Impairment Losses on Securities. Net other than temporary impairment losses on securities include credit losses recognized on available for sale securities.  The $0.8 million and $0.4 million OTTI recognized during 2011 and 2010,respectively, relates to three private-label MBS that are credit impaired.

Loss on Securities, Other Assets and Other Real Estate Owned. The Company recognized losses on securities, other assets and OREO of $3.1 million, $8.0 million and $4.7 million for the years ended December 31, 2011, 2010, and 2009.  The loss on securities, other assets and real estate owned were comprised of the following:

	(Gain) or loss for the year ended December 31,			Increase / (decrease)
(in thousands)	2011	2010	2009	2011 vs 2010	2010 vs 2009
Available for sale securities	$(510)	$146	$1,140	$(656)	$(994)
Loans held for sale	—	359	139	(359)	220
OREO and repossessed assets	2,885	7,392	3,294	(4,507)	4,098
Other	770	80	104	690	(24)
	$3,145	$7,977	$4,677	$(4,832)	$3,300

In 2011, the Company recognized a $0.5 million gain on the sale of available for sale securities.  Losses recognized on OREO and repossessed assets decreased $4.5 million in 2011 compared to 2010, as the volume of new OREO was reduced and real estate values were more stable.  In addition, a loss of $0.7 million was recognized on an Arizona branch closure during the fourth quarter of 2011.

During 2010, the majority of the losses related to OREO.  The Company recognized total losses of $7.4 million, of which $1.6 million were recorded on OREO dispositions and $5.8 million on valuation adjustments on OREO.  Of the total OREO losses recognized in 2010, 83% or $6.1 million were generated on the sale of Land A&D properties and 16% or $1.1 million on the sale of commercial properties.  59% of the total losses relate to properties located in Colorado and the remaining 41% to properties located in Arizona.

Other Operating Expenses. Other operating expenses for the year ended December 31, 2011 decreased $1.7 million to $11.4 million.  During 2010, other operating expenses increased $1.7 million to $13.1 million.  The decrease in 2011 is primarily attributable to lower levels of professional ($1.0 million) and legal expenses ($0.4 million).  The increase in 2010 is primarily attributable to increases in professional services ($0.7 million), legal expenses ($0.4 million), marketing expenses ($0.2 million) and miscellaneous losses ($0.2 million).  The decrease of $0.4 million in 2009 is attributed to a decrease in legal expenses of $0.4 million.

Federal Income Taxes. The income tax expense for the year ended December 31, 2011, decreased $15.7 million to a benefit of $5.7 million from an expense of $10.0 million for the year ended December 31, 2010.  The 2011 income tax provision was reduced by the reversal of a $15.6 million deferred income tax valuation allowance.  Pretax income during 2011 was $27.8 million, a $40.2 million improvement over prior year.    Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income, reduced taxable income by $2.0 million.

Pretax loss during the year ended December 31, 2010, was $12.4 million, which was an improvement of $103.8 million over 2009. Included in the provision for income taxes during 2010 is a non-cash deferred tax valuation charge of $15.6 million.  Permanent tax differences, arising primarily due to income recognized on changes in the cash surrender value of BOLI, decreased taxable income by $1.4 million for the year ended December 31, 2010.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support.  In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment Advisory and Trust segment that was previously reported was renamed Wealth

Management and a business line has been moved from Insurance into the new Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.

Internally, management measures the contribution of the fee-based business lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead is generally not impacted by the fee-based business lines, but is most affected by the operations of the Bank.  While the Company allocates a portion of the costs related to shared resources to the fee-based segments, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment.

A description of each segment is provided in Note 18 of the accompanying notes to the consolidated financial statements.  A valuation analysis of the Company’s operating segments was performed in 2009 to evaluate impairment of goodwill and other intangible assets.  The analyses indicated goodwill was impaired and noncash charges of $46.2 million were recorded during 2009.  Certain financial metrics of each operating segment are presented below.

Commercial Banking.

	Commercial Banking			2011 - 2010		2010 - 2009
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Income Statement
Net interest income	$101,922	$100,983	$107,213	$939	0.9	$(6,230)	(5.8)
Provision for loan losses	570	30,224	103,427	(29,654)	(98.1)	(73,203)	(70.8)
Noninterest income	9,985	10,439	9,555	(454)	(4.3)	884	9.3
Noninterest expense	31,643	37,015	34,533	(5,372)	(14.5)	2,482	7.2
Impairment of goodwill	—	—	15,348	—	—	(15,348)	(100.0)
Provision (benefit) for income taxes	25,322	20,180	(19,829)	5,142	25.5	40,009	(201.8)
Net income (loss) before management fees and overhead	54,372	24,003	(16,711)	30,369	126.5	40,714	(243.6)
Management fees and overhead allocations, net of tax	22,979	24,089	30,987	(1,110)	(4.6)	(6,898)	(22.3)
Net income (loss)	$31,393	$(86)	$(47,698)	$31,479	NM	$47,612	(99.8)

The Commercial Banking segment reported net income $31.4 million during the year ended December 31, 2011, a significant improvement over the prior year.  The improvement is primarily the result of a lower loan loss provision ($29.7 million decline) due to improved asset quality trends.  Noninterest expenses also contributed $5.4 million to the overall improvement, primarily as a result of declines in OREO losses during 2011.  A $4.1 million deferred income tax valuation reversal that reduced income taxes was muted by a significant increase in taxable income during 2011, resulting in an increase in income tax expense of $5.1 million for the segment.

The Commercial Banking segment reported net loss of $0.1 million during the year ended December 31, 2010, a significant improvement of $47.6 million over the prior year.  The improvement was primarily the result of a lower loan loss provision ($73.2 million decline) due to improved asset quality trends.  Offsetting the positive impact of lower loan loss provision levels was a non-cash deferred tax valuation allowance charge of $4.1 million, a decline in net interest income of $6.2 million primarily attributable to a decrease in the loan portfolio, and an increase of $2.5 million in noninterest expenses primarily related to salaries and benefits.

Investment Banking.

	Investment Banking			2011 - 2010		2010 - 2009
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Income Statement
Net interest income	$8	$8	$7	$—	—	$1	14.3
Noninterest income	7,237	5,650	1,154	1,587	28.1	4,496	389.6
Noninterest expense	5,901	5,534	4,024	367	6.6	1,510	37.5
Impairment of goodwill	—	—	5,279	—	—	(5,279)	(100.0)
Provision (benefit) for income taxes	507	52	(3,768)	455	875.0	3,820	(101.4)
Net income (loss) before management fees and overhead	837	72	(4,374)	765	1,062.5	4,446	(101.6)
Management fees and overhead allocations, net of tax	151	163	211	(12)	(7.4)	(48)	(22.7)
Net income (loss)	$686	$(91)	$(4,585)	$777	(853.8)	$4,494	(98.0)

Net income of $0.7 million for the year ended December 31, 2011 reflects a significant improvement of $0.8 million over the prior year net loss of $0.1 million.  The improvement in the segment’s results is primarily attributed to higher levels of success fees earned during 2011.  Offsetting higher revenue levels were increases in expenses of $0.4 million, primarily due to increases in employee bonuses.

Net losses for the years ended December 31, 2010 and 2009, were $0.1 million and $4.6 million, respectively.  The improvement in the segment’s results during 2010 was primarily attributable to success fees of $4.8 million during 2010.

Wealth Management.

	Wealth Management			2011 - 2010		2010 - 2009
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Income Statement
Net interest income	$(29)	$(38)	$(16)	$9	(23.7)	$(22)	137.5
Noninterest income	9,425	9,752	8,052	(327)	(3.4)	1,700	21.1
Noninterest expense	9,154	10,366	9,903	(1,212)	(11.7)	463	4.7
Impairment of goodwill	—	—	21,384	—	—	(21,384)	(100.0)
Provision (benefit) for income taxes	(93)	(78)	(1,781)	(15)	19.2	1,703	(95.6)
Net income (loss) before management fees and overhead	335	(574)	(21,470)	909	(158.4)	20,896	(97.3)
Management fees and overhead allocations, net of tax	628	721	773	(93)	(12.9)	(52)	(6.7)
Net income (loss)	$(293)	$(1,295)	$(22,243)	$1,002	(77.4)	$20,948	(94.2)

The Wealth Management net loss of $0.3 million for the year ended December 31, 2011, improved $1.0 million from the net loss of $1.3 million reported a year earlier. The segment’s revenue was affected by a decline of 10% in wealth transfer revenue and the loss of a portfolio manager who took some customer accounts. Noninterest expense decreased in 2011, primarily due to a operational loss incurred in 2010 that was not repeated in 2011.  The provision for income tax includes the benefit from a deferred income tax valuation reversal of $0.2 million.

The increase of $1.7 million in Wealth Management revenues during the year ended December 31, 2010, was primarily attributed to an increase of $0.3 million in investment advisory revenue and an increase of $1.4 million in commissions on the placement of life insurance policies in wealth transfer cases.  Investment advisory revenues are generally a function of the value of AUM.  Discretionary AUM at December 31, 2011 was $721.6 million, down from $780.9 million a year earlier.  Total assets under management, custodial assets and assets under advisement at December 31, 2011 were $1.48 billion, compared to $1.55 billion a year earlier.  Revenues generated by wealth transfer are transaction by nature, with the majority of revenues earned at the time of the sale.

Insurance.

	Insurance			2011 - 2010		2010 - 2009
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Income Statement
Net interest income	$(2)	$(9)	$(13)	$7	(77.8)	$4	(30.8)
Noninterest income	9,272	8,701	8,912	571	6.6	(211)	(2.4)
Noninterest expense	9,149	9,005	8,498	144	1.6	507	6.0
Impairment of goodwill	—	—	4,149	—	—	(4,149)	(100.0)
Provision (benefit) for income taxes	(214)	162	(1,593)	(376)	(232.1)	1,755	(110.2)
Net income (loss) before management fees and overhead	335	(475)	(2,155)	810	(170.5)	1,680	(78.0)
Management fees and overhead allocations, net of tax	368	343	477	25	7.3	(134)	(28.1)
Net income (loss)	$(33)	$(818)	$(2,632)	$785	(96.0)	$1,814	(68.9)

The nominal net loss reported by Insurance during the year ended December 31, 2011, improved significantly from the $0.8 million net loss reported a year earlier.  Year-to-date revenue growth is primarily attributed to the employee benefit business.  The employee benefit group upgraded its sales staff in 2010 and as a result is experiencing an increase in new business.  The segment results also include a $0.3 million deferred income tax valuation reversal, which contributed to the $0.4 million increase in the benefit for income taxes for the year ended December 31, 2011.

The segment results in 2010 were impacted by a non-cash deferred tax valuation charge of $0.3 million.  The improvement in 2010 over the prior year was primarily driven by a noncash goodwill impairment charge taken during 2009 and a decrease in the benefit for income taxes during 2010.

Corporate Support and Other

	Corporate Support and Other			2011 - 2010		2010 - 2009
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2011	2010	2009	Amount	%	Amount	%
Net interest income	$(5,498)	$(4,113)	$(3,807)	$(1,385)	33.7	$(306)	8.0
Provision for loan losses	3,432	4,903	2,388	(1,471)	(30.0)	2,515	105.3
Noninterest income	37	466	(46)	(429)	(92.1)	512	(1,113.0)
Noninterest expense	44,700	47,192	38,292	(2,492)	(5.3)	8,900	23.2
Provision (benefit) for income taxes	(31,176)	(10,288)	(5,888)	(20,888)	203.0	(4,400)	74.7
Net income (loss) before management fees and overhead	(22,417)	(45,454)	(38,645)	23,037	(50.7)	(6,809)	17.6
Management fees and overhead allocations, net of tax	(24,126)	(25,316)	(32,448)	1,190	(4.7)	7,132	(22.0)
Net income (loss)	1,709	(20,138)	(6,197)	21,847	(108.5)	(13,941)	225.0
Net (income) loss attributable to noncontrolling interest	—	(209)	314	209	(100.0)	(523)	(166.6)
Net income (loss) after noncontrolling interest	$1,709	$(20,347)	$(5,883)	$22,056	(108.4)	$(14,464)	245.9

The Corporate Support and Other segment is comprised of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.

Net income for the Corporate Support and Other segment increased $22.1 million to $1.7 million during the year ended December 31, 2011.   The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt (see Note 8 to the consolidated financial statements).  In the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest-rate swaps (see Note 9 to the consolidated financial statements).  The decrease in net interest income is attributable to a decrease in interest income on the loan portfolio the Parent purchased from the Bank in 2009.

The provision for loan losses relates to a portfolio of loans purchased by the Parent from the Bank. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, the declining balance of the portfolio has contributed to the decrease in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Noninterest expense decreased $2.5 million to $44.7 million in 2011 from $47.2 million a year earlier, primarily as a result of a decrease in loan workout expenses and other legal and professional expenses incurred in conjunction with the loan portfolio owned by the Parent.

The 2011 provision for income tax includes the benefit from a deferred income tax valuation reversal of $11.0 million.  The $11.0 million deferred income tax valuation was recorded in the fourth quarter of 2010.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from mortgage-backed securities.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the FRB.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. The objective of liquidity management is to ensure the Company has the ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, debt payments, expenses of our operations and capital expenditures. Liquidity is monitored and closely managed by the Company’s Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $59.2 million at December 31, 2011, compared to $24.2 million at December 31, 2010. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 85.4% at December 31, 2011, from 87.0% at December 31, 2010, allowing the Company to maintain low levels of wholesale borrowings which historically bear a higher cost than core deposits. At December 31, 2011, the Company had $20.0 million in outstanding borrowings with the FHLB and no other federal fund borrowings.  Average wholesale borrowings (short-term borrowing and brokered deposits) were $14.1 million during the year ended December 31, 2011. The Company has no brokered deposits at December 31, 2011 and core deposits represent 100% of the Company’s deposit base.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2011, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2011, totaled $489.4 million or 21.7% of the Company’s earning assets.  Available funding is comprised of $165.0 million through the unsecured federal fund lines and $324.4 million in secured FHLB borrowing capacity. The Company had $153.6 million in securities available to be pledged as collateral for additional FHLB borrowings at December 31, 2011.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2011, the Bank was restricted in its ability to pay dividends to the holding company as its cumulative earnings during 2011 and the prior two years, net of dividends paid during those years, was negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 15 to the consolidated financial statements). The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2011, the holding company had a liquidity position that exceeds the policy limit and we believe the Company has the ability to continue paying dividends.

At December 31, 2011, shareholders’ equity totaled $220.1 million, an $18.3 million increase from December 31, 2010.  The increase was driven primarily by net income of $33.5 million offset by a net decline of $7.0 million relating to the redemption of the Series B Preferred Stock and the issuance of the Series C Preferred Stock (see Note 11 to the consolidated financial statements), additional net unrealized losses of $5.2 million relating to derivatives and available for sale securities, and common and preferred dividends of $4.6 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2011, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.1%, and Total Capital ratio of 13.3%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2011, was 14.0%, and its Total Capital ratio was 16.3%. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2011. Under rules that became effective March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions.  Upon adoption of this rule, the Company maintained its well capitalized status.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See the following section of this report and Note 14 to the consolidated financial statements for additional discussion on these commitments.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2011:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	$20,000	$—	$—	$—	$20,000
Repurchase agreements (1)	127,948	—	—	—	127,948
Operating lease obligations	5,750	10,150	8,228	6,075	30,203
Long-term debt obligations (2)	6,028	30,425	7,333	116,372	160,158
Preferred Stock, Series C dividend (3)	2,868	5,737	60,234	—	68,839
Supplemental executive retirement plan	—	—	—	4,617	4,617
Total contractual obligations	$162,594	$46,312	$75,795	$127,064	$411,765

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (See Note 8 to the consolidated financial statements) .  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 8 to the consolidated financial statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year”, $9.4 million due “After one but within three years”, $7.3 million due “After three but within five years” and $44.2 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)          Preferred Stock, Series C (issued to the Secretary of the Treasury September 2011) includes dividends payable at 5% on $57.4 million.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $57.4 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective after December 2015.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2011, is presented below:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$393,652	$150,046	$16,295	$1,613	$561,606
Standby letters of credit	44,086	2,401	3,223	—	49,710
Commercial letters of credit	240	—	—	—	240
Unfunded commitments for unconsolidated investments	6,721	—	—	—	6,721
Company guarantees	1,262	—	—	—	1,262
Total commitments	$445,961	$152,447	$19,518	$1,613	$619,539

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

Approximately $33.8 million of total commitments at December 31, 2011, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2011, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2011, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at December 31, 2011, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2011, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.6)%	0.0%	2.1%	4.5%
Market value of equity	n/a	(31.1)%	0.0%	23.4%	42.1%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2011, our cumulative interest rate gap was a positive 35.4%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2011. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 17 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2011
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold (1)	$22,003	$2,594	$—	$—	$24,597
Fixed rate loans, gross	37,629	80,628	325,011	95,649	538,917
Floating rate loans, gross	619,972	62,836	380,075	35,624	1,098,507
Investment securities held to maturity and available for sale	20,222	101,142	236,168	275,776	633,308
Total interest-earning assets	$699,826	$247,200	$941,254	$407,049	$2,295,329

Interest-bearing liabilities:
NOW and money market	$50,956	$152,867	$361,409	$208,594	$773,826
Savings	384	1,152	2,993	6,102	10,631
Interest-bearing demand	419	1,256	3,441	5,269	10,385
Eurodollar	97,748	—	—	—	97,748
Time deposits under $100,000	47,241	52,022	10,009	—	109,272
Time deposits $100,000 and over	83,539	92,941	19,251	—	195,731
Securities sold under agreements to repurchase	127,948	—	—	—	127,948
Other short-term borrowings	20,000		—	—	20,000
Subordinated debentures	—	—	—	93,150	93,150
Total interest-bearing liabilities	$428,235	$300,238	$397,103	$313,115	$1,438,691

Interest rate gap	$271,591	$(53,038)	$544,151	$93,934	$856,638

Cumulative interest rate gap	$271,591	$218,553	$762,704	$856,638

Cumulative interest rate gap to total assets	11.21%	9.02%	31.47%	35.35%

(1) includes restricted cash of $4.5 million, reported in the Consolidated Balance Sheets with Other assets.

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

The following table presents, at December 31, 2011, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2011
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$360,886	$194,597	$13,479	$568,962
Real estate — mortgage	269,375	451,004	64,112	784,491
Land acquisition & development	52,160	6,396	3,421	61,977
Real estate — construction	58,366	4,775	—	63,141
Consumer	58,502	31,483	26,691	116,676
Other	1,776	16,831	23,570	42,177
Total loans	$801,065	$705,086	$131,273	$1,637,424

Of the $836.4 million of loans with maturities of one year or more, approximately $420.6 million were fixed-rate loans and $415.7 million were variable-rate loans at December 31, 2011.

To augment our asset and liability management strategy, we also began using interest-rate swaps on our loan portfolio in 2004, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. Since we implemented the program in 2004, we have entered into 18 different interest-rate swap agreements, all of which had matured by the end of 2011.

Under the interest-rate swap agreements, we received a fixed rate and paid a variable rate based on the prime rate. The swaps qualified as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), and were designated as hedges of the variability of cash flows we received from certain of our prime-indexed loans. In accordance with ASC 815, these swap agreements were measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that was deemed effective in hedging the cash flows of the designated assets were recorded in accumulated other comprehensive income (loss), net of tax effects (OCI) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges was recorded as a gain or loss in the consolidated statements of operations as a part of noninterest income.

During 2011, 2010 and 2009, net interest income was increased $0.5 million, $1.6 million and $2.6 million, respectively, from the settlement of the interest-rate swaps.

In February 2009, the Company initiated a new series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements have a total notional value of $70.0 million, will fix the interest rates between 5.0% and 6.0% and will mature over varying lengths of time from five and 14 years.  These interest-rate swaps were effective for cash settlements beginning in February 2010 and net interest income decreased $2.2 million and $1.8 million during the years ended December 31, 2011 and 2010, respectively, from the settlement of payments on the swaps.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2011 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2012 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2012 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans will be included in our 2012 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2011 and 2010;

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009;

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009;

Notes to consolidated financial statements at and for the Years Ended December 31, 2011, 2010 and 2009.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(3)	3.2	Amendment to Articles of Incorporation.

(8)	3.3	Amendment to Articles of Incorporation.

(4)	3.4	Amendment to Articles of Incorporation.

(14)	3.5	Amended and Restated Bylaws of the Registrant.

(18)	3.6	Amendment to Articles of Incorporation.

(25)	3.7	Amendment to Articles of Incorporation.

(28)	3.8	Amendment to Articles of Incorporation.

(23)	4.1	Form of Subordinated Unsecured Promissory Notes due 2018.

(23)	4.2

Form of Note Holders Agreement, dated August 18, 2008, by and between CoBiz Financial Inc. and Holders of Promissory Notes Issued by CoBiz Financial Inc. in connection with a Private Placement Memorandum of CoBiz Financial Inc. dated as of July 25, 2008.

(25)	4.3	Form of Certificate for 64,450 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the United States Department of the Treasury, dated December 19, 2008.

(28)	4.4	Form of Certificate for 57,366 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued to the United States Department of the Treasury, dated September 8, 2011.

	4.5

Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 18, 2011 to CSS LLC.

(2)	10.1	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)	10.2	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)	10.3	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)	10.4	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.5	CoBiz Financial Inc. Employee Stock Purchase Plan.

(8)	10.6	2002 Equity Incentive Plan.

(9)	10.7	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)	10.8	Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)	10.9	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(11)	10.10	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.11	Supplemental Executive Retirement Plan.

(4)	10.12	2005 Equity Incentive Plan.

(15)	10.13

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

(13)	10.14	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)	10.15	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)	10.16	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and

		Troy R. Dumlao.

(21)	10.17	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart.

(19)	10.18

Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(20)	10.19	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(22)	10.20	Amended and Restated 2005 Equity Incentive Plan.

(25)	10.21	Securities Purchase Agreement, dated December 19, 2008, by and between CoBiz Financial Inc. and the United States Department of the Treasury.

(25)	10.22	Form of Waiver of Claims Against the United States for changes in compensation or benefits resulting from participation in the United States Department of the Treasury’s TARP Capital Purchase Program.

(25)	10.23

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

(24)	10.24	Incentive compensation guidelines for named executive officers.

(27)	10.25	Employment agreement, dated August 3, 2010 by and between CoBiz Financial Inc. and N.Bruce Callow.

(28)	10.26

Securities Purchase Agreement, dated September 8, 2011, by and between CoBiz Financial Inc. and the Secretary of the United States Department of the Treasury (Small Business Lending Fund Preferred Stock issuance/Series C Preferred Stock).

(28)	10.27	Repurchase Agreement dated September 8, 2011, between CoBiz Financial Inc. and the United States Department of the Treasury (TARP Preferred Stock redemption/Series B Preferred Stock).

(29)	10.28	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.

	10.29	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.

(26)	14	Code of Conduct and Ethics.

	21	List of subsidiaries.

	23	Consent of Independent Registered Public Accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form S-4 (File No. 333-51866).

(2)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(4)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005.

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(7)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2009 annual meeting of shareholders, as filed on April 7, 2009.

(8)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(9)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(10)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(11)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on November 24, 2004.

(12)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007.

(13)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(14)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 18, 2006.

(15)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 20, 2006.

(16)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 20, 2006.

(17)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2007.

(18)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007.

(19)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 17, 2008.

(20)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed April 4, 2008.

(21)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on January 20, 2009.

(22)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2008 annual meeting of shareholders, as filed on April 15, 2008.

(23)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2008.

(24)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed January 26, 2010.

(25)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed December 23, 2008.

(26)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed February 19, 2010.

(27)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 4, 2010.

(28)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed September 9, 2011.

(29)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed on July 29, 2011.

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

Dated: March 8, 2012	CoBiz Financial Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and
Steven Bangert	Chief Executive Officer	March 8, 2012

/s/ Lyne B. Andrich	Executive Vice President and
Lyne B. Andrich	Chief Financial Officer	March 8, 2012

/s/ Troy R. Dumlao	Chief Accounting Officer
Troy R. Dumlao		March 8, 2012

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		March 8, 2012

/s/ Morgan Gust	Director
Morgan Gust		March 8, 2012

/s/ Evan Makovsky	Director
Evan Makovsky		March 8, 2012

/s/ Douglas Polson	Director
Douglas Polson		March 8, 2012

/s/ Mary Rhinehart	Director
Mary Rhinehart		March 8, 2012

/s/ Noel N. Rothman	Director
Noel N. Rothman		March 8, 2012

/s/ Bruce Schroffel	Director
Bruce Schroffel		March 8, 2012

/s/ Timothy J. Travis	Director
Timothy J. Travis		March 8, 2012

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		March 8, 2012

/s/ Mary M. White	Director
Mary M. White		March 8, 2012

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2011. The report is included under the heading “Report of Independent Registered Public Accounting Firm”.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2011.

March 8, 2012

By:	/s/ Steven Bangert	By:	/s/ Lyne B. Andrich
Steven Bangert		Lyne B. Andrich
Chairman of the Board and		Executive Vice President and
Chief Executive Officer		Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the internal control over financial reporting of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 8, 2012, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 8, 2012

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2011 AND 2010

(in thousands, except share amounts)	2011	2010
Assets
Cash and due from banks	$39,148	$15,929
Interest-bearing deposits and federal funds sold	20,062	8,237
Total cash and cash equivalents	59,210	24,166

Investment securities available for sale (cost of $613,264 and $626,023, respectively)	623,522	637,444
Investment securities held to maturity (fair value of $238 and $270, respectively)	232	262
Other investments	9,554	6,962
Total investments	633,308	644,668

Loans - net of allowance for loan losses of $55,629 and $65,892, respectively	1,581,795	1,577,835
Intangible assets - net of amortization of $5,189 and $4,551, respectively	3,399	4,119
Bank-owned life insurance	39,767	36,043
Premises and equipment - net of depreciation of $32,320 and $29,433, respectively	8,388	9,048
Accrued interest receivable	8,273	8,081
Deferred income taxes, net	33,018	16,449
Other real estate owned - net of valuation allowance of $7,668 and $5,879, respectively	18,502	25,095
Other	37,844	49,584
TOTAL ASSETS	$2,423,504	$2,395,088

Liabilities
Deposits
Noninterest-bearing demand	$720,813	$681,534
Interest-bearing demand	10,385	—
NOW and money market	773,826	663,572
Savings	10,631	9,144
Eurodollar	97,748	105,793
Certificates of deposits	305,003	429,325
Total deposits	1,918,406	1,889,368
Securities sold under agreements to repurchase	127,948	157,690
Other short-term borrowings	20,000	14,012
Accrued interest and other liabilities	43,918	38,930
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,203,422	2,193,150

Commitments and contingencies (Note 14)

Shareholders’ Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 and 64,450 issued and outstanding ($57,366 and $64,450 liquidation value), respectively	1	1
Common, $.01 par value; 50,000,000 shares authorized; and 37,089,753 and 36,876,658 issued and outstanding, respectively	368	366
Additional paid-in capital	222,200	225,454
Accumulated deficit	(3,571)	(30,414)
Accumulated other comprehensive income, net of income tax of $666 and $3,882, respectively	1,084	6,331
TOTAL SHAREHOLDERS’ EQUITY	220,082	201,738
Noncontrolling interest	—	200
TOTAL EQUITY	220,082	201,938
TOTAL LIABILITIES AND EQUITY	$2,423,504	$2,395,088

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(in thousands, except per share amounts)	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans	$88,451	$93,675	$105,310
Interest and dividends on investment securities:
Taxable securities	22,426	21,659	23,470
Nontaxable securities	13	44	98
Dividends on securities	244	419	467
Interest on federal funds sold and other	130	182	105
Total interest income	111,264	115,979	129,450
INTEREST EXPENSE:
Interest on deposits	8,021	12,338	19,680
Interest on short-term borrowings and securities sold under agreements to repurchase	824	1,119	2,019
Interest on subordinated debentures	6,018	5,691	4,367
Total interest expense	14,863	19,148	26,066
NET INTEREST INCOME BEFORE PROVISION	96,401	96,831	103,384
Provision for loan losses	4,002	35,127	105,815
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	92,399	61,704	(2,431)
NONINTEREST INCOME:
Service charges	4,960	4,957	4,919
Investment advisory and trust income	5,558	5,439	5,186
Insurance income	13,134	13,014	11,778
Investment banking income	7,237	5,650	1,154
Other income	5,067	5,948	4,590
Total noninterest income	35,956	35,008	27,627
NONINTEREST EXPENSE:
Salaries and employee benefits	64,208	61,673	54,859
Occupancy expenses, premises and equipment	13,610	13,594	13,215
Amortization of intangibles	638	642	674
FDIC and other assessments	3,589	5,305	4,871
Other real estate owned and loan workout costs	3,153	6,388	4,660
Impairment of goodwill	—	—	46,160
Net other than temporary impairment losses on securities recognized in earnings	771	451	922
Loss on securities, other assets and other real estate owned	3,145	7,977	4,677
Other	11,433	13,082	11,372
Total noninterest expense	100,547	109,112	141,410
INCOME (LOSS) BEFORE INCOME TAXES	27,808	(12,400)	(116,214)
Provision (benefit) for income taxes	(5,654)	10,028	(32,859)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	33,462	(22,428)	(83,355)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(209)	314
NET INCOME (LOSS)	$33,462	$(22,637)	$(83,041)

UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS, net of income tax	(5,247)	(3,688)	9,464
COMPREHENSIVE INCOME (LOSS)	$28,215	$(26,325)	$(73,577)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$28,315	$(26,401)	$(86,773)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.76	$(0.72)	$(2.98)
Diluted	$0.76	$(0.72)	$(2.98)

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		CoBiz Financial Inc. Shareholders
								Accumulated
		Preferred Stock		Common Stock		Additional	Retained	Comprehensive
		Shares Issued		Shares		Paid-In	Earnings	Income	Noncontrolling
(in thousands, except per share amounts)	Total	(Redeemed)	Amount	Issued	Amount	Capital	(Deficit)	(Loss)	Interest
BALANCE — January 1, 2009	$254,084	64,450	$1	23,374,762	$232	$164,484	$86,827	$555	$1,985

Options exercised	153	—	—	23,479	—	153	—	—	—
Employee stock purchase plan	371	—	—	79,662	1	370	—	—	—
Proceeds from the issuance of common stock, net of offering costs ($3,609)	55,816	—	—	13,205,600	132	55,684	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	40,350	—	—	—	—	—
Stock-based compensation expense	1,543	—	—	—	—	1,543	—	—	—
Tax benefit from stock-based compensation	5	—	—	—	—	5	—	—	—
Dividends paid-common ($0.10 per share)	(2,597)	—	—	—	—	—	(2,597)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(3,222)	—	—	—	—	510	(3,732)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes of $(4,844)	9,464	—	—	—	—	—	—	9,464	—
Net loss	(83,355)	—	—	—	—	—	(83,041)	—	(314)
Distribution to noncontrolling interest	(542)	—	—	—	—	—	—	—	(542)
Other	(140)	—	—	—	—	(140)	—	—	—
BALANCE — December 31, 2009	231,580	64,450	1	36,723,853	365	222,609	(2,543)	10,019	1,129

Options exercised	239	—	—	43,912	—	239	—	—	—
Employee stock purchase plan	496	—	—	90,569	1	495	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	18,324	—	—	—	—	—
Stock-based compensation expense	1,591	—	—	—	—	1,591	—	—	—
Tax deficit from stock-based compensation	(22)	—	—	—	—	(22)	—	—	—
Dividends paid-common ($0.04 per share)	(1,470)	—	—	—	—	—	(1,470)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(3,222)	—	—	—	—	542	(3,764)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes of $2,260	(3,688)	—	—	—	—	—	—	(3,688)	—
Net loss	(22,428)	—	—	—	—	—	(22,637)	—	209
Net distribution to noncontrolling interest	(1,138)	—	—	—	—	—	—	—	(1,138)
BALANCE — December 31, 2010	201,938	64,450	1	36,876,658	366	225,454	(30,414)	6,331	200

Series B Preferred stock redemption	(64,450)	(64,450)	(1)	—	—	(64,449)	—	—	—
Series C Preferred stock, net of issuance costs	57,337	57,366	1	—	—	57,336	—	—	—
Options exercised	14	—	—	2,750	1	13	—	—	—
Employee stock purchase plan	454	—	—	86,429	1	453	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	123,916	—	—	—	—	—
Stock-based compensation expense	1,494	—	—	—	—	1,494	—	—	—
Tax deficit from stock-based compensation	(137)	—	—	—	—	(137)	—	—	—
Dividends paid-common ($0.04 per share)	(1,472)	—	—	—	—	—	(1,472)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 per share liquidation value)	(3,111)	—	—	—	—	2,036	(5,147)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes of $3,216	(5,247)	—	—	—	—	—	—	(5,247)	—
Net income	33,462	—	—	—	—	—	33,462	—	—
Net distribution to noncontrolling interest	(200)	—	—	—	—	—	—	—	(200)
BALANCE — December 31, 2011	$220,082	57,366	$1	37,089,753	$368	$222,200	$(3,571)	$1,084	$—

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	For the Year Ended December 31,
(in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,462	$(22,428)	$(83,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	2,602	1,716	559
Depreciation and amortization	3,748	3,862	4,386
Amortization of net loan fees	(464)	11	(924)
Provision for loan and credit losses	3,976	35,033	105,711
Stock-based compensation	1,494	1,591	1,543
Federal Home Loan Bank stock dividend	(19)	(189)	(245)
Deferred income taxes	(12,507)	15,050	(18,493)
Excess tax benefit from stock-based compensation	—	(9)	(5)
Increase in cash surrender value of bank-owned life insurance	(1,237)	(1,262)	(1,184)
Supplemental executive retirement plan	890	807	85
Impairment of goodwill	—	—	46,160
Loss on securities, other assets and other real estate owned	3,916	8,428	5,599
Other operating activities, net	(378)	(1,311)	(1,258)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	3,226	4,205	(10,262)
Restricted cash	—	—	(7,358)
Accrued interest and other liabilities	1,915	3,218	(2,390)
Accrued interest receivable	(192)	103	433
Other assets	(937)	8,781	(11,077)
Net cash provided by operating activities	39,495	57,606	27,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(3,323)	(1,564)	(542)
Proceeds from other investments	2,987	12,348	8,705
Purchases of investment securities available for sale	(222,503)	(405,063)	(136,436)
Proceeds from sale of investment securities available for sale	8,916	431	2,158
Maturities of investment securities available for sale	212,089	290,003	109,275
Maturities of investment securities held to maturity	30	38	77
Restricted cash	11,337	(8,514)	—
Deferred payments and cash paid in earn-outs, net	—	—	(375)
Purchase of bank-owned life insurance	(2,486)	—	(2,658)
Net proceeds from sale of loans, OREO and repossessed assets	16,043	38,147	16,873
Loan originations and repayments, net	(19,712)	49,026	136,985
Purchase of premises and equipment	(2,600)	(3,046)	(2,784)
Other investing activities, net	10	1	(567)
Net cash provided by (used in) investing activities	788	(28,193)	130,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	153,360	90,778	252,287
Net increase (decrease) in certificates of deposits	(124,322)	(170,243)	77,496
Net increase (decrease) in short-term borrowings	5,988	13,771	(542,823)
Net increase (decrease) in securities sold under agreements to repurchase	(29,742)	17,896	6,316
Proceeds from issuance of common stock, net	468	735	56,340
Proceeds from issuance of preferred stock, net	57,337	—	—
Redemption of preferred stock	(64,450)	—	—
Dividends paid on common stock	(1,472)	(1,470)	(2,597)
Dividends paid on preferred stock	(2,394)	(3,222)	(2,919)
Excess tax benefit from stock-based compensation	—	9	5
Net distribution to noncontrolling interests	—	(1,138)	(542)
Other financing activities, net	(12)	—	(51)
Net cash used in financing activities	(5,239)	(52,884)	(156,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,044	(23,471)	2,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,166	47,637	45,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,210	$24,166	$47,637

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of CoBiz Financial Inc. (Parent) and its wholly owned subsidiaries: CoBiz Bank (the Bank); Financial Designs Ltd. (FDL); CoBiz Insurance Inc.; CoBiz GMB, Inc.; and CoBiz IM, Inc. (CoBiz IM), collectively referred to as the Company or CoBiz, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

Organization — The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and six in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, the Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM). FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers. CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB).

Use of Estimates — In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; valuation of other real estate owned; fair value; recoverability of deferred taxes; and share-based compensation.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have controlling financial interest in a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.

The Company’s wholly owned trusts, CoBiz Statutory Trust I, CoBiz Capital Trust II and CoBiz Capital Trust III are not VIEs.  In making this determination, the Company considered its role and economic interest in the trusts, as well as the trusts’ business purpose and capital structure.  Based on the capitalization structure of the Trusts, the Company’s investment is not considered equity at risk and the Company is not exposed to the variability of the Trusts net assets.    See Note 8 — Long-Term Debt.

The Company also has investments in four limited partnerships that are each considered a VIE.  The Company has determined that it is not the primary beneficiary of these partnerships.  Where the Company is not a primary beneficiary of a VIE, but can exert significant influence over the investee, the Company uses the equity method of accounting.  The Company considered all facts and circumstances in its assessment of the activities that most significantly impact the VIE’s economic performance, including its rights and responsibilities and related party interests.  In addition, the Company considered all economic interests in its assessment of the obligation to absorb losses or the right to receive benefits from the VIE. The maximum exposure to loss with these VIEs is the Company’s current investment in addition to its commitments to make future capital contributions. The primary source of loss exposure on these VIEs is credit risk on the underlying investments of the partnerships.  See “Other Assets” within this Note 1 for additional information on these investments and Note 14 — Commitments and Contingencies, for additional information on the future commitments.

The following table summarizes the Company’s assets, liabilities, commitments and loss exposure on VIEs at December 31, 2011:

	At December 31, 2011
(in thousands)	Balance	Balance Sheet Classification
Investments in limited partnerships:
Assets	$7,534	Other assets
Commitments	6,721	Commitments and contingencies
Maximum exposure to loss	14,255

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2011 and 2010, the Company was required to maintain reserve balances of $0.7 million and $2.8 million, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the Year Ended December 31,
(in thousands)	2011	2010	2009
Cash paid (received) during the period for:
Interest	$15,262	$19,717	$26,181
Income taxes	7,238	(14,814)	(1,933)
Other noncash activities:
Trade date accounting for investment securities purchases	738	12,132	15,614
Loans transferred to held for sale	4,278	24,427	5,600
Loans transferred to OREO and repossessed assets	8,647	20,691	35,252
Loans held for sale transferred to OREO	—	—	1,076
Financed sales of OREO and loans held for sale	660	1,152	114
Lessor-paid tenant improvement allowance	—	1,109	76

Restricted Cash — Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  At December 31, 2011 and 2010, the Company had restricted cash of $4.5 million and $15.9 million, respectively, recorded as assets under the caption “Other” in the accompanying consolidated balance sheets.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent. At December 31, 2011 and 2010, the Company had no trading securities.

Available for sale securities consist of mortgage-backed securities (MBS), bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

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

Other than temporary impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.  See Note 2 — Investments.

Bank Stocks — Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method.  See Note 2 — Investments.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  Management may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.  See Note 3 — Loans.

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

Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors. See Note 3 — Loans.   Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured.  Loans that have been modified in a formal restructuring are typically returned to accrual status when there has been a sustained period of performance (generally six months) under the modified terms, the borrower has shown the ability and willingness to repay and the Company expects to collect all amounts due under the modified terms.

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities” in the accompanying consolidated balance sheets. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded.  See Note 3 — Loans.

Goodwill and Intangible Assets — Goodwill represents the excess purchase price over the fair value of net identifiable assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment at least annually at year end or when triggering events occur. Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over three to 15 years.  Intangible assets with an indefinite life are reviewed for impairment on an annual basis.  See Note 5 — Goodwill and Intangible Assets.

Bank-Owned Life Insurance (BOLI) — The Bank invested in Bank-Owned Life Insurance policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the cash surrender value are recorded in the consolidated statements of operations under the caption “Other income.”

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of generally three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.  See Note 4 — Premises and Equipment.

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method. The Company’s equity method investments consist of four limited partnership mezzanine funds (the Funds) licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no significant transactions between the Company and the Funds for the years ended December 31, 2011, 2010 and 2009. The Company recognized income from the Funds of $0.9 million, $1.5 million, and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in “Other Income” in the consolidated statements of operations.

Repossessed Assets — Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other assets” and there were none at December 31, 2011 and 2010.  Valuation adjustments charged to operations on repossessed assets for the year ended December 31, 2011 were $0.1 million.  There were no valuation adjustments in 2010 and 2009.

Other Real Estate Owned (OREO) — OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell. Subsequent declines in value are charged to operations.  Valuation adjustments charged to operations on OREO for the years ended December 31, 2011, 2010 and 2009 totaled $2.8 million, $7.4 million and $3.3 million, respectively.

Securities Sold Under Agreements to Repurchase — The Company sells certain securities under agreements to repurchase with its customers and other financial institutions. The agreements transacted with its customers are utilized as an overnight investment product, while the agreements with other financial institutions are transacted as a wholesale borrowing source. Both types of agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are reflected as a Company asset.  See Note 7 — Borrowed Funds.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Consolidated Statements of Cash Flows with the hedged items.  The Company also has a derivative program that offers interest rate caps, floors, swaps and collars to customers of the Bank.

The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.  See Note 9 — Derivatives.

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

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in prior carryback years, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.  See Note 10 — Income Taxes.

Stock-Based Compensation — Pursuant to ASC Topic 718, Compensation — Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period.  See Note 13 — Employee Benefit and Stock Compensation Plans.

Earnings (Loss) Per Common Share — Basic earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).   The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 12 — Earnings (Loss) Per Common Share.

Segment Information — The Company has disclosed separately the results of operations relating to its segments in Note 18 — Segments.

Fair Value Measurements —  The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  See Note 17 - Fair Value Measurements.

Recent Accounting Pronouncements — Effective July 2011, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the effect, if any, the adoption of ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that required the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  ASU 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements.

2.   INVESTMENTS

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities	$408,963	$11,650	$61	$420,552
U.S. government agencies	43,915	290	—	44,205
Trust preferred securities	98,997	2,193	2,172	99,018
Corporate debt securities	57,317	338	838	56,817
Private-label MBS	3,137	—	1,147	1,990
Municipal securities	935	5	—	940
Total	$613,264	$14,476	$4,218	$623,522
Held to maturity securities:
Mortgage-backed securities	$232	$6	$—	$238

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities	$395,843	$10,740	$1,038	$405,545
U.S. government agencies	80,214	449	44	80,619
Trust preferred securities	86,543	2,556	791	88,308
Corporate debt securities	58,204	1,425	34	59,595
Private-label MBS	4,287	—	1,855	2,432
Municipal securities	932	13	—	945
Total	$626,023	$15,183	$3,762	$637,444

Held to maturity securities:
Mortgage-backed securities	$262	$8	$—	$270

Proceeds from the sale of investment securities available for sale totaled $8.9 million, $0.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  During the year ended December 31, 2011, 2010 and 2009, the Company recognized a net gain of $0.5 million and net losses of $0.1 million and $1.1 million on securities sold, called or tendered, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2011, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$12,560	$12,647	$—	$—
Due after one year through five years	79,892	79,957	—	—
Due after five years through ten years	9,715	9,358	—	—
Due after ten years	98,997	99,018	—	—
Mortgage-backed securities	412,100	422,542	232	238

	$613,264	$623,522	$232	$238

Investment securities with an approximate fair value of $181.0 million and $184.4 million were pledged to secure public deposits of $102.3 million and $135.6 million, at December 31, 2011 and 2010, respectively.

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  At December 31, 2011, the majority of the total unrealized loss of $4.2 million is comprised of private-label mortgage-backed and trust preferred securities (TPS).  The TPS are all single-entity issues that continue to pay their regularly scheduled dividend payments.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income.

The Company has determined there was no unrecognized OTTI associated with the 49 and 47 securities noted within the following tables at December 31, 2011 and 2010, respectively.

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
December 31, 2011

Mortgage-backed securities	$31,855	$61	$—	$—	$31,855	$61
Trust preferred securities	39,838	2,008	1,246	164	41,084	2,172
Corporate debt securities	25,048	634	4,796	204	29,844	838
Private-label MBS	—	—	1,990	1,147	1,990	1,147
Total	$96,741	$2,703	$8,032	$1,515	$104,773	$4,218

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
December 31, 2010

Mortgage-backed securities	$117,405	$1,038	$—	$—	$117,405	$1,038
U.S. Government Agencies	4,949	44	—	—	4,949	44
Trust preferred securities	35,775	591	4,176	200	39,951	791
Corporate debt securities	4,966	34	—	—	4,966	34
Private-label MBS	—	—	2,432	1,855	2,432	1,855

Total	$163,095	$1,707	$6,608	$2,055	$169,703	$3,762

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

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the years ended December 31, 2011, 2010 and 2009.

	Credit Loss
(in thousands)	2011	2010	2009
Balance at beginning of year	$1,782	$1,331	$2,269
Additions (1):
Initial credit impairment	—	70	76
Additional credit impairment	771	381	846
Reductions:
Securities intended to be sold	—	—	(1,860)
Balance at end of year	$2,553	$1,782	$1,331

(1) Excludes OTTI on investments the Company intends to sell.

During the year ended December 31, 2011, the Company recognized OTTI of $0.8 million, all of which was related to OTTI on three private-label MBS.  During the year ended December 31, 2010, the Company recognized OTTI of $0.6 million of which $0.4 million was credit related OTTI.  Credit-related OTTI is reported under the caption “Net other than temporary impairment losses on securities recognized in earnings” in the accompanying consolidated statements of operations.   In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the year ended December 31, 2011, for the aforementioned three private-label mortgage-backed securities.  These inputs are developed by examining the three-, six-and nine-month history of actual prepayment speeds, default rates and severity to project losses for the remaining life of each instrument.  The Company validates the information provided by a third party to the remittance reports provided by the servicing agents.  A range of inputs is provided for securities with multiple impairments during the year.

Inputs	Security #1	Security #2	Security #3
Prepayment speed (CPR) (1)	8.8-13.6%	7.0-9.9%	6.8%
Default rate (CDR) (2)	6.2-8.9%	6.8-8.2%	2.0%
Severity (3)	49.4-56.0%	45.9-50.4%	32.9%

Credit Impairment (in thousands)	$271	$387	$113

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the private-label MBS are included in the following table.

	Underlying Loan Characteristics
	Security #1	Security #2	Security #3
Purpose:
Purchase	62.7%	63.2%	66.2%
Equity take out	33.1%	29.8%	8.3%
Refinance	4.2%	6.9%	25.4%

Type:
Single family	65.3%	57.5%	70.4%
2-4 family	8.5%	6.9%	0.5%
Condominium	3.7%	8.3%	28.2%
Planned unit development	22.5%	26.9%	0.7%
Owner occupied	100.0%	90.6%	90.6%
Vacation	0.0%	0.4%	9.4%
Investment	0.0%	8.9%	0.0%

Terms:
30 year amortization	100.0%	100.0%	100.0%
ARM	100.0%	100.0%	100.0%

Geography:
Northern CA	28.3%	26.6%	13.9%
Southern CA	35.2%	37.9%	15.2%

Current Averages:
Loan rate	2.9%	2.8%	3.0%
LTV based on origination value	76.5%	73.7%	67.9%
Loan balance	$464,700	$365,400	$205,900
Age (months)	81	84	93
FICO at origination	715	716	737
Delinquent 60+ days	8.6%	18.3%	6.4%
Delinquent 90+ days	8.6%	18.0%	6.0%

Other investments at December 31, 2011 and 2010, consist of the following:

	December 31,	December 31,
(in thousands)	2011	2010

Bank stocks — at cost	$7,382	$4,790
Investment in statutory trusts — equity method	2,172	2,172

	$9,554	$6,962

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2011, did not consider the investment to be other-than-temporarily impaired.

3.   LOANS

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  The Company’s loan portfolio segments are:

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

•                  Real Estate - Mortgage Loans — Real estate mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

•                  Other Loans — Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction loans or consumer.

The loan portfolio segments at December 31, 2011 and 2010 were as follows:

(in thousands)	2011	2010

Commercial	$569,032	$564,882
Real estate - mortgage	784,874	784,009
Land acquisition & development	62,056	83,909
Real estate - construction	63,491	87,116
Consumer	116,772	94,661
Other	41,300	29,388
Loans held for investment	1,637,525	1,643,965

Allowance for loan losses	(55,629)	(65,892)
Unearned net loan fees	(101)	(238)
Net loans held for investment	$1,581,795	$1,577,835

The following table provides information about loans sold:

	For the year ended December 31, 2011
(in thousands)	Number of loans	Sale proceeds	Recovery / (charge-off) on sale
Commercial	2	$3,070	$—
Real estate - mortgage	2	1,278	(270)
Loans sold	4	$4,348	$(270)

The following table provides information about loans purchased during 2011, none of which were of deteriorated credit quality:

	For the year ended December 31, 2011
(in thousands)	Number of loans	Amount
Real estate - mortgage	1	$1,700
Other	37	20,440
Loans purchased	38	$22,140

At December 31, 2011 and 2010, overdraft demand deposits totaling $0.4 million and $1.0 million, respectively, were reclassified from deposits to loans.

Substantially all of the Company’s lending activity occurs within the states of Colorado and Arizona, specifically in the Denver and Phoenix metropolitan areas.  The majority of the Company’s loan portfolio consists of Commercial and Real estate mortgage loans.  At December 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.  However, the Company may be subject to additional regulatory supervisory oversight to the extent its concentration in commercial real estate lending exceeds regulatory guidelines.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased by more than 50% or more during the prior 36 months.

At December 31, 2011 and 2010, the Company was below these guidelines and was not considered to have a commercial real estate concentration.

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

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2011 and December 31, 2010 is summarized below:

	At December 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$64,936	$14,899	$79,835
Finance and insurance	77,968	1,106	79,074
Health care	55,885	358	56,243
Real estate services	75,520	10,678	86,198
Construction	40,095	6,343	46,438
Retail trade	27,016	756	27,772
Wholesale trade	58,420	3,681	62,101
Other	126,715	4,656	131,371
	526,555	42,477	569,032
Real estate - mortgage
Residential & commercial owner-occupied	387,453	33,764	421,217
Residential & commercial investor	339,968	23,689	363,657
	727,421	57,453	784,874
Land acquisition & development
Commercial	14,220	10,052	24,272
Residential	25,282	5,347	30,629
Other	7,003	152	7,155
	46,505	15,551	62,056
Real estate - construction
Residential & commercial owner-occupied	16,401	—	16,401
Residential & commercial investor	37,364	9,726	47,090
	53,765	9,726	63,491

Consumer	112,541	4,231	116,772
Other	41,300	—	41,300
Total loans held for investment	$1,508,087	$129,438	$1,637,525
Unearned net loan fees			(101)
Net loans held for investment			$1,637,424

	At December 31, 2010
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,036	$14,695	$86,731
Finance and insurance	75,258	2,061	77,319
Health care	70,110	396	70,506
Real estate services	63,272	15,948	79,220
Construction	41,125	10,224	51,349
Retail trade	22,516	4,367	26,883
Wholesale trade	51,219	2,268	53,487
Other	111,387	8,000	119,387
	506,923	57,959	564,882
Real estate - mortgage
Residential & commercial owner-occupied	403,644	28,261	431,905
Residential & commercial investor	313,157	38,947	352,104
	716,801	67,208	784,009
Land acquisition & development
Commercial	17,540	10,050	27,590
Residential	33,168	10,613	43,781
Other	8,599	3,939	12,538
	59,307	24,602	83,909
Real estate - construction
Residential & commercial owner-occupied	22,411	—	22,411
Residential & commercial investor	43,939	20,766	64,705
	66,350	20,766	87,116

Consumer	90,239	4,422	94,661
Other	29,388	—	29,388
Unearned net loan fees	(238)		(238)
Net loans held for investment	$1,468,770	$174,957	$1,643,727

Transactions in the allowance for loan losses by segment for the year ended December 31, 2011 are summarized below:

(in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Balance at December 31, 2010	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Provision	61	7,804	(3,506)	1,436	1,492	255	(3,540)	4,002
Charge-offs	(4,559)	(7,064)	(1,635)	(5,118)	(309)	(61)	—	(18,746)
Recoveries	1,377	1,472	1,216	132	281	3	—	4,481
Balance at December 31, 2011	$14,048	$19,889	$11,013	$2,746	$4,837	$551	$2,545	$55,629

Transactions in the allowance for loan and credit losses for the years ended December 31, 2010 and 2009 follow:

	At and for the year ended December 31,
(in thousands)	2010	2009
Allowance for loan losses:
Beginning balance	$75,116	$42,851
Provision for loan losses	35,127	105,815
Loan charge-offs	(50,627)	(76,577)
Loan recoveries	6,276	3,027
Ending balance	65,892	75,116
Allowance for credit losses:
Beginning balance	155	259
Provision for credit losses	(94)	(104)
Ending balance	61	155
Total allowance for loan and credit loss	$65,953	$75,271

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

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•                  Specific Reserves — The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, are subject to impairment evaluation on a loan-by-loan basis.

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals or evaluations performed by the Company’s appraisal department, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal or evaluation if one had not been previously obtained in the last 6-12 months.  All appraisals and evaluations are reviewed for reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal.  Based on this analysis the appraised value may be adjusted downward if there is evidence that the value may not be indicative of fair value.  Each appraisal and evaluation is generally updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

Values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when events or circumstances occur that indicate a change in fair value.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real estate environment.  As such, fair value based on property appraisals may be adjusted to reflect estimated declines in the fair value of properties since the time the last appraisal was performed.

•                  General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the potential unconfirmed losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration) as well as other factors including changes in:

•                  Lending policies and procedures

•                  National and local economic and business conditions and developments

•                  Nature and volume of portfolio

•                  Trends in the volume and severity of past-due and classified loans

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, land acquisition and development loans, and speculative real estate loans.  This supplemental portion of the allowance includes judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks.

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

The following table summarizes the allowance for loan losses on the basis of the Company’s impairment method:

At December 31, 2011	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$14,048	$19,889	$11,013	$2,746	$4,837	$551	$2,545	$55,629
Individually evaluated for impairment	1,905	4,870	2,245	1,259	2,509	—	—	12,788
Collectively evaluated for impairment	12,143	15,019	8,768	1,487	2,328	551	2,545	42,841

Allowance for credit losses	$35	$—	$—	$—	$—	$—	$—	$35
Individually evaluated for impairment	35	—	—	—	—	—	—	35

Loans held for investment	$568,962	$784,491	$61,977	$63,141	$116,676	$42,177	$—	$1,637,424
Individually evaluated for impairment	10,948	34,811	8,435	6,985	2,527	—	—	63,706
Collectively evaluated for impairment	558,014	749,680	53,542	56,156	114,149	42,177	—	1,573,718

At December 31, 2010	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Individually evaluated for impairment	3,615	2,402	694	3,755	1,414	—	—	11,880
Collectively evaluated for impairment	13,554	15,275	14,244	2,541	1,959	354	6,085	54,012

Allowance for credit losses	$61	$—	$—	$—	$—	$—	$—	$61
Individually evaluated for impairment	61	—	—	—	—	—	—	61

Loans held for investment	$565,145	$783,675	$83,871	$86,862	$94,607	$29,567	$—	$1,643,727
Individually evaluated for impairment	8,722	24,934	9,690	12,614	3,060	—	—	59,020
Collectively evaluated for impairment	556,423	758,741	74,181	74,248	91,547	29,567	—	1,584,707

Information on impaired loans at December 31, 2011 and 2010 is reported in the following tables:

	At and for the year ended December 31, 2011
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$179	$207	$—	$179	$231	$—	$—
Finance and insurance	147	147	147	—	326	97	—
Health care	—	—	—	—	32	—	—
Real estate services	7,907	7,907	7,907	—	4,088	1,561	61
Construction	701	752	27	674	1,439	12	74
Retail trade	555	2,142	156	399	1,016	32	—
Wholesale trade	144	333	14	130	166	14	—
Other	1,315	1,707	994	321	1,336	224	32
	10,948	13,195	9,245	1,703	8,634	1,940	167
Real estate - mortgage
Residential & commercial owner-occupied	9,504	10,083	8,456	1,048	9,046	2,244	41
Residential & commercial investor	9,258	9,352	8,392	866	6,201	1,200	70
	18,762	19,435	16,848	1,914	15,247	3,444	111
Land acquisition & development
Commercial	6,400	7,075	5,394	1,006	3,366	1,620	27
Residential	2,035	3,314	1,381	654	3,979	625	2
	8,435	10,389	6,775	1,660	7,345	2,245	29
Real estate - construction
Residential & commercial investor	6,985	8,861	2,452	4,533	8,818	1,259	38
Consumer	2,527	2,528	2,509	18	2,780	2,509	22
Total	$47,657	$54,408	$37,829	$9,828	$42,824	$11,397	$367

	At and for the year ended December 31, 2010
(in thousands)	Recorded investment on impaired loans	Unpaid principal balance	Recorded investment with a related ALL	Recorded investment with no related ALL	Average recorded investment	Related allowance	Interest income recognized
Commercial
Manufacturing	$341	$570	$109	$232	$639	$41	$—
Finance and insurance	608	608	108	500	130	108	—
Health care	—	—	—	—	150	—	18
Real estate services	2,457	2,482	1,702	755	2,324	1,213	—
Construction	1,673	1,727	228	1,445	1,588	154	—
Retail trade	1,669	3,219	1,597	72	2,581	1,067	—
Wholesale trade	221	457	11	210	1,742	6	—
Other	1,753	2,680	1,322	431	2,617	1,026	—
	8,722	11,743	5,077	3,645	11,771	3,615	18
Real estate - mortgage
Residential & commercial owner-occupied	6,865	9,374	2,622	4,243	11,979	733	—
Residential & commercial investor	18,069	19,138	14,024	4,045	10,459	1,669	504
Other	—	—	—	—	787	—	2
	24,934	28,512	16,646	8,288	23,225	2,402	506
Land acquisition & development
Commercial	2,430	3,651	—	2,430	6,913	—	—
Residential	5,684	16,291	1,468	4,216	6,669	694	8
Other	1,576	4,461	—	1,576	3,997	—	—
	9,690	24,403	1,468	8,222	17,579	694	8
Real estate - construction
Residential & commercial investor	12,614	13,931	11,015	1,599	11,193	3,755	7
Consumer	3,060	3,120	2,423	637	1,284	1,414	—
Total	$59,020	$81,709	$36,629	$22,391	$65,052	$11,880	$539

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2011, 2010, and 2009 was $0.8 million, $1.6 million, and $1.8 million, respectively.

Additional information on impaired loans is reported in the following table:

	At December 31,
(in thousands)	2011	2010
Nonaccrual loans	$17,836	$41,271
Nonaccrual troubled debt restructurings	9,188	1,261
Total nonaccrual loans	$27,024	$42,532
Loans 90 days or more delinquent and still accruing	$212	$202
Performing troubled debt restructurings	$20,633	$16,488

The Company had $20.6 million and $16.5 million in performing troubled debt restructurings at December 31, 2011 and 2010, respectively.  The performing troubled debt restructurings at December 31, 2011 include sixteen contracts and are comprised primarily of Real estate — mortgage loans (46%); Commercial loans (38%); and land acquisition and development (16%) loans. Performing troubled debt restructurings at December 31, 2010 were comprised of four credit relationships.  The Company still maintains these credit relationships.  However, in accordance with ASC 310-40-50-2, these loans were no longer subject to disclosure requirements as these loans were in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The following table provides information regarding troubled debt restructurings that occurred during the year ended December 31, 2011:

Troubled debt restructurings (in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment	Year-to-date charge-off
Commercial	7	$9,751	$8,720	$—
Real estate - mortgage	8	9,673	9,466	—
Land acquisition & development	5	4,294	4,269	—
Real estate - construction	2	5,995	4,534	3,276
Consumer	1	2,195	1,645	—
	23	$31,908	$28,634	$3,276

Current period troubled debt restructurings resulted primarily from granting an interest rate below market, reducing the loan amount or extending the maturity date.  At December 31, 2011, one real estate — construction loan of $0.3 million modified as a troubled debt restructuring within the previous twelve months defaulted subsequent to the modification.  At December 31, 2011 there were $0.3 million in outstanding commitments on restructured loans.  At December 31, 2010, there were no outstanding commitments on restructured loans.

The Company’s nonaccrual loans by class at December 31, 2011 and 2010 are reported in the following table:

	At December 31,
(in thousands)	2011	2010
Commercial
Manufacturing	$179	$341
Finance and insurance	93	608
Real estate services	566	2,457
Construction	701	1,673
Retail trade	555	1,669
Wholesale trade	144	221
Other	867	1,753
Total commercial	3,105	8,722
Real estate - mortgage
Residential & commercial owner-occupied	5,357	6,865
Residential & commercial investor	3,938	1,581
Total real estate - mortgage	9,295	8,446
Land acquisition & development
Commercial	3,077	2,430
Residential	2,035	5,684
Other	—	1,576
Total land acquisition & development	5,112	9,690
Real estate - construction
Residential & commercial investor	6,985	12,614
Consumer	2,527	3,060
Total nonaccrual loans	$27,024	$42,532

The following table summarizes the aging of the Company’s loan portfolio at December 31, 2011:

	At December 31, 2011
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$19	$—	$—	$19	$79,816	$79,835	$—
Finance and insurance	120	—	—	120	78,954	79,074	—
Health care	29	—	—	29	56,214	56,243	—
Real estate services	361	—	536	897	85,301	86,198	—
Construction	1,223	135	681	2,039	44,399	46,438	—
Retail trade	24	—	38	62	27,710	27,772	—
Wholesale trade	38	—	69	107	61,994	62,101	—
Other	689	—	532	1,221	130,150	131,371	—
	2,503	135	1,856	4,494	564,538	569,032	—
Real estate - mortgage
Residential & commercial owner-occupied	7,016	456	1,930	9,402	411,815	421,217	—
Residential & commercial investor	1,174	—	3,755	4,929	358,728	363,657	—
	8,190	456	5,685	14,331	770,543	784,874	—
Land acquisition & development
Commercial	—	—	2,071	2,071	22,201	24,272	—
Residential	566	—	1,504	2,070	28,559	30,629	—
Other	—	—	—	—	7,155	7,155	—
	566	—	3,575	4,141	57,915	62,056	—
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	16,401	16,401	—
Residential & commercial investor	—	1,076	2,743	3,819	43,271	47,090	—
	—	1,076	2,743	3,819	59,672	63,491	—

Consumer	8	173	1,859	2,040	114,732	116,772	212
Other	1,255	—	—	1,255	40,045	41,300	—
Total loans held for investment	$12,522	$1,840	$15,718	$30,080	$1,607,445	$1,637,525	$212
Unearned net loan fees						(101)
Net loans held for investment						$1,637,424

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company. Activity with respect to officer and director loans is as follows for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010

Balance — beginning of year	$5,024	$4,203
New loans and advances	8,922	5,284
Principal paydowns and payoffs	(6,531)	(4,463)
Balance — end of year	$7,415	$5,024

4.                   PREMISES AND EQUIPMENT

The major classes of premises and equipment at December 31, 2011 and 2010, are summarized as follows:

(in thousands)	2011	2010

Land	$230	$230
Buildings	230	230
Leasehold improvements	10,899	10,781
Furniture, fixtures, and equipment	29,349	27,240
	40,708	38,481
Accumulated depreciation	(32,320)	(29,433)
Total	$8,388	$9,048

The Company recorded depreciation expense related to premises and equipment of $3.1 million, $3.2 million and $3.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

5.                   GOODWILL AND INTANGIBLE ASSETS

Pursuant to ASC Topic 350, Intangibles-Goodwill and Other (ASC 350), the Company performed goodwill impairment testing on an annual basis and more frequently if events or circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When conducting the goodwill impairment analysis, the fair value of the reporting units is reconciled to the market capitalization of the Company, as adjusted for a control premium, to determine the overall reasonableness of the valuations.  The Company performed goodwill impairment tests at March 31, 2009 and September 30, 2009 due to events and circumstances during those periods.  Due to the results of those impairment tests, the Company recognized an impairment charge of $46.2 million in 2009 that fully removed goodwill from the consolidated balance sheets.

At December 31, 2011 and 2010, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Amortizing		Non-amortizing
	Customer
	contracts, lists
(in thousands)	and relationships	Other	Tradename	Total
December 31, 2009	$4,758	$3	$149	$4,910
Impairment loss	—	—	(149)	(149)
Amortization	(639)	(3)	—	(642)
December 31, 2010	4,119	—	—	4,119
Disposals	(82)	—	—	(82)
Amortization	(638)	—	—	(638)
December 31, 2011	$3,399	$—	$—	$3,399

During the first quarter of 2011, the Company sold a book of business related to an insurance product line that was no longer being pursued.

In conjunction with the merger of two of the Company’s subsidiaries during 2010, an impairment charge of $0.1 million was recognized on the indefinite-lived tradename intangible asset which is no longer used by the Company.  The tradename impairment is included in the “Loss on securities, other assets and other real estate owned” line of the accompanying consolidated statements of operations for the year ended December 31, 2010.

The Company recorded amortization expense of $0.6 million, $0.6 million, and $0.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense on intangible assets for each of the five succeeding years is estimated in the following table.

(in thousands)
2012	$638
2013	426
2014	316
2015	300
2016	300
Total	$1,980

6.                   CERTIFICATES OF DEPOSIT

The composition of the certificates of deposit portfolio at December 31, 2011 and 2010, is as follows:

	At December 31,
(in thousands)	2011	2010
Less than $100,000	$39,394	$50,855
$100,000 and more	265,609	378,470
	$305,003	$429,325

Related interest expense for the years ended December 31, 2011, 2010 and 2009, is as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Less than $100,000	$384	$804	$2,208
$100,000 and more	2,551	5,570	10,109
	$2,935	$6,374	$12,317

Maturities of certificates of deposit of $100,000 and more at December 31, 2011, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$116,478
Three months through six months	49,444
Six months through 12 months	75,020
After 12 months	24,667
Total	$265,609

7.                   BORROWED FUNDS

Securities sold under agreements to repurchase at December 31, 2011 and 2010 are summarized as follows:

	At December 31,
(in thousands)	2011	2010
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $138,765 and $170,097 in 2011 and 2010, respectively)	$127,948	$157,690

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $156.7 million and $148.5 million during 2011 and 2010, respectively. The maximum amounts outstanding at any month-end during 2011 and 2010 were $166.5 million and $165.6 million, respectively.  At December 31, 2011 and 2010, the weighted-average interest rate was 0.36% and 0.53%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The composition of other short-term borrowings, which are all due within one year, at December 31, 2011 and 2010, is summarized as follows:

	At December 31,
(in thousands)	2011	2010
Federal Home Loan Bank line of credit	$20,000	$14,000
Federal funds purchased	—	12
Total	$20,000	$14,012

The Company has advances and a line of credit from the FHLB with a weighted-average interest rate of 0.26% at December 31, 2011 and 2010. The average balance was $13.0 million and $6.3 million during 2011 and 2010.  Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2011, the FHLB advances and line of credit were collateralized by loans of $641.8 million with a lending value of $347.6 million. At December 31, 2010, the FHLB advances and line of credit were collateralized by loans of $569.2 million with a lending value of $294.6 million.

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $165.0 million.  The average balance of federal funds purchased was $1.1 million and $1.2 million during 2011 and 2010.

8.                   LONG-TERM DEBT

Outstanding subordinated debentures and notes payable at December 31, 2011 and 2010, is summarized as follows:

	At December 31,
(in thousands)	2011	2010	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2012
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2012
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2012
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 9 - Derivatives.

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

In May 2004, the Company created a wholly owned trust, CoBiz Capital Trust II, formed under the laws of the State of Delaware (the Capital Trust II). The Capital Trust II issued $30.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust II for $0.9 million. The Capital Trust II invested the proceeds thereof in $30.9 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on January 23, April 23, July 23 and October 23. The junior subordinated debentures will mature and the capital securities must be redeemed no later than July 23, 2034, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, formed under the laws of the State of Delaware (the Capital Trust III). The Capital Trust III issued $20.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $0.6 million. The Capital Trust III invested the proceeds thereof in $20.6 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three-month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30 and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed no later than September 30, 2035, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2011.  Under rules that became effective March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions.  The Federal Reserve board subsequently delayed the March 2009 effective date until March 31, 2011. (See Note 15 — Regulatory Matters)

Under the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law on July 21, 2010, significant changes were made that limit the ability of bank holding companies with assets between $500 million and $15 billion or more to issue trust preferred securities with Tier 1 capital treatment.  Bank holding companies with assets in that range will continue to give Tier 1 capital treatment for issuances before May 2010.

The Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008.  The Notes mature on August 18, 2018, 10 years after the initial issue date.  The Notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2011 and 2010, there were $3.5 million in Notes owed to related parties.  The Company paid $0.3 million in interest to related parties during the years ended December 31, 2011, 2010 and 2009.

9.                   DERIVATIVES

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

Based on the Company’s ongoing assessments, including at inception of the hedging relationship, it is probable that there will be sufficient Prime-based interest receipts through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative Method” method described in ASC 815-30-35 (formerly DIG Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied), for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each quarterly interim period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest and fees on loans” for the hedging relationships described above) when the hedged transactions affect earnings. Any ineffectiveness resulting from the hedges are recorded as a gain or loss in the consolidated statements of operations as part of noninterest income/expense.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value			Fair value
	Balance sheet	At December 31,		Balance sheet	At December 31,
(in thousands)	classification	2011	2010	classification	2011	2010

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$—	$504	Accrued interest and other liabilities	$8,508	$1,712

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$7,943	$4,840	Accrued interest and other liabilities	$8,720	$5,106

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

	Notional		Termination
(in thousands)	Amount	Fixed rate	Date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash inflows associated with existing pools of Prime-based loan assets, as well as variable cash outflows associated with subordinated debentures.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2011, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $1.9 million will be reclassified as an increase to interest expense.

The table below summarizes gains and losses recognized in other comprehensive income (loss) (OCI) and in conjunction with our derivatives designated as hedging instruments for the years ended December 31, 2011, 2010 and 2009.

	Gain (loss) recognized in OCI
	(Effective portion)
	for the year ended December 31,
(in thousands)	2011	2010	2009
Cash flow hedges:
Interest rate swap	$(7,300)	$(5,355)	$561

	Gain (loss) reclassified from accumulated OCI into earnings
	(Effective portion)
	for the year ended December 31,
(in thousands)	2011	2010	2009
Cash flow hedges:
Interest rate swap	$(1,668)	$(487)	$2,631

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet GAAP hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At December 31, 2011, the Company had 81 interest rate swaps with an aggregate notional amount of $173.5 million.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized a net loss $0.5 million, $0.1 million, and a net gain of $0.2 million, respectively, related to changes in fair value of these swaps.

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

At December 31, 2011, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $17.5 million. At December 31, 2011, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $25.0 million against its obligations under these agreements.  At December 31, 2011, the Company was not in default with any of its debt covenants.

See Note 17 — Fair Value Measurements for additional discussion of derivatives and fair value.

10.            INCOME TAXES

The components of consolidated income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009

Current tax provision (benefit):
Federal tax	$6,263	$(5,022)	$(14,366)
State tax	590	—	—
Total current tax provision (benefit)	6,853	(5,022)	(14,366)

Deferred tax provision (benefit):
Federal tax	2,381	244	(14,269)
State tax	335	36	(2,172)
Net operating loss carryforward	373	(826)	(2,052)
Valuation allowance	(15,596)	15,596	—
Total deferred tax provision (benefit)	(12,507)	15,050	(18,493)

Total tax provision (benefit)	$(5,654)	$10,028	$(32,859)

The primary component of deferred tax expense in 2011 and 2010 was the change in the valuation allowance of $15.6 million in both years.  During 2009, the primary component of the deferred tax benefit was $12.2 million attributable to timing differences in the allowance for loan and credit losses.  Also during 2009, the Company recorded a goodwill impairment of $46.2 million, of which $12.9 million was deductible for income tax purposes over the applicable term as allowed by the Internal Revenue Code.  The Company has a net operating loss carryforward for Arizona and Colorado that originated in 2010 and 2009.  The states of Arizona and Colorado do not allow net loss carrybacks, but allow net loss carryforwards of five and 20 years, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2011 and 2010.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its 2010 analysis, the Company considered the following positive evidence:

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

At December 31, 2010, the Company’s losses in prior years resulted in a negative three-year cumulative pretax loss position that was considered significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position was $46.2 million related to a non-recurring goodwill impairment and net losses on the Company’s land acquisition and future development loan portfolio.  The Company has ceased lending for land acquisition and future development.  However, the Company may still pursue loans secured by finished lots that are prepared to enter the construction phase.   Although the Company’s financial forecasts at December 31, 2010 indicated that sufficient taxable income was expected to be generated in the future to ultimately realize the existing deferred tax assets, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined at December 31, 2010.

During the fourth quarter of 2010, the Company established a deferred tax valuation allowance in the amount of $15.6 million based on its assessment of the amount of deferred tax assets that were more likely than not to be realized.

As part of its 2011 analysis, the Company considered the following positive evidence:

•                  The Company is in a positive cumulative income position.

•                  The Company’s quarterly pretax operating results have improved each of the past nine quarters.

•                  The Company has had a pretax quarterly profit since the fourth quarter of 2010 (five consecutive quarters).

•                  The Company’s financial projections are sufficient to absorb the deferred tax assets.

•                  The size of loan credits in the Company’s pipeline of potential problem loans has continued to decrease.

•                  The Company is able to carry forward federal and Colorado tax losses for 20 years and Arizona tax losses for five years.

•                  The Company has generated taxable income in 2011.

•                  The Company has available tax planning strategies.

As part of its analysis, the Company considered the following negative evidence:

•                  The Company recorded a net loss in 2010 and 2009.

In the Company’s consideration of the weight of the available evidence, the Company provided more weight to evidence that was more objectively verifiable.  In 2010 and 2011, the most significant weight was given to the cumulative income/loss position.  In 2010 when the Company was in a cumulative loss position, the Company recorded a valuation allowance of $15.6 million.  The remaining deferred tax assets, for which a valuation allowance was not established, related to amounts that could be realized through future reversals of existing taxable temporary differences and through available tax planning strategies.  The Company’s estimates of future taxable income in 2010 were limited to tax planning strategies and no weight was placed on future taxable income expected to be generated through management’s approved business plans.

At December 31, 2011, the Company gave significant weight to the fact that the Company had returned to a cumulative income position in the fourth quarter of 2011.  The Company had availability in its carryback years, current deferred income tax liabilities that are expected to absorb a portion of the deferred tax asset balance and sufficient projected future taxable income.  As such, the Company determined that a valuation allowance was not required at December 31, 2011 and the Company reversed the deferred tax valuation allowance of $15.6 million during the fourth quarter of 2011.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2011 and 2010 are as follows:

	At December 31,
(in thousands)	2011	2010

Deferred tax assets:
Allowance for loan and credit losses	$21,127	$24,938
Intangible assets	2,574	2,812
Valuation adjustments on OREO	2,914	2,234
Deferred loan fees	225	84
Supplemental Executive Retirement Plan and other accrued liabilities	3,332	2,728
Stock-based compensation	2,179	1,962
Depreciation on premises and equipment	—	545
Interest on nonaccrual loans	460	427
Net operating loss carryover	2,506	2,879
Other	237	—
Total deferred tax assets	35,554	38,609
Valuation allowance	—	(15,596)

Total deferred tax assets, net of allowance	$35,554	$23,013

Deferred tax liabilities:
Deferred initial direct loan costs	$1,047	$961
Prepaid assets	309	1,233
FHLB stock dividends	92	89
Net unrealized gain on investment securities available for sale and derivatives	665	3,881
Other	423	400

Total deferred tax liabilities	$2,536	$6,564

Net deferred tax assets	$33,018	$16,449

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2011, 2010 and 2009 is shown below:

	For the year ended December 31,
(in thousands)	2011	2010	2009

Computed at the statutory rate (35%)	$9,733	$(4,413)	$(40,565)
Increase (decrease) resulting from:
Valuation allowance	(15,596)	15,596	—
State income taxes — net of federal income tax effect	842	(760)	(3,456)
Tax exempt interest income on loans and securities	(596)	(237)	(408)
Goodwill impairment	—	—	11,636
Bank-owned life insurance income	(433)	(442)	(414)
Other — net	396	284	348
Actual tax provision (benefit)	$(5,654)	$10,028	$(32,859)

Accounting guidance in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in thousands)	2011
Balance as of January 1	$—
Additions for tax for prior year positions	—
Additions for tax for current year positions	933
Settlements during the period	—
Lapses of applicable statue of limitations	—
Ending balance as of December 31	$933

The above unrecognized tax benefits, if recognized, would not have an effect of the effective tax rate.

Penalties and interest are classified as income tax expense when incurred. The Company recognized $0.1 million for the payment of interest and penalties accrued for the year ended December 31, 2011. There were no penalties and interest recognized in 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

On January 4, 2012, the Company received notice that its federal income tax return for the year ended December 31, 2009 would be under examination by the Internal Revenue Service (IRS).  The IRS is currently performing field work as part of their audit procedures.  The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year

United States	2008
Colorado	2007
Arizona	2007

11.            SHAREHOLDERS’ EQUITY

Common Stock — At December 31, 2011 and 2010, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2011	2010
Exercise of outstanding stock options	2,421,886	2,659,750
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	1,690,906	1,710,772
Future stock purchases through ESPP	229,833	316,262
	5,238,593	5,582,752

Preferred Stock, Series C — On September 7, 2011, the Company amended the Articles of Incorporation to establish the Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and fix the powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series C Preferred Stock.

On September 8, 2011, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (Purchase Agreement) with the U.S. Secretary of the Treasury (Treasury) under the Small Business Lending Fund (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010 that is designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Pursuant to the Purchase Agreement, the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company’s Series C Preferred Stock, par value $0.01 per share, having a liquidation value of $1,000 per share. The dividend rate is set at five percent (5%) for the initial dividend period.

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

The Series B Preferred Stock and a warrant to purchase 895,968 shares of the Company’s common stock were issued to the Treasury on December 19, 2008 in connection with the Company’s participation in the TARP Capital Purchase Program.  The warrant has a 10-year term and an exercise price of $10.79 per share.  On November 17, 2011 the Treasury sold the warrant issued by the Company to a third party in a private auction.  The warrant will continue to be outstanding under the terms originally issued to the Treasury.

All obligations under the Series B Preferred Stock terminated upon redemption, including limits on dividends, executive compensation and other restrictions stipulated under the TARP Capital Purchase Program with respect to periods after the redemption date.

Dividends — The Company’s ability to pay dividends to its shareholders is largely dependent upon the payment of dividends by the Bank to the Parent.  At December 31, 2011, the Bank was restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was negative.  However, at December 31, 2011, the Company has paid and had the ability to pay dividends on its common stock without reliance on the Bank.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 — Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2011, the Company was not in default on any of the junior subordinated debt issuances.

Dividends declared per common share for the years ended December 31, 2011, 2010 and 2009 were $0.04, $0.04 and $0.10, respectively.  Dividends paid on the Series B Preferred Stock for the years ended December 31, 2011, 2010 and 2009 were $2.5 million, $3.2 million and $2.9 million, respectively. Dividends paid on the Series C Preferred Stock for the year ended December 31, 2011, were $0.9 million.

Pursuant to the terms of the Purchase Agreement executed in the issuance of the Series B Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividend on the Series B Preferred Stock.  In addition, the Company may not increase its dividend prior to the earlier of 1) three years from the date of the Purchase Agreement or 2) the date on which the Series B Preferred Stock is redeemed in whole.  The Company paid all required dividends under the Purchase Agreement when due and through the redemption date.

Dividends for the Series C Preferred Stock began accruing at five percent (5.0%) on September 8, 2011, when issued, and are payable the first day of each January, April, July and October. The 5.0% rate was effective for the first calendar quarter (or partial period thereof) the Series C was outstanding. During the second through ninth calendar quarters under the SBLF Program, the dividend rate can fluctuate between one percent (1%) and five percent (5%) with a reduced dividend rate applying to the lesser of the amount of change in the Bank’s level of Qualified Small Business Lending (QSBL) compared to the initial baseline or $57.4 million. More specifically, if the Bank’s QSBL two quarters prior to the quarter under measurement has increased as compared to the baseline, then the dividend rate payable on the Series C Preferred Stock would change as follows:

Relative increase in QSBL to Baseline	Dividend Rate
Less than 2.5%	5.0%
Between 2.5% and 5.0%	4.0%
Between 5.0% and 7.5%	3.0%
Between 7.5% and 10.0%	2.0%
10.0% or more	1.0%

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

From the tenth calendar quarter through 4.5 years after closing of the SBLF Program transaction, the dividend rate on the Series C Preferred Stock may be fixed at or between one percent (1%) and nine percent (9%) based on the level of QSBL at that time, as compared to the baseline; however, the dividend rate will increase to 9% only if the rate of small business lending has stayed the same or decreased. If any Series C Preferred Stock remains outstanding after 4.5 years, the dividend rate will increase to nine percent (9%).  The dividend rate on the Series C Preferred Stock at December 31, 2011, was 5.0%.

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

12.            EARNINGS (LOSS) PER COMMON SHARE

Effective January 1, 2009, the Company adopted authoritative accounting guidance in ASC 260, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends, paid or unpaid, are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its outstanding unvested stock awards are participating securities and computes earnings per share using the prescribed two-class method.  However, the impact of these shares is not included in the common shareholder basic loss per share for the years ended December 31, 2010 and 2009 because the effect of including those shares would be anti-dilutive due to the net loss in those years.

Income available to common shareholders and the weighted average shares outstanding, used in the calculation of basic and diluted earnings (loss) per share, for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2011	2010	2009
Net income (loss)	$33,462	$(22,637)	$(83,041)
Preferred stock dividends (1)	(5,147)	(3,764)	(3,732)
Net income (loss) available to common shareholders	$28,315	$(26,401)	$(86,773)

Distributed earnings (2)	$1,468	$—	$—
Undistributed earnings (loss)	26,599	(26,401)	(86,773)
Earnings (loss) allocated to common stock (3)	$28,067	$(26,401)	$(86,773)

Weighted average common shares - issued	37,021,383	36,796,285	29,388,038
Average nonvested restricted share awards	(325,068)	(256,648)	(242,064)
Weighted average common shares outstanding - basic	36,696,315	36,539,637	29,145,974
Effect of dilutive stock options outstanding	9,624	—	—
Weighted average common shares outstanding - diluted	36,705,939	36,539,637	29,145,974
Weighted average antidilutive common shares outstanding (4)	3,269,678	3,783,012	3,488,340

Basic earnings (loss) per share	$0.76	$(0.72)	$(2.98)
Diluted earnings (loss) per share	$0.76	$(0.72)	$(2.98)

(1)         2011 includes Series C Preferred Stock dividends, Series B Preferred Stock dividends through redemption date and accelerated accretion of the remaining Series B discount.  2010 and 2009 include Series B Preferred Stock dividends.

(2)         Dividends paid during 2010 and 2009 were not considered distributions of current period earnings.

(3)         Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS due to the possible use of the treasury method when that method results in greater dilution than when the two-class method is applied.

(4)         Shares excluded from diluted EPS due to the antidilutive effect on the computation.

13.            EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

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

The 2002 Equity Incentive Plan (the 2002 Plan) authorizes the issuance of 975,000 shares of common stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2002 Plan at December 31, 2011 totaled 170,679.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholder Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2011, totaled 1,519,529.

During 2011, 2010 and 2009, the Company recognized compensation expense, net of estimated forfeitures, of $1.5 million, $1.6 million and $1.5 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $0.5 million, $0.6 million and $0.5 million on the compensation expense for 2011, 2010 and 2009, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2011, 2010 and 2009:

	2011			2010			2009
	Weighted	Range		Weighted	Range		Weighted	Range
	Average	Low	High	Average	Low	High	Average	Low	High
Risk-free interest rate	1.40%	0.42%	2.26%	2.03%	0.58%	2.76%	1.75%	1.02%	2.72%
Expected dividend yield	0.65%	0.59%	0.85%	0.60%	0.58%	0.89%	0.87%	0.55%	2.98%
Expected volatility	68.67%	62.65%	75.51%	68.06%	60.75%	77.50%	63.08%	49.18%	74.54%
Expected life (years)	4.0			4.0			4.2

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
		Weighted average		Weighted average		Weighted average
		exercise		exercise		exercise
STOCK OPTION AWARDS	Shares	price	Shares	price	Shares	price
Outstanding — beginning of year	2,659,750	$12.70	2,522,243	$13.26	2,287,472	$14.66
Granted	83,450	6.39	369,248	7.24	518,201	6.28
Exercised	2,750	4.87	43,912	5.44	23,479	6.53
Forfeited	318,564	11.63	187,829	11.16	259,951	12.30
Outstanding — end of year	2,421,886	$12.63	2,659,750	$12.70	2,522,243	$13.26
Exercisable — end of year	1,938,502	$14.11	1,891,700	$14.81	1,727,266	$14.88

	2011		2010		2009
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
RESTRICTED STOCK AWARDS	Shares	fair value	Shares	fair value	Shares	fair value
Unvested — beginning of year	261,390	$6.77	257,050	$6.84	217,100	$6.97
Granted	152,367	6.50	30,574	6.03	49,950	6.36
Vested	94,352	6.88	13,984	6.94	400	21.07
Forfeited	28,451	6.83	12,250	6.08	9,600	6.86
Unvested — end of year	290,954	$6.59	261,390	$6.77	257,050	$6.84
Total fair value of vested shares (in thousands)		$597		$77		$2

There were 2,406,386 options vested or expected to vest with a weighted average price of $12.67 at December 31, 2011. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 2.9, 2.9 and 2.4 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at the end of the 2011, 2010 and 2009 periods was insignificant. The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.87, $3.17 and $2.62, respectively. The total intrinsic value of options exercised during years ended December 31, 2011 and 2010 was insignificant.

At December 31, 2011, there was $1.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2011, a summary of the Company’s stock options outstanding are as follows:

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Range of	Number	exercise	life	Number	exercise
exercise price	outstanding	price	(years)	exercisable	price
$4.01 - $6.74	519,148	$6.08	4.8	227,896	$6.30
$6.75 - $10.60	502,538	8.39	3.8	316,706	8.89
$10.71 - $12.67	485,444	11.94	1.9	485,444	11.94
$13.16 - $20.23	486,054	17.22	1.9	479,754	17.20
$20.25 - $23.35	428,702	21.12	1.9	428,702	21.12
	2,421,886	$12.63	2.9	1,938,502	$14.11

Employee Stock Purchase Plan (ESPP) — The ESPP was established in January 2000 and is administered by a committee of two or more directors who are not employees or officers of the Company and are appointed by the Board of Directors. Employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years presented.

	2011	2010	2009
Available ESPP shares - beginning of year	316,262	406,831	36,493
Additions (1)	—	—	450,000
Purchases	(86,429)	(90,569)	(79,662)
Available ESPP shares - end of year	229,833	316,262	406,831

(1)  Shareholder approved increase in maximum issuable shares.

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the internal revenue service.

The Company may also make discretionary contributions within the limits of the 401(k) Plan and internal revenue service limitations.  In 2009, the Company reduced its matching contribution from 6% to 3% of eligible compensation and that matching rate was unchanged for the years ended December 31, 2011 and 2010.  Employer contributions charged to expense for the years ended December 31, 2011, 2010 and 2009 were $1.0 million, $1.0 million and $1.2 million, respectively, and are included in the consolidated statements of operations under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.  At December 31, 2011, all participants were fully vested.  At December 31, 2011 and 2010, the Company had accrued $4.6 million and $3.7 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

14.               COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company has various operating lease agreements for office space. Generally leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2011, 2010 and 2009 was $5.4 million, $5.4 million and $5.1 million, respectively.

In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2011, one director has a remaining interest in the building. Additionally, two bank locations are leased from entities controlled by the same director of the Company. Rent payments under the related party leases for the years ended December 31, 2011, 2010 and 2009 were $2.0 million, $2.1 million and $2.0 million, respectively.  At December 31, 2011 and 2010, the Company was current on its related party lease payments. Future contractual obligations of $8.7 million will be paid to entities controlled by the related parties and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,	Amount
(in thousands)
2012	$5,750
2013	5,206
2014	4,944
2015	4,706
2016	3,522
Thereafter	6,075
Total	$30,203

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2011:

(in thousands)	Amount

Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$522,636

Commitments to originate consumer loans — personal lines of credit and equity lines	$30,513

Overdraft protection plans	$8,457

Letters of credit	$49,950

Unfunded commitments for unconsolidated investments	$6,721

Company guarantees	$1,262

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $13.5 million in limited partnership interests of four entities, of which $6.7 million is unfunded at December 31, 2011. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2011, the Company held 75,274 shares of Federal Reserve Bank stock with a fair value of $3.8 million (par value of $50).  This investment represents 50% of the subscription amount due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $3.8 million due to the Federal Reserve Bank may be callable at their discretion.

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

15.               REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets and of Tier I capital to average assets. At December 31, 2011 and 2010, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2011 and 2010:

At December 31, 2011	Company	Bank
(in thousands)
Shareholders’ equity	$220,082	$237,240
Disallowed intangible assets	(3,236)	—
Unrealized gain on available for sale securities	(6,359)	(6,359)
Unrealized gain on cash flow hedges	5,275	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(14,553)	—
Other deductions	(128)	—
Tier I regulatory capital	$271,081	$230,881

Subordinated notes payable	$20,984	$—
Allowance for loan losses	24,630	24,268
Total risk-based regulatory capital	$316,695	$255,149

	Company			Bank
At December 31, 2011	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$271,081	$316,695	$271,081	$230,881	$255,149	$230,881
Well-capitalized requirement	116,366	193,943	119,724	114,681	191,134	118,693
Regulatory capital - excess	$154,715	$122,752	$151,357	$116,200	$64,015	$112,188
Capital ratios	14.0%	16.3%	11.3%	12.1%	13.3%	9.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

At December 31, 2010	Company	Bank
(in thousands)
Shareholders’ equity	$201,738	$205,940
Disallowed intangible assets	(3,830)	—
Unrealized gain on available for sale securities	(7,080)	(7,080)
Unrealized (gain) loss on cash flow hedges	749	(312)
Subordinated debentures	65,135	—
Disallowed deferred tax asset	(5,603)	—
Other deductions	(128)	—
Tier I regulatory capital	$250,981	$198,548

Subordinated notes payable and debentures	$25,849	$—
Allowance for loan losses	24,837	24,421
Total risk-based regulatory capital	$301,667	$222,969

	Company			Bank

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

16.               COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, and are referred to as other comprehensive income. Presented below are the changes in other comprehensive income which consist of unrealized gains (losses) on available for sale securities and derivatives, net of tax for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Other comprehensive income items:
Unrealized gain (loss) on available for sale securities, gross	$(2,133)	$(1,541)	$11,717
Reclassification for (gain) loss to operations	261	597	2,062

Change in OTTI-related component of unrealized gain	709	351	925

Unrealized loss on derivative securities, gross	(8,968)	(5,842)	3,192
Reclassification for (gain) loss to operations	1,668	487	(2,631)
	(8,463)	(5,948)	15,265

Deferred tax benefit (expense):
Unrealized gain (loss) on available for sale securities, gross	811	585	(4,452)
Reclassification for (gain) loss to operations	(100)	(227)	(784)

Change in OTTI-related component of unrealized gain	(269)	(133)	(352)

Unrealized (gain) loss on derivative securities, gross	3,408	2,220	(1,213)
Reclassification for (gain) loss to operations	(634)	(185)	1,000
	3,216	2,260	(5,801)
Other comprehensive income, net of tax	$(5,247)	$(3,688)	$9,464

(in thousands)	Available for sale securities	Derivatives designated as hedging instruments	Accumulated other comprehensive income
Balance at January 1, 2010	$7,448	$2,571	$10,019
Net change	(368)	(3,320)	(3,688)
Balance at December 31, 2010	7,080	(749)	6,331
Net change	(721)	(4,526)	(5,247)
Balance at December 31, 2011	$6,359	$(5,275)	$1,084

17.               FAIR VALUE MEASUREMENTS

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

Available for sale securities — At December 31, 2011, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Certain private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active and is therefore classified as level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company did not transfer any TPS between Levels during 2011.  The fair value of TPS transferred from Level 1 to Level 2 during 2010 was $3.3 million.

During the year ended December 31, 2011, the Company recorded losses on AFS securities of $0.3 million, primarily comprised of $0.8 million in  OTTI arising from an increase on credit risk on three private-label MBS and a $0.5 million gain on AFS sales and calls.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  At December 31, 2011 and 2010, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Private equity investments — The valuation of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets.  The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by management.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  As a result, the Company has determined that private equity investments are classified in Level 3 of the fair value hierarchy.  The value of private equity investments was not material at December 31, 2011.

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

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans, the Company considers the measurements to be Level 3 inputs.  The Company did not have any loans held for sale at December 31, 2011.

The following table presents the Company’s financial assets measured at fair value on a recurring basis at December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$420,552	$—	$420,552	$—
U.S. government agencies	44,205	—	44,205	—
Trust preferred securities	99,018	90,904	8,114	—
Corporate debt securities	56,817	—	56,817	—
Private-label MBS	1,990	—	—	1,990
Municipal securities	940	—	940	—
Total available for sale securities	$623,522	$90,904	$530,628	$1,990

Derivatives:
Reverse interest rate swap	$7,943	$—	$7,943	$—
Total derivative assets	$7,943	$—	$7,943	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,508	$—	$8,508	$—
Reverse interest rate swap	8,720	—	8,720	—
Total derivative liabilities	$17,228	$—	$17,228	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$405,545	$—	$405,545	$—
U.S. government agencies	80,619	—	80,619	—
Trust preferred securities	88,308	79,093	9,215	—
Corporate debt securities	59,595	—	59,595	—
Private-label MBS	2,432	—	—	2,432
Municipal securities	945	—	945	—
Total available for sale securities	$637,444	$79,093	$555,919	$2,432

Derivatives:
Cash flow hedge - interest rate swap	$504	$—	$504	$—
Reverse interest rate swap	4,840	—	4,840	—
Total derivative assets	$5,344	$—	$5,344	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$1,712	$—	$1,712	$—
Reverse interest rate swap	5,106	—	5,106	—
Total derivative liabilities	$6,818	$—	$6,818	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2011	2010
Beginning balance	$2,432	$2,373
Realized loss on OTTI	(771)	(451)
Paydowns	(545)	(714)
Net accretion	165	158
Unrealized gain included in comprehensive income	709	1,066
Ending balance	$1,990	$2,432

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve	$50,883	$—	$—	$50,883

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve	$47,616	$—	$—	$47,616

During the years ended December 31, 2011 and 2010, the Company recorded a provision for loan losses of $19.7 million and $42.1 million, respectively, on impaired loans.  The Company charged-off $18.7 million and $50.6 million ($44.1 million on loans held for investment and $6.5 million on loans held for sale) on impaired loans during the year ended December 31, 2011 and 2010, respectively.

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

Other real estate owned (OREO) — OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3. Included within OREO are repossessed assets that the Company has received as partial satisfaction of a loan.  These assets, which are not material, do not typically have readily determinable market values and are considered Level 3 inputs.

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

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Loss for the year ended
(in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
OREO and repossessed assets	$19,476	$—	$—	$19,476	$(2,885)
Intangible asset	—	—	—	—	(57)

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Loss for the year ended
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
OREO	$26,416	$—	$—	$26,416	$(7,392)
Tradename	—	—	—	—	(149)

In the first quarter of 2011, the Company sold a small insurance book of business and recorded a loss of $0.1 million on the intangible sale.  In accordance with ASC Topic 350, Intangibles — Goodwill and Other, the Company performed an impairment test on a tradename intangible asset during the second quarter of 2010 and concluded that the Company’s decision not to use the tradename in the future was a triggering event for an impairment charge of $0.1 million.

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs. The following table is a reconciliation of the fair value measurement of OREO at December 31, 2011 and 2010, disclosed pursuant to ASC 820 to the amount recorded on the consolidated balance sheet.

	At December 31,
(in thousands)	2011	December 31, 2010
OREO recorded at fair value	$19,476	$26,416
Estimated selling costs	(974)	(1,321)
OREO	$18,502	$25,095

Valuation adjustments on OREO are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of the 2011 and 2010 OREO transactions:

(in thousands)	2011		2010
Beginning OREO balance		$25,095		$25,182
Foreclosed loans	13,814		29,422
Charge-offs	(5,342)		(8,839)
Transferred in		8,472		20,583
OREO sales		(12,262)		(13,278)
Net loss on sale and valuation adjustments		(2,803)		(7,392)
Ending OREO balance		18,502		25,095
Estimated selling costs		974		1,321
OREO recorded at fair value		$19,476		$26,416

The following table includes the estimated fair value of the Company’s financial instruments.  The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$59,210	$59,210	$24,166	$24,166
Restricted cash	4,535	4,535	15,872	15,872
Investment securities available for sale	623,522	623,522	637,444	637,444
Investment securities held to maturity	232	238	262	270
Other investments	9,554	9,554	6,962	6,962
Loans — net	1,581,795	1,587,352	1,577,835	1,562,844
Accrued interest receivable	8,273	8,273	8,081	8,081
Interest rate swaps	7,943	7,943	5,344	5,344
Bank-owned life insurance	39,767	39,767	36,043	36,043

Financial liabilities:
Deposits	$1,918,406	$1,919,284	$1,889,368	$1,891,107
Other short-term borrowings	20,000	20,000	14,012	14,012
Securities sold under agreements to repurchase	127,948	130,990	157,690	154,776
Accrued interest payable	529	529	930	930
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	22,380	20,984	18,610
Interest rate swaps	17,228	17,228	6,818	6,818

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.               SEGMENTS

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.

The Investment Banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

In conjunction with the Company’s strategic initiative to create a focused wealth management offering, the Company changed its operating segments in the third quarter of 2010 to reflect an internal realignment of its wealth management components.  As part of this change, the Investment

Advisory and Trust segment previously reported was renamed Wealth Management and a business line was moved from Insurance into the Wealth Management segment.  All prior period disclosures have been adjusted to conform to the new presentation.  The segment includes the operations of CoBiz Trust, CIM and FDL’s wealth transfer business line.  The wealth transfer business line assists high net-worth individuals and companies with the acquisition of institutionally-priced life insurance products.  Revenues of the segment are generally derived as a percentage of assets under management for the trust and investment management lines and from commissions paid by insurers with whom wealth transfer has placed policies.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

					Corporate
For the year ended December 31, 2011	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income statement
Total interest income	$110,920	$8	$2	$2	$332	$111,264
Total interest expense	8,998	—	31	4	5,830	14,863
Provision for loan losses	570	—	—	—	3,432	4,002
Noninterest income	9,985	7,237	9,425	9,272	37	35,956
Noninterest expense	31,643	5,901	9,154	9,149	44,700	100,547
Management fees and allocations	22,979	151	628	368	(24,126)	—
Provision (benefit) for income taxes	25,322	507	(93)	(214)	(31,176)	(5,654)
Net income (loss)	31,393	686	(293)	(33)	1,709	33,462

Depreciation and amortization	2,662	75	466	509	28	3,740
Capital expenditures	2,051	79	410	12	48	2,600

Identifiable assets at December 31, 2011	$2,372,100	$6,128	$6,348	$7,895	$31,033	$2,423,504

					Corporate
For the year ended December 31, 2010	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income statement
Total interest income	$114,697	$8	$2	$2	$1,270	$115,979
Total interest expense	13,714	—	40	11	5,383	19,148
Provision for loan losses	30,224	—	—	—	4,903	35,127
Noninterest income	10,439	5,650	9,752	8,701	466	35,008
Noninterest expense	37,015	5,534	10,366	9,005	47,192	109,112
Management fees and allocations	24,089	163	721	343	(25,316)	—
Provision (benefit) for income taxes	20,180	52	(78)	162	(10,288)	10,028
Net loss before noncontrolling interest	(86)	(91)	(1,295)	(818)	(20,138)	(22,428)
Net income attributable to noncontrolling interest	—	—	—	—	(209)	(209)
Net loss	(86)	(91)	(1,295)	(818)	(20,347)	(22,637)

Depreciation and amortization	2,832	77	381	539	25	3,854
Capital expenditures	2,692	35	228	61	30	3,046

Identifiable assets at December 31, 2010	$2,338,829	$4,101	$5,597	$8,058	$38,503	$2,395,088

					Corporate
For the year ended December 31, 2009	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income statement
Total interest income	$128,914	$7	$—	$—	$529	$129,450
Total interest expense	21,701	—	16	13	4,336	26,066
Provision for loan losses	103,427	—	—	—	2,388	105,815
Noninterest income	9,555	1,154	8,052	8,912	(46)	27,627
Noninterest expense	34,533	4,024	9,903	8,498	38,292	95,250
Impairment of goodwill	15,348	5,279	21,384	4,149	—	46,160
Management fees and allocations	30,987	211	773	477	(32,448)	—
Benefit for income taxes	(19,829)	(3,768)	(1,781)	(1,593)	(5,888)	(32,859)
Net loss before noncontrolling interest	(47,698)	(4,585)	(22,243)	(2,632)	(6,197)	(83,355)
Net loss attributable to noncontrolling interest	—	—	—	—	314	314
Net loss	(47,698)	(4,585)	(22,243)	(2,632)	(5,883)	(83,041)

Depreciation and amortization	3,272	67	449	513	61	4,362
Capital expenditures	2,628	10	1	123	22	2,784

Identifiable assets at December 31, 2009	$2,380,362	$609	$3,312	$10,278	$71,454	$2,466,015

19.               CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

CONDENSED BALANCE SHEETS	At December 31,
(in thousands)	2011	2010

Assets:
Cash on deposit at subsidiary bank	$25,020	$28,781
Investment in subsidiaries	275,526	255,062
Accounts receivable from subsidiaries	11,718	14,798
Taxes receivable	5,789	5,354
Other	17,022	3,014
Total assets	$335,075	$307,009

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable to subsidiaries	$14,955	$6,911
Subordinated debentures	93,150	93,150
Other liabilities	6,888	5,210
Total liabilities	114,993	105,271

Shareholders’ equity	220,082	201,738
Total liabilities and shareholders’ equity	$335,075	$307,009

CONDENSED STATEMENTS OF OPERATIONS	For the years ended December 31,
(in thousands)	2011	2010	2009

Income:
Management fees	$3,834	$3,906	$3,664
Interest income	244	363	131
Other income	31	72	3,332
Total income	4,109	4,341	7,127

Expenses:
Salaries and employee benefits	4,499	4,566	3,733
Interest expense	6,018	5,748	4,396
Other expense	2,393	2,600	2,907
Total expenses	12,910	12,914	11,036
Net loss before income taxes	(8,801)	(8,573)	(3,909)
Provision (benefit) for income taxes	(14,146)	(7,618)	5,376
Net income (loss) before equity in undistributed earnings of subsidiaries	5,345	(16,191)	1,467
Equity in undistributed earnings (loss) of subsidiaries	28,117	(6,446)	(84,508)
Net income (loss)	$33,462	$(22,637)	$(83,041)

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
(in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$33,462	$(22,637)	$(83,041)
Equity in undistributed earnings of subsidiaries	(28,117)	6,446	84,508
Stock-based compensation	257	301	372
Excess tax benefit from stock-based compensation	—	(9)	(5)
Change in other assets and liabilities	(7,452)	7,703	(6,221)
Net cash used in operating activities	(1,850)	(8,196)	(4,387)

Cash flows from investing activities:
Net cash paid in earn-outs	—	—	(375)
Net advances to (repayments from) subsidiaries	8,649	7,495	(67,523)
Other	(49)	(31)	7
Net cash provided by (used in) investing activities	8,600	7,464	(67,891)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	468	735	56,340
Proceeds from the issuance of preferred stock, net	57,337	—	—
Redemption of preferred stock	(64,450)	—	—
Dividends paid on common stock	(1,472)	(1,470)	(2,597)
Dividends paid on preferred stock	(2,394)	(3,222)	(2,919)
Excess tax benefit from stock-based compensation	—	9	5
Other	—	—	(56)
Net cash provided by (used in) financing activities	(10,511)	(3,948)	50,773

Net decrease increase in cash and cash equivalents	(3,761)	(4,680)	(21,505)
Cash and cash equivalents — beginning of year	28,781	33,461	54,966
Cash and cash equivalents — end of year	$25,020	$28,781	$33,461

20.               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each quarter of the last two years:

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2011 (1)	2011	2011	2011	2010 (2)	2010	2010	2010

Interest income	$27,284	$27,612	$28,177	$28,191	$28,252	$28,550	$29,258	$29,919
Interest expense	3,432	3,638	3,846	3,947	4,234	4,663	5,085	5,166
Net interest income	23,852	23,974	24,331	24,244	24,018	23,887	24,173	24,753
Income (loss) before income taxes	9,942	6,795	5,886	5,185	3,687	(1,663)	(5,969)	(8,455)
Net income (loss)	21,954	4,443	3,839	3,226	(12,274)	(1,897)	(3,769)	(4,697)

Earnings (loss) per share—basic	$0.57	$0.05	$0.08	$0.06	$(0.36)	$(0.08)	$(0.13)	$(0.15)

Earnings (loss) per share—diluted	$0.57	$0.05	$0.08	$0.06	$(0.36)	$(0.08)	$(0.13)	$(0.15)

(1) Net income for the fourth quarter of 2011 includes a $15.6 million benefit from the reversal of a deferred tax valuation allowance.

(2) Net loss for the fourth quarter of 2010 includes a $15.6 million provision for the recording of a deferred tax valuation allowance.