Form 10-Q
period 2012-03-31
COBIZ FINANCIAL INC
filed 2012-04-27
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitions period from                     to

Commission File Number  001-15955

CoBiz Financial Inc.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 17th Street, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

There were 39,697,318 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 26, 2012.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At March 31, 2012 and December 31, 2011

(unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$39,363	$39,148
Interest-bearing deposits and federal funds sold	12,431	20,062
Total cash and cash equivalents	51,794	59,210

Investment securities available for sale (cost of $617,397 and $613,264, respectively)	632,395	623,522
Investment securities held to maturity (fair value of $232 and $238, respectively)	225	232
Other investments	9,571	9,554
Total investments	642,191	633,308

Loans - net of allowance for loan losses of $52,778 and $55,629, respectively	1,625,669	1,581,795
Intangible assets - net of amortization of $5,349 and $5,189, respectively	3,239	3,399
Bank-owned life insurance	40,087	39,767
Premises and equipment - net of depreciation of $33,173 and $32,320, respectively	8,042	8,388
Accrued interest receivable	8,196	8,273
Deferred income taxes, net	30,013	33,018
Other real estate owned - net of valuation allowance of $7,838 and $7,668, respectively	17,224	18,502
Other	31,834	37,844
TOTAL ASSETS	$2,458,289	$2,423,504

Liabilities
Deposits
Noninterest-bearing demand	$722,982	$720,813
Interest-bearing demand	115,377	10,385
NOW and money market	768,620	773,826
Savings	10,978	10,631
Eurodollar	—	97,748
Certificates of deposits	286,007	305,003
Total deposits	1,903,964	1,918,406
Securities sold under agreements to repurchase	118,499	127,948
Other short-term borrowings	67,671	20,000
Accrued interest and other liabilities	35,376	43,918
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,218,660	2,203,422

Commitments and contingencies

Shareholders’ Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; 39,697,318 and 37,089,753 issued and outstanding, respectively	390	368
Additional paid-in capital	234,583	222,200
Accumulated deficit	(118)	(3,571)
Accumulated other comprehensive income, net of income tax of $2,927 and $666, respectively	4,773	1,084
TOTAL SHAREHOLDERS’ EQUITY	239,629	220,082
TOTAL LIABILITIES AND EQUITY	$2,458,289	$2,423,504

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Three months ended March 31, 2012 and 2011

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
INTEREST INCOME:
Interest and fees on loans	$21,180	$22,181
Interest and dividends on investment securities:
Taxable securities	5,313	5,909
Nontaxable securities	4	5
Dividends on securities	71	59
Interest on federal funds sold and other	26	37
Total interest income	26,594	28,191
INTEREST EXPENSE:
Interest on deposits	1,646	2,252
Interest on short-term borrowings and securities sold under agreements to repurchase	143	212
Interest on subordinated debentures	1,502	1,483
Total interest expense	3,291	3,947
NET INTEREST INCOME BEFORE PROVISION	23,303	24,244
Provision for loan losses	(70)	1,640
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,373	22,604
NONINTEREST INCOME:
Service charges	1,245	1,239
Investment advisory and trust income	1,231	1,426
Insurance income	3,439	3,393
Investment banking income	74	744
Other income	2,222	1,230
Total noninterest income	8,211	8,032
NONINTEREST EXPENSE:
Salaries and employee benefits	16,062	15,147
Occupancy expenses, premises and equipment	3,533	3,354
Amortization of intangibles	160	160
FDIC and other assessments	491	1,340
Other real estate owned and loan workout costs	576	1,193
Net other than temporary impairment losses on securities recognized in earnings	255	234
Loss on securities, other assets and other real estate owned	198	1,128
Other	3,371	2,895
Total noninterest expense	24,646	25,451
INCOME BEFORE INCOME TAXES	6,938	5,185
Provision for income taxes	2,398	1,959
NET INCOME	$4,540	$3,226
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on securities	2,940	879
Unrealized gain on derivatives	749	492
OTHER COMPREHENSIVE INCOME	3,689	1,371
COMPREHENSIVE INCOME	$8,229	$4,597

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,823	$2,280

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(unaudited)

	For the three months ended March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,540	$3,226
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	797	587
Depreciation and amortization	1,020	942
Amortization of net loan fees	(209)	64
Provision for loan and credit losses	(70)	1,640
Stock-based compensation	489	424
Federal Home Loan Bank stock dividend	(15)	(3)
Deferred income taxes	761	145
Increase in cash surrender value of bank-owned life insurance	(320)	(299)
Supplemental executive retirement plan	181	33
Loss on securities, other assets and other real estate owned	453	1,362
Other operating activities, net	(1,609)	(6)
Changes in operating assets and liabilities:
Accrued interest and other liabilities	(5,706)	(2,223)
Accrued interest receivable	51	(492)
Other assets	6,425	3,043
Net cash provided by operating activities	6,788	8,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(2)	(1,011)
Proceeds from other investments	108	231
Purchases of investment securities available for sale	(45,787)	(38,288)
Maturities of investment securities available for sale	40,130	56,774
Maturities of investment securities held to maturity	7	7
Restricted cash	(2)	7,354
Net proceeds from sale of loans, OREO and repossessed assets	859	5,050
Loan originations and repayments, net	(43,623)	(2,544)
Purchase of premises and equipment	(513)	(645)
Other investing activities, net	—	10
Net cash provided by (used in) investing activities	(48,823)	26,938

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market,
Eurodollar and savings accounts	4,555	94,983
Net decrease in certificates of deposits	(18,997)	(51,067)
Net increase (decrease) in short-term borrowings	47,670	(14,012)
Net decrease in securities sold under agreements to repurchase	(9,449)	(16)
Proceeds from issuance of common stock, net	11,953	124
Dividends paid on common stock	(371)	(368)
Dividends paid on preferred stock	(717)	(806)
Other financing activities, net	(25)	(5)
Net cash provided by financing activities	34,619	28,833

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,416)	64,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,210	24,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,794	$88,380

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; Financial Designs Ltd. (FDL); and CoBiz IM, Inc. (CoBiz IM), all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (SEC).

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The Company has investments in four limited partnerships that are each considered a VIE.  The Company has determined that it is not the primary beneficiary of these partnerships.  Where the Company is not a primary beneficiary of a VIE, but can exert significant influence over the investee, the Company uses the equity method of accounting.  The Company considered all facts and circumstances in its assessment of the activities that most significantly impact the VIE’s economic performance, including its rights and responsibilities and related party interests.  In addition, the Company considered all economic interests in its assessment of the obligation to absorb losses or the right to receive benefits from the VIE. The maximum exposure to loss with these VIEs is the Company’s current investment in addition to its commitments to make future capital contributions. The primary source of loss exposure on these VIEs is credit risk on the underlying investments of the partnerships.

The following table summarizes the Company’s assets, commitments and loss exposure on VIEs at March 31, 2012:

	At March 31, 2012
(in thousands)	Balance	Balance Sheet Classification
Investments in limited partnerships:
Assets	$8,800	Other assets
Commitments	6,721	Commitments and contingencies
Maximum exposure to loss	15,521

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

	Three months ended March 31,
(in thousands)	2012	2011
Cash paid (received) during the period for:
Interest	$3,341	$4,211
Income taxes	(5,102)	—

Other noncash activities:
Trade date accounting for investment securities	43	—
Loans transferred to held for sale	—	3,000
Loans transferred to OREO and repossessed assets	—	1,567

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

Other-than-temporary-impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

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

Earnings Per Common Share — Basic earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).   The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2.                                      Recent Accounting Pronouncements

Recent Accounting Pronouncements — Effective January 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 is intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value

Measurements.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

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

3.                                      Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share. The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock. The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards. The impact of participating securities is included in the common shareholder basic earnings per share for the three months ended March 31, 2012 and 2011. The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended March 31,
(in thousands, except share amounts)	2012	2011
Net income	$4,540	$3,226
Preferred stock dividends	(717)	(946)
Net income available to common shareholders	$3,823	$2,280

Distributed earnings	$368	$366
Undistributed earnings	3,416	1,896
Earnings allocated to common stock (1)	$3,784	$2,262

Weighted average common shares - issued	37,526,796	36,928,031
Average unvested restricted share awards	(401,736)	(309,408)
Weighted average common shares outstanding - basic	37,125,060	36,618,623
Effect of dilutive stock options and awards outstanding	28,457	171,021
Weighted average common shares outstanding - diluted	37,153,517	36,789,644
Weighted average antidilutive common shares outstanding (2)	3,087,063	3,265,380

Basic earnings per share	$0.10	$0.06
Diluted earnings per share	$0.10	$0.06
Dividends declared per share	$0.01	$0.01

(1)          Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS due to the possible use of the treasury method when that method results in greater dilution than when the two-class method is applied.

(2)          Shares excluded from the diluted earnings per share computation due to the antidilutive effect.

Dividends on Series C Preferred Stock began accruing at 5.0% when issued in conjunction with the Company’s participation in the SBLF during 2011.  The dividend rate can fluctuate between 1% and 5% depending on the change in the level of Qualified Small Business Lending (QSBL) as illustrated in following chart.  At March 31, 2012, the Company had not achieved growth sufficient to reduce the dividend rate and the 5.0% rate will be the effective rate on Series C Preferred Stock dividends through September 30, 2012.

Relative increase in QSBL to Baseline	Dividend Rate
Less than 2.5%	5.0%
Between 2.5% and 5.0%	4.0%
Between 5.0% and 7.5%	3.0%
Between 7.5% and 10.0%	2.0%
10.0% or more	1.0%

On March 23, 2012, the Company completed an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share. The offering provided net proceeds to the Company of approximately $11.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

4.                                      Comprehensive Income

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (OCI).  Presented below are the changes in other comprehensive income at and for the periods indicated.

	Three months ended March 31,
(in thousands)	2012	2011
Other comprehensive income items:
Unrealized gain on available for sale securities	$4,297	$879
Reclassification for loss to operations	34	234

Change in OTTI-related component of unrealized gain	411	303

Unrealized gain on derivative securities	711	441
Reclassification for loss to operations	497	354
	5,950	2,211

Deferred tax expense:
Unrealized gain on available for sale securities	(1,633)	(333)
Reclassification for loss to operations	(13)	(89)

Change in OTTI-related component of unrealized gain	(156)	(115)

Unrealized gain on derivatives	(270)	(168)
Reclassification for loss to operations	(189)	(135)
	(2,261)	(840)
Other comprehensive income, net of tax	$3,689	$1,371

The components of accumulated other comprehensive income are as follows:

(in thousands)	Available for sale securities	Derivatives designated as hedging instruments	Accumulated other comprehensive income
Balance at December 31, 2011	$6,359	$(5,275)	$1,084
Current period other comprehensive income	2,940	749	3,689
Balance at March 31, 2012	$9,299	$(4,526)	$4,773

5.                                      Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities	$403,591	$12,331	$118	$415,804	$408,963	$11,650	$61	$420,552
U.S. government agencies	43,916	196	—	44,112	43,915	290	—	44,205
Trust preferred securities	98,958	3,045	362	101,641	98,997	2,193	2,172	99,018
Corporate debt securities	67,193	1,259	628	67,824	57,317	338	838	56,817
Private-label MBS	2,806	84	820	2,070	3,137	—	1,147	1,990
Municipal securities	933	11	—	944	935	5	—	940
Total	$617,397	$16,926	$1,928	$632,395	$613,264	$14,476	$4,218	$623,522
Held to maturity securities:
Mortgage-backed securities	$225	$7	$—	$232	$232	$6	$—	$238

The net gain (loss) on securities called or matured was immaterial for the three months ended March 31, 2012 and 2011.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2012, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,060	$7,190	$—	$—
Due after one year through five years	98,714	99,407	—	—
Due after five years through ten years	6,267	6,283	—	—
Due after ten years	98,959	101,641	—	—
Mortgage-backed securities	406,397	417,874	225	232
	$617,397	$632,395	$225	$232

Investment securities with an approximate fair value of $169.1 million and $181.0 million were pledged to secure public deposits of $116.0 million and $102.3 million, at March 31, 2012 and December 31, 2011, respectively.  Securities sold under agreements to repurchase of $118.5 million and $127.9 million at March 31, 2012 and December 31, 2011, respectively, consisted primarily of mortgage-backed securities with an estimated fair value of $125.8 million and $138.8 million, respectively.

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  At March 31, 2012, the majority of the total unrealized loss of $1.9 million is comprised of private-label mortgage-backed and corporate debt securities.  The Company has recognized other-than-temporary impairments (OTTI) of $0.3 million on the private-label MBS for the three months ended March 31, 2012.

In reviewing the realizable value of its securities in a loss position, the Company considered the following factors: (1) the length of time and extent to which the market had been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) investment downgrades by rating agencies; and (4) whether it is more likely than not that the Company will have to sell the security before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an other-than-temporary impairment is recognized in earnings.

The Company has determined there was no unrecognized OTTI associated with the 25 and 49 securities noted within the following table at March 31, 2012 and December 31, 2011, respectively.

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
March 31, 2012

Mortgage-backed securities	$22,265	$118	$—	$—	$22,265	$118
Trust preferred securities	23,224	236	1,437	126	24,661	362
Corporate debt securities	10,786	182	4,554	446	15,340	628
Private-label MBS	—	—	1,697	820	1,697	820
Total	$56,275	$536	$7,688	$1,392	$63,963	$1,928

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
December 31, 2011

Mortgage-backed securities	$31,855	$61	$—	$—	$31,855	$61
Trust preferred securities	39,838	2,008	1,246	164	41,084	2,172
Corporate debt securities	25,048	634	4,796	204	29,844	838
Private-label MBS	—	—	1,990	1,147	1,990	1,147
Total	$96,741	$2,703	$8,032	$1,515	$104,773	$4,218

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

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
(in thousands)	2012	2011
Beginning balance	$2,553	$1,782
Additions:
Additional credit impairment	255	234
Ending balance	$2,808	$2,016

During the three months ended March 31, 2012, the Company recognized OTTI of $0.3 million, all of which was related to OTTI recognized in earnings on one private-label MBS.  During the three months ended March 31, 2011, the Company recognized OTTI of $0.2 million, all of which was related to OTTI recognized in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

At March 31, 2012, a net unrealized loss of $0.7 million on private-label MBS was recognized in other comprehensive income.  See Note 4 to the condensed consolidated financial statements for additional information on changes in the OTTI-related unrealized loss recognized in OCI.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the three months ended March 31, 2012, for the impaired private-label MBS.

Inputs	Security #1
Prepayment speed (CPR) (1)	0.4%
Default rate (CDR) (2)	6.3%
Severity (3)	50.3%

Credit Impairment (in thousands)	$255

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the private-label MBS are included in the following table.

	Underlying Loan Characteristics
	Security #1	Security #2	Security #3
Purpose:
Purchase	62.8%	62.5%	66.5%
Equity take out	33.0%	30.4%	8.3%
Refinance	4.2%	7.1%	25.2%

Type:
Single family	65.3%	57.9%	70.4%
2-4 family	8.5%	7.0%	0.5%
Condominium	3.7%	7.2%	28.2%
Planned unit development	22.5%	27.4%	0.7%
Owner occupied	100.0%	90.5%	90.4%
Vacation	0.0%	0.5%	9.6%
Investment	0.0%	9.0%	0.0%

Terms:
30 year amortization	100.0%	100.0%	100.0%
ARM	100.0%	100.0%	100.0%

Geography:
Northern CA	28.4%	26.3%	13.9%
Southern CA	35.2%	37.5%	15.1%

Current Averages:
Loan rate	3.1%	3.0%	3.0%
LTV based on origination value	76.3%	73.6%	67.4%
Loan balance	$463,100	$364,300	$203,500
Age (months)	84	87	96
FICO at origination	716	716	737
Delinquent 60+ days	10.4%	17.4%	7.3%
Delinquent 90+ days	10.4%	17.0%	7.0%

Other investments at March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Bank stocks — at cost	$7,399	$7,382
Investment in statutory trusts — equity method	2,172	2,172
	$9,571	$9,554

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at March 31, 2012, did not consider the investment to be other-than-temporarily impaired.

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

The loan portfolio segments at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Commercial	$594,889	$569,032
Real estate - mortgage	806,354	784,874
Land acquisition & development	58,277	62,056
Real estate - construction	57,726	63,491
Consumer	116,921	116,772
Other	44,660	41,300
Loans held for investment	1,678,827	1,637,525

Allowance for loan losses	(52,778)	(55,629)
Unearned net loan fees	(380)	(101)
Net loans held for investment	$1,625,669	$1,581,795

The Company did not have any loans held for sale at March 31, 2012 and December 31, 2011.  During the three months ended March 31, 2011, the Company transferred two loans totaling $3.0 million from held for investment to held for sale.  These loans were sold during the first quarter of 2011 and no gain or loss resulted from this transaction.

The following table provides information about loans purchased, none of which were of deteriorated credit quality:

	For the three months ended March 31,
	2012		2011
(in thousands)	Number of loans	Amount	Number of loans	Amount
Other loans	2	$840	20	$9,987

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $65.0 million balance outstanding at March 31, 2012, was collateralized by loans of $660.4 million with a lending value of $395.0 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2012 and December 31, 2011 is summarized below:

	At March 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$66,980	$13,490	$80,470
Finance and insurance	81,328	1,082	82,410
Health care	58,907	343	59,250
Real estate services	71,619	8,610	80,229
Construction	48,148	8,656	56,804
Retail trade	29,358	669	30,027
Wholesale trade	61,370	1,248	62,618
Other	138,725	4,356	143,081
	556,435	38,454	594,889
Real estate - mortgage
Residential & commercial owner-occupied	397,198	32,478	429,676
Residential & commercial investor	355,816	20,862	376,678
	753,014	53,340	806,354
Land acquisition & development
Commercial	13,963	9,679	23,642
Residential	22,621	4,985	27,606
Other	4,973	2,056	7,029
	41,557	16,720	58,277
Real estate - construction
Residential & commercial owner-occupied	15,607	—	15,607
Residential & commercial investor	33,022	9,097	42,119
	48,629	9,097	57,726

Consumer	115,154	1,767	116,921
Other	44,660	—	44,660
Total loans held for investment	$1,559,449	$119,378	$1,678,827
Unearned net loan fees			(380)
Net loans held for investment			$1,678,447

	At December 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$64,936	$14,899	$79,835
Finance and insurance	77,968	1,106	79,074
Health care	55,885	358	56,243
Real estate services	75,520	10,678	86,198
Construction	40,095	6,343	46,438
Retail trade	27,016	756	27,772
Wholesale trade	58,420	3,681	62,101
Other	126,715	4,656	131,371
	526,555	42,477	569,032
Real estate - mortgage
Residential & commercial owner-occupied	387,453	33,764	421,217
Residential & commercial investor	339,968	23,689	363,657
	727,421	57,453	784,874
Land acquisition & development
Commercial	14,220	10,052	24,272
Residential	25,282	5,347	30,629
Other	7,003	152	7,155
	46,505	15,551	62,056
Real estate - construction
Residential & commercial owner-occupied	16,401	—	16,401
Residential & commercial investor	37,364	9,726	47,090
	53,765	9,726	63,491

Consumer	112,541	4,231	116,772
Other	41,300	—	41,300
Total loans held for investment	$1,508,087	$129,438	$1,637,525
Unearned net loan fees			(101)
Net loans held for investment			$1,637,424

Transactions in the allowance for loan losses (ALL) by segment for the three months ended March 31, 2012 and March 31, 2011 are summarized below:

(in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses at December 31, 2011	$14,048	$19,889	$11,013	$2,746	$4,837	$551	$2,545	$55,629
Provision	(1,042)	412	1,855	(133)	(1,240)	34	44	(70)
Charge-offs	(507)	(15)	(2,159)	—	(621)	(10)	—	(3,312)
Recoveries	66	108	344	—	13	—	—	531
Allowance for loan losses at March 31, 2012	$12,565	$20,394	$11,053	$2,613	$2,989	$575	$2,589	$52,778

(in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses at December 31, 2010	$17,169	$17,677	$14,938	$6,296	$3,373	$354	$6,085	$65,892
Provision	(211)	2,947	(688)	33	216	134	(791)	1,640
Charge-offs	(447)	(1,207)	(1,173)	(3,285)	(182)	—	—	(6,294)
Recoveries	137	248	309	—	63	—	—	757
Allowance for loan losses at March 31, 2011	$16,648	$19,665	$13,386	$3,044	$3,470	$488	$5,294	$61,995

The allowance for loan losses is established for the purpose of recognizing estimated loan impairments before loan losses on individual loans result in a charge-off.  The ALL reflects probable but unconfirmed loan impairments in the Company’s loan portfolio at the balance sheet date.

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

The following table summarizes the allowance for loan losses on the basis of the Company’s impairment method.

At March 31, 2012 (in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$12,565	$20,394	$11,053	$2,613	$2,989	$575	$2,589	$52,778
Individually evaluated for impairment	2,121	5,758	2,204	1,399	760	—	—	12,242
Collectively evaluated for impairment	10,444	14,636	8,849	1,214	2,229	575	2,589	40,536

Allowance for credit losses	$35	$—	$—	$—	$—	$—	$—	$35
Individually evaluated for impairment	35	—	—	—	—	—	—	35

Loans held for investment	$594,812	$805,694	$58,218	$57,422	$116,833	$45,468	$—	$1,678,447
Individually evaluated for impairment	18,668	35,487	8,719	7,447	775	—	—	71,096
Collectively evaluated for impairment	576,144	770,207	49,499	49,975	116,058	45,468	—	1,607,351

At December 31, 2011 (in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$14,048	$19,889	$11,013	$2,746	$4,837	$551	$2,545	$55,629
Individually evaluated for impairment	1,905	4,870	2,245	1,259	2,509	—	—	12,788
Collectively evaluated for impairment	12,143	15,019	8,768	1,487	2,328	551	2,545	42,841

Allowance for credit losses	$35	$—	$—	$—	$—	$—	$—	$35
Individually evaluated for impairment	35	—	—	—	—	—	—	35

Loans held for investment	$568,962	$784,491	$61,977	$63,141	$116,676	$42,177	$—	$1,637,424
Individually evaluated for impairment	10,948	34,811	8,435	6,985	2,527	—	—	63,706
Collectively evaluated for impairment	558,014	749,680	53,542	56,156	114,149	42,177	—	1,573,718

Information on impaired loans at March 31, 2012 and December 31, 2011 is reported in the following table:

	At and for the three months ended March 31, 2012							At March 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment on impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance	Average recorded investment	Interest income recognized	Average recorded investment
Commercial
Manufacturing	$5,397	$5,370	$5,200	$170	$505	$4,073	$48	$307
Finance and insurance	838	838	838	—	198	613	5	605
Real estate services	7,400	7,400	7,400	—	696	5,707	60	2,329
Construction	1,816	1,648	923	725	218	1,511	8	1,851
Retail trade	1,756	478	3	475	3	498	—	1,578
Wholesale trade	757	448	332	116	122	291	—	203
Other	2,896	2,486	1,883	603	414	2,217	14	1,569
	20,860	18,668	16,579	2,089	2,156	14,910	135	8,442
Real estate - mortgage
Residential & commercial owner-occupied	11,230	10,651	9,681	970	3,654	7,827	24	7,980
Residential & commercial investor	8,865	8,865	8,684	181	992	9,081	57	1,937
	20,095	19,516	18,365	1,151	4,646	16,908	81	9,917
Land acquisition & development
Commercial	6,983	6,309	5,118	1,191	1,752	6,340	25	2,417
Residential	2,729	2,410	1,162	1,248	452	3,045	6	5,431
Other	—	—	—	—	—	—	—	1,051
	9,712	8,719	6,280	2,439	2,204	9,385	31	8,899
Real estate - construction
Residential & commercial investor	9,323	7,447	3,809	3,638	1,399	7,605	11	11,232
Consumer	775	775	760	15	760	1,395	—	2,743
Total	$60,765	$55,125	$45,793	$9,332	$11,165	$50,203	$258	$41,233

	At and for the period ended December 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment on impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance
Commercial
Manufacturing	$207	$179	$—	$179	$—
Finance and insurance	147	147	147	—	97
Health care	—	—	—	—	—
Real estate services	7,907	7,907	7,907	—	1,561
Construction	752	701	27	674	12
Retail trade	2,142	555	156	399	32
Wholesale trade	333	144	14	130	14
Other	1,707	1,315	994	321	224
	13,195	10,948	9,245	1,703	1,940
Real estate - mortgage
Residential & commercial owner-occupied	10,083	9,504	8,456	1,048	2,244
Residential & commercial investor	9,352	9,258	8,392	866	1,200
	19,435	18,762	16,848	1,914	3,444
Land acquisition & development
Commercial	7,075	6,400	5,394	1,006	1,620
Residential	3,314	2,035	1,381	654	625
	10,389	8,435	6,775	1,660	2,245
Real estate - construction
Residential & commercial investor	8,861	6,985	2,452	4,533	1,259
Consumer	2,528	2,527	2,509	18	2,509
Total	$54,408	$47,657	$37,829	$9,828	$11,397

Interest income of $0.3 million recognized on impaired loans during the three months ended March 31, 2012 relates primarily to interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.  For the three months ending March 31, 2011, interest income recognized on impaired loans was immaterial.

The Company had troubled debt restructurings of $33.9 million at March 31, 2012 comprised of $27.2 million performing and $6.7 million nonperforming troubled debt restructurings.  At December 31, 2011, the Company had troubled debt restructurings of $29.8 million comprised of $20.6 million performing and $9.2 million nonperforming troubled debt restructurings. The table below summarizes transactions as it relates to troubled debt restructurings during the three months ended March 31, 2012:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2011	$20,633	$9,188	$29,821
New restructurings	10,305	1,157	11,462
Transfers out (1)	—	(4,243)	(4,243)
Change in accrual status	(3,163)	3,163	—
Paydowns	(591)	(39)	(630)
Charge-offs	—	(2,476)	(2,476)
Ending balance at March 31, 2012	$27,184	$6,750	$33,934

(1)          In accordance with ASC 310-40-50-2, these loans are no longer subject to disclosure requirements as these loans are in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2012:

(in thousands)	Number of contracts	Pre- modification outstanding	Post-modification outstanding recorded investment
Commercial	16	$9,417	$8,457
Real estate - mortgage	2	679	677
Land acquisition & development	2	1,126	1,098
Real estate - construction	1	1,078	1,070
Consumer	2	161	160
	23	$12,461	$11,462

Current period troubled debt restructurings resulted primarily from the extension of repayment terms.  The Company did not recognize any charge-offs or losses in conjunction with current period troubled debt restructurings.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the three months ended March 31, 2012 are included below:

Troubled debt restructurings that subsequently defaulted (in thousands)	Number of contracts	Recorded investment
Real estate - mortgage
Residential & commercial owner-occupied	2	$3,163

At March 31, 2012 and December 31, 2011 there were $0.8 million and $0.3 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at March 31, 2012 and December 31, 2011 are reported in the following table:

(in thousands)	March 31, 2012	December 31, 2011
Commercial
Manufacturing	$169	$179
Finance and insurance	90	93
Real estate services	59	566
Construction	874	701
Retail trade	478	555
Wholesale trade	448	144
Other	1,247	867
Total commercial	3,365	3,105
Real estate - mortgage
Residential & commercial owner-occupied	9,671	5,357
Residential & commercial investor	3,212	3,938
Total real estate - mortgage	12,883	9,295
Land acquisition & development
Commercial	3,033	3,077
Residential	1,508	2,035
Total land acquisition & development	4,541	5,112
Real estate - construction
Residential & commercial investor	6,377	6,985
Consumer	775	2,527
Total nonaccrual loans	$27,941	$27,024

The following table summarizes the aging of the Company’s loan portfolio at March 31, 2012.  At March 31, 2012, there were no loans that were 90 days or more past due and still accruing.

	At March 31, 2012
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$3,112	$1,550	$—	$4,662	$75,808	$80,470
Finance and insurance	762	—	—	762	81,648	82,410
Health care	—	16	—	16	59,234	59,250
Real estate services	—	—	36	36	80,193	80,229
Construction	469	—	740	1,209	55,595	56,804
Retail trade	—	—	38	38	29,989	30,027
Wholesale trade	99	35	62	196	62,422	62,618
Other	100	—	564	664	142,417	143,081
	4,542	1,601	1,440	7,583	587,306	594,889
Real estate - mortgage
Residential & commercial owner-occupied	395	2,082	5,316	7,793	421,883	429,676
Residential & commercial investor	483	787	3,030	4,300	372,378	376,678
	878	2,869	8,346	12,093	794,261	806,354
Land acquisition & development
Commercial	—	—	2,038	2,038	21,604	23,642
Residential	—	—	804	804	26,802	27,606
Other	—	—	—	—	7,029	7,029
	—	—	2,842	2,842	55,435	58,277
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	15,607	15,607
Residential & commercial investor	—	—	2,739	2,739	39,380	42,119
	—	—	2,739	2,739	54,987	57,726

Consumer	621	12	10	643	116,278	116,921
Other	—	—	—	—	44,660	44,660
Total loans held for investment	$6,041	$4,482	$15,377	$25,900	$1,652,927	$1,678,827
Unearned net loan fees						(380)
Net loans held for investment						$1,678,447

7.                                      Derivatives

ASC 815 contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate borrowings.

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s interest expense. To accomplish this objective, the Company uses interest-rate swaps as part of its cash flow hedging strategy. The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the condensed consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2012	2011	classification	2012	2011

Derivatives designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$—	$—	Accrued interest and other liabilities	$7,300	$8,508

Derivatives not designated as hedging :
Instruments under ASC 815 Interest rate swap	Other assets	$7,127	$7,943	Accrued interest and other liabilities	$7,644	$8,720

Cash Flow Hedges of Interest Rate Risk —For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments starting in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have contractual lives ranging between five and 14 years.  Select critical terms of the cash flow hedges are as follows:

Hedged item
(in thousands)	Notional	Fixed rate	Termination date
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash inflows associated variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At March 31, 2012, the Company had 91 interest-rate swaps with an aggregate notional amount of $179.7 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations and were immaterial for the periods ending March 31, 2012 and 2011.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three months ended March 31, 2012 and 2011.

	Gain recognized in OCI		Loss reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
	for the three months ended March 31,		for the three months ended March 31,
(in thousands)	2012	2011	2012	2011
Cash flow hedges:
Interest rate swap	$711	$795	$(497)	$(354)

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

At March 31, 2012, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $15.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $33.6 million against its obligations under these agreements.  At March 31, 2012, the Company was not in default with any of its debt covenants.

8.                                      Employee Benefit and Stock Compensation Plans

Stock Options and Awards — During the three months ended March 31, 2012, the Company recognized compensation expense (net of estimated forfeitures) of $0.5 million for share-based compensation awards for which the requisite service was rendered in the period compared to $0.4 million prior year period. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the three months ended March 31, 2012.

		Weighted average
		exercise
	Shares	price

Outstanding at December 31, 2011	2,421,886	$12.63
Granted	17,500	6.53
Exercised	(2,667)	4.94
Forfeited	(63,265)	9.78
Outstanding at March 31, 2012	2,373,454	$12.67
Exercisable at March 31, 2012	1,909,133	$14.13

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $3.05.

The following table summarizes changes in stock awards for the three months ended March 31, 2012.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2011	290,954	$6.59
Granted	490,407	5.61
Vested	(68,772)	5.82
Forfeited	(2,700)	6.52
Unvested at March 31, 2012	709,889	$5.92

At March 31, 2012, there was $4.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.3 years.

Supplemental Executive Retirement Plan — The Company has a Supplemental Executive Retirement Plan (SERP) for five active key executives. The SERP provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. At March 31, 2012, all participants were fully vested.  At March 31, 2012 and December 31, 2011, the Company had accrued $4.8 million and $4.6 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

In 2012, the Company’s Compensation Committee conducted a review of the SERP as part of its ongoing assessment of overall compensation and determined that the SERP was no longer aligned with the Company’s objectives.  On March 22, 2012, the Company terminated the SERP and no additional benefits will accrue to the participants.  With the termination of the SERP, the benefits previously accrued will be distributed to the participants in accordance with the plan provisions, IRS code section 409A and the Pension Benefit Guaranty Corporation requirements.

9.                                Segments

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

	Three months ended March 31, 2012
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$26,476	$3	$—	$—	$115	$26,594
Total interest expense	1,813	—	8	—	1,470	3,291
Provision for loan losses	637	—	—	—	(707)	(70)
Noninterest income	3,430	74	2,261	2,410	36	8,211
Noninterest expense	9,648	871	2,384	2,328	9,415	24,646
Management fees and allocations	4,718	40	165	103	(5,026)	—
Provision (benefit) for income taxes	6,523	(303)	(44)	36	(3,814)	2,398
Net income (loss)	$6,567	$(531)	$(252)	$(57)	$(1,187)	$4,540

	Three months ended March 31, 2011
					Corporate
	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$27,945	$3	$1	$—	$242	$28,191
Total interest expense	2,508	—	14	2	1,423	3,947
Provision for loan losses	1,327	—	—	—	313	1,640
Noninterest income	2,459	744	2,280	2,539	10	8,032
Noninterest expense	8,098	893	2,388	2,361	11,711	25,451
Management fees and allocations	6,145	35	151	86	(6,417)	—
Provision (benefit) for income taxes	6,952	(58)	(54)	71	(4,952)	1,959
Net income (loss)	$5,374	$(123)	$(218)	$19	$(1,826)	$3,226

10.                               Fair Value Measurements

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three months ended March 31, 2012 and the year ended December 31, 2011, there were no transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities — At March 31, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company.  To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source. The Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.

During the three months ended March 31, 2012 and 2011, the Company recognized credit related OTTI of $0.3 million and $0.2 million, respectively.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

Derivative financial instruments — The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques as further discussed below.  The fair values of interest-rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Pursuant to guidance in ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds.  The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  At March 31, 2012 and December 31, 2011, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

Loans held for sale — Loans held for sale are primarily nonperforming loans that management intends to sell within the next 12 months.  Fair value on these loans is estimated based on price quotes from potential buyers.  Since there is not an active market with observable prices for these loans and the Company considers the measurements to be Level 3 inputs.  The Company did not have any loans held for sale at March 31, 2012 or December 31, 2011.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$415,804	$—	$415,804	$—
U.S. government agencies	44,112	—	44,112	—
Trust preferred securities	101,641	93,186	8,455	—
Corporate debt securities	67,824	—	67,824	—
Private-label MBS	2,070	—	—	2,070
Municipal securities	944	—	944	—
Total available for sale securities	$632,395	$93,186	$537,139	$2,070

Derivatives:
Reverse interest rate swap	$7,127	$—	$7,127	$—
Total derivative assets	$7,127	$—	$7,127	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$7,300	$—	$7,300	$—
Reverse interest rate swap	7,644	—	7,644	—
Total derivative liabilities	$14,944	$—	$14,944	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$420,552	$—	$420,552	$—
U.S. government agencies	44,205	—	44,205	—
Trust preferred securities	99,018	90,904	8,114	—
Corporate debt securities	56,817	—	56,817	—
Private-label MBS	1,990	—	—	1,990
Municipal securities	940	—	940	—
Total available for sale securities	$623,522	$90,904	$530,628	$1,990

Derivatives:
Reverse interest rate swap	$7,943	$—	$7,943	$—
Total derivative assets	$7,943	$—	$7,943	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,508	$—	$8,508	$—
Reverse interest rate swap	8,720	—	8,720	—
Total derivative liabilities	$17,228	$—	$17,228	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the year
	months ended	ended
(in thousands)	March 31, 2012	December 31, 2011
Beginning balance	$1,990	$2,432
Realized loss on OTTI	(255)	(771)
Paydowns	(76)	(545)
Net accretion	—	165
Unrealized gain included in comprehensive income	411	709
Ending balance	$2,070	$1,990

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At March 31, 2012	$58,854	$—	$—	$58,854
At December 31, 2011	$50,883	$—	$—	$50,883

During the three months ended March 31, 2012, the Company recorded a provision for loan losses of $2.2 million on impaired loans and net charge-offs of $2.8 million.

Fair value is also used on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities such as foreclosed assets, other real estate owned, intangible assets and other nonfinancial assets measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for nonfinancial assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Other real estate owned (OREO) — OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan.  These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

Intangible assets — Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	loss
OREO and repossessed assets:
At March 31, 2012	$18,131	$—	$—	$18,131	$(419)
At December 31, 2011	$19,476	$—	$—	$19,476	$(2,885)

Intangible assets:
At December 31, 2011	$—	$—	$—	$—	$(57)

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

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At	At
(in thousands)	March 31, 2012	December 31, 2011
OREO recorded at fair value	$18,131	$19,476
Estimated selling costs	(907)	(974)
OREO	$17,224	$18,502

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the three months ended March 31, 2012:

(in thousands)	OREO
At December 31, 2011	$18,502
OREO sales	(859)
Net loss on sale and valuation adjustments	(419)
At March 31, 2012	17,224
Estimated selling costs	907
OREO recorded at fair value	$18,131

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Private-label MBS	$2,070	Consensus pricing	Broker quotes	16% - 71% of face value

Impaired loans	$58,854	Property appraisals	1) Management discount for property type and recent market volatility	10% - 30% discount

		Discounted cash flow	1) historical loss probability	2% - 20% discount
			2) Other factors (economic conditions, geographical considerations, prepayments, industry, etc.)	3% - 5% discount

OREO	$18,131	Property appraisals	Management discount for property type and recent market volatility	10% - 30% discount

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$51,794	$51,794	$59,210	$59,210
Restricted cash	4,537	4,537	4,535	4,535
Investment securities available for sale	632,395	632,395	623,522	623,522
Investment securities held to maturity	225	232	232	238
Other investments	9,571	9,571	9,554	9,554
Loans — net	1,625,669	1,634,889	1,581,795	1,587,352
Accrued interest receivable	8,196	8,196	8,273	8,273
Interest rate swaps	7,127	7,127	7,943	7,943
Bank-owned life insurance	40,087	40,087	39,767	39,767

Financial liabilities:
Deposits	$1,903,964	$1,905,004	$1,918,406	$1,919,284
Other short-term borrowings	67,671	67,671	20,000	20,000
Securities sold under agreements to repurchase	118,499	121,343	127,948	130,990
Accrued interest payable	471	471	529	529
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	22,310	20,984	22,380
Interest rate swaps	14,944	14,944	17,228	17,228

The fair value estimation methodologies utilized by the Company for financial instruments and the classification level within the fair value hierarchy that those instruments fall are summarized as follows:

Cash and cash equivalents — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value which is classified as Level 2.

Restricted cash — The carrying amount of restricted cash is a reasonable estimate of fair value which is classified as Level 2.

Other investments — The estimated fair value of other investments approximates the carrying value and is classified as Level 2.

Loans — The fair value of loans is estimated by discounting future contractual cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses. The fair value of loans is classified as Level 3 within the fair value hierarchy.

Accrued interest receivable/payable — The fair value of accrued interest receivable/payable approximates the carrying amount due to the short-term nature of these amounts and is classified as Level 2.

Bank-owned life insurance — The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies and is a reasonable estimate of fair value, classified as Level 3.

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value. The fair value of time deposits is classified as Level 2.

Short-term borrowings — The estimated fair value of short-term borrowings approximates their carrying value, due to their short-term nature and is classified as Level 2.

Securities sold under agreements to repurchase — Estimated fair value is based on discounting cash flows for comparable instruments and is classified as Level 2.

Junior subordinated debentures — The estimated fair value of junior subordinated debentures approximates their carrying value, due to the variable interest rate paid on the debentures and is classified as Level 2.

Subordinated notes payable — The estimated fair value of subordinated notes payable is based on discounting cash flows for comparable instruments and is classified as Level 3.

Commitments to extend credit and standby letters of credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon, and are classified as Level 3.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.                               Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2012:

At March 31, 2012
(in thousands)	Company	Bank
Shareholders’ equity	$239,629	$246,992
Disallowed intangible assets	(3,108)	—
Unrealized gain on available for sale securities	(9,299)	(9,299)
Unrealized loss on cash flow hedges	4,526	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(11,142)	—
Other deductions	(129)	—
Tier I regulatory capital	$290,477	$237,693

Subordinated notes payable	$20,984	$—
Allowance for loan losses	24,671	24,354
Total risk-based regulatory capital	$336,132	$262,047

	Company			Bank
At March 31, 2012	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$290,477	$336,132	$290,477	$237,693	$262,047	$237,693
Well-capitalized requirement	116,735	194,558	120,523	115,245	192,076	119,000
Regulatory capital - excess	$173,742	$141,574	$169,954	$122,448	$69,971	$118,693
Capital ratios	14.9%	17.3%	12.1%	12.4%	13.6%	10.0%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2011. For a discussion of the segments included in our principal activities, see Note 9 to the notes to condensed consolidated financial statements.

Executive Summary

CoBiz Financial Inc. is a $2.5 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: commercial banking, investment banking, wealth management and insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on the net interest margin by increasing our noninterest income from complementary financial service firms that include investment banking, wealth management and insurance brokerage.

Industry Overview

At the March 2012 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points and anticipates that economic conditions will continue to warrant exceptionally low rates at least through late 2014. The FOMC expects to maintain a highly accommodative stance for monetary policy with moderate growth over coming quarters and a stable longer-term inflation outlook even though near-term inflation may temporarily rise on energy price inceases.The Board of Governors of the Federal Reserve System recent Monetary Policy Report to Congress notes that growth remains quite modest compared with previous economic expansions and a number of economic factors appear likely to continue to restrain the pace of activity into 2012.  Borrowing conditions for smaller businesses continues to be tighter than those for larger firms and demand for credit remained relatively weak. The consensus outlook for economic activity in terms of real GDP change ranges from +2.2% to +2.7% for 2012 and although the pace of expansion is expected to be gradual and restrained, consumers and businesses appear to be somewhat more optimistic in their outlook.

Labor markets have improved in 2012 with the national unemployment rate at 8.2% in March, the lowest level in almost three years, down from respective averages of 9.0% and 9.6% in 2011 and 2010.  The private sector is projected to add an average of 211,000 jobs per month through March 2012, building on employment gains from 2011 that averaged over 150,000 jobs per month.  Recent job gains leave employment levels roughly 5.0 million private-sector jobs short of pre-recession peak levels.

There have been 16 bank failures during 2012 through April 13, below the 26 and 41 failures through this time in 2011 and 2010, respectively.  The FDIC entered into loss-share agreements with seven of the 16 buyers of the closed banks estimating the cost to the deposit insurance fund at 24% of the failed banks’ assets.  There were 140, 157 and 92 bank failures during the years 2009, 2010 and 2011, respectively.  The FDIC’s “problem list” fell for the third consecutive quarter to 813 institutions, remaining well above the 252 problem institutions reported at the end of 2008.

In the fourth quarter of 2011, FDIC insured commercial banks and savings institutions reported a combined net income of over $26 billion, marking the tenth consecutive quarter that industry earnings have improved year over year.  Two-thirds of banks reported higher quarterly net income than a year earlier with earnings driven primarily by falling loss provisions which have now decreased nine consecutive quarters at December 2011 and were at the lowest level in 15 quarters.  Average return on assets (ROA) rose to 0.76% from 0.64% a year earlier for all insured institutions.  Average net interest margin was down from 3.76% to 3.60% despite increases in interest-bearing assets as more than a third of asset growth consisted of low-yielding balances with the Federal Reserve. Loan loss trends continue to improve as noncurrent loan balances declined for the seventh consecutive quarter, led by decreases in real estate construction and land development loan classes.  Total loans and leases at insured institutions rose by 1.8% during the fourth quarter of 2011 with Commercial and Industrial (C&I) loans posting gains for a sixth consecutive quarter.  Unlimited deposit insurance coverage, available until the end of 2012 under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), continues to attract new depositors and the FDIC reports that over the last six quarters insured institutions deposits have risen by over $1 trillion.  Significant uncertainty exists in the industry about the outcome and impact to banks upon expiration of the unlimited insurance law at the end of 2012.

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

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first quarter of 2012:

•                  Net income and earnings per share improved for the three months ended March 31, 2012 over the prior year.

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Net interest income before provision	$23,303	$24,244
Provision for loan losses	(70)	1,640
Noninterest income	8,211	8,032
Net income	4,540	3,226

Diluted earnings per common share	$0.10	$0.06
Net interest margin	4.23%	4.41%
Return on average assets	0.75%	0.54%
Return on average shareholders’ equity	8.12%	6.38%

•                  Credit quality improvements resulted in a net reversal of provision for loan and credit losses for the three months ended March 31, 2012.

•                  Net interest margin decreased 18 basis points (0.18%) to 4.23% since the prior year quarter primarily due to the low interest rate environment.

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2012	2011
Total assets	$2,458,289	$2,423,504
Total loans	1,678,447	1,637,424
Total deposits	1,903,964	1,918,406
Total shareholders’ equity	239,629	220,082

Allowance for loan losses	$52,778	$55,629
Nonperforming assets	45,165	45,738
Allowance for loan and credit losses to total loans	3.15%	3.40%
Nonperforming assets to total assets	1.84%	1.89%

•                  The Company completed a common stock offering of 2,100,000 shares at a $6.00 per share price that generated net proceeds of $11.8 million.

•                  Gross loans increased $41.0 million at March 31, 2012 from December 31, 2011, the strongest loan growth in last twelve quarters.

•                  The Bank formed a structured finance group to market asset-based lending under the direction of a senior banker with extensive experience.

•                  Noninterest-bearing demand deposits increased slightly to $723.0 million at March 31, 2012 and comprise 38.0% of total deposits.

•                  Other real estate owned (OREO) and repossessed assets decreased 6.9% to $17.2 million during the quarter ended March 31, 2012, with $10.8 million located in Colorado and $6.4 million in Arizona.  Excluding the largest OREO of $6.3 million in Colorado, OREO carrying values average  $0.6 million in Colorado and $0.04 million in Arizona.

•                  The allowance for loan and credit losses decreased to 3.15% of total loans at March 31, 2012, compared to 3.40% at December 31, 2011.

•                  The Company’s total risk-based capital ratio was 17.3% at March 31, 2012 compared to 16.3% at the end of 2011 and 15.5% at the prior year quarter end.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. In addition to the discussion on fair value measurements and deferred taxes below, a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At March 31, 2012, 26.0% or $639.5 million of total assets represented assets recorded at fair value on a recurring basis.  At March 31, 2012, 0.7% or $14.9 million of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis at March 31, 2012 represented $77.0 million or 3.1% of total assets.

At March 31, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.1 million at March 31, 2012.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the current report date.  The Company recognized losses of $0.3 million on the private-label MBS for the three months ended March 31, 2012.  Unrealized losses on the private-label MBS of $0.7 million were recorded in accumulated other comprehensive income at March 31, 2012.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at March 31, 2012 and December 31, 2011, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals taking into consideration prices in observed transactions involving similar assets and similar locations, in accordance with GAAP.  The fair value of other impaired loans is measured using a discounted cash flow analysis and considered a Level 3 input.

OREO and repossessed assets represent real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower.  At the time of foreclosure, OREO is measured at fair value, less selling costs, which becomes its new cost basis.  Subsequent to acquisition, OREO is carried at the lower of cost or fair value, less selling costs.  Fair values are based on property appraisals, generally considered a Level 2 input by the Company.  However, where the Company has adjusted an appraisal valuation downward due to its expectation of market conditions, the adjusted value is considered a Level 3 input.

Deferred Tax Assets.  At March 31, 2012, the Company has recorded a deferred tax asset of $30.0 million which relates primarily to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.

Financial Condition

Total assets at March 31, 2012 were $2.46 billion, increasing $34.8 million or 1.4% from $2.42 billion at December 31, 2011.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 92% of total assets.  Total liabilities at March 31, 2012 were $2.22 billion, increasing $15.2 million or 0.7% from $2.20 billion at December 31, 2011.  Liabilities are comprised primarily of deposits and securities sold under agreements to repurchase, collectively making up over 91% of total liabilities.  Shareholders’ equity at March 31, 2012 was $239.6 million, increasing $19.5 million or 8.9% from $220.1 million at December 31, 2011. During the first quarter of 2012, the Company completed an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share.  The net proceeds to the Company, net of underwriting discounts, commissions and selling costs were $11.8 million.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, our customer repurchase program and wholesale borrowings. Investments remained relatively unchanged at 26.12% of total assets at March 31, 2012, from 26.13% at December 31, 2011.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over 65% of the corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

The net unrealized gain on available for sale securities increased $4.7 million to $15.0 million at March 31, 2012 from $10.3 million at December 31, 2011.  OTTI of $0.3 million on one private-label MBS was recognized during the three months ended March 31, 2012.  At March 31, 2012, an unrealized loss of $0.7 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

					% of
(in thousands)	March 31, 2012		% of	Unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Amortized cost	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$403,591	$415,804	65.8	$12,213	81.4
U.S. government agencies	43,916	44,112	7.0	196	1.3
Trust preferred securities	98,958	101,641	16.1	2,683	17.9
Corporate debt securities	67,193	67,824	10.7	631	4.2
Private-label MBS	2,806	2,070	0.3	(736)	(4.9)
Municipal securities	933	944	0.1	11	0.1
Total available for sale securities	$617,397	$632,395	100.0	$14,998	100.0

Loans.  Gross loans increased $41.0 million or approximately 2.51% to $1.68 billion at March 31, 2012 compared to December 31, 2011. During the three months ended March 31, 2012, the Company advanced $96.3 million in new credit relationships and an additional $72.5 million on existing lines.  Credit extensions during this period were offset by paydowns and maturities of $124.5 million and gross charge-offs of $3.3 million.

(in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
LOANS	Amount	%	Amount	%	Amount	%
Commercial	$594,812	36.6	$568,962	36.0	$562,220	35.7
Real estate - mortgage	805,694	49.6	784,491	49.5	776,801	49.4
Land acquisition & development	58,218	3.5	61,977	3.9	76,120	4.8
Real estate — construction	57,422	3.5	63,141	4.0	85,359	5.4
Consumer	116,833	7.2	116,676	7.4	99,457	6.3
Other	45,468	2.8	42,177	2.7	36,207	2.3
Total loans	$1,678,447	103.2	$1,637,424	103.5	$1,636,164	103.9
Less allowance for loan losses	(52,778)	(3.2)	(55,629)	(3.5)	(61,995)	(3.9)
Total net loans	$1,625,669	100.0	$1,581,795	100.0	$1,574,169	100.0

Growth in gross loans during the three months ended March 31, 2012 was primarily the result of growth of $25.8 million and $21.2 million in the commercial and real estate — mortgage segments, respectively.  Growth in commercial and real estate — mortgage loans was muted by declines in the Land A&D ($3.8 million) and real estate — construction ($5.7 million) loans.  The decrease in the Land A&D portfolio is the result of ongoing efforts to reduce high-risk loan concentration levels.

The allowance for loan losses decreased $2.9 million during the three months ended March 31, 2012 primarily as a result of net charge-offs of $2.8 million.  Reduction in the allowance for loan losses relates primarily to the commercial ($1.5 million) and consumer ($1.8 million) segments. See the Provision and Allowance for Loan and Credit Losses section and Note 6 to the condensed consolidated financial statements for additional discussion.

Deferred Income Taxes.  Deferred income taxes decreased $3.0 million to $30.0 million at March 31, 2012, from $33.0 million at December 31, 2011. The decrease was primarily related to the change in the fair value of our available for sale securities and interest rate swaps.

Other Real Estate Owned and Repossessed Assets.  OREO and repossessed assets decreased $1.3 million to $17.2 million at March 31, 2012 from $18.5 million at December 31, 2011.  During the three months ended March 31, 2012, the Company sold three properties generating proceeds of $0.9 million and a gain of $0.2 million.

Offsetting the gain recognized on OREO sales were valuation adjustments of $0.6 million on OREO held at March 31, 2012.  At March 31, 2012, $10.8 million OREO was in Colorado and $6.4 million was in Arizona.

Other Assets.  Other Assets decreased $6.0 million to $31.8 million at Mach 31, 2012 from $37.8 million at December 31, 2011.  The change is primarily due to the receipt of the 2010 federal tax refund of $5.1 million that reduced the tax receivable.

Deposits.  Total deposits decreased $14.4 million to $1.90 billion at March 31, 2012 from $1.92 billion at December 31, 2011. Certificates of deposits $100,000 and over are the primary contributor to the $14.4 million decline in total deposits.  The Company’s deposit portfolio composition changed during the first quarter of 2012 as the Company began offering interest-bearing demand deposits in 2011 and eliminated its Eurodollar account product in 2012 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. Interest-bearing demand deposits comprised 6.1% of total deposits at March 31, 2012 compared to only 0.5% at December 31, 2011.  The Company’s noninterest-bearing deposit levels remained stable at 38.0% at March 31, 2012 from 37.6% at December 31, 2011.

The Company views its reciprocal Certificate of Deposit Account Registry Service® (CDARS) accounts as customer-related accounts.  The CDARS program is provided through a third party and designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.

(in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
NOW and money market	$768,620	38.0	$773,826	37.8	$696,114	33.24
Savings	10,978	0.5	10,631	0.50	9,590	0.46
Eurodollar	—	—	97,748	4.80	91,042	4.35
Interest-bearing demand	115,377	5.7	10,385	0.50	—	—
Certificates of deposits under $100,000	32,231	1.6	34,575	1.70	39,860	1.91
Certificates of deposits $100,000 and over	165,798	8.2	180,790	8.80	234,830	11.23
Reciprocal CDARS	87,978	4.4	89,638	4.40	103,568	4.95
Total interest-bearing deposits	1,180,982	58.4	1,197,593	58.50	1,175,004	56.19
Noninterest-bearing demand deposits	722,982	35.7	720,813	35.20	758,280	36.26
Customer repurchase agreements	118,499	5.9	127,948	6.30	157,674	7.54
Total deposits and customer repurchase agreements	$2,022,463	100.0	$2,046,354	100.00	$2,090,958	100.00

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase decreased $9.4 million or 7.4% to $118.5 million at March 31, 2012, from $127.9 million at December 31, 2011.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Other short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At March 31, 2012, short-term borrowings were $67.7 million compared to $20.0 million at December 31, 2011.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $8.5 million, or 19.4%, to $35.4 million at March 31, 2012, compared to $43.9 million at December 31, 2011.  The decrease is primarily due to a $5.3 million decline in accrued bonuses paid during the first quarter of 2012; a $2.3 million decrease in the fair value of derivatives in a liability position; and a $0.7 million decline in liabilities accrued for investment purchases in 2011 that settled in 2012.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Interest income	$26,594	$28,191	$(1,597)	(5.7)
Interest expense	3,291	3,947	(656)	(16.6)
NET INTEREST INCOME BEFORE PROVISION	23,303	24,244	(941)	(3.9)
Provision for loan losses	(70)	1,640	(1,710)	(104.3)
NET INTEREST INCOME AFTER PROVISION	23,373	22,604	769	3.4
Noninterest income	8,211	8,032	179	2.2
Noninterest expense	24,646	25,451	(805)	(3.2)
INCOME BEFORE INCOME TAXES	6,938	5,185	1,753	33.8
Provision for income taxes	2,398	1,959	439	22.4
NET INCOME	$4,540	$3,226	$1,314	40.7

Annualized return on average assets for the three months ended March 31, 2012 and 2011 was 0.75% and 0.54%, respectively.  The annualized return on average shareholders’ equity for the three months ended March 31, 2012 and 2011 was 8.12% and 6.38%, respectively.  Improvement in both earnings metrics during the comparative periods is attributable to reduced provision for loan losses and noninterest expense. The Company’s efficiency ratio was 76.8% and 74.6% for the three months ended March 31, 2012 and 2011, respectively.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2012 and 2011.

	Three months ended,
	March 31, 2012			March 31, 2011
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$21,276	$26	0.48%	$39,250	$37	0.38%
Investment securities (2)	634,960	5,399	3.40%	629,085	5,991	3.81%
Loans (2)(3)	1,647,846	21,536	5.17%	1,645,283	22,369	5.44%
Allowance for loan losses	(55,454)			(65,855)
Total interest-earning assets	$2,248,628	$26,961	4.63%	$2,247,763	$28,397	4.89%

Noninterest-earning assets	176,081			163,767
Total assets	$2,424,709			$2,411,530

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$766,870	$988	0.52%	$676,374	$1,106	0.66%
Interest-bearing demand	102,894	156	0.61%	—	—	0.00%
Savings	10,882	3	0.11%	9,363	5	0.22%
Eurodollar	—	—	0.00%	97,667	182	0.75%
Certificates of deposit
Brokered	—	—	0.00%	21	—	1.37%
Reciprocal	89,480	113	0.51%	149,592	263	0.71%
Under $100,000	33,360	59	0.71%	41,291	107	1.05%
$100,000 and over	167,463	327	0.79%	229,409	589	1.04%
Total interest-bearing deposits	$1,170,949	$1,646	0.57%	$1,203,717	$2,252	0.76%
Other borrowings
Securities sold under agreements to repurchase	131,072	107	0.32%	156,799	207	0.53%
Other short-term borrowings	49,478	36	0.29%	6,261	5	0.32%
Long term-debt	93,150	1,502	6.38%	93,150	1,483	6.37%
Total interest-bearing liabilities	$1,444,649	$3,291	0.91%	$1,459,927	$3,947	1.09%
Noninterest-bearing demand accounts	715,758			721,311
Total deposits and interest-bearing liabilities	2,160,407			2,181,238
Other noninterest-bearing liabilities	39,403			24,917
Total liabilities	2,199,810			2,206,155
Total equity	224,899			205,375
Total liabilities and equity	$2,424,709			$2,411,530
Net interest income - taxable equivalent		$23,670			$24,450
Net interest spread			3.72%			3.80%
Net interest margin			4.23%			4.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	155.65%			153.96%

(1)          Average yield or cost for the three months ended March 31, 2012 and 2011 has been annualized, and is not necessarily indicative of results for the entire year.

(2)          Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)          Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2012 decreased to $23.7 million from $24.5 million in the year-earlier period.  Average interest-earning assets of $2.25 billion were relatively unchanged from March 31, 2011, with lower yields on the investment securities and loan portfolios putting downward pressure on the net interest margin.  The average net loan portfolio for the three months ended March 31, 2012 and 2011, comprised 71% and 70% of average interest-bearing assets, respectively.  The investment portfolio for the same periods was stable, accounting for 28% of average interest-earning assets.  Including noninterest bearing deposits, the Company’s overall deposit interest cost was 35 basis points (0.35%) and 47 basis points for the three months ended March 31, 2012 and 2011, respectively.  Rates on average interest-bearing liabilities for the three months ended March 31, 2012 decreased 18 basis points to 0.91% from the comparable prior year period, driven by lower CD rates.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
NONINTEREST INCOME
Service charges	$1,245	$1,239	$6	0.5
Investment advisory and trust income	1,231	1,426	(195)	(13.7)
Insurance income	3,439	3,393	46	1.4
Investment banking income	74	744	(670)	(90.1)
Other income	2,222	1,230	992	80.7
Total noninterest income	$8,211	$8,032	$179	2.2

Noninterest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts; letters of credit and ancillary loan fees; income from investment advisory and trust services; income from life insurance and wealth transfer products; benefits brokerage; property and casualty insurance (P&C); retainer and success fees from investment banking engagements; and increases in the cash surrender value of bank-owned life insurance.

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges were stable during all periods shown in the above table.

Investment Advisory and Trust Income.  Investment advisory and trust income decreased in the current quarter compared to the prior year.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  At March 31, 2012, discretionary AUM, comprised primarily of equity securities, decreased $57.7 million to $761.5 million from $819.2 million one year earlier.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and P&C. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the volume and size of transactions that have been closed.  Revenue from benefits consulting and P&C is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income was stable for the three months ended March 31, 2012 compared to the prior year with a revenue increase in the wealth transfer division offsetting a revenue decline in the P&C division.

For the three months ended on March 31, 2012 and 2011, insurance revenues were earned from the following product lines:

	Three months ended March 31,
	2012	2011
Wealth transfer and executive compensation	29.1%	23.0%
Benefits consulting	31.6%	27.6%
Property and casualty	38.5%	47.2%
Fee income	0.8%	2.2%
	100.0%	100.0%

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three months ended March 31, 2012, decreased from the prior year period as a significant number of active deals closed in the fourth quarter of 2011.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $1.0 million for the three months ended March 31, 2012 compared to the same period in 2011, due to revenue gains from equity method investments offset by lower revenue earned on the sale of interest-rate swaps to commercial banking clients.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
NONINTEREST EXPENSE
Salaries and employee benefits	$15,573	$14,723	$850	5.8
Stock-based compensation expense	489	424	65	15.3
Occupancy expenses, premises and equipment	3,533	3,354	179	5.3
Amortization of intangibles	160	160	—	—
FDIC and other assessments	491	1,340	(849)	(63.4)
OREO and loan workout costs	576	1,193	(617)	(51.7)
Net OTTI on securities recognized in earnings	255	234	21	9.0
Loss on securities, other assets and OREO	198	1,128	(930)	(82.4)
Other operating expenses	3,371	2,895	476	16.4
Total noninterest expense	$24,646	$25,451	$(805)	(3.2)

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.9 million for the three months ended March 31, 2012 compared to the same period in 2011.  The quarterly increase is primarily due to higher 2012 bonus accruals and vacation expense offset in part by lower claims on the Company’s self-insured plan.  Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year. The Company’s full-time equivalent employees decreased to 534 at March 31, 2012 from 543 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three months ended March 31, 2012 compared to the prior year period due to additional restricted stock issued during the first quarter of 2012.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.2 million during the three months ended March 31, 2012 compared to the same period in 2011 largely due to depreciation on new software and hardware and system maintenance contract expenses.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC assessment calculations and base rates changed in the second quarter of 2011, resulting in reduced deposit insurance costs.  FDIC and other assessments decreased $0.8 million for the three months ended March 31, 2012 compared to the prior year period.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.6 million compared to the same period in 2011. These costs are directly correlated to levels of nonperforming assets during these periods and consistent with the decrease of $18.9 million or 29% in nonperforming assets to $45.2 million at March 31, 2012 from $64.1 million one year earlier.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities include credit losses recognized on available for sale securities.  OTTI of $0.3 million and $0.2 million recognized during the respective three months ended March 31, 2012 and 2011, relate to private-label MBS that are credit impaired.

Loss on Securities, Other Assets, and OREO. Loss on securities, other assets and OREO recognized for the periods presented were comprised of the following:

	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	$	%

OREO and repossessed assets	$419	$1,101	$(682)	(61.9)
Investment securities	(221)	—	(221)	(100.0)
Other	—	27	(27)	(100.0)
	$198	$1,128	$(930)	(82.4)

During the current period the Company recorded charges of $0.6 million as a valuation allowance against its OREO portfolio.  Charges were offset by $0.2 million of gains realized on the sale of OREO.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three months ended March 31, 2012 increased $0.5 million compared to the prior year period.  The increase is attributed to higher marketing expense and certain banking product service contracts.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Increase /
(in thousands)	2012	2011	(decrease)

Provision for loan losses	$(70)	$1,640	$(1,710)
Provision for credit losses (included in other expenses)	—	—	—
Total provision for loan and credit losses	$(70)	$1,640	$(1,710)

The provision for loan and credit losses decreased $1.7 million during the three months ended March 31, 2012 over the comparable prior year period.  This is primarily attributable to an overall improvement in asset quality.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At March 31, 2012, the allowance for loan and credit losses was 3.15% of total loans, compared to 3.40% at December 31, 2011, and 3.79% at March 31, 2011.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, continued negative economic trends could adversely affect future earnings and asset quality.

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

During the three months ended March 31, 2012, the Company had net charge-offs of $2.8 million compared to $5.5 million for the same period a year earlier.  The declining trend in net charge-offs is consistent with the decrease in quarterly loan loss provision and the continued improvement in asset quality during the same period.

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

(in thousands)	Three months ended March 31, 2012	Year ended December 31, 2011	Three months ended March 31, 2011
Balance of allowance for loan losses at beginning of period	$55,629	$65,892	$65,892
Charge-offs:
Commercial	(507)	(4,559)	(447)
Real estate — mortgage	(15)	(7,064)	(1,207)
Land acquisition & development	(2,159)	(1,635)	(1,173)
Real estate — construction	—	(5,118)	(3,285)
Consumer	(621)	(309)	(182)
Other	(10)	(61)	—
Total charge-offs	(3,312)	(18,746)	(6,294)
Recoveries:
Commercial	66	1,377	137
Real estate — mortgage	108	1,472	248
Land acquisition & development	344	1,216	309
Real estate — construction	—	132	—
Consumer	13	281	63
Other	—	3	—
Total recoveries	531	4,481	757
Net charge-offs	(2,781)	(14,265)	(5,537)
Provision for loan losses charged to operations	(70)	4,002	1,640
Balance of allowance for loan losses at end of period	$52,778	$55,629	$61,995

Balance of allowance for credit losses at beginning of period	$35	$61	$61
Provision for credit losses charged to operations	—	(26)	—
Balance of allowance for credit losses at end of period	$35	$35	$61

Total provision for loan and credit losses charged to operations	$(70)	$3,976	$1,640

Ratio of net charge-offs to average loans	0.17%	0.86%	0.34%

Average loans outstanding during the period	$1,647,846	$1,651,247	$1,645,283

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

(in thousands)	At March 31, 2012	At December 31, 2011	At March 31, 2011
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$—	$212	$1,238
Nonaccrual loans:
Commercial	3,365	3,105	7,990
Real estate - mortgage	12,883	9,295	12,054
Land acquisition & development	4,541	5,112	7,819
Real estate - construction	6,377	6,985	8,829
Consumer and other	775	2,527	2,539
Total nonaccrual loans	27,941	27,024	39,231
Total nonperforming loans	27,941	27,236	40,469
OREO and repossessed assets	17,224	18,502	23,581
Total nonperforming assets	$45,165	$45,738	$64,050

Allowance for loan losses	$52,778	$55,629	$61,995
Allowance for credit losses	35	35	61
Allowance for loan and credit losses	$52,813	$55,664	$62,056
Nonperforming assets to total assets	1.84%	1.89%	2.65%
Nonperforming loans to total loans	1.66%	1.66%	2.47%
Nonperforming loans and OREO to total loans and OREO	2.66%	2.76%	3.86%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	3.15%	3.40%	3.79%
Allowance for loan and credit losses to nonperforming loans	189.02%	204.38%	153.34%

Nonperforming assets of $45.2 million at March 31, 2012 were equally distributed between the Company’s two markets, Colorado and Arizona.  Nonperforming loans of $27.9 million are primarily comprised of real estate — mortgage loans (46%), real estate - construction (23%), and land A&D (16%).  Nonperforming assets have decreased steadily since its peak in the fourth quarter of 2009.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Certain financial metrics and discussion of the results for the three months ended March 31, 2012 and 2011, of each operating segment, are presented below.

	Commercial Banking
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Income Statement
Net interest income	$24,663	$25,437	$(774)	(3.0)
Provision for loan losses	637	1,327	(690)	(52.0)
Noninterest income	3,430	2,459	971	39.5
Noninterest expense	9,648	8,098	1,550	19.1
Provision for income taxes	6,523	6,952	(429)	(6.2)
Net income before management fees and overhead	11,285	11,519	(234)	(2.0)
Management fees and overhead allocations, net of tax	4,718	6,145	(1,427)	(23.2)
Net income	$6,567	$5,374	$1,193	22.2

Other information
Full-time equivalent employees	205.3	206.9

Earnings for the Commercial Banking segment during the three months ended March 31, 2012, grew to $6.6 million, an improvement of over 22% compared to the prior year period.  Net interest income fell as a result of lower yields on the loan and investment portfolios.  Lower provision for loan loss in the current period is directly related to improved asset quality and offset in part lower net interest income.  Noninterest expense increases during the quarter were due to higher salary, bonus and employee benefits and occupancy costs offset by year over year expense reductions in FDIC assessments and OREO and loan workout expenses.

	Investment Banking Services
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Income Statement
Net interest income	$3	$3	$—	—
Noninterest income	74	744	(670)	(90.1)
Noninterest expense	871	893	(22)	(2.5)
Benefit for income taxes	(303)	(58)	(245)	(422.4)
Net loss before management fees and overhead	(491)	(88)	(403)	(458.0)
Management fees and overhead allocations, net of tax	40	35	5	14.3
Net loss	$(531)	$(123)	$(408)	(331.7)

Other information
Full-time equivalent employees	18.6	16.6

Earnings for the Investment Banking segment decreased $0.4 million during the three month period ended March 31, 2012, compared to the year earlier period.  The segment did not close any deals in the current period as a significant portion of active engagements closed in the fourth quarter of 2011.

	Wealth Management
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Income Statement
Net interest income	$(8)	$(13)	$5	38.5
Noninterest income	2,261	2,280	(19)	(0.8)
Noninterest expense	2,384	2,388	(4)	(0.2)
Benefit for income taxes	(44)	(54)	10	18.5
Net loss before management fees and overhead	(87)	(67)	(20)	(29.9)
Management fees and overhead allocations, net of tax	165	151	14	9.3
Net loss	$(252)	$(218)	$(34)	(15.6)

Other information
Full-time equivalent employees	52.9	55.9

Net loss for the Wealth Management segment was relatively unchanged for the first quarter of 2012 compared to 2011.

Revenue generated from wealth transfer transactions (typically facilitated through the use of whole life insurance products) increased 20% during the three months ended March 31, 2012, compared to the prior year periods. Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale. Whole life products generally require large, up-front cash premiums and over the recent past these revenues have been lower than historical standards due to broader economic uncertainties.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the equity markets.  Discretionary AUM at March 31, 2012 decreased $57.7 million or 7.0% to $761.5 million compared to $819.2 million a year earlier.  Declines in AUM had an adverse impact on noninterest income, offset in part by the wealth transfer revenue increase.

	Insurance
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Income Statement
Net interest income	$—	$(2)	$2	100.0
Noninterest income	2,410	2,539	(129)	(5.1)
Noninterest expense	2,328	2,361	(33)	(1.4)
Provision for income taxes	36	71	(35)	(49.3)
Net income before management fees and overhead	46	105	(59)	(56.2)
Management fees and overhead allocations, net of tax	103	86	17	19.8
Net income (loss)	$(57)	$19	$(76)	(400.0)

Other information
Full-time equivalent employees	53.6	53.1

Earnings for the three months March 31, 2012 declined year over year due primarily to attrition in the P&C business.  Revenue losses were offset in part by modest increases from the employee benefits brokerage business line.

Employee benefits sales commissions have faced pressure in recent quarters as clients have responded to the economy by reducing headcount and reducing coverage.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists, and clients have changed limits and their revenues, payrolls and property valuations have declined.

The P&C industry continues to experience a soft premium market and revenue gains are largely dependent on volume growth.

	Corporate Support
	Three months ended March 31,		Increase/(decrease)
(in thousands)	2012	2011	Amount	%
Income Statement
Net interest income	$(1,355)	$(1,181)	$(174)	(14.7)
Provision for loan losses	(707)	313	(1,020)	(325.9)
Noninterest income	36	10	26	260.0
Noninterest expense	9,415	11,711	(2,296)	(19.6)
Benefit for income taxes	(3,814)	(4,952)	1,138	23.0
Net loss before management fees and overhead	(6,213)	(8,243)	2,030	24.6
Management fees and overhead allocations, net of tax	(5,026)	(6,417)	1,391	21.7
Net loss	$(1,187)	$(1,826)	$639	35.0

Other information
Full-time equivalent employees	202.5	210.8

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

Net loss for the Corporate Support and Other segment decreased $0.6 million for the three months ended March 31, 2012, compared to the year earlier periods.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt. The decrease in net interest income is attributable to a decrease in interest income on loans the Parent purchased from the Bank in 2009.

The provision for loan losses relates to the non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as overhead not directly associated with another segment.  Noninterest expense decreased $2.3 million during the three months ended March 31, 2012, primarily as a result of a decrease in loan workout expenses and other legal and professional expenses incurred in conjunction with the loan portfolio owned by the Parent.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2012:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$2,671	$—	$—	$—	$2,671
FHLB overnight funds purchased (1)	65,000	—	—	—	65,000
Repurchase agreements (1)	118,499	—	—	—	118,499
Operating lease obligations	5,704	10,268	8,050	6,293	30,315
Long-term debt obligations (2)	6,017	29,937	7,196	115,598	158,748
Preferred Stock, Series C dividend (3)	2,868	5,737	59,517	—	68,122
Supplemental executive retirement plan	—	4,798	—		4,798

Total contractual obligations	$200,759	$50,740	$74,763	$121,891	$448,153

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (See Note 8 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2011).  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note  7 to the condensed consolidated financial statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $6.0 million due “Within one year”, $9.0 million due “After one but within three years”, $7.2 million due “After three but within five years” and $43.4 million due “After five years.”  Variable interest rate payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)          Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 5% on $57.4 million.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $57.4 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2012, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$395,821	$138,586	$17,847	$2,504	$554,758
Standby letters of credit	43,373	2,368	3,223	—	48,964
Commercial letters of credit	420	—	—	—	420
Unfunded commitments for unconsolidated investments	6,721	—	—	—	6,721
Company guarantees	1,412	—	—	—	1,412

Total commitments	$447,747	$140,954	$21,070	$2,504	$612,275

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

Approximately $35.0 million of total loan commitments at March 31, 2012 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the condensed consolidated balance sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at March 31, 2012 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $51.8 million at March 31, 2012, compared to $59.2 million at December 31, 2011. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 88.2% at March 31, 2012, from 85.4% at December 31, 2011. This has allowed the Company to maintain low levels of wholesale borrowings which historically bear a higher cost than core deposits. At March 31, 2012, the Company had $67.7 million in outstanding wholesale borrowings, up from $20.0 million at December 31, 2011.  Average wholesale borrowings were $49.5 million during the three months ended March 31, 2012, an increase from the 2011 fiscal year average of $14.1 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2012, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2012, totaled $489.1 million.  Available funding is comprised of $162.3 million through the unsecured federal fund lines and $326.8 million in secured FHLB borrowing capacity. The Company had $115.2 million in securities available to be pledged as collateral for additional FHLB borrowings at March 31, 2012.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance

Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2012, the Bank was restricted in its ability to pay dividends to the holding company as its earnings in the prior two years, net of dividends paid during those years, were negative.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2012, the holding company had a liquidity position that exceeds the policy limit and we believe the Company has the ability to continue paying dividends.

At March 31, 2012, shareholders’ equity totaled $239.6 million, a $19.5 million increase from December 31, 2011.  The increase was primarily due to an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share completed during the first quarter of 2012.  The net proceeds to the Company, net of underwriting discounts, commissions and selling costs were $11.8 million.  Also contributing to the increase was a $0.6 million increase in common surplus relating to stock-based compensation, sales of stock under the ESPP plan and stock exercises; an increase of $3.7 million in accumulated other comprehensive income associated with changes in the fair value of derivatives and available for sale securities; and net income of $4.5 million for the three months ended March 31, 2012.  Offsetting these increases were common and preferred dividends of $1.1 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2012, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio of 13.6%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2012, was 14.9% and its Total Capital ratio 17.3%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

•      The risks identified under “Risk Factors” in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2011.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2012, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from CoBiz Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income and Comprehensive Income (Loss), (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	April 27, 2012	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 27, 2012	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer