Form 10-Q
period 2012-06-30
COBIZ FINANCIAL INC
filed 2012-07-27
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

There were 39,709,465 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 25, 2012.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At June 30, 2012 and December 31, 2011

(unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$42,228	$39,148
Interest-bearing deposits and federal funds sold	11,701	20,062
Total cash and cash equivalents	53,929	59,210

Investment securities available for sale (cost of $596,836 and $613,264, respectively)	611,963	623,522
Investment securities held to maturity (fair value of $225 and $238, respectively)	218	232
Other investments	11,698	9,554
Total investments	623,879	633,308

Loans - net of allowance for loan losses of $51,101 and $55,629, respectively	1,715,587	1,581,795
Intangible assets - net of amortization of $5,508 and $5,189, respectively	3,439	3,399
Bank-owned life insurance	40,377	39,767
Premises and equipment - net of depreciation of $33,880 and $32,320, respectively	7,597	8,388
Accrued interest receivable	8,618	8,273
Deferred income taxes, net	30,921	33,018
Other real estate owned - net of valuation allowance of $8,203 and $7,668, respectively	13,651	18,502
Other	32,135	37,844
TOTAL ASSETS	$2,530,133	$2,423,504

Liabilities
Deposits
Noninterest-bearing demand	$761,252	$720,813
Interest-bearing demand	115,684	10,385
NOW and money market	767,102	773,826
Savings	10,278	10,631
Eurodollar	—	97,748
Certificates of deposits	292,673	305,003
Total deposits	1,946,989	1,918,406
Securities sold under agreements to repurchase	127,144	127,948
Other short-term borrowings	74,225	20,000
Accrued interest and other liabilities	45,190	43,918
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,286,698	2,203,422

Commitments and contingencies

Shareholders’ Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; 39,707,965 and 37,089,753 issued and outstanding, respectively	390	368
Additional paid-in capital	235,040	222,200
Accumulated earnings (deficit)	4,523	(3,571)
Accumulated other comprehensive income, net of income tax of $2,134 and $666, respectively	3,481	1,084
TOTAL SHAREHOLDERS’ EQUITY	243,435	220,082
TOTAL LIABILITIES AND EQUITY	$2,530,133	$2,423,504

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Three and six months ended June 30, 2012 and 2011

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$21,496	$22,290	$42,676	$44,471
Interest and dividends on investment securities:
Taxable securities	5,231	5,789	10,544	11,698
Nontaxable securities	4	2	8	7
Dividends on securities	87	58	158	117
Interest on federal funds sold and other	24	38	50	75
Total interest income	26,842	28,177	53,436	56,368
INTEREST EXPENSE:
Interest on deposits	1,551	2,132	3,197	4,384
Interest on short-term borrowings and securities sold under agreements to repurchase	165	213	308	425
Interest on subordinated debentures	1,502	1,501	3,004	2,984
Total interest expense	3,218	3,846	6,509	7,793
NET INTEREST INCOME BEFORE PROVISION	23,624	24,331	46,927	48,575
Provision for loan losses	(1,820)	1,982	(1,890)	3,622
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,444	22,349	48,817	44,953
NONINTEREST INCOME:
Service charges	1,223	1,224	2,468	2,463
Investment advisory and trust income	1,253	1,543	2,484	2,969
Insurance income	3,400	3,288	6,839	6,681
Investment banking income	148	857	222	1,601
Other income	1,729	1,878	3,951	3,108
Total noninterest income	7,753	8,790	15,964	16,822
NONINTEREST EXPENSE:
Salaries and employee benefits	15,262	16,294	31,324	31,441
Occupancy expenses, premises and equipment	3,426	3,322	6,959	6,676
Amortization of intangibles	159	159	319	319
FDIC and other assessments	390	934	881	2,274
Other real estate owned and loan workout costs	761	640	1,337	1,833
Net other than temporary impairment losses on securities recognized in earnings	7	137	262	371
Loss on securities, other assets and other real estate owned	522	806	720	1,934
Other	3,323	2,961	6,694	5,856
Total noninterest expense	23,850	25,253	48,496	50,704
INCOME BEFORE INCOME TAXES	9,347	5,886	16,285	11,071
Provision for income taxes	3,197	2,047	5,595	4,006
NET INCOME	$6,150	$3,839	$10,690	$7,065

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on securities	79	1,591	3,019	2,469
Unrealized loss on derivatives	(1,371)	(1,221)	(622)	(728)
OTHER COMPREHENSIVE INCOME (LOSS)	(1,292)	370	2,397	1,741
COMPREHENSIVE INCOME	$4,858	$4,209	$13,087	$8,806

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,433	$2,890	$9,256	$5,170

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.08	$0.24	$0.14
Diluted	$0.14	$0.08	$0.24	$0.14

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(unaudited)

	For the six months ended June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,690	$7,065
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,509	1,135
Depreciation and amortization	1,991	1,864
Amortization of net loan fees	(490)	(179)
Provision for loan and credit losses	(1,890)	3,622
Stock-based compensation	1,005	765
Federal Home Loan Bank stock dividend	(46)	(5)
Deferred income taxes	838	(779)
Increase in cash surrender value of bank-owned life insurance	(610)	(575)
Supplemental executive retirement plan	181	66
Loss on securities, other assets and other real estate owned	982	2,305
Other operating activities, net	(1,896)	(754)
Changes in operating assets and liabilities:
Accrued interest and other liabilities	(1,841)	(370)
Accrued interest receivable	(345)	(76)
Other assets	7,941	3,094
Net cash provided by operating activities	18,019	17,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(2,698)	(1,221)
Proceeds from other investments	645	1,662
Purchases of investment securities available for sale	(103,207)	(107,443)
Proceeds from sale of investment securities available for sale	2,550	3,194
Maturities of investment securities available for sale	117,313	103,477
Maturities of investment securities held to maturity	14	15
Restricted cash	(5)	7,359
Net proceeds from sale of loans, OREO and repossessed assets	3,362	5,620
Loan originations and repayments, net	(131,479)	(27,452)
Purchase of premises and equipment	(877)	(917)
Other investing activities, net	(357)	10
Net cash used in investing activities	(114,739)	(15,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	40,913	94,618
Net decrease in certificates of deposits	(12,330)	(71,258)
Net increase in short-term borrowings	54,225	15,988
Net decrease in securities sold under agreements to repurchase	(804)	(12,847)
Proceeds from issuance of common stock, net	12,060	245
Dividends paid on common stock	(1,162)	(738)
Dividends paid on preferred stock	(1,434)	(1,612)
Other financing activities, net	(29)	(11)
Net cash provided by financing activities	91,439	24,385

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,281)	25,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,210	24,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,929	$50,033

See Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The Company has investments in three limited partnerships that are each considered a VIE.  The Company has determined that it is not the primary beneficiary of these partnerships.  Where the Company is not a primary beneficiary of a VIE, but can exert significant influence over the investee, the Company uses the equity method of accounting.  The Company considered all facts and circumstances in its assessment of the activities that most significantly impact the VIE’s economic performance, including its rights and responsibilities and related party interests.  In addition, the Company considered all economic interests in its assessment of the obligation to absorb losses or the right to receive benefits from the VIE. The maximum exposure to loss with these VIEs is the Company’s current investment in addition to its commitments to make future capital contributions. The primary source of loss exposure on these VIEs is credit risk on the underlying investments of the partnerships.

The following table summarizes the Company’s assets, commitments and loss exposure on VIEs at June 30, 2012:

	At June 30, 2012
(in thousands)	Balance	Balance Sheet Classification
Investments in limited partnerships:
Assets	$9,287	Other assets
Commitments	6,021	Commitments and contingencies
Maximum exposure to loss	15,308

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

	Six months ended
	June 30,
(in thousands)	2012	2011
Cash paid (received) during the period for:
Interest	$6,415	$8,176
Income taxes	(1,837)	3,483

Other noncash activities:
Trade date accounting for investment securities	1,969	—
Loans transferred to held for sale	—	3,000
Loans transferred to OREO and repossessed assets	—	3,761

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.

Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

Investment securities held to maturity consist of residential mortgage-backed securities, bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

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

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in the common shareholder basic earnings per share for the three and six months ended June 30, 2012 and 2011. The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share amounts)	2012	2011	2012	2011
Net income	$6,150	$3,839	$10,690	$7,065
Preferred stock dividends	(717)	(949)	(1,434)	(1,895)
Net income available to common shareholders	$5,433	$2,890	$9,256	$5,170

Distributed earnings	$787	$365	$1,155	$731
Undistributed earnings	4,560	2,494	7,979	4,391
Earnings allocated to common shareholders (1)	$5,347	$2,859	$9,134	$5,122

Weighted average common shares - issued	39,691,752	37,044,131	38,609,274	36,986,402
Average unvested restricted share awards	(696,067)	(403,963)	(548,902)	(356,947)
Weighted average common shares outstanding - basic	38,995,685	36,640,168	38,060,372	36,629,455
Effect of dilutive stock options and awards outstanding	33,747	189,211	31,224	176,622
Weighted average common shares outstanding - diluted	39,029,432	36,829,379	38,091,596	36,806,077
Weighted average antidilutive common shares outstanding (2)	2,953,762	3,217,175	3,038,958	3,252,733

Basic earnings per share	$0.14	$0.08	$0.24	$0.14
Diluted earnings per share	$0.14	$0.08	$0.24	$0.14
Dividends declared per share	$0.02	$0.01	$0.03	$0.02

(1)          Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)          Antidilutive shares excluded from the diluted earnings per share computation.

Dividends on the Senior Non-Cumulative Perpetual Preferred Stock, “Series C Preferred Stock” began accruing at 5.0% when issued in conjunction with the Company’s participation in the SBLF during 2011.  The dividend rate can fluctuate between 1% and 5% depending on the change in the level of Qualified Small Business Lending (QSBL) as illustrated in following chart.  At June 30, 2012, the Company had achieved qualifying loan growth of between 2.5% and 5.0%.  Accordingly, the SBLF dividend rate will decrease to 4% on an amount equal to QSBL above Baseline beginning in the fourth quarter of 2012.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Other comprehensive income (loss) items:
Unrealized gain on available for sale securities	$613	$2,903	$4,908	$3,782
Reclassification for gain to operations	(541)	(514)	(506)	(280)

Change in OTTI-related component of unrealized gain	56	177	467	480

Unrealized loss on derivative securities	(2,720)	(2,341)	(2,010)	(1,900)
Reclassification for loss to operations	509	372	1,006	726
	(2,083)	597	3,865	2,808

Deferred tax benefit (expense):
Unrealized gain on available for sale securities	(234)	(1,103)	(1,865)	(1,437)
Reclassification for gain to operations	206	195	192	106

Change in OTTI-related component of unrealized gain	(21)	(67)	(177)	(182)

Unrealized loss on derivative securities	1,033	889	764	722
Reclassification for loss to operations	(193)	(141)	(382)	(276)
	791	(227)	(1,468)	(1,067)
Other comprehensive income (loss), net of tax	$(1,292)	$370	$2,397	$1,741

(in thousands)	Available for sale securities	Derivatives designated as hedging instruments	Accumulated other comprehensive income
Balance at December 31, 2011	$6,359	$(5,275)	$1,084
Net change	3,019	(622)	2,397
Balance at June 30, 2012	$9,378	$(5,897)	$3,481

5. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	June 30, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities	$416,627	$12,441	$48	$429,020	$408,963	$11,650	$61	$420,552
U.S. government agencies	17,993	106	—	18,099	43,915	290	—	44,205
Trust preferred securities	86,464	2,655	418	88,701	98,997	2,193	2,172	99,018
Corporate debt securities	72,114	1,529	470	73,173	57,317	338	838	56,817
Private-label MBS	2,707	100	780	2,027	3,137	—	1,147	1,990
Municipal securities	931	12	—	943	935	5	—	940

Total	$596,836	$16,843	$1,716	$611,963	$613,264	$14,476	$4,218	$623,522
Held to maturity securities:
Mortgage-backed securities	$218	$7	$—	$225	$232	$6	$—	$238

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$2,550	$3,194	$2,550	$3,194
Gain	548	651	769	651

The amortized cost and estimated fair value of investments in debt securities at June 30, 2012, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,038	$7,111	$—	$—
Due after one year through five years	79,656	80,502	—	—
Due after five years through ten years	4,345	4,603	—	—
Due after ten years	86,463	88,700	—	—
Mortgage-backed securities	419,334	431,047	218	225
	$596,836	$611,963	$218	$225

Investment securities with an approximate fair value of $152.9 million and $181.0 million were pledged to secure public deposits of $122.9 million and $102.3 million at June 30, 2012 and December 31, 2011, respectively.  Securities sold under agreements to repurchase of $127.1 million and $127.9 million at June 30, 2012 and

December 31, 2011, respectively, consisted primarily of mortgage-backed securities with an estimated fair value of $139.2 million and $138.8 million, respectively.

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  At June 30, 2012, the majority of the total unrealized loss of $1.7 million is comprised of private-label mortgage-backed, corporate debt, and trust preferred securities.  The Company recognized OTTI of $0.3 million on the private-label MBS for the six months ended June 30, 2012.  OTTI recognized for the three months ended June 30, 2011 was immaterial.

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

There were 27 and 49 securities in the tables below at June 30, 2012 and December 31, 2011, respectively, in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
June 30, 2012
Mortgage-backed securities	$29,247	$48	$—	$—	$29,247	$48
Trust preferred securities	13,013	174	9,334	244	22,347	418
Corporate debt securities	6,954	130	6,574	340	13,528	470
Private-label MBS	—	—	1,660	780	1,660	780
Total	$49,214	$352	$17,568	$1,364	$66,782	$1,716

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
December 31, 2011
Mortgage-backed securities	$31,855	$61	$—	$—	$31,855	$61
Trust preferred securities	39,838	2,008	1,246	164	41,084	2,172
Corporate debt securities	25,048	634	4,796	204	29,844	838
Private-label MBS	—	—	1,990	1,147	1,990	1,147
Total	$96,741	$2,703	$8,032	$1,515	$104,773	$4,218

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

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three and six months ended June 30, 2012 and 2011.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$2,808	$2,016	$2,553	$1,782
Additions:
Additional credit impairment	7	137	262	371
Ending balance	$2,815	$2,153	$2,815	$2,153

During the three and six months ended June 30, 2012 and 2011, the Company recognized credit related OTTI in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

At June 30, 2012, an unrealized loss of $0.8 million on private-label MBS was recognized in other comprehensive income.  See Note 4 to the condensed consolidated financial statements for additional information on changes in the OTTI-related unrealized loss recognized in OCI.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the six months ended June 30, 2012, for the aforementioned two private-label MBS.

Inputs	Security #1	Security #2
Prepayment speed (CPR) (1)	0.4%	4.3%
Default rate (CDR) (2)	6.3%	5.2%
Severity (3)	50.3%	49.9%

Credit Impairment (in thousands)	$255	$7

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the impaired private-label MBS are included in the following table.

	Underlying Loan Characteristics
	Security #1	Security #2	Security #3

Amortized cost (in thousands)	$267	$606	$1,834
Estimated fair value (in thousands)	$367	$213	$1,447

Purpose:
Purchase	64.1%	62.6%	66.1%
Equity take out	31.7%	30.3%	8.5%
Refinance	4.3%	7.1%	25.4%

Type:
Single family	66.6%	57.7%	70.1%
2-4 family	8.6%	7.0%	0.5%
Condominium	1.9%	7.2%	28.5%
Planned unit development	22.9%	27.6%	0.7%

Owner occupied	100.0%	90.5%	90.7%
Vacation	0.0%	0.5%	9.3%
Investment	0.0%	9.1%	0.0%

Terms:
30 year amortization	100.0%	100.0%	100.0%
ARM	100.0%	100.0%	100.0%

Geography:
Northern CA	29.0%	26.2%	13.9%
Southern CA	33.9%	37.4%	15.2%

Current Averages:
Loan rate	3.2%	3.0%	2.9%
LTV based on origination value	76.1%	73.7%	66.8%
Loan balance	$462,800	$364,700	$200,900
Age (months)	87	90	99
FICO at origination	716	716	737
Delinquent 60+ days	11.1%	16.8%	7.7%
Delinquent 90+ days	8.7%	16.3%	7.0%

Other investments at June 30, 2012 and December 31, 2011, consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011
Bank stocks — at cost	$9,526	$7,382
Investment in statutory trusts — equity method	2,172	2,172
	$11,698	$9,554

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at June 30, 2012, did not consider the investment to be other-than-temporarily impaired.

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

•                  Real Estate Construction Loans — The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, industrial projects; and retail and commercial office projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

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

The loan portfolio segments at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Commercial	$628,477	$569,032
Real estate - mortgage	833,430	784,874
Land acquisition & development	56,481	62,056
Real estate - construction	66,187	63,491
Consumer	132,606	116,772
Other	50,227	41,300
Loans held for investment	1,767,408	1,637,525

Allowance for loan losses	(51,101)	(55,629)
Unearned net loan fees	(720)	(101)
Total net loans	$1,715,587	$1,581,795

Loans held for sale were deemed immaterial at June 30, 2012 and December 31, 2011.  During the first quarter of 2011, the Company transferred two loans totaling $3.0 million from held for investment to held for sale.  These loans were sold during the first quarter of 2011 and no gain or loss resulted from this transaction.

The following table provides information about loans purchased, none of which were of deteriorated credit quality:

	For the three months ended June 30,
	2012		2011
(in thousands)	Number of loans	Amount	Number of loans	Amount
Other loans	20	$7,552	8	$8,077

	For the six months ended June 30,
	2012		2011
(in thousands)	Number of loans	Amount	Number of loans	Amount
Other loans	22	$8,392	29	$18,070

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $61.0 million balance outstanding at June 30, 2012, was collateralized by loans of $684.5 million with a lending value of $410.3 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2012 and December 31, 2011 is summarized below:

	At June 30, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$73,128	$8,831	$81,959
Finance and insurance	72,493	1,035	73,528
Health care	73,655	316	73,971
Real estate services	73,652	8,371	82,023
Construction	55,419	4,761	60,180
Retail trade	30,363	623	30,986
Wholesale trade	59,465	938	60,403
Other	161,370	4,057	165,427
	599,545	28,932	628,477
Real estate - mortgage
Residential & commercial owner-occupied	405,115	26,822	431,937
Residential & commercial investor	380,679	20,814	401,493
	785,794	47,636	833,430
Land acquisition & development
Commercial	13,695	9,457	23,152
Residential	21,842	4,526	26,368
Other	4,906	2,055	6,961
	40,443	16,038	56,481
Real estate - construction
Residential & commercial owner-occupied	22,409	—	22,409
Residential & commercial investor	39,847	3,931	43,778
	62,256	3,931	66,187

Consumer	131,007	1,599	132,606
Other	50,227	—	50,227
Total loans held for investment	$1,669,272	$98,136	$1,767,408
Unearned net loan fees			(720)
Net loans held for investment			$1,766,688

	At December 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$64,936	$14,899	$79,835
Finance and insurance	77,968	1,106	79,074
Health care	55,885	358	56,243
Real estate services	75,520	10,678	86,198
Construction	40,095	6,343	46,438
Retail trade	27,016	756	27,772
Wholesale trade	58,420	3,681	62,101
Other	126,715	4,656	131,371
	526,555	42,477	569,032
Real estate - mortgage
Residential & commercial owner-occupied	387,453	33,764	421,217
Residential & commercial investor	339,968	23,689	363,657
	727,421	57,453	784,874
Land acquisition & development
Commercial	14,220	10,052	24,272
Residential	25,282	5,347	30,629
Other	7,003	152	7,155
	46,505	15,551	62,056
Real estate - construction
Residential & commercial owner-occupied	16,401	—	16,401
Residential & commercial investor	37,364	9,726	47,090
	53,765	9,726	63,491

Consumer	112,541	4,231	116,772
Other	41,300	—	41,300
Total loans held for investment	$1,508,087	$129,438	$1,637,525
Unearned net loan fees			(101)
Net loans held for investment			$1,637,424

Transactions in the allowance for loan losses by segment for the three and six months ended June 30, 2012 and 2011 are summarized below:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Allowance for loan losses, beginning of period
Commercial	$12,565	$16,648	$14,048	$17,169
Real estate - mortgage	20,394	19,665	19,889	17,677
Land acquisition & development	11,053	13,386	11,013	14,938
Real estate - construction	2,613	3,044	2,746	6,296
Consumer	2,989	3,470	4,837	3,373
Other	575	488	551	354
Unallocated	2,589	5,294	2,545	6,085
Total	52,778	61,995	55,629	65,892

Provision
Commercial	$(1,707)	$679	$(2,749)	$468
Real estate - mortgage	(1,052)	1,740	(640)	4,687
Land acquisition & development	488	(705)	2,343	(1,393)
Real estate - construction	322	101	189	134
Consumer	217	223	(1,023)	439
Other	27	(9)	61	125
Unallocated	(115)	(47)	(71)	(838)
Total	(1,820)	1,982	(1,890)	3,622

Charge-offs
Commercial	$(328)	$(1,907)	$(835)	$(2,354)
Real estate - mortgage	(1,012)	(1,020)	(1,027)	(2,227)
Land acquisition & development	(80)	(60)	(2,239)	(1,233)
Real estate - construction	(337)	—	(337)	(3,285)
Consumer	(80)	(18)	(701)	(200)
Other	(2)	—	(12)	—
Total	(1,839)	(3,005)	(5,151)	(9,299)

Recoveries
Commercial	$1,338	$622	$1,404	$759
Real estate - mortgage	292	229	400	477
Land acquisition & development	263	69	607	378
Real estate - construction	—	16	—	16
Consumer	89	12	102	75
Total	1,982	948	2,513	1,705

Allowance for loan losses, end of period
Commercial	$11,868	$16,042	$11,868	$16,042
Real estate - mortgage	18,622	20,614	18,622	20,614
Land acquisition & development	11,724	12,690	11,724	12,690
Real estate - construction	2,598	3,161	2,598	3,161
Consumer	3,215	3,687	3,215	3,687
Other	600	479	600	479
Unallocated	2,474	5,247	2,474	5,247
Total	$51,101	$61,920	$51,101	$61,920

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

•                  General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration) as well as other factors including changes in:

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

The aforementioned factors enable management to recognize environmental conditions contributing to inherent losses in the portfolio, which have not yet manifested in Migration.  Due to current and recent adverse economic conditions resulting in increased loan loss levels for the Company, management relies more heavily on actual empirical charge-off history.  Management believes Migration history adequately captures a great percentage of probable incurred losses within the portfolio.

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

•                  Unallocated Reserves — The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  The unallocated reserve consists of a missed grade component that is intended to capture the inherent risk that certain loans may be assigned an incorrect loan grade.

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

The following tables summarize loans held for investment and the allowance for loan and credit losses on the basis of the Company’s impairment method:

At June 30, 2012 (in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$11,868	$18,622	$11,724	$2,598	$3,215	$600	$2,474	$51,101
Individually evaluated for impairment	2,403	4,812	5,032	1,276	823	—	—	14,346
Collectively evaluated for impairment	9,465	13,810	6,692	1,322	2,392	600	2,474	36,755

Allowance for credit losses	$35	$—	$—	$—	$—	$—	$—	$35
Individually evaluated for impairment	35	—	—	—	—	—	—	35

Loans held for investment	$628,327	$832,641	$56,455	$65,761	$132,510	$50,994	$—	$1,766,688
Individually evaluated for impairment	19,179	38,375	15,354	5,710	835	—	—	79,453
Collectively evaluated for impairment	609,148	794,266	41,101	60,051	131,675	50,994	—	1,687,235

At December 31, 2011 (in thousands)	Commercial	Real estate - mortgage	Land acquisition & development	Real estate - construction	Consumer	Other	Unallocated	Total
Allowance for loan losses	$14,048	$19,889	$11,013	$2,746	$4,837	$551	$2,545	$55,629
Individually evaluated for impairment	1,905	4,870	2,245	1,259	2,509	—	—	12,788
Collectively evaluated for impairment	12,143	15,019	8,768	1,487	2,328	551	2,545	42,841

Allowance for credit losses	$35	$—	$—	$—	$—	$—	$—	$35
Individually evaluated for impairment	35	—	—	—	—	—	—	35

Loans held for investment	$568,962	$784,491	$61,977	$63,141	$116,676	$42,177	$—	$1,637,424
Individually evaluated for impairment	10,948	34,811	8,435	6,985	2,527	—	—	63,706
Collectively evaluated for impairment	558,014	749,680	53,542	56,156	114,149	42,177	—	1,573,718

Information on impaired loans at June 30, 2012 and December 31, 2011 is reported in the following table:

	At June 30, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance
Commercial
Manufacturing	$4,752	$4,725	$4,570	$155	$472
Finance and insurance	828	828	828	—	156
Real estate services	7,377	7,377	7,377	—	822
Construction	2,931	2,784	2,351	433	567
Retail trade	1,649	439	3	436	3
Wholesale trade	558	182	57	125	53
Other	3,440	2,846	2,267	579	329
	21,535	19,181	17,453	1,728	2,402
Real estate - mortgage
Residential & commercial owner-occupied	12,838	11,301	8,146	3,155	2,493
Residential & commercial investor	11,993	11,993	11,814	179	1,015
	24,831	23,294	19,960	3,334	3,508
Land acquisition & development
Commercial	10,037	9,363	9,363	—	3,108
Residential	4,405	4,086	3,125	961	1,133
Other	1,905	1,905	1,905	—	791
	16,347	15,354	14,393	961	5,032
Real estate - construction
Residential & commercial investor	4,510	2,296	2,250	46	1,040
Consumer	835	835	823	12	823
Total	$68,058	$60,960	$54,879	$6,081	$12,805

	For the three months ended June 30,			For the six months ended June 30,
	2012		2011	2012		2011
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Average recorded investment	Interest income recognized	Average recorded investment
Commercial
Manufacturing	$5,690	$184	$231	$4,881	$232	$269
Finance and insurance	829	14	434	721	19	520
Real estate services	7,392	61	2,373	6,550	121	2,351
Construction	2,118	68	1,801	1,815	76	1,826
Retail trade	452	—	1,260	475	—	1,419
Wholesale trade	302	9	165	296	9	184
Other	2,580	38	1,421	2,399	52	1,495
	19,363	374	7,685	17,137	509	8,064
Real estate - mortgage
Residential & commercial owner-occupied	12,058	—	10,081	9,943	35	9,031
Residential & commercial investor	9,895	144	2,967	9,488	205	2,452
	21,953	144	13,048	19,431	240	11,483
Land acquisition & development
Commercial	7,622	105	2,387	6,981	130	2,402
Residential	4,017	68	4,565	2,896	74	4,998
Other	—	—	—	635	—	—
	11,639	173	6,952	10,512	204	7,400
Real estate - construction
Residential & commercial investor	5,181	19	8,419	6,393	30	9,888
Consumer	796	—	2,559	1,096	1	2,651
Total	$58,932	$710	$38,663	$54,569	$984	$39,486

	At December 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance
Commercial
Manufacturing	$207	$179	$—	$179	$—
Finance and insurance	147	147	147	—	97
Real estate services	7,907	7,907	7,907	—	1,561
Construction	752	701	27	674	12
Retail trade	2,142	555	156	399	32
Wholesale trade	333	144	14	130	14
Other	1,707	1,315	994	321	224
	13,195	10,948	9,245	1,703	1,940
Real estate - mortgage
Residential & commercial owner-occupied	10,083	9,504	8,456	1,048	2,244
Residential & commercial investor	9,352	9,258	8,392	866	1,200
	19,435	18,762	16,848	1,914	3,444
Land acquisition & development
Commercial	7,075	6,400	5,394	1,006	1,620
Residential	3,314	2,035	1,381	654	625
	10,389	8,435	6,775	1,660	2,245
Real estate - construction
Residential & commercial investor	8,861	6,985	2,452	4,533	1,259
Consumer	2,528	2,527	2,509	18	2,509
Total	$54,408	$47,657	$37,829	$9,828	$11,397

Interest income of $0.7 million and $1.0 million recognized on impaired loans during the three and six months ended June 30, 2012, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.  For the three and six months ending June 30, 2011, interest income recognized on impaired loans was immaterial.

The table below summarizes transactions as it relates to troubled debt restructurings during the six months ended June 30, 2012:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2011	$20,633	$9,188	$29,821
New restructurings	22,812	2,151	24,963
Transfers out (1)	—	(4,243)	(4,243)
Change in accrual status	(3,163)	3,163	—
Paydowns	(4,272)	(139)	(4,411)
Charge-offs	—	(2,632)	(2,632)
Ending balance at June 30, 2012	$36,010	$7,488	$43,498

(1)          In accordance with ASC 310-40-50-2, these loans are no longer subject to disclosure requirements as these loans are in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
(in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	11	$5,516	$5,013	25	$10,733	$9,394
Real estate - mortgage	2	3,557	3,555	4	4,236	4,087
Land acquisition & development	4	5,079	4,938	6	6,205	6,029
Real estate - construction	—	—	—	1	1,078	1,068
Consumer	1	459	455	3	620	612
	18	$14,611	$13,961	39	$22,872	$21,190

Troubled debt restructurings during the three and six months ended June 30, 2012 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company recognized charge-offs of $0.2 million in conjunction with current period troubled debt restructurings.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the six months ended June 30, 2012 are included below:

Troubled debt restructurings that subsequently defaulted (in thousands)	Number of contracts	Recorded investment
Real estate - mortgage
Residential & commercial owner-occupied	2	$3,123

At June 30, 2012 and December 31, 2011 there were $0.8 million and $0.3 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at June 30, 2012 and December 31, 2011 are reported in the following table:

(in thousands)	June 30, 2012	December 31, 2011
Commercial
Manufacturing	$155	$179
Finance and insurance	87	93
Real estate services	36	566
Construction	1,090	701
Retail trade	439	555
Wholesale trade	182	144
Other	1,080	867
Total commercial	3,069	3,105
Real estate - mortgage
Residential & commercial owner-occupied	10,326	5,357
Residential & commercial investor	3,210	3,938
Total real estate - mortgage	13,536	9,295
Land acquisition & development
Commercial	3,013	3,077
Residential	1,364	2,035
Other	1,905	—
Total land acquisition & development	6,282	5,112
Real estate - construction
Residential & commercial investor	1,228	6,985
Consumer	835	2,527
Total nonaccrual loans	$24,950	$27,024

The following table summarizes the aging of the Company’s loan portfolio at June 30, 2012.  At June 30, 2012, there were no loans that were 90 days or more past due and still accruing.  At December 31, 2011, the Company had $0.2 million of consumer loans 90 days or more past due and accruing.

	At June 30, 2012
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$6	$4,364	$—	$4,370	$77,589	$81,959
Finance and insurance	87	—	—	87	73,441	73,528
Health care	—	—	—	—	73,971	73,971
Real estate services	—	—	36	36	81,987	82,023
Construction	—	447	511	958	59,222	60,180
Retail trade	145	85	36	266	30,720	30,986
Wholesale trade	17	49	48	114	60,289	60,403
Other	107	—	488	595	164,832	165,427
	362	4,945	1,119	6,426	622,051	628,477
Real estate - mortgage
Residential & commercial owner-occupied	1,492	961	1,913	4,366	427,571	431,937
Residential & commercial investor	11	—	3,030	3,041	398,452	401,493
	1,503	961	4,943	7,407	826,023	833,430
Land acquisition & development
Commercial	—	—	2,031	2,031	21,121	23,152
Residential	—	—	403	403	25,965	26,368
Other	—	1,905	—	1,905	5,056	6,961
	—	1,905	2,434	4,339	52,142	56,481
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	22,409	22,409
Residential & commercial investor	1,068	—	1,228	2,296	41,482	43,778
	1,068	—	1,228	2,296	63,891	66,187

Consumer	292	16	469	777	131,829	132,606
Other	—	—	—	—	50,227	50,227
Total loans held for investment	$3,225	$7,827	$10,193	$21,245	$1,746,163	$1,767,408
Unearned net loan fees						(720)
Net loans held for investment						$1,766,688

7. Intangible Assets

During the second quarter of 2012, the Company acquired a property and casualty book of business for $0.4 million.

Intangible assets and related amortization at the dates indicated consist of the following:

Customer
contracts, lists
(in thousands)	and relationships
December 31, 2011	$3,399
Acquired relationships	359
Amortization	(319)
June 30, 2012	$3,439

8. Derivatives

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2012	2011	classification	2012	2011

Derivatives designated as hedging :

Instruments under ASC 815 Interest rate swap	Other assets	$—	$—	Accrued interest and other liabilities	$9,512	$8,508

Derivatives not designated as hedging :

Instruments under ASC 815 Interest rate swap	Other assets	$8,826	$7,943	Accrued interest and other liabilities	$9,477	$8,720

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  The Company has executed a series of interest-rate swap transactions in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have contractual lives ranging between five and 14 years.  Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three or six months ended June 30, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June 30, 2012, the Company had 96 interest-rate swaps with an aggregate notional amount of $203.6 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations and were immaterial for the periods ending June 30, 2012 and 2011.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and six months ended June 30, 2012 and 2011.

	Loss recognized in OCI		Loss reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
(in	for the three months ended June 30,		for the three months ended June 30,
thousands)	2012	2011	2012	2011
Cash flow hedges:
Interest rate swap	$(2,720)	$(1,969)	$(509)	$(372)

	Loss recognized in OCI		Loss reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
(in	for the six months ended June 30,		for the six months ended June 30,
thousands)	2012	2011	2012	2011
Cash flow hedges:
Interest rate swap	$(2,010)	$(1,174)	$(1,006)	$(726)

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

At June 30, 2012, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $19.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $30.4 million against its obligations under these agreements.  At June 30, 2012, the Company was not in default with any of its debt or capitalization covenants.

9. Employee benefit and stock compensation plans

Stock Options and Awards - During the three and six months ended June 30, 2012, the Company recognized compensation expense (net of estimated forfeitures) of $0.5 million and $1.0 million for share-based compensation awards for which the requisite service was rendered in the period compared to $0.3 million and $0.8 million in the prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the six months ended June 30, 2012.

		Weighted average
		exercise
	Shares	price

Outstanding at December 31, 2011	2,421,886	$12.63
Granted	44,000	6.47
Exercised	(2,667)	4.94
Forfeited	(482,942)	13.37
Outstanding at June 30, 2012	1,980,277	$12.33
Exercisable at June 30, 2012	1,706,439	$13.31

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 was $2.39.

The following table summarizes changes in stock awards for the six months ended June 30, 2012.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2011	290,954	$6.59
Granted	493,057	5.61
Vested	(87,580)	5.85
Forfeited	(13,888)	5.75
Unvested at June 30, 2012	682,543	$5.91

At June 30, 2012, there was $3.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.1 years.

Supplemental Executive Retirement Plan — The Company had a Supplemental Executive Retirement Plan (SERP) for five active key executives. The SERP provided for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service. The target percentage was 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation was highest during participation. At June 30, 2012, all participants were fully vested.  At June 30, 2012 and December 31, 2011, the Company had accrued $4.8 million and $4.6 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

In 2012, the Company’s Compensation Committee conducted a review of the SERP as part of its ongoing assessment of overall compensation and determined that the SERP was no longer aligned with the Company’s compensation objectives.  On March 22, 2012, the Company terminated the SERP and no additional benefits will accrue to the participants.  With the termination of the SERP, the benefits previously accrued will be distributed to the participants in accordance with the plan provisions, IRS code section 409A and the Pension Benefit Guaranty Corporation requirements.

10. Segments

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

	Three months ended June 30, 2012
	Commercial	Investment	Wealth		Corporate Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$26,759	$1	$—	$1	$81	$26,842
Total interest expense	1,766	—	13	—	1,439	3,218
Provision for loan losses	(1,841)	—	—	—	21	(1,820)
Noninterest income	2,965	148	2,134	2,517	(11)	7,753
Noninterest expense	7,424	823	2,459	2,318	10,826	23,850
Management fees and allocations	5,377	41	161	107	(5,686)	—
Provision (benefit) for income taxes	8,161	(260)	(140)	81	(4,645)	3,197
Net income (loss)	$8,837	$(455)	$(359)	$12	$(1,885)	$6,150

	Six months ended June 30, 2012
	Commercial	Investment	Wealth		Corporate Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$53,235	$4	$—	$1	$196	$53,436
Total interest expense	3,579	—	21	—	2,909	6,509
Provision for loan losses	(1,204)	—	—	—	(686)	(1,890)
Noninterest income	6,395	222	4,395	4,927	25	15,964
Noninterest expense	17,072	1,694	4,843	4,646	20,241	48,496
Management fees and allocations	10,095	81	326	210	(10,712)	—
Provision (benefit) for income taxes	14,684	(563)	(184)	117	(8,459)	5,595
Net income (loss)	$15,404	$(986)	$(611)	$(45)	$(3,072)	$10,690

	Three months ended June 30, 2011
	Commercial	Investment	Wealth		Corporate Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$27,964	$2	$1	$—	$210	$28,177
Total interest expense	2,387	—	12	1	1,446	3,846
Provision for loan losses	584	—	—	—	1,398	1,982
Noninterest income	3,065	857	2,381	2,450	37	8,790
Noninterest expense	7,526	980	2,388	2,307	12,052	25,253
Management fees and allocations	5,213	36	157	87	(5,493)	—
Provision (benefit) for income taxes	7,409	(52)	(14)	58	(5,354)	2,047
Net income (loss)	$7,910	$(105)	$(161)	$(3)	$(3,802)	$3,839

	Six months ended June 30, 2011
	Commercial	Investment	Wealth		Corporate Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$55,909	$5	$2	$—	$452	$56,368
Total interest expense	4,895	—	26	3	2,869	7,793
Provision for loan losses	1,911	—	—	—	1,711	3,622
Noninterest income	5,524	1,601	4,661	4,989	47	16,822
Noninterest expense	15,624	1,873	4,776	4,668	23,763	50,704
Management fees and allocations	11,358	71	308	173	(11,910)	—
Provision (benefit) for income taxes	14,361	(110)	(68)	129	(10,306)	4,006
Net income (loss)	$13,284	$(228)	$(379)	$16	$(5,628)	$7,065

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities — At June 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds trust preferred securities (TPS) that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.

During the six months ended June 30, 2012, the Company recognized credit related OTTI of $0.3 million.  OTTI for the three months ended June 30, 2012 was immaterial.  For the three and six months ended June 30, 2011, the Company recognized credit related OTTI of $0.1 million and $0.4 million, respectively.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

Derivative financial instruments — The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below.  The fair values of interest-rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  At June 30, 2012 and December 31, 2011, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value.  The Company classified impaired loans as Level 3.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$429,020	$—	$429,020	$—
U.S. government agencies	18,099	—	18,099	—
Trust preferred securities	88,701	78,491	10,210	—
Corporate debt securities	73,173	—	73,173	—
Private-label MBS	2,027	—	—	2,027
Municipal securities	943	—	943	—
Total available for sale securities	611,963	78,491	531,445	2,027

Derivatives:
Reverse interest rate swap	$8,826	$—	$8,826	$—

Total assets	$620,789	$78,491	$540,271	$2,027

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,512	$—	$9,512	$—
Reverse interest rate swap	9,477	—	9,477	—
Total liabilities	$18,989	$—	$18,989	$—

		Fair value measurements using:
(in thousands)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$420,552	$—	$420,552	$—
U.S. government agencies	44,205	—	44,205	—
Trust preferred securities	99,018	90,904	8,114	—
Corporate debt securities	56,817	—	56,817	—
Private-label MBS	1,990	—	—	1,990
Municipal securities	940	—	940	—
Total available for sale securities	623,522	90,904	530,628	1,990

Derivatives:
Reverse interest rate swap	7,943	—	7,943	—

Total assets	$631,465	$90,904	$538,571	$1,990

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,508	$—	$8,508	$—
Reverse interest rate swap	8,720	—	8,720	—
Total liabilities	$17,228	$—	$17,228	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the six	For the year
	months ended	months ended	ended
(in thousands)	June 30, 2012	June 30, 2012	December 31, 2011
Beginning balance	$2,070	$1,990	$2,432
Realized loss on OTTI	(7)	(262)	(771)
Paydowns	(92)	(168)	(545)
Net accretion	—	—	165
Unrealized gain included in comprehensive income	56	467	709
Ending balance	$2,027	$2,027	$1,990

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At June 30, 2012	$22,306	$—	$—	$22,306
At December 31, 2011	$50,883	$—	$—	$50,883

During the three and six months ended June 30, 2012, the Company recorded a provision for loan loss reversal of $1.8 million compared to a provision for loan losses of  $1.5 million, respectively, on impaired loans.  Net recoveries of $0.1 million and net charge-offs of $2.6 million on impaired loans were recorded for the three and six months ended June 30, 2012, respectively.

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

Other real estate owned (OREO) — OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real-estate environment.  Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan.  Other repossessed assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

Intangible assets — Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The fair value of intangible assets is based on an income approach using a present value model, considered a Level 3 input by the Company.

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year to date loss
OREO and repossessed assets:
At June 30, 2012	$14,152	$—	$—	$14,152	$(1,489)
At December 31, 2011	$19,476	$—	$—	$19,476	$(2,885)

Intangible assets:
At December 31, 2011	$—	$—	$—	$—	$(57)

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

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At	At
(in thousands)	June 30, 2012	December 31, 2011
OREO recorded at fair value	$14,152	$19,476
Estimated selling costs	(501)	(974)
OREO	$13,651	$18,502

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the six months ended June 30, 2012:

(in thousands)	OREO
At December 31, 2011	$18,502
OREO sales	(3,362)
Net loss on sale and valuation adjustments	(1,489)
At June 30, 2012	13,651
Estimated selling costs	501
OREO recorded at fair value	$14,152

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Range
Private-label MBS	$2,027	Consensus pricing	Broker quotes	17% - 71% of face value

Impaired loans
Commercial	$2,333	Property appraisals (1)	Management discount for property type and recent market volatility	20%
Real estate - mortgage	15,412	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Land acquisition and development	4,246	Property appraisals (1)	Management discount for property type and recent market volatility	20% - 30%
Real estate - construction	303	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Consumer	12	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 30%
Total	$22,306

OREO
Commercial	$4,768	Property appraisals (1)	Management discount for property type and recent market volatility	20%
Residential	3,079	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Land acquisition and development	6,305	Property appraisals (1)	Management discount for property type and recent market volatility	20% - 30%
Total	$14,152

(1)          The fair value of OREO and collateral-dependent impaired loans are based on third-party property appraisals.    The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach.  Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data.  Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values.  Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value

Financial assets:
Cash and cash equivalents	$53,929	$53,929	$59,210	$59,210
Restricted cash	4,540	4,540	4,535	4,535
Investment securities available for sale	611,963	611,963	623,522	623,522
Investment securities held to maturity	218	225	232	238
Other investments	11,698	11,698	9,554	9,554
Loans — net	1,715,587	1,721,459	1,581,795	1,587,352
Accrued interest receivable	8,618	8,618	8,273	8,273
Interest rate swaps	8,826	8,826	7,943	7,943

Financial liabilities:
Deposits	$1,946,989	$1,947,981	$1,918,406	$1,919,284
Other short-term borrowings	74,225	74,225	20,000	20,000
Securities sold under agreements to repurchase	127,144	130,620	127,948	130,990
Accrued interest payable	622	622	529	529
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	22,073	20,984	22,380
Interest rate swaps	18,989	18,989	17,228	17,228

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

Other investments — Included in this category are the Company’s investment in the FHLB and other equity method investments.  Due to restrictions on transferability, it is not practical to estimate fair value on the FHLB investment which is reported at carrying value.  The fair value of other equity method investments approximates fair value and is classified as Level 2.

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

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value. The fair value of all deposits is classified as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2012:

At June 30, 2012 (in thousands)	Company	Bank
Shareholders’ equity	$243,435	$256,085
Disallowed intangible assets	(3,340)	—
Unrealized gain on available for sale securities	(9,378)	(9,378)
Unrealized loss on cash flow hedges	5,897	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(6,375)	—
Other deductions	(8)	—
Tier I regulatory capital	$300,231	$246,707

Subordinated notes payable	$20,984	$—
Allowance for loan losses	25,331	25,207
Total risk-based regulatory capital	$346,546	$271,914

	Company			Bank
At June 30, 2012	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$300,231	$346,546	$300,231	$246,707	$271,914	$246,707
Well-capitalized requirement	120,042	200,070	122,596	119,507	199,178	121,208
Regulatory capital - excess	$180,189	$146,476	$177,635	$127,200	$72,736	$125,499
Capital ratios	15.0%	17.3%	12.2%	12.4%	13.7%	10.2%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

13.  Supplemental Financial Data

Other income and Other expense as shown in the condensed consolidated statements of income and comprehensive income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Other noninterest income
Loan Fees	$373	$431	$600	$688
Private equity investment income	466	831	1,869	862
Other income	890	616	1,482	1,558
Total	$1,729	$1,878	$3,951	$3,108

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Other noninterest expense
Marketing	$942	$909	$1,978	$1,774
Service contracts	591	318	1,168	605
Professional fees	513	495	966	990
Other expense	1,277	1,239	2,582	2,487
Total	$3,323	$2,961	$6,694	$5,856

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2011. For a discussion of the segments included in our principal activities, see Note 10 of the notes to the condensed consolidated financial statements.

Executive Summary

CoBiz Financial Inc. is a $2.5 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: commercial banking, investment banking, wealth management and insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on the net interest margin by increasing our noninterest income from complementary financial service firms that include investment banking, wealth management and insurance brokerage.

Industry Overview

At the June 2012 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points as policymakers prepare for additional moves to spur the economy.  Mr. Bernanke, Federal Reserve Chairman, in indicated in his recent assessment of the U.S. economy that although the U.S. economy continued to recover, the economic activity appears to have decelerated during the first half of the year and there is disagreement about the severity and durability of the slowdown.  Despite modest signs of improvement in the housing market, other factors such as high unemployment and a slow-down in business investment during the first half of the year impeded economic growth.  Additionally, the euro-zone debt crisis, the volatile combination of expiring tax cuts, and federal spending reductions set for January are also affecting the economic outlook.  Mr. Bernanke indicated that they are looking very carefully at the economy, trying to judge whether or not the loss of momentum recently seen is enduring and whether or not the economy is likely to continue to make progress towards lower unemployment.  Mr. Bernanke indicated that if a forecasted pickup in the economy does not materialize in the weeks ahead, they would be inclined to act.

There have been 31 bank failures during 2012 through June 30, fewer than the 48 and 86 failures through this time in 2011 and 2010, respectively.  The FDIC entered into loss-share agreements with 12 of the 28 buyers of the closed banks estimating the cost to the deposit insurance fund at 26% of the failed banks’ assets.  There were 140, 157 and 92 bank failures during the years 2009, 2010 and 2011, respectively.  The FDIC’s “problem list” fell for the third consecutive quarter to 772 institutions, remaining well above the 252 problem institutions reported at the end of 2008.

In the first quarter of 2012, FDIC insured commercial banks and savings institutions reported a combined net income of over $35.3 billion, the highest since the second quarter of 2007.  Quarterly net income has improved for 11 consecutive quarters.  Earnings improvement is attributed to reduced loan loss provisions, higher noninterest income and higher realized gains on investment securities.  Provisions for loan losses fell for the tenth consecutive quarter.  Noncurrent loans were at a three-year low at the end of the first quarter resulting in a decline in loan losses with lower charge-offs in all major categories.  The average return on assets rose above the 1% threshold for only the second time since the second quarter of 2007.   Average net interest margin was down year over year from 3.66% to 3.52%.  More than two-thirds of banks reported year-over-year increases in earnings.  Additionally, first quarter earnings received a boost from higher realized gains on investment securities and other assets.  Total loans and leases at insured institutions remained stable from year-end (-0.8%) and increased slightly year-over-year (2.2%).  Unlimited deposit insurance coverage, available until the end of 2012 under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), continues to attract new depositors and the FDIC reports that over the last seven quarters insured institutions deposits have risen by over $1 trillion.  Significant uncertainty exists in the industry about the outcome and impact to banks upon expiration of the unlimited insurance law at the end of 2012.

The banking industry and SEC-registered companies continue to be impacted by new legislative and regulatory reform proposals.  In June 2012, the Board of Governors of the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (OCC) approved three notices of proposed rulemaking (NPRs) designed to improve the resiliency of the U.S. banking system; increase the quantity and quality of regulatory capital; enhance risk sensitivity; address weaknesses identified over the past several years; and address certain requirements of the Dodd-Frank Act.  The NPRs would replace the federal banking agencies’ general risk-based capital rules; establish regulatory capital requirements for savings and holding companies; and restructure the capital rules into an integrated regulatory capital framework.  Two of the NPRs apply to all US depository institutions, bank holding companies (except those with less than $500 million in consolidated assets) and savings and loan holding companies.  The third NPR applies only to banking organizations that are subject to either the advanced approaches risk-based capital rule or the Market Risk Rule.

On July 14, 2011, the Federal Reserve Board announced the approval of a final rule to repeal Regulation Q, which prohibited the payment of interest on demand deposits by member banks of the Federal Reserve System.  Beginning on July 21, 2011, member banks were allowed to pay interest on demand deposits as established by the Dodd-Frank Act.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first six months of 2012:

•                  Net income and earnings per share improved for the three and six months ended June 30, 2012 over the prior year.

INCOME STATEMENT	Three months ended June		Six months ended June
(in thousands, except per share amounts)	2012	2011	2012	2011
Net interest income before provision	$23,624	$24,331	$46,927	$48,575
Provision for loan losses	(1,820)	1,982	(1,890)	3,622
Noninterest income	7,753	8,790	15,964	16,822
Net income	6,150	3,839	10,690	7,065

Diluted earnings per common share	$0.14	$0.08	$0.24	$0.14
Net interest margin	4.19%	4.40%	4.21%	4.41%
Return on average assets	1.00%	0.64%	0.88%	0.59%
Return on average shareholders’ equity	10.22%	7.37%	9.20%	6.88%

•                  Net interest margin contracted 21 basis points (0.21%) to 4.19% and 20 basis points (0.20%) to 4.21% during the three and six months ended June 30, 2012, respectively, over the comparable prior year periods primarily due to the low interest rate environment.

•                  Credit quality improvements resulted in a net reversal of provision for loan and credit losses for the three and six months ended June 30, 2012.

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2012	2011
Total assets	$2,530,133	$2,423,504
Total loans	1,766,688	1,637,424
Total deposits	1,946,989	1,918,406
Total shareholders’ equity	243,435	220,082

Allowance for loan losses	$51,101	$55,629
Nonperforming assets	38,601	45,738
Allowance for loan and credit losses to total loans	2.89%	3.40%
Nonperforming assets to total assets	1.53%	1.89%

•    Strong loan growth of $129.3 million or 7.9% during the first half of 2012.

•    The Company’s loan growth qualifying for the SBLF program will result in a lower dividend rate on the Series C Preferred Stock in the fourth quarter of 2012.

•    Noninterest-bearing demand deposits grew to $761.3 million at June 30, 2012 and comprise 39.1% of total deposits.

•    OREO and repossessed assets decreased 26% to $13.7 million during the first half of 2012.  Excluding the largest OREO of $5.4 million in Colorado, the Company currently holds seven properties in Colorado with an average property carrying value of $0.5 million.  The Company owns 11 properties in Arizona with an average property carrying value of $0.4 million.

•    The allowance for loan and credit losses decreased to 2.89% of total loans at June 30, 2012, from 3.40% at December 31, 2011, driven by sustained improvement in credit quality and growth in the loan portfolio.  The allowance was 205% of nonperforming loans at June 30, 2012.

•    During the first quarter of 2012, the Company completed a common stock offering of 2,100,000 shares at a $6.00 per share price that generated net proceeds of $11.8 million.

•    The Company’s total risk-based capital ratio was 17.3% at June 30, 2012 compared to 16.3% at the end of 2011 and 16.0% at the comparable prior year quarter end.

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

Allowance for Loan Losses.  The allowance for loan losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At June 30, 2012, $620.8 million or 24.5% of total assets represented assets recorded at fair value on a recurring basis.  At June 30, 2012, $19.0 million or 0.8% of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis represented $22.3 million or 0.9% of total assets.

At June 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.0 million at June 30, 2012.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the report date.  The Company recognized losses of $0.3 million on the private-label MBS for the six months ended June 30, 2012, with an insignificant portion of that loss recognized in the current quarter.  Unrealized losses on the private-label MBS of $0.8 million were recorded in accumulated other comprehensive income at June 30, 2012.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at June 30, 2012 and December 31, 2011, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At June 30, 2012, the Company has recorded net deferred tax assets of $30.9 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, an additional valuation allowance may be established.

Financial Condition

Total assets at June 30, 2012 were $2.53 billion, increasing $106.6 million or 4.4% from $2.42 billion at December 31, 2011.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 92% of total assets.  Total liabilities at June 30, 2012, were $2.29 billion, increasing $83.3 million or 3.8% from $2.20 billion at December 31, 2011.  Liabilities are comprised primarily of deposits and securities sold under agreements to repurchase, collectively making up over 90% of total liabilities.  Shareholder equity at June 30, 2012 was $243.4 million, increasing $23.4 million or 10.6% from $220.1 million at December 31, 2011. During the first quarter of 2012, the Company completed an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share.  Proceeds from the offering, net of underwriting discounts, commissions and selling costs were $11.8 million.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 24.7% of total assets at June 30, 2012, compared to 26.1% at December 31, 2011.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over 53% of the corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.

The net unrealized gain on available for sale securities increased $4.9 million to $15.1 million at June 30, 2012 from $10.3 million at December 31, 2011.  OTTI of $0.3 million on two private-label MBS was recognized in earnings during the six months ended June 30, 2012.  OTTI for the three months ended June 30, 2012 was not material.  At June 30, 2012, an unrealized loss of $0.8 million on private-label MBS was recorded in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

					% of
(in thousands)	June 30, 2012		% of	Unrealized	unrealized
AVAILABLE FOR SALE SECURITIES	Amortized cost	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$416,627	$429,020	70.1	$12,393	81.9
U.S. government agencies	17,993	18,099	3.0	106	0.7
Trust preferred securities	86,464	88,701	14.5	2,237	14.8
Corporate debt securities	72,114	73,173	12.0	1,059	7.0
Private-label MBS	2,707	2,027	0.3	(680)	(4.5)
Municipal securities	931	943	0.1	12	0.1
Total available for sale securities	$596,836	$611,963	100.0	$15,127	100.0

Loans.  Gross loans held for investment increased $129.3 million or 7.9% to $1.77 billion at June 30, 2012, compared to December 31, 2011. During the six months ended June 30, 2012, the Company advanced $260.7 million in new credit relationships and an additional $150.2 million on existing lines.  Credit extensions during this period were offset by paydowns and maturities of $276.5 million and gross charge-offs of $5.2 million.

	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)		% of		% of		% of
LOANS	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$628,327	36.6	$568,962	36.0	$592,390	37.1
Owner-occupied real estate	431,968	25.2	421,350	26.6	417,637	26.2
Investor real estate	400,673	23.4	363,141	22.9	355,015	22.3
Land acquisition & development	56,455	3.3	61,977	3.9	72,104	4.5
Real estate — construction	65,761	3.8	63,141	4.0	76,605	4.8
Consumer	132,510	7.7	116,676	7.4	104,887	6.6
Other	50,994	3.0	42,177	2.7	38,312	2.4
Total loans	1,766,688	103.0	1,637,424	103.5	1,656,950	103.9
Less allowance for loan losses	(51,101)	(3.0)	(55,629)	(3.5)	(61,920)	(3.9)
Total net loans	$1,715,587	100.0	$1,581,795	100.0	$1,595,030	100.0

Growth in total loans during the six months ended June 30, 2012, was primarily the result of gains in the commercial and real estate — mortgage segments, respectively accounting for 46% and 37% of loan growth since December 31, 2011.  The land acquisition and development (Land A&D) segment continues to decrease as a result of ongoing efforts to reduce high-risk loan concentration levels.

The allowance for loan losses decreased $4.5 million during the six months ended June 2012 as a result of net charge-offs of $2.6 million and release of excess reserves of $1.9 million.  Reduction in the allowance for loan losses relates primarily to the commercial ($2.2 million), real estate mortgage ($1.3 million) and consumer ($1.6 million), reflecting broad-based credit quality improvements.  See the Provision and Allowance for Loan and Credit Losses section and Note 6 to the condensed consolidated financial statements for additional discussion.

Deferred Income Taxes.  Net deferred income taxes decreased $2.1 million to $30.9 million at June 30, 2012, from $33.0 million at December 31, 2011. The decrease was primarily related to an increase in the unrealized gain in the available for sale securities portfolio and the decrease in the allowance for loan and lease losses.

Other Real Estate Owned and Repossessed Assets.  OREO and repossessed assets decreased $4.8 million to $13.7 million at June 30, 2012, from $18.5 million at December 31, 2011.  During the six months ended June 30, 2012, the Company sold nine properties with carrying value of $3.6 million at a $0.3 million loss. The Company recorded additional valuation losses of $1.2 million in the first half of 2012 on the remaining OREO portfolio.  At June 30, 2012, $4.6 million of OREO was in Arizona and $9.0 million was in Colorado.

Other Assets.  Other assets decreased $5.7 million to $32.1 million at June 30, 2012 from $37.8 million at December 31, 2011.  The change is primarily due to the receipt of $5.1 million in federal tax refunds and amortization of prepaid FDIC insurance deposits.

Deposits.  Total deposits increased $28.6 million to $1.95 billion at June 30, 2012 from $1.92 billion at December 31, 2011.  Interest-bearing demand deposits led growth among all deposit types, increasing $105.3 million in the first half of 2012. The Company’s deposit portfolio composition changed during the first quarter of 2012 as the Company began offering interest-bearing demand deposits in late 2011 and eliminated its Eurodollar account product in early 2012 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits.  The majority of the Eurodollar balance was reclassified to interest-bearing demand deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. Interest-bearing demand deposits grew to 5.9% of total deposits at June 30, 2012 from 0.5% at December 31, 2011. The Company’s noninterest-bearing deposit levels increased to 39.1% of total deposits compared to 37.6% at December 31, 2011.

The Company views its reciprocal Certificate of Deposit Account Registry Service® (CDARS) accounts as customer-related accounts.  The CDARS program is provided through a third party and designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $250,000, so the entire deposit is eligible for FDIC insurance. CDARS are technically brokered deposits, however, the Company considers the reciprocal deposits placed through the CDARS program as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.

	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)		% of		% of		% of
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS	Amount	portfolio	Amount	portfolio	Amount	portfolio
NOW and money market	$767,102	37.0	$773,826	37.8	$713,701	34.7
Interest-bearing demand	115,684	5.6	10,385	0.5	—	—
Savings	10,278	0.5	10,631	0.5	10,221	0.5
Eurodollar	—	—	97,748	4.8	94,047	4.6
Certificates of deposits under $100,000	31,399	1.5	34,575	1.7	37,282	1.8
Certificates of deposits $100,000 and over	166,938	8.1	180,790	8.8	227,968	11.1
Reciprocal CDARS	94,336	4.5	89,638	4.4	92,817	4.5
Total interest-bearing deposits	1,185,737	57.2	1,197,593	58.5	1,176,036	57.2
Noninterest-bearing demand deposits	761,252	36.7	720,813	35.2	736,692	35.8
Customer repurchase agreements	127,144	6.1	127,948	6.3	144,843	7.0
Total deposits and customer repurchase agreements	$2,074,133	100.0	$2,046,354	100.0	$2,057,571	100.0

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase were stable, during the first half of 2012 compared to December 31, 2011.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At June 30, 2012, short-term borrowings were $74.2 million compared to $20.0 million at December 31, 2011.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities was relatively stable, decreasing $1.3 million, or 2.9%, to $45.2 million at June 30, 2012, compared to $43.9 million at December 31, 2011.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
INCOME STATEMENT DATA
Interest income	$26,842	$28,177	$(1,335)	(4.7)	$53,436	$56,368	$(2,932)	(5.2)
Interest expense	3,218	3,846	(628)	(16.3)	6,509	7,793	(1,284)	(16.5)
NET INTEREST INCOME BEFORE PROVISION	23,624	24,331	(707)	(2.9)	46,927	48,575	(1,648)	(3.4)
Provision for loan losses	(1,820)	1,982	(3,802)	(191.8)	(1,890)	3,622	(5,512)	(152.2)
NET INTEREST INCOME AFTER PROVISION	25,444	22,349	3,095	13.8	48,817	44,953	3,864	8.6
Noninterest income	7,753	8,790	(1,037)	(11.8)	15,964	16,822	(858)	(5.1)
Noninterest expense	23,850	25,253	(1,403)	(5.6)	48,496	50,704	(2,208)	(4.4)
INCOME (LOSS) BEFORE INCOME TAXES	9,347	5,886	3,461	58.8	16,285	11,071	5,214	47.1
Provision (benefit) for income taxes	3,197	2,047	1,150	56.2	5,595	4,006	1,589	39.7
NET INCOME (LOSS)	$6,150	$3,839	$2,311	60.2	$10,690	$7,065	$3,625	51.3

Annualized return on average assets for the three and six months ended June 30, 2012 was 1.00% and 0.88%, respectively, compared to 0.64% and 0.59% during the comparable prior year periods.  The annualized return on average shareholders’ equity for the three and six months ended June 30, 2012 was 10.22% and 9.20%, respectively, compared to 7.37% and 6.88% for the same prior year periods.  Improvement in both earnings metrics during the comparative periods is attributable to reduced provision for loan losses and noninterest expense. The Company’s efficiency ratio was 74.32% and 75.55% for the three and six months ended June 30, 2012 and 2011, respectively.  For the comparable prior year periods, the efficiency ratio was 73.40% and 74.01%, respectively.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2012 and 2011.

	Three months ended,
	June 30, 2012			June 30, 2011
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$21,379	$24	0.44%	$36,953	$38	0.41%
Investment securities (2)	629,087	5,331	3.39%	621,276	5,864	3.78%
Loans (2),(3)	1,712,917	21,937	5.07%	1,648,368	22,584	5.42%
Allowance for loan losses	(53,319)			(62,270)
Total interest-earning assets	$2,310,064	$27,292	4.57%	$2,244,327	$28,486	4.88%

Noninterest-earning assets	166,872			160,339
Total assets	$2,476,936			$2,404,666

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$764,077	$938	0.49%	$721,222	$1,181	0.66%
Interest-bearing demand	110,928	137	0.50%	—	—	0.00%
Savings	10,386	3	0.12%	9,870	5	0.20%
Eurodollar	—	—	0.00%	93,224	174	0.74%
Certificates of deposit
Reciprocal	94,652	115	0.49%	97,478	144	0.59%
Under $100,000	31,758	50	0.63%	38,794	93	0.96%
$100,000 and over	165,506	308	0.75%	232,456	535	0.92%
Total interest-bearing deposits	$1,177,307	$1,551	0.53%	$1,193,044	$2,132	0.72%
Other borrowings
Securities sold under agreements to repurchase	125,525	97	0.31%	160,832	209	0.51%
Other short-term borrowings	85,812	68	0.31%	7,795	4	0.20%
Long term-debt	93,150	1,502	6.38%	93,150	1,501	6.37%
Total interest-bearing liabilities	$1,481,794	$3,218	0.87%	$1,454,821	$3,846	1.05%
Noninterest-bearing demand accounts	716,149			717,338
Total deposits and interest-bearing liabilities	2,197,943			2,172,159
Other noninterest-bearing liabilities	36,895			23,621
Total liabilities	2,234,838			2,195,780
Total equity	242,098			208,886
Total liabilities and equity	$2,476,936			$2,404,666
Net interest income - taxable equivalent		$24,074			$24,640
Net interest spread			3.70%			3.83%
Net interest margin			4.19%			4.40%
Ratio of average interest-earning assets to average interest-bearing liabilities	155.90%			154.27%

	For the six months ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$21,327	$50	0.46%	$38,095	$75	0.39%
Investment securities (2)	632,007	10,730	3.40%	625,159	11,855	3.79%
Loans (2),(3)	1,680,561	43,473	5.12%	1,646,834	44,953	5.43%
Allowance for loan losses	(54,380)			(64,053)
Total interest earning-assets	$2,279,515	$54,253	4.60%	$2,246,035	$56,883	4.89%

Noninterest-earning assets	171,450			162,044
Total assets	$2,450,965			$2,408,079

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$765,466	$1,926	0.51%	$698,922	$2,287	0.66%
Interest-bearing demand	107,044	293	0.55%	—	—	0.00%
Savings	10,632	6	0.11%	9,618	10	0.21%
Eurodollar	—	—	0.00%	95,433	356	0.74%
Certificates of deposit
Brokered under $100,000	—	—	0.00%	10	—	1.37%
Reciprocal	92,080	228	0.50%	123,391	407	0.67%
Under $100,000	32,554	109	0.67%	40,035	200	1.01%
$100,000 and over	166,480	635	0.77%	230,941	1,124	0.98%
Total interest-bearing deposits	$1,174,256	$3,197	0.55%	$1,198,350	$4,384	0.74%
Other borrowings
Securities sold under agreements to repurchase	128,283	204	0.31%	158,826	416	0.52%
Other short-term borrowings	67,745	104	0.30%	7,032	9	0.25%
Long-term debt	93,150	3,004	6.38%	93,150	2,984	6.37%
Total interest-bearing liabilities	$1,463,434	$6,509	0.89%	$1,457,358	$7,793	1.07%
Noninterest-bearing demand accounts	715,844			719,314
Total deposits and interest-bearing liabilities	2,179,278			2,176,672
Other noninterest-bearing liabilities	38,141			24,268
Total liabilities	2,217,419			2,200,940
Total equity	233,546			207,139
Total liabilities and equity	$2,450,965			$2,408,079
Net interest income - taxable equivalent		$47,744			$49,090
Net interest spread			3.71%			3.82%
Net interest margin			4.21%			4.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	155.76%			154.12%

(1)          Average yield or cost for the three and six months ended June 30, 2012 and 2011 has been annualized, and is not necessarily indicative of results for the entire year.

(2)          Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)          Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2012 decreased $0.6 million and $1.3 million to $24.1 million and $47.7 million, respectively.  Average interest-earning assets for the three and six months ended June 30, 2012 increased $65.7 million and $33.5 million, respectively, to $2.3 billion primarily due to growth in average net loans of $73.5 million and $43.4 million, respectively.  The positive effect of interest-earning asset growth on the net interest margin was muted by lower yields.  During the three and six months ended June 30, 2012, average yields on average interest-earning assets decreased 31 basis points (0.31%) and 29 basis points, respectively, over the comparable prior year periods.

Including noninterest bearing deposits, the Company’s overall deposit interest cost was 33 basis points and 34 basis points for the three and six months ended June 30, 2012, down from 45 basis points and 46 basis points during the comparable periods in 2011, respectively.  Rates on average interest-bearing liabilities for the three and six months ended June 30, 2012 decreased 18 basis points to 0.87% and 0.89%, respectively, from the comparable prior year periods, driven by lower CD rates.

On June 7, 2012, the Board of Governors of the Federal Reserve System announced new capital rules incorporating certain Basel III capital standards into U.S. regulation.  One proposed change is the elimination over time of TPS issued as a form of Tier 1 capital.  The Company expects that many issuers of TPS will begin calling these outstanding instruments.  The Company has historically invested in TPS within its investment portfolio and had an average of $95.2 million of TPS outstanding through the first six months of 2012.  TPS generally have a higher yield than other security types and as the TPS are called, the Company’s reinvestment yield on alternative investments may be lower than the yield on the TPS.  This may put downward pressure on net interest income and the net interest margin if lower yielding assets are acquired in the place of TPS.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
NONINTEREST INCOME
Service charges	$1,223	$1,224	$(1)	(0.1)	$2,468	$2,463	$5	0.2
Investment advisory and trust income	1,253	1,543	(290)	(18.8)	2,484	2,969	(485)	(16.34)
Insurance income	3,400	3,288	112	3.4	6,839	6,681	158	2.36
Investment banking income	148	857	(709)	(82.7)	222	1,601	(1,379)	(86.13)
Other income	1,729	1,878	(149)	(7.9)	3,951	3,108	843	27.12
Total noninterest income	$7,753	$8,790	$(1,037)	(11.8)	$15,964	$16,822	$(858)	(5.10)

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

Investment Advisory and Trust Income.  Investment advisory and trust income decreased $0.3 million and $0.5 million during the three and six months ended June 30, 2012, respectively, over the comparable prior year periods.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  At June 30, 2012, discretionary AUM, comprised primarily of equity securities, decreased $89.0 million to $743.7 million from $832.7 million one year earlier.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and P&C. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the volume and size of transactions that have been closed.  Revenue from benefits consulting and P&C is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income was stable for the three and six months ended June 30, 2012 compared to the same prior year periods.

For the three and six months ended on June 30, 2012 and 2011, insurance revenues were earned from the following product lines:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Wealth transfer and executive compensation	24.4%	23.7%	26.7%	23.4%
Benefits consulting	35.7%	31.2%	33.7%	29.4%
Property and casualty	38.3%	43.2%	38.4%	45.2%
Fee income	1.6%	1.9%	1.2%	2.0%
	100.0%	100.0%	100.0%	100.0%

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the three and six months ended June 30, 2012, decreased $0.7 million and $1.4 million, respectively, from the prior year periods as a significant number of deals closed in the fourth quarter of 2011, reducing the pipeline of active deals.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended June 30, 2012 remained relatively consistent with the comparable prior year period.   The $0.8 million increase in other income for the six months ended June 30, 2012 compared to the same period in 2011, is primarily due to revenue gains from equity method investments.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,746	$15,953	$(1,207)	(7.6)	$30,319	$30,676	$(357)	(1.2)
Share-based compensation expense	516	341	175	51.3	1,005	765	240	31.4
Occupancy expenses, premises and equipment	3,426	3,322	104	3.1	6,959	6,676	283	4.2
Amortization of intangibles	159	159	—	—	319	319	—	—
FDIC and other assessments	390	934	(544)	(58.2)	881	2,274	(1,393)	(61.3)
Other real estate owned and loan workout costs	761	640	121	18.9	1,337	1,833	(496)	(27.1)
Net OTTI on securities recognized in earnings	7	137	(130)	(94.9)	262	371	(109)	(29.4)
Loss on securities, other assets and OREO	522	806	(284)	(35.2)	720	1,934	(1,214)	(62.8)
Other operating expenses	3,323	2,961	362	12.2	6,694	5,856	838	14.3
Total noninterest expenses	$23,850	$25,253	$(1,403)	(5.6)	$48,496	$50,704	$(2,208)	(4.4)

Salaries and Employee Benefits.  Salaries and employee benefits decreased $1.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The decrease for the three months ended June 30, 2012 is primarily due to a reduction in bonus accruals and a decline in vacation and self-insurance expense.  Lower claims on the Company’s self-insured plan were the primary contributor to the $0.4 million year-to-date decline in salaries and employee benefits.  Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year.  The Company’s full-time equivalent employees decreased to 527 at June 30, 2012 from 547 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and six months ended June 30, 2012 compared to the prior year periods due to additional restricted stock issued during the first quarter of 2012.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.1 million and $0.3 million during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, largely due to depreciation on new software and hardware and system maintenance contract expenses.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC assessment calculations and base rates changed in the second quarter of 2011, resulting in reduced deposit insurance costs.  FDIC and other assessments decreased $0.5 million and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to the prior year periods.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO reflected a slight increase of $0.1 million during the three months ended June 30, 2012 compared to the same prior year period.  During the six months ended June 30, 2012, workout costs decreased $0.5 million from the prior year period.  These costs are directly correlated to levels of nonperforming assets during these periods and consistent with the decrease of $26.5 million or 41% in nonperforming assets to $38.6 million at June 30, 2012 from $65.1 million one year earlier.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities represent credit losses recognized on available for sale securities.  OTTI recognized during the three and six months ended June 30, 2012 and 2011 relate to private-label MBS that are credit impaired.

Loss on Securities, Other Assets, and OREO. Loss on securities, other assets and OREO recognized for the periods presented were comprised of the following:

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
OREO	$1,070	$1,457	$(387)	(26.6)	$1,489	$2,558	$(1,069)	(41.8)
Investment securities	(548)	(651)	103	(15.8)	(769)	(651)	(118)	18.1
Other	—	—	—	—	—	27	(27)	(100.0)
	$522	$806	$(284)	(35.2)	$720	$1,934	$(1,214)	(62.8)

OREO losses recognized during the six months ended June 30, 2012 are comprised of valuation adjustments of $1.2 million on OREO currently held and $0.3 million on OREO sales. Of the $1.2 million in valuation adjustments recorded, $0.9 million relates to the Company’s largest OREO property located in Colorado.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three and six months ended June 30, 2012 increased $0.4 million and $0.8 million, respectively, compared to the prior year period.  The increase is attributed to higher marketing expense and certain banking product service contracts.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
(in thousands)	2012	2011	(decrease)	2012	2011	(decrease)

Provision for loan losses	$(1,820)	$1,982	$(3,802)	$(1,890)	$3,622	$(5,512)
Provision for credit losses (included in other expenses)	—	—	—	—	—	—
Total provision for loan and credit losses	$(1,820)	$1,982	$(3,802)	$(1,890)	$3,622	$(5,512)

The provision for loan and credit losses decreased $3.8 million and $5.5 million during the three and six months ended June 30, 2012, respectively, over the comparable prior year periods.  This is primarily attributable to an overall improvement in credit quality.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At June 30, 2012, the allowance for loan and credit losses decreased to 2.89% of total loans from 3.40% at December 31, 2011, and 3.74% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 205% at June 30, 2012 from 204% at December 31, 2011 and 150% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as a whole, negative economic trends could adversely affect future earnings and asset quality.

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

During the three and six months ended June 30, 2012, the Company had net recoveries of $0.1 million and $2.6 million in net charge-offs, respectively.  The declining trend in net charge-offs is consistent with the decrease in quarterly loan loss provision and the continued improvement in credit quality during the same period.

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

(in thousands)	Six months ended June 30, 2012	Year ended December 31, 2011	Six months ended June 30, 2011

Balance of allowance for loan losses at beginning of period	$55,629	$65,892	$65,892
Charge-offs:
Commercial	(835)	(4,559)	(2,354)
Real estate — mortgage	(1,027)	(7,064)	(2,227)
Land acquisition & development	(2,239)	(1,635)	(1,233)
Real estate — construction	(337)	(5,118)	(3,285)
Consumer	(701)	(309)	(200)
Other	(12)	(61)	—
Total charge-offs	(5,151)	(18,746)	(9,299)
Recoveries:
Commercial	1,404	1,377	759
Real estate — mortgage	400	1,472	477
Land acquisition & development	607	1,216	378
Real estate — construction	—	132	16
Consumer	102	281	75
Other	—	3	—
Total recoveries	2,513	4,481	1,705
Net charge-offs	(2,638)	(14,265)	(7,594)
Provision for loan losses charged to operations	(1,890)	4,002	3,622
Balance of allowance for loan losses at end of period	$51,101	$55,629	$61,920

Balance of allowance for credit losses at beginning of period	$35	$61	$61
Provision for credit losses charged to operations	—	(26)	—
Balance of allowance for credit losses at end of period	$35	$35	$61

Total provision for loan and credit losses charged to operations	$(1,890)	$3,976	$3,622

Ratio of net charge-offs to average loans	0.16%	0.86%	0.46%

Average loans outstanding during the period	$1,680,561	$1,651,247	$1,648,368

Allowance for loan and credit losses	$51,136	$55,664	$61,981

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

(in thousands)	At June 30, 2012	At December 31, 2011	At June 30, 2011
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$—	$212	$360
Nonaccrual loans:
Commercial	3,069	3,105	7,112
Real estate - mortgage	13,536	9,295	15,714
Land acquisition & development	6,282	5,112	6,349
Real estate - construction	1,228	6,985	9,178
Consumer and other	835	2,527	2,647
Total nonaccrual loans	24,950	27,024	41,000
Total nonperforming loans	24,950	27,236	41,360
OREO and repossessed assets	13,651	18,502	23,748
Total nonperforming assets	$38,601	$45,738	$65,108

Allowance for loan losses	$51,101	$55,629	$61,920
Allowance for credit losses	35	35	61
Allowance for loan and credit losses	$51,136	$55,664	$61,981
Nonperforming assets to total assets	1.53%	1.89%	2.69%
Nonperforming loans to total loans	1.41%	1.66%	2.50%
Nonperforming loans and OREO to total loans and OREO	2.17%	2.76%	3.87%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.89%	3.40%	3.74%
Allowance for loan and credit losses to nonperforming loans	204.95%	204.38%	149.86%

Approximately 55% or $21.2 million of nonperforming assets of $38.6 million at June 30, 2012 were concentrated in Arizona, while the remaining 45% or $17.4 million were in Colorado.  OREO and repossessed assets represent 35% of total nonperforming assets with the remaining 65% comprised of nonperforming loans.  Nonperforming loans of $25.0 million are concentrated primarily within the real estate — mortgage (54%), land A&D (25%), and Commercial (12%) loan segments.  Nonperforming assets have decreased steadily since peaking in the fourth quarter of 2009.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Certain financial metrics and discussion of the results for the three and six months ended June 30, 2012 and 2011, of each operating segment, are presented below.

COMMERCIAL BANKING	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$24,993	$25,577	$(584)	(2.3)%	$49,656	$51,014	$(1,358)	(2.7)%
Provision for loan losses	(1,841)	584	(2,425)	(415.2)%	(1,204)	1,911	(3,115)	(163.0)%
Noninterest income	2,965	3,065	(100)	(3.3)%	6,395	5,524	871	15.8%
Noninterest expense	7,424	7,526	(102)	(1.4)%	17,072	15,624	1,448	9.3%
Provision for income taxes	8,161	7,409	752	(10.1)%	14,684	14,361	323	2.2%
Net income before management fees and overhead	14,214	13,123	1,091	8.3%	25,499	24,642	857	3.5%
Management fees and overhead allocations, net of tax	5,377	5,213	164	3.1%	10,095	11,358	(1,263)	(11.1)%
Net income	$8,837	$7,910	$927	11.7%	$15,404	$13,284	$2,120	16.0%

Other information
Full-time equivalent employees	203.2	207.9			204.6	206.9

Earnings for the Commercial Banking segment during the three and six months ended June 30, 2012, increased $0.9 million and $2.1 million, respectively, compared to the same periods in 2011, primarily the result of a decrease in provision for loan losses.  The provision decline relates directly to the Company’s early efforts to proactively reserve for problem loans when repayment risks were first identified.  Since 2009, the Company has taken deliberate action to reduce high-risk loan concentrations and improve overall asset quality.  Provision expense has decreased each quarter since peaking in the second quarter of 2009.  Offsetting the provision effects were decreases in net interest income for the current quarter and year to date periods as a result of lower overall yield on interest-earning assets, down 31 basis points and 29 basis points, respectively.  Noninterest expense for the first six months of 2012 was higher than the prior year period due to salary, bonus and employee benefit increases.

INVESTMENT BANKING	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$1	$2	$(1)	(50.0)%	$4	$5	$(1)	(20.0)%
Noninterest income	148	857	(709)	(82.7)%	222	1,601	(1,379)	(86.1)%
Noninterest expense	823	980	(157)	(16.0)%	1,694	1,873	(179)	(9.6)%
Benefit for income taxes	(260)	(52)	(208)	(400.0)%	(563)	(110)	(453)	(411.8)%
Net loss before management fees and overhead	(414)	(69)	(345)	(500.0)%	(905)	(157)	(748)	(476.4)%
Management fees and overhead allocations, net of tax	41	36	5	13.9%	81	71	10	14.1%
Net loss	$(455)	$(105)	$(350)	(333.3)%	$(986)	$(228)	$(758)	(332.5)%

Other information
Full-time equivalent employees	18.6	19.9			18.8	19.2

Net loss for the Investment Banking segment increased $0.4 million and $0.8 million for the three and six month periods ended June 30, 2012, respectively, compared to the year earlier periods.  No success fees were recorded in the first half of 2012.  A significant number of engagements closed in the fourth quarter of 2011 and the segment continues to rebuild its active engagement portfolio.

WEALTH MANAGEMENT	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$(13)	$(11)	$(2)	(18.2)%	$(21)	$(24)	$3	12.5%
Noninterest income	2,134	2,381	(247)	(10.4)%	4,395	4,661	(266)	(5.7)%
Noninterest expense	2,459	2,388	71	3.0%	4,843	4,776	67	1.4%
Benefit for income taxes	(140)	(14)	(126)	(900.0)%	(184)	(68)	(116)	(170.6)%
Net loss before management fees and overhead	(198)	(4)	(194)	NM	(285)	(71)	(214)	(301.4)%
Management fees and overhead allocations, net of tax	161	157	4	2.5%	326	308	18	5.8%
Net loss	$(359)	$(161)	$(198)	(123.0)%	$(611)	$(379)	$(232)	(61.2)%

Other information
Full-time equivalent employees	53.5	56.6			53.2	56.9

Net loss for the Wealth Management segment increased $0.2 million for the three and six month periods ended June 30, 2012, compared to the year earlier periods.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the equity markets.  Discretionary AUM at June 30, 2012 was $743.7 million, a decrease of $89.0 million or 10.7% from a year ago.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale.  Whole life products generally require large, up-front cash premiums and in recent years revenues have been lower than historical standards due to broader economic uncertainties.  For the six months ended June 30, 2012, the insurance revenues for the segment remained stable over prior year.

INSURANCE	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$1	$(1)	$2	200.0%	$1	$(3)	$4	—
Noninterest income	2,517	2,450	67	2.7%	4,927	4,989	(62)	(1.2)%
Noninterest expense	2,318	2,307	11.5%		4,646	4,668	(22)	(.5)%
Provision for income taxes	81	58	23	39.7%	117	129	(12)	(9.3)%
Net income before management fees and overhead	119	84	35	41.7%	165	189	(24)	(12.7)%
Management fees and overhead allocations, net of tax	107	87	20	23.0%	210	173	37	21.4%
Net income (loss)	$12	$(3)	$15	500.0%	$(45)	$16	$(61)	(381.3)%

Other information
Full-time equivalent employees	53.4	52.9			53.5	52.2

Earnings for the three and six months ended June 30, 2012 were relatively neutral compared to the prior year periods.  For the current quarter, revenue compared to the prior year period increased due to continued revenue gains from the Employee Benefits division offset by declines relating to attrition in the P&C business.  Year-to-date revenue declines were attributed to P&C offset in large part by gains from the Employee Benefits business.

Employee benefits sales commissions have faced pressure in recent quarters as clients have responded to the economy by reducing headcount and reducing coverage.  P&C commissions have also faced longstanding downward pressure as a soft premium environment persists, and clients have changed limits as revenues, payrolls and property valuations have declined.

The P&C industry continues to experience a soft premium market and revenue gains are largely dependent on volume growth.  The Employee Benefits business remains attentive to industry developments as healthcare legislation and the potential impact on its current and prospective clients.

CORPORATE SUPPORT	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$(1,358)	$(1,236)	$(122)	(9.9)%	$(2,713)	$(2,417)	$(296)	(12.2)%
Provision for loan losses	21	1,398	(1,377)	(98.5)%	(686)	1,711	(2,397)	(140.1)%
Noninterest income	(11)	37	(48)	(129.7)%	25	47	(22)	(46.8)%
Noninterest expense	10,826	12,052	(1,226)	(10.2)%	20,241	23,763	(3,522)	(14.8)%
Benefit for income taxes	(4,645)	(5,354)	709	13.2%	(8,459)	(10,306)	1,847	17.9%
Net loss before management fees and overhead	(7,571)	(9,295)	1,724	18.5%	(13,784)	(17,538)	3,754	21.4%
Management fees and overhead allocations, net of tax	(5,686)	(5,493)	(193)	(3.5)%	(10,712)	(11,910)	1,198	10.1%
Net loss	$(1,885)	$(3,802)	$1,917	50.4%	$(3,072)	$(5,628)	$2,556	45.4%

Other information
Full-time equivalent employees	196.4	208.6			199.5	209.0

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

Net loss for the Corporate Support and Other segment decreased $1.9 million and $2.6 million for the respective three and six month comparable periods ended June 30, 2012 and 2011.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt. The decrease in net interest income is attributable to a decrease in interest income on a loan portfolio purchased from the Bank in 2009 and held at the Parent.

The provision for loan losses relates to the non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Noninterest expense decreases during the three and six months ended June 30, 2012 compared to prior year periods were primarily attributed to lower bonus compensation expense, loan workout expenses and OREO losses.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2012:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$13,245	$—	$—	$—	$13,245
FHLB line of credit (1)	61,000	—	—	—	61,000
Repurchase agreements (1)	127,144	—	—	—	127,144
Operating lease obligations	5,752	10,487	7,790	5,651	29,680
Long-term debt obligations (2)	6,016	29,332	7,192	114,252	156,792
Preferred Stock, Series C dividend (3)	2,868	5,737	59,517	—	68,122
Supplemental executive retirement plan	4,798	—	—	—	4,798
Total contractual obligations	$220,823	$45,556	$74,499	$119,903	$460,781

(1)          Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)          Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $6.0 million due “Within one year”, $8.4 million due “After one but within three years”, $7.2 million due “After three but within five years” and $42.1 million due “After five years.”  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2012, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$415,012	$83,183	$18,671	$2,146	$519,012
Standby letters of credit	32,623	8,275	—	—	40,898
Commercial letters of credit	1,175	—	3,250	—	4,425
Unfunded commitments for unconsolidated investments	6,021	—	—	—	6,021
Company guarantees	1,403	—	—	—	1,403
Total commitments	$456,234	$91,458	$21,921	$2,146	$571,759

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

Approximately $36.5 million of total loan commitments at June 30, 2012 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to a counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2012 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $53.9 million at June 30, 2012, compared to $59.2 million at December 31, 2011. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to deposit ratio increased to 90.7% at June 30, 2012, from 85.4% at December 31, 2011. At June 30, 2012, the Company had $74.2 million in outstanding wholesale borrowings, up from $20.0 million at December 31, 2011, primarily due to an increase in the loans to deposit ratio.  Average wholesale borrowings were $67.7 million during the six months ended June 30, 2012, an increase from the 2011 fiscal year average of $14.1 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2012, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2012, totaled $497.9 million.  Available funding is comprised of $151.8 million through the unsecured federal fund lines and $346.1 million in secured FHLB borrowing capacity. The Company had $89.3 million in securities available to be pledged as collateral for additional FHLB borrowings at June 30, 2012.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At June 30, 2012, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2012, the holding company had a liquidity position that exceeds the policy limit and we believe the Company has the ability to continue paying dividends.

At June 30, 2012, shareholders’ equity totaled $243.4 million, a $23.4 million increase from December 31, 2011.  The increase was primarily due to an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share completed during the first quarter of 2012.  The net proceeds to the Company, net of underwriting discounts, commissions and selling costs were $11.8 million.  Also contributing to the increase was a $1.0 million increase in common surplus relating to stock-based compensation, sales of stock under the ESPP plan and stock exercises; an increase of $2.4 million in accumulated other comprehensive income associated with changes in the fair value of derivatives and available for sale securities; and net income of $10.7 million for the six months ended June 30, 2012.  Offsetting these increases were common and preferred dividends of $2.6 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2012, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio of 13.7%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2012, was 15.0% and its Total Capital ratio 17.3%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.  In June 2012, the Board of Governors of the Federal Reserve Bank, the FDIC, and the OCC approved three notices of proposed rulemaking NPRs that would significantly revise the regulatory capital requirements, implement the Basel III capital reforms and incorporate various Dodd Frank capital provisions.  The Company is currently evaluating the effect these NPRs will have on the Company.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2012, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II.  OTHER INFORMATION

Item 1A.                                                  Risk Factors

Recently proposed Basel capital standards may negatively impact our profitability, lending and our ability to pay common stock dividends.

On June 7, 2012, the Board of Governors of the Federal Reserve System announced Notices of Proposed Rulemaking (NPRs) for three sets of capital rules that translate the Basel III capital rules into U.S. regulation.  The Basel III capital standards substantially increase the complexity of capital calculations and the amount of required capital to be maintained.  Specifically, Basel III reduces the items that count as capital, establishes higher capital ratios for all banks and increases risk weighted assets.  The potential impact of Basel III includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements.  The cost of implementation and ongoing compliance with Basel III may also negatively impact overhead costs.  To the extent the Company is required to increase capital in the future to comply with Basel III, existing shareholders may be diluted and/or our ability to pay common stock dividends may be reduced.

Item 6.                                                           Exhibits

Exhibits and Index of Exhibits.

10.1                           Incentive compensation guidelines for named executive officers.*

31.1                           Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1                           Section 1350 Certification of the Chief Executive Officer.

32.2                           Section 1350 Certification of the Chief Financial Officer.

101                              Interactive data files formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.  Includes the following financial information included in CoBiz Financial Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income and Comprehensive Income, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

* Incorporated by reference from the registrants current report on Form 8-K, as filed on June 12, 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 27, 2012	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 27, 2012	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer