Form 10-Q
period 2012-09-30
COBIZ FINANCIAL INC
filed 2012-10-26
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

There were 39,731,703 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 22, 2012.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At September 30, 2012 and December 31, 2011

(unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$45,336	$39,148
Interest-bearing deposits and federal funds sold	11,912	20,062
Total cash and cash equivalents	57,248	59,210

Investment securities available for sale (cost of $573,278 and $613,264, respectively)	592,134	623,522
Investment securities held to maturity (fair value of $218 and $238, respectively)	212	232
Other investments	8,884	9,554
Total investments	601,230	633,308

Loans - net of allowance for loan losses of $46,437 and $55,629, respectively	1,764,970	1,581,795
Intangible assets - net of amortization of $5,800 and $5,189, respectively	3,148	3,399
Bank-owned life insurance	40,722	39,767
Premises and equipment - net of depreciation of $34,536 and $32,320, respectively	7,289	8,388
Accrued interest receivable	9,068	8,273
Deferred income taxes, net	30,505	33,018
Other real estate owned - net of valuation allowance of $8,257 and $7,668, respectively	13,619	18,502
Other	32,155	37,844
TOTAL ASSETS	$2,559,954	$2,423,504

Liabilities
Deposits
Noninterest-bearing demand	$823,363	$720,813
Interest-bearing demand	117,915	10,385
NOW and money market	813,202	773,826
Savings	10,659	10,631
Eurodollar	—	97,748
Certificates of deposits	283,637	305,003
Total deposits	2,048,776	1,918,406
Securities sold under agreements to repurchase	124,836	127,948
Other short-term borrowings	—	20,000
Accrued interest and other liabilities	42,162	43,918
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,308,924	2,203,422

Commitments and contingencies

Shareholders’ Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; 39,729,306 and 37,089,753 issued and outstanding, respectively	390	368
Additional paid-in capital	235,639	222,200
Accumulated earnings (deficit)	9,362	(3,571)
Accumulated other comprehensive income, net of income tax of $3,456 and $666, respectively	5,638	1,084
TOTAL SHAREHOLDERS’ EQUITY	251,030	220,082
TOTAL LIABILITIES AND EQUITY	$2,559,954	$2,423,504

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and nine months ended September 30, 2012 and 2011

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$21,895	$22,186	$64,571	$66,657
Interest and dividends on investment securities:
Taxable securities	4,457	5,337	15,001	17,035
Nontaxable securities	3	2	11	9
Dividends on securities	68	59	226	176
Interest on federal funds sold and other	26	28	76	103
Total interest income	26,449	27,612	79,885	83,980
INTEREST EXPENSE:
Interest on deposits	1,546	1,896	4,743	6,280
Interest on short-term borrowings and securities sold under agreements to repurchase	137	225	445	650
Interest on subordinated debentures	1,519	1,517	4,523	4,501
Total interest expense	3,202	3,638	9,711	11,431
NET INTEREST INCOME BEFORE PROVISION	23,247	23,974	70,174	72,549
Provision for loan losses	(2,506)	—	(4,396)	3,622
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,753	23,974	74,570	68,927
NONINTEREST INCOME:
Service charges	1,218	1,274	3,686	3,737
Investment advisory and trust income	1,450	1,291	3,934	4,260
Insurance income	2,971	2,952	9,810	9,633
Investment banking income	253	205	475	1,806
Other income	1,345	329	5,296	3,437
Total noninterest income	7,237	6,051	23,201	22,873
NONINTEREST EXPENSE:
Salaries and employee benefits	15,296	14,584	46,620	46,025
Occupancy expenses, premises and equipment	3,398	3,358	10,357	10,034
Amortization of intangibles	292	160	611	479
FDIC and other assessments	456	627	1,337	2,901
Other real estate owned and loan workout costs	477	821	1,814	2,654
Net other than temporary impairment losses on securities recognized in earnings	35	136	297	507
Loss on securities, other assets and other real estate owned	30	720	750	2,654
Other	3,030	2,824	9,724	8,680
Total noninterest expense	23,014	23,230	71,510	73,934
INCOME BEFORE INCOME TAXES	9,976	6,795	26,261	17,866
Provision for income taxes	3,627	2,352	9,222	6,358
NET INCOME	$6,349	$4,443	$17,039	$11,508

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on securities	2,313	(2,732)	5,332	(263)
Unrealized loss on derivatives	(156)	(3,723)	(778)	(4,451)
OTHER COMPREHENSIVE INCOME (LOSS)	2,157	(6,455)	4,554	(4,714)
COMPREHENSIVE INCOME (LOSS)	$8,506	$(2,012)	$21,593	$6,794

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,632	$1,908	$14,888	$7,078

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.05	$0.38	$0.19
Diluted	$0.14	$0.05	$0.38	$0.19

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(unaudited)

	For the nine months ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,039	$11,508
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	2,556	1,866
Depreciation and amortization	3,049	2,770
Amortization of net loan fees	(648)	(422)
Provision for loan and credit losses	(4,396)	3,622
Stock-based compensation	1,510	1,137
Federal Home Loan Bank stock dividend	(59)	(8)
Deferred income taxes	(693)	650
Increase in cash surrender value of bank-owned life insurance	(955)	(896)
Supplemental executive retirement plan	181	99
Net losses on asset valuations and disposals	1,047	3,161
Other operating activities, net	(1,430)	186
Changes in operating assets and liabilities:
Accrued interest and other liabilities	(5,080)	(1,519)
Accrued interest receivable	(795)	129
Other assets	8,837	564
Net cash provided by operating activities	20,163	22,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(2,706)	(3,315)
Proceeds from other investments	3,771	1,881
Purchases of investment securities available for sale	(148,043)	(158,532)
Proceeds from sale of investment securities available for sale	7,206	8,916
Maturities of investment securities available for sale	178,882	160,056
Maturities of investment securities held to maturity	20	22
Restricted cash	(5)	7,359
Purchase of bank-owned life insurance	—	(2,486)
Net proceeds from sale of loans, OREO and repossessed assets	5,603	10,346
Loan originations and repayments, net	(180,564)	(34,892)
Purchase of premises and equipment	(1,258)	(1,385)
Other investing activities, net	(358)	10
Net cash used in investing activities	(137,452)	(12,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	151,736	81,474
Net decrease in certificates of deposits	(21,366)	(90,325)
Net increase (decrease) in short-term borrowings	(20,000)	60,361
Net decrease in securities sold under agreements to repurchase	(3,112)	(25,813)
Proceeds from issuance of common stock, net	12,206	362
Proceeds from issuance of series C preferred stock, net	—	57,346
Redemption of TARP preferred stock	—	(64,450)
Dividends paid on common stock	(1,954)	(1,102)
Dividends paid on preferred stock	(2,151)	(2,394)
Other financing activities, net	(32)	(14)
Net cash provided by financing activities	115,327	15,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,962)	26,272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,210	24,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,248	$50,438

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The consolidated financial statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; FDL; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

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

The following table summarizes the Company’s assets, commitments and loss exposure on VIEs.

	At September 30, 2012
(in thousands)	Balance	Balance Sheet Classification
Investments in limited partnerships:
Assets	$8,890	Other assets
Commitments	6,021	Commitments and contingencies
Maximum exposure to loss	14,911

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

	Nine months ended
	September 30,
(in thousands)	2012	2011
Cash paid (received) during the period for:
Interest	$9,503	$11,855
Income taxes	(3,013)	6,857

Other noncash activities:
Trade date accounting for investment securities	1,011	—
Loans transferred to held for sale	2,171	4,278
Loans transferred to OREO and repossessed assets	264	5,780
Financed sales of OREO and loans held for sale	—	660

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

Loans held for investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in the common shareholder basic earnings per share for the three and nine months ended September 30, 2012 and 2011. The weighted average shares outstanding used in the calculation of basic and diluted loss per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share amounts)	2012	2011	2012	2011
Net income	$6,349	$4,443	$17,039	$11,508
Preferred stock dividends	(717)	(2,535)	(2,151)	(4,430)
Net income available to common shareholders	5,632	1,908	14,888	7,078
Dividends and undistributed earnings allocated to participating securities	(94)	(8)	(219)	(56)
Net income available to basic common shares (1)	$5,538	$1,900	$14,669	$7,022

Weighted average common shares - issued	39,706,862	37,042,719	38,977,807	37,005,380
Average unvested restricted share awards	(678,527)	(295,229)	(592,426)	(336,148)
Weighted average common shares outstanding - basic	39,028,335	36,747,490	38,385,382	36,669,232
Effect of dilutive stock options and awards outstanding	93,526	102,366	42,079	154,573
Weighted average common shares outstanding - diluted	39,121,861	36,849,856	38,427,461	36,823,805
Weighted average antidilutive common shares outstanding (2)	2,360,825	3,400,827	2,855,022	3,258,673

Basic earnings per share	$0.14	$0.05	$0.38	$0.19
Diluted earnings per share	$0.14	$0.05	$0.38	$0.19
Dividends declared per share	$0.02	$0.01	$0.05	$0.03

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Other comprehensive income (loss) items:
Unrealized gain (loss) on available for sale securities	$3,321	$(4,538)	$8,229	$(756)
Reclassification for (gain) loss to operations	167	182	(339)	(98)

Change in OTTI-related component of unrealized gain (loss)	242	(50)	709	430

Unrealized loss on derivatives	(770)	(6,416)	(2,780)	(8,315)
Reclassification for loss to operations	519	410	1,525	1,135
	3,479	(10,412)	7,344	(7,604)

Deferred tax benefit (expense):
Unrealized gain (loss) on available for sale securities	(1,262)	1,724	(3,127)	287
Reclassification for (gain) loss to operations	(63)	(69)	129	37

Change in OTTI-related component of unrealized gain (loss)	(92)	19	(269)	(163)

Unrealized loss on derivatives	293	2,439	1,057	3,160
Reclassification for loss to operations	(198)	(156)	(580)	(431)
	(1,322)	3,957	(2,790)	2,890
Other comprehensive income (loss), net of tax	$2,157	$(6,455)	$4,554	$(4,714)

(in thousands)	Available for sale securities	Derivatives designated as hedging instruments	Accumulated other comprehensive income
Balance at December 31, 2011	$6,359	$(5,275)	$1,084
Net change	5,332	(778)	4,554
Balance at September 30, 2012	$11,691	$(6,053)	$5,638

5. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At September 30, 2012				At December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities:
Mortgage-backed securities	$383,372	$13,821	$—	$397,193	$408,963	$11,650	$61	$420,552
U.S. government agencies	17,993	60	—	18,053	43,915	290	—	44,205
Trust preferred securities	73,872	2,907	234	76,545	98,997	2,193	2,172	99,018
Corporate debt securities	94,513	2,969	242	97,240	57,317	338	838	56,817
Private-label MBS	2,599	110	548	2,161	3,137	—	1,147	1,990
Municipal securities	929	13	—	942	935	5	—	940
Total	$573,278	$19,880	$1,024	$592,134	$613,264	$14,476	$4,218	$623,522
Held to maturity securities:
Mortgage-backed securities	$212	$6	$—	$218	$232	$6	$—	$238

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$4,656	$5,722	$7,206	$8,916
Gain (loss)	(133)	(46)	636	605

The amortized cost and estimated fair value of investments in debt securities at September 30, 2012, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(in thousands)	cost	value	cost	value
Due in one year or less	$5,015	$5,041	$—	$—
Due after one year through five years	82,621	84,825	—	—
Due after five years through ten years	25,800	26,370	—	—
Due after ten years	73,871	76,544	—	—
Mortgage-backed securities	385,971	399,354	212	218
	$573,278	$592,134	$212	$218

Investment securities with an approximate fair value of $153.0 million and $181.0 million were pledged to secure public deposits of $130.1 million and $102.3 million at September 30, 2012 and December 31, 2011, respectively.  Securities sold under agreements to repurchase of $124.8 million and $127.9 million at September 30, 2012 and December 31, 2011, respectively, consisted primarily of mortgage-backed securities with an estimated fair value of $136.8 million and $138.8 million, respectively.

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

There were 14 and 49 securities in the tables below at September 30, 2012 and December 31, 2011, respectively, in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
September 30, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Trust preferred securities	$9,580	$200	$1,349	$34	$10,929	$234
Corporate debt securities	—	—	9,170	242	9,170	242
Private-label MBS	—	—	1,796	548	1,796	548
Total	$9,580	$200	$12,315	$824	$21,895	$1,024

	Less than 12 months		12 months or greater		Total
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Mortgage-backed securities	$31,855	$61	$—	$—	$31,855	$61
Trust preferred securities	39,838	2,008	1,246	164	41,084	2,172
Corporate debt securities	25,048	634	4,796	204	29,844	838
Private-label MBS	—	—	1,990	1,147	1,990	1,147
Total	$96,741	$2,703	$8,032	$1,515	$104,773	$4,218

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

The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three and nine months ended September 30, 2012 and 2011.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$2,815	$2,153	$2,553	$1,782
Additions:
Additional credit impairment	35	136	297	507
Ending balance	$2,850	$2,289	$2,850	$2,289

During the three and nine months ended September 30, 2012 and 2011, the Company recognized credit related OTTI in earnings on two private-label MBS.  In determining the credit loss, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider current and future delinquencies, default rates and loss severities) and prepayments. The expected cash flows of the security are then discounted to arrive at a present value amount.

At September 30, 2012, gross unrealized losses of $0.5 million on private-label MBS were recognized in other comprehensive income.

The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings during the nine months ended September 30, 2012.  A range of inputs is provided for securities with multiple impairments during the nine months ended, September 30, 2012.

Inputs	Security #1	Security #2
Prepayment speed (CPR) (1)	0.4 - 3.9%	0.2 - 4.3%
Default rate (CDR) (2)	6.2 - 6.3%	3.8 - 5.2%
Severity (3)	50.3 - 54.1%	48.5 - 49.9%

Credit impairment (in thousands)	$266	$31

(1) Estimated prepayments as a percentage of outstanding loans

(2) Estimated default rate as a percentage of outstanding loans

(3) Estimated loss rate on collateral liquidations

Certain characteristics of the loans underlying the impaired private-label MBS are included in the following table, at September 30, 2012.

	Underlying Loan Characteristics
	Security #1	Security #2	Security #3
Amortized cost (in thousands)	$254	$582	$1,763
Estimated fair value (in thousands)	$364	$251	$1,546

Purpose:
Purchase	64.1%	62.6%	65.8%
Equity take out	31.7%	30.3%	8.5%
Refinance	4.3%	7.1%	25.7%

Type:
Single family	66.6%	57.7%	70.0%
2-4 family	8.5%	7.0%	0.5%
Condominium	1.9%	7.2%	28.5%
Planned unit development	22.9%	27.6%	0.8%

Owner occupied	100.0%	90.5%	91.1%
Vacation	0.0%	0.5%	8.9%
Investment	0.0%	9.1%	0.0%

Terms:
30 year amortization	100.0%	99.3%	100.0%
40 year amortization	0.0%	0.7%	0.0%
ARM	100.0%	100.0%	100.0%

Geography:
Northern CA	29.0%	26.2%	14.0%
Southern CA	33.8%	37.4%	15.0%

Current Averages:
Loan rate	3.2%	3.1%	2.9%
LTV based on origination value	76.0%	73.6%	66.3%
Loan balance	$461,800	$364,400	$198,700
Age (months)	90	93	102
FICO at origination	716	716	737
Delinquent 60+ days	12.2%	18.5%	6.7%
Delinquent 90+ days	9.8%	17.6%	6.1%

Other investments at September 30, 2012 and December 31, 2011, consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Bank stocks — at cost	$6,709	$7,382
Investment in statutory trusts — equity method	2,175	2,172
	$8,884	$9,554

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at September 30, 2012, did not consider the investment to be other-than-temporarily impaired.

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

•                  Real Estate Construction Loans — The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

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

The loan portfolio segments at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Commercial	$664,131	$569,032
Real estate - mortgage	851,635	784,874
Land acquisition & development	54,222	62,056
Real estate - construction	56,591	63,491
Consumer	137,387	116,772
Other	48,083	41,300
Loans held for investment	1,812,049	1,637,525

Allowance for loan losses	(46,437)	(55,629)
Unearned net loan fees	(642)	(101)
Total net loans	$1,764,970	$1,581,795

Loan sales for the three and nine months ended September 30, 2012 and 2011 were immaterial.  The Company purchased 26 loans, during the nine months ended September 30, 2012 totaling $8.5 million primarily comprised of other loans.  For the nine months ended September 30, 2011, the Company purchased 33 loans totaling $21.4 million comprised of other loans ($19.7 million) and real estate-mortgage loans ($1.7 million).

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a zero balance outstanding at September 30, 2012, was collateralized by loans of $728.1 million with a lending value of $439.2 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2012 and December 31, 2011 is summarized below:

	At September 30, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,890	$8,669	$89,559
Finance and insurance	74,915	1,018	75,933
Health care	83,871	305	84,176
Real estate services	77,066	8,229	85,295
Construction	54,343	5,192	59,535
Retail trade	28,256	539	28,795
Wholesale trade	56,640	941	57,581
Other	179,702	3,555	183,257
	635,683	28,448	664,131
Real estate - mortgage
Residential & commercial owner-occupied	402,941	22,045	424,986
Residential & commercial investor	405,577	20,916	426,493
Other	156	—	156
	808,674	42,961	851,635
Land acquisition & development
Commercial	13,216	8,498	21,714
Residential	21,421	4,323	25,744
Other	2,387	4,377	6,764
	37,024	17,198	54,222
Real estate - construction
Residential & commercial owner-occupied	25,048	—	25,048
Residential & commercial investor	30,896	647	31,543
	55,944	647	56,591

Consumer	135,759	1,628	137,387
Other	48,083	—	48,083
Total loans held for investment	$1,721,167	$90,882	$1,812,049
Unearned net loan fees			(642)
Net loans held for investment			$1,811,407

	At December 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$64,936	$14,899	$79,835
Finance and insurance	77,968	1,106	79,074
Health care	55,885	358	56,243
Real estate services	75,520	10,678	86,198
Construction	40,095	6,343	46,438
Retail trade	27,016	756	27,772
Wholesale trade	58,420	3,681	62,101
Other	126,715	4,656	131,371
	526,555	42,477	569,032
Real estate - mortgage
Residential & commercial owner-occupied	387,453	33,764	421,217
Residential & commercial investor	339,968	23,689	363,657
	727,421	57,453	784,874
Land acquisition & development
Commercial	14,220	10,052	24,272
Residential	25,282	5,347	30,629
Other	7,003	152	7,155
	46,505	15,551	62,056
Real estate - construction
Residential & commercial owner-occupied	16,401	—	16,401
Residential & commercial investor	37,364	9,726	47,090
	53,765	9,726	63,491

Consumer	112,541	4,231	116,772
Other	41,300	—	41,300
Total loans held for investment	$1,508,087	$129,438	$1,637,525
Unearned net loan fees			(101)
Net loans held for investment			$1,637,424

Transactions in the allowance for loan losses by segment for the three and nine months ended September 30, 2012 and 2011 are summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Allowance for loan losses, beginning of period:
Commercial	$11,868	$16,042	$14,048	$17,169
Real estate - mortgage	18,622	20,614	19,889	17,677
Land acquisition & development	11,724	12,690	11,013	14,938
Real estate - construction	2,598	3,161	2,746	6,296
Consumer	3,215	3,687	4,837	3,373
Other	600	479	551	354
Unallocated	2,474	5,247	2,545	6,085
Total	51,101	61,920	55,629	65,892

Provision for loan losses:
Commercial	$205	$69	$(2,544)	$537
Real estate - mortgage	213	71	(427)	4,758
Land acquisition & development	(1,872)	(611)	471	(2,004)
Real estate - construction	(769)	400	(580)	534
Consumer	(241)	12	(1,264)	451
Other	(105)	85	(44)	210
Unallocated	63	(26)	(8)	(864)
Total	(2,506)	—	(4,396)	3,622

Charge-offs:
Commercial	$(147)	$(1,264)	$(982)	$(3,618)
Real estate - mortgage	(1,490)	89	(2,517)	(2,138)
Land acquisition & development	(876)	(402)	(3,115)	(1,635)
Real estate - construction	(530)	(1,813)	(867)	(5,098)
Consumer	66	16	(635)	(184)
Other	(8)	(61)	(20)	(61)
Total	(2,985)	(3,435)	(8,136)	(12,734)

Recoveries:
Commercial	$143	$377	$1,547	$1,136
Real estate - mortgage	114	541	514	1,018
Land acquisition & development	641	225	1,248	603
Real estate - construction	3	53	3	69
Consumer	(74)	11	28	86
Other	—	3	—	3
Total	827	1,210	3,340	2,915

Allowance for loan losses, end of period:
Commercial	$12,069	$15,224	$12,069	$15,224
Real estate - mortgage	17,459	21,315	17,459	21,315
Land acquisition & development	9,617	11,902	9,617	11,902
Real estate - construction	1,302	1,801	1,302	1,801
Consumer	2,966	3,726	2,966	3,726
Other	487	506	487	506
Unallocated	2,537	5,221	2,537	5,221
Total	$46,437	$59,695	$46,437	$59,695

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

•                  General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration), as well as other factors including changes in:

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics and by loan origination date (vintage).  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, land acquisition and development loans, and speculative real-estate loans.

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At September 30, 2012				At December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$18,979	$2,861	$644,901	$9,208	$10,948	$1,905	$558,014	$12,143
Real estate - mortgage	35,625	3,202	815,199	14,257	34,811	4,870	749,680	15,019
Land acquisition & development	14,120	3,911	40,100	5,706	8,435	2,245	53,542	8,768
Real estate - construction	3,417	484	52,763	818	6,985	1,259	56,156	1,487
Consumer	664	637	136,635	2,329	2,527	2,509	114,149	2,328
Other	—	—	49,004	487	—	—	42,177	551
Unallocated	—	—	—	2,537	—	—	—	2,545
Total	$72,805	$11,095	$1,738,602	$35,342	$63,706	$12,788	$1,573,718	$42,841

Information on impaired loans at September 30, 2012 and December 31, 2011 is reported in the following tables:

	At September 30, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance
Commercial
Manufacturing	$4,384	$4,356	$4,216	$140	$474
Finance and insurance	1,018	1,018	1,018	—	186
Real estate services	7,699	7,699	7,699	—	901
Construction	2,640	2,603	2,185	418	650
Retail trade	1,402	365	3	362	3
Wholesale trade	511	123	43	80	30
Other	3,330	2,816	2,278	538	616
	20,984	18,980	17,442	1,538	2,860
Real estate - mortgage
Residential & commercial owner-occupied	9,570	8,302	4,306	3,996	685
Residential & commercial investor	11,621	11,621	8,663	2,958	1,102
	21,191	19,923	12,969	6,954	1,787
Land acquisition & development
Commercial	9,972	8,421	7,267	1,154	2,148
Residential	4,296	3,976	3,279	697	1,155
Other	1,723	1,723	1,723	—	609
	15,991	14,120	12,269	1,851	3,912
Real estate - construction
Residential & commercial investor	3,053	647	647	—	390
Consumer	664	665	654	11	637
Total	$61,883	$54,335	$43,981	$10,354	$9,586

	For the three months ended September 30,			For the nine months ended September 30,
	2012		2011	2012		2011
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Average recorded investment	Interest income recognized	Average recorded investment
Commercial
Manufacturing	$4,494	$62	$200	$4,752	$294	$246
Finance and insurance	956	23	98	799	42	379
Healthcare	—	—	45	2	—	15
Real estate services	7,613	77	2,382	6,904	198	2,361
Construction	2,688	21	1,268	2,106	96	1,640
Retail trade	389	6	639	447	6	1,159
Wholesale trade	142	—	151	245	9	173
Other	2,810	26	1,276	2,534	78	1,422
	19,092	215	6,059	17,789	723	7,395
Real estate - mortgage
Residential & commercial owner-occupied	9,695	14	9,761	9,860	34	9,274
Residential & commercial investor	11,696	80	7,199	10,224	285	4,034
	21,391	94	16,960	20,084	319	13,308
Land acquisition & development
Commercial	9,028	65	2,239	7,663	194	2,348
Residential	4,095	73	3,238	3,296	147	4,412
Other	1,774	—	—	1,015	—	—
	14,897	138	5,477	11,974	341	6,760
Real estate - construction
Residential & commercial investor	1,357	—	7,826	4,715	30	9,233
Consumer	770	11	2,723	987	12	2,675
Total	$57,507	$458	$39,045	$55,549	$1,425	$39,371

	At December 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans	Recorded investment with a related ALL	Recorded investment with no related ALL	Related allowance
Commercial
Manufacturing	$207	$179	$—	$179	$—
Finance and insurance	147	147	147	—	97
Real estate services	7,907	7,907	7,907	—	1,561
Construction	752	701	27	674	12
Retail trade	2,142	555	156	399	32
Wholesale trade	333	144	14	130	14
Other	1,707	1,315	994	321	224
	13,195	10,948	9,245	1,703	1,940
Real estate - mortgage
Residential & commercial owner-occupied	10,083	9,504	8,456	1,048	2,244
Residential & commercial investor	9,352	9,258	8,392	866	1,200
	19,435	18,762	16,848	1,914	3,444
Land acquisition & development
Commercial	7,075	6,400	5,394	1,006	1,620
Residential	3,314	2,035	1,381	654	625
	10,389	8,435	6,775	1,660	2,245
Real estate - construction
Residential & commercial investor	8,861	6,985	2,452	4,533	1,259
Consumer	2,528	2,527	2,509	18	2,509
Total	$54,408	$47,657	$37,829	$9,828	$11,397

Interest income of $0.5 million and $1.4 million recognized on impaired loans during the three and nine months ended September 30, 2012, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.  For the three and nine months ending September 30, 2011, interest income recognized on impaired loans was immaterial.

The table below summarizes transactions as it relates to troubled debt restructurings during the nine months ended September 30, 2012:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2011	$20,633	$9,188	$29,821
New restructurings	23,910	6,314	30,224
Transfers out (1)	—	(4,243)	(4,243)
Change in accrual status	(3,119)	3,119	—
Paydowns	(6,787)	(355)	(7,142)
Charge-offs	—	(3,975)	(3,975)
Ending balance at September 30, 2012	$34,637	$10,048	$44,685

(1)         In accordance with ASC 310-40-50-2, these loans are no longer subject to disclosure requirements as these loans are in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September 30, 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
(in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	7	$1,133	$1,062	31	$11,853	$9,901
Real estate - mortgage	3	2,401	1,596	6	6,261	5,439
Land acquisition & development	3	2,057	1,876	9	8,262	7,782
Real estate - construction	3	210	189	—	—	—
Consumer	—	—	—	5	680	648
	16	$5,801	$4,723	51	$27,056	$23,770

Troubled debt restructurings during the three and nine months ended September 30, 2012 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company recognized charge-offs of $0.3 million in conjunction with current period troubled debt restructurings.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the nine months ended September 30, 2012 are included below:

Troubled debt restructurings that subsequently defaulted (in thousands)	Number of contracts	Recorded investment
Commercial	4	$2,157
Real estate - mortgage	1	1,860
Land acquisition & development	1	75
Total	6	$4,092

At September 30, 2012 and December 31, 2011 there were $0.8 million and $0.3 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at September 30, 2012 and December 31, 2011 are reported in the following table:

	At
(in thousands)	September 30, 2012	December 31, 2011
Commercial
Manufacturing	$140	$179
Finance and insurance	84	93
Real estate services	—	566
Construction	959	701
Retail trade	365	555
Wholesale trade	123	144
Other	1,027	867
Total commercial	2,698	3,105
Real estate - mortgage
Residential & commercial owner-occupied	7,333	5,357
Residential & commercial investor	3,107	3,938
Total real estate - mortgage	10,440	9,295
Land acquisition & development
Commercial	2,125	3,077
Residential	1,173	2,035
Other	1,723	—
Total land acquisition & development	5,021	5,112
Real estate - construction
Residential & commercial investor	647	6,985
Consumer	665	2,527
Total nonaccrual loans	$19,471	$27,024

The following table summarizes the aging of the Company’s loan portfolio at September 30, 2012.

	At September 30, 2012
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$485	$1,887	$6	$2,378	$87,181	$89,559	$6
Finance and insurance	—	286	—	286	75,647	75,933	—
Health care	—	—	—	—	84,176	84,176	—
Real estate services	—	—	—	—	85,295	85,295	—
Construction	341	399	482	1,222	58,313	59,535	—
Retail trade	60	—	—	60	28,735	28,795	—
Wholesale trade	471	14	48	533	57,048	57,581	—
Other	1,126	340	713	2,179	181,078	183,257	225
	2,483	2,926	1,249	6,658	657,473	664,131	231
Real estate - mortgage
Residential & commercial owner-occupied	1,281	1,011	2,356	4,648	420,338	424,986	952
Residential & commercial investor	—	364	2,780	3,144	423,349	426,493	—
Other	—	—	—	—	156	156	—
	1,281	1,375	5,136	7,792	843,843	851,635	952
Land acquisition & development
Commercial	—	—	1,155	1,155	20,559	21,714	—
Residential	—	—	402	402	25,342	25,744	—
Other	—	—	—	—	6,764	6,764	—
	—	—	1,557	1,557	52,665	54,222	—
Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	25,048	25,048	—
Residential & commercial investor	—	—	646	646	30,897	31,543	—
	—	—	646	646	55,945	56,591	—

Consumer	8	19	9	36	137,351	137,387	—
Other	—	—	—	—	48,083	48,083	—
Total loans held for investment	$3,772	$4,320	$8,597	$16,689	$1,795,360	$1,812,049	$1,183
Unearned net loan fees						(642)
Net loans held for investment						$1,811,407

7. Intangible Assets

During the second quarter of 2012, the Company acquired a property and casualty book of business for $0.4 million. In addition a review of an existing customer relationship intangible asset resulted in a shortening of its useful life from 15 to 10 years, the effects of which will be recognized prospectively in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

Intangible assets and related amortization at the dates indicated consist of the following:

Customer
contracts, lists
(in thousands)	and relationships
December 31, 2011	$3,399
Acquired relationships	360
Amortization	(611)
September 30, 2012	$3,148

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

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2012	2011	classification	2012	2011
Derivatives designated as hedging :

Instruments under ASC 815
Interest rate swap	Other assets	$—	$—	Accrued interest and other liabilities	$9,763	$8,508

Derivatives not designated as hedging :

Instruments under ASC 815
Interest rate swap	Other assets	$9,543	$7,943	Accrued interest and other liabilities	$10,233	$8,720

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three or nine months ended September 30, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September 30, 2012, the Company had 110 interest-rate swaps with an aggregate notional amount of $235.8 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying condensed consolidated statements of operations and were immaterial for the periods ending September 30, 2012 and 2011.

The table below summarizes gains and losses recognized in OCI in conjunction with our derivatives designated as hedging instruments for the three and nine months ended September 30, 2012 and 2011.

	Loss recognized in OCI		Loss reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
	for the three months ended September 30,		for the three months ended September 30,
(in thousands)	2012	2011	2012	2011
Cash flow hedges:
Interest rate swap	$(770)	$(6,006)	$(519)	$(410)

	Loss recognized in OCI		Loss reclassified from accumulated OCI into earnings
	(Effective portion)		(Effective portion)
	for the nine months ended September 30,		for the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Cash flow hedges:
Interest rate swap	$(2,780)	$(7,180)	$(1,525)	$(1,135)

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

At September 30, 2012, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $20.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $29.2 million against its obligations under these agreements.  At September 30, 2012, the Company was not in default with any of its debt or capitalization covenants.

9. Employee benefit and stock compensation plans

Stock Options and Awards - During the three and nine months ended September 30, 2012, the Company recognized compensation expense (net of estimated forfeitures) of $0.5 million and $1.5 million for share-based compensation awards for which the requisite service was rendered in the period compared to $0.4 million and $1.1 million in the prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The Company uses the Black-Scholes model to estimate the fair value of stock options using various interest, dividend, volatility and expected life assumptions. Expected life is evaluated on an ongoing basis using historical and expected exercise behavior assumptions.

The following table summarizes changes in option awards during the nine months ended September 30, 2012.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2011	2,421,886	$12.63
Granted	67,150	6.56
Exercised	(8,867)	6.10
Forfeited	(555,724)	12.94
Outstanding at September 30, 2012	1,924,445	$12.36
Exercisable at September 30, 2012	1,649,371	$13.38

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 was $2.75.

The following table summarizes changes in stock awards for the nine months ended September 30, 2012.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2011	290,954	$6.59
Granted	503,057	5.64
Vested	(88,252)	5.89
Forfeited	(25,066)	5.78
Unvested at September 30, 2012	680,693	$5.93

At September 30, 2012, there was $3.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.0 years.

Supplemental Executive Retirement Plan — The Company had a Supplemental Executive Retirement Plan (SERP) for five active key executives. The SERP provided for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service. The target percentage was 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation was highest during participation. At September 30, 2012, all participants were fully vested.  At September 30, 2012 and December 31, 2011, the Company had accrued $4.8 million and $4.6 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

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

	Three months ended September 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,364	$1	$—	$2	$82	$26,449
Total interest expense	1,730	—	10	—	1,462	3,202
Provision for loan losses	(2,324)	—	—	—	(182)	(2,506)
Noninterest income	2,495	253	2,013	2,412	64	7,237
Noninterest expense	7,261	833	2,128	2,444	10,348	23,014
Management fees and allocations	5,704	33	150	86	(5,973)	—
Provision (benefit) for income taxes	8,374	(266)	(62)	(9)	(4,410)	3,627
Net income (loss)	$8,114	$(346)	$(213)	$(107)	$(1,099)	$6,349

	Nine months ended September 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$79,599	$5	$—	$3	$278	$79,885
Total interest expense	5,309	—	31	—	4,371	9,711
Provision for loan losses	(3,528)	—	—	—	(868)	(4,396)
Noninterest income	8,890	475	6,408	7,339	89	23,201
Noninterest expense	24,333	2,527	6,971	7,090	30,589	71,510
Management fees and allocations	15,799	114	476	296	(16,685)	—
Provision (benefit) for income taxes	23,058	(829)	(246)	108	(12,869)	9,222
Net income (loss)	$23,518	$(1,332)	$(824)	$(152)	$(4,171)	$17,039

	Three months ended September 30, 2011
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$27,797	$1	$—	$1	$(187)	$27,612
Total interest expense	2,155	—	2	1	1,480	3,638
Provision for loan losses	(2,068)	—	—	—	2,068	—
Noninterest income	1,653	205	2,154	2,089	(50)	6,051
Noninterest expense	7,403	868	2,191	2,181	10,587	23,230
Management fees and allocations	5,705	47	164	115	(6,031)	—
Provision (benefit) for income taxes	8,149	(253)	(4)	(29)	(5,511)	2,352
Net income (loss)	$8,106	$(456)	$(199)	$(178)	$(2,830)	$4,443

	Nine months ended September 30, 2011
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$83,706	$6	$2	$1	$265	$83,980
Total interest expense	7,050	—	28	4	4,349	11,431
Provision for loan losses	(157)	—	—	—	3,779	3,622
Noninterest income	7,177	1,806	6,815	7,078	(3)	22,873
Noninterest expense	23,027	2,741	6,967	6,849	34,350	73,934
Management fees and allocations	17,063	118	472	288	(17,941)	—
Provision (benefit) for income taxes	22,510	(363)	(72)	100	(15,817)	6,358
Net income (loss)	$21,390	$(684)	$(578)	$(162)	$(8,458)	$11,508

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities — At September 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  Private-label MBS are valued using broker-dealer quotes.  As the private-label MBS market has become increasingly illiquid, these securities are being valued more often based on modeling techniques rather than observable trades.  Accordingly, the Company has determined the appropriate input level for the private-label MBS is Level 3.  The Company also holds trust preferred securities (TPS) that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds a small number of TPS for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.

During the nine months ended September 30, 2012, the Company recognized credit related OTTI of $0.3 million.  OTTI for the three months ended September 30, 2012 was immaterial.  For the three and nine months ended September 30, 2011, the Company recognized credit related OTTI of $0.1 million and $0.5 million, respectively.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the condensed consolidated statement of operations.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  At September 30, 2012 and December 31, 2011, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$397,193	$—	$397,193	$—
U.S. government agencies	18,053	—	18,053	—
Trust preferred securities	76,545	63,169	13,376	—
Corporate debt securities	97,240	—	97,240	—
Private-label MBS	2,161	—	—	2,161
Municipal securities	942	—	942	—
Total available for sale securities	592,134	63,169	526,804	2,161

Derivatives:
Reverse interest rate swap	9,543	—	9,543	—
Total assets	$601,677	$63,169	$536,347	$2,161

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,763	$—	$9,763	$—
Reverse interest rate swap	10,233	—	10,233	—
Total liabilities	$19,996	$—	$19,996	$—

		Fair value measurements using:
(in thousands)	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$420,552	$—	$420,552	$—
U.S. government agencies	44,205	—	44,205	—
Trust preferred securities	99,018	90,904	8,114	—
Corporate debt securities	56,817	—	56,817	—
Private-label MBS	1,990	—	—	1,990
Municipal securities	940	—	940	—
Total available for sale securities	623,522	90,904	530,628	1,990

Derivatives:
Reverse interest rate swap	7,943	—	7,943	—
Total assets	$631,465	$90,904	$538,571	$1,990

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,508	$—	$8,508	$—
Reverse interest rate swap	8,720	—	8,720	—
Total liabilities	$17,228	$—	$17,228	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the nine	For the year
	months ended	months ended	ended
(in thousands)	September 30, 2012	September 30, 2012	December 31, 2011
Beginning balance	$2,027	$1,990	$2,432
Realized loss on OTTI	(35)	(297)	(771)
Paydowns	(73)	(241)	(545)
Net accretion (amortization)	—	—	165
Unrealized gain included in comprehensive income	242	709	709
Ending balance	$2,161	$2,161	$1,990

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At September 30, 2012	$15,842	$—	$—	$15,842
At December 31, 2011	$50,883	$—	$—	$50,883

During the three and nine months ended September 30, 2012, the Company recorded provision for loan loss reversals of $2.1 million and $0.6 million, respectively, on impaired loans.  Net charge-offs of $2.2 million and $4.8 million on impaired loans were recorded for the three and nine months ended September 30, 2012, respectively.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	loss
OREO and repossessed assets:
At September 30, 2012	$14,116	$—	$—	$14,116	$(1,658)
At December 31, 2011	$19,476	$—	$—	$19,476	$(2,885)

Intangible assets:
At December 31, 2011	$—	$—	$—	$—	$(57)

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

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At	At
(in thousands)	September 30, 2012	December 31, 2011
OREO recorded at fair value	$14,116	$19,476
Estimated selling costs	(497)	(974)
OREO	$13,619	$18,502

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the nine months ended September 30, 2012:

(in thousands)	OREO
At December 31, 2011		$18,502
Foreclosed loans	510
Charge-offs	(246)
Transferred in		264
OREO sales		(3,489)
Net loss on sale and valuation adjustments		(1,658)
At September 30, 2012		13,619
Estimated selling costs		497
OREO recorded at fair value		$14,116

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Range
Private-label MBS	$2,161	Consensus pricing	Broker quotes	20% - 79% of face value

Impaired loans
Commercial	$1,842	Property appraisals (1)	Management discount for property type and recent market volatility	20%
Real estate - mortgage	9,706	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Land acquisition & development	4,010	Property appraisals (1)	Management discount for property type and recent market volatility	20% - 30%
Real estate - construction	257	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Consumer	27	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 30%
Total	$15,842

OREO
Commercial	$5,045	Property appraisals (1)	Management discount for property type and recent market volatility	20%
Residential	3,078	Property appraisals (1)	Management discount for property type and recent market volatility	10% - 20%
Land acquisition & development	5,993	Property appraisals (1)	Management discount for property type and recent market volatility	20% - 30%
Total	$14,116

(1)         The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals.  The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach.  Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data.  Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values.  Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$57,248	$57,248	$59,210	$59,210
Restricted cash	4,540	4,540	4,535	4,535
Investment securities available for sale	592,134	592,134	623,522	623,522
Investment securities held to maturity	212	218	232	238
Other investments	8,884	8,884	9,554	9,554
Loans — net	1,764,970	1,771,936	1,581,795	1,587,352
Accrued interest receivable	9,068	9,068	8,273	8,273
Interest rate swaps	9,543	9,543	7,943	7,943

Financial liabilities:
Deposits	$2,048,776	$2,049,466	$1,918,406	$1,919,284
Other short-term borrowings	—	—	20,000	20,000
Securities sold under agreements to repurchase	124,836	127,229	127,948	130,990
Accrued interest payable	632	632	529	529
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	21,895	20,984	22,380
Interest rate swaps	19,996	19,996	17,228	17,228

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2012:

At September 30, 2012
(in thousands)	Company	Bank
Shareholders’ equity	$251,030	$266,823
Disallowed intangible assets	(3,080)	—
Unrealized gain on available for sale securities	(11,691)	(11,691)
Unrealized loss on cash flow hedges	6,053	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(858)	—
Other deductions	(8)	—
Tier I regulatory capital	$311,446	$255,132

Subordinated notes payable	$20,984	$—
Allowance for loan losses	26,077	25,886
Total risk-based regulatory capital	$358,507	$281,018

	Company			Bank
At September 30, 2012	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$311,446	$358,507	$311,446	$255,132	$281,018	$255,132
Well-capitalized requirement	123,945	206,576	125,483	123,092	205,153	124,043
Regulatory capital - excess	$187,501	$151,931	$185,963	$132,040	$75,865	$131,089
Capital ratios	15.1%	17.4%	12.4%	12.4%	13.7%	10.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

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

	Three months ended		Nine months ended
Other noninterest income	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Loan Fees	$355	$344	$954	$1,032
Other customer service fees	358	319	1,074	929
Bank-owned life insurance earnings	344	321	955	896
Private equity investment income (loss)	(107)	(503)	1,763	359
Other income (loss)	395	(152)	550	221
Total	$1,345	$329	$5,296	$3,437

	Three months ended		Nine months ended
Other noninterest expense	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Marketing	$718	$762	$2,696	$2,536
Service contracts	508	287	1,676	892
Professional fees	515	522	1,481	1,512
Other expense	1,289	1,253	3,871	3,740
Total	$3,030	$2,824	$9,724	$8,680

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

Executive Summary

CoBiz Financial Inc. is a $2.6 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: Commercial Banking, Investment Banking, Wealth Management and Insurance.

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

Industry Overview

At the September 2012 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points noting that while economic activity continues to expand at a moderate pace, growth in employment and business investment spending remain slow.  With inflation expected to run below the Federal Reserve’s 2% objective, the FOMC again extended the horizon for rate hikes through mid-2015. The FOMC also announced plans to purchase additional agency mortgage backed securities which together with existing programs will increase holdings of long-term securities by $85 billion each month through the end of the year, intended to keep downward pressure on longer-term interest rates.  The FOMC made assurances that it will closely monitor new developments and appropriately evaluate the costs and benefits of ongoing actions. In an October 14, 2012 speech, Chairman Bernanke reaffirmed the FOMCs statements saying that the “pace of our recovery has been frustratingly slow.”  Facing many economic headwinds ranging from fiscal contraction at all levels of government and European recession concerns to a “still-weak” housing market and cautious consumer spending, “the pace of economic growth has been insufficient to support significant improvement in the job market.”

Labor markets have improved in 2012 with the national unemployment rate decreasing to 7.8% in September, down from respective averages of 9.0% and 9.6% in 2011 and 2010 and the lowest level in since January 2009.  The private sector has added 146,000 jobs per month on average so far in 2012, slower than the average monthly 2011 rate of 153,000 jobs per month.  Despite the lower unemployment rate, driven in part by job seekers ending their search, sentiment according to the October PNC Economic Outlook survey among small- and medium-sized business fell from six months earlier with respect to a number of matters including near-term hiring and capital expenditure plans.  Nearly 30% of PNC respondents indicated their business has no current need for credit, up from 13% six months ago, and fewer than half expect sales increases in the next six months.  Pessimism is almost certainly heighted given the upcoming U.S. elections which may cause business owners to act more cautiously through the remainder of 2012 and into 2013.

There have been 43 bank failures through September 2012, roughly half of the bank closures through this time last year.  There were 140, 157 and 92 bank failures during the years 2009, 2010 and 2011, respectively.  The FDIC’s “problem list” fell for a fifth consecutive quarter to 732 institutions, down from 813 at the beginning of 2012 and remains well above the 252 problem institutions reported at the end of 2008.

In the second quarter of 2012, FDIC insured commercial banks and savings institutions reported combined earnings of $34.5 billion, the 12th consecutive year-over-year increase in quarterly income, and nearly 90% of all institutions reported profitability.  Earnings improvement is again attributed to reductions in loan loss provisioning which outweighed downward pressure on net interest margin. Average net interest margin fell to a three-year industry-wide low in the second quarter, down year over year from 3.61% to 3.46%. Net charge-offs declined for the eighth consecutive quarter from year-earlier levels in tandem with falling delinquent loan balances which have fallen for a ninth consecutive quarter.  More than 60% of institutions reported loan growth in the second quarter and total loans industry-wide has grown in four of the past five quarters.  Unlimited deposit insurance coverage, available until the end of 2012 under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), continues to attract new deposits.  Of the total $1.6 trillion of noninterest-bearing transaction account deposits held by domestic banks at June 30, 2012, approximately $1.4 trillion is in excess of the basic $250,000 insured-deposit limit and only temporarily covered. Significant uncertainty exists in the industry about the outcome and impact to both community and large banks upon expiration of the unlimited insurance law at the end of 2012 and no legislative resolution is expected ahead of the November U.S. elections.

The banking industry and SEC-registered companies continue to be impacted by new legislative and regulatory reform proposals.  In June 2012, the Board of Governors of the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (OCC) approved three notices of proposed rulemaking (NPRs) designed to improve the resiliency of the U.S. banking system; increase the quantity and quality of regulatory capital; enhance risk sensitivity; address weaknesses identified over the past several years; and address certain requirements of the Dodd-Frank Act.  The NPRs would replace the federal banking agencies’ general risk-based capital rules; establish regulatory capital requirements for savings and holding companies; and restructure the capital rules into an integrated regulatory capital framework.  The first two NPRs apply to all US depository institutions, bank holding companies (except those with less than $500 million in consolidated assets) and savings and loan holding companies.  The third NPR applies only to banking organizations that are subject to either the advanced approaches risk-based capital rule or the Market Risk Rule.

On July 14, 2011, the Federal Reserve Board announced the approval of a final rule to repeal Regulation Q, which prohibited the payment of interest on demand deposits by member banks of the Federal Reserve System.  Beginning on July 21, 2011, member banks were allowed to pay interest on demand deposits as established by the Dodd-Frank Act.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first nine months of 2012:

•                  Net income and earnings per share improved for the three and nine months ended September 30, 2012 over the prior year.

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net interest income before provision	$23,247	$23,974	$70,174	$72,549
Provision for loan losses	(2,506)	—	(4,396)	3,622
Noninterest income	7,237	6,051	23,201	22,873
Net income	6,349	4,443	17,039	11,508

Diluted earnings per common share	$0.14	$0.05	$0.38	$0.19
Net interest margin	4.00%	4.32%	4.14%	4.38%
Return on average assets	1.00%	0.74%	0.92%	0.64%
Return on average shareholders' equity	10.23%	8.50%	9.56%	7.42%

•                  Credit quality improvements resulted in a net reversal of provision for loan and credit losses for the three and nine months ended September 30, 2012 of $2.5 million and $4.4 million, respectively.

•                  Net interest margin contracted 32 basis points to 4.00% and 24 basis points to 4.14% during the respective three and nine months ended September 30, 2012 when compared to the prior year periods.  The decreases were primarily due to the low rate environment that has accelerated investment prepayments and lowered the yield on new lending activity.

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2012	2011
Total assets	$2,559,954	$2,423,504
Total loans	1,811,407	1,637,424
Total deposits	2,048,776	1,918,406
Total shareholders' equity	251,030	220,082

Allowance for loan losses	$46,437	$55,629
Nonperforming assets	34,273	45,738
Allowance for loan and credit losses to total loans	2.57%	3.40%
Nonperforming assets to total assets	1.34%	1.89%

•                  Annualized loan growth of 10% in the current quarter and 14% for the first nine months of 2012.

•                  The allowance for loan and credit losses decreased to 2.57% of total loans at September 30, 2012, from 3.40% at December 31, 2011, driven by sustained improvement in credit quality and partially offset by growth in the loan portfolio.  The allowance was 225% of nonperforming loans at September 30, 2012.

•                  Other real estate owned (OREO) and repossessed assets decreased 26% to $13.6 million during the first nine months of 2012.  Excluding the largest OREO of $5.4 million in Colorado, the Company currently holds six properties in Colorado and 10 in Arizona with an average carrying value of less than $0.6 million.

•                  Noninterest-bearing demand deposits grew to $823.4 million at September 30, 2012 and comprise 40.2% of total deposits.

•                  The Company’s total risk-based capital ratio was 17.4% at September 30, 2012 compared to 16.3% at the end of 2011 and 15.7% at the comparable prior-year quarter end.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September 30, 2012, $601.7 million or 23.5% of total assets represented assets recorded at fair value on a recurring basis.  At September 30, 2012, $20.0 million or 0.9% of total liabilities represented liabilities recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis represented $30.0 million or 1.2% of total assets.

At September 30, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds trust preferred securities, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain private-label MBS valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3), totaled $2.2 million at September 30, 2012.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the report date.  The Company recognized losses of $0.3 million on the private-label MBS for the nine months ended September 30, 2012, the majority being recognized in the first quarter of 2012. Unrealized losses on the private-label MBS of $0.5 million were recorded in accumulated other comprehensive income at September 30, 2012.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2012 and December 31, 2011, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At September 30, 2012, the Company has recorded net deferred tax assets of $30.5 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, an additional valuation allowance may be established.

Financial Condition

Total assets at September 30, 2012 were $2.56 billion, increasing $136.5 million or 5.6% from $2.42 billion at December 31, 2011.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 92% of total assets.  Total liabilities at September 30, 2012, were $2.31 billion, increasing $105.5 million or 4.8% from $2.20 billion at December 31, 2011.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising over 90% of total liabilities.  Shareholder equity at September 30, 2012 was $251.0 million, increasing $30.9 million or 14.1% from $220.1 million at December 31, 2011. During the first quarter of 2012, the Company completed an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share.  Proceeds from the offering, net of underwriting discounts, commissions and selling costs were $11.8 million.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 23.5% of total assets at September 30, 2012, compared to 26.1% at December 31, 2011.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of five issuers in the Fortune 100.  Over 50% of the corporate debt securities portfolio is investment grade with a rating of A- or better.  None of the issuing institutions are in default, nor have interest payments on the trust preferred securities been deferred.

The net unrealized gain on available for sale securities increased $8.6 million to $18.9 million at September 30, 2012 from $10.3 million at December 31, 2011.  OTTI of $0.3 million on two private-label MBS was recognized in earnings during the nine months ended September 30, 2012.  OTTI for the three months ended September 30, 2012 was not material.  At September 30, 2012, an unrealized loss of $0.5 million on private-label MBS was recognized in other comprehensive income. The Company may recognize additional losses on these securities if the underlying credit metrics were to worsen in the future.

	September 30, 2012				% of
AVAILABLE FOR SALE SECURITIES			% of	Unrealized	unrealized
(in thousands)	Amortized cost	Fair value	portfolio	gain (loss)	gain (loss)
Mortgage-backed securities	$383,372	$397,193	67.1	$13,821	73.2%
U.S. government agencies	17,993	18,053	3.0	60	0.3%
Trust preferred securities	73,872	76,545	12.9	2,673	14.2%
Corporate debt securities	94,513	97,240	16.4	2,727	14.5%
Private-label MBS	2,599	2,161	0.4	(438)	(2.3)%
Municipal securities	929	942	0.2	13	0.1%
Total available for sale securities	$573,278	$592,134	100.0	$18,856	100.0%

Loans.  Gross loans held for investment increased $174.0 million or 10.6% to $1.81 billion at September 30, 2012, compared to December 31, 2011. During the nine months ended September 30, 2012, the Company advanced $395.4 million in new credit relationships and an additional $204.9 million on existing lines.  Credit extensions during this period were offset by paydowns, maturities and transfers to OREO of $418.2 million and gross charge-offs of $8.1 million.

	September 30, 2012		December 31, 2011		September 30, 2011
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$663,880	37.6	$568,962	36.0	$587,345	36.7
Owner-occupied real estate	425,217	24.1	421,350	26.6	425,062	26.6
Investor real estate	425,607	24.1	363,141	22.9	357,709	22.3
Land acquisition & development	54,220	3.0	61,977	3.9	67,944	4.3
Real estate — construction	56,180	3.2	63,141	4.0	68,442	4.3
Consumer	137,299	7.8	116,676	7.4	112,709	7.0
Other	49,004	2.8	42,177	2.7	40,588	2.5
Total loans	1,811,407	102.6	1,637,424	103.5	1,659,799	103.7
Less allowance for loan losses	(46,437)	(2.6)	(55,629)	(3.5)	(59,695)	(3.7)
Total net loans	$1,764,970	100.0	$1,581,795	100.0	$1,600,104	100.0

Growth in total loans during the nine months ended September 30, 2012, was primarily the result of gains in the commercial and real estate — mortgage segments, respectively accounting for 55% and 38% of loan growth since December 31, 2011.  The land acquisition and development (Land A&D) segment continues to decrease as a result of ongoing efforts to reduce high-risk loan concentration levels.

The allowance for loan losses decreased $9.2 million during the nine months ended September 30, 2012 as a result of net charge-offs of $4.8 million and release of net excess reserves of $4.4 million.  Reduction in the allowance for loan losses is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 6 to the condensed consolidated financial statements for additional discussion.

Deferred Income Taxes.  Net deferred income taxes decreased $2.5 million to $30.5 million at September 30, 2012, from $33.0 million at December 31, 2011. The decrease was primarily related the decline in the allowance for loan and lease losses.

Other Real Estate Owned and Repossessed Assets.  OREO and repossessed assets decreased $4.9 million to $13.6 million at September 30, 2012, from $18.5 million at December 31, 2011.  During the nine months ended September 30, 2012, the Company received proceeds of $3.5 million on the sale of 12 properties.  Total losses recognized on OREO sales and valuation adjustments totaled $1.7 million during the first nine months of 2012.  At September 30, 2012, $4.6 million of OREO was in Arizona and $9.0 million was in Colorado.

Other Assets.  Other assets decreased $5.7 million to $32.2 million at September 30, 2012 from $37.8 million at December 31, 2011.  The change is primarily due to the receipt of $5.1 million in federal tax refunds and amortization of prepaid FDIC insurance deposits.

Deposits.  Total deposits increased $130.4 million to $2.05 billion at September 30, 2012 from $1.92 billion at December 31, 2011.  Noninterest-bearing demand deposits led growth among all deposit types, increasing $102.6 million during the first nine months of 2012. The Company’s deposit portfolio composition changed during the first quarter of 2012 as the Company began offering interest-bearing demand deposits in late 2011 and eliminated its Eurodollar account product in early 2012 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. The Company’s noninterest-bearing deposit levels increased to 40.2% of total deposits at September 30, 2012 compared to 37.6% at December 31, 2011.

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

	September 30, 2012		December 31, 2011		September 30, 2011
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
NOW and money market	$813,202	37.4	$773,826	37.8	$718,689	35.7
Interest-bearing demand	117,915	5.4	10,385	0.5	—	—
Savings	10,659	0.5	10,631	0.5	10,251	0.5
Eurodollar	—	—	97,748	4.8	104,971	5.2
Certificates of deposits under $100,000	30,574	1.4	34,575	1.7	36,126	1.8
Certificates of deposits $100,000 and over	162,595	7.5	180,790	8.8	208,965	10.4
Reciprocal CDARS	90,468	4.2	89,638	4.4	93,909	4.6
Total interest-bearing deposits	1,225,413	56.4	1,197,593	58.5	1,172,911	58.2
Noninterest-bearing demand deposits	823,363	37.9	720,813	35.2	707,606	35.2
Customer repurchase agreements	124,836	5.7	127,948	6.3	131,877	6.6
Total deposits and customer repurchase agreements	$2,173,612	100.0	$2,046,354	100.0	$2,012,394	100.0

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase were stable, in 2012 compared to December 31, 2011.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At September 30, 2012, the Company had no short-term borrowings outstanding.  At December 31, 2011, short-term borrowings outstanding totaled $20.0 million.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities were relatively stable, decreasing $1.8 million, or 4.0%, to $42.2 million at September 30, 2012, compared to $43.9 million at December 31, 2011.

Results of Operations

Overview

The following table presents the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
INCOME STATEMENT DATA
Interest income	$26,449	$27,612	$(1,163)	(4.2)	$79,885	$83,980	$(4,095)	(4.9)
Interest expense	3,202	3,638	(436)	(12.0)	9,711	11,431	(1,720)	(15.0)
NET INTEREST INCOME BEFORE PROVISION	23,247	23,974	(727)	(3.0)	70,174	72,549	(2,375)	(3.3)
Provision for loan losses	(2,506)	—	(2,506)	(100.0)	(4,396)	3,622	(8,018)	(221.4)
NET INTEREST INCOME AFTER PROVISION	25,753	23,974	1,779	7.4	74,570	68,927	5,643	8.2
Noninterest income	7,237	6,051	1,186	19.6	23,201	22,873	328	1.4
Noninterest expense	23,014	23,230	(216)	(0.9)	71,510	73,934	(2,424)	(3.3)
INCOME BEFORE INCOME TAXES	9,976	6,795	3,181	46.8	26,261	17,866	8,395	47.0
Provision for income taxes	3,627	2,352	1,275	54.2	9,222	6,358	2,864	45.0
NET INCOME	$6,349	$4,443	$1,906	42.9	$17,039	$11,508	$5,531	48.1

Annualized return on average assets for the three and nine months ended September 30, 2012 was 1.00% and 0.92%, respectively, compared to 0.74% and 0.64% during the comparable prior year periods.  Annualized return on average shareholders’ equity for the three and nine months ended September 30, 2012 was 10.23% and 9.56%, respectively, compared to 8.50% and 7.42% for the prior-year periods.  Improvement in both earnings metrics is attributable to negative provision for loan losses, offset in part by lower interest income. The Company’s efficiency ratio was 75.28% and 75.46% for the three and nine months ended September 30, 2012, respectively, compared to 74.52% and 74.17% in the prior-year periods.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$28,933	$26	0.35%	$26,980	$27	0.39%
Investment securities (2)	607,696	4,535	2.99%	610,128	5,413	3.55%
Loans (2)(3)	1,780,352	22,411	4.93%	1,656,737	22,516	5.32%
Allowance for loan losses	(51,016)			(63,056)
Total interest-earning assets	$2,365,965	$26,972	4.37%	$2,230,789	$27,956	4.77%

Noninterest-earning assets	164,034			155,148
Total assets	$2,529,999			$2,385,937

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$782,546	$924	0.47%	$726,054	$1,072	0.59%
Interest-bearing demand	121,979	164	0.53%	—	—	0.00%
Savings	10,601	3	0.11%	10,473	4	0.15%
Eurodollar	—	—	0.00%	97,005	180	0.73%
Certificates of deposit
Reciprocal	91,515	114	0.49%	93,158	130	0.55%
Under $100,000	30,838	46	0.59%	36,585	79	0.86%
$100,000 and over	165,152	296	0.71%	216,096	431	0.79%
Total interest-bearing deposits	$1,202,631	$1,547	0.51%	$1,179,371	$1,896	0.64%
Other borrowings
Securities sold under agreements to repurchase	151,222	120	0.31%	160,807	216	0.53%
Other short-term borrowings	21,191	17	0.31%	13,914	9	0.25%
Long-term debt	93,150	1,518	6.38%	93,150	1,517	6.37%
Total interest-bearing liabilities	$1,468,194	$3,202	0.86%	$1,447,242	$3,638	0.99%
Noninterest-bearing demand accounts	776,636			701,488
Total deposits and interest-bearing liabilities	2,244,830			2,148,730
Other noninterest-bearing liabilities	38,386			29,745
Total liabilities	2,283,216			2,178,475
Total equity	246,783			207,462
Total liabilities and equity	$2,529,999			$2,385,937
Net interest income - taxable equivalent		$23,770			$24,318
Net interest spread			3.51%			3.78%
Net interest margin			4.00%			4.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	161.15%			154.14%

	For the nine months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	earned	yield	Average	earned	yield
(in thousands)	balance	or paid	or cost (1)	balance	or paid	or cost (1)
Assets
Federal funds sold and other	$23,872	$76	0.42%	$34,350	$102	0.39%
Investment securities (2)	623,865	15,265	3.26%	620,093	17,268	3.71%
Loans (2)(3)	1,713,940	65,884	5.05%	1,650,171	67,469	5.39%
Allowance for loan losses	(53,256)			(63,717)
Total interest earning-assets	$2,308,421	$81,225	4.52%	$2,240,897	$84,839	4.85%

Noninterest-earning assets	168,958			159,721
Total assets	$2,477,379			$2,400,618

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$771,182	$2,850	0.49%	$708,065	$3,359	0.63%
Interest-bearing demand	112,068	457	0.54%	—	—	0.00%
Savings	10,623	9	0.11%	9,906	14	0.19%
Eurodollar	—	—	0.00%	95,964	536	0.74%
Certificates of deposit
Brokered under $100,000	—	—	0.00%	7	—	1.37%
Reciprocal	91,884	342	0.50%	113,202	537	0.63%
Under $100,000	31,980	155	0.65%	38,873	279	0.96%
$100,000 and over	166,020	931	0.75%	225,938	1,555	0.92%
Total interest-bearing deposits	$1,183,757	$4,744	0.54%	$1,191,955	$6,280	0.70%
Other borrowings
Securities sold under agreements to repurchase	135,985	324	0.31%	159,494	632	0.52%
Other short-term borrowings	52,068	121	0.31%	9,351	18	0.25%
Long-term debt	93,150	4,522	6.38%	93,150	4,501	6.37%
Total interest-bearing liabilities	$1,464,960	$9,711	0.88%	$1,453,950	$11,431	1.04%
Noninterest-bearing demand accounts	736,226			713,306
Total deposits and interest-bearing liabilities	2,201,186			2,167,256
Other noninterest-bearing liabilities	38,236			26,114
Total liabilities	2,239,422			2,193,370
Total equity	237,957			207,248
Total liabilities and equity	$2,477,379			$2,400,618
Net interest income - taxable equivalent		$71,514			$73,408
Net interest spread			3.64%			3.81%
Net interest margin			4.14%			4.38%
Ratio of average interest-earning assets to average interest-bearing liabilities	157.58%			154.12%

(1)         Average yield or cost for the three and nine months ended September 30, 2012 and 2011 has been annualized, and is not necessarily indicative of results for the entire year.

(2)         Yields include adjustments for tax-exempt interest income based on the Company’s effective tax rate.

(3)         Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2012 decreased $0.5 million and $1.9 million to $23.8 million and $71.5 million, respectively.  Average interest-earning assets for the three and nine months ended September 30, 2012 increased $135.2 million and $67.5 million, respectively.  The three and nine month increase in average interest earning assets was primarily due to growth in net loans of $135.7 million and $74.2 million, respectively.  The positive effect of interest-earning asset growth on the net interest margin was muted by lower yields due to the continued low interest rate environment.  During the three and nine months ended September 30, 2012, average yields on interest-earning assets decreased 40 basis points and 33 basis points, respectively, over the comparable prior-year periods.

Including noninterest bearing deposits, the Company’s overall deposit interest cost was 31 basis points and 33 basis points for the three and nine months ended September 30, 2012, down from 40 basis points and 44 basis points during the comparable periods in 2011.  Rates on average interest-bearing liabilities for the three and nine months ended

September 30, 2012 decreased 13 and 16 basis points to 0.86% and 0.88%, respectively, from the comparable prior-year periods, driven by lower rates on NOW and money market deposits and CDs.

On June 7, 2012, the Board of Governors of the Federal Reserve System announced new capital rules incorporating certain Basel III capital standards into U.S. regulation.  One specific change is the elimination over time of Trust Preferred securities (TPS) issued by financial institutions as a form of Tier 1 capital.  The Company expects that many issuers of TPS will continue to call these instruments.  The Company has historically invested in TPS and had TPS holdings of $76.5 million in its investment portfolio at September 30, 2012, down $22.5 million due primarily to calls since the beginning of the year. TPS generally have a higher yield than other security types and as the TPS are called, the Company’s reinvestment yield on alternative investments may be lower than the yield on the TPS.  This may put downward pressure on net interest income and the net interest margin if lower yielding assets are acquired in the place of TPS.

The following table presents noninterest income for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
NONINTEREST INCOME
Service charges	$1,218	$1,274	$(56)	(4.4)	$3,686	$3,737	$(51)	(1.4)
Investment advisory and trust income	1,450	1,291	159	12.3	3,934	4,260	(326)	(7.7)
Insurance income	2,971	2,952	19	0.6	9,810	9,633	177	1.8
Investment banking income	253	205	48	23.4	475	1,806	(1,331)	(73.7)
Other income	1,345	329	1,016	308.8	5,296	3,437	1,859	54.1
Total noninterest income	$7,237	$6,051	$1,186	19.6	$23,201	$22,873	$328	1.4

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

Investment Advisory and Trust Income.  Investment advisory and trust income increased $0.2 million during the current quarter and decreased $0.3 million during the nine months ended September 30, 2012 compared to the respective prior-year periods.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM during the first nine months of 2012 declined approximately 4% compared to average AUM a year earlier.  Discretionary AUM, comprised primarily of equity securities, increased $49.4 million to $758.5 million at September 30, 2012 from a year earlier.

Insurance Income.  Insurance income is derived from three main areas: wealth transfer, benefits consulting, and P&C. The majority of fees earned on wealth transfer transactions are earned at the inception of the product offering in the form of commissions. Fees on these products are transactional by nature and fee income can fluctuate from period to period based on the volume and size of transactions that have been closed.  Revenue from benefits consulting and P&C is a more recurring revenue source as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income was stable for the three and nine months ended September 30, 2012 compared to the same prior-year periods.

For the three and nine months ended on September 30, 2012 and 2011, insurance revenues were earned from the following product lines:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Wealth transfer and executive compensation	17.1%	27.7%	23.8%	24.7%
Benefits consulting	37.2%	31.9%	34.7%	30.2%
Property and casualty	44.0%	38.4%	40.1%	43.2%
Fee income	1.7%	2.0%	1.4%	1.9%
	100.0%	100.0%	100.0%	100.0%

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking income for the current quarter was higher than a year earlier on stronger retainer fees.  Revenues for the nine months ended September 30, 2012, were $1.3 million lower compared to the prior-year period as no significant success fees have been earned in 2012.  A significant number of deals closed in the fourth quarter of 2011, reducing the pipeline of active deals carried over into 2012.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three and nine months ended September 30, 2012 increased $1.0 million and $1.9 million over the respective prior-year periods, driven by gains in the Company’s equity method investments and higher net fees from interest rate swaps transactions. Income from both sources can be volatile and dependent on the volume and size of customers entering into interest rate swap transactions or activities in the underlying investment.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,791	$14,212	$579	4.1	$45,110	$44,888	$222	0.5
Share-based compensation expense	505	372	133	35.8	1,510	1,137	373	32.8
Occupancy expenses, premises and equipment	3,398	3,358	40	1.2	10,357	10,034	323	3.2
Amortization of intangibles	292	160	132	82.5	611	479	132	27.6
FDIC and other assessments	456	627	(171)	(27.3)	1,337	2,901	(1,564)	(53.9)
Other real estate owned and loan workout costs	477	821	(344)	(41.9)	1,814	2,654	(840)	(31.7)
Net OTTI on securities recognized in earnings	35	136	(101)	(74.3)	297	507	(210)	(41.4)
Loss on securities, other assets and OREO	30	720	(690)	(95.8)	750	2,654	(1,904)	(71.7)
Other operating expenses	3,030	2,824	206	7.3	9,724	8,680	1,044	12.0
Total noninterest expenses	$23,014	$23,230	$(216)	(0.9)	$71,510	$73,934	$(2,424)	(3.3)

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.6 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The increase for the current quarter of 2012 is primarily due to higher bonus accruals and higher self-insurance expense.  Bonus compensation is based on the Company’s overall financial performance as well as performance measures specific to employees and is adjusted throughout the year while insurance benefit expense is affected by benefit claims.  The Company had 529 full-time equivalent employees at September 30, 2012, down from 545 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and nine months ended September 30, 2012 compared to the prior-year periods due to additional restricted stock issued during the first quarter of 2012.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs were stable in the current quarter compared to a year earlier.  Costs increased $0.3 million during the nine months ended September 30, 2012, compared to the same period in 2011, largely due to higher software and hardware depreciation and system maintenance contract expenses.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC assessment calculations and base rates changed in the second quarter of 2011, resulting in reduced deposit insurance costs.  FDIC and other assessments decreased $0.2 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, compared to the prior-year periods.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.3 million and $0.8 million during the three and nine months ended September 30, 2012 compared to the respective prior-year periods.  These costs are directly correlated to levels of nonperforming assets during these periods and consistent with the continued declines in nonperforming assets.  Nonperforming assets have decreased 45% to $34.3 million at September 30, 2012 from $62.4 million one year earlier.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities represent credit losses recognized on available for sale securities.  OTTI recognized during the three and nine months ended September 30, 2012 and 2011 relate solely to private-label MBS that are credit impaired.

Loss on Securities, Other Assets, and OREO. Loss on securities, other assets and OREO recognized for the periods presented were comprised of the following:

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(in thousands)	2012	2011	Amount	%	2012	2011	Amount	%
OREO	$169	$674	$(505)	(74.9)	$1,658	$3,232	$(1,574)	(48.7)
Investment securities	133	46	87	189.1	(636)	(605)	(31)	5.1
Other	(272)	—	(272)	(100.0)	(272)	27	(299)	(1,107.4)
	$30	$720	$(690)	(95.8)	$750	$2,654	$(1,904)	(71.7)

OREO losses recognized during the nine months ended September 30, 2012 are comprised of valuation adjustments of $1.4 million on OREO currently held and $0.3 million on OREO sales. Of the $1.7 million in valuation adjustments recorded, $0.9 million relates to the Company’s largest OREO property located in Colorado.

Gains on investment securities are primarily attributed to TPS and corporate debt calls. Other items are attributed to gains realized in conjunction with the termination of lease agreement related to a previously announced branch closure.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier), and provision expense for off-balance sheet commitments. Other operating expenses for the three and nine months ended September 30, 2012 increased $0.2 million and $1.0 million, respectively, compared to the prior-year period.  The increase is attributed to higher marketing expenses and certain banking product service contracts.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase /
(in thousands)	2012	2011	(decrease)	2012	2011	(decrease)
Provision for loan losses	$(2,506)	$—	$(2,506)	$(4,396)	$3,622	$(8,018)
Provision for credit losses (included in other expenses)	—	—	—	—	—	—
Total provision for loan and credit losses	$(2,506)	$—	$(2,506)	$(4,396)	$3,622	$(8,018)

The provision for loan and credit losses decreased $2.5 million and $8.0 million during the three and nine months ended September 30, 2012, respectively, over the comparable prior year periods.  This is primarily attributable to an overall improvement in credit quality.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At September 30, 2012, the allowance for loan and credit losses decreased to 2.57% of total loans from 3.40% at December 31, 2011, and 3.60% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 225% at September 30, 2012 from 204% at December 31, 2011 and 144% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

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

During the three and nine months ended September 30, 2012, the Company had $2.2 million and $4.8 million in net charge-offs, respectively.  Although the Company continues to record charge-offs, the Company’s credit quality outlook remains favorable as reflected by the negative provision expense recorded during 2012.

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

(in thousands)	Nine months ended September 30, 2012	Year ended December 31, 2011	Nine months ended September 30, 2011
Balance of allowance for loan losses at beginning of period	$55,629	$65,892	$65,892
Charge-offs:
Commercial	(982)	(4,559)	(3,618)
Real estate — mortgage	(2,517)	(7,064)	(2,138)
Land acquisition & development	(3,115)	(1,635)	(1,635)
Real estate — construction	(867)	(5,118)	(5,098)
Consumer	(635)	(309)	(184)
Other	(20)	(61)	(61)
Total charge-offs	(8,136)	(18,746)	(12,734)
Recoveries:
Commercial	1,547	1,377	1,136
Real estate — mortgage	514	1,472	1,018
Land acquisition & development	1,248	1,216	603
Real estate — construction	3	132	69
Consumer	28	281	86
Other	—	3	3
Total recoveries	3,340	4,481	2,915
Net charge-offs	(4,796)	(14,265)	(9,819)
Provision for loan losses charged to operations	(4,396)	4,002	3,622
Balance of allowance for loan losses at end of period	$46,437	$55,629	$59,695

Balance of allowance for credit losses at beginning of period	$35	$61	$61
Provision for credit losses charged to operations	—	(26)	—
Balance of allowance for credit losses at end of period	$35	$35	$61

Total provision for loan and credit losses charged to operations	$(4,396)	$3,976	$3,622

Ratio of net charge-offs to average loans	0.28%	0.86%	0.60%

Average loans outstanding during the period	$1,713,940	$1,651,247	$1,650,171

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

(in thousands)	At September 30, 2012	At December 31, 2011	At September 30, 2011
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$1,183	$212	$—
Nonaccrual loans:
Commercial	2,698	3,105	5,606
Real estate - mortgage	10,440	9,295	18,491
Land acquisition & development	5,021	5,112	6,105
Real estate - construction	647	6,985	8,197
Consumer and other	665	2,527	2,966
Total nonaccrual loans	19,471	27,024	41,365
Total nonperforming loans	20,654	27,236	41,365
OREO and repossessed assets	13,619	18,502	20,986
Total nonperforming assets	$34,273	$45,738	$62,351

Allowance for loan losses	$46,437	$55,629	$59,695
Allowance for credit losses	35	35	61
Allowance for loan and credit losses	$46,472	$55,664	$59,756
Nonperforming assets to total assets	1.34%	1.89%	2.58%
Nonperforming loans to total loans	1.14%	1.66%	2.49%
Nonperforming loans and OREO to total loans and OREO	1.88%	2.76%	3.71%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.57%	3.40%	3.60%
Allowance for loan and credit losses to nonperforming loans	225.00%	204.38%	144.46%

Nonperforming assets have decreased steadily since peaking in the fourth quarter of 2009.  At September 30, 2012, nonperforming assets decreased $11.5 million (25%) and $28.1 million (45%) as compared to December 31, 2011 and September 30, 2011, respectively.  Approximately 47% or $16.0 million of nonperforming assets at September 30, 2012 were concentrated in Colorado, while the remaining 53% or $18.3 million were in Arizona.  Nonperforming loans represent 60% of total nonperforming assets with the remaining 40% comprised of OREO and repossessed assets.  Nonperforming loans of $20.7 million are concentrated primarily within the real estate — mortgage (55%), land A&D (24%), and commercial (14%) loan segments.  OREO decreased $4.9 million and $7.4 million from December 31, 2011 and September 30, 2011, respectively, primarily as a result of the overall improvement in asset quality and OREO sales during 2012.  The Company foreclosed on a single OREO property and sold 12 properties in 2012.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Certain financial metrics and discussion of the results for the three and nine months ended September 30, 2012 and 2011, of each operating segment, are presented below.

COMMERCIAL BANKING	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$24,634	$25,642	$(1,008)	(3.9)	$74,290	$76,656	$(2,366)	(3.1)
Provision for loan losses	(2,324)	(2,068)	(256)	(12.4)	(3,528)	(157)	(3,371)	nm
Noninterest income	2,495	1,653	842	50.9	8,890	7,177	1,713	23.9
Noninterest expense	7,261	7,403	(142)	(1.9)	24,333	23,027	1,306	5.7
Provision for income taxes	8,374	8,149	225	2.8	23,058	22,510	548	2.4
Net income before management fees and overhead	13,818	13,811	7	0.1	39,317	38,453	864	2.2
Management fees and overhead allocations, net of tax	5,704	5,705	(1)	(0.0)	15,799	17,063	(1,264)	(7.4)
Net income	$8,114	$8,106	$8	0.1	$23,518	$21,390	$2,128	9.9
Other information
Full-time equivalent employees	204.1	207.4			204.4	207.0
nm=not meaningful

Earnings for the Commercial Banking segment during the current quarter were in line with 2011 third quarter results while earnings for the nine months ended September 30, 2012, increased $2.1 million compared to the same period in 2011.  Current year to date results were primarily the result of a negative provision for loan losses, an outcome directly related to the Company’s early efforts to proactively reserve for problem loans when repayment risks were first identified.  Since 2009, the Company has taken deliberate action to reduce high-risk loan concentrations and improve overall asset quality.  In addition, the risk profile on loans originated since the downturn is lower than older vintage loans, which has reduced the overall provision requirement. Provision expense has decreased each quarter since peaking in the second quarter of 2009.  Offsetting the provision effects were decreases in net interest income for the current quarter and year to date periods resulting from lower overall yield on interest-earning assets, down 40 basis points and 33 basis points, respectively.  Noninterest income increases for the current quarter and year to date periods relate to interest rate swap fee income and returns on equity method investment.  Noninterest expense for the first nine months of 2012 was higher than the prior year period due to salary, bonus and employee benefit cost increases.

INVESTMENT BANKING	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$1	$1	$—	—	$5	$6	$(1)	(16.7)
Noninterest income	253	205	48	23.4	475	1,806	(1,331)	(73.7)
Noninterest expense	833	868	(35)	(4.0)	2,527	2,741	(214)	(7.8)
Benefit for income taxes	(266)	(253)	(13)	(5.1)	(829)	(363)	(466)	(128.4)
Net loss before management fees and overhead	(313)	(409)	96	23.5	(1,218)	(566)	(652)	(115.2)
Management fees and overhead allocations, net of tax	33	47	(14)	(29.8)	114	118	(4)	(3.4)
Net loss	$(346)	$(456)	$110	24.1	$(1,332)	$(684)	$(648)	(94.7)
Other information
Full-time equivalent employees	19.6	19.9			19.0	19.4

Net loss for the Investment Banking segment decreased $0.1 million in the current quarter compared to 2011 and increased $0.6 million for the nine months ended September 30, 2012 compared to the year-earlier period.  No success fees were recorded during 2012 as a significant number of engagements closed in the fourth quarter of 2011.

WEALTH MANAGEMENT	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$(10)	$(2)	$(8)	(400.0)	$(31)	$(26)	$(5)	(19.2)
Noninterest income	2,013	2,154	(141)	(6.5)	6,408	6,815	(407)	(6.0)
Noninterest expense	2,128	2,191	(63)	(2.9)	6,971	6,967	4	0.1
Benefit for income taxes	(62)	(4)	(58)	nm	(246)	(72)	(174)	(241.7)
Net loss before management fees and overhead	(63)	(35)	(28)	(80.0)	(348)	(106)	(242)	(228.3)
Management fees and overhead allocations, net of tax	150	164	(14)	(8.5)	476	472	4	0.8
Net loss	$(213)	$(199)	$(14)	(7.0)	$(824)	$(578)	$(246)	(42.6)
Other information
Full-time equivalent employees	53.0	54.4			53.2	56.1
nm=not meaningful

Net loss for the Wealth Management segment increased $0.3 million for the nine month periods ended September 30, 2012, compared to the year earlier periods driven by lower revenues.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the equity markets.  Discretionary AUM at September 30, 2012 was $758.5 million, an increase $49.4 million or 7.0% from a year ago.

Insurance revenues generated by wealth transfer are transactional by nature, with the majority of revenues earned at the time of the sale.  Whole life products generally require large, up-front cash premiums and in recent years revenues have been lower than historical standards due to broader economic uncertainties.  For the nine months ended September 30, 2012, the wealth transfer revenues were down approximately 3% compared to the prior-year period.

INSURANCE	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$2	$—	$2	100.0	$3	$(3)	$6	200.0
Noninterest income	2,412	2,089	323	15.5	7,339	7,078	261	3.7
Noninterest expense	2,444	2,181	263	12.1	7,090	6,849	241	3.5
Provision (benefit) for income taxes	(9)	(29)	20	69.0	108	100	8	8.0
Net income before management fees and overhead	(21)	(63)	42	66.7	144	126	18	14.3
Management fees and overhead allocations, net of tax	86	115	(29)	(25.2)	296	288	8	2.8
Net loss	$(107)	$(178)	$71	39.9	$(152)	$(162)	$10	6.2
Other information
Full-time equivalent employees	54.8	55.0			53.9	53.1

Net loss in the Insurance segment for the three and nine months ended September 30, 2012 was relatively flat compared to the prior-year periods.  Revenue in the current quarter increased compared to the prior-year period, driven primarily by growth in P&C income and to a lesser extent continued growth from employee benefits.

The P&C industry’s soft premium market conditions that have existed since 2005 appear to be improving as overall premium rates have increased.  The segment is focused on following industry developments such as healthcare legislation and its potential impact on its business line and current and prospective clients.

CORPORATE SUPPORT	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except other information)	2012	2011	Amount	%	2012	2011	Amount	%
Income Statement
Net interest income	$(1,380)	$(1,667)	$287	17.2	$(4,093)	$(4,084)	$(9)	(0.2)
Provision for loan losses	(182)	2,068	(2,250)	(108.8)	(868)	3,779	(4,647)	(123.0)
Noninterest income	64	(50)	114	228.0	89	(3)	92	nm
Noninterest expense	10,348	10,587	(239)	(2.3)	30,589	34,350	(3,761)	(10.9)
Benefit for income taxes	(4,410)	(5,511)	1,101	20.0	(12,869)	(15,817)	2,948	18.6
Net loss before management fees and overhead	(7,072)	(8,861)	1,789	20.2	(20,856)	(26,399)	5,543	21.0
Management fees and overhead allocations, net of tax	(5,973)	(6,031)	58	1.0	(16,685)	(17,941)	1,256	7.0
Net loss	$(1,099)	$(2,830)	$1,731	61.2	$(4,171)	$(8,458)	$4,287	50.7
Other information
Full-time equivalent employees	194.2	211.7			197.7	209.9
nm=not meaningful

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

Net loss for the Corporate Support and Other segment decreased $1.7 million and $4.3 million for the respective three and nine month periods ended September 30, 2012 and 2011.  The primary component of net interest expense for the segment is interest expense related to the Company’s long-term.

The provision for loan losses relates to a non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Noninterest expense decreases during the three and nine months ended September 30, 2012 compared to prior year periods were primarily attributed to lower bonus compensation expense, loan workout expenses and OREO losses.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2012:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Repurchase agreements (1)	$124,836	$—	$—	$—	$124,836
Operating lease obligations	5,538	10,048	7,044	5,024	27,654
Long-term debt obligations (2)	26,771	7,955	7,157	112,757	154,640
Preferred Stock, Series C dividend (3)	2,868	5,737	58,083	—	66,688
Supplemental executive retirement plan	4,798	—	—	—	4,798
Total contractual obligations	$164,811	$23,740	$72,284	$117,781	$378,616

(1)         Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)         Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  See Note 8 of the notes to the condensed consolidated financial statements for a schedule of specific maturities and possible call dates.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $4.1 million due “Within one year”, $8.0 million due “After one but within three years”, $7.2 million due “After three but within five years” and $40.6 million due “After five years.”  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2012, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$463,302	$74,717	$22,008	$1,303	$561,330
Standby letters of credit	30,724	11,881	—	—	42,605
Commercial letters of credit	329	—	—	—	329
Unfunded commitments for unconsolidated investments	6,021	—	—	—	6,021
Company guarantees	1,403	—	—	—	1,403
Total commitments	$501,779	$86,598	$22,008	$1,303	$611,688

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

Approximately $42.7 million of total loan commitments at September 30, 2012 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the condensed consolidated balance sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at September 30, 2012 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $57.2 million at September 30, 2012, compared to $59.2 million at December 31, 2011. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 88.4% at September 30, 2012, from 85.4% at December 31, 2011. The low loan to deposit ratio has allowed the Company to maintain low levels of wholesale borrowings that historically bear a higher cost than core deposits. At September 30, 2012, the Company had zero outstanding wholesale borrowings as compared to $20.0 million at December 31, 2011.  Average wholesale borrowings were $52.1 million during the nine months ended September 30, 2012, an increase from the 2011 fiscal year average of $14.1 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2012, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at September 30, 2012, totaled $601.0 million.  Available funding is comprised of $165.0 million through the unsecured federal fund lines and $436.0 million in secured FHLB borrowing capacity. The Company had $52.5 million in securities available to be pledged as collateral for additional FHLB borrowings at September 30, 2012.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At September 30, 2012, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2012, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

At September 30, 2012, shareholders’ equity totaled $251.0 million, a $30.9 million increase from December 31, 2011.  The increase was primarily due to an underwritten public offering of 2,100,000 shares of the Company’s common stock at a price of $6.00 per share completed during the first quarter of 2012.  The net proceeds to the Company, net of underwriting discounts, commissions and selling costs were $11.8 million.  Also contributing to the increase was a $1.6 million increase in common surplus relating to stock-based compensation, sales of stock under the ESPP plan and stock exercises; an increase of $4.6 million in accumulated other comprehensive income associated with changes in the fair value of derivatives and available for sale securities; and net income of $17.0 million for the nine months ended September 30, 2012.  Offsetting these increases were common and preferred dividends of $4.1 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2012, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio of 13.7%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2012, was 15.1% and its Total Capital ratio 17.4%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2011.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2012, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II.  OTHER INFORMATION

Item 6.                                                           Exhibits

Exhibits and Index of Exhibits.

10.1                           Lease Termination Agreement dated August 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 22, 2012).

31.1                           Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1                           Section 1350 Certification of the Chief Executive Officer.

32.2                           Section 1350 Certification of the Chief Financial Officer.

101                              Pursuant to Rule 405 of Regulation S-T, the following materials from CoBiz Financial Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income and Comprehensive Income (Loss), (ii) the Condensed Consolidated Statement of Cash Flows, (iii) the Condensed Consolidated Balance Sheet, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	October 26, 2012	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	October 26, 2012	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer