Form 10-K
period 2012-12-31
COBIZ FINANCIAL INC
filed 2013-02-15
CIK 1028734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2012, computed by reference to the closing price on the NASDAQ Global Select Market was $147,517,463.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 8, 2013, was 39,827,876.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2012, we had total assets of $2.7 billion, net loans of $1.9 billion and deposits of $2.1 billion. We were incorporated in Colorado on February 19, 1980.

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

Our banking products are complemented by our fee-based business lines.  Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, investment banking and investment management services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business. In addition, we believe the fees generated by these services will increase our noninterest income and decrease our dependency on net interest income.

Segments

The Wealth Management segment has historically provided investment management, trust administration and wealth transfer planning through the sale and servicing of life insurance policies.  In conjunction with an initiative to focus on fee-based services with sustainable revenue streams and a profitable foundation, the Company made the decision to close its trust department and sell its wealth transfer business.  On December 31, 2012, the Company sold substantially all of the assets of its wealth transfer planning business from its subsidiary, Financial Designs Ltd (FDL), to an entity owned by certain former employees of that business unit.  Included in the sale of assets was the trade name FDL and as such, the FDL subsidiary was renamed CoBiz Insurance — Employee Benefits, Inc. (CEB).

Additionally, during the fourth quarter of 2012, the Company began the process of transitioning its trust customers to another local bank.  The transition is anticipated to be completed by March 31, 2013.  As the trust department was closed and not sold, the Company will not receive any compensation for the transition of its trust customers.   However, the other local bank has agreed to work with the Company to develop a transition plan to encourage certain transferred accounts to appoint CoBiz Investment Management, LLC as registered investment advisor with respect to any investment services required to service the transferred accounts.  The operations of the wealth transfer division and the trust department have been reported as discontinued operations throughout this report (all within the Wealth Management segment).

We operate five distinct segments, as follows:

•                  Commercial Banking

•                  Investment Banking

•                  Wealth Management

•                  Insurance

•                  Corporate Support and Other

The Company’s segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Private banking
	•	Interest-rate hedging
	•	Depository products
	•	Treasury management
Investment Banking through:	•	Merger and acquisition advisory services
Green Manning & Bunch, Ltd.	•	Institutional private placements of debt and equity
	•	Strategic financial advisory services
Wealth Management through:	•	Customized client investment policy
CoBiz Investment Management, LLC	•	Proprietary bond and equity offerings
	•	Tailored asset allocation strategies
	•	Financial planning
	•	Carefully vetted investment options utilizing external managers
	•	Investment management
Insurance through:	•	Employee benefits and retirement planning
CoBiz Insurance, Inc.	•	Individual benefits
CoBiz Insurance - Employee Benefits, Inc.	•	Commercial lines
	•	Professional lines
	•	Private client
	•	Risk management services

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

Our core values are:

•                  Focus on the customer

•                  Place people at the core

•                  Act with integrity

•                  Give back to the community

•                  Create sustained shareholder value

•                  Have fun and be well

Business Strategy

Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority, and expanding our products and services to build long-term relationships that meet the needs of small to mid-sized businesses, business owners and professionals in high-growth Western markets. In all areas of our operations, we focus on attracting and retaining the highest-quality personnel by maintaining an entrepreneurial culture and decentralized business approach. In order to realize our strategic objectives, we are pursuing the following strategies:

Organic Growth. We believe the Colorado and Arizona markets provide us with significant long-term opportunities for internal growth. These markets continue to be dominated by a number of large regional and national financial institutions that have acquired locally based banks. We believe this consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small- and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of professionals and high-net-worth individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining independent banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

The following table details the Company’s market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) and SNL Financial at June 30, 2012 and 2011.

	June 30, 2012		June 30, 2011
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.58	0.49	1.49	0.46
Other in-state banks	35.05	10.13	37.17	11.07
Out-of-state banks	63.37	89.38	61.34	88.47
Total	100.00	100.00	100.00	100.00

Deposit market share rank	13th	17th	13th	17th

The following table details the Company’s deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2012		June 30, 2011
MSA	Deposit Market Share Rank	Market Share %	Deposit Market Share Rank	Market Share %
Denver-Aurora-Broomfield, CO	8th	2.25	10th	2.09
Boulder, CO	10th	2.97	11th	2.90
Edwards, CO	9th	2.28	8th	2.45
Phoenix-Mesa-Glendale, AZ	15th	0.68	16th	0.63

Loan portfolio growth and diversification.  We have emphasized expanding our overall loan products in recent years in order to diversify and grow the loan portfolio.  In recent years, we have introduced jumbo mortgage lending, tax-exempt financing, asset-based lending and a niche focused on medical lending.  The addition of these products has enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

Fee-based business lines. We began offering employee benefits brokerage and consulting in 2000; Property and Casualty (P&C) insurance brokerage and investment banking services in 2001; and investment management services in 2003.

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

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of our Board of Directors. At December 31, 2012, our ratio of nonperforming loans to total loans was 1.02%, compared to 1.66% at December 31, 2011.

Controlling interest rate risk. We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.  We have also incorporated interest rate floors in many of our variable rate loans to set a higher initial rate in this low rate environment and to preserve our net interest income in the event of interest rate decreases.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Focus on cost efficiencies.  We have heavily invested in our current infrastructure in order to efficiently process and record transactions across all of our business units.  As we move forward, we plan to maintain a focus on expense management.

Capital management.  We strive to maintain a strong capital base to provide for the safety and soundness of the Company while also providing an acceptable return to our shareholders.  In light of recent economic developments and proposed changes to regulatory capital requirements, the Company considers the appropriate mix of capital instruments and liquidity when allocating capital resources to new projects and approving dividend distributions.

Expansion. We intend to continue to explore acquisitions of financial institutions or financial service entities within our market areas of Colorado and Arizona.  However, the focus of our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.

Market Areas Served

We operate in two western markets in the United States — Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions that have acquired locally based banks. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.  The current economic downturn has negatively impacted both markets.  The Colorado market was slower to enter the recession than other areas of the country.  Conversely, the Arizona market was one of the states that led the nation into the recession and has been significantly impacted by unemployment, job losses and foreclosure rates.  However, the long-term prospects of both markets remain positive due to the diversity of industry sectors, favorable business environment, educated workforces and reputation as high quality of life markets.

Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

Colorado.  Denver’s economy has diversified over the years with significant representation in various industries. The Denver metropolitan area is one of the fastest-growing regions in the nation, helping to make Colorado the fifth-fastest growing state in the United States in terms of percentage population growth from April 2010 to July 2012.  We have two locations each in downtown Denver, Littleton and the Vail Valley, and one location each in Boulder, Commerce City, Cherry Creek, the Denver Technological Center (DTC), Golden and Louisville.

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being the second fastest-growing state in terms of percentage population growth from 2000 to 2010 and the ninth-fastest growing state from April 2010 to July 2012. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Demographics		Demographics
•	Colorado population: 5.1 million	•	Arizona population: 6.5 million
•	Metropolitan Denver population: 2.6 million	•	Metropolitan Phoenix population: 4.3 million
•	Population projected to increase 35% to 5.8 million as measured from 2000 to 2030	•	Population projected to increase 109% to 10.7 million as measured from 2000 to 2030
•	Median household income 2011: $54,595	•	Median household income 2011: $48,434
•	Projected household income change from from 2011 to 2016: 19.06%	•	Projected household income change from from 2011 to 2016: 16.28%
•	Median home price for Metropolitan Denver at September 30, 2012: $230,114	•	Median home price for Metropolitan Phoenix at September 30, 2012: $143,751

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2012 was 7.6%, down from 8.9% in December 2011 (national average of 8.5%)	•	Preliminary unemployment rate at December 2012 was 7.9%, down from 9.2% in December 2011 (national average of 8.5%)
•	State with the 9th highest job growth between September 2011 and September 2012	•	State with the 6th highest job growth between September 2011 and September 2012

Competition

CoBiz and its subsidiaries face competition in all of our principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, asset-based lenders, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.

Please see “Risk Factors” below for additional information.

Employees

At December 31, 2012, we had 512 employees, including 508 full-time equivalent employees. Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

Small Business Lending Fund (SBLF).  Enacted as part of the Small Business Jobs Act, the SBLF was a $30 billion fund that encouraged lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  Qualifying institutions were eligible to sell Tier 1-qualifiying preferred stock to the Treasury.  The dividend rate on the preferred stock was initially a maximum of 5%.  The dividend rate decreases as the qualifying institution’s small business lending increases, and can fall as low as 1%.  However, if small business lending does not increase in the first two years, the rate will increase to 9%.  After 4.5 years, the rate will increase to 9% if the bank has not repaid the SBLF funding.  The maximum amount of available SBLF funding to a qualifying institution was limited to 5% of risk-weighted assets for institutions up to $1 billion in assets.  For institutions with more than $1 billion and less than $10 billion in assets, the maximum was 3% of risk-weighted assets.

The SBLF was available to participants in the CPP as a method to refinance preferred stock issued through that program.  On September 8, 2011, the Company entered into an agreement under the SBLF, pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share. The proceeds from the issuance of the Series C Preferred Stock, along with other available funds, were used to redeem the Series B Preferred Stock issued through the CPP.  The Company files quarterly reports with the Treasury on its qualifying small business lending that may reduce the dividend rate on the Series C Preferred Stock.

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

Acquisitions. As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the CRA). See “The Bank — Community Reinvestment Act” below.

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

Dividend Restrictions.  Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2012, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

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

The table below sets forth the capital ratios of the Company:

	At December 31, 2012
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	16.5	8.0
Tier I capital to risk-weighted assets	14.3	4.0
Tier I leverage ratio	12.2	4.0

In June 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking that would revise and replace the current regulatory capital rules.  The proposals were initially intended to be effective on January 1, 2013, but the agencies have deferred implementation due to the volume of comments related to the proposed rules.  In the Basel III notice of proposed rulemaking, the agencies proposal included the implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. Common equity is the highest quality equity and most loss absorbing form of capital and establishes the base of Tier 1 common equity as adjusted for minority interests and various deductions.  The minimum Tier 1 common equity ratio under Basel III is 4.5%.  Depending on the final form of the Basel III capital standards, the outcome will likely result in a higher capital requirement, greater volatility in regulatory capital and the elimination of trust preferred instruments in regulatory capital.  It is expected that final rules will be issued in 2013.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate M&A activity.

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “The Bank — Capital Adequacy.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine” which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividend Restrictions. Dividends paid by the Bank and management fees from the Bank and our fee-based business lines provide substantially all of the Company’s cash flow. The approval of the Colorado Division of Banking is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”

Capital Adequacy. Federal regulations establish minimum requirements for the capital adequacy of depository institutions that are generally the same as those established for bank holding companies. See “The Holding Company — Capital Adequacy.”  Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance and the appointment of a receiver, and may also be subject to significant operating restrictions pursuant to regulations promulgated under the FDICIA. See “The Holding Company — Support of Banks.”

The following table sets forth the capital ratios of the Bank:

	At December 31, 2012
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	13.4	8.0
Tier I capital to risk-weighted assets	12.1	4.0
Tier I leverage ratio	10.3	4.0

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2012, the Bank was well capitalized, which places no significant restrictions on the Bank’s activities.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5 to 43 basis points, an increase from the 0 to 27 basis point range that had been in effect since 1996.  In 2009, the base assessment rate range for Risk Category I institutions increased to 7 to 24 basis points as part of the FDIC’s Restoration Plan for the DIF.  This increase was necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  As part of the assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The base assessment rates for Risk Categories II — IV range from 17 to 78 basis points.

On February 7, 2011, the FDIC finalized new rules for an assessment calculation as required by the Dodd-Frank Act.  The final rules change the assessment base from deposits to average daily consolidated assets less average monthly tangible equity (which is defined as Tier 1 Capital) and also changes the base assessment rates.  The final rules took effect April 1, 2011.  Under the new assessments, the base assessment rate for a Risk Category I institution is 5 to 9 basis points and the base assessment rates for Risk Categories II — IV range from 14 to 35 basis points.  The Company’s assessments decreased in 2011 under the new calculation. The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2013 is 0.16 basis points (0.64 basis points annually).  The assessment rate is adjusted quarterly.

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

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  At December 31, 2012, the Company had pre-paid assessments of $1.4 million to be applied to future assessments.  For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

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

Fee-Based Business Lines

CoBiz Investment Management, LLC (CIM), is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Many aspects of CIM’s business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CIM from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2012. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

Item 1A.  Risk Factors

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a financial holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as Colorado-chartered bank, is subject to regulation and supervision by the Colorado Division of Banking. We undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial service holding companies.

The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned “Supervision and Regulation.” These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the our reputation, which could have a material adverse effect on our business, financial condition and results of operations. The policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could adversely affect our business, financial condition and results of operations.

In September 2011, the U.S. Federal Reserve announced “Operation Twist,” which was a program under which it initially intended to purchase, through the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less.  In June 2012, it was announced that the Federal Open Market Committee had decided to continue the program through the end of 2012.  The intent of Operation Twist was to put downward pressure on longer-term interest rates, which has resulted in a flattening of the yield curve and which may result in increased prepayment rates on our investment portfolio and a lower yield on our loan portfolio due to lower long-term interest rates, both of which would lead to a narrowing of our net interest margin.  Consequently, Operation Twist and any other future securities purchase programs of the U.S. Federal Reserve could materially adversely affect our business, financial condition, results of operations.

Difficult conditions in the financial services markets have adversely affected the business and results of operations of the Company.

Dramatic declines in the housing and commercial real estate market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, further credit tightening in the market could reduce funding lines available to the Company.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, has adversely affected us and may continue to adversely affect us.

In general, all of our business segments were negatively impacted by market conditions in 2009-2011. During that period, there was a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale.  While the overall economy and the business of the Company has begun to recover, any additional softening in our real estate markets could hurt our business as a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

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

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future.  In addition, we intend to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the economic conditions in Colorado and Arizona further deteriorate.  The actual amount of future provisions for loan losses cannot be determined at any specific point in time and may exceed the amounts of past provisions.  Additions to our allowance for loan losses would decrease our net income.

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

We may not realize our deferred income tax assets. In addition, our built in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

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

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been volatile.  Market conditions may negatively affect the value of securities.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2012, did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our fee-based businesses have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenues and earnings.  With respect to our investment banking services segment, GMB, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenues and earnings for a particular quarter or year.  With respect to our insurance segment, CoBiz Insurance Inc. and CoBiz Insurance-Employee Benefits, our revenues and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  With respect to our investment advisory business, our revenues and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenues and earnings of CIM for a particular quarter or year.  In addition, a substantial portion of the revenues and earnings of our wealth management segment are often generated during our fourth quarter as many of their clients seek to finalize their wealth transfer and estate plans by year end.

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

Under federal law, a financial holding company may be required to guarantee a capital plan filed by an undercapitalized bank subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank in an amount equal to the lesser of 5% of the Bank’s assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with applicable capital standards. Therefore, it is possible that we will be required to contribute capital to our subsidiary bank or any other bank that we may acquire in the event that such bank becomes undercapitalized. If we are required to make such capital contribution at a time when we have other significant capital needs, our business, financial condition, results of operations and cash flows could be adversely affected.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012, we had 12 bank locations, three fee-based locations and an operations center in Colorado and six bank locations and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado, 80202.  We lease our executive offices and our Northeast office from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 15 to the consolidated financial statements. The terms of these leases expire between 2013 and 2022. The Company leases all of its facilities with the exception of the Prince branch in Littleton, Colorado which the Company purchased during 2010. The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Colorado:
Prince	2409 W. Main St., Littleton, CO 80120	Owned
Eagle	212 Chambers Ave., Unit 3, Eagle, CO 81631	2013
Northeast	4695 Quebec St., Denver, CO 80216	2013
Boulder	2025 Pearl St., Boulder, CO 80302	2014
Northwest	400 Centennial Pkwy., Ste. 100, Louisville, CO 80027	2014
Tremont	1275 Tremont Pl., Denver, CO 80204	2014
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2014
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2015
Denver	821 17th St., Denver, CO 80202	2016
Denver Operations Center	717 17th St., Ste. 400, Denver, CO 80202	2020
DTC	4582 S. Ulster Street Parkway, Ste. 100, Denver, CO 80237	2020
Cherry Creek	301 University Blvd., Stes. 100 & 200, Denver, CO 80206	2017
Littleton	1600 West Mineral, Littleton, CO 80120	2022
Arizona:
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2014
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2017
Phoenix	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale	6909 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2018
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2018

Fee-Based Locations	Address	Lease Expiration
CoBiz Insurance Inc.:
Colorado	821 17th St., Denver, CO 80202	2016
Arizona	2600 N. Central Ave., Ste. 1950, Phoenix, AZ 85004	2017

CoBiz Investment Management, LLC	1099 18th St., Ste. 3000, Denver, CO 80202	2018

Green Manning & Bunch, Ltd.	1515 Wynkoop St., Ste. 800, Denver, CO 80202	2020

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 8, 2013, there were approximately 517 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

	High	Low	Cash Dividends Declared
2011:
First Quarter	$7.02	$5.54	$0.01
Second Quarter	7.00	5.93	0.01
Third Quarter	6.54	4.36	0.01
Fourth Quarter	5.84	4.22	0.01
2012:
First Quarter	$7.32	$5.22	$0.01
Second Quarter	7.10	5.77	0.02
Third Quarter	7.37	6.16	0.02
Fourth Quarter	7.50	6.35	0.02

On January 17, 2013, the Company announced that its quarterly dividend for the first quarter of 2013 had increased to $0.03 per share.  The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 9 to the consolidated financial statements that could limit our ability to pay dividends.

Pursuant to the terms of the securities purchase agreement executed in the issuance of the Series C Preferred Stock in connection with the SBLF program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series C Preferred Stock.  At December 31, 2012, the Company has paid all required dividends under the purchase agreement when due.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2007 and the closing prices on each of the five years in the period ended December 31, 2012, with the hypothetical cumulative total return on the Russell 2000 Index, the NASDAQ Bank Index and the SNL U.S. Bank NASDAQ Index for the comparable period.  Historically, the Company has provided a comparison to the NASDAQ Bank Index which includes domestic and foreign bank stocks.  While this comparison is provided in the table below through 2012, the Company intends to replace this index with the SNL U.S. Bank NASDAQ Index in future reports.  The Company believes the SNL U.S. Bank NASDAQ Index will provide a relevant comparison to domestic banks.

Comparison of Cumulative Total Return

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
CoBiz Financial Inc.	$100.00	$67.14	$33.43	$43.08	$41.16	$53.85
NASDAQ Bank Index	$100.00	$78.47	$65.69	$75.00	$67.12	$79.69
Russell 2000 Index	$100.00	$66.20	$84.18	$106.80	$102.33	$119.04
SNL U.S. Bank NASDAQ	$100.00	$72.62	$58.91	$69.51	$61.67	$73.51

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated. In the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these lines of business are part of the Company’s Wealth Management segment.  The results of operations and earnings per share for trust and wealth transfer have been reported as discontinued operations retrospectively for all periods presented in the following table.

	At or for the year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of income data:
Interest income	$106,128	$111,264	$115,979	$129,450	$144,908
Interest expense	12,750	14,863	19,148	26,066	49,557
Net interest income before provision for loan losses	93,378	96,401	96,831	103,384	95,351
Provision for loan losses	(4,733)	4,002	35,127	105,815	39,796
Net interest income (loss) after provision for loan losses	98,111	92,399	61,704	(2,431)	55,555
Noninterest income	30,559	30,823	29,517	23,512	29,130
Noninterest expense	91,166	95,821	103,345	113,522	83,209
Income (loss) before taxes	37,504	27,401	(12,124)	(92,441)	1,476
Provision (benefit) for income taxes	13,258	(5,808)	10,158	(32,522)	(367)
Net income (loss) before noncontrolling interest	$24,246	$33,209	$(22,282)	$(59,919)	$1,843
Less: net (income) loss attributable to noncontrolling interest	—	—	(209)	314	(379)
Net income (loss) from continuing operations	24,246	33,209	(22,491)	(59,605)	1,464
Discontinued operations, net of tax	324	253	(146)	(23,436)	(136)
Net income (loss)	$24,570	$33,462	$(22,637)	$(83,041)	$1,328

Basic earnings (loss) per common share from continuing operations	$0.54	$0.75	$(0.72)	$(2.18)	$0.06
Diluted earnings (loss) per common share from continuing operations	$0.54	$0.75	$(0.72)	$(2.18)	$0.06
Basic earnings (loss) per common share from discontinued operations	$0.01	$0.01	$—	$(0.80)	$(0.01)
Diluted earnings (loss) per common share from discontinued operations	$0.01	$0.01	$—	$(0.80)	$(0.01)
Basic earnings (loss) per common share	$0.55	$0.76	$(0.72)	$(2.98)	$0.05
Diluted earnings (loss) per common share	$0.55	$0.76	$(0.72)	$(2.98)	$0.05
Cash dividends declared per common share	$0.07	$0.04	$0.04	$0.10	$0.28
Dividend payout ratio	12.73%	5.26%	NM	NM	560.00%

Balance sheet data:
Total assets	$2,653,641	$2,423,504	$2,395,088	$2,466,015	$2,684,275
Total investments	571,665	633,308	644,668	545,980	500,448
Loans	1,926,432	1,637,424	1,643,727	1,780,866	2,031,253
Allowance for loan losses	46,866	55,629	65,892	75,116	42,851
Loans held for sale	—	—	—	1,820	—
Deposits	2,129,260	1,918,406	1,889,368	1,968,833	1,639,031
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	20,984	20,984	20,984	20,984
Shareholders’ equity	257,051	220,082	201,738	230,451	252,099

Key ratios:
Return on average total assets	0.98%	1.39%	(0.93)%	(3.25)%	0.05%
Pre-tax, pre-provision return on assets (PTPP ROA)(1)	1.34%	1.49%	1.27%	1.63%	1.79%
Return on average shareholders’ equity	10.15%	16.23%	(10.17)%	(35.23)%	0.67%
Average shareholders’ equity to average total assets	9.65%	8.58%	9.15%	9.22%	7.80%
Net interest margin	4.08%	4.35%	4.37%	4.38%	4.08%
Efficiency ratio(2)	74.00%	73.01%	76.49%	68.27%	65.10%
Nonperforming assets to total assets	1.14%	1.89%	2.83%	4.24%	1.75%
Nonperforming loans to total loans	1.02%	1.66%	2.60%	4.44%	2.02%
Allowance for loan and credit losses to total loans	2.43%	3.40%	4.01%	4.23%	2.12%
Allowance for loan and credit losses to nonperforming loans	237.75%	204.38%	154.33%	97.28%	104.95%
Net charge-offs to average loans	0.23%	0.86%	2.62%	3.78%	0.87%

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

	At and for the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Net income - GAAP	$24,570	$33,462	$(22,637)	$(83,041)	$1,328
Adjusted for:
Provision (benefit) for income taxes	13,429	(5,654)	10,028	(32,859)	(91)
Provision for loan and credit losses	(4,768)	3,976	35,033	105,711	39,479
Net other than temporary impairment losses on securities recognized in earnings	297	771	451	922	—
Loss on securities, other assets and other real estate owned	65	3,145	7,977	4,677	4,592
Goodwill impairment	—	—	—	46,160	—
Pre-tax, pre-provision earnings	$33,593	$35,700	$30,852	$41,570	$45,308

Average assets	$2,508,222	$2,403,960	$2,434,002	$2,556,706	$2,529,901
PTPP ROA	1.34%	1.49%	1.27%	1.63%	1.79%

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

Industry Overview. At the December 2012 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points noting that a highly accommodative stance of monetary policy will remain appropriate after the economy strengthens to support maximum employment and price stability.  The FOMC expects to maintain the target federal funds rate at 0-25 basis points for at least as long as the unemployment rate remains above 6.5%, inflation projections are no more than 0.5% above the FOMCs 2% long-run goal and longer-term inflation expectations continue to be well-anchored.  The FOMC also announced that it will continue to purchase agency mortgage-backed securities at a pace of $40 billion per month.  The FOMC will also purchase longer-term Treasury securities after the expiration of “Operation Twist” at an initial pace of $45 billion per month.  These actions are intended to pressure longer-term interest rate and support the mortgage market, among other things.

The actions by the FOMC have pressured net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets.  Throughout 2012, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment.  Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry.  It is expected that these challenges will continue until interest rates rise.

The political landscape has also negatively impacted the industry.  Small businesses are reluctant to commit to capital expenditures due to concerns over the unknown impact from potential tax and policy.  Businesses expecting to increase capital spending over the next 12 months was at its lowest level in over two years at December 2012, according to the Wells Fargo Small Business Index.  Reluctance to increase capital spending has resulted in record levels of deposits and tempered small businesses demand for loans.  The high level of liquidity from the amount of deposits has exacerbated the pressure on net interest margins in the banking industry.  It has been a challenge for the industry to deploy the excess liquidity at attractive rates.

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

The national unemployment rate decreased from 8.5% in December 2011 to 7.8% at December 2012.  The unemployment rate has steadily decreased during 2012 and is at the lowest level since January 2009.  In 2012, 42 states and the District of Columbia registered a decrease in their unemployment rate, six states experienced increases and two states were unchanged.  While decreasing, the high unemployment rate is a driving factor that could prolong a weak economy.

There were 51 bank failures in 2012, the lowest level since 2008.  During 2008-2011, 414 banks failed and went into receivership with the FDIC, causing estimated losses of $87.5 billion to the Depository Insurance Fund.  This compares to only 10 bank failures in the years 2003 to 2007.  The FDIC’s “problem list” stood at 694 at September 30, 2012, down from 813 at the end of 2011.

In the third quarter of 2012, FDIC-insured commercial banks reported a combined net income of $37.6 billion, the highest level since the third quarter of 2006.  The increase in net income was driven by reduced expenses for loan losses and rising noninterest income.  More than half of all institutions reported higher earnings than a year ago.  The industry also reported the lowest level of unprofitable institutions in more than five years.  The average net interest margin fell year-over-year in two out of every three institutions, as average asset yields declined faster than average funding costs.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2012, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 18 bank locations, three fee-based businesses and total assets of $2.7 billion.  During 2008-2010, economic conditions deteriorated within the markets the Company operates.  As a result, the Company’s net earnings were negatively impacted due to increased levels of non-performing assets, higher credit costs and impairment charges on goodwill and real estate assets.  Economic conditions improved in 2011-2012 and the Company returned to profitability in those years as credit costs stabilized.  However, the effects of the financial crisis continue to impact the Company due to elevated OREO and loan workout costs and a reduced net interest income due to the low interest rate environment.

The Company has a well-capitalized balance sheet that includes common equity, preferred equity, subordinated debentures and subordinated notes payable.  The Company currently has $21.0 million in subordinated notes payable and $57.4 million in preferred stock issued to the Treasury in September 2011 through the SBLF program.  The subordinated notes payable have a 9% coupon rate and become callable in the third quarter of 2013.  The Company is evaluating calling the subordinated notes payable.  The SBLF preferred stock has a variable rate dependent on the Company’s small business lending until September 30, 2013, when the rate will become fixed until March 2016.  Based on the current level of small business lending, the Company expects the rate to fix at 1%.  After March 2016, the rate on the preferred stock will increase to 9%.  The Company expects to repay the preferred stock to the Treasury when the rate increases to 9%.

As discussed in “Item 1. Business” and Note 2 to the consolidated financial statements, the Company sold its wealth transfer division that focused on high-end life insurance and closed its trust department during the fourth quarter of 2012.  The results of operations related to these areas have been reported as discontinued operations.  The prior period disclosures in the following table have been adjusted to conform to the new presentation.  Certain key metrics of our operating segments at or for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Consolidated
(in thousands, except per share data)	2012
Operating revenue (1)	$111,517	$3,839	$4,164	$9,682	$(5,265)	$123,937
Net income (loss)	$31,210	$(318)	$(717)	$(312)	$(5,293)	$24,570
Diluted income (loss) per common share (2)	$0.81	$(0.01)	$(0.02)	$(0.01)	$(0.22)	$0.55

	2011
Operating revenue (1)	$111,907	$7,245	$4,263	$9,270	$(5,461)	$127,224
Net income (loss)	$31,393	$686	$(293)	$(33)	$1,709	$33,462
Diluted income (loss) per common share (2)	$0.86	$0.02	$(0.01)	$—	$(0.11)	$0.76

	2010
Operating revenue (1)	$111,422	$5,658	$4,223	$8,692	$(3,647)	$126,348
Net income (loss)	$(86)	$(91)	$(1,295)	$(818)	$(20,347)	$(22,637)
Diluted income (loss) per common share (2)	$—	$—	$(0.04)	$(0.02)	$(0.66)	$(0.72)

(1) Net interest income plus noninterest income.

(2) The per share impact of preferred stock dividends and earnings allocated to participating securities are included in Corporate Support and Other.

Noted below are some of the significant financial performance measures and operational results for 2012 and 2011:

2012

•                  Commercial Banking earnings per share fell $0.05 to $0.81 in 2012 from 2011, primarily due to the increase in average shares outstanding.  Nonperforming assets decreased to $30.3 million at the end of 2012, from $45.7 million at the end of 2011.  The decrease in nonperforming assets resulted in a provision for loan loss reversal of $3.5 million in 2012.

•                  Investment Banking lost $0.01 on a per share basis in 2012, a decrease from the $0.02 earnings per share in 2011.  The number of transactions closed by the segment fell in 2012, while Investment Banking revenue in 2011 was at the highest level for the segment since 2004.

•                  Wealth Management lost $0.02 per diluted share in 2012, an increased loss over the loss of $0.01 in 2011.  As discussed above, the segment sold its wealth planning division and discontinued its trust department.  As part of these transactions, the segment incurred severance and contract termination costs of $0.5 million.

•                  Insurance lost $0.01 on a per share basis in 2012 after breaking even in 2011.  In 2012, the segment purchased two small books of business to enhance the employee benefits consulting division and to expand its medical malpractice offering.

•                  Corporate Support and Other lost $0.22 per diluted share in 2012, an increased loss over the loss of $0.11 in 2011.  The increase in the loss in 2012 is due to the reversal of a deferred tax valuation allowance of $11.0 million that benefited the segment in 2011, but had no impact in 2012.

•                  During the first quarter of 2012, the Company completed a common stock offering of 2,100,000 shares at a $6.00 per share price that generated net proceeds of $11.8 million.

•                  At December 31, 2012, the Company grew small business lending sufficient to reduce its future dividend rate on the Series C Preferred Stock issued to Treasury under the SBLF to 1% effective for the second quarter of 2013.

•                  The net interest margin on a tax-equivalent basis declined to 4.08% in 2012 compared to 4.35% in 2011.  The Company’s net interest margin has declined due to the low rate environment.

•                  Total noninterest-bearing demand accounts represented 40.4% of total deposits at December 31, 2012.

•                  The Company’s total risk-based capital ratio was 16.5% at the end of 2012, up from 16.3% at the end of 2011.

2011

•                  Commercial Banking earned $0.86 on a per share basis in 2011 compared to break-even in 2010.  Earnings per share in 2011 significantly improved from breakeven in 2010.  The primary driver of the earnings increase was a reduction in the provision for loan losses, which totaled $0.6 million in 2011 and $30.2 million in 2010. Nonperforming assets decreased to $45.7 million at the end of 2011, from $67.8 million at the end of 2010.  The Bank’s ratio of allowance for loan and credit losses to total loans ended the year at 3.4% and the allowance exceeded 204% of nonperforming loans.  During the fourth quarter of 2011, the segment benefited from the reversal of a deferred tax valuation allowance of $4.1 million that was originally recorded at the end of 2010.

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

•                  The net interest margin on a tax-equivalent basis declined slightly to 4.35% in 2011 compared to 4.37% in 2010.

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

Differences between the actual credit outcome of a loan and the risk assessment made by the Company could negatively impact the Company’s earnings by requiring additional provision for loan losses.  As a hypothetical example, if $25.0 million of grade 3, non-classified loans were transferred into classified loans at the same percentage level of existing classified loans, an additional $2.2 million of provision for loan losses would be required.

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2012, $567.2 million of total assets, consisting of $558.2 million in available for sale securities and $9.0 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2011, $631.4 million of total assets, consisting of $623.5 million in available for sale securities and $7.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  Certain Private-Label MBS (PLMBS) were valued using broker-dealer quotes based on proprietary broker models, which are considered by the Company an unobservable input (Level 3).  The Company sold all PLMBS during the fourth quarter of 2012.  At December 31, 2011, the Company had $2.0 million in PLMBS.  The Company recognized $0.3 million and $0.8 million in other-than-temporary impairments on the PLMBS for the years ended December 31, 2012 and 2011, respectively. In 2012, the Company purchased a $1.0 million single-issuer TPS classified as Level 3.  The fair value of this TPS is determined using broker-dealer quotes and was classified as a Level 3 due to its illiquid nature. At December 31, 2012 and 2011, $18.4 million and $17.2 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $16.1 million and $50.9 million at December 31, 2012 and 2011, respectively.  For additional information on the fair value of certain financial assets and liabilities see Note 17 to the consolidated financial statements.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The Company had total assets of $2.7 billion and total liabilities of $2.4 billion at December 31, 2012 compared to total assets of $2.4 billion and total liabilities of $2.2 billion at December 31, 2011.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2012 and 2011.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small- and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2012, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to current conditions and heightened default risk due to depressed real estate and collateral values, the Company expanded the resources of the credit and loan review departments to provide for a more proactive identification and management of problem credits.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Senior Credit Officer in each geographic market. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, the credit administration department establishes a watch list of loans to be reviewed by the board of directors of the Bank. The loan portfolio is also monitored regularly by a loan review department that reports to the Chief Operations Officer of the Company and submits reports directly to the audit committee of the board of directors and the credit administration department.

In order to effectively respond to the current credit cycle, declining asset quality and increasing foreclosures, the Company made a significant investment in 2009 to establish a Special Assets Group comprised of experienced professionals to efficiently manage nonperforming assets.  Management believes having the specialized function will allow our bankers to focus on seeking new lending and deposit relationships while troubled asset levels are effectively managed.  In the latter part of 2011 and into 2012, the Company began redeploying certain officers from the Special Assets Group into production roles due to the improvement in asset quality.

Composition of Loan Portfolio. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$729,442	38.8%	$568,962	36.0%	$565,145	35.8%	$559,612	32.8%	$648,968	32.6%
Real estate - mortgage	880,377	46.8	784,491	49.5	783,675	49.7	832,509	48.8	870,262	43.8
Land acquisition & development	53,562	2.8	61,977	3.9	83,871	5.3	152,667	8.9	221,946	11.2
Real estate - construction	67,022	3.6	63,141	4.0	86,862	5.5	144,069	8.4	192,164	9.7
Consumer	149,638	8.0	116,676	7.4	94,607	6.0	76,103	4.5	86,701	4.4
Other	46,391	2.5	42,177	2.7	29,567	1.9	15,906	0.9	11,212	0.6
Total loans	$1,926,432	102.5	$1,637,424	103.5	$1,643,727	104.2	$1,780,866	104.3	$2,031,253	102.2
Less allowance for loan losses	(46,866)	(2.5)	(55,629)	(3.5)	(65,892)	(4.2)	(75,116)	(4.4)	(42,851)	(2.2)
Net loans held for investment	$1,879,566	100.0	$1,581,795	100.0	$1,577,835	100.0	$1,705,750	99.9	$1,988,402	100.0
Loans held for sale	—	—	—	—	—	—	1,820	0.1	—	—

Net loans	$1,879,566	100.0%	$1,581,795	100.0%	$1,577,835	100.0%	$1,707,570	100.0%	$1,988,402	100.0%

Gross loans increased $289.0 million in 2012 compared to a $6.3 million decrease in 2011.  Loan growth was primarily driven by the Commercial ($160.4 million) and Real estate — mortgage ($95.9 million) loan segments.  The Company’s focus on growing its Commercial loan segment in 2012 was successful, resulting in the Company achieving the lowest dividend rate available for preferred stock issued under the SBLF program.  The growth in the Commercial loan segment is partially attributed to asset-based loans generated by a new Structured Finance department formed in 2012.  Asset-based loans totaled $36.3 million at December 31, 2012.  The growth in the Real estate — mortgage loan segment was driven primarily by an $82.9 million increase in investor real-estate loans.  The $32.9 million increase in consumer loans resulted primarily from growth of $41.2 million in the jumbo mortgage product offset by a decline of $12.5 million in home equity lines.  The loan portfolio’s downward trend in prior years is primarily attributable to a decrease in the land acquisition and development loan portfolio.  Due to overall market illiquidity and the significant value declines on raw land during that time, the Company ceased lending activities for the acquisition and future development of land.  The land acquisition and development loan portfolio contributed to 41% of the total decrease of $393.8 million in our loan portfolio during the years 2008-2011.  The recent adverse economic conditions contributed to a challenging operating environment and a downward trend in loan demand.  However, the shift in loan concentration is primarily attributed to successful efforts to further diversify the Company’s loan portfolio.  The Company has been successful in reducing high risk loan concentration levels and growing other loan categories mainly by exploring new niche lending opportunities such as tax exempt financing, jumbo mortgages, asset-based lending, and an expansion of its medical lending practice.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2012, our individual legal lending limit was $46.2 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2012 and 2011, the outstanding balance of loan participations sold by us was $9.4 million and $17.2 million, respectively. At December 31, 2012 and 2011, we had loan participations purchased from other banks totaling $18.8 million and $12.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2012		2011		2010
Credit Relationships	Number of relationships	% of loan portfolio	Number of relationships	% of loan portfolio	Number of relationships	% of loan portfolio
Greater than $6.0 million	49	22.0%	33	16.3%	29	14.6%
$3.0 million to $6.0 million	92	19.7	69	17.0	71	17.6
$1.0 million to $3.0 million	334	29.1	305	31.7	311	32.5
$0.5 million to $1.0 million	352	13.1	354	15.5	359	15.9
Less than $0.5 million	4,115	16.1	4,231	19.5	4,397	19.4
	4,942	100.0%	4,992	100.0%	5,167	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2012, 2011, and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•                  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

•                  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2012 and 2011, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

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

Commercial Loans. Commercial loans increased $160.4 million, or 28.2%, from $569.0 million at December 31, 2011 to $729.4 million at December 31, 2012. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.  Asset-based loans generated by the Company’s new Structured Finance department are included in the All other Commercial loans category in the table below and are the primary driver of the year-over-year increase in this category.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2012		2011		2010
(in thousands)	Balance	% of Commercial loan portfolio	Balance	% of Commercial loan portfolio	Balance	% of Commercial loan portfolio
Manufacturing	$88,333	12.1%	$79,816	14.0%	$86,692	15.3%
Finance and insurance	77,779	10.7	78,922	13.9	77,198	13.7
Health care	96,561	13.2	56,448	9.9	70,685	12.5
Real estate services	75,487	10.3	74,359	13.1	79,143	14.0
Construction	55,289	7.6	46,508	8.2	51,404	9.1
Wholesale and retail trade	83,156	11.4	89,689	15.8	80,389	14.3
All other	252,837	34.7	143,220	25.1	119,634	21.2
	$729,442	100.0%	$568,962	100.0%	$565,145	100.0%

Real Estate - Mortgage Loans. Real estate mortgage loans increased $95.9 million, or 12.2%, from $784.5 million at December 31, 2011 to $880.4 million at December 31, 2012.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2012 and 2011, 64% and 61%, respectively, of the Company’s outstanding real estate mortgage loans were in the Colorado market.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2012		2011		2010
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$434,384	49.3%	$421,350	53.7%	$431,935	55.1%
Residential & commercial investor	445,993	50.7	363,141	46.3	351,740	44.9
	$880,377	100.0%	$784,491	100.0%	$783,675	100.0%

Land Acquisition and Development Loans.  Land acquisition and development loans decreased $8.4 million, or 13.6%, from $62.0 million at December 31, 2011 to $53.6 million at December 31, 2012. We have a portfolio of loans for the acquisition and development of land for residential building projects. Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased lending activities for the acquisition and future development of land. However, the Company may still pursue loans secured by finished lots that are prepared to enter the construction phase. Land acquisition and development loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the land acquisition and development portfolio are generally located in the states of Colorado and Arizona.  At December 31, 2012 and 2011, the majority (over 60%) of the loans were generated in the Colorado market.

Real Estate - Construction Loans. Real estate construction loans increased $3.9 million, or 6.1%, from $63.1 million at December 31, 2011 to $67.0 million at December 31, 2012. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We generally require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.  With the deep valuation declines in the real estate markets during recent years, the Company has become very selective in the extension of credit for new construction projects.

We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers. The properties securing the Company’s real estate loan portfolio are generally located in the states of Colorado and Arizona.  At December 31, 2012 and 2011, the majority (96% and 66%, respectively) of the Company’s real estate construction loans outstanding were generated in the Colorado market.

Consumer Loans. Consumer loans increased $32.9 million, or 28%, from $116.7 million at December 31, 2011 to $149.6 million at December 31, 2012.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. In 2010, the Company introduced a new product line, jumbo mortgage loans.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000.  For primary residences, the standard loan-to-value is 75% for loans up to $2.0 million.  The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 50% on loans in excess of $3.0 million. In addition, we generally only finance 3/1, 5/1, and 7/1 adjustable-rate mortgage loans as well as 15 year fixed rate loans.  In addition we broker 15- and 30-year fixed rate conforming mortgages.  Jumbo mortgage loans at December 31, 2012 and 2011, totaled $96.5 million or 64% and $55.3 million or 47%, respectively, of the consumer loan portfolio.

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

	At December 31,
(in thousands)	2012	2011	2010	2009	2008
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$35	$212	$202	$509	$1,292
Nonaccrual loans:
Commercial	3,324	3,105	8,722	12,696	9,312
Real estate - mortgage	10,779	9,295	8,446	18,832	3,481
Land acquisition & development	4,655	5,112	9,690	34,033	16,097
Real estate - construction	271	6,985	12,614	9,632	9,595
Consumer and other	648	2,527	3,060	3,496	1,301
Total nonaccrual loans	19,677	27,024	42,532	78,689	39,786
Total nonperforming loans	19,712	27,236	42,734	79,198	41,078
OREO and repossessed assets	10,577	18,502	25,095	25,318	5,941
Total nonperforming assets	$30,289	$45,738	$67,829	$104,516	$47,019

Performing renegotiated loans	$43,321	$20,633	$16,488	$—	$—

Allowance for loan losses	$46,866	$55,629	$65,892	$75,116	$42,851
Allowance for credit losses	—	35	61	155	259
Allowance for loan and credit losses	$46,866	$55,664	$65,953	$75,271	$43,110
Nonperforming assets to total assets	1.14%	1.89%	2.83%	4.24%	1.75%
Nonperforming loans to total loans	1.02%	1.66%	2.60%	4.44%	2.02%
Nonperforming loans and OREO to total loans and OREO	1.56%	2.76%	4.06%	5.78%	2.31%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.43%	3.40%	4.01%	4.23%	2.12%
Allowance for loan and credit losses to nonperforming loans	237.75%	204.38%	154.33%	97.28%	104.95%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2012, 2011 and 2010, was $0.7 million, $0.8 million and $1.6 million, respectively.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 17 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

Nonperforming assets decreased $15.4 million to $30.3 million at December 31, 2012, from $45.7 million at December 31, 2011.  The following table summarizes nonperforming assets by type and market.

	2012					2011
(in thousands)	Colorado	Arizona	Total	Total in category	NPAs as a %	Colorado	Arizona	Total	Total in category	NPAs as a %
Commercial	$1,460	$1,899	$3,359	$729,442	0.46%	$1,101	$2,004	$3,105	$568,962	0.55%
Real estate - mortgage	3,105	7,674	10,779	880,377	1.22	1,412	7,883	9,295	784,491	1.18
Land acquisition & development	1,697	2,958	4,655	53,562	8.69	2,964	2,148	5,112	61,977	8.25
Real estate - construction	271	—	271	67,022	0.40	6,085	900	6,985	63,141	11.06
Consumer	202	446	648	149,638	0.43	345	2,394	2,739	116,676	2.35
Other loans	—	—	—	46,391	0.00	—	—	—	42,177	0.00
OREO and repossessed assets	8,912	1,665	10,577	10,577	NA	10,887	7,615	18,502	18,502	NA
Nonperforming assets	$15,647	$14,642	$30,289	$1,937,009	1.56%	$22,794	$22,944	$45,738	$1,655,926	2.76%

Nonperforming assets have decreased steadily since peaking in the fourth quarter of 2009 primarily as a result of overall asset quality improvement.  At December 31, 2012, approximately 52% or $15.7 million and 48% or $14.6 million of nonperforming assets were concentrated in Colorado and Arizona, respectively.  At December 31, 2012, nonperforming loans represent 65% or $19.7 million of nonperforming assets, with the remaining 35% or $10.6 million comprised of OREO and repossessed assets.  Nonperforming loans are concentrated primarily within the Real Estate — mortgage (55%), Land A&D (24%), and Commercial (17%) loan segments.  OREO decreased $7.9 million to $10.6 million at December 31, 2012, from $18.5 million at December 31, 2011 primarily as a result of the overall improvement in asset quality and OREO sales during 2012.  The Company foreclosed on two properties and sold 18 properties during 2012.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

In addition to the nonperforming assets described above, the Company had 51 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $19.0 million.  A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

Analysis of Allowance for Loan and Credit Losses. The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for probable incurred losses in the loan portfolio at the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

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

	For the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance of allowance for loan losses at beginning of period	$55,629	$65,892	$75,116	$42,851	$20,043
Charge-offs:
Commercial	(1,122)	(4,559)	(8,357)	(14,991)	(2,194)
Real estate - mortgage	(2,789)	(7,064)	(11,490)	(8,118)	—
Land acquisition & development	(3,135)	(1,635)	(23,077)	(44,569)	(11,726)
Real estate - construction	(867)	(5,118)	(6,181)	(6,732)	(2,823)
Consumer	(653)	(309)	(1,079)	(2,081)	(364)
Other	(34)	(61)	(443)	(86)	(37)
Total charge-offs	(8,600)	(18,746)	(50,627)	(76,577)	(17,144)
Recoveries:
Commercial	2,021	1,377	2,361	1,989	42
Real estate - mortgage	746	1,472	451	75	7
Land acquisition & development	1,757	1,216	2,662	776	—
Real estate - construction	3	132	655	131	—
Consumer	43	281	134	36	103
Other	—	3	13	20	4
Total recoveries	4,570	4,481	6,276	3,027	156
Net charge-offs	(4,030)	(14,265)	(44,351)	(73,550)	(16,988)
Provision for loan losses charged to operations	(4,733)	4,002	35,127	105,815	39,796
Balance of allowance for loan losses at end of period	$46,866	$55,629	$65,892	$75,116	$42,851

Balance of allowance for credit losses at beginning of period	$35	$61	$155	$259	$576
Provision for credit losses charged to operations	(35)	(26)	(94)	(104)	(317)
Balance of allowance for credit losses at end of period	$—	$35	$61	$155	$259

Total provision for loan and credit losses charged to operations	$(4,768)	$3,976	$35,033	$105,711	$39,479

Ratio of net charge-offs to average loans	0.23%	0.86%	2.62%	3.78%	0.87%

Average loans outstanding during the period	$1,743,473	$1,651,247	$1,693,546	$1,948,120	$1,944,728

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

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with ASC Topic 310 — Receivables based on probable losses on specific loans; (ii) general reserves determined in accordance with guidance in ASC Topic 450 — Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves, which is intended to capture potential misclassifications in the loan grading system.

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

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2012		2011		2010		2009		2008
(in thousands)	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
Commercial	$13,448	37.9%	$14,048	34.8%	$17,169	34.4%	$15,733	31.4%	$13,190	31.9%
Real estate - mortgage	17,832	45.7	19,889	47.9	17,677	47.7	14,535	46.7	11,209	42.8
Land acquisition & development	9,075	2.8	11,013	3.8	14,938	5.1	30,097	8.6	9,098	10.9
Real estate - construction	818	3.5	2,746	3.9	6,296	5.3	5,700	8.1	6,714	9.5
Consumer	3,061	7.8	4,837	7.1	3,373	5.8	2,143	4.3	1,404	4.3
Other	451	2.3	551	2.5	354	1.7	419	0.9	—	0.6
Unallocated	2,181	—	2,545	—	6,085	—	6,489	—	1,236	—
Off-balance sheet commitments	—	—	35	—	61	—	155	—	259	—
Total	$46,866	100.0%	$55,664	100.0%	$65,953	100.0%	$75,271	100.0%	$43,110	100.0%

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

The provision for loan and credit losses of the Company decreased $8.7 million to a loan loss provision reversal of $4.7 million for the year ended December 31, 2012 from a loan loss provision of $4.0 million for the year ended December 31, 2011.  The loan loss provision reversal is consistent with the overall reduction in nonperforming assets, charge-offs, and classified loans.  The Company recorded $8.6 million in charge-offs during 2012 compared to $18.7 million in 2011.  Although the Company continues to record charge-offs, the Company’s credit quality outlook remains favorable as reflected in the decrease of nonperforming assets during 2012.  The Company’s allowance for loan and credit losses to total loans was 2.4% and 3.4% at December 31, 2012 and 2011, respectively.  The allowance for loan and credit losses to nonperforming loans increased from 204.4% at December 31, 2011, to 237.8% at December 31, 2012.  We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over ninety percent of the corporate debt securities portfolio is investment grade with approximately fifty percent of those securities having a rating of A- or better.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.  Our investment strategies are reviewed in bi-monthly meetings of the Asset-Liability Management Committee.

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

				2012 vs 2011		2011 vs 2010
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Mortgage-backed securities	$359,406	$420,784	$405,807	$(61,378)	(14.6)%	$14,977	3.7%
U.S. government agencies	3,020	44,205	80,619	(41,185)	(93.2)	(36,414)	(45.2)
Trust preferred securities	95,240	99,018	88,308	(3,778)	(3.8)	10,710	12.1
Corporate debt securities	105,022	56,817	59,595	48,205	84.8	(2,778)	(4.7)
Private-label MBS (PLMBS)	—	1,990	2,432	(1,990)	(100.0)	(442)	(18.2)
Municipal securities	940	940	945	—	—	(5)	(0.5)
Other investments	8,037	9,554	6,962	(1,517)	(15.9)	2,592	37.2
Total	$571,665	$633,308	$644,668	$(61,643)	(9.7)%	$(11,360)	(1.8)%

At December 31, 2012, investments represented 21.54% of total assets compared to 26.13% in 2011.  Growth in the loan portfolio has allowed the Company to reduce the investment portfolio as a percentage of total assets.  Available for sale securities had a net unrealized gain of $16.8 million at December 31, 2012, a $6.5 million increase from the net unrealized gain of $10.3 million at December 31, 2011.

At December 31, 2012, the Company’s securities in a temporary unrealized loss position of $0.5 million consisted primarily of trust preferred and corporate debt securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.  As the overall market has improved, the number and dollar amount of securities with an unrealized loss has substantially decreased.

In 2012, the Company sold its PLMBS, which had been the primary source of other-than-temporary impairment (OTTI) during the last few years.  For the year ended December 31, 2011, the Company had OTTI on investment securities of $0.8 million.  The OTTI in 2011 related to the PLMBS.  At December 31, 2011, unrealized losses of $1.1 million were recognized in other comprehensive income on the PLMBS.

During 2012, other investments decreased $1.5 million due to net redemptions of FHLB stock.  The Company’s investment in FHLB stock is primarily related to maintaining a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  During 2011, other investments increased $2.6 million due to net purchases of FHLB stock.

The following table sets forth the book value, maturity and approximate yield of the securities in our investment portfolio at December 31, 2012. Other Investments include stock  in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1-5 years		5-10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$—	0.00%	$55	2.90%	$5,441	5.17%	$353,910	3.26%	$359,406	3.29%
U.S. government agencies	—	0.00%	3,020	2.50%	—	0.00%	—	0.00%	3,020	2.50%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	95,240	6.11%	95,240	6.11%
Corporate debt securities	7,002	1.87%	73,403	4.13%	24,617	5.15%	—	0.00%	105,022	4.22%
Municipal securities	101	3.23%	839	4.06%	—	0.00%	—	0.00%	940	3.97%
Other investments	—	0.00%	—	0.00%	—	0.00%	2,172	2.68%	8,037	3.65%
Total	$7,103	1.89%	$77,317	4.06%	$30,058	5.15%	$451,322	3.86%	$571,665	3.93%

(1)          Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2012, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company’s shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

				2012 vs 2011		2011 vs 2010
	At December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Intangible assets, net	$3,573	$3,399	$4,119	$174	5.1%	$(720)	(17.5)%
Bank-owned life insurance	42,473	39,767	36,043	2,706	6.8	3,724	10.3
Premises and equipment, net	7,091	8,388	9,048	(1,297)	(15.5)	(660)	(7.3)
Accrued interest receivable	8,354	8,273	8,081	81	1.0	192	2.4
Deferred income taxes, net	31,561	33,018	16,449	(1,457)	(4.4)	16,569	100.7
Other real estate owned	10,577	18,502	25,095	(7,925)	(42.8)	(6,593)	(26.3)
Other	32,888	37,844	49,584	(4,956)	(13.1)	(11,740)	(23.7)
Total	$136,517	$149,191	$148,419	$(12,674)	(8.5)%	$772	0.5%

Intangible Assets.  Intangible assets at December 31, 2012, represent client relationship lists. During the latter half of 2012, the Company purchased an insurance book of business ($0.3 million) and an Employee Benefits book of business ($0.7 million) resulting in a total increase of $1.0 million in the Company’s intangible asset balance.  During 2011, a small book of insurance business was sold and a related intangible asset of $0.1 million was removed from the books.  During the years ended December 31, 2012 and 2011, the Company recognized $0.7 million and $0.5 million of intangible asset amortization from continuing operations.

Bank-Owned Life Insurance (BOLI).  BOLI increased $2.7 million to $42.5 million at December 31, 2012 compared to $39.8 million at the end of 2011.  The increase during 2012 related to additional policy purchases of $1.4 million and growth in the cash surrender value of $1.3 million.  The increase during 2011 related to additional policy purchases of $2.5 million and growth in the cash surrender value of $1.2 million.

Deferred Income Taxes, net. The decrease of $1.5 million in net deferred income tax assets at December 31, 2012 compared to 2011 was primarily the result of the tax effect of the provision for loan loss reversal of $4.7 million.  The increase of $16.6 million in net deferred income tax assets during 2011 was primarily the result of the reversal of a $15.6 million valuation allowance recorded in 2010. See Note 11 to the consolidated financial statements for additional discussion of the valuation allowance.

Other Real Estate Owned.  OREO decreased during the year ended December 31, 2012 to $10.6 million compared to $18.5 million a year earlier. During 2012 the Company foreclosed on $0.4 million in new properties, sold $6.9 million and recognized valuation adjustments and losses on sale of $1.4 million.  At December 31, 2012, OREO was comprised of 12 properties with an average carrying value of $0.5 million, excluding the largest property with value of $5.4 million located in Colorado.  Approximately 84% of OREO are located in Colorado and 16% in Arizona.

OREO decreased $6.6 million from $25.1 million at December 31, 2010 to $18.5 million at December 31, 2011.  During 2011 the Company foreclosed on $8.5 million in new properties, sold $12.3 million and recognized valuation adjustments and losses on sale of $2.8 million.  At December 31, 2011, OREO was comprised of 27 properties with an average carrying value of $0.7 million.  The largest property had a value of $6.3 million.  Approximately 59% of OREO were located in Colorado and 41% in Arizona.

Other Assets.  Other assets decreased $5.0 million during the year ended December 31, 2012.  The decline is primarily due to the receipt of $5.1 million in federal tax refunds and amortization of prepaid FDIC insurance deposits.

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

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking and NOW accounts, and individual retirement accounts. Average noninterest-bearing deposits increased $46.3 million from $712.8 million at December 31, 2011 compared to $759.1 million at December 31, 2012.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented more than 40% of total deposits at December 31, 2012, up significantly from 28% at the end of 2008.  The Company began offering interest-bearing demand deposits in 2011 and eliminated its Eurodollar account product in 2012 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.  At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired and as a result funds deposited in noninterest-bearing deposit accounts will no longer receive unlimited deposit insurance coverage by the FDIC.  All depositors’ accounts, including all non-interest bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000.  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS, discussed below.  This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  While the Company does not believe there will be a significant outflow of deposits due to the expiration of unlimited FDIC insurance, if this were to occur, the Company’s liquidity and results of operations may be negatively impacted.

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

	For the year ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		average		average		average
	Average	interest rate	Average	interest rate	Average	interest rate
(in thousands)	balance	%	balance	%	balance	%
NOW and money market	$786,979	0.47%	$721,151	0.61%	$708,936	0.69%
Savings	11,185	0.10%	9,997	0.17%	9,683	0.32%
Eurodollar	—	0.00%	96,378	0.73%	111,768	0.92%
Interest-bearing demand	113,520	0.52%	1,605	0.12%	—	0.00%
Certificates of deposit	284,912	0.65%	363,134	0.81%	517,209	1.23%

Total interest-bearing deposits	1,196,596	0.51%	1,192,265	0.67%	1,347,596	0.92%
Noninterest-bearing demand accounts	759,162	0.00%	712,830	0.00%	591,074	0.00%

Total deposits	$1,955,758	0.32%	$1,905,095	0.42%	$1,938,670	0.64%

Maturities of CDs of $100,000 and more are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$78,659
Three months through six months	67,213
Six months through 12 months	65,203
After 12 months	14,987
Total	$226,062

Deposits overall increased $210.9 million or 11.0% and $29.0 million or 1.5% to $2.1 billion and $1.9 million at December 31, 2012 and 2011, respectively.  CDs decreased $44.6 million or 14.6% and $124.3 million or 29.0% to $260.4 million and $305.0 million at December 31, 2012 and 2011, respectively.  The Company has intentionally priced CDs out of its portfolio due to our excess liquidity and the high cost of these deposits.  Declines in CDs since 2009 have been offset by the earlier mentioned increases in noninterest-bearing deposits.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase which generally mature within 90 days or less, and advances from the FHLB with original maturities of one year or less.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2012, 2011 and 2010. See the Liquidity and Capital Resources section below and Note 8 to the consolidated financial statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2012	2011	2010
Federal funds purchased
Balance at end of period	$—	$—	$12
Average balance outstanding for the period	3,609	1,119	1,186
Maximum amount outstanding at any month end during the period	25,236	17,675	4,348
Weighted average interest rate for the period	0.35%	0.38%	0.75%
Weighted average interest rate at period end	0.00%	0.00%	1.00%
FHLB overnight advances
Balance at end of period	$—	$20,000	$14,000
Average balance outstanding for the period	35,826	13,023	6,323
Maximum amount outstanding at any month end during the period	114,086	71,839	72,000
Weighted average interest rate for the period	0.31%	0.25%	0.21%
Weighted average interest rate at period end	0.00%	0.26%	0.26%
Securities sold under agreements to repurchase
Balance at end of period	$127,887	$127,948	$157,690
Average balance outstanding for the period	138,948	156,745	148,454
Maximum amount outstanding at any month end during the period	154,106	166,498	165,560
Weighted average interest rate for the period	0.31%	0.50%	0.74%
Weighted average interest rate at period end	0.25%	0.36%	0.53%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2012, 2011 and 2010.  The Company sells securities under agreements to repurchase to our customers (Customer Repurchases) as a way to enhance our customers’ interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.  Customer Repurchases fluctuate on a daily basis as customer deposit balances fluctuate.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2012	$131,072	$125,525	$151,222	$147,773
2011	156,799	160,832	160,807	148,590
2010	132,258	139,383	158,954	162,771

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2012	$118,499	$127,144	$124,836	$127,887
2011	157,674	144,843	131,877	127,948
2010	142,944	151,623	165,560	157,690

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2012	$137,124	$135,452	$154,106	$147,531
2011	158,361	166,498	160,068	151,938
2010	142,944	151,623	165,560	159,481

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2012	2011
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 to the consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations, followed by discussion of the major components of our revenues, expense and performance.

During the fourth quarter of 2012, the Company exited its trust and wealth transfer business lines.  The table below reports, for all periods presented, the results of operations associated with these business lines as income from discontinued operations, net of tax.

				2012 vs 2011		2011 vs 2010
	For the year ended December			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
INCOME STATEMENT DATA

Interest income	$106,128	$111,264	$115,979	$(5,136)	(4.6)%	$(4,715)	(4.1)%
Interest expense	12,750	14,863	19,148	(2,113)	(14.2)	(4,285)	(22.4)
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	93,378	96,401	96,831	(3,023)	(3.1)	(430)	(0.4)

Provision for loan losses	(4,733)	4,002	35,127	(8,735)	(218.3)	(31,125)	(88.6)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,111	92,399	61,704	5,712	6.2	30,695	49.7
Noninterest income	30,559	30,823	29,517	(264)	(0.9)	1,306	4.4

Noninterest expense	91,166	95,821	103,345	(4,655)	(4.9)	(7,524)	(7.3)

INCOME (LOSS) BEFORE INCOME TAXES	37,504	27,401	(12,124)	10,103	36.9	39,525	326.0

Provision (benefit) for income taxes	13,258	(5,808)	10,158	19,066	328.3	(15,966)	(157.2)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	24,246	33,209	(22,282)	(8,963)	(27.0)	55,491	249.0
Net income attributable to noncontrolling interest	—	—	(209)	—	—	209	100.0
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,246	33,209	(22,491)	(8,963)	(27.0)	55,700	247.7
Income (loss) from discontinued operations, net of tax	324	253	(146)	71	28.1	399	273.3

NET INCOME (LOSS)	$24,570	$33,462	$(22,637)	$(8,892)	(26.6)%	$56,099	247.8%

Earnings (loss) per common share:
Basic - from continuing operations	$0.54	$0.75	$(0.72)
Diluted - from continuing operations	$0.54	$0.75	$(0.72)
Basic - from discontinued operations	$0.01	$0.01	$0.00
Diluted - from discontinued operations	$0.01	$0.01	$0.00
Basic	$0.55	$0.76	$(0.72)
Diluted	$0.55	$0.76	$(0.72)
Cash dividends declared per common share	$0.07	$0.04	$0.04

Earnings Performance. Net income for the year ended December 31, 2012 decreased $8.9 million to $24.6 million from $33.5 million a year earlier.  The 2012 decline in net income is primarily the result of the $15.6 million deferred income tax asset valuation reversal recorded during the fourth quarter of 2011.  The Company reported lower net interest income during 2012 as a result of the low interest rate environment.  Noninterest expenses decreased $4.7 million during 2012 primarily as a result of a decline in FDIC assessments and lower losses on OREO and AFS securities.  The Company continues to make improvements in overall asset quality as reflected by the declining loan loss provision trend.

Net income for the year ended December 31, 2011 was $33.5 million, an increase over a net loss of $22.6 million for 2010. Growth in net income for 2011 compared to 2010 was driven by lower provision for loan losses, lower noninterest expense and the reversal of a $15.6 million deferred income tax asset valuation allowance established in 2010.  Noninterest income growth of $1.3 million was driven by our Investment Banking segment while noninterest expense reductions of $7.5 million relate primarily to lower losses on securities, other assets and OREO and OREO and loan workout costs.

Earnings per common share on a diluted basis for the year ended December 31, 2012 and 2011, was $0.55 and $0.76, respectively.  The Company reported a loss per diluted common share of $(0.72) for the year ended December 31, 2010.

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

	For the year ended December 31,
	2012			2011			2010
(in thousands)	Average balance	Interest earned or paid	Average yield or cost (3)	Average balance	Interest earned or paid	Average yield or cost (3)	Average balance	Interest earned or paid	Average yield or cost (3)
Assets
Federal funds sold and other	$31,575	$114	0.36%	$32,183	$130	0.40%	$44,995	$182	0.40%
Investment securities (1)	614,468	19,540	3.18%	621,346	22,743	3.66%	557,673	22,235	3.99%
Loans (1)(2)	1,743,473	88,381	5.07%	1,651,247	89,575	5.42%	1,693,546	94,063	5.55%
Allowance for loan losses	(51,627)			(62,381)			(70,516)
Total interest earning-assets	$2,337,889	$108,035	4.51%	$2,242,395	$112,448	4.86%	$2,225,698	$116,480	5.06%
Noninterest-earning assets	170,333			161,565			208,304
Total assets	$2,508,222			$2,403,960			$2,434,002

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$786,979	$3,711	0.47%	$721,151	$4,366	0.61%	$708,936	$4,910	0.69%
Interest-bearing demand	113,520	594	0.52%	1,605	2	0.12%	—	—	0.00%
Savings	11,185	11	0.10%	9,997	17	0.17%	9,683	31	0.32%
Eurodollar	—	—	0.00%	96,378	701	0.73%	111,768	1,023	0.92%
Certificates of deposit
Brokered	—	—	0.00%	5	—	1.38%	1,762	38	2.16%
Reciprocal	90,113	446	0.49%	108,318	664	0.61%	167,038	1,616	0.97%
Under $100	31,594	199	0.63%	37,961	348	0.92%	46,863	664	1.42%
$100 and over	163,205	1,200	0.74%	216,850	1,923	0.89%	301,546	4,056	1.35%
Total interest-bearing deposits	$1,196,596	$6,161	0.51%	$1,192,265	$8,021	0.67%	$1,347,596	$12,338	0.92%
Other borrowings
Securities sold under agreements to repurchase	138,948	425	0.31%	156,745	787	0.50%	148,454	1,096	0.74%
Other short-term borrowings	39,435	123	0.31%	14,142	37	0.26%	7,509	23	0.31%
Long-term debt	93,150	6,041	6.49%	93,150	6,018	6.46%	93,150	5,691	6.11%
Total interest-bearing liabilities	$1,468,129	$12,750	0.87%	$1,456,302	$14,863	1.02%	$1,596,709	$19,148	1.20%
Noninterest-bearing demand accounts	759,162			712,830			591,074
Total deposits and interest-bearing liabilities	2,227,291			2,169,132			2,187,783
Other noninterest-bearing liabilities	38,827			28,635			22,980
Total liabilities	2,266,118			2,197,767			2,210,763
Total equity	242,104			206,193			223,239
Total liabilities and equity	$2,508,222			$2,403,960			$2,434,002
Net interest income - taxable equivalent		$95,285			$97,585			$97,332
Net interest spread			3.64%			3.84%			3.86%
Net interest margin			4.08%			4.35%			4.37%
Ratio of average interest-earning assets to average interest-bearing liabilities	159.24%			153.98%			139.39%

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

	2012 vs 2011			2011 vs 2010
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(2)	$(14)	$(16)	$(52)	$—	$(52)
Investment securities (1)	(252)	(2,951)	(3,203)	2,539	(2,031)	508
Loans (1)(2)	5,003	(6,197)	(1,194)	(2,349)	(2,139)	(4,488)
Total interest-earning assets	$4,749	$(9,162)	$(4,413)	$138	$(4,170)	$(4,032)

Interest-bearing liabilities
NOW and money market deposits	$399	$(1,054)	$(655)	$85	$(629)	$(544)
Savings deposits	139	453	592	1	(15)	(14)
Eurodollar deposits	2	(8)	(6)	(141)	(181)	(322)
Interest-bearing demand	(701)	—	(701)	—	2	2
Certificates of deposit	(646)	(444)	(1,090)	(1,871)	(1,568)	(3,439)
Other borrowings
Securities sold under agreements to repurchase	(88)	(274)	(362)	61	(370)	(309)
Other short-term borrowings	65	20	85	20	(6)	14
Long-term debt	—	24	24	—	327	327
Total interest-bearing liabilities	$(830)	$(1,283)	$(2,113)	$(1,845)	$(2,440)	$(4,285)
Net increase (decrease) in net interest income - taxable equivalent	$5,579	$(7,879)	$(2,300)	$1,983	$(1,730)	$253

(1)   Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)   Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Average interest—earning assets increased for the year ended December 31, 2012, up $95.5 million to $2.34 billion from $2.24 billion in 2011.  The primary driver of the 2012 increase in average interest-earning assets was net loan growth of $103.0 million.  Despite the growth in interest-earning assets, the average taxable-equivalent yield fell 35 basis points to 4.51% for the year ended December 31, 2012 compared to 4.86% for the prior year.  The yield on earning-assets decreased due to the lower yields on loans and investments reflecting the continued low interest rate environment.

Average interest-bearing liabilities increased for the year ended December 31, 2012, up $11.8 million to $1.47 billion compared to $1.46 billion in 2011.  The 2012 increase in average interest-bearing liabilities was primarily due to a $25.3 million increase in short-term borrowings, offset by a decline in average repurchase agreements.  The average cost of interest-bearing liabilities dropped 15 basis points to 0.87% for the year ended December 31, 2012 compared to 1.02% during the prior year.  The decline in the average cost of interest-bearing liabilities is due to the reduction in rates paid on the deposit accounts.

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

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments beginning in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  During 2012 and 2011, the weighted average interest rate paid (fixed rate) was 5.73% versus a weighted average interest rate received of 2.82% and 2.66%, respectively.  The remaining contractual maturities of the swaps vary between three and 12 years.  Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional Amount	Fixed Rate	Termination Date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan and Credit Losses. The following table presents provision for loan and credit losses for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31,
(in thousands)	2012	2011	2010
Provision for loan losses	$(4,733)	$4,002	$35,127
Provision for credit losses (included in other expenses)	(35)	(26)	(94)
Total provision for loan and credit losses	$(4,768)	$3,976	$35,033

The provision for loan and credit losses decreased $8.7 million as the Company recorded a $4.8 million provision for loan loss and credit reversal for the year ended December 31, 2012.  For the year ended December 31, 2011, provision for loan losses decreased $31.1 million to $4.0 million.  The Company’s provision for loan and credit losses has decreased consistently with overall improvements in the Company’s asset quality.

Nonperforming loans to total loans was 1.02% and 1.66% at December 31, 2012 and 2011, respectively.  At December 31, 2010, nonperforming loans to total loans was 2.60%.  Nonaccrual loans levels have continuously decreased in recent years.  In 2012, 2011 and 2010, nonaccrual loans decreased $7.3 million, $15.5 million and $36.2 million, respectively.  At December 31, 2012, the allowance for loan and credit losses was $46.9 million, or 237.75% of nonperforming loans compared to $55.7 million and 204.38% of nonperforming loans at December 31, 2011.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2012, 2011, and 2010.

				2012 vs 2011		2011 vs 2010
NONINTEREST INCOME	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Service charges	$4,903	$4,955	$4,953	$(52)	(1.0)%	$2	0.0%
Other loan fees	1,325	1,328	1,129	(3)	(0.2)	199	17.6
Investment advisory income	4,203	4,292	4,261	(89)	(2.1)	31	0.7
Insurance income	9,680	9,272	8,701	408	4.4	571	6.6
Investment banking income	3,833	7,237	5,650	(3,404)	(47.0)	1,587	28.1
Other income	6,615	3,739	4,823	2,876	76.9	(1,084)	(22.5)
Total noninterest income	$30,559	$30,823	$29,517	$(264)	(0.9)%	$1,306	4.4%

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

Investment Advisory Income.  Investment advisory income, decreased $0.1 million or 2.1% to $4.2 million for the year ended December 31, 2012.  The decrease is primarily due to a decrease in consulting fees not tied to assets under management (AUM).  Investment advisory income was stable for the year ended December 31, 2011 compared to 2010.

Revenues from this source are generally a function of the value of AUM.  Discretionary assets under management at December 31, 2012 and 2011 were $743.7 million and $707.7 million, respectively.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C. For the years ended December 31, 2012, 2011, and 2010, revenue earned from the insurance segment was composed of the following:

	2012	2011	2010
Benefits consulting	47.0%	42.8%	37.5%
Property and casualty	53.0%	57.2%	62.5%
	100.0%	100.0%	100.0%

In the periods presented in the above table, P&C has been negatively impacted by soft premiums, the rate assessed by the underwriting insurance carriers to our clients.  As our revenue is typically derived as percentage of the premium, this has negatively impacted our P&C revenue.  At the same time, the Company has invested additional resources in its benefits consulting division which has driven revenue in this area higher.  The combination of these two factors has caused the shift in the percentage of revenue in the table above.

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

Investment banking income decreased 47% to $3.8 million during 2012 compared to 2011.  The decline was due to fewer closed deals during the period relative to 2011.  In 2012, the segment closed four deals, roughly half the number closed in 2011.

Investment banking income increased $1.6 million during 2011 to $7.2 million.  The increase is due to on average larger deals closing during the year compared to deals in 2010.  In 2011, the segment closed nine deals generating $6.5 million in success fees versus ten deals closed in 2010 generating $4.8 million in success fees.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income increased $2.9 million during 2012 to $6.6 million compared to 2011.  The increase is due to income from equity method investments and fee income earned on the sale of interest-rate swaps to commercial banking clients.

Other income decreased $1.1 million to $3.7 million during 2011 compared to 2010.  The decrease was primarily attributed to a $0.6 million decrease in income from equity method investments and a $0.2 million decrease in revenue earned on customer interest-rate swap sales.

Noninterest Expense. The following table presents noninterest expense for the years ended December 31, 2012, 2011, and 2010.

				2012 vs 2011		2011 vs 2010
NONINTEREST EXPENSES	For the year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Salaries and employee benefits	$57,995	$58,916	$55,980	$(921)	(1.6)%	$2,936	5.2%
Stock-based compensation expense	1,940	1,447	1,521	493	34.1	(74)	(4.9)
Occupancy expenses, premises and equipment	13,471	13,219	13,245	252	1.9	(26)	(0.2)
Amortization of intangibles	724	531	532	193	36.3	(1)	(0.2)
FDIC and other assessments	1,782	3,566	5,275	(1,784)	(50.0)	(1,709)	(32.4)
Other real estate owned and loan workout costs	2,326	3,153	6,388	(827)	(26.2)	(3,235)	(50.6)
Net other than temporary impairment losses on securities recognized in earnings	297	771	451	(474)	(61.5)	320	71.0
Loss on securities, other assets and other real estate owned	65	3,145	7,977	(3,080)	(97.9)	(4,832)	(60.6)
Other	12,566	11,073	11,976	1,493	13.5	(903)	(7.5)
Total noninterest expenses	$91,166	$95,821	$103,345	$(4,655)	(4.9)%	$(7,524)	(7.3)%

Our efficiency ratio was 74.0% for the year ended December 31, 2012, compared to 73.0% and 76.5% for 2011 and 2010, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  Our efficiency ratio had escalated since 2007 as growth in operating expenses outpaced growth in operating revenues.  However, declines in FDIC and other assessments coupled with declines in OREO and loan workout costs in 2011 contributed to the improvement in our efficiency ratio over 2010.  In 2012, the favorable effect of the decreasing expense trend was negatively impacted by lower net interest income and noninterest income.  The Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies although the low rate environment will continue to be a headwind against making progress.  The Company expects that the discontinuation of its trust and wealth transfer divisions will positively impact its efficiency ratio as its fee-based businesses typically have a higher efficiency ratio.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, decreased $0.9 million or 1.6% in the year ended December 31, 2012 compared to 2011.  The decrease was largely driven by savings from the termination of the Company’s Supplemental Executive Retirement Plan ($0.7 million).

Salary and benefit costs increased $2.9 million or 5.2% for the year ended December 31, 2011, due primarily to higher bonuses for commission-based employee resulting from higher revenue levels during the year and the reinstatement of administrative bonuses which were generally not paid to executive or administrative personnel in 2010.

The Company’s full-time equivalent employee base at the end of 2012 was 508 compared to 540 in 2011.

Share-Based Compensation. ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued.  The Company uses share-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using share-based compensation in the future.  During the year ended December 31, 2012, the Company expanded a program started in 2011 whereby employees are awarded annual grants of restricted stock that generally vest over three years.

Occupancy Costs.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  These costs increased 1.9% or $0.3 million during the year ended December 31, 2012, and were primarily attributed to computer system maintenance and related depreciation.  Occupancy costs in 2011 were consistent with 2010.

Amortization of Intangibles.  Amortization increased during the year ended December 31, 2012 by 36.3% or $0.2 million compared to 2011.  In 2012, the Company assessed the useful life of its largest intangible asset and decreased the useful life from 15 years to 10 years.  The decrease in the useful life will increase annual amortization by $0.2 million.  The increase in 2012 was due to the accelerated amortization combined with amortization on two intangibles acquired during 2012.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments decreased $1.8 million and $1.7 million during the year ended December 31, 2012 and 2011, respectively.  The FDIC assessment calculation and base rates changed in the second quarter of 2011, reducing the Company’s cost.  FDIC cost reductions were also affected by the discontinuation of the Temporary Liquidity Guarantee Program (TLGP), which the Bank voluntarily participated in through the end of 2010.

Other Real Estate Owned and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased 26% or $0.8 million to $2.3 million for the year ended December 31, 2012, following a decline of over 50% in 2011 compared to 2010.  These costs are directly correlated to levels of nonperforming assets during these years.  In 2012 and 2011, nonperforming asset balances have decreased substantially.

Net Other Than Temporary Impairment Losses on Securities. Net other than temporary impairment losses on securities include credit losses recognized on available for sale securities.  OTTI of $0.3 million, $0.8 million and $0.4 million recognized during 2012, 2011 and 2010, respectively, relate to three credit impaired PLMBS.  The securities giving rise to the charges were sold during the fourth quarter of 2012.

Loss on Securities, Other Assets and Other Real Estate Owned. The Company recognized losses on securities, other assets and OREO of $0.1 million, $3.1 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The loss on securities, other assets and real estate owned were comprised of the following:

	(Gain) loss for the year ended December 31,			Increase/(decrease)
(in thousands)	2012	2011	2010	2012 vs 2011	2011 vs 2010
Available for sale securities	$(1,079)	$(510)	$146	$(569)	$(656)
Loans held for sale	57	—	359	57	(359)
OREO and repossessed assets	1,403	2,885	7,392	(1,482)	(4,507)
Other	(316)	770	80	(1,086)	690
	$65	$3,145	$7,977	$(3,080)	$(4,832)

In 2012, the Company recognized a net gain of $1.1 million on securities calIs and sales, as issuers of higher yielding trust preferred securities called those issuances which are set to lose favorable regulatory capital treatment under Basel III guidelines.  Losses on OREO were the result of valuation adjustments of $1.1 million and losses realized on sale.  OREO related losses have steadily declined since 2010 as the portfolio runs off and real estate prices have stabilized.

In 2011, the Company recognized a $0.5 million gain on the sale of available for sale securities.  Losses recognized on OREO and repossessed assets decreased $4.5 million in 2011 compared to 2010 and a loss of $0.7 million was recognized on an Arizona branch closure during the fourth quarter of 2011.

During 2010, the majority of the losses related to OREO when $5.8 million was charged for valuation adjustments and $1.6 million was recognized on OREO sales.  Of the total OREO losses recognized in 2010, 83% or $6.1 million were generated on the sale of Land A&D properties and 16% or $1.1 million on the sale of commercial properties.  59% of the total losses related to properties located in Colorado and the remaining 41% to properties located in Arizona.

Other Operating Expenses. Other operating expenses for the year ended December 31, 2012, increased $1.5 million or 13% compared to 2011.  The increase is primarily attributed to higher costs associated with the outsourcing of the Company’s lockbox product at the end of 2011.  These costs were partially offset by lower salary expense due to the elimination of the Company’s internal lockbox department.

Other operating expenses for 2011 decreased $0.9 million to $11.1 million primarily due to lower professional expenses.

Federal Income Taxes. Income tax expense for the year ended December 31, 2012 increased $19.1 million compared to 2011 in large part because of a deferred tax asset valuation allowance reversal of $15.6 million in 2011.  The effective tax rate for 2012 was 35.3%, a decline from 35.7% in 2011 (adjusted for the effect of the valuation allowance reversal).  Additionally, the Company recorded higher pre-tax net income of $37.5 million compared to $27.4 million in the prior year. Income tax expense in 2011 decreased $16.0 million to a benefit of $5.8 million from an expense of $10.2 million in 2010.  The 2011 income tax provision was reduced by the aforementioned deferred income tax valuation allowance reversal.  Pretax income during 2011 was $27.4 million, a $39.5 million improvement over prior year.  Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income, reduced taxable income by $2.0 million.

Segment Results

The Company reports five operating segments: Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support.  Internally, management measures the contribution of the fee-based business lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead is generally not impacted by the fee-based business lines, but is most affected by the operations of the Bank.  While the Company allocates a portion of the costs related to shared resources to the fee-based segments, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment. A description of each segment is provided in Note 19 to the consolidated financial statements. Certain financial metrics of each operating segment are presented below.

Commercial Banking.

	Commercial Banking			2012 vs 2011		2011 vs 2010
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Income Statement
Net interest income	$98,871	$101,922	$100,983	$(3,051)	(3.0)%	$939	0.9%
Provision for loan losses	(3,546)	570	30,224	(4,116)	(722.1)	(29,654)	(98.1)
Noninterest income	12,646	9,985	10,439	2,661	26.6	(454)	(4.3)
Noninterest expense	32,964	31,643	37,015	1,321	4.2	(5,372)	(14.5)
Provision for income taxes	30,284	25,322	20,180	4,962	19.6	5,142	25.5
Net income before management fees and overhead allocations	51,815	54,372	24,003	(2,557)	(4.7)	30,369	126.5
Management fees and overhead allocations, net of tax	20,605	22,979	24,089	(2,374)	(10.3)	(1,110)	(4.6)
Net income (loss)	$31,210	$31,393	$(86)	$(183)	(0.6)%	$31,479	NM

The Commercial Banking segment reported net income $31.2 million during the year ended December 31, 2012, relatively unchanged from the prior year.  Declines in net interest income were the result of the current rate environment with loan volume growth mitigating, in part, the effect of historically low rates. The overall yield on interest-earning assets fell 35 basis points while the cost of interest-bearing liabilities fell 15 basis points during 2012 compared to 2011. Provision for loan loss decreased $4.1 million in 2012 compared to 2011. The Company made early efforts to proactively reserve for problem loans when repayment risks were first identified in 2008 and 2009 and has since then taken deliberate action to reduce high risk loan concentrations and improve credit quality. In addition, the risk profile of loan originations since the downturn is lower than older vintage loans which has reduced the overall reserve requirement.

Noninterest income increased $2.7 million during the current period compared to 2011 on higher revenues from equity method investments and customer interest-rate swap fees.  Noninterest expense increased $1.3 million during 2012 compared to the prior year, attributed to higher salary and bonus compensation expense offset by lower OREO and problem loan workout expense and net gains on investment security dispositions. Income tax expense in 2012 rose $5.0 million compared to 2011 due to the reversal of a deferred tax asset valuation allowance in the prior year.

The segment reported net income of $31.4 million during the year ended December 31, 2011, a significant improvement over 2010.  The improvement was primarily the result of lower loan loss provision due to improved asset quality trends.  Noninterest expenses also contributed $5.4 million to the overall improvement, attributed to declines in OREO losses during 2011.  A $4.1 million deferred income tax valuation allowance reversal that reduced income tax expense was muted by a significant increase in taxable income during 2011, resulting in an increase in income tax expense of $5.1 million for the segment.

Investment Banking.

	Investment Banking			2012 vs 2011		2011 vs 2010
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Income Statement
Net interest income	$6	$8	$8	$(2)	(25.0)%	$—	0.0%
Noninterest income	3,833	7,237	5,650	(3,404)	(47.0)	1,587	28.1
Noninterest expense	4,157	5,901	5,534	(1,744)	(29.6)	367	6.6
Provision (benefit) for income taxes	(150)	507	52	(657)	(129.6)	455	875.0
Net income (loss) before management fees and overhead allocations	(168)	837	72	(1,005)	(120.1)	765	1,062.5
Management fees and overhead allocations, net of tax	150	151	163	(1)	(0.7)	(12)	(7.4)
Net income (loss)	$(318)	$686	$(91)	$(1,004)	(146.4)%	$777	(853.8)%

The Investment banking segment reported net loss of $0.3 million for the year ended December 31, 2012, a decrease of $1.0 million from 2011 results.  Noninterest income was 47% lower due to fewer closed transactions than in the previous year when deal volume was significantly higher for the segment. The decrease in noninterest expense for the current period compared to the prior year is attributed to lower bonus compensation which is generally a function of revenue.

Revenues for the segment are transactional by nature.  The revenue is dependent on the number of successful deal closings and active engagements on retainer together which can cause significant fluctuation in revenues from period to period.  Deal volume is greatly influenced by prospective buyers’ economic outlook and available capital, sellers’ perception of the valuation of their business and market conditions which vary by industry.

Net income of $0.7 million for the year ended December 31, 2011 reflected a significant improvement of $0.8 million over the prior year net loss of $0.1 million.  The improvement in the segment’s results was primarily attributed to higher levels of success fees earned during 2011.  Offsetting higher revenue were increases in expenses of $0.4 million, primarily due to increased employee bonuses.

Wealth Management.

	Wealth Management			2012 vs 2011		2011 vs 2010
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Income Statement
Net interest income	$(39)	$(29)	$(38)	$(10)	34.5%	$9	(23.7)%
Noninterest income	4,203	4,292	4,261	(89)	(2.1)	31	0.7
Noninterest expense	4,813	4,428	4,599	385	8.7	(171)	(3.7)
Provision (benefit) for income taxes	(249)	(247)	52	(2)	0.8	(299)	(575.0)
Net income (loss) before management fees and overhead allocations	(400)	82	(428)	(482)	(587.8)	510	(119.2)
Income (loss) from discontinued operations	324	253	(146)	71	28.1	399	(273.3)
Management fees and overhead allocations, net of tax	641	628	721	13	2.1	(93)	(12.9)
Net loss	$(717)	$(293)	$(1,295)	$(424)	144.7%	$1,002	(77.4)%

At December 31, 2012, the Company sold substantially all assets comprising the wealth transfer business, a component of the Wealth Management segment.  Additionally, the Company transitioned its trust and custodial services business to an unaffiliated third party, effectively exiting that business line at the end of the year.  Together, the wealth transfer and trust business constitute discontinued operations and the results of those operations are reported separately from the continuing operations of the segment for all periods presented in the preceding table (see Note 2 to the consolidated financial statements).

The Wealth Management segment reported a net loss from continuing operations before management fees and overhead allocations of $0.4 million for the year ended December 31, 2012, compared to income of $0.1 million for 2011.  Noninterest income decreased 2% while noninterest expense increased 9% due to higher severance and professional service costs.  Assets under management were $743.7 million at December 31, 2012.

Revenues of the segment are generally a function of the value of AUM.  Fee levels can vary depending on the asset mix which can include equities, fixed income securities and alternative assets classes.

Net income from continuing operations improved $0.5 million for the year ended December 31, 2011, driven primarily by lower intangible impairments charges and the reversal of a deferred tax asset valuation.  Assets under management were $707.7 million at December 31, 2011.

Insurance.

	Insurance			2012 vs 2011		2011 vs 2010
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Income Statement
Net interest income	$2	$(2)	$(9)	$4	200.0%	$7	(77.8)%
Noninterest income	9,680	9,272	8,701	408	4.4	571	6.6
Noninterest expense	9,538	9,149	9,005	389	4.3	144	1.6
Provision (benefit) for income taxes	68	(214)	162	282	(131.8)	(376)	(232.1)
Net income (loss) before management fees and overhead allocations	76	335	(475)	(259)	(77.3)	810	(170.5)
Management fees and overhead allocations, net of tax	388	368	343	20	5.4	25	7.3
Net loss	$(312)	$(33)	$(818)	$(279)	845.5%	$785	(96.0)%

The Insurance segment reported a net loss of $0.3 million for the year ended December 31, 2012, compared to a nearly breakeven year in 2011.  Noninterest income rose during 2012 largely due to increases in the benefits consulting business of $0.6 million offset in part by revenue declines in the P&C business. The increase in noninterest expense of $0.4 million is attributed to higher professional and service fees.

The nominal net loss reported by the segment during the year ended December 31, 2011, improved significantly from the $0.8 million net loss reported a year earlier.  Revenue growth was primarily attributed to the employee benefit business. The employee benefit group upgraded its sales staff in 2010 and as a result is experiencing an increase in new business.  The segment results also include a $0.3 million deferred income tax valuation reversal, which contributed to the $0.4 million increase in the benefit for income taxes for the year ended December 31, 2011.

Corporate Support and Other.

	Corporate Support and Other			2012 vs 2011		2011 vs 2010
	Year ended December 31,			Increase/(decrease)		Increase/(decrease)
(in thousands)	2012	2011	2010	Amount	%	Amount	%
Income Statement
Net interest income	$(5,462)	$(5,498)	$(4,113)	$36	(0.7)%	$(1,385)	33.7%
Provision for loan losses	(1,187)	3,432	4,903	(4,619)	(134.6)	(1,471)	(30.0)
Noninterest income	197	37	466	160	432.4	(429)	(92.1)
Noninterest expense	39,694	44,700	47,192	(5,006)	(11.2)	(2,492)	(5.3)
Benefit for income taxes	(16,695)	(31,176)	(10,288)	14,481	(46.4)	(20,888)	203.0
Net loss before management fees and overhead allocations	(27,077)	(22,417)	(45,454)	(4,660)	20.8	23,037	(50.7)
Management fees and overhead allocations, net of tax	(21,784)	(24,126)	(25,316)	2,342	(9.7)	1,190	(4.7)
Net income (loss) before noncontrolling interest	(5,293)	1,709	(20,138)	(7,002)	(409.7)	21,847	(108.5)
Income attributable to noncontrolling interest	—	—	(209)	—	—	209	(100.0)
Net income (loss) after noncontrolling interest	$(5,293)	$1,709	$(20,347)	$(7,002)	(409.7)%	$22,056	(108.4)%

The Corporate Support and Other segment is comprised of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, audit and compliance, information technology, Special Assets Group, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.

The segment reported a net loss of $5.3 million for the year ended December 31, 2012, compared to net income of $1.7 million in 2011.  The primary component of net interest income (expense) for the segment is interest expense related to the Company’s long-term debt (see Note 9 to the consolidated financial statements).  In the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest-rate swaps (see Note 10 to the consolidated financial statements).

The provision for loan losses relates to a portfolio of loans purchased by the Parent from the Bank. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  The declining balance of the portfolio has contributed to the trend of declining provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  During the year ended December 31, 2012, decreases in noninterest expense for the segment of $5.0 million were attributed primarily to lower loan workout expense and OREO losses.

Net income for the segment increased $22.1 million to $1.7 million during the year ended December 31, 2011, largely relating to the benefit from a deferred income tax valuation reversal of $11.0 million initially recorded in the fourth quarter of 2010.  Noninterest expense decreased $2.5 million to $44.7 million in 2011 from $47.2 million a year earlier, relating to a decrease in loan workout expenses and other legal and professional expenses incurred in conjunction with the loan portfolio owned by the Parent.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $65.9 million at December 31, 2012, compared to $59.2 million at December 31, 2011. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 90.5% at December 31, 2012, from 85.4% at December 31, 2011, allowing the Company to maintain low levels of wholesale borrowings.  At December 31, 2012, the Company had no outstanding wholesale borrowings.  Average wholesale borrowings (short-term borrowing and brokered deposits) were $39.4 million during the year ended December 31, 2012. The Company had no brokered deposits during 2012 and core deposits represent 100% of the Company’s deposit base at December 31, 2012.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2012, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $165.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2012, totaled $614.3 million or 24.8% of the Company’s earning assets.  Available funding is comprised of $165.0 million through the unsecured federal fund lines and $449.3 million in secured FHLB borrowing capacity. The Company had $41.2 million in securities available to be pledged as collateral for additional FHLB borrowings at December 31, 2012.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company is evaluating calling $21.0 million of outstanding 9% coupon subordinated notes payable which mature in 2018 but become callable in the third quarter of 2013.  In addition the Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016.  The Company expects to redeem the preferred stock at or before the date the dividend rate increases.  The Company is also evaluating the effect on its liquidity should proposed rules issued by the Federal Reserve Board of Governors phasing out over ten years the favorable regulatory treatment of trust preferred securities be enacted.  The Company has $70.0 million of callable junior subordinated debentures related to the issuance of trust preferred securities at December 31, 2012.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2012, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 16 to the consolidated financial statements). The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2012, the holding company had a liquidity position that exceeds the policy limit and we believe the Company has the ability to continue paying dividends.

Net income from discontinued operations for the year ending December 31, 2012 was $0.3 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s consolidated statements of cash flows.  Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations.  The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At December 31, 2012, shareholders’ equity totaled $257.1 million, an increase of $37.0 million increase from December 31, 2011.  The increase was driven primarily by net income of $24.6 million and an underwritten public offering of 2,100,000 common shares of common stock which generated net proceeds of $11.8 million offset by common and preferred dividends of $5.6 million. Also contributing to the equity increase was $2.4 million in common surplus relating to stock-based compensation, sales of stock under the ESPP plan and stock option exercises, and an increase of $3.8 million due to changes in the fair value of derivatives and available for sale securities.

We anticipate that our cash and cash equivalents, expected cash flows from continuing operations together with alternative sources of funding are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe the Company will be able to sustain its ability to raise adequate capital through one or more of these financing sources.

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2012, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.1% and Total Capital ratio of 13.4%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2012, was 14.3%, and its Total Capital ratio was 16.5%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

The Company has issued a total of $70.0 million of trust preferred securities through statutory trusts that are not included in the Company’s consolidated financial statements.  Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2012. Under rules that became effective March 31, 2011, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements, net of goodwill that

has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions.  Upon adoption of this rule, the Company maintained its well capitalized status.  As previously mentioned, proposed rules eliminating over time the Tier 1 capital treatment of trust preferred securities would negatively impact the Company’s Tier 1 Capital ratio.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See the following section of this report and Note 15 to the consolidated financial statements for additional discussion on these commitments.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2012:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Repurchase agreements (1)	$127,887	$—	$—	$—	$127,887
Operating lease obligations	5,343	9,945	6,401	4,471	26,160
Long-term debt obligations (2)	26,293	7,799	7,128	110,852	152,072
Preferred stock, Series C dividend (3)	944	1,147	57,366	—	59,457
Supplemental executive retirement plan	2,399	2,399	—	—	4,798
Uncertain tax position liabilities	2,024	—	—	—	2,024
Total contractual obligations	$164,890	$21,290	$70,895	$115,323	$372,398

(1)   Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)         Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity while principal repayment of the subordinated notes payable is assumed to be its first call date (See Note 9 to the consolidated financial statements).  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the consolidated financial statements) and then at the current variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.   Included in long-term debt obligations are estimated interest payments related to Subordinated Debt (junior and unsecured) of $5.3 million due “Within one year”, $7.8 million due “After one but within three years”, $7.1 million due “After three but within five years” and $38.7 million due “After five years.”  Variable interest rate  payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge  and actual interest payments will differ based on actual LIBOR and actual amounts outstanding for the applicable periods.

(3)     Preferred Stock, Series C (issued to the Secretary of the Treasury September 2011) includes dividends payable at the most recent applicable variable rate(s) on $57.4 million.  The preferred shares are shown in the table as being due in the “ After one but within three years “ category which assumes the $57.4 million in Series C Preferred Stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective after December 2015.

The contractual amount of the Company’s financial instruments with off-balance sheet risk, expiring by period at December 31, 2012, is presented below:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Unfunded loan commitments	$470,718	$145,499	$34,960	$1,619	$652,796
Standby letters of credit	38,280	4,464	—	—	42,744
Commercial letters of credit	327	—	—	—	327
Unfunded commitments for unconsolidated investments	5,421	—	—	—	5,421
Company guarantees	1,442	—	—	—	1,442
Total commitments	$516,188	$149,963	$34,960	$1,619	$702,730

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

Approximately $42.4 million of total commitments at December 31, 2012, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2012, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2012, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at December 31, 2012, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2012, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	(200)	(100)	0	+100	+200
Impact on:
Net interest income	n/a	(1.8)%	0.0%	1.0%	2.5%
Market value of equity	n/a	(50.1)%	0.0%	35.0%	53.0%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2012, our cumulative interest rate gap was a positive 38.5%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2012. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 17 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2012
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$22,617	$—	$—	$—	$22,617
Fixed rate loans, gross	40,500	64,855	401,123	189,567	696,045
Floating rate loans, gross	699,212	88,240	373,112	69,823	1,230,387
Investment securities held to maturity and available for sale	20,409	78,061	208,477	256,681	563,628
Total interest-earning assets	$782,738	$231,156	$982,712	$516,071	$2,512,677

Interest-bearing liabilities:
Interest-bearing demand	$5,966	$17,898	$22,076	$72,493	$118,433
NOW and money market	5,212	15,636	466,838	378,564	866,250
Savings	316	949	4,464	19,084	24,813
Time deposits under $100	12,270	18,683	3,354	—	34,307
Time deposits $100 and over	78,659	132,416	14,987	—	226,062
Securities sold under agreements to repurchase	127,887	—	—	—	127,887
Other short-term borrowings	—	—	—	—	—
Subordinated debentures	—	20,984	—	72,166	93,150
Total interest-bearing liabilities	$230,310	$206,566	$511,719	$542,307	$1,490,902

Interest rate gap	$552,428	$24,590	$470,993	$(26,236)	$1,021,775

Cumulative interest rate gap	$552,428	$577,018	$1,048,011	$1,021,775

Cumulative interest rate gap to total assets	20.82%	22.54%	40.28%	38.50%

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

The following table presents, at December 31, 2012, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2012
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$391,207	$262,678	$75,557	$729,442
Real estate - mortgage	343,559	431,609	105,209	880,377
Land acquisition & development	40,492	9,825	3,245	53,562
Real estate - construction	65,862	1,160	—	67,022
Consumer	50,591	51,595	47,452	149,638
Other	1,096	17,368	27,927	46,391
Total loans	$892,807	$774,235	$259,390	$1,926,432

Of the $1.03 billion of loans with maturities of one year or more, approximately $590.7 million were fixed-rate loans and $442.9 million were variable-rate loans at December 31, 2012.

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

Under the interest-rate swap agreements, we received a fixed rate and paid a variable rate based on the prime rate. The swaps qualified as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), and were designated as hedges of the variability of cash flows we received from certain of our prime-indexed loans. In accordance with ASC 815, these swap agreements were measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that was deemed effective in hedging the cash flows of the designated assets were recorded in accumulated other comprehensive income (loss), net of tax effects (AOCI) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges was recorded as a gain or loss in the consolidated statements of operations as a part of noninterest income.

During 2011 and 2010, net interest income was increased $0.5 million and $1.6 million, respectively, from settlement of the interest-rate swaps.

In February 2009, the Company initiated a new series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements have a total notional value of $70.0 million, will fix the interest rates between 5.0% and 6.0% and will mature over varying lengths of time from five and 14 years.  These interest-rate swaps were effective for cash settlements beginning in February 2010 and net interest income decreased $2.1 million, $2.2 million and $1.8 million during the years ended December 31, 2012, 2011 and 2010, respectively, from the settlement of payments on the swaps.

In November 2012, the Company initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815.  The objective of these transactions is to exchange interest payments received on fixed rate loans for variable rate payments.  At December 31, 2012, the notional value of these swaps was $13.7 million.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2012 no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2013 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2013 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans will be included in our 2013 Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets at December 31, 2012 and 2011;

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2012, 2011 and 2010.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

(1)                                                                     2                                         Amended and Restated Agreement and Plan of Merger dated November 28, 2000.

(2)                                                                     3.1                               Amended and Restated Articles of Incorporation of the Registrant.

(3)                                                                     3.2                               Amendment to Articles of Incorporation.

(8)                                                                     3.3                               Amendment to Articles of Incorporation.

(4)                                                                     3.4                               Amendment to Articles of Incorporation.

(14)                                                              3.5                               Amended and Restated Bylaws of the Registrant.

(18)                                                              3.6                               Amendment to Articles of Incorporation.

(25)                                                              3.7                               Amendment to Articles of Incorporation.

(27)                                                              3.8                               Amendment to Articles of Incorporation.

(23)                                                              4.1                               Form of Subordinated Unsecured Promissory Notes due 2018.

(23)                                                              4.2          Form of Note Holders Agreement, dated August 18, 2008, by and between CoBiz Financial Inc. and Holders of Promissory Notes Issued by CoBiz Financial Inc. in connection with a Private Placement Memorandum of CoBiz Financial Inc. dated as of July 25, 2008.

(27)                                                              4.3                               Form of Certificate for 57,366 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued to the United States Department of the Treasury, dated September 8, 2011.

(29)                                                              4.4                               Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued

December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 23, 2011 to CSS LLC.

(2)                                                                     10.1                        Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(2)                                                                     10.2                        Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(5)                                                                     10.3                        Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(6)                                                                     10.4                        First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)                                                                     10.5                        CoBiz Financial Inc. Employee Stock Purchase Plan.

(8)                                                                     10.6                        2002 Equity Incentive Plan.

(9)                                                                     10.7                        Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(10)                                                              10.8                        Lease Agreement between Za’hav and First Capital Bank of Arizona dated June 15, 2001.

(10)                                                              10.9                        Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A.  dated March 31, 2003.

(11)                                                              10.10                 Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)                                                              10.11                 Supplemental Executive Retirement Plan (“SERP Plan”).

(4)                                                                     10.12                 2005 Equity Incentive Plan.

(15)                                                             10.13                  Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Jerry W. Chapman, Richard J. Dalton, Morgan Gust, Thomas M. Longust, Jonathan C. Lorenz, Evan Makovsky, Harold F. Mosanko, Robert B. Ostertag, Howard R. Ross, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.

(13)                                                              10.14                 Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(16)                                                              10.15                 Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)                                                              10.16                 Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

(21)                                                              10.17                 Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.

(19)                                                             10.18                  Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(20)                                                              10.19                 Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(22)                                                              10.20                 Amended and Restated 2005 Equity Incentive Plan.

(24)                                                              10.21                 Incentive compensation guidelines for named executive officers.

(27)                                                              10.22      Securities Purchase Agreement, dated September 8, 2011, by and between CoBiz Financial Inc. and the Secretary of the United States Department of the Treasury (Small Business Lending Fund Preferred Stock issuance/Series C Preferred Stock).

(27)                                                              10.23                 Repurchase Agreement dated September 8, 2011, between CoBiz Financial Inc. and the United States Department of the Treasury (TARP Preferred Stock redemption/Series B Preferred Stock).

(28)                                                              10.24                 Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.

(29)                                                              10.25                 Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.

(30)                                                              10.26                 Changes to the Incentive Compensation Plan for named executive officers.

(32)                                                              10.27                 Lease Termination Agreement with Za’hav, LLC.

(26)                                                              14           Code of Conduct and Ethics.

(31)                                                              16           Change in Certifying Accountant.

21           List of subsidiaries.

23.1        Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP)

23.2        Consent of Independent Registered Public Accounting firm (Deloitte & Touche LLP)

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

(12)

Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed on November 9, 2007. The Company announced a cancellation of the SERP Plan; incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 27, 2012.

(13)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(14)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 18, 2006.

(15)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 20, 2006.

(16)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 20, 2006.

(17)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2007.

(18)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007.

(19)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 17, 2008.

(20)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed April 4, 2008.

(21)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on January 20, 2009.

(22)	Incorporated herein by reference from the Registrant’s Proxy Statement filed in connection with its 2008 annual meeting of shareholders, as filed on April 15, 2008.

(23)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2008.

(24)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed January 26, 2010.

(25)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed December 23, 2008.

(26)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed February 19, 2010.

(27)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed September 9, 2011.

(28)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed on July 29, 2011.

(29)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K as filed March 8, 2012.

(30)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed June 12, 2012.

(31)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed June 6, 2012.

(32)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed August 22, 2012.

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

Dated: February 15, 2013	CoBiz Financial Inc.

	By:	/s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and Chief Executive Officer	February 15, 2013
Steven Bangert

/s/ Lyne B. Andrich	Executive Vice President and Chief Financial Officer	February 15, 2013
Lyne B. Andrich

/s/ Troy R. Dumlao	Chief Accounting Officer
Troy R. Dumlao		February 15, 2013

/s/ Michael B. Burgamy	Director
Michael B. Burgamy		February 15, 2013

/s/ Morgan Gust	Director
Morgan Gust		February 15, 2013

/s/ Evan Makovsky	Director
Evan Makovsky		February 15, 2013

/s/ Douglas Polson	Director
Douglas Polson		February 15, 2013

/s/ Mary Rhinehart	Director
Mary Rhinehart		February 15, 2013

/s/ Noel N. Rothman	Director
Noel N. Rothman		February 15, 2013

/s/ Bruce Schroffel	Director
Bruce Schroffel		February 15, 2013

/s/ Timothy J. Travis	Director
Timothy J. Travis		February 15, 2013

/s/ Mary Beth Vitale	Director
Mary Beth Vitale		February 15, 2013

/s/ Mary M. White	Director
Mary M. White		February 15, 2013

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of section 112 of the Federal Deposit Insurance Corporation Improvement Act.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the 2012 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2012, which is included herein.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with federal and state laws and regulations concerning loans to insiders and dividend restrictions and which are designated by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the Colorado Division of Banking as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC.  Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited CoBiz Financial Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements of Bank Holding Companies (Form FR Y-9C).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal  Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows as of and for the year ended December 31, 2012, of CoBiz Financial Inc. and subsidiaries and our report dated February 15, 2013, expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying balance sheet of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments related to the discontinued operations described in Note 2 that were applied to the 2011 and 2010 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited, before the effects of the retrospective adjustments for discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of  CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations,  comprehensive income (loss), equity, and cash flows for the years ended December 31, 2011 and 2010 (the 2011 and 2010 consolidated statements of operations, before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2011 and 2010 consolidated financial statements, before the effects of the retrospective adjustments for discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of CoBiz Financial Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 15, 2013

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2012 AND 2011

(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$43,276	$39,148
Interest-bearing deposits and federal funds sold	22,617	20,062
Total cash and cash equivalents	65,893	59,210

Investment securities available for sale (cost of $541,322 and $613,264, respectively)	558,169	623,522
Investment securities held to maturity (fair value of $5,466 and $238, respectively)	5,459	232
Other investments	8,037	9,554
Total investments	571,665	633,308

Loans - net of allowance for loan losses of $46,866 and $55,629, respectively	1,879,566	1,581,795
Intangible assets - net of amortization of $4,937 and $5,189, respectively	3,573	3,399
Bank-owned life insurance	42,473	39,767
Premises and equipment - net of depreciation of $33,337 and $32,320, respectively	7,091	8,388
Accrued interest receivable	8,354	8,273
Deferred income taxes, net	31,561	33,018
Other real estate owned - net of valuation allowance of $8,055 and $7,668, respectively	10,577	18,502
Other	32,888	37,844
TOTAL ASSETS	$2,653,641	$2,423,504

Liabilities
Deposits
Noninterest-bearing demand	$859,395	$720,813
Interest-bearing demand	118,433	10,385
NOW and money market	866,250	773,826
Savings	24,813	10,631
Eurodollar	—	97,748
Certificates of deposit	260,369	305,003
Total deposits	2,129,260	1,918,406
Securities sold under agreements to repurchase	127,887	127,948
Other short-term borrowings	—	20,000
Accrued interest and other liabilities	46,293	43,918
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,396,590	2,203,422

Commitments and contingencies - see note 15

Shareholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 50,000,000 shares authorized; 39,789,759 and 37,089,753 issued and outstanding, respectively	391	368
Additional paid-in capital	236,384	222,200
Accumulated earnings (deficit)	15,437	(3,571)
Accumulated other comprehensive income, net of income tax of $2,966 and $666, respectively	4,838	1,084
TOTAL SHAREHOLDERS’ EQUITY	257,051	220,082
TOTAL LIABILITIES AND EQUITY	$2,653,641	$2,423,504

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands, except per share amounts)	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$86,505	$88,451	$93,675
Interest and dividends on investment securities:
Taxable securities	19,209	22,426	21,659
Nontaxable securities	15	13	44
Dividends on securities	286	244	419
Interest on federal funds sold and other	113	130	182
Total interest income	106,128	111,264	115,979
INTEREST EXPENSE:
Interest on deposits	6,161	8,021	12,338
Interest on short-term borrowings and securities sold under agreements to repurchase	548	824	1,119
Interest on subordinated debentures	6,041	6,018	5,691
Total interest expense	12,750	14,863	19,148
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	93,378	96,401	96,831
Provision for loan losses	(4,733)	4,002	35,127
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,111	92,399	61,704
NONINTEREST INCOME:
Service charges	4,903	4,955	4,953
Investment advisory income	4,203	4,292	4,261
Insurance income	9,680	9,272	8,701
Investment banking income	3,833	7,237	5,650
Other income	7,940	5,067	5,952
Total noninterest income	30,559	30,823	29,517
NONINTEREST EXPENSE:
Salaries and employee benefits	59,935	60,363	57,501
Occupancy expenses, premises and equipment	13,471	13,219	13,245
Amortization of intangibles	724	531	532
FDIC and other assessments	1,782	3,566	5,275
Other real estate owned and loan workout costs	2,326	3,153	6,388
Net other than temporary impairment losses on securities recognized in earnings	297	771	451
Loss on securities, other assets and other real estate owned	65	3,145	7,977
Other	12,566	11,073	11,976
Total noninterest expense	91,166	95,821	103,345
INCOME (LOSS) BEFORE INCOME TAXES	37,504	27,401	(12,124)
Provision (benefit) for income taxes	13,258	(5,808)	10,158
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	24,246	33,209	(22,282)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(209)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,246	33,209	(22,491)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (including loss on disposal of $276)	495	407	(276)
Provision (benefit) for income taxes	171	154	(130)
Income (loss) from discontinued operations	324	253	(146)
NET INCOME (LOSS)	$24,570	$33,462	$(22,637)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$21,755	$28,315	$(26,401)

EARNINGS (LOSS) PER COMMON SHARE:
Basic - from continuing operations	$0.54	$0.75	$(0.72)
Diluted - from continuing operations	$0.54	$0.75	$(0.72)
Basic - from discontinued operation	$0.01	$0.01	$0.00
Diluted - from discontinued operations	$0.01	$0.01	$0.00
Basic	$0.55	$0.76	$(0.72)
Diluted	$0.55	$0.76	$(0.72)

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)	2012	2011	2010
Net income (loss)	$24,570	$33,462	$(22,637)

Other comprehensive income (loss) items:
Unrealized gain (loss) on available for sale securities	6,333	(2,133)	(1,541)
Reclassification for (gain) loss to operations	(782)	261	597

Change in OTTI-related component of unrealized gain	1,039	709	351

Unrealized loss on derivative securities	(2,597)	(8,968)	(5,842)
Reclassification for loss to operations	2,061	1,668	487
Total other comprehensive income (loss) items	6,054	(8,463)	(5,948)

Deferred tax benefit (expense):
Unrealized (gain) loss on available for sale securities	(2,406)	811	585
Reclassification for gain (loss) to operations	297	(100)	(227)

Change in OTTI-related component of unrealized gain	(395)	(269)	(133)

Unrealized loss on derivative securities	987	3,408	2,220
Reclassification for loss to operations	(783)	(634)	(185)
Total deferred tax benefit (expense)	(2,300)	3,216	2,260
Other comprehensive income (loss), net of tax	3,754	(5,247)	(3,688)
Comprehensive income (loss)	$28,324	$28,215	$(26,325)

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		CoBiz Financial Inc. Shareholders
		Preferred Stock		Common Stock
(in thousands, except per share amounts)	Total	Shares Issued (Redeemed)	Amount	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive	Noncontrolling Interest
BALANCE - January 1, 2010	$231,580	64,450	$1	36,723,853	$365	$222,609	$(2,543)	$10,019	$1,129

Options exercised	239	—	—	43,912	—	239	—	—	—
Employee stock purchase plan	496	—	—	90,569	1	495	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	18,324	—	—	—	—	—
Stock-based compensation expense	1,591	—	—	—	—	1,591	—	—	—
Tax deficit from stock-based compensation	(22)	—	—	—	—	(22)	—	—	—
Dividends paid-common ($0.04 per share)	(1,470)	—	—	—	—	—	(1,470)	—	—
Dividends paid/accumulated-preferred stock (5% on $64,450 liquidation value)	(3,222)	—	—	—	—	542	(3,764)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes $2,260	(3,688)	—	—	—	—	—	—	(3,688)	—
Net loss	(22,428)	—	—	—	—	—	(22,637)	—	209
Net distribution to noncontrolling interest	(1,138)	—	—	—	—	—	—	—	(1,138)
BALANCE - December 31, 2010	201,938	64,450	1	36,876,658	366	225,454	(30,414)	6,331	200

Series B Preferred stock redemption	(64,450)	(64,450)	(1)	—	—	(64,449)	—	—	—
Series C Preferred stock, net of issuance costs	57,337	57,366	1	—	—	57,336	—	—	—
Options exercised	14	—	—	2,750	1	13	—	—	—
Employee stock purchase plan	454	—	—	86,429	1	453	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	123,916	—	—	—	—	—
Stock-based compensation expense	1,494	—	—	—	—	1,494	—	—	—
Tax deficit from stock-based compensation	(137)	—	—	—	—	(137)	—	—	—
Dividends paid-common ($0.04 per share)	(1,472)	—	—	—	—	—	(1,472)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 liquidation value)	(3,111)	—	—	—	—	2,036	(5,147)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes $3,216	(5,247)	—	—	—	—	—	—	(5,247)	—
Net income	33,462	—	—	—	—	—	33,462	—	—
Net distribution to noncontrolling interest	(200)	—	—	—	—	—	—	—	(200)
BALANCE - December 31, 2011	220,082	57,366	1	37,089,753	368	222,200	(3,571)	1,084	—

Options exercised	343	—	—	57,434	1	342	—	—	—
Employee stock purchase plan	409	—	—	65,900	1	408	—	—	—
Proceeds from issuance of common stock, net of costs	11,830	––	––	2,100,000	21	11,809	––	––	––
Restricted stock awards, net of forfeitures	—	—	—	476,672	—	—	—	—	—
Stock-based compensation expense	1,965	—	—	—	—	1,965	—	—	—
Tax deficit from stock-based compensation	(340)	—	—	—	—	(340)	—	—	—
Dividends paid-common ($0.07 per share)	(2,747)	—	—	—	—	—	(2,747)	—	—
Dividends paid/accumulated-preferred stock (4.9% on $1,000 liquidation value)	(2,815)	—	—	—	—	—	(2,815)	—	—
Net change in unrealized gain on available for sale securities and derivatives, net of income taxes $(2,300)	3,754	—	—	—	—	—	—	3,754	—
Net income	24,570	—	—	—	—	—	24,570	—	—
BALANCE - December 31, 2012	$257,051	57,366	$1	39,789,759	$391	$236,384	$15,437	$4,838	$—

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,570	$33,462	$(22,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on investment securities	3,649	2,602	1,716
Depreciation and amortization	4,004	3,748	3,862
Amortization of net loan fees	(1,001)	(464)	11
Provision for loan and credit losses	(4,768)	3,976	35,033
Stock-based compensation	1,965	1,494	1,591
Federal Home Loan Bank stock dividend	(59)	(19)	(189)
Deferred income taxes	752	(12,507)	15,050
Excess tax benefit from stock-based compensation	—	—	(9)
Increase in cash surrender value of bank-owned life insurance	(1,286)	(1,237)	(1,262)
Supplemental executive retirement plan	181	890	807
Loss on securities, other assets and other real estate owned	362	3,916	8,428
Other operating activities, net	(2,724)	(378)	(1,311)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	1,465	3,226	4,205
Accrued interest and other liabilities	998	1,915	3,218
Accrued interest receivable	(81)	(192)	103
Other assets	3,485	(937)	8,781
Net cash provided by operating activities	31,512	39,495	57,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(3,319)	(3,323)	(1,564)
Proceeds from other investments	7,470	2,987	12,348
Purchases of investment securities available for sale	(188,110)	(222,503)	(405,063)
Purchases of investment securities held to maturity	(5,254)	—	—
Proceeds from sale of investment securities available for sale	9,598	8,916	431
Maturities of investment securities available for sale	246,849	212,089	290,003
Maturities of investment securities held to maturity	28	30	38
Restricted cash	(5)	11,337	(8,514)
Acquisition of client relationships	(766)	—	—
Purchase of bank-owned life insurance	(1,420)	(2,486)	—
Proceeds from sale of loans, OREO and repossessed assets	12,838	16,043	38,147
Loan originations and repayments, net	(298,512)	(19,712)	49,026
Purchase of premises and equipment	(1,973)	(2,600)	(3,046)
Other investing activities, net	39	10	1
Net cash provided by (used in) investing activities	(222,537)	788	(28,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, Eurodollar and savings accounts	255,488	153,360	90,778
Net decrease in certificates of deposits	(44,634)	(124,322)	(170,243)
Net increase (decrease) in short-term borrowings	(20,000)	5,988	13,771
Net increase (decrease) in securities sold under agreements to repurchase	(61)	(29,742)	17,896
Proceeds from issuance of common stock, net	12,582	468	735
Proceeds from issuance of preferred stock, net	—	57,337	—
Redemption of preferred stock	—	(64,450)	—
Dividends paid on common stock	(2,747)	(1,472)	(1,470)
Dividends paid on preferred stock	(2,868)	(2,394)	(3,222)
Excess tax benefit from stock-based compensation	—	—	9
Net distribution to noncontrolling interests	—	—	(1,138)
Other financing activities, net	(52)	(12)	—
Net cash provided by (used in) financing activities	197,708	(5,239)	(52,884)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,683	35,044	(23,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,210	24,166	47,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,893	$59,210	$24,166

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Nature of Operations and Significant Accounting Policies

The accounting and reporting practices of CoBiz Financial Inc. (Parent) and its wholly owned subsidiaries: CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; CoBiz Insurance — Employee Benefits, Inc. (formerly Financial Designs Ltd. (FDL)); and CoBiz IM, Inc. (CoBiz IM), collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  The operations of the Company are comprised predominantly of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

Organization - The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and six in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM).  FDL provides wealth transfer, employee benefits consulting, insurance brokerage and related administrative support to individuals, families and employers.  CoBiz Insurance, Inc. provides commercial and personal property and casualty insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly owned subsidiary, Green Manning & Bunch, Ltd. (GMB).  During the fourth quarter of 2012, the Company exited two business lines:  trust services and FDL’s wealth transfer business.  In conjunction with the discontinuation of FDL’s wealth transfer business, FDL was renamed CoBiz Insurance — Employee Benefits Inc. (CEB).  See Note 2 — Discontinued Operations for additional information.

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

Reclassifications — Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to current year presentation including the effects of discontinued operations.  See Note 2 — Discontinued Operations.

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation — The consolidated financial statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; CEB; CoBiz Insurance Inc.;  CoBiz GMB, Inc.; and CoBiz IM.  Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

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

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2012, the Company had no regulatory reserve balance requirement.  At December 31, 2011, the Company was required to maintain reserve balances of $0.7 million.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Cash paid (received) during the period for:
Interest	$12,823	$15,262	$19,717
Income taxes	4,975	7,238	(14,814)

Other noncash activities:
Trade date accounting for investment securities	—	738	12,132
Loans transferred to held for sale	6,201	4,278	24,427
Loans transferred to OREO and repossessed assets	421	8,647	20,691
Financed sales of OREO and loans held for sale	249	660	1,152
Deferred gain on sale of wealth transfer business	285	—	—
Lessor-paid tenant improvement allowance	81	—	1,109

Restricted Cash — Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  At December 31, 2012 and 2011, the Company had restricted cash of $4.5 million recorded as assets under the caption “Other” in the accompanying consolidated balance sheets.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  At December 31, 2012 and 2011, the Company had no trading securities.

Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income (loss) until realized.

Investment securities held to maturity consist of residential mortgage-backed securities, bonds, notes, debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

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

Impaired Loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays of less than 90 days and monthly payment shortfalls of less than 10% of the contractual payment on a consumer loan generally are not classified as impaired if the Company ultimately expects to recover its full investment. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-10-35, Receivables — Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).

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

Loan Origination Fees and Costs — Loan fees and certain costs of originating loans are deferred and the net amount is amortized over the contractual life of the related loans in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs.

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

Intangible Assets —Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 10 to 15 years.  See Note 6 — Intangible Assets.

Bank-Owned Life Insurance (BOLI) — The Bank invested in BOLI policies to fund certain future employee benefit costs and are recorded at net realizable value.  Changes in the amount that could be realized are recorded in the consolidated statements of operations under the caption “Other Income.”

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

Other Assets — Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.  The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities.  In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments.  There were no significant transactions between the Company and the Funds for the years ended December 31, 2012, 2011, and 2010.  The Company recognized income from the Funds of $2.2 million, $0.9 million, and $1.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, which is included in “Other Income” in the consolidated statements of operations.

Repossessed Assets — Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other Assets.”  There were no repossessed assets at December 31, 2012 and 2011.  There were no valuation adjustments in 2012.  Valuation adjustments charged to operations on repossessed assets for the year ended December 31, 2011 were $0.1 million.

Other Real Estate Owned (OREO) — OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell.  Subsequent declines in value are charged to operations.  Valuation adjustments charged to operations on OREO for the years ended December 31, 2012, 2011, and 2010 totaled $1.4 million, $2.8 million, and $7.4 million, respectively.

Securities Sold Under Agreements to Repurchase — The Company sells certain securities under agreements to repurchase with its customers.  The agreements transacted with its customers are utilized as an overnight investment product.  These agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are reflected as a Company asset in accordance with ASC Topic 860, Transfers and Servicing.  See Note 8 — Borrowed Funds.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Consolidated Statements of Cash Flows with the hedged items.  The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.  See Note 10 — Derivatives.

Self Insurance Reserves — The Company self-insures a portion of its employee medical costs.  The Company maintains a liability for incurred-but-not-reported claims based on assumptions as to eligible employees, historical claims experience and lags in claims reporting.

Investment Advisory Income — Fees earned from providing investment advisory services are based on the market value of assets under management and are collected either at the beginning or end of each quarter.  Fees received at the beginning of the quarter are deferred and recognized ratably over the period as services are performed.

Insurance Income — Insurance income includes commissions on the sale of life and property and casualty insurance policies and other employee benefit products earned as an agent for unaffiliated insurance underwriters.  Property and casualty income is primarily recognized upon policy origination and renewal dates.  Benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

Investment Banking Income — Investment banking income includes nonrefundable retainer fees recognized over the expected term of the engagement and success fees recognized when the transaction is completed and collectability of fees is reasonably assured.

Income From Discontinued Operations, Net of Income Taxes — Income from discontinued operations net of income taxes for the years ended December 31, 2012, 2011 and 2010 includes the results of FDL’s wealth transfer business and trust, which is discussed in Note 2 — Discontinued Operations.

Income Taxes — A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes.  The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in prior carryback years, projected future taxable income and tax planning strategies in its assessment of valuation allowance.  See Note 11 — Income Taxes.

Stock-Based Compensation — Pursuant to ASC Topic 718, Compensation — Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period.  See Note 14 — Employee Benefit and Stock Compensation Plans.

Earnings Per Common Share — Basic earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).  The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 13 — Earnings Per Common Share.

Segment Information - The Company has disclosed separately the results of operations relating to its segments in Note 18 — Segments.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012.  The Company is evaluating the effect if any, adoption of ASU 2013-02 will have on the consolidated financial statements.

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

2. Discontinued Operations

During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these divisions were within the Wealth Management segment.

On December 31, 2012, the Company completed the sale of certain assets and liabilities, including all rights to the customer lists, of FDL’s wealth transfer business.  The net carrying value of the assets and liabilities of the disposal group was $0.2 million.  Pursuant to the sale agreement, the Company will receive contingent consideration based on a percentage of revenues generated by the acquiring company.  The contingent consideration will be paid annually between the years 2013-2017.  The maximum amount the Company will receive is approximately $0.6 million.  In conjunction with the sale, the Company deferred a gain of $0.3 million, which will be recognized when the contingency is resolved.

Additionally, during the fourth quarter of 2012, the Company entered into a transition agreement with another local bank to transfer the fiduciary and custodial accounts of its trust department.  As the trust department was closed and not sold, the Company will not receive any compensation for the transfer of its trust customers.  Assets and liabilities relating to the trust department were immaterial.

The operating results associated with the trust and wealth transfer divisions have been retrospectively presented as discontinued operations beginning January 1, 2010. The table below presents the results of trust and wealth transfer for the years ended December 31, 2012, 2011, and 2010.

	For the year ended December 31,
(in thousands)	2012	2011	2010
Noninterest income	$6,448	$5,133	$5,491
Noninterest expense	5,953	4,726	5,767
Income (loss) before income taxes	495	407	(276)
Provision (benefit) for income taxes	171	154	(130)
Net income (loss) from discontinued operations	$324	$253	$(146)

3. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$347,830	$11,372	$—	$359,202	$408,963	$11,650	$61	$420,552
U.S. government agencies	2,994	26	—	3,020	43,915	290	—	44,205
Trust preferred securities	87,953	2,298	266	89,985	98,997	2,193	2,172	99,018
Corporate debt securities	101,617	3,636	231	105,022	57,317	338	838	56,817
Private-label MBS	—	—	—	—	3,137	—	1,147	1,990
Municipal securities	928	12	—	940	935	5	—	940
Total AFS	$541,322	$17,344	$497	$558,169	$613,264	$14,476	$4,218	$623,522
Held to maturity securities (HTM):
Mortgage-backed securities	$204	$7	$—	$211	$232	$6	$—	$238
Trust preferred securities	5,255	—	—	5,255	—	—	—	—
Total HTM	$5,459	$7	$—	$5,466	$232	$6	$—	$238

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Proceeds	$9,598	$8,916	$431
Gains	1,651	698	—
Losses	(572)	(188)	(146)

The amortized cost and estimated fair value of investments in debt securities at December 31, 2012, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,016	$7,103	$—	$—
Due after one year through five years	74,386	77,262	—	—
Due after five years through ten years	24,137	24,617	—	—
Due after ten years	87,953	89,985	5,255	5,255
Mortgage-backed securities	347,830	359,202	204	211
	$541,322	$558,169	$5,459	$5,466

Investment securities with a fair value of $141.1 million and $181.0 million were pledged to secure public deposits of $106.9 million and $102.3 million at December 31, 2012 and 2011, respectively.

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

There were 19 and 49 securities in the tables below at December 31, 2012 and 2011, respectively, in an unrealized loss position.

	December 31, 2012
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Trust preferred securities	$21,167	$253	$371	$13	$21,538	$266
Corporate debt securities	3,243	28	4,797	203	8,040	231
Total	$24,410	$281	$5,168	$216	$29,578	$497

	December 31, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Mortgage-backed securities	$31,855	$61	$—	$—	$31,855	$61
Trust preferred securities	39,838	2,008	1,246	164	41,084	2,172
Corporate debt securities	25,048	634	4,796	204	29,844	838
Private-label MBS	—	—	1,990	1,147	1,990	1,147
Total	$96,741	$2,703	$8,032	$1,515	$104,773	$4,218

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

The following table presents a rollforward of the credit loss component of OTTI on debt securities recognized in earnings during the years ended December 31, 2012, 2011 and 2010.

	Credit Loss
(in thousands)	2012	2011	2010
Beginning balance	$2,553	$1,782	$1,331
Additions:
Initial credit impairment	—	—	70
Additional credit impairment	297	771	381
Reductions:
Securities sold	(2,850)	—	—
Ending balance	$—	$2,553	$1,782

During the fourth quarter of 2012 the Company sold its private-label MBS (PLMBS), which represented the remaining balance in the OTTI rollforward.

Other investments at December 31, 2012 and 2011, consist of the following:

	December 31,
(in thousands)	2012	2011
Bank stocks — at cost	$5,865	$7,382
Investment in statutory trusts — equity method	2,172	2,172
	$8,037	$9,554

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2012, did not consider the investment to be other-than-temporarily impaired.

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

•                  Real estate - construction loans — The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

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

The loan portfolio segments at December 31, 2012 and 2011 were as follows:

(in thousands)	2012	2011
Commercial	$730,213	$569,032
Real estate - mortgage	881,155	784,874
Land acquisition & development	53,566	62,056
Real estate - construction	67,591	63,491
Consumer	149,707	116,772
Other	45,519	41,300
Loans held for investment	1,927,751	1,637,525

Allowance for loan losses	(46,866)	(55,629)
Unearned net loan fees	(1,319)	(101)
Total net loans	$1,879,566	$1,581,795

Loans held for sale were deemed immaterial at December 31, 2012 and 2011.  The Company purchased 35 loans during the year ended December 31, 2012 totaling $16.7 million primarily comprised of $9.2 million in Other loans and $7.5 million in Commercial loans, none of which were of deteriorated credit quality.  For the year ended December 31, 2011, the Company purchased 38 loans totaling $22.1 million primarily comprised of $20.4 million in Other loans and $1.7 million in Real estate — mortgage loans, none of which were of deteriorated credit quality.

At December 31, 2012, and 2011, overdraft demand deposits totaling $1.5 million and $0.4 million, respectively, were reclassified from deposits to loans.

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in lending. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  The Company also has a systematic process to evaluate individual loans and pools of loans within our loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or lower are categorized as non-classified credits while loans graded 6 and higher are categorized as classified credits.  Loan grade changes are evaluated on a monthly basis.  Loans above a certain dollar amount that are adversely graded are reported to the Special Assets group manager and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2012 and 2011 is summarized below:

	At December 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,219	$8,037	$88,256
Finance and insurance	77,129	796	77,925
Health care	96,057	294	96,351
Real estate services	82,432	8,107	90,539
Construction	50,599	4,619	55,218
Wholesale and retail trade	81,823	1,368	83,191
Other	235,490	3,243	238,733
	703,749	26,464	730,213
Real estate - mortgage
Residential & commercial owner-occupied	413,395	20,886	434,281
Residential & commercial investor	428,684	17,840	446,524
Other	350	—	350
	842,429	38,726	881,155

Land acquisition & development	39,416	14,150	53,566

Real estate - construction
Residential & commercial owner-occupied	29,841	—	29,841
Residential & commercial investor	37,479	271	37,750
	67,320	271	67,591

Consumer	148,113	1,594	149,707
Other	45,519	—	45,519
Total loans held for investment	$1,846,546	$81,205	$1,927,751
Unearned net loan fees			(1,319)
Net loans held for investment			$1,926,432

	At December 31, 2011
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$64,936	$14,899	$79,835
Finance and insurance	77,968	1,106	79,074
Health care	55,885	358	56,243
Real estate services	75,520	10,678	86,198
Construction	40,095	6,343	46,438
Wholesale and retail trade	85,436	4,437	89,873
Other	126,715	4,656	131,371
	526,555	42,477	569,032
Real estate - mortgage
Residential & commercial owner-occupied	387,453	33,764	421,217
Residential & commercial investor	339,968	23,689	363,657
	727,421	57,453	784,874

Land acquisition & development	46,505	15,551	62,056

Real estate - construction
Residential & commercial owner-occupied	16,401	—	16,401
Residential & commercial investor	37,364	9,726	47,090
	53,765	9,726	63,491

Consumer	112,541	4,231	116,772
Other	41,300	—	41,300
Total loans held for investment	$1,508,087	$129,438	$1,637,525
Unearned net loan fees			(101)
Net loans held for investment			$1,637,424

Transactions in the allowance for loan losses by segment for the years ended December 31, 2012 and 2011 are summarized below:

	For the year ended December 31,
(in thousands)	2012	2011
Allowance for loan losses, beginning of period
Commercial	$14,048	$17,169
Real estate - mortgage	19,889	17,677
Land acquisition & development	11,013	14,938
Real estate - construction	2,746	6,296
Consumer	4,837	3,373
Other	551	354
Unallocated	2,545	6,085
Total	55,629	65,892

Provision
Commercial	$(1,499)	$61
Real estate - mortgage	(14)	7,804
Land acquisition & development	(560)	(3,506)
Real estate - construction	(1,064)	1,436
Consumer	(1,166)	1,492
Other	(66)	255
Unallocated	(364)	(3,540)
Total	(4,733)	4,002

Charge-offs
Commercial	$(1,122)	$(4,559)
Real estate - mortgage	(2,789)	(7,064)
Land acquisition & development	(3,135)	(1,635)
Real estate - construction	(867)	(5,118)
Consumer	(653)	(309)
Other	(34)	(61)
Total	(8,600)	(18,746)

Recoveries
Commercial	$2,021	$1,377
Real estate - mortgage	746	1,472
Land acquisition & development	1,757	1,216
Real estate - construction	3	132
Consumer	43	281
Other	—	3
Total	4,570	4,481

Allowance for loan losses, end of period
Commercial	$13,448	$14,048
Real estate - mortgage	17,832	19,889
Land acquisition & development	9,075	11,013
Real estate - construction	818	2,746
Consumer	3,061	4,837
Other	451	551
Unallocated	2,181	2,545
Total	$46,866	$55,629

Transactions in the allowance for loan and credit losses for the year ended December 31, 2010 is as follows:

(in thousands)	2010
Allowance for loan losses:
Beginning balance	$75,116
Provision for loan losses	35,127
Loan charge-offs	(50,627)
Loan recoveries	6,276
Ending balance	65,892
Allowance for credit losses:
Beginning balance	155
Provision for credit losses	(94)
Ending balance	61
Total allowance for loan and credit loss	$65,953

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•                  Specific Reserves — The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses incurred in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, troubled debt restructurings are subject to impairment evaluation on a loan-by-loan basis.

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

•                  General Reserves — General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses over the past eight years (Migration) as well as other factors including changes in:

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

The aforementioned factors enable management to recognize environmental conditions contributing to incurred losses in the portfolio, which have not yet manifested in Migration.  Due to current and recent adverse economic conditions resulting in increased loan loss levels for the Company, management relies more heavily on actual empirical charge-off history.  Management believes Migration history adequately captures a great percentage of probable incurred losses within the portfolio.

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees and land acquisition and development loans.

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

The following tables summarize loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At December 31, 2012				At December 31, 2011
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$21,329	$3,004	$708,113	$10,444	$10,948	$1,905	$558,014	$12,143
Real estate - mortgage	35,816	4,348	844,561	13,484	34,811	4,870	749,680	15,019
Land acquisition & development	13,682	3,809	39,880	5,266	8,435	2,245	53,542	8,768
Real estate - construction	2,695	117	64,327	701	6,985	1,259	56,156	1,487
Consumer	1,472	711	148,166	2,350	2,527	2,509	114,149	2,328
Other	—	—	46,391	451	—	—	42,177	551
Unallocated	—	—	—	2,181	—	—	—	2,545
Total	$74,994	$11,989	$1,851,438	$34,877	$63,706	$12,788	$1,573,718	$42,841

Information on impaired loans at December 31, 2012 and 2011 is reported in the following table:

	At and for the year ended December 31, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans (1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,457	$5,429	$5,304	$125	$593
Finance and insurance	796	796	796	—	160
Healthcare	288	288	288	—	44
Real estate services	7,654	7,654	7,654	—	896
Construction	4,075	4,042	3,688	354	850
Wholesale and retail trade	1,618	426	46	380	33
Other	3,071	2,694	1,404	1,290	428
	22,959	21,329	19,180	2,149	3,004
Real estate - mortgage
Residential & commercial owner-occupied	12,260	10,993	5,904	5,089	1,467
Residential & commercial investor	15,251	15,251	14,788	463	2,531
	27,511	26,244	20,692	5,552	3,998

Land acquisition & development	15,550	13,682	11,831	1,851	3,809

Real estate - construction
Residential & commercial investor	358	271	271	—	15
Consumer	1,472	1,472	1,470	2	711
Total	$67,850	$62,998	$53,444	$9,554	$11,537

	At December 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans (1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$207	$179	$—	$179	$—
Finance and insurance	147	147	147	—	97
Real estate services	7,907	7,907	7,907	—	1,561
Construction	752	701	27	674	12
Wholesale and retail trade	2,475	699	170	529	46
Other	1,707	1,315	994	321	224
	13,195	10,948	9,245	1,703	1,940
Real estate - mortgage
Residential & commercial owner-occupied	10,083	9,504	8,456	1,048	2,244
Residential & commercial investor	9,352	9,258	8,392	866	1,200
	19,435	18,762	16,848	1,914	3,444

Land acquisition & development	10,389	8,435	6,775	1,660	2,245

Real estate - construction
Residential & commercial investor	8,861	6,985	2,452	4,533	1,259
Consumer	2,528	2,527	2,509	18	2,509
Total	$54,408	$47,657	$37,829	$9,828	$11,397

(1)         Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

	For the year ended December 31,
	2012		2011		2010
(in thousands)	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial
Manufacturing	$4,732	$309	$231	$—	$639	$—
Finance and insurance	817	42	326	—	130	—
Healthcare	25	2	32	—	150	18
Real estate services	7,097	252	4,088	61	2,324	—
Construction	2,380	107	1,439	74	1,588	—
Wholesale and retail trade	631	15	1,182	—	4,323	—
Other	2,608	89	1,336	32	2,617	—
	18,290	816	8,634	167	11,771	18
Real estate - mortgage
Residential & commercial owner-occupied	9,914	44	9,046	41	11,979	—
Residential & commercial investor	10,384	559	6,201	70	10,459	504
Other	—	—	—	—	787	2
	20,298	603	15,247	111	23,225	506

Land acquisition & development	12,443	353	7,345	29	17,579	8

Real estate - construction
Residential & commercial investor	3,604	42	8,818	38	11,193	7
Consumer	972	3	2,780	22	1,284	—
Total	$55,607	$1,817	$42,824	$367	$65,052	$539

Interest income of $1.8 million, $0.4 million and $0.5 million recognized on impaired loans during the years ended December 31, 2012, 2011 and 2010, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASC 310-10-35-16 and are subject to disclosure requirement under ASC 310-10-50-15.  Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2012, 2011 and 2010 was immaterial.

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2012, 2011, and 2010 was $0.7 million, $0.8 million, and $1.6 million, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings for the year ended December 31, 2012:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2011	$20,633	$9,188	$29,821
New restructurings (1)	33,332	8,653	41,985
Transfers out (2)	—	(4,243)	(4,243)
Change in accrual status	(3,119)	3,119	—
Paydowns	(7,525)	(1,534)	(9,059)
Charge-offs	—	(3,977)	(3,977)
Ending balance at December 31, 2012	$43,321	$11,206	$54,527

(1)         Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years.  However, these troubled debt restructurings were subject to disclosure requirements at December 31, 2012 due to their noncompliance with their modified terms.

(2)         In accordance with ASC 310-40-50-2, these loans are no longer subject to disclosure requirements as these loans are in compliance with their modified terms and had a market rate of interest at the time of restructuring.

The below table provides information regarding troubled debt restructurings that occurred during year ended December 31, 2012 and 2011.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the current period.

	For the year ended December 31, 2012			For the year ended December 31, 2011
($ in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	9	$6,708	$5,423	$—	$—	$—
Finance and insurance	4	1,047	796	1	336	54
Health care	1	296	288	—	—	—
Real estate services	1	367	345	3	8,264	7,841
Construction	12	4,734	4,040	—	—	—
Wholesale and retail trade	—	—	—	1	60	55
Other	11	2,074	1,963	2	1,091	770
	38	15,226	12,855	7	9,751	8,720

Real estate - mortgage
Residential & commercial owner-occupied	4	3,538	2,653	4	4,317	4,147
Residential & commercial investor	1	3,305	3,305	4	5,356	5,319
	5	6,843	5,958	8	9,673	9,466

Land acquisition & development	10	8,331	7,469	5	4,294	4,269

Real estate - construction
Residential & commercial investor	—	—	—	2	5,995	4,534
Consumer	6	1,504	1,466	1	2,195	1,645
	59	$31,904	$27,748	23	$31,908	$28,634

Troubled debt restructurings during the year ended December 31, 2012 and 2011 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company recognized charge-offs of $0.3 million in conjunction with current period troubled debt restructurings compared to $3.3 million during the year ended December 31, 2011.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the year ended December 31, 2012, are included below.  At December 31, 2011, one real estate — construction loan of $0.3 million modified as a troubled debt restructuring within the previous twelve months defaulted subsequent to the modification.

Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment
Commercial
Manufacturing	2	$1,926
Other	2	208
	4	2,134

Land acquisition & development	1	75
Total	5	$2,209

At December 31, 2012 and 2011 there were $0.1 million and $0.3 million in outstanding commitments on restructured loans, respectively.

The Company’s recorded investment on nonaccrual loans by class at December 31, 2012 and 2011 is reported in the following table:

(in thousands)	2012	2011
Commercial
Manufacturing	$131	$179
Finance and insurance	79	93
Real estate services	—	566
Construction	892	701
Wholesale and retail trade	426	699
Other	1,796	867
Total commercial	3,324	3,105
Real estate - mortgage
Residential & commercial owner-occupied	10,028	5,357
Residential & commercial investor	751	3,938
Total real estate - mortgage	10,779	9,295
Land acquisition & development	4,655	5,112
Real estate - construction
Residential & commercial investor	271	6,985
Consumer	648	2,527
Total nonaccrual loans	$19,677	$27,024

At December 31, 2011, the company’s recorded investment in loans 90 days or more past due and accruing was $0.2 million.  The following table summarizes the aging of the Company’s loan portfolio at December 31, 2012.

	At December 31, 2012
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$21	$—	$6	$27	$88,229	$88,256	$—
Finance and insurance	—	542	—	542	77,383	77,925	—
Health care	—	—	—	—	96,351	96,351	—
Real estate services	—	—	—	—	90,539	90,539	—
Construction	135	481	2	618	54,600	55,218	—
Wholesale and retail trade	10	135	46	191	83,000	83,191	—
Other	384	816	764	1,964	236,769	238,733	35
	550	1,974	818	3,342	726,871	730,213	35
Real estate - mortgage
Residential & commercial owner-occupied	397	1,226	3,321	4,944	429,337	434,281	—
Residential & commercial investor	7,316	463	286	8,065	438,459	446,524	—
Other	—	—	—	—	350	350	—
	7,713	1,689	3,607	13,009	868,146	881,155	—

Land acquisition & development	72	—	1,556	1,628	51,938	53,566	—

Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	29,841	29,841	—
Residential & commercial investor	—	—	271	271	37,479	37,750	—
	—	—	271	271	67,320	67,591	—

Consumer	—	4	446	450	149,257	149,707	—
Other	—	—	—	—	45,519	45,519	—
Total loans held for investment	$8,335	$3,667	$6,698	$18,700	$1,909,051	$1,927,751	$35
Unearned net loan fees						(1,319)
Net loans held for investment						$1,926,432

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Balance - beginning of year	$7,415	$5,024
New loan and advances	3,925	8,922
Principal paydowns and payoffs	(2,997)	(6,531)
Balance - end of year	$8,343	$7,415

5.  Premises and Equipment

The major classes of premises and equipment at December 31, 2012 and 2011, are summarized as follows:

(in thousands)	2012	2011
Land	$230	$230
Buildings	230	230
Leasehold improvements	9,872	10,899
Furniture, fixtures, and equipment	30,096	29,349
	40,428	40,708
Accumulated depreciation	(33,337)	(32,320)
Total	$7,091	$8,388

The Company recorded depreciation expense related to premises and equipment of $3.2 million, $3.1 million, and $3.2 million during the years ended December 31, 2012, 2011, and 2010, respectively.

6. Intangible Assets

At December 31, 2012 and 2011, the Company’s intangible assets and related accumulated amortization consisted of the following:

Customer
contracts, lists
(in thousands)	and relationships
At December 31, 2010	$4,119
Disposals (including discontinued operations amortization of $107)	(189)
Amortization	(531)
At December 31, 2011	3,399
Acquired relationships	1,037
Disposals (including discontinued operations amortization of $107)	(139)
Amortization	(724)
At December 31, 2012	$3,573

During the year ended December 31, 2012, the Company acquired two insurance books of business for a total of $0.8 million initial cash consideration.  Pursuant to the requirements of ASC Topic 805 Business Combinations, the Company recorded an additional $0.2 million related to the acquisitions in recognition of the fair value of contingent consideration which may be paid under earnout arrangements in 2014.  The 2012 acquisitions have estimated useful lives of 10 years. Disposals recorded in 2012 relate to the unamortized carrying amount of intangible assets related to the wealth transfer business which was sold effective December 31, 2012.

During 2011, the Company sold a book of business related to an insurance product line that was no longer being pursued.

The Company recorded amortization expense of $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2013	$662
2014	584
2015	567
2016	567
2017	567
Total	$2,947

7.  Certificates of Deposit

The composition of the certificates of deposit portfolio at December 31, 2012 and 2011, is as follows:

	At December 31,
(in thousands)	2012	2011
Less than $100	$34,307	$39,394
$100 and more	226,062	265,609
	$260,369	$305,003

Related interest expense for the years ended December 31, 2012, 2011, and 2010, is as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Less than $100	$220	$384	$804
$100 and more	1,625	2,551	5,570
	$1,845	$2,935	$6,374

Maturities of certificates of deposit of $100,000 and more at December 31, 2012, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$78,659
Three months through six months	67,213
Six months through 12 months	65,203
After 12 months	14,987
Total	$226,062

8. Borrowed Funds

Securities sold under agreements to repurchase at December 31, 2012 and 2011 are summarized as follows:

	At December 31,
(in thousands)	2012	2011
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $143,170 and $138,765 in 2012 and 2011, respectively)	$127,887	$127,948

The Company enters into sales of securities under agreements to repurchase.  The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets.  The securities underlying these agreements are included in investment securities in the consolidated balance sheets.  Securities sold under agreements to repurchase averaged $138.9 million and $156.7 million during 2012 and 2011, respectively.  The maximum amounts outstanding at any month-end during 2012 and 2011 were $154.1 million and $166.5 million, respectively.  At December 31, 2012 and 2011, the weighted-average interest rate was 0.25% and 0.36%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The composition of other short-term borrowings, which are all due within one year, at December 31, 2012 and 2011, is summarized as follows:

	At December 31,
(in thousands)	2012	2011
Federal Home Loan Bank line of credit	$—	$20,000

The Company had advances and a line of credit from the FHLB with a weighted-average interest rate of 0.26% at December 31, 2011.  The average balance was $35.8 million and $13.0 million during 2012 and 2011, respectively.  Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2012, the FHLB advances and line of credit were collateralized by loans of $750.0 million with a lending value of $452.5 million.  At December 31, 2011, the FHLB advances and line of credit were collateralized by loans of $641.8 million with a lending value of $347.6 million.

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $165.0 million.  The average balance of federal funds purchased was $3.6 million and $1.1 million during 2012 and 2011, respectively.

9. Long-Term Debt

Outstanding subordinated debentures and notes payable at December 31, 2012 and 2011, is summarized as follows:

	At December 31,
(in thousands)	2012	2011	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2013
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2013
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2013
Total junior subordinated	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$20,984	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2012.  Under rules that became effective March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements, net of goodwill that has been reduced by any associated deferred tax liability.   The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions.

Under the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law on July 21, 2010, significant changes were made that limit the ability of bank holding companies with assets between $500 million and $15 billion or more to issue trust preferred securities with Tier 1 capital treatment.   In addition, a Notice of Proposed Rulemaking issued by the Board of Governors of the Federal Reserve would eliminate the Tier 1 capital treatment of trust preferred securities over a 10-year phase out period.  If this Proposed Rulemaking is enacted, it would negatively impact the Company’s regulatory capital in the future.

The Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008.  The Notes mature on August 18, 2018, 10 years after the initial issue date.  The Notes bear a fixed annual interest rate of 9.00%, pay interest quarterly, and can be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualify as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2012 and 2011, there were $3.5 million in Notes owed to related parties.  The Company paid $0.3 million in interest to related parties during the years ended December 31, 2012, 2011 and 2010.

10. Derivatives

ASC 815 contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and variable-rate borrowings.  The Company also enters into derivative financial instruments to protect against adverse changes in fair value on fixed-rate loans.

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

At December 31, 2012, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $18.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $27.4 million against its obligations under these agreements.  At December 31, 2012, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
	Balance sheet	Fair value at December 31,		Balance sheet	Fair value at December 31,
(in thousands)	classification	2012	2011	classification	2012	2011

Derivatives designated as hedging :
Instruments under ASC 815
Cash flow hedge - interest rate swap	Other assets	$—	$—	Accrued interest and other liabilities	$9,044	$8,508
Fair value hedge - interest rate swap	Other assets	131	—	Accrued interest and other liabilities	—	—

Derivatives not designated as hedging :
Instruments under ASC 815
Interest rate swap	Other assets	$8,930	$7,943	Accrued interest and other liabilities	$9,352	$8,720

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the year ended December 31, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

The following table reports the beginning and ending balances of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI
(in thousands)	2012	2011	2010
Beginning of year balance	$(5,275)	$(749)	$2,571
Net change	(332)	(4,526)	(3,320)
End of year balance	$(5,607)	$(5,275)	$(749)

Fair Value Hedges of Fixed-Rate Assets — the Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At December 31, 2012, the Company had two interest rate swaps with a notional amount of $13.7 million used to hedge the change in the fair value of two commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the year ended December 31, 2012, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At December 31, 2012, the Company had 120 interest-rate swaps with an aggregate notional amount of $302.6 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying consolidated statements of operations and were immaterial for the years ending December 31, 2012 and 2011.

11. Income Taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Current tax provision (benefit):
Federal tax	$11,290	$6,159	$(4,876)
State tax	1,216	571	—
Total current tax provision (benefit)	12,506	6,730	(4,876)

Deferred tax provision (benefit):
Federal tax	178	2,355	210
State tax	(21)	330	30
Net operating loss carryforward	595	373	(802)
Valuation allowance	—	(15,596)	15,596
Total deferred tax provision (benefit)	752	(12,538)	15,034

Total tax provision (benefit)	$13,258	$(5,808)	$10,158

Provision (benefit) related to discontinued operations	$171	$154	$(130)

The primary component of deferred tax expense during 2012 was attributable to timing differences in the allowance for loan and credit losses.  The primary component of deferred tax expense in 2011 and 2010 was the change in the valuation allowance of $15.6 million in both years.  The Company has a net operating loss carryforward for Arizona and Colorado that originated in 2010 and 2009 and expire on various dates between 2015 and 2026.  The states of Arizona and Colorado do not allow net loss carrybacks, but allow net loss carryforwards of five and 20 years, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2012, 2011 and 2010.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its 2010 analysis, the Company considered the following positive evidence:

•                  Taxes paid in prior carryback years.

•                  The Company had a long history of earnings profitability.

•                  The Company’s quarterly operating results had improved over the past five quarters.

•                  The Company returned to a quarterly profit in the fourth quarter of 2010.

•                  The Company was projecting future taxable income, exclusive of tax planning strategies, to be sufficient to utilize the deferred tax assets.

•                  The size of loan credits in the Company’s pipeline of potential problem loans had significantly decreased.

•                  The Company was able to carry forward federal and Colorado tax losses for 20 years and Arizona tax losses for five years.

•                  The Company had identified prudent and feasible tax planning strategies, including the sale of appreciated assets tax-exempt assets and redeploying the proceeds into taxable investments.

The following negative evidence was also considered for 2010:

•                  The Company was in a three-year cumulative loss position.

•                  The Company recorded a net loss in 2010 and 2009.

•                  The Company did not meet its financial goals in 2010.

At December 31, 2010, the Company’s losses in prior years resulted in a negative three-year cumulative pretax loss position that was considered significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position was $46.2 million related to a non-recurring goodwill impairment and net losses on the Company’s land acquisition and future development loan portfolio.  The Company had ceased lending for land acquisition and future development.  Although the Company’s financial forecasts at December 31, 2010 indicated that sufficient taxable income was expected to be generated in the future to ultimately realize the existing deferred tax assets, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined at December 31, 2010.

During the fourth quarter of 2010, the Company established a deferred tax valuation allowance in the amount of $15.6 million based on its assessment of the amount of deferred tax assets that were more likely than not to be realized.

As part of its 2011 analysis, the Company considered the following positive evidence:

•                  The Company was in a positive cumulative income position.

•                  The Company’s quarterly pretax operating results had improved each of the past nine quarters.

•                  The Company had a pretax quarterly profit since the fourth quarter of 2010 (five consecutive quarters).

•                  The Company’s financial projections were sufficient to absorb the deferred tax assets.

•                  The size of loan credits in the Company’s pipeline of potential problem loans had continued to decrease.

•                  The Company was able to carry forward federal and Colorado tax losses for 20 years and Arizona tax losses for five years.

•                  The Company had generated taxable income in 2011.

•                  The Company had available tax planning strategies.

The following negative evidence was also considered for 2011:

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

At December 31, 2011, the Company gave significant weight to the fact that the Company had returned to a cumulative income position in the fourth quarter of 2011.  The Company had availability in its carryback years, current deferred income tax liabilities that were expected to absorb a portion of the deferred tax asset balance and sufficient projected future taxable income.  As such, the Company determined that a valuation allowance was not required at December 31, 2011 and the Company reversed the deferred tax valuation allowance of $15.6 million during the fourth quarter of 2011.

At December 31, 2012, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets.  Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2012.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges are included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2012 and 2011 are as follows:

	At December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for loan and credit losses	$17,784	$21,127
Intangible assets	2,411	2,574
Valuation adjustments on OREO	4,061	2,914
Deferred loan fees	261	225
Supplemental Executive Retirement Plan and other accrued liabilities	3,018	3,332
Stock-based compensation	2,287	2,179
Limited partnership interests	1,479	—
Interest on nonaccrual loans	412	460
Employee bonus	1,936	—
State operating loss carryforward	1,912	2,506
Other	553	237
Total deferred tax assets	$36,114	$35,554

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,106)	$(1,047)
Prepaid assets	(258)	(309)
FHLB stock dividends	(103)	(92)
Investment securities and derivatives	(2,966)	(665)
Other	(120)	(423)
Total deferred tax liabilities	$(4,553)	$(2,536)

Net deferred tax assets	$31,561	$33,018

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2012, 2011 and 2010 is shown below:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Computed at the statutory rate (35%)	$13,126	$9,590	$(4,317)
Increase (decrease) resulting from:
Valuation allowance	—	(15,596)	15,596
State income taxes - net of federal income tax effect	1,177	826	(753)
Tax exempt interest income on loans and securities	(1,025)	(596)	(237)
Bank-owned life insurance income	(450)	(433)	(442)
Other - net	430	401	311
Actual tax provision (benefit)	$13,258	$(5,808)	$10,158

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

(in thousands)	2012	2011
Beginning of period	$933	$—
Additions for tax for prior year positions	91	—
Additions for tax for current year positions	1,000	933
Settlements during period	—	—
Lapses of applicable statute of limitations	—	—
End of period	$2,024	$933

The above unrecognized tax benefits, if recognized, would not have an effect of the effective tax rate.

Penalties and interest are classified as income tax expense when incurred. The Company recognized $0.1 million for the payment of interest and penalties accrued for the years ended December 31, 2012 and 2011.  There were no penalties and interest recognized in 2010.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

On January 4, 2012, the Company received notice that its federal income tax return for the year ended December 31, 2009 would be under examination by the Internal Revenue Service (IRS).  The Company received a determination letter dated January 4, 2013 stating the Congressional Joint Committee on Taxation completed its examination resulting in no exceptions to the conclusions reached for the Company’s 2009 and 2010 tax returns.  The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
Colorado	2008
Arizona	2008

12. Shareholders’ Equity

Common Stock — At December 31, 2012 and 2011, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2012	2011
Exercise of outstanding stock options	1,795,928	2,421,886
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	1,287,223	1,690,906
Future stock purchases through ESPP	163,933	229,833
	4,143,052	5,238,593

Secondary Offering — On March 23, 2012, pursuant to a shelf registration originally filed on March 23, 2010 (Registration No. 333-165628), the Company sold 2,100,000 shares of common stock at a public offering price of $6.00. The offering provided net proceeds to the Company of approximately $11.8 million after deducting underwriting discounts and commissions and offering expenses.

Preferred Stock, Series C — On September 7, 2011, the Company amended its Articles of Incorporation to establish the Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and fix the powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series C Preferred Stock.

On September 8, 2011, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (Purchase Agreement) with the U.S. Secretary of the Treasury (Treasury) under the Small Business Lending Fund (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010 that was designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Pursuant to the Purchase Agreement, the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company’s Series C Preferred Stock, par value $0.01 per share, having a liquidation value of $1,000 per share. The dividend rate is set at five percent (5%) for the initial dividend period.

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

Dividends — The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent.  The Bank cannot pay dividends to the extent it would be deemed undercapitalized after making such dividend by the FDIC.  At December 31, 2012, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was positive.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 — Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2012, the Company was not in default on any of the junior subordinated debt issuances.

Dividends declared per common share for the years ended December 31, 2012, 2011 and 2010 were $0.07, $0.04 and $0.04, respectively.  Dividends on the Series C Preferred Stock for the year ended December 31, 2012 and 2011 were $2.9 million and $0.9 million, respectively.  Dividends on the Series B Preferred Stock for the years ended December 31, 2011 and 2010 were $2.5 million and $3.2 million, respectively.

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

From the tenth calendar quarter through 4.5 years after closing of the SBLF Program transaction, the dividend rate on the Series C Preferred Stock may be fixed at or between one percent (1%) and nine percent (9%) based on the level of QSBL at that time, as compared to the baseline; however, the dividend rate will increase to 9% only if the rate of small business lending has stayed the same or decreased. If any Series C Preferred Stock remains outstanding after 4.5 years, the dividend rate will increase to nine percent (9%).  The dividend rate on the Series C Preferred Stock effective at December 31, 2012, was 4.63% based on QSBL growth generated through June 30, 2012.  Growth in QSBL through December 31, 2012, exceeded the 10.0% required under the program to achieve the lowest dividend rate of 1.0% that will be in effect on April 1, 2013.

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

13. Earnings per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities as the unvested awards have non-forfeitable rights to dividends, paid or unpaid, on unvested awards.  The impact of participating securities is included in the common shareholder basic earnings per share for the years ended December 31, 2012 and 2011 as the Company had positive earnings in those periods but not for 2010 as the effect would be antidilutive.

Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2012	2011	2010
Income (loss) from continuing operations	$24,246	$33,209	$(22,491)
Income (loss) from discontinued operations	324	253	(146)
Net income (loss)	24,570	33,462	(22,637)
Preferred stock dividends (1)	(2,815)	(5,147)	(3,764)
Net income (loss) available to common shareholders	21,755	28,315	(26,401)
Dividends and undistributed earnings allocated to participating securities	(335)	(248)	—
Earnings (loss) allocated to common shares (2)	$21,420	$28,067	$(26,401)

Weighted average common shares - issued	39,170,218	37,021,383	36,796,285
Average unvested restricted share awards	(613,710)	(325,068)	(256,648)
Weighted average common shares outstanding - basic	38,556,508	36,696,315	36,539,637
Effect of dilutive stock options and awards outstanding	45,878	9,624	—
Weighted average common shares outstanding - diluted	38,602,386	36,705,939	36,539,637
Weighted average antidilutive common shares outstanding (3)	2,785,855	3,269,678	3,783,012

Earnings (loss) per common share are as follows:
Basic - from continuing operations	$0.54	$0.75	$(0.72)
Diluted - from continuing operations	$0.54	$0.75	$(0.72)
Basic - from discontinued operations	$0.01	$0.01	$0.00
Diluted - from discontinued operations	$0.01	$0.01	$0.00
Basic	$0.55	$0.76	$(0.72)
Diluted	$0.55	$0.76	$(0.72)

(1)         2011 includes Series C Preferred Stock dividends, Series B Preferred Stock dividends through redemption date and accelerated accretion of the remaining Series B discount.

(2)         Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(3)         Antidilutive shares excluded from the diluted earnings per share computation.

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

The 2002 Equity Incentive Plan (the 2002 Plan) authorizes the issuance of 975,000 shares of common stock. Under the 2002 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. No additional shares under the 2002 Plan are available to be granted.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholder Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2012, totaled 1,287,223.

During 2012, 2011 and 2010, the Company recognized compensation expense from continuing operations, net of estimated forfeitures, of $1.9 million, $1.4 million and $1.5 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $0.7 million, $0.5 million and $0.6 million on the compensation expense for 2012, 2011 and 2010, respectively.

ASC 718 requires the Company to select a valuation technique that meets the measurement criteria set forth in the standard. Valuation techniques that meet the criteria for estimating the fair values of employee stock options include a lattice model and a closed-form model (for example, the Black-Scholes formula). The Company uses the Black-Scholes option pricing model (Black-Scholes) to estimate the fair value of stock options.  Restricted stock award fair values are based on the closing price of the Company stock on the award date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2012, 2011 and 2010:

	2012			2011			2010
	Weighted	Range		Weighted	Range		Weighted	Range
	average	Low	High	average	Low	High	average	Low	High
Risk-free interest rate	0.62%	0.34%	0.95%	1.40%	0.42%	2.26%	2.03%	0.58%	2.76%
Expected dividend yield	1.12%	0.65%	1.32%	0.65%	0.59%	0.85%	0.60%	0.58%	0.89%
Expected volatility	61.70%	45.52%	71.27%	68.67%	62.65%	75.51%	68.06%	60.75%	77.50%
Expected life (years)	4.0			4.0			4.0

The summary of changes in shares under option and restricted stock awards for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012
		Weighted average
		exercise
Stock Option Awards	Shares	price
Outstanding - beginning of year	2,421,886	$12.63
Granted	75,650	6.58
Exercised	(57,434)	5.96
Forfeited	(644,174)	13.10
Outstanding - end of year	1,795,928	$12.42
Exercisable - end of year	1,628,285	$12.99

There were 1,790,917 options vested or expected to vest with a weighted average price of $12.44 at December 31, 2012. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 2.5, 2.5 and 2.2 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at December 31, 2012 was $0.6 million, $0.6 million and $0.5 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $2.75, $2.87 and $3.17, respectively. The total intrinsic value of options exercised during the year ended December 31, 2012 was $0.1 million and insignificant in 2011 and 2010.

	2012
		Weighted average
		grant date
Restricted Stock Awards	Shares	fair value
Unvested - beginning of year	290,954	$6.59
Granted	503,057	5.64
Vested	(92,272)	5.94
Forfeited	(26,385)	5.78
Unvested - end of year	675,354	$5.93
Total fair value of vested shares
(in thousands)		$548

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $5.64, $6.50 and $6.03, respectively.  The fair value of restricted stock amounts vested during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.6 million and $0.1 million, respectively.

At December 31, 2012, there was $2.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2012, a summary of the Company’s stock options outstanding are as follows:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$4.01 - $6.62	417,034	$6.11	3.9	370,438	$6.12
$6.68 - $8.97	365,649	7.38	4.3	244,602	7.48
$9.61 - $13.86	360,793	12.14	1.6	360,793	12.14
$13.93 - $20.52	413,351	18.23	1.3	413,351	18.23
$20.72 - $23.35	239,101	21.53	0.7	239,101	21.53
	1,795,928	$12.42	2.5	1,628,285	$12.99

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

	For the year ended December 31,
	2012	2011	2010
Available ESPP shares - beginning of year	229,833	316,262	406,831
Purchases	(65,900)	(86,429)	(90,569)
Available ESPP shares - end of year	163,933	229,833	316,262

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the internal revenue service.  The Company may also make discretionary contributions within the limits of the 401(k) Plan and internal revenue service limitations.  The Company matched 3% of eligible compensation for the years ended December 31, 2012, 2011 and 2010.  Employer contributions charged to expense for the years ended December 31, 2012, 2011 and 2010 were $1.1 million, $1.0 million and $1.0 million, respectively, and are included in the consolidated statements of operations under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives’ average monthly compensation during any five calendar years during which the executives’ compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.  At December 31, 2011, all participants were fully vested.  At December 31, 2012 and 2011, the Company had accrued $4.8 million and $4.6 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”

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

15. Commitments and Contingencies

Lease Commitments — The Company has various operating lease agreements for office space. Generally leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2012, 2011 and 2010 was $5.3 million, $5.4 million and $5.4 million, respectively.

In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2012, one director has a remaining interest in the building. Additionally, two bank locations are leased from entities controlled by the same director of the Company. Rent payments under the related party leases for the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $2.0 million and $2.1 million, respectively.  At December 31, 2012 and 2011, the Company was current on its related party lease payments. Future contractual obligations of $6.2 million will be paid to entities controlled by the related parties and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,
(in thousands)	Amount
2013	$5,343
2014	5,115
2015	4,830
2016	3,727
2017	2,674
Thereafter	4,471
Total	$26,160

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2012:

(in thousands)	Amount
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$611,616

Commitments to originate consumer loans - personal lines of credit and equity lines	$32,315

Overdraft protection plans	$8,865

Letters of credit	$43,070

Unfunded commitments for unconsolidated investments	$5,421

Company guarantees	$1,442

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $12.5 million in limited partnership interests of three entities, of which $5.4 million is unfunded at December 31, 2012. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2012, the Company held 75,940 shares of Federal Reserve Bank stock with a fair value of $3.8 million (par value of $50).  This investment represents 50% of the subscription amount due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $3.8 million due to the Federal Reserve Bank may be callable at their discretion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.  At December 31, 2012 and 2011, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2012 and 2011:

At December 31, 2012
(in thousands)	Company	Bank
Shareholders’ equity	$257,051	$273,316
Disallowed intangible assets	(3,573)	—
Unrealized gain on available for sale securities	(10,445)	(10,445)
Unrealized loss on cash flow hedges	5,607	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(3,891)	—
Other deductions	(8)	—
Tier 1 regulatory capital	$314,741	$262,871

Subordinated notes payable	$20,984	$—
Allowance for loan losses	27,763	27,364
Total risk-based regulatory capital	$363,488	$290,235

	Company			Bank
At December 31, 2012	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$314,741	$363,488	$314,741	$262,871	$290,235	$262,871
Well-capitalized requirement	132,121	220,202	128,723	130,250	217,084	127,353
Regulatory capital - excess	$182,620	$143,286	$186,018	$132,621	$73,151	$135,518
Capital ratios	14.3%	16.5%	12.2%	12.1%	13.4%	10.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

At December 31, 2011
(in thousands)	Company	Bank
Shareholders’ equity	$220,082	$237,240
Disallowed intangible assets	(3,236)	—
Unrealized gain on available for sale securities	(6,359)	(6,359)
Unrealized loss on cash flow hedges	5,275	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(14,553)	—
Other deductions	(128)	—
Tier 1 regulatory capital	$271,081	$230,881

Subordinated notes payable	$20,984	$—
Allowance for loan losses	24,630	24,268
Total risk-based regulatory capital	$316,695	$255,149

	Company			Bank
At December 31, 2011	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$271,081	$316,695	$271,081	$230,881	$255,149	$230,881
Well-capitalized requirement	116,366	193,943	119,724	114,681	191,134	118,693
Regulatory capital - excess	$154,715	$122,752	$151,357	$116,200	$64,015	$112,188
Capital ratios	14.0%	16.3%	11.3%	12.1%	13.3%	9.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the years ended December 31, 2012 and 2011, there were no transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities — At December 31, 2012, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities, and trust preferred securities.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  PLMBS were valued using broker-dealer quotes in prior years.  During the fourth quarter of 2012 the Company sold its PLMBS.  The Company determined the appropriate input level for the PLMBS is Level 3.  The Company also holds TPS that are recorded at fair values based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  In 2012, the Company purchased a $1.0 million single-issuer TPS classified as Level 3.  The fair value of this TPS is determined using broker-dealer quotes and was classified as a Level 3 due to its illiquid nature.

During the year ended December 31, 2012, the Company recognized $0.8 million in gains on AFS securities.  Gains on sales, calls and maturities of AFS of $ 1.1 million were offset by $0.3 million credit related OTTI relating to the PLMBS.  During the year ended December 31, 2011, the Company recorded losses on AFS securities of $0.3 million primarily comprised of $0.8 million in OTTI arising from credit risk on the PLMBS and a $0.5 million gain on AFS securities.  Credit related OTTI is reported in “Net other than temporary impairment losses on securities recognized in earnings” and non-credit related OTTI is reported in “Loss on securities, other assets and other real estate owned” in the consolidated statement of operations.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At December 31, 2012 and 2011, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

Impaired Loans — Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value has occurred.  The Company classified these impaired loans as Level 3.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
	Balance at	Quoted prices in active markets for	Significant other	Significant unobservable
(in thousands)	December 31, 2012	identical assets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$359,202	$—	$359,202	$—
U.S. government agencies	3,020	—	3,020	—
Trust preferred securities	89,985	66,004	23,001	980
Corporate debt securities	105,022	—	105,022	—
Municipal securities	940	—	940	—
Total available for sale securities	$558,169	$66,004	$491,185	$980

Derivatives:
Fair value hedge - interest rate swap	131	—	131	—
Reverse interest rate swap	8,930	—	8,930	—
Total derivative assets	$9,061	$—	$9,061	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,044	$—	$9,044	$—
Reverse interest rate swap	9,352	—	9,352	—
Total derivative liabilities	$18,396	$—	$18,396	$—

		Fair value measurements using:
	Balance at	Quoted prices in active markets for	Significant other	Significant unobservable
(in thousands)	December 31, 2011	identical assets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$420,552	$—	$420,552	$—
U.S. government agencies	44,205	—	44,205	—
Trust preferred securities	99,018	90,904	8,114	—
Corporate debt securities	56,817	—	56,817	—
Private-label MBS	1,990	—	—	1,990
Municipal securities	940	—	940	—
Total available for sale securities	$623,522	$90,904	$530,628	$1,990

Derivatives:
Reverse interest rate swap	7,943	—	7,943	—
Total derivative assets	$7,943	$—	$7,943	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,508	$—	$8,508	$—
Reverse interest rate swap	8,720	—	8,720	—
Total derivative liabilities	$17,228	$—	$17,228	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2012	2011
Beginning balance	$1,990	$2,432
Purchases	980	—
Realized loss on OTTI	(297)	(771)
Paydowns	(340)	(545)
Net accretion	—	165
Sales	(2,500)	—
Unrealized gain included in comprehensive income	1,147	709
Ending balance	$980	$1,990

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At December 31, 2012	$16,146	$—	$—	$16,146
At December 31, 2011	$50,883	$—	$—	$50,883

During the years ended December 31, 2012 and 2011, the Company recorded a $2.5 million provision for loan losses reversal and a $19.7 million provision for loan losses on impaired loans, respectively.  Net charge-offs of $4.0 million and $18.7 million on impaired loans were recorded for the years ended December 31, 2012, and 2011, respectively.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	loss
OREO:
At December 31, 2012	$10,914	$—	$—	$10,914	$(1,403)
At December 31, 2011	$19,476	$—	$—	$19,476	$(2,885)

Intangible assets:
At December 31, 2011	$—	$—	$—	$—	$(57)

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

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2012	2011
OREO recorded at fair value	$10,914	$19,476
Estimated selling costs	(337)	(974)
OREO	$10,577	$18,502

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for the years ended December 31, 2012 and 2011:

(in thousands)	2012		2011
Beginning OREO balance		$18,502		$25,095
Foreclosed loans	672		13,814
Charge-offs	(251)		(5,342)
Transferred in		421		8,472
OREO Sales		(6,943)		(12,262)
Net loss on sale and valuation adjustments		(1,403)		(2,803)
Ending OREO balance		10,577		18,502
Estimated selling costs		337		974
OREO recorded at fair value		$10,914		$19,476

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Weighted Average	Range
Impaired loans
Commercial	$2,453	Property appraisals (1)	Management discount for property type and recent market volatility	30%	10% - 80%
Real estate - mortgage	9,356	Property appraisals (1)	Management discount for property type and recent market volatility	17%	10% - 40%
Land acquisition & development	4,062	Property appraisals (1)	Management discount for property type and recent market volatility	30%	10% - 50%
Real estate - construction	257	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10% - 20%
Consumer	18	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10% - 30%
Total	$16,146

OREO
Commercial	$4,670	Property appraisals (1)	Management discount for property type and recent market volatility	20%	10% - 30%
Residential	1,118	Property appraisals (1)	Management discount for property type and recent market volatility	25%	10% - 25%
Land acquisition & development	5,126	Property appraisals (1)	Management discount for property type and recent market volatility	26%	20% - 30%
Total	$10,914

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$65,893	$65,893	$59,210	$59,210
Restricted cash	4,540	4,540	4,535	4,535
Investment securities available for sale	558,169	558,169	623,522	623,522
Investment securities held to maturity	5,459	5,466	232	238
Other investments	8,037	8,037	9,554	9,554
Loans — net	1,879,566	1,885,648	1,581,795	1,587,352
Accrued interest receivable	8,354	8,354	8,273	8,273
Interest rate swaps	9,061	9,061	7,943	7,943

Financial liabilities:
Deposits	$2,129,260	$2,129,835	$1,918,406	$1,919,284
Other short-term borrowings	—	—	20,000	20,000
Securities sold under agreements to	127,887	138,113	127,948	130,990
Accrued interest payable	461	461	529	529
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	21,592	20,984	22,380
Interest rate swaps	18,396	18,396	17,228	17,228

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

Accrued interest receivable/payable — The fair value of accrued interest receivable/payable approximates the carrying amount due to the short-term nature of these amounts and is classified in the same level hierarchy as the underlying assets/liabilities.

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The Wealth Management segment has historically included the operations of the trust department, CIM and FDL’s wealth transfer business line.  As discussed in Note 2, the Company exited the trust and wealth transfer business lines at December 31, 2012.  The segment’s continuing operations at December 31, 2012 consist solely of CIM’s investment management business.  Revenues of the segment are generally derived as a percentage of assets under management for the investment management business.

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

The Corporate Support and Other segment consist of activities that are not directly attributable to the other reportable segments and include centralized bank operations and the activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2012
					Corporate
					Support
	Commercial	Investment	Wealth		and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$105,757	$6	$—	$4	$361	$106,128
Total interest expense	6,886	—	39	2	5,823	12,750
Provision for loan losses	(3,546)	—	—	—	(1,187)	(4,733)
Noninterest income	12,646	3,833	4,203	9,680	197	30,559
Noninterest expense	32,964	4,157	4,813	9,538	39,694	91,166
Management fees and allocations	20,605	150	641	388	(21,784)	—
Provision (benefit) for income taxes	30,284	(150)	(249)	68	(16,695)	13,258
Net income (loss) from continuing operations	31,210	(318)	(1,041)	(312)	(5,293)	24,246
Income from discontinued operations, net of tax	—	—	324	—	—	324
Net income (loss)	$31,210	$(318)	$(717)	$(312)	$(5,293)	$24,570

Depreciation and amortization	2,649	95	522	704	34	4,004

Identifiable assets at December 31, 2012	$2,611,788	$4,225	$6,548	$7,744	$23,336	$2,653,641

	For the year ended December 31, 2011
					Corporate
					Support
	Commercial	Investment	Wealth		and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$110,920	$8	$2	$2	$332	$111,264
Total interest expense	8,998	—	31	4	5,830	14,863
Provision for loan losses	570	—	—	—	3,432	4,002
Noninterest income	9,985	7,237	4,292	9,272	37	30,823
Noninterest expense	31,643	5,901	4,428	9,149	44,700	95,821
Management fees and allocations	22,979	151	628	368	(24,126)	—
Provision (benefit) for income taxes	25,322	507	(247)	(214)	(31,176)	(5,808)
Net income (loss) from continuing operations	31,393	686	(546)	(33)	1,709	33,209
Income from discontinued operations, net of tax	—	—	253	—	—	253
Net income (loss)	$31,393	$686	$(293)	$(33)	$1,709	$33,462

Depreciation and amortization	2,662	75	466	509	28	3,740

Identifiable assets at December 31, 2011	$2,372,100	$6,128	$4,720	$7,895	$32,661	$2,423,504

	For the year ended December 31, 2010
					Corporate
					Support
	Commercial	Investment	Wealth		and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Income Statement
Total interest income	$114,697	$8	$2	$2	$1,270	$115,979
Total interest expense	13,714	—	40	11	5,383	19,148
Provision for loan losses	30,224	—	—	—	4,903	35,127
Noninterest income	10,439	5,650	4,261	8,701	466	29,517
Noninterest expense	37,015	5,534	4,599	9,005	47,192	103,345
Management fees and allocations	24,089	163	721	343	(25,316)	—
Provision (benefit) for income taxes	20,180	52	52	162	(10,288)	10,158
Net loss before noncontrolling interest	(86)	(91)	(1,149)	(818)	(20,138)	(22,282)
Net income attributable to noncontrolling interest	—	—	—	—	(209)	(209)
Net loss from continuing operations	(86)	(91)	(1,149)	(818)	(20,347)	(22,491)
Loss from discontinued operations, net of tax	—	—	(146)	—	—	(146)
Net loss	$(86)	$(91)	$(1,295)	$(818)	$(20,347)	$(22,637)

Depreciation and amortization	2,832	77	381	539	25	3,854

Identifiable assets at December 31, 2010	$2,338,829	$4,101	$3,716	$8,058	$40,384	$2,395,088

19. Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below.  Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets	At December 31,
(in thousands)	2012	2011
Assets:
Cash on deposit at subsidiary bank	$32,597	$25,020
Investment in subsidiaries	307,486	275,526
Accounts receivable from subsidiaries	16,535	11,718
Taxes receivable	—	5,789
Other	18,910	17,022
Total assets	$375,528	$335,075

Liabilities and shareholders’ equity:

Liabilities:
Accounts payable to subsidiaries	$15,744	$14,955
Subordinated debentures	93,150	93,150
Other liabilities	9,583	6,888
Total liabilities	118,477	114,993

Shareholders’ equity	257,051	220,082
Total liabilities and shareholders’ equity	$375,528	$335,075

Condensed Statements of Operations	For the years ended December 31,
(in thousands)	2012	2011	2010
Income:
Management fees	$3,861	$3,834	$3,906
Interest income	272	244	363
Other income	342	31	72
Total income	4,475	4,109	4,341

Expenses:
Salaries and employee benefits	4,715	4,499	4,566
Interest expense	6,041	6,018	5,748
Other expense	2,344	2,393	2,600
Total expenses	13,100	12,910	12,914
Loss before income taxes	(8,625)	(8,801)	(8,573)
Provision (benefit) for income taxes	(3,333)	(14,146)	7,618
Net income (loss) before equity in undistributed earnings of subsidiaries	(5,292)	5,345	(16,191)
Equity in undistributed earnings (loss) of subsidiaries	29,862	28,117	(6,446)
Net income (loss)	$24,570	$33,462	$(22,637)

Condensed Statements of Cash Flows	For the years ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$24,570	$33,462	$(22,637)
Equity in undistributed earnings of subsidiaries	(29,862)	(28,117)	6,446
Stock-based compensation	335	257	301
Excess tax benefit from stock-based compensation	—	—	(9)
Change in other assets and liabilities	1,340	(7,452)	7,703
Net cash used in operating activities	(3,617)	(1,850)	(8,196)

Cash flows from investing activities:
Net advances to subsidiaries	4,252	8,649	7,495
Other	(25)	(49)	(31)
Net cash provided by investing activities	4,227	8,600	7,464

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,582	468	735
Proceeds from the issuance of preferred stock, net	—	57,337	—
Redemption of preferred stock	—	(64,450)	—
Dividends paid on common stock	(2,747)	(1,472)	(1,470)
Dividends paid on preferred stock	(2,868)	(2,394)	(3,222)
Excess tax benefit from stock-based compensation	—	—	9
Net cash provided by (used in) financing activities	6,967	(10,511)	(3,948)

Net decrease in cash and cash equivalents	7,577	(3,761)	(4,680)
Cash and cash equivalents - beginning of year	25,020	28,781	33,461
Cash and cash equivalents - end of year	$32,597	$25,020	$28,781

20.  Supplemental Financial Data

Other income and Other expense as shown in the condensed consolidated statements of income and comprehensive income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

Other noninterest income	Year ended December 31,
(in thousands)	2012	2011	2010
Loan Fees	$1,325	$1,328	$1,129
Other customer service fees	1,415	1,227	1,098
Bank-owned life insurance earnings	1,286	1,237	1,262
Private equity investment income	2,240	888	1,504
Interest rate swap fees	1,490	21	262
Other income	184	366	697
Total	$7,940	$5,067	$5,952

Other noninterest expense	Year ended December 31,
(in thousands)	2012	2011	2010
Marketing and business development	$2,425	$2,275	$2,197
Service contracts	2,295	1,331	1,008
Professional fees	1,991	1,733	3,065
Office supplies and delivery	1,559	1,664	1,664
Charitable donations	826	849	789
Other expense	3,470	3,221	3,253
Total	$12,566	$11,073	$11,976

21. Selected Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years.  During the fourth quarter of 2012, the Company exited its trust and wealth transfer business lines reported in the table below as discontinued operations.  See Note 2 — Discontinued Operations for additional detail.  Earnings per common share as noted below have not been separated between continuing and discontinued operations, as disclosed in Note 13 — Earnings per Common Share.

	2012				2011
(in thousands)	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Interest income	$26,243	$26,449	$26,842	$26,594	$27,284	$27,612	$28,177	$28,191
Interest expense	3,039	3,202	3,218	3,291	3,432	3,638	3,846	3,947
Net interest income	23,204	23,247	23,624	23,303	23,852	23,974	24,331	24,244
Income before income taxes	11,005	10,195	9,425	6,879	9,341	6,758	6,030	5,272
Net income (loss) from continuing operations	7,078	6,474	6,195	4,499	21,587	4,418	3,930	3,274
Income (loss) from discontinued operations, net of tax	453	(125)	(45)	41	367	24	(91)	(47)
Net income	7,531	6,349	6,150	4,540	21,954	4,443	3,839	3,226

Basic earnings per share	$0.17	$0.14	$0.14	$0.10	$0.57	$0.05	$0.08	$0.06

Diluted earnings per share	$0.17	$0.14	$0.14	$0.10	$0.57	$0.05	$0.08	$0.06

(1)         Net income for the fourth quarter of 2011 includes a $15.6 million benefit from the reversal of a deferred tax valuation allowance.