Form 10-Q
period 2013-03-31
COBIZ FINANCIAL INC
filed 2013-04-26
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

There were 40,203,034 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 24, 2013.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

At March 31, 2013 and December 31, 2012

(unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2013	2012
Assets
Cash and due from banks	$41,249	$43,276
Interest-bearing deposits and federal funds sold	9,261	22,617
Total cash and cash equivalents	50,510	65,893

Investment securities available for sale (cost of $528,677 and $541,322, respectively)	545,888	558,169
Investment securities held to maturity (fair value of $5,472 and $5,466, respectively)	5,464	5,459
Other investments	8,255	8,037
Total investments	559,607	571,665

Loans - net of allowance for loan losses of $44,874 and $46,866, respectively	1,880,932	1,879,566
Intangible assets - net of amortization of $5,137 and $4,937, respectively	3,373	3,573
Bank-owned life insurance	42,798	42,473
Premises and equipment - net of depreciation of $33,991 and $33,337, respectively	7,099	7,091
Accrued interest receivable	9,206	8,354
Deferred income taxes, net	26,574	31,561
Other real estate owned - net of valuation allowance of $7,694 and $8,055, respectively	8,420	10,577
Other assets	31,993	32,888
TOTAL ASSETS	$2,620,512	$2,653,641

Liabilities
Deposits
Noninterest-bearing demand	$834,337	$859,395
Interest-bearing demand	118,085	118,433
NOW and money market	846,204	866,250
Savings	11,429	24,813
Certificates of deposits	255,049	260,369
Total deposits	2,065,104	2,129,260
Securities sold under agreements to repurchase	124,882	127,887
Other short-term borrowings	39,000	—
Accrued interest and other liabilities	34,859	46,293
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,356,995	2,396,590

Commitments and contingencies

Shareholders’ Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized; 40,197,477 and 39,789,759 issued and outstanding, respectively	394	391
Additional paid-in capital	237,717	236,384
Accumulated earnings	19,781	15,437
Accumulated other comprehensive income (AOCI), net of income tax of $3,448 and $2,966, respectively	5,624	4,838
TOTAL SHAREHOLDERS’ EQUITY	263,517	257,051
TOTAL LIABILITIES AND EQUITY	$2,620,512	$2,653,641

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2013 and 2012

(unaudited)

	Three months ended
	March 31,
(in thousands, except per share amounts)	2013	2012
INTEREST INCOME:
Interest and fees on loans	$21,731	$21,180
Interest and dividends on investment securities:
Taxable securities	4,227	5,313
Nontaxable securities	4	4
Dividends on securities	63	71
Interest on federal funds sold and other	27	26
Total interest income	26,052	26,594
INTEREST EXPENSE:
Interest on deposits	1,289	1,646
Interest on short-term borrowings and securities sold under agreements to repurchase	94	143
Interest on subordinated debentures (includes reclassifications for derivatives from AOCI of $534 and $497, respectively)	1,484	1,502
Total interest expense	2,867	3,291
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,185	23,303
Provision for loan losses	(1,590)	(70)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,775	23,373
NONINTEREST INCOME:
Service charges	1,328	1,244
Investment advisory income	1,112	967
Insurance income	2,510	2,410
Investment banking income	66	74
Other income	1,460	2,222
Total noninterest income	6,476	6,917
NONINTEREST EXPENSE:
Salaries and employee benefits	15,232	15,155
Occupancy expenses, premises and equipment	3,304	3,436
Amortization of intangibles	200	133
FDIC and other assessments	438	491
Other real estate owned and loan workout costs	191	576
Net other than temporary impairment losses on securities recognized in earnings	—	255
Net (gain) loss on securities, other assets and other real estate owned (includes reclassifications for available for sale securities from AOCI of ($11) and $34, respectively)	(81)	198
Other expense	3,297	3,167
Total noninterest expense	22,581	23,411
INCOME BEFORE INCOME TAXES	8,670	6,879
Provision for income taxes (includes provision from AOCI reclassification items of $199 and $202, respectively)	2,794	2,380
NET INCOME FROM CONTINUING OPERATIONS	5,876	4,499
DISCONTINUED OPERATIONS:
Income from discontinued operations	259	59
Provision for income taxes	86	18
Net income from discontinued operations	173	41
NET INCOME	$6,049	$4,540

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,535	$3,823

EARNINGS PER COMMON SHARE:
Basic - from continuing operations	$0.14	$0.10
Diluted - from continuing operations	$0.14	$0.10

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2013 and 2012

(unaudited)

	Three months ended
	March 31,
(in thousands)	2013	2012
Net income	$6,049	$4,540

Other comprehensive income items:
Unrealized gain on available for sale securities	374	4,297
Reclassification for (gain) loss to operations	(11)	34

Change in OTTI-related component of unrealized gain	—	411

Unrealized gain on derivatives	371	711
Reclassification for loss to operations	534	497
Total other comprehensive income items	1,268	5,950

Income tax provision (benefit):
Unrealized gain on available for sale securities	142	1,633
Reclassification to operations	(4)	13

Change in OTTI-related component of unrealized gain	—	156

Unrealized gain on derivatives	141	270
Reclassification to operations	203	189
Total income tax provision	482	2,261
Other comprehensive income, net of tax	786	3,689
Comprehensive income	$6,835	$8,229

See Notes to Condensed Consolidated Financial Statements

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(unaudited)

	For the three months ended
	March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,049	$4,540
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	951	797
Depreciation and amortization	953	1,020
Amortization of net loan fees	(257)	(209)
Provision for loan and credit losses	(1,590)	(70)
Stock-based compensation	748	489
Federal Home Loan Bank stock dividend	(6)	(15)
Deferred income taxes	3,338	761
Increase in cash surrender value of bank-owned life insurance	(325)	(320)
Supplemental executive retirement plan	—	181
Net losses on asset valuations and disposals	(81)	453
Other operating activities, net	(595)	(1,609)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	345	417
Accrued interest and other liabilities	(7,457)	(5,706)
Accrued interest receivable	(852)	51
Other assets	(3,760)	6,008
Net cash provided by (used in) operating activities	(2,539)	6,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(211)	(2)
Proceeds from other investments	703	108
Purchases of investment securities available for sale	(20,454)	(45,787)
Maturities of investment securities available for sale	34,198	40,130
Maturities of investment securities held to maturity	8	7
Restricted cash	—	(2)
Net proceeds from sale of loans, OREO and repossessed assets	1,817	859
Loan originations and repayments, net	1,192	(43,623)
Purchase of premises and equipment	(762)	(513)
Net cash provided by (used in) investing activities	16,491	(48,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, and savings accounts	(58,836)	4,555
Net decrease in certificates of deposits	(5,320)	(18,997)
Net increase in short-term borrowings	39,000	47,670
Net decrease in securities sold under agreements to repurchase	(3,005)	(9,449)
Proceeds from issuance of common stock, net	553	11,953
Dividends paid on common stock	(1,191)	(371)
Dividends paid on preferred stock	(664)	(717)
Other financing activities, net	128	(25)
Net cash provided by (used in) financing activities	(29,335)	34,619

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,383)	(7,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,893	59,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,510	$51,794

See Notes to Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz Insurance - Employee Benefits Inc. (CEB); CoBiz GMB, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company” or “CoBiz,” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; two near Vail; and six in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage.  CEB provides employee benefits consulting to small- and medium-sized business. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB). CoBiz IM provides investment management services to institutions and individuals through its subsidiary, CoBiz Investment Management, LLC (CIM).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

The consolidated financial statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; CoBiz Insurance, Inc.; CEB; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

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

	For the three months ended
	March 31,
(in thousands)	2013	2012
Cash paid (received) during the period for:
Interest	$2,686	$3,341
Income taxes	5,398	(5,102)

Other noncash activities:
Trade date accounting for investment securities	2,053	43
Loans transferred to held for sale	1,854	—
Loans transferred to OREO and repossessed assets	86	—
Financed sales of OREO	1,000	—

Restricted Cash — Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  At March 31, 2013 and December 31, 2012, the Company had restricted cash of $4.5 million recorded as assets under the caption “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.

Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in accumulated other comprehensive income until realized.

Investment securities held to maturity consist of MBS, bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income.  Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

Other-than-temporary-impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income (OCI).

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

Allowance for Loan Losses — The allowance for loan losses (ALL) is established as losses are estimated to have occurred through a provision for loan losses charged against earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Condensed Consolidated Statements of Cash Flows with the hedged items. The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans. These instruments are accounted for as fair value hedges in accordance with ASC 815. The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement.

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Income From Discontinued Operations, Net of Income Taxes —  Income from discontinued operations, net of income taxes for the three months ended March 31, 2013 and 2012 include the results of the wealth transfer business and trust.  During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these divisions were within the Wealth Management segment.

During the fourth quarter of 2012, the Company entered into a transition agreement with another local bank to transfer the fiduciary and custodial accounts of its trust department.  The Company will not receive any compensation for the transfer of its trust customers and the disposed assets and liabilities of the trust department were not material.  On December 31, 2012, the Company completed the sale of certain assets and liabilities, including all rights to the customer lists of the wealth transfer business.

Operating results associated with the trust and wealth transfer divisions for the three months ended March 31, 2013 and 2012 are shown in the following table.

	For the three months ended March 31,
(in thousands)	2013	2012
Noninterest income	$333	$1,294
Noninterest expense	74	1,235
Income before income taxes	259	59
Provision for income taxes	86	18
Net income from discontinued operations	$173	$41

2. Recent Accounting Pronouncements

Effective January 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) and ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) . The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2013-01 clarifies the scope of ASU 2011-11.  ASU 2011-11 and ASU 2013-01 are required to be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of ASU Nos. 2011-11 and 2013-01 did not have a material impact on the consolidated financial statements.

Effective January 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations where net income is presented or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three months ended March 31, 2013 and 2012. Earnings per common share from discontinued operations were not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
(in thousands, except share amounts)	2013	2012
Net income from continuing operations	$5,876	$4,499
Net income from discontinued operations	173	41
Net income	6,049	4,540
Preferred stock dividends	(514)	(717)
Net income available to common shareholders	5,535	3,823
Dividends and undistributed earnings allocated to participating securities	(93)	(39)
Earnings allocated to common shares (1)	$5,442	$3,784

Weighted average common shares - issued	39,912,247	37,526,796
Average unvested restricted share awards	(699,810)	(401,736)
Weighted average common shares outstanding - basic	39,212,437	37,125,060
Effect of dilutive stock options and awards outstanding	149,722	28,457
Weighted average common shares outstanding - diluted	39,362,159	37,153,517
Weighted average antidilutive securities outstanding (2)	1,970,516	3,087,063

Basic earnings per common share - continuing operations	$0.14	$0.10
Diluted earnings per common share - continuing operations	$0.14	$0.10

Dividends declared per share	$0.03	$0.01

(1)         Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)         Antidilutive securities excluded from the diluted earnings per share computation.

Dividends on the Senior Non-Cumulative Perpetual Preferred Stock, “Series C Preferred Stock” began accruing at 5.0% when issued in conjunction with the Company’s participation in the SBLF during 2011.  The dividend rate can fluctuate between 1% and 5% depending on the change in the level of Qualified Small Business Lending (QSBL) as illustrated in following chart.   The weighted average Series C Preferred Stock dividend rate applicable for the January 1 to March 31, 2013 payment period was 3.58% based on QSBL through September 30, 2012.  Preferred stock dividends for the three months ended March 31, 2013 and 2012 were $0.5 million and $0.7 million, respectively, as noted in the table above.

Relative increase in QSBL to Baseline	Dividend Rate
Less than 2.5%	5.0%
Between 2.5% and 5.0%	4.0%
Between 5.0% and 7.5%	3.0%
Between 7.5% and 10.0%	2.0%
10.0% or more	1.0%

4. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	At March 31, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$318,633	$10,939	$19	$329,553	$347,830	$11,372	$—	$359,202
U.S. government agencies	2,994	9	—	3,003	2,994	26	—	3,020
Trust preferred securities	94,720	2,899	403	97,216	87,953	2,298	266	89,985
Corporate debt securities	111,404	3,917	143	115,178	101,617	3,636	231	105,022
Municipal securities	926	12	—	938	928	12	—	940
Total AFS	$528,677	$17,776	$565	$545,888	$541,322	$17,344	$497	$558,169
Held to maturity securities (HTM):
Mortgage-backed securities	$197	$8	$—	$205	$204	$7	$—	$211
Trust preferred securities	5,267	—	—	5,267	5,255	—	—	5,255
Total HTM	$5,464	$8	$—	$5,472	$5,459	$7	$—	$5,466

The gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended March 31,
(in thousands)	2013	2012
Gains	$16	$228
Losses	(5)	(7)

The amortized cost and fair value of investments in debt securities at March 31, 2013, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$5,036	$5,103	$—	$—
Due after one year through five years	86,117	89,381	—	—
Due after five years through ten years	24,171	24,634	—	—
Due after ten years	94,720	97,217	5,267	5,267
Mortgage-backed securities	318,633	329,553	197	205
	$528,677	$545,888	$5,464	$5,472

Investment securities with an approximate fair value of $131.5 million and $141.1 million were pledged to secure public deposits of $108.3 million and $106.9 million at March 31, 2013 and December 31, 2012, respectively.  Securities sold under agreements to repurchase of $124.9 million and $127.9 million at March 31, 2013 and December 31, 2012, respectively, consisted primarily of MBS with an estimated fair value of $140.6 million and $143.2 million, respectively.

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

There were 13 and 19 securities in the tables below at March 31, 2013 and December 31, 2012, respectively, in an unrealized loss position.

	March 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Mortgage-backed securities	$6,217	$19	$—	$—	$6,217	$19
Trust preferred securities	18,790	395	376	8	19,166	403
Corporate debt securities	4,976	62	4,919	81	9,895	143
Total	$29,983	$476	$5,295	$89	$35,278	$565

	December 31, 2012
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Trust preferred securities	$21,167	$253	$371	$13	$21,538	$266
Corporate debt securities	3,243	28	4,797	203	8,040	231
Total	$24,410	$281	$5,168	$216	$29,578	$497

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

During the three months ended March 31, 2013, the Company did not have any credit impaired securities.  The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three months ended March 31, 2012.

(in thousands)	For the three months ended March 31, 2012
Beginning balance	$2,553
Additions	255
Ending balance	$2,808

Other investments at March 31, 2013 and December 31, 2012, consist of the following:

	March 31,	December 31,
(in thousands)	2013	2012
Bank stocks — at cost	$6,083	$5,865
Investment in statutory trusts — equity method	2,172	2,172
	$8,255	$8,037

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at March 31, 2013, did not consider the investment to be other-than-temporarily impaired.

5. Loans

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

•                  Real estate - mortgage loans — Real estate - mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

The loan portfolio segments at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Commercial	$742,958	$730,213
Real estate - mortgage	889,846	881,155
Land acquisition & development	38,045	53,566
Real estate - construction	46,905	67,591
Consumer	158,025	149,707
Other	51,254	45,519
Loans held for investment	1,927,033	1,927,751

Allowance for loan losses	(44,874)	(46,866)
Unearned net loan fees	(1,227)	(1,319)
Total net loans	$1,880,932	$1,879,566

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $39.0 million balance outstanding at March 31, 2013, was collateralized by loans of $761.3 million with a lending value of $444.7 million.

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in lending. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  The Company also has a systematic process to evaluate individual loans and pools of loans within our loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or better are categorized as non-classified credits while loans graded 6 or worse are categorized as classified credits.  Loan grade changes are evaluated on a monthly basis.  Loans above a certain dollar amount that are adversely graded are reported to the Special Assets Group Manager and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2013 and December 31, 2012 is summarized below:

	At March 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$81,135	$9,771	$90,906
Finance and insurance	75,246	728	75,974
Healthcare	99,082	699	99,781
Real estate services	86,265	2,171	88,436
Construction	48,661	3,646	52,307
Wholesale and retail trade	83,753	1,831	85,584
Other	246,276	3,694	249,970
	720,418	22,540	742,958
Real estate - mortgage
Residential & commercial owner-occupied	414,081	28,378	442,459
Residential & commercial investor	438,302	9,085	447,387
	852,383	37,463	889,846

Land acquisition & development	32,298	5,747	38,045

Real estate - construction
Residential & commercial owner-occupied	6,779	—	6,779
Residential & commercial investor	39,860	266	40,126
	46,639	266	46,905

Consumer	156,364	1,661	158,025
Other	51,254	—	51,254
Total loans held for investment	$1,859,356	$67,677	$1,927,033
Unearned net loan fees			(1,227)
Net loans held for investment			$1,925,806

	At December 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,219	$8,037	$88,256
Finance and insurance	77,129	796	77,925
Healthcare	96,057	294	96,351
Real estate services	82,432	8,107	90,539
Construction	50,599	4,619	55,218
Wholesale and retail trade	81,823	1,368	83,191
Other	235,490	3,243	238,733
	703,749	26,464	730,213
Real estate - mortgage
Residential & commercial owner-occupied	413,395	20,886	434,281
Residential & commercial investor	428,684	17,840	446,524
Other	350	—	350
	842,429	38,726	881,155

Land acquisition & development	39,416	14,150	53,566

Real estate - construction
Residential & commercial owner-occupied	29,841	—	29,841
Residential & commercial investor	37,479	271	37,750
	67,320	271	67,591

Consumer	148,113	1,594	149,707
Other	45,519	—	45,519
Total loans held for investment	$1,846,546	$81,205	$1,927,751
Unearned net loan fees			(1,319)
Net loans held for investment			$1,926,432

Transactions in the allowance for loan losses by segment for the three months ended March 31, 2013 and 2012 are summarized below:

	For the three months ended March 31,
(in thousands)	2013	2012
Allowance for loan losses, beginning of period
Commercial	$13,448	$14,048
Real estate - mortgage	17,832	19,889
Land acquisition & development	9,075	11,013
Real estate - construction	818	2,746
Consumer	3,061	4,837
Other	451	551
Unallocated	2,181	2,545
Total	46,866	55,629

Provision
Commercial	$(339)	$(1,042)
Real estate - mortgage	1,477	412
Land acquisition & development	(2,616)	1,855
Real estate - construction	(275)	(133)
Consumer	65	(1,240)
Other	68	34
Unallocated	30	44
Total	(1,590)	(70)

Charge-offs
Commercial	$(47)	$(507)
Real estate - mortgage	(147)	(15)
Land acquisition & development	(620)	(2,159)
Consumer	(8)	(621)
Other	—	(10)
Total	(822)	(3,312)

Recoveries
Commercial	$158	$66
Real estate - mortgage	55	108
Land acquisition & development	165	344
Real estate - construction	23	—
Consumer	19	13
Total	420	531

Allowance for loan losses, end of period
Commercial	$13,220	$12,565
Real estate - mortgage	19,217	20,394
Land acquisition & development	6,004	11,053
Real estate - construction	566	2,613
Consumer	3,137	2,989
Other	519	575
Unallocated	2,211	2,589
Total	$44,874	$52,778

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, and land acquisition and development loans.

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At March 31, 2013				At December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$20,125	$2,392	$722,114	$10,828	$21,329	$3,004	$708,113	$10,444
Real estate - mortgage	39,243	6,592	849,928	12,625	35,816	4,348	844,561	13,484
Land acquisition & development	8,417	2,182	29,637	3,822	13,682	3,809	39,880	5,266
Real estate - construction	2,180	84	44,166	482	2,695	117	64,327	701
Consumer	1,527	785	156,446	2,352	1,472	711	148,166	2,350
Other	—	—	52,023	519	—	—	46,391	451
Unallocated	—	—	—	2,211	—	—	—	2,181
Total	$71,492	$12,035	$1,854,314	$32,839	$74,994	$11,989	$1,851,438	$34,877

Information on impaired loans at March 31, 2013 and December 31, 2012 is reported in the following tables:

	At March 31, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,301	$5,273	$5,162	$111	$520
Finance and insurance	728	728	728	—	141
Healthcare	280	280	280	—	32
Real estate services	8,325	8,325	8,325	—	570
Construction	2,937	2,905	2,454	451	673
Wholesale and retail trade	1,439	452	60	392	60
Other	2,162	2,162	1,146	1,016	396
	21,172	20,125	18,155	1,970	2,392
Real estate - mortgage
Residential & commercial owner-occupied	16,862	16,848	12,225	4,623	3,279
Residential & commercial investor	13,192	13,085	12,816	269	3,017
	30,054	29,933	25,041	4,892	6,296

Land acquisition & development	9,967	8,417	7,156	1,261	2,183

Real estate - construction
Residential & commercial investor	352	266	266	—	10
Consumer	1,527	1,527	1,527	—	785
Total	$63,072	$60,268	$52,145	$8,123	$11,666

	At December 31, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,457	$5,429	$5,304	$125	$593
Finance and insurance	796	796	796	—	160
Healthcare	288	288	288	—	44
Real estate services	7,654	7,654	7,654	—	896
Construction	4,075	4,042	3,688	354	850
Wholesale and retail trade	1,618	426	46	380	33
Other	3,071	2,694	1,404	1,290	428
	22,959	21,329	19,180	2,149	3,004
Real estate - mortgage
Residential & commercial owner-occupied	12,260	10,993	5,904	5,089	1,467
Residential & commercial investor	15,251	15,251	14,788	463	2,531
	27,511	26,244	20,692	5,552	3,998

Land acquisition & development	15,550	13,682	11,831	1,851	3,809

Real estate - construction
Residential & commercial investor	358	271	271	—	15
Consumer	1,472	1,472	1,470	2	711
Total	$67,850	$62,998	$53,444	$9,554	$11,537

(1)         Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

	For the three months ended March 31,
	2013		2012
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial
Manufacturing	$5,327	$73	$4,073	$48
Finance and insurance	767	8	613	5
Healthcare	281	3	—	—
Real estate services	7,862	73	5,707	60
Construction	3,538	29	1,511	8
Wholesale and retail trade	440	9	789	—
Other	2,335	10	2,217	14
	20,550	205	14,910	135
Real estate - mortgage
Residential & commercial owner-occupied	13,393	69	7,827	24
Residential & commercial investor	14,702	87	9,081	57
	28,095	156	16,908	81

Land acquisition & development	11,432	70	9,385	31

Real estate - construction
Residential & commercial investor	268	—	7,605	11
Consumer	1,488	10	1,395	—
Total	$61,833	$441	$50,203	$258

Interest income of $0.4 million and $0.3 million recognized on impaired loans during the three months ended March 31, 2013 and 2012, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.

The table below summarizes transactions as it relates to troubled debt restructurings during the three months ended March 31, 2013:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2012	$43,321	$11,206	$54,527
New restructurings (1)	3,791	1,995	5,786
Change in accrual status	(9,008)	9,008	—
Paydowns	(6,485)	(3,771)	(10,256)
Charge-offs	—	(683)	(683)
Ending balance at March 31, 2013	$31,619	$17,755	$49,374

(1)         Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years.  However, these troubled debt restructurings were subject to disclosure requirements at March 31, 2013 due to noncompliance with modified terms.

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2013 and 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	5	$893	$892	16	$9,417	$8,457
Real estate - mortgage	6	5,015	4,894	2	679	677
Land acquisition & development	—	—	—	2	1,126	1,098
Real estate - construction	—	—	—	1	1,078	1,070
Consumer	—	—	—	2	161	160
	11	$5,908	$5,786	23	$12,461	$11,462

Troubled debt restructurings during the three months ended March 31, 2013 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March 31, 2013 and 2012.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the three months ended March 31, 2013 and 2012 are included below:

	March 31, 2013		March 31, 2012
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Real estate services	1	$395	—	$—
Real estate - mortgage
Residential & commercial owner-occupied	—	—	2	3,163
Total	1	$395	2	$3,163

At March 31, 2013 and December 31, 2012 there were $1.0 million and $0.1 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at March 31, 2013 and December 31, 2012 are reported in the following table:

	At
(in thousands)	March 31, 2013	December 31, 2012
Commercial
Manufacturing	$137	$131
Finance and insurance	76	79
Healthcare	5	—
Construction	1,029	892
Wholesale and retail trade	452	426
Other	1,584	1,796
Total commercial	3,283	3,324

Real estate - mortgage
Residential & commercial owner-occupied	14,663	10,028
Residential & commercial investor	6,275	751
Total real estate - mortgage	20,938	10,779

Land acquisition & development	3,450	4,655

Real estate - construction
Residential & commercial investor	266	271
Consumer	713	648
Other	1,770	—
Total nonaccrual loans	$30,420	$19,677

The following table summarizes the aging of the Company’s loan portfolio at March 31, 2013.  Recorded investment in loans 90 days or more past due and accruing was immaterial at December 31, 2012.

	At March 31, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$6	$6	$90,900	$90,906	$—
Finance and insurance	125	—	—	125	75,849	75,974	—
Healthcare	343	—	—	343	99,438	99,781	—
Real estate services	—	—	—	—	88,436	88,436	—
Construction	459	150	395	1,004	51,303	52,307	—
Wholesale and retail trade	67	—	64	131	85,453	85,584	—
Other	1,570	63	656	2,289	247,681	249,970	168
	2,564	213	1,121	3,898	739,060	742,958	168
Real estate - mortgage
Residential & commercial owner-occupied	—	—	2,937	2,937	439,522	442,459	—
Residential & commercial investor	—	—	6,514	6,514	440,873	447,387	239
	—	—	9,451	9,451	880,395	889,846	239

Land acquisition & development	1,227	—	1,275	2,502	35,543	38,045	—

Real estate - construction
Residential & commercial owner-occupied	—	—	—	—	6,779	6,779	—
Residential & commercial investor	—	—	266	266	39,860	40,126	—
	—	—	266	266	46,639	46,905	—

Consumer	103	35	453	591	157,434	158,025	—
Other	91	—	—	91	51,163	51,254	—
Total loans held for investment	$3,985	$248	$12,566	$16,799	$1,910,234	$1,927,033	$407
Unearned net loan fees						(1,227)
Net loans held for investment						$1,925,806

6. Derivatives

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

At March 31, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $16.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $25.2 million against its obligations under these agreements.  At March 31, 2013, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2013	2012	classification	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge interest rate swap	Other assets	$—	$—	Accrued interest	$8,139	$9,044
Fair value hedge interest rate swap	Other assets	$348	$131	and other liabilities	$63	$—

Derivatives not designated as hedging instruments under ASC 815:				Accrued interest
Interest rate swap	Other assets	$7,882	$8,930	and other liabilities	$8,255	$9,352

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.

	At March 31, 2013			At December 31, 2012
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in ‘other assets’ in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in ‘other assets’ in the Condensed Consolidated Balance Sheets
Derivatives designated as hedging instruments under ASC 815:
Fair value hedge - interest rate swap	$348	$(348)	$—	$131	$—	$131

	At March 31, 2013				At December 31, 2012
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in ‘accrued interest and other liabilities’ in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in ‘accrued interest and other liabilities’ in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedging instruments under ASC 815:	$(8,202)	$348	$(7,854)	$12,476	$(9,175)	$131	$(9,044)	$13,700
Derivatives not designated as hedging instruments under ASC 815:	(8,508)	—	(8,508)	12,730	(9,595)	—	(9,595)	13,739
Total	$(16,710)	$348	$(16,362)	$25,206	$(18,770)	$131	$(18,639)	$27,439

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2013 and 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI
	Three months ended March 31,
(in thousands)	2013	2012
Beginning of period balance	$(5,607)	$(5,275)
Net change	561	749
End of period balance	$(5,046)	$(4,526)

Fair Value Hedges of Fixed-Rate Assets — The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At March 31, 2013, the Company had three interest rate swaps with a notional amount of $19.7 million used to hedge the change in the fair value of three commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three months ended March 31, 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At March 31, 2013, the Company had 116 interest-rate swaps with an aggregate notional amount of $296.4 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Operations and were immaterial for the three months ended March 31, 2013 and 2012.

7. Employee benefit and stock compensation plans

Stock Options and Awards - During the three months ended March 31, 2013, the Company recognized compensation expense (net of estimated forfeitures) of $0.8 million for share-based compensation awards for which the requisite service was rendered in the period compared to $0.5 million in the prior year period. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the three months ended March 31, 2013.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2012	1,795,928	$12.42
Granted	2,000	7.57
Exercised	(73,118)	6.23
Forfeited	(153,684)	14.11
Outstanding at March 31, 2013	1,571,126	$12.54
Exercisable at March 31, 2013	1,413,348	$13.17

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was $3.10 per share.

The following table summarizes changes in stock awards for the three months ended March 31, 2013.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2012	675,354	$5.93
Granted	330,203	8.46
Vested	(209,098)	5.96
Forfeited	(8,750)	7.36
Unvested at March 31, 2013	787,709	$6.97

At March 31, 2013, there was $4.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 1.6 years.

8. Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.

The Wealth Management segment has historically included the operations of the trust department, CIM and CEB’s wealth transfer business line.  As discussed in Note 1, the Company exited the trust and wealth transfer business lines at December 31, 2012.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations by operating segment are as follows:

	Three months ended March 31, 2013
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$25,958	$1	$1	$1	$91	$26,052
Total interest expense	1,424	—	10	5	1,428	2,867
Provision for loan losses	(1,031)	—	—	—	(559)	(1,590)
Noninterest income	2,681	66	1,112	2,510	107	6,476
Noninterest expense	8,215	845	1,081	2,493	9,947	22,581
Management fees and allocations	5,477	40	105	116	(5,738)	—
Provision (benefit) for income taxes	7,149	(314)	15	79	(4,135)	2,794
Net income (loss) from continuing operations	7,405	(504)	(98)	(182)	(745)	5,876
Net income from discontinued operations	—	—	173	—	—	173
Net income (loss)	$7,405	$(504)	$75	$(182)	$(745)	$6,049

	Three months ended March 31, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,476	$3	$—	$—	$115	$26,594
Total interest expense	1,813	—	8	—	1,470	3,291
Provision for loan losses	637	—	—	—	(707)	(70)
Noninterest income	3,430	74	967	2,410	36	6,917
Noninterest expense	9,648	871	1,149	2,328	9,415	23,411
Management fees and allocations	4,718	40	165	103	(5,026)	—
Provision (benefit) for income taxes	6,523	(303)	(62)	36	(3,814)	2,380
Net income (loss) from continuing operations	6,567	(531)	(293)	(57)	(1,187)	4,499
Net income from discontinued operations	—	—	41	—	—	41
Net income (loss)	$6,567	$(531)	$(252)	$(57)	$(1,187)	$4,540

9. Fair Value Measurements

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three months ended March 31, 2013 there were no significant transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities — At March 31, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company’s TPS are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company holds other single-issuer TPS for which the fair value is determined using broker-dealer quotes and is classified as a Level 3 due to the illiquid nature of this type of security.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2013 and December 31, 2012, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$329,553	$—	$329,553	$—
U.S. government agencies	3,003	—	3,003	—
Trust preferred securities	97,216	64,968	31,265	983
Corporate debt securities	115,178	—	115,178	—
Municipal securities	938	—	938	—
Total available for sale securities	$545,888	$64,968	$479,937	$983

Derivatives:
Fair value hedge - interest rate swap	$348	$—	$348	$—
Reverse interest rate swap	7,882	—	7,882	—
Total derivative assets	$8,230	$—	$8,230	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$8,139	$—	$8,139	$—
Fair value hedge - interest rate swap	63	—	63	—
Reverse interest rate swap	8,255	—	8,255	—
Total derivative liabilities	$16,457	$—	$16,457	$—

		Fair value measurements using:
(in thousands)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$359,202	$—	$359,202	$—
U.S. government agencies	3,020	—	3,020	—
Trust preferred securities	89,985	66,004	23,001	980
Corporate debt securities	105,022	—	105,022	—
Municipal securities	940	—	940	—
Total available for sale securities	$558,169	$66,004	$491,185	$980

Derivatives:
Fair value hedge - interest rate swap	$131	$—	$131	$—
Reverse interest rate swap	8,930	—	8,930	—
Total derivative assets	$9,061	$—	$9,061	$—

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,044	$—	$9,044	$—
Reverse interest rate swap	9,352	—	9,352	—
Total derivative liabilities	$18,396	$—	$18,396	$—

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the year	For the three
	months ended	ended	months ended
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Beginning balance	$980	$1,990	$1,990
Purchases	—	980	—
Realized loss on OTTI	—	(297)	(255)
Paydowns	—	(340)	(76)
Sales	—	(2,500)	—
Unrealized gain included in OCI	3	1,147	411
Ending balance	$983	$980	$2,070

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At March 31, 2013	$20,888	$—	$—	$20,888
At December 31, 2012	$16,146	$—	$—	$16,146

During the three months ended March 31, 2013, the Company recorded provision for loan loss of $3.7 million and net charge-offs of $0.4 million on impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At March 31, 2013	$8,588	$—	$—	$8,588	$490
At December 31, 2012	$10,914	$—	$—	$10,914	$(1,403)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2013	December 31, 2012
OREO recorded at fair value	$8,588	$10,914
Estimated selling costs	(168)	(337)
OREO	$8,420	$10,577

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the three months ended March 31, 2013:

(in thousands)		OREO
Beginning OREO balance		$10,577
Foreclosed loans	145
Charge-offs	(59)
Transferred in		86
OREO sales		(2,733)
Net gain on sale and valuation adjustments		490
Ending OREO balance		8,420
Estimated selling costs		168
OREO recorded at fair value		$8,588

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Weighted Average %	Range
Impaired loans:
Commercial	$2,294	Property appraisals (1)	Management discount for property type and recent market volatility	47%	10% - 80%
Real estate - mortgage	15,598	Property appraisals (1)	Management discount for property type and recent market volatility	33%	10% - 55%
Land acquisition & development	2,739	Property appraisals (1)	Management discount for property type and recent market volatility	27%	20% - 50%
Real estate - construction	257	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10%
Total	$20,888

OREO:
Commercial	$4,512	Property appraisals (1)	Management discount for property type and recent market volatility	21%	10% - 40%
Land acquisition & development	4,076	Property appraisals (1)	Management discount for property type and recent market volatility	25%	20% - 30%
Total	$8,588

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$50,510	$50,510	$65,893	$65,893
Restricted cash	4,540	4,540	4,540	4,540
Investment securities available for sale	545,888	545,888	558,169	558,169
Investment securities held to maturity	5,464	5,472	5,459	5,466
Other investments	8,255	8,255	8,037	8,037
Loans — net	1,880,932	1,883,590	1,879,566	1,885,648
Accrued interest receivable	9,206	9,206	8,354	8,354
Interest rate swaps	8,230	8,230	9,061	9,061

Financial liabilities:
Deposits	$2,065,104	$2,065,625	$2,129,260	$2,129,835
Other short-term borrowings	39,000	39,000	—	—
Securities sold under agreements to repurchase	124,882	121,141	127,887	138,113
Accrued interest payable	650	650	461	461
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	21,439	20,984	21,592
Interest rate swaps	16,457	16,457	18,396	18,396

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

Accrued interest receivable/payable — The fair value of accrued interest receivable/payable approximates the carrying amount due to the short-term nature of these amounts and is classified in the same hierarchy level as the underlying assets/liabilities.

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the LIBOR swap curve.  Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value. The fair value of all deposits is classified as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2013:

At March 31, 2013
(in thousands)	Company	Bank
Shareholders’ equity	$263,517	$281,602
Disallowed intangible assets	(3,373)	—
Unrealized gain on available for sale securities	(10,670)	(10,670)
Unrealized loss on cash flow hedges	5,046	—
Subordinated debentures	70,000	—
Other deductions	(8)	—
Tier I regulatory capital	$324,512	$270,932

Subordinated notes payable	$20,984	$—
Allowance for loan losses	27,773	27,356
Total risk-based regulatory capital	$373,269	$298,288

	Company			Bank
At March 31, 2013	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$324,512	$373,269	$324,512	$270,932	$298,288	$270,932
Well-capitalized requirement	132,283	220,472	129,817	130,307	217,178	128,104
Regulatory capital - excess	$192,229	$152,797	$194,695	$140,625	$81,110	$142,828
Capital ratios	14.7%	16.9%	12.5%	12.5%	13.7%	10.6%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

11.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Operations is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

	Three months ended
Other noninterest income	March 31,
(in thousands)	2013	2012
Loan Fees	$327	$226
Other customer service fees	380	362
Private equity investment income	277	1,403
Other	476	231
Total	$1,460	$2,222

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2013	2012
Marketing and business development	$739	$714
Service contracts	754	847
Professional fees	621	572
Office supplies and delivery	376	408
Charitable donations	328	253
Other	479	373
Total	$3,297	$3,167

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012. For a discussion of the segments included in our principal activities, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Executive Summary

CoBiz Financial Inc. is a $2.6 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: Commercial Banking, Investment Banking, Wealth Management and Insurance.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on the net interest margin by increasing our noninterest income from complementary financial service activities including investment banking, wealth management and insurance brokerage.

Industry Overview

At the March 2013 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points noting that moderate economic growth had returned after slowing in the latter part of 2012.  The FOMC noted that while the unemployment rate remains elevated, labor market conditions have improved.  The FOMC currently anticipates that the low range of the target federal funds rate will remain appropriate for as long as the unemployment rate is above 6.5%.  Inflation has been running below the Federal Reserve’s 2% objective, while longer term inflation expectations have remained stable. The FOMC also announced plans to continue purchasing additional agency mortgage backed and longer-term Treasury securities at a combined pace of $85 billion each month, which is intended to keep downward pressure on longer-term interest rates, support mortgage markets and help make broader financial conditions more accommodative.  The FOMC intends to closely monitor new economic and financial developments and will continue to employ its policy tools as appropriate until the outlook for the labor market has improved substantially in a context of price stability.  The FOMC expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens.

Labor markets have improved in 2013 with the national unemployment rate decreasing to 7.6% in March, down from respective averages of 8.1% and 8.9% in 2012 and 2011 and the lowest level in since December 2008.  In February 2013, nonfarm payroll employment increased in 42 states and decreased in 8 states and the District of Columbia.  Between February 2012 and February 2013, Colorado and Arizona were two of the states noted as having statistically significant employment changes at 2.7% and 1.9%, respectively.

There have been only four bank failures through March 2013, significantly fewer than the 16 failures through the same period in 2012.  Bank failures for the full year of 2012 were at the lowest level since 2008.

In the fourth quarter of 2012, FDIC insured commercial banks and savings institutions reported combined earnings of $34.7 billion, 37% higher than the fourth quarter of 2011, which drove an average ROA of 1.0% for the first time in six years.  Earnings improvement was due to a rebound in noninterest income, primarily higher gains on loans sales, trading revenue and reduced losses on OREO.  The provision for loan losses continued to decline for the 13th consecutive quarter, with more than half of all institutions reporting lower loss provisions.  The increase in noninterest income and lower loss provisions helped offset a 2.5% decline in net interest income.  The average net interest margin has continued to erode as it fell to 3.32% for the fourth quarter of 2012, the lowest quarterly total since the fourth quarter of 2007.  More than two-thirds of all banks reported a year-over-year decline in net interest margin.

Financial and Operational Highlights

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company sold its wealth transfer division that focused on high-end life insurance and closed its trust department during the fourth quarter of 2012.  The results of operations related to these areas have been reported as discontinued operations.  The prior period disclosures in the following section of this report have been adjusted to conform to the new presentation.  Noted below are some of the Company’s significant financial performance measures and operational results for the first three months of 2013:

•                  Net income and earnings per share improved for the three months ended March 31, 2013 over the prior year.

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Net interest income before provision	$23,185	$23,303
Provision for loan losses	(1,590)	(70)
Noninterest income	6,476	6,917
Net income	6,049	4,540

Diluted earnings per common share	$0.14	$0.10
Net interest margin	3.94%	4.23%
Return on average assets	0.94%	0.75%
Return on average shareholders’ equity	9.43%	8.12%

•                  Credit quality improvements resulted in a net reversal of provision for loan losses for the three months ended March 31, 2013 and 2012 of $1.6 million and $0.1 million, respectively.

•                  The net interest margin decreased 29 basis points to 3.94% during the three months ended March 31, 2013, compared to 4.23% during the same period in the prior year.  The decreases were primarily due to the low rate environment that has accelerated investment prepayments and lowered the yield on new lending activity.

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2013	2012
Total assets	$2,620,512	$2,653,641
Total loans	1,925,806	1,926,432
Total deposits	2,065,104	2,129,260
Total shareholders’ equity	263,517	257,051

Allowance for loan losses	$44,874	$46,866
Nonperforming assets	39,247	30,289
Allowance for loan and credit losses to total loans	2.33%	2.43%
Nonperforming assets to total assets	1.50%	1.14%

•                  The loan portfolio at March 31, 2013 was relatively flat with the balance at December 31, 2012, primarily due to the significant loan growth in the fourth quarter of 2012.

•                  The allowance for loan and credit losses decreased to 2.33% of total loans at March 31, 2013, from 2.43% at December 31, 2012, driven by an improvement in credit quality.  While total nonperforming loans increased $11.1 million in the first quarter of 2013, the amount of classified loans decreased $13.5 million during the same period.

•                  OREO and repossessed assets decreased 20.4% to $8.4 million during the first quarter of 2013, the lowest level since its peak in February 2009.  Over 64% of the OREO balance is comprised of one Colorado property of $5.4 million.

•                  Noninterest-bearing demand deposits grew to $834.3 million at March 31, 2013 from $723.0 million at March 31, 2012 and comprise 40.4% of total deposits.

•                  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new demand deposit product in 2013 similar to CDARS, discussed below.  This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  The Company had $12.3 million in this deposit category at March 31, 2013.  The Company does not consider these deposits as brokered deposits since customer transactions generated the activity.

•                  The Company’s total risk-based capital ratio was 16.9% at March 31, 2013 compared to 16.5% at the end of 2012.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. In addition to the discussion on fair value measurements and deferred taxes below, a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At March 31, 2013 there were $554.1 million or 21.1% of total assets recorded at fair value on a recurring basis consisting of $545.9 million in available for sale securities and $8.2 million in derivative instruments.  At March 31, 2013, $16.5 million or 0.7% of total liabilities represent liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities. Assets recorded at fair value on a nonrecurring basis at March 31, 2013, consist of impaired loans totaling $20.9 million or 0.8% of total assets.

At March 31, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, which are considered by the Company an unobservable input (Level 3), totaled $1.0 million at March 31, 2013.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the report date.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at March 31, 2013 and December 31, 2012, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At March 31, 2013, the Company has recorded net deferred tax assets of $26.6 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  The Company did not have a valuation allowance at March 31, 2013 or December 31, 2012.

Financial Condition

Total assets at March 31, 2013 were $2.62 billion, decreasing $33.1 million or 1.2% from $2.65 billion at December 31, 2012.  Assets are comprised primarily of loans net of allowance for losses and investment securities, collectively making up over 93% of total assets.  Total liabilities at March 31, 2013, were $2.36 billion, decreasing $39.6 million or 1.7% from $2.40 billion at December 31, 2012.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 93% of total liabilities.  Shareholder equity at March 31, 2013 was $263.5 million, increasing $6.5 million or 2.5% from $257.1 million at December 31, 2012.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 21.4% of total assets at March 31, 2013, compared to 21.5% at December 31, 2012.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Over ninety percent of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on available for sale securities increased $0.4 million to $17.2 million at March 31, 2013 from $16.8 million at December 31, 2012.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2013.

				Net	% of
AVAILABLE FOR SALE SECURITIES	March 31, 2013		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain	gain
Mortgage-backed securities	$318,633	$329,553	60.4%	$10,920	63.4%
U.S. government agencies	2,994	3,003	0.6	9	0.1
Trust preferred securities	94,720	97,216	17.8	2,496	14.5
Corporate debt securities	111,404	115,178	21.1	3,774	21.9
Municipal securities	926	938	0.1	12	0.1
Total available for sale securities	$528,677	$545,888	100.0%	$17,211	100.0%

Loans.  Gross loans held for investment at March 31, 2013 of $1.93 billion remained relatively consistent from December 31, 2012. During the three months ended March 31, 2013, the Company advanced $78.6 million in new credit relationships and an additional $72.5 million on existing lines.  Credit extensions during this period were muted by paydowns, maturities and transfers to OREO totaling $150.9 million and gross charge-offs of $0.8 million.

	March 31, 2013		December 31, 2012		March 31, 2012
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$742,239	39.5%	$729,442	38.8%	$594,812	36.6%
Owner-occupied real estate	438,118	23.3	434,384	23.1	429,666	26.5
Investor real estate	451,053	24.0	445,993	23.7	376,028	23.1
Land acquisition & development	38,054	2.0	53,562	2.8	58,218	3.5
Real estate - construction	46,346	2.5	67,022	3.6	57,422	3.5
Consumer	157,973	8.4	149,638	8.0	116,833	7.2
Other	52,023	2.8	46,391	2.5	45,468	2.8
Total loans	1,925,806	102.4	1,926,432	102.5	1,678,447	103.2
Allowance for loan losses	(44,874)	(2.4)	(46,866)	(2.5)	(52,778)	(3.2)
Total net loans	$1,880,932	100.0%	$1,879,566	100.0%	$1,625,669	100.0%

The commercial and consumer loan segments grew $12.8 million and $8.3 million, respectively, during the first quarter of 2013.  Growth in the consumer loan segment was driven by a $12.2 million increase in jumbo mortgages during the first quarter of 2013.  All other loan categories showed modest growth, except the land acquisition and development (Land A&D) and real estate — construction loan categories each which decreased $15.5 million and $20.7 million, respectively.  The land A&D segment continues to decrease as a result of ongoing efforts to reduce high-risk loan concentration levels.

The allowance for loan losses decreased $2.0 million during the three months ended March 31, 2013 as a result of net charge-offs of $0.4 million and release of net excess reserves of $1.6 million.  Reduction in the allowance for loan losses is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income taxes decreased $5.0 million to $26.6 million at March 31, 2013, from $31.6 million at December 31, 2012. The decrease was primarily related to the tax effect of the following events during the first quarter of 2013:  payment of bonuses ($1.7 million), vesting of restricted stock awards ($0.7 million), supplemental executive compensation payments ($0.9 million), and the decline in the allowance for loan and credit losses ($0.8 million).

Other Real Estate Owned.  OREO decreased $2.2 million to $8.4 million at March 31, 2013, from $10.6 million at December 31, 2012.  During the three months ended March 31, 2013, the Company received proceeds of $2.7 million on the sale of three Colorado properties.  Gains recognized on OREO and repossessed assets were $0.4 million during the first three months of 2013.  At March 31, 2013, $1.6 million of OREO was in Arizona and $6.8 million was in Colorado.

Deposits.  Total deposits decreased $64.2 million to $2.07 billion at March 31, 2013 from $2.13 billion at December 31, 2012.  Now and money market, savings and noninterest-bearing demand deposits were the primary contributors to the deposit decrease in the first quarter of 2013.  Deposit balances in the first quarter generally decrease as customers pay year-end distributions and taxes.  Noninterest-bearing deposits have accounted for more than 40% of total deposits since the third quarter of 2012. At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired and as a result funds deposited in noninterest-bearing deposit accounts will no longer receive unlimited deposit insurance coverage by the FDIC.  All depositors’ accounts, including all non-interest bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000.  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS, discussed below.  This new product provides a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  While the Company does not believe there will be a significant outflow of deposits due to the expiration of unlimited FDIC insurance, if this were to occur, the Company’s liquidity and results of operations may be negatively impacted.

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

DEPOSITS AND CUSTOMER REPURCHASE	March 31, 2013		December 31, 2012		March 31, 2012
AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
NOW and money market	$846,204	38.6%	$866,250	38.4%	$768,620	38.0%
Interest-bearing demand	118,085	5.4	118,433	5.2	115,377	5.7
Savings	11,429	0.5	24,813	1.1	10,978	0.5
Certificates of deposits under $100	29,889	1.4	30,058	1.3	32,231	1.6
Certificates of deposits $100 and over	143,529	6.6	148,184	6.6	165,798	8.2
Reciprocal CDARS	81,631	3.7	82,127	3.6	87,978	4.4
Total interest-bearing deposits	1,230,767	56.2	1,269,865	56.2	1,180,982	58.4
Noninterest-bearing demand deposits	834,337	38.1	859,395	38.1	722,982	35.7
Customer repurchase agreements	124,882	5.7	127,887	5.7	118,499	5.9
Total deposits and customer repurchase agreements	$2,189,986	100.0%	$2,257,147	100.0%	$2,022,463	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Securities sold under agreements to repurchase remained stable during the first three months 2013.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At March 31, 2013, the Company had $39.0 million in short-term borrowings outstanding.  At December 31, 2012, the Company had no short-term borrowings outstanding.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $11.4 million or 24.7% to $34.9 million at March 31, 2013.  The decline is attributed to bonus payouts net of current period accruals of $4.4 million; supplemental executive compensation disbursements of $2.4 million; tax payments of $5.4 million; and decrease in the fair market value of derivative liabilities of $1.9 million.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012.

			2013 vs 2012
INCOME STATEMENT	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Interest income	$26,052	$26,594	$(542)	(2.0)%
Interest expense	2,867	3,291	(424)	(12.9)
NET INTEREST INCOME BEFORE PROVISION	23,185	23,303	(118)	(0.5)
Provision (benefit) for loan losses	(1,590)	(70)	(1,520)	nm
NET INTEREST INCOME AFTER PROVISION	24,775	23,373	1,402	6.0
Noninterest income	6,476	6,917	(441)	(6.4)
Noninterest expense	22,581	23,411	(830)	(3.5)
INCOME BEFORE INCOME TAXES	8,670	6,879	1,791	26.0
Provision for income taxes	2,794	2,380	414	17.4
NET INCOME FROM CONTINUING OPERATIONS	5,876	4,499	1,377	30.6
Net income from discontinued operations	173	41	132	322.0
NET INCOME	$6,049	$4,540	$1,509	33.2%

Annualized return on average assets for the three months ended March 31, 2013 was 0.94% compared to 0.75% during the prior year period.  Annualized return on average shareholders’ equity for the three months ended March 31, 2013 was 9.43% compared to 8.12% for the prior year period.  Improvement in both earnings metrics is attributable to the release of excess provision for loan losses. The Company’s efficiency ratio was 75.80% for the three months ended March 31, 2013 compared to 76.77% in the prior year period as cost reductions outpaced revenue declines.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013			2012
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$16,738	$27	0.65%	$21,276	$26	0.48%
Investment securities (1)	563,461	4,297	3.05%	634,960	5,399	3.40%
Loans (1)(2)	1,914,542	22,340	4.67%	1,647,846	21,536	5.17%
Allowance for loan losses	(46,874)			(55,454)
Total interest-earning assets	$2,447,867	$26,664	4.27%	$2,248,628	$26,961	4.63%

Noninterest-earning assets	168,303			176,081
Total assets	$2,616,170			$2,424,709

Liabilities and Shareholders’ Equity
Deposits
NOW and money market	$846,187	$790	0.38%	$766,870	$988	0.52%
Interest-bearing demand	118,934	123	0.42%	102,894	156	0.61%
Savings	18,488	3	0.07%	10,882	3	0.11%
Certificates of deposit
Reciprocal	81,957	94	0.47%	89,480	113	0.51%
Under $100	29,764	40	0.55%	33,360	59	0.71%
$ 100 and over	144,534	239	0.67%	167,463	327	0.79%
Total interest-bearing deposits	$1,239,864	$1,289	0.42%	$1,170,949	$1,646	0.57%
Other borrowings
Securities sold under agreements to repurchase	144,737	84	0.23%	131,072	107	0.32%
Other short-term borrowings	16,839	10	0.24%	49,478	36	0.29%
Long-term debt	93,150	1,484	6.37%	93,150	1,502	6.38%
Total interest-bearing liabilities	$1,494,590	$2,867	0.77%	$1,444,649	$3,291	0.91%
Noninterest-bearing demand account	820,410			715,758
Total deposits and interest-bearing liabilities	2,315,000			2,160,407
Other noninterest-bearing liabilities	41,140			39,403
Total liabilities	2,356,140			2,199,810
Total equity	260,030			224,899
Total liabilities and equity	$2,616,170			$2,424,709
Net interest income - taxable equivalent		$23,797			$23,670
Net interest spread			3.50%			3.72%
Net interest margin			3.94%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities	163.78%			155.65%

(1)         Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)         Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)         Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2013 of $23.8 million was stable compared to the prior year period.  Average interest-earning assets for the three months ended March 31, 2013 were $2.45 billion, increasing $199.2 million over the prior year on growth in net loans of $275.3 million, offset by a decrease in the investment portfolio of $71.5 million.  The positive effect of interest-earning asset growth on the net interest margin was offset by lower yields due to the current low interest rate environment.  The tax-equivalent net interest margin dropped to 3.94% in the current quarter, down 29 basis points from the prior period.  During the three months ended March 31, 2013, average yields on interest-earning assets decreased 36 basis points over the comparable prior-year period.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost decreased to 25 basis points for the three months ended March 31, 2013, from 35 basis points in the prior year quarter.  Average rates on total interest-bearing liabilities for the three months ended March 31, 2013 decreased 14 basis points to 0.77% from the prior year quarter, driven primarily by lower rates on NOW and money market deposits and CDs.

The following table presents noninterest income for the three months ended March 31, 2013 and 2012.

			2013 vs 2012
NONINTEREST INCOME	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Service charges	$1,328	$1,244	$84	6.8%
Investment advisory income	1,112	967	145	15.0
Insurance income	2,510	2,410	100	4.1
Investment banking income	66	74	(8)	(10.8)
Other income	1,460	2,222	(762)	(34.3)
Total noninterest income	$6,476	$6,917	$(441)	(6.4)%

Service Charges.  Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges grew modestly in the current quarter compared to a year ago due to growth in the average balance of deposit accounts using our treasury management services.

Investment Advisory and Trust Income.  Investment advisory and trust income increased $0.1 million during the current quarter ended March 31, 2013 compared to the prior year period.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the first three months of 2013 grew approximately 5% compared to first quarter 2012 average and totaled $792.4 million at March 31, 2013.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Revenue for these business lines for the three months ended March 31, 2013 increased slightly over the prior year period to $2.5 million on higher income from to benefits consulting.  Benefits consulting contributed 51% of total insurance income and P&C contributed 49% compared to 45% and 55%, respectively, in the same period in 2012.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking revenues are typically lower following the end of a year as deal closings typically accelerate and then slow in the first quarter.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended March 31, 2013 decreased $0.8 million from the prior year on lower income from the Company’s equity method investments offset by slightly higher net fees from interest rate swaps transactions. Income from both sources can be volatile and is dependent on the volume and size of customers entering into interest rate swap transactions or activities in the underlying investment.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2013 and 2012.

			2013 vs 2012
NONINTEREST EXPENSE	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Salaries and employee benefits	$14,484	$14,675	$(191)	(1.3)%
Share-based compensation expense	748	480	268	55.8
Occupancy expenses, premises and equipment	3,304	3,436	(132)	(3.8)
Amortization of intangibles	200	133	67	50.4
FDIC and other assessments	438	491	(53)	(10.8)
Other real estate owned and loan workout costs	191	576	(385)	(66.8)
Net OTTI on securities recognized in earnings	—	255	(255)	(100.0)
(Gain) loss on securities, other assets and OREO	(81)	198	(279)	(140.9)
Other expense	3,297	3,167	130	4.1
Total noninterest expense	$22,581	$23,411	$(830)	(3.5)%

Salaries and Employee Benefits.  Salaries and employee benefit expense decreased 1.3% or $0.2 million for the three months ended March 31, 2013. The decrease was primarily due to lower bonus expense based on the Company’s expectations of current year bonus payments.  The Company had 500 full-time equivalent employees at March 31, 2013, down from 508 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three months ended March 31, 2013 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2013.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs were stable in the current quarter compared to a year earlier, decreasing $0.1 million during the three months ended March 31, 2013, compared to the same period in 2012 due to lower depreciation expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC and other assessments decreased $0.1 million or 11% for the three months ended March 31, 2013, compared to the prior year period.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.4 million during the three months ended March 31, 2013 compared to the prior year period.  These costs are directly correlated to levels of nonperforming assets during these periods and consistent with the continued declines in nonperforming assets.  Nonperforming assets were $39.2 million and $45.2 million at March 31, 2013 and 2012, respectively, improving 13% year over year.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities represent credit losses recognized on available for sale securities.  OTTI recognized during the three months ended March 31, 2012 related solely to private-label MBS that were credit impaired and were sold in 2012.

Loss on Securities, Other Assets, and OREO. Loss on securities, other assets and OREO recognized for the periods presented were comprised of the following:

	(Gain) loss for the three months		2013 vs 2012
	ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Available for sale securities	$(11)	$(221)	$210	(95.0)%
OREO	(490)	419	(909)	(216.9)
Other	420	—	420	100.0
	$(81)	$198	$(279)	(140.9)%

Gains on OREO recognized during the three months ended March 31, 2013 are comprised of valuation adjustments of $0.1 million on OREO currently held and net sales activity while losses in the year-earlier period were primarily the result of valuation charges.  Gains on investment securities in both periods presented related to TPS and corporate debt calls.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier).  Other operating expenses for the three months ended March 31, 2013 were not significantly changed from the year earlier period.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	2012	Decrease
Provision for loan losses	$(1,590)	$(70)	$(1,520)
Provision for credit losses (included in other expenses)	—	—	—
Total provision for loan and credit losses	$(1,590)	$(70)	$(1,520)

The provision for loan and credit losses decreased $1.5 million during the three months ended March 31, 2013, over the comparable prior year period.  This is primarily attributable to an improvement in credit quality over the prior year as reflected by a decrease in classified loan balances and charge-offs recorded during the period.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $13.5 million to $67.7 million at March 31, 2013 from December 31, 2012.  At March 31, 2013, the allowance for loan and credit losses decreased to 2.33% of total loans from 2.43% at December 31, 2012, and 3.15% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans decreased to 145.57% at March 31, 2013 from 237.75% at December 31, 2012 and 189.02% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  During the three months ended March 31, 2013 and 2012, the Company had $0.4 million and $2.8 million in net charge-offs, respectively.

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

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance of allowance for loan losses at beginning of period	$46,866	$55,629	$55,629
Charge-offs:
Commercial	(47)	(1,122)	(507)
Real estate - mortgage	(147)	(2,789)	(15)
Land acquisition & development	(620)	(3,135)	(2,159)
Real estate - construction	—	(867)	—
Consumer	(8)	(653)	(621)
Other	—	(34)	(10)
Total charge-offs	(822)	(8,600)	(3,312)
Recoveries:
Commercial	158	2,021	66
Real estate - mortgage	55	746	108
Land acquisition & development	165	1,757	344
Real estate - construction	23	3	—
Consumer	19	43	13
Total recoveries	420	4,570	531
Net charge-offs	(402)	(4,030)	(2,781)
Provision for loan losses charged to operations	(1,590)	(4,733)	(70)
Balance of allowance for loan losses at end of period	$44,874	$46,866	$52,778

Balance of allowance for credit losses at beginning of period	$—	$35	$35
Provision for credit losses charged to operations	—	(35)	—
Balance of allowance for credit losses at end of period	$—	$—	$35

Total provision for loan and credit losses charged to operations	$(1,590)	$(4,768)	$(70)

Ratio of net charge-offs to average loans	0.02%	0.23%	0.17%

Average loans outstanding during the period	$1,914,542	$1,743,473	$1,647,846

Allowance for loan and credit losses	$44,874	$46,866	$52,813

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2013	2012	2012
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$407	$35	$—
Nonaccrual loans:
Commercial	3,283	3,324	3,365
Real estate - mortgage	20,938	10,779	12,883
Land acquisition & development	3,450	4,655	4,541
Real estate - construction	266	271	6,377
Consumer and other	2,483	648	775
Total nonaccrual loans	30,420	19,677	27,941
Total nonperforming loans	30,827	19,712	27,941
OREO and repossessed assets	8,420	10,577	17,224
Total nonperforming assets	$39,247	$30,289	$45,165

Performing renegotiated loans	$31,619	$43,321	$27,184
Classified loans	$67,677	$81,205	$119,378

Allowance for loan losses	$44,874	$46,866	$52,778
Allowance for credit losses	—	—	35
Allowance for loan and credit losses	$44,874	$46,866	$52,813
Nonperforming assets to total assets	1.50%	1.14%	1.84%
Nonperforming loans to total loans	1.60%	1.02%	1.66%
Nonperforming loans and OREO to total loans and OREO	2.03%	1.56%	2.66%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.33%	2.43%	3.15%
Allowance for loan and credit losses to nonperforming loans	145.57%	237.75%	189.02%

Nonperforming assets increased $9.0 million or 30% at March 31, 2013, from December 31, 2012 and decreased $5.9 million or 13% from the comparable prior year period.  The increase in nonperforming assets from the end of 2012 is attributed to two Arizona real-estate mortgage credits transferred to nonaccrual status.  Approximately 34% or $13.3 million of nonperforming assets at March 31, 2013 were concentrated in Colorado, while the remaining 66% or $25.9 million were in Arizona.  Nonperforming loans represent 79% of total nonperforming assets with the remaining 21% comprised of OREO and repossessed assets.  Nonperforming loans of $30.8 million are concentrated primarily within the real estate — mortgage (69%), land A&D (11%), and commercial (11%) loan segments.  OREO decreased $2.2 million and $8.8 million from December 31, 2012 and March 31, 2012, respectively, primarily as a result of the overall improvement in asset quality and OREO sales during 2012 and 2013.  The Company foreclosed on two properties in 2012 and one during the first quarter of 2013 but sold 18 properties in 2012 and three in 2013.    The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

Segment Results

Certain financial metrics and discussion of the results for the three months ended March 31, 2013 and 2012, of each operating segment, are presented below.

Commercial Banking

	Three months ended		2013 vs 2012
Income Statement	March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Net interest income	$24,534	$24,663	$(129)	(0.5)%
Provision for loan losses	(1,031)	637	(1,668)	(261.9)
Noninterest income	2,681	3,430	(749)	(21.8)
Noninterest expense	8,215	9,648	(1,433)	(14.9)
Provision for income taxes	7,149	6,523	626	9.6
Net income before management fees and overhead allocations	12,882	11,285	1,597	14.2
Management fees and overhead allocations, net of tax	5,477	4,718	759	16.1
Net income	$7,405	$6,567	$838	12.8%

Earnings for the Commercial Banking segment during the three months ended March 31, 2013 reflected $0.8 million or 12.8% improvement over the comparable prior year period.

Net interest income for the three months ended March 31, 2013 remained comparable to the prior year period.  The effect on net interest income from loan volume increases in the current quarter compared to a year earlier was offset by declines in the investment securities portfolio coupled with a decrease in the average earning yield.

During the first quarter of 2013, the segment benefited from a $1.7 million decline in provision for loan losses primarily resulting from overall improvement in asset quality metrics.  The segment also benefited from lower loan workout expenses, professional fees, FDIC assessments, and occupancy expenses.  Declines in noninterest income driven by lower earnings on equity investments as well as increases in the provision for income taxes muted the effect of lower noninterest expenses.

Investment Banking

	Three months ended		2013 vs 2012
Income Statement	March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Net interest income	$1	$3	$(2)	(66.7)%
Noninterest income	66	74	(8)	(10.8)
Noninterest expense	845	871	(26)	(3.0)
Benefit for income taxes	(314)	(303)	(11)	3.6
Net loss before management fees and overhead allocations	(464)	(491)	27	(5.5)
Management fees and overhead allocations, net of tax	40	40	—	—
Net loss	$(504)	$(531)	$27	(5.1)%

Net loss for the Investment Banking segment for the three months ended March 31, 2013 was comparable to prior year.  The segment closed 2012 with a strong fourth quarter leaving few active engagements for the first quarter of 2013.

Wealth Management

	Three months ended		2013 vs 2012
Income Statement	March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Net interest income	$(9)	$(8)	$(1)	12.5%
Noninterest income	1,112	967	145	15.0
Noninterest expense	1,081	1,149	(68)	(5.9)
Provision (benefit) for income taxes	15	(62)	77	(124.2)
Net income (loss) before management fees and overhead allocations	7	(128)	135	(105.5)
Net income from discontinued operations	173	41	132	322.0
Management fees and overhead allocations, net of tax	105	165	(60)	(36.4)
Net income (loss)	$75	$(252)	$327	(129.8)%

At December 31, 2012, the Company had sold substantially all assets comprising the wealth transfer business, a component of Wealth Management.  Additionally, the Company transitioned its trust and custodial services business to an unaffiliated third party, effectively exiting that business line at the end of the year.  Together, the wealth transfer and trust businesses constitute discontinued operations and the results of those operations are reported separately from the continuing operations of the segment.

Net income for the Wealth Management segment improved $0.3 million for the three months ended March 31, 2013, compared to the year earlier period loss.

Investment advisory revenues are generally a percentage of assets under management (AUM) and provide a revenue stream that can fluctuate with movement in the equity markets.  Discretionary AUM at March 31, 2013 was $792.4 million, an increase $45.4 million or 6.1% from a year ago.

Insurance

	Three months ended		2013 vs 2012
Income Statement	March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Net interest income	$(4)	$—	$(4)	(100.0)%
Noninterest income	2,510	2,410	100	4.1
Noninterest expense	2,493	2,328	165	7.1
Provision for income taxes	79	36	43	119.4
Net income (loss) before management fees and overhead allocations	(66)	46	(112)	(243.5)
Management fees and overhead allocations, net of tax	116	103	13	12.6
Net loss	$(182)	$(57)	$(125)	219.3%

Net loss in the Insurance segment for the three months ended March 31, 2013 increased $0.1 million from the prior year comparable period.  Revenue in the current quarter increased modestly compared to the prior-year period, driven primarily by an increase in employee benefits revenue partially offset by a decrease in P&C revenue.

Corporate Support and Other

	Three months ended		2013 vs 2012
Income Statement	March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	%
Net interest income	$(1,337)	$(1,355)	$18	(1.3)%
Provision for loan losses	(559)	(707)	148	(20.9)
Noninterest income	107	36	71	197.2
Noninterest expense	9,947	9,415	532	5.7
Benefit for income taxes	(4,135)	(3,814)	(321)	8.4
Net income before management fees and overhead allocations	(6,483)	(6,213)	(270)	4.3
Management fees and overhead allocations, net of tax	(5,738)	(5,026)	(712)	14.2
Net loss	$(745)	$(1,187)	$442	(37.2)%

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

Net loss for the three months ended March 31, 2013 for the Corporate Support and Other segment decreased $0.4 million compared to the prior year period.  The primary component of net interest expense for the segment is interest expense related to the Company’s long-term.

The provision for loan losses relates to a non-performing loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Noninterest expense decreases during the three months ended March 31, 2013 compared to prior year period were primarily attributed to loan workout expenses and OREO losses.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2013:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	$39,000	$—	$—	$—	$39,000
Repurchase agreements (1)	124,882	—	—	—	124,882
Operating lease obligations	5,331	9,987	5,924	4,011	25,253
Long-term debt obligations (2)	25,826	7,654	7,108	109,756	150,344
Preferred Stock, Series C dividend (3)	574	58,370	—	—	58,944
Supplemental executive retirement plan	2,399	—	—	—	2,399
Uncertain tax position liabilities	925	—	—	—	925
Total contractual obligations	$198,937	$76,011	$13,032	$113,767	$401,747

(1)         Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)         Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $4.1 million due “Within one year”, $7.7 million due “After one but within three years”, $7.1 million due “After three but within five years” and $37.6 million due “After five years.”  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

(3)         Series C preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1.00% under the assumption the Company is able to maintain QSBL growth already achieved through the fixing date.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $57.4 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2013, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$436,604	$130,483	$47,306	$873	$615,266
Standby letters of credit	36,474	6,085	—	1,250	43,809
Commercial letters of credit	788	15	—	—	803
Unfunded commitments for unconsolidated investments	6,847	—	—	—	6,847
Company guarantees	1,482	—	—	—	1,482
Total commitments	$482,195	$136,583	$47,306	$2,123	$668,207

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

Approximately $59.0 million of total loan commitments at March 31, 2013 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at March 31, 2013 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from MBS.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the FRB.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

The Company’s loan to core deposit ratio increased to 93.3% at March 31, 2013, from 90.5% at December 31, 2012. The low loan to deposit ratio has allowed the Company to maintain low levels of wholesale borrowings that historically bear a higher cost than core deposits. At March 31, 2013, the Company had $39.0 million of outstanding wholesale borrowings and none at December 31, 2012.  Average wholesale borrowings were $16.8 million during the three months ended March 31, 2013, an increase from the 2012 fiscal year average of $39.4 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2013, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $150.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2013, totaled $552.5 million.  Available funding is comprised of $150.0 million through the unsecured federal fund lines and $402.5 million in secured FHLB borrowing capacity. The Company had $17.0 million in securities available to be pledged as collateral for additional FHLB borrowings at March 31, 2013.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company expects to call the $21.0 million of outstanding 9% coupon subordinated notes payable which become callable in the third quarter of 2013 and is evaluating its financing alternatives.  The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016 which it also expects to redeem at or before the date the dividend rate increases.  The Company is also evaluating the effect on its liquidity should proposed rules issued by the Federal Reserve Board of Governors phasing out over ten years the favorable regulatory treatment of TPS be enacted.  The Company has $70.0 million of callable junior subordinated debentures related to the issuance of TPS at March 31, 2013.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation

Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2013, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2013, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net income from discontinued operations for the three months ending March 31, 2013, was $0.2 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s Condensed Consolidated Statements of Cash Flows. Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At March 31, 2013, shareholders’ equity totaled $263.5 million, a $6.5 million increase from December 31, 2012 primarily relating to current period earnings.  Also contributing to the increase was a $1.3 million increase in common surplus relating to stock-based compensation, sales of stock under the employee stock purchase plan and stock exercises as well as an increase of $0.8 million in accumulated other comprehensive income associated with changes in the fair value of derivatives and available for sale securities.  Offsetting these increases were common and preferred dividends of $1.7 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2013, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.5% and Total Capital ratio of 13.7%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2013, was 14.7% and its Total Capital ratio 16.9%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

•      The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2013, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

COBIZ FINANCIAL INC.

Date:	April 26, 2013	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 26, 2013	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer