Form 10-Q
period 2013-06-30
COBIZ FINANCIAL INC
filed 2013-07-26
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.

q Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitions period from ______________ to ______________

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

Yes þ	No q

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes þ	No q

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	q	Accelerated filer	þ
Non-accelerated filer	q	Smaller reporting company	q
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes q	No þ

There were 40,276,730 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 24, 2013.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2013 and December 31, 2012

	June 30,	December 31,
(in thousands, except share amounts)	2013	2012
Assets
Cash and due from banks	$54,411	$43,276
Interest-bearing deposits and federal funds sold	14,176	22,617
Total cash and cash equivalents	68,587	65,893

Investment securities available for sale (cost of $544,483 and $541,322, respectively)	552,872	558,169
Investment securities held to maturity (fair value of $12,333 and $5,466, respectively)	12,389	5,459
Other investments	10,784	8,037
Total investments	576,045	571,665

Loans - net of allowance for loan losses of $43,232 and $46,866, respectively	1,974,612	1,879,566
Intangible assets - net of amortization of $5,296 and $4,937, respectively	3,112	3,573
Bank-owned life insurance	43,074	42,473
Premises and equipment - net of depreciation of $34,715 and $33,337, respectively	6,725	7,091
Accrued interest receivable	9,211	8,354
Deferred income taxes, net	27,773	31,561
Other real estate owned - net of valuation allowance of $6,929 and $8,055, respectively	7,185	10,577
Other assets	22,425	32,888
TOTAL ASSETS	$2,738,749	$2,653,641

Liabilities
Deposits
Noninterest-bearing demand	$865,393	$859,395
Interest-bearing demand	101,194	118,433
NOW and money market	797,179	866,250
Savings	11,612	24,813
Certificates of deposits	260,593	260,369
Total deposits	2,035,971	2,129,260
Securities sold under agreements to repurchase	133,402	127,887
Other short-term borrowings	155,000	-
Accrued interest and other liabilities	54,547	46,293
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	20,984	20,984
TOTAL LIABILITIES	2,472,070	2,396,590

Commitments and contingencies

Shareholders' Equity
Preferred, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding
($57,366 liquidation value)	1	1
Common, $.01 par value; 50,000,000 shares authorized;
40,282,015 and 39,789,759 issued and outstanding, respectively	395	391
Additional paid-in capital	238,604	236,384
Accumulated earnings	25,696	15,437
Accumulated other comprehensive income (AOCI), net of income tax
of $1,216 and $2,966, respectively	1,983	4,838
TOTAL SHAREHOLDERS' EQUITY	266,679	257,051
TOTAL LIABILITIES AND EQUITY	$2,738,749	$2,653,641
See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$21,965	$21,496	$43,696	$42,676
Interest and dividends on investment securities:
Taxable securities	4,083	5,231	8,310	10,544
Nontaxable securities	4	4	8	8
Dividends on securities	85	87	148	158
Interest on federal funds sold and other	23	24	50	50
Total interest income	26,160	26,842	52,212	53,436
INTEREST EXPENSE:
Interest on deposits	1,143	1,551	2,432	3,197
Interest on short-term borrowings and securities sold under agreements to repurchase	151	165	245	308
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $544 and $509, for the quarterly periods and $1,078 and $1,006, for the year-to-date periods)	1,501	1,502	2,985	3,004
Total interest expense	2,795	3,218	5,662	6,509
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,365	23,624	46,550	46,927
Provision for loan losses	(1,065)	(1,820)	(2,655)	(1,890)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,430	25,444	49,205	48,817
NONINTEREST INCOME:
Service charges	1,352	1,221	2,680	2,465
Investment advisory income	1,295	951	2,407	1,918
Insurance income	3,210	2,517	5,720	4,927
Investment banking income	576	148	642	222
Other income	1,992	1,733	3,452	3,955
Total noninterest income	8,425	6,570	14,901	13,487
NONINTEREST EXPENSE:
Salaries and employee benefits	15,466	14,301	30,698	29,456
Occupancy expenses, premises and equipment	3,155	3,335	6,459	6,771
Amortization of intangibles	159	133	359	266
FDIC and other assessments	440	390	878	881
Other real estate owned and loan workout costs	97	761	288	1,337
Net other than temporary impairment losses on securities recognized in earnings	-	7	-	262
Net (gain) loss on securities, other assets and other real estate owned (includes available for sale security reclassifications from AOCI of ($478) and ($541), for the quarterly periods and ($489) and ($506), for the year-to-date periods)	(1,039)	522	(1,120)	720
Other expense	3,316	3,140	6,613	6,307
Total noninterest expense	21,594	22,589	44,175	46,000
INCOME BEFORE INCOME TAXES	11,261	9,425	19,931	16,304
Provision for income taxes (includes provision from AOCI reclassification items of $25 and ($13), for the quarterly periods and $224 and $190 for the year-to-date periods)	3,999	3,230	6,793	5,610
NET INCOME FROM CONTINUING OPERATIONS	7,262	6,195	13,138	10,694
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(78)	259	(19)
Provision (benefit) for income taxes	-	(33)	86	(15)
Net income (loss) from discontinued operations	-	(45)	173	(4)
NET INCOME	$7,262	$6,150	$13,311	$10,690

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,119	$5,433	$12,654	$9,256

EARNINGS PER COMMON SHARE:
Basic - from continuing operations	$0.18	$0.14	$0.32	$0.24
Diluted - from continuing operations	$0.18	$0.14	$0.32	$0.24
See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$7,262	$6,150	$13,311	$10,690

Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	(8,343)	613	(7,969)	4,908
Reclassification for gain to operations	(478)	(541)	(489)	(506)

Change in OTTI-related component of unrealized gain	-	56	-	467

Unrealized gain (loss) on derivatives	2,404	(2,720)	2,775	(2,010)
Reclassification for loss to operations	544	509	1,078	1,006
Total other comprehensive income items	(5,873)	(2,083)	(4,605)	3,865

Income tax provision (benefit):
Unrealized gain (loss) on available for sale securities	(3,171)	234	(3,029)	1,865
Reclassification to operations	(182)	(206)	(186)	(192)

Change in OTTI-related component of unrealized gain	-	21	-	177

Unrealized gain (loss) on derivatives	914	(1,033)	1,055	(764)
Reclassification to operations	207	193	410	382
Total income tax provision	(2,232)	(791)	(1,750)	1,468
Other comprehensive income, net of tax	(3,641)	(1,292)	(2,855)	2,397
Comprehensive income	$3,621	$4,858	$10,456	$13,087
See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2013 and 2012

	For the six months ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,311	$10,690
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,855	1,509
Depreciation and amortization	1,897	1,991
Amortization of net loan fees	(521)	(490)
Provision for loan and credit losses	(2,655)	(1,890)
Stock-based compensation	1,494	1,005
Federal Home Loan Bank stock dividend	(32)	(46)
Deferred income taxes	4,528	838
Increase in cash surrender value of bank-owned life insurance	(601)	(610)
Supplemental executive retirement plan	-	181
Net (gain) loss on asset valuations and disposals	(1,120)	982
Other operating activities, net	(1,338)	(1,896)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	1,365	(733)
Accrued interest and other liabilities	(8,365)	(1,108)
Accrued interest receivable	(857)	(345)
Other assets	(953)	7,941
Net cash provided by operating activities	8,008	18,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,715)	(2,698)
Proceeds from other investments	956	645
Purchase of investment securities available for sale	(60,635)	(103,207)
Maturity of investment securities available for sale	84,334	117,313
Proceeds from sale of investment securities available for sale	-	2,550
Purchase of investment securities held to maturity	(6,920)	-
Maturity of investment securities held to maturity	15	14
Restricted cash	4,540	(5)
Net proceeds from sale of loans, OREO and repossessed assets	5,509	3,362
Loan originations and repayments, net	(93,956)	(131,479)
Purchase of premises and equipment	(1,174)	(877)
Other investing activities, net	-	(357)
Net cash used in investing activities	(70,046)	(114,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, and savings accounts	(93,513)	40,913
Net increase (decrease) in certificates of deposits	224	(12,330)
Net increase in short-term borrowings	155,000	54,225
Net increase (decrease) in securities sold under agreements to repurchase	5,515	(804)
Proceeds from issuance of common stock, net	959	12,060
Dividends paid on common stock	(2,402)	(1,162)
Dividends paid on preferred stock	(1,178)	(1,434)
Other financing activities, net	127	(29)
Net cash provided by financing activities	64,732	91,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,694	(5,281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,893	59,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,587	$53,929
See Notes to Condensed Consolidated Financial Statements

6 | Page

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

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

7 | Page

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

	For the six months ended
	June 30,
(in thousands)	2013	2012
Cash paid (received) during the period for:
Interest	$5,539	$6,415
Income taxes	5,427	(1,837)

Other noncash activities:
Trade date accounting for investment securities	28,251	1,969
Loans transferred to held for sale	7,204	-
Loans transferred to OREO	212	-
Financed sales of OREO	1,000	-

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.

Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.

Investment securities held to maturity consist of MBS, bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income.  Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific‑identification method.

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

8 | Page

Impaired loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays of less than 90 days and monthly payment shortfalls of less than 10% of the contractual payment on a consumer loan generally are not classified as impaired if the Company ultimately expects to recover its full investment. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-10-35, Receivables – Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).

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

9 | Page

defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Income From Discontinued Operations, Net of Income Taxes —  Income from discontinued operations, net of income taxes for the three and six months ended June 30, 2013 and 2012 include the results of the wealth transfer business and trust.  During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these divisions were within the Wealth Management segment.

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

Operating results associated with the trust and wealth transfer divisions for the three and six months ended June 30, 2013 and 2012 are shown in the following table.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Noninterest income	$-	$1,183	$333	$2,477
Noninterest expense	-	1,261	74	2,496
Income (loss) before income taxes	-	(78)	259	(19)
Provision (benefit) for income taxes	-	(33)	86	(15)
Net income (loss) from discontinued operations	$-	$(45)	$173	$(4)

10 | Page

2. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three and six months ended June 30, 2013 and 2012. Earnings per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share amounts)	2013	2012	2013	2012
Net income from continuing operations	$7,262	$6,195	$13,138	$10,694
Net income (loss) from discontinued operations	-	(45)	173	(4)
Net income	7,262	6,150	13,311	10,690
Preferred stock dividends	(143)	(717)	(657)	(1,434)
Net income available to common shareholders	7,119	5,433	12,654	9,256
Dividends and undistributed earnings allocated to participating securities	(127)	(86)	(220)	(122)
Earnings allocated to common shares (1)	$6,992	$5,347	$12,434	$9,134

Weighted average common shares - issued	40,239,529	39,691,752	40,076,749	38,609,274
Average unvested restricted share awards	(806,197)	(696,067)	(753,254)	(548,902)
Weighted average common shares outstanding - basic	39,433,332	38,995,685	39,323,495	38,060,372
Effect of dilutive stock options and awards outstanding	146,325	33,747	148,791	31,224
Weighted average common shares outstanding - diluted	39,579,657	39,029,432	39,472,286	38,091,596
Weighted average antidilutive securities outstanding (2)	1,730,312	2,953,762	1,823,651	3,038,958

Basic earnings per common share - continuing operations	$0.18	$0.14	$0.32	$0.24
Diluted earnings per common share - continuing operations	$0.18	$0.14	$0.32	$0.24

Dividends declared per share	$0.03	$0.02	$0.06	$0.03

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive securities excluded from the diluted earnings per share computation.

Dividends on the Senior Non-Cumulative Perpetual Preferred Stock, “Series C Preferred Stock” began accruing at 5.0% when issued in conjunction with the Company’s participation in the Small Business Lending Fund program (SBLF) during 2011.  The dividend rate can fluctuate between 1% and 5% depending on the change in the level of Qualified Small Business Lending (QSBL) as illustrated in following chart.   The Series C Preferred Stock dividend rate applicable for the April 1 to June 30, 2013 payment period was 1.00% based on QSBL through December 31, 2012.  Preferred stock dividends for the three and six months ended June 30, 2013 were $0.1 million and $0.7 million, respectively, and $0.7 million and $1.4 million for the respective prior year periods, as noted in the table above.

Relative increase in QSBL to Baseline	Dividend Rate
Less than 2.5%	5.0%
Between 2.5% and 5.0%	4.0%
Between 5.0% and 7.5%	3.0%
Between 7.5% and 10.0%	2.0%
10.0% or more	1.0%

11 | Page

3. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	At June 30, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$341,111	$8,118	$1,323	$347,906	$347,830	$11,372	$-	$359,202
U.S. government agencies	-	-	-	-	2,994	26	-	3,020
Trust preferred securities	90,641	1,607	1,504	90,744	87,953	2,298	266	89,985
Corporate debt securities	111,226	2,639	1,126	112,739	101,617	3,636	231	105,022
Municipal securities	1,505	9	31	1,483	928	12	-	940
Total AFS	$544,483	$12,373	$3,984	$552,872	$541,322	$17,344	$497	$558,169
Held to maturity securities (HTM):
Mortgage-backed securities	$189	$7	$-	$196	$204	$7	$-	$211
Trust preferred securities	12,200	-	63	12,137	5,255	-	-	5,255
Total HTM	$12,389	$7	$63	$12,333	$5,459	$7	$-	$5,466

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Proceeds	$-	$2,550	$-	$2,550
Gains	501	592	517	819
Losses	(23)	(44)	(28)	(50)

The amortized cost and fair value of investments in debt securities at June 30, 2013, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,606	$7,707	$-	$-
Due after one year through five years	80,402	82,505	-	-
Due after five years through ten years	24,142	23,459	-	-
Due after ten years	91,222	91,295	12,200	12,137
Mortgage-backed securities	341,111	347,906	189	196
	$544,483	$552,872	$12,389	$12,333

Investment securities with an approximate fair value of $116.1 million and $141.1 million were pledged to secure public deposits of $108.3 million and $106.9 million at June 30, 2013 and December 31, 2012, respectively.  Securities sold under agreements to repurchase of $133.4 million and $127.9 million at June 30, 2013 and December 31, 2012, respectively, consisted primarily of MBS with an estimated fair value of $147.3 million and $143.2 million, respectively.

Changes in interest rates and market liquidity may cause adverse fluctuations in the market price of securities resulting in temporary unrealized losses.  In reviewing the realizable value of its securities in a loss position, the Company considered

12 | Page

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in OCI.

There were 44 and 19 securities in the tables below at June 30, 2013 and December 31, 2012, respectively, in an unrealized loss position.

	At June 30, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$75,560	$1,323	$-	$-	$75,560	$1,323
Trust preferred securities	50,306	1,497	377	7	50,683	1,504
Corporate debt securities	30,313	1,087	4,961	39	35,274	1,126
Municipal securities	551	31	-	-	551	31
Total AFS	$156,730	$3,938	$5,338	$46	$162,068	$3,984

HTM
Trust preferred securities	$5,217	$63	$-	$-	$5,217	$63
Total HTM	$5,217	$63	$-	$-	$5,217	$63

	At December 31, 2012
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Trust preferred securities	$21,167	$253	$371	$13	$21,538	$266
Corporate debt securities	3,243	28	4,797	203	8,040	231
Total	$24,410	$281	$5,168	$216	$29,578	$497

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

During the three and six months ended June 30, 2013, the Company did not have any credit impaired securities.  The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three and six months ended June 30, 2012.

13 | Page

(in thousands)	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Beginning balance	$2,808	$2,553
Additions	7	262
Ending balance	$2,815	$2,815

Other investments at June 30, 2013 and December 31, 2012, consist of the following:

	At June 30,	At December 31,
(in thousands)	2013	2012
Bank stocks — at cost	$8,612	$5,865
Investment in statutory trusts — equity method	2,172	2,172
	$10,784	$8,037

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at June 30, 2013, did not consider the investment to be other-than-temporarily impaired.

4. Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  The Company’s loan portfolio segments are:

•

Commercial loans – Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries.  The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies.  Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees.  Risk arises primarily due to a difference between expected and actual cash flows of the borrowers.  However, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans.  The fair value of the collateral securing these loans may fluctuate as market conditions change.  In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrowers’ ability to collect amounts due from its customers.

•

Real estate - mortgage loans – Real estate - mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

•

Land acquisition and development loans – The Company has a portfolio of loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  Due to overall market illiquidity and the significant value declines on raw land, the Company has ceased new lending activities for the acquisition and future development of land.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•

Real estate construction loans – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real

14 | Page

estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction loans or consumer.

The loan portfolio segments at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	At June 30, 2013	At December 31, 2012
Commercial	$814,135	$730,213
Real estate - mortgage	885,313	881,155
Land acquisition & development	36,780	53,566
Real estate - construction	58,937	67,591
Consumer	168,645	149,707
Other	55,595	45,519
Loans held for investment	2,019,405	1,927,751

Allowance for loan losses	(43,232)	(46,866)
Unearned net loan fees	(1,561)	(1,319)
Total net loans	$1,974,612	$1,879,566

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $91.0 million balance outstanding at June 30, 2013, was collateralized by loans of $765.0 million with a lending value of $449.0 million.

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

15 | Page

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2013 and December 31, 2012 is summarized below:

	At June 30, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$82,056	$10,814	$92,870
Finance and insurance	78,468	687	79,155
Healthcare	98,319	668	98,987
Real estate services	99,156	3,658	102,814
Construction	59,430	3,469	62,899
Wholesale and retail trade	85,727	1,764	87,491
Other	287,098	2,821	289,919
	790,254	23,881	814,135
Real estate - mortgage
Residential & commercial owner-occupied	416,027	25,971	441,998
Residential & commercial investor	434,697	8,618	443,315
	850,724	34,589	885,313

Land acquisition & development	32,503	4,277	36,780

Real estate - construction
Residential & commercial owner-occupied	13,930	-	13,930
Residential & commercial investor	44,746	261	45,007
	58,676	261	58,937

Consumer	167,353	1,292	168,645
Other	55,595	-	55,595
Total loans held for investment	$1,955,105	$64,300	$2,019,405
Unearned net loan fees			(1,561)
Net loans held for investment			$2,017,844

16 | Page

	At December 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,219	$8,037	$88,256
Finance and insurance	77,129	796	77,925
Healthcare	96,057	294	96,351
Real estate services	82,432	8,107	90,539
Construction	50,599	4,619	55,218
Wholesale and retail trade	81,823	1,368	83,191
Other	235,490	3,243	238,733
	703,749	26,464	730,213
Real estate - mortgage
Residential & commercial owner-occupied	413,395	20,886	434,281
Residential & commercial investor	428,684	17,840	446,524
Other	350	-	350
	842,429	38,726	881,155

Land acquisition & development	39,416	14,150	53,566

Real estate - construction
Residential & commercial owner-occupied	29,841	-	29,841
Residential & commercial investor	37,479	271	37,750
	67,320	271	67,591

Consumer	148,113	1,594	149,707
Other	45,519	-	45,519
Total loans held for investment	$1,846,546	$81,205	$1,927,751
Unearned net loan fees			(1,319)
Net loans held for investment			$1,926,432

17 | Page

Transactions in the allowance for loan losses by segment for the three and six months ended June 30, 2013 and 2012 are summarized below:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning of period
Commercial	$13,220	$12,565	$13,448	$14,048
Real estate - mortgage	19,217	20,394	17,832	19,889
Land acquisition & development	6,004	11,053	9,075	11,013
Real estate - construction	566	2,613	818	2,746
Consumer	3,137	2,989	3,061	4,837
Other	519	575	451	551
Unallocated	2,211	2,589	2,181	2,545
Total	44,874	52,778	46,866	55,629

Provision
Commercial	$852	$(1,707)	$513	$(2,749)
Real estate - mortgage	(792)	(1,052)	685	(640)
Land acquisition & development	(1,099)	488	(3,715)	2,343
Real estate - construction	61	322	(214)	189
Consumer	(342)	217	(277)	(1,023)
Other	21	27	89	61
Unallocated	234	(115)	264	(71)
Total	(1,065)	(1,820)	(2,655)	(1,890)

Charge-offs
Commercial	$(141)	$(328)	$(188)	$(835)
Real estate - mortgage	(1,713)	(1,012)	(1,860)	(1,027)
Land acquisition & development	(12)	(80)	(632)	(2,239)
Real estate - construction	-	(337)	-	(337)
Consumer	(93)	(80)	(101)	(701)
Other	(2)	(2)	(2)	(12)
Total	(1,961)	(1,839)	(2,783)	(5,151)

Recoveries
Commercial	$633	$1,338	$791	$1,404
Real estate - mortgage	412	292	467	400
Land acquisition & development	297	263	462	607
Real estate - construction	30	-	53	-
Consumer	12	89	31	102
Total	1,384	1,982	1,804	2,513

Allowance for loan losses, end of period
Commercial	$14,564	$11,868	$14,564	$11,868
Real estate - mortgage	17,124	18,622	17,124	18,622
Land acquisition & development	5,190	11,724	5,190	11,724
Real estate - construction	657	2,598	657	2,598
Consumer	2,714	3,215	2,714	3,215
Other	538	600	538	600
Unallocated	2,445	2,474	2,445	2,474
Total	$43,232	$51,101	$43,232	$51,101

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk

18 | Page

characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•

Specific Reserves – The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses incurred in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, troubled debt restructurings are subject to impairment evaluation on a loan-by-loan basis.

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

•

General Reserves – General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration),  as well as other factors including changes in:

-	Lending policies and procedures
-	National and local economic and business conditions and developments
-	Nature and volume of portfolio
-	Trends of the volume and severity of past-due and classified loans
-	Trends in the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications
-	Credit concentrations

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

•

Unallocated Reserves – The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

19 | Page

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At June 30, 2013				At December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$19,114	$2,637	$794,072	$11,927	$21,329	$3,004	$708,113	$10,444
Real estate - mortgage	31,662	4,654	852,917	12,470	35,816	4,348	844,561	13,484
Land acquisition & development	7,057	1,586	29,738	3,604	13,682	3,809	39,880	5,266
Real estate - construction	1,977	53	56,355	604	2,695	117	64,327	701
Consumer	1,021	257	167,585	2,456	1,472	711	148,166	2,350
Other	-	-	56,346	539	-	-	46,391	451
Unallocated	-	-	-	2,445	-	-	-	2,181
Total	$60,831	$9,187	$1,957,013	$34,045	$74,994	$11,989	$1,851,438	$34,877

20 | Page

Information on impaired loans at June 30, 2013 and December 31, 2012 is reported in the following tables:

	At June 30, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$6,391	$5,248	$5,151	$97	$544
Finance and insurance	687	687	687	-	128
Healthcare	267	267	267	-	28
Real estate services	8,258	8,258	8,258	-	543
Construction	2,733	2,651	2,153	498	631
Wholesale and retail trade	1,271	382	59	323	59
Other	1,634	1,621	1,142	479	704
	21,241	19,114	17,717	1,397	2,637
Real estate - mortgage
Residential & commercial owner-occupied	9,872	9,858	5,925	3,933	1,531
Residential & commercial investor	12,705	12,598	12,598	-	2,849
	22,577	22,456	18,523	3,933	4,380

Land acquisition & development	8,298	7,057	5,864	1,193	1,586

Real estate - construction
Residential & commercial investor	347	261	-	261	-
Consumer	1,021	1,021	1,021	-	257
Total	$53,484	$49,909	$43,125	$6,784	$8,860

21 | Page

	At December 31, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,457	$5,429	$5,304	$125	$593
Finance and insurance	796	796	796	-	160
Healthcare	288	288	288	-	44
Real estate services	7,654	7,654	7,654	-	896
Construction	4,075	4,042	3,688	354	850
Wholesale and retail trade	1,618	426	46	380	33
Other	3,071	2,694	1,404	1,290	428
	22,959	21,329	19,180	2,149	3,004
Real estate - mortgage
Residential & commercial owner-occupied	12,260	10,993	5,904	5,089	1,467
Residential & commercial investor	15,251	15,251	14,788	463	2,531
	27,511	26,244	20,692	5,552	3,998

Land acquisition & development	15,550	13,682	11,831	1,851	3,809

Real estate - construction
Residential & commercial investor	358	271	271	-	15
Consumer	1,472	1,472	1,470	2	711
Total	$67,850	$62,998	$53,444	$9,554	$11,537

(1)

Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

22 | Page

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial
Manufacturing	$5,246	$90	$5,690	$184	$5,286	$165	$4,881	$232
Finance and insurance	703	8	829	14	735	16	721	19
Healthcare	271	4	-	-	276	7	-	-
Real estate services	8,279	72	7,392	61	8,070	145	6,550	121
Construction	2,912	27	2,118	68	3,225	56	1,815	76
Wholesale and retail trade	400	1	754	9	420	8	771	9
Other	1,704	8	2,580	38	2,019	18	2,399	52
	19,515	210	19,363	374	20,031	415	17,137	509
Real estate - mortgage
Residential & commercial owner-occupied	10,386	-	12,058	-	10,693	69	9,943	35
Residential & commercial investor	12,678	102	9,895	144	13,690	189	9,488	205
	23,064	102	21,953	144	24,383	258	19,431	240

Land acquisition & development	7,159	159	11,639	173	9,296	229	10,512	204

Real estate - construction
Residential & commercial investor	263	-	5,181	19	265	-	6,393	30
Consumer	1,179	16	796	-	1,333	26	1,096	1
Total	$51,180	$487	$58,932	$710	$55,308	$928	$54,569	$984

Interest income of $0.5 million and $0.9 million recognized on impaired loans during the three and six months ended June  30, 2013, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.  During the three and six months ended June 30, 2012, interest income on impaired loans of $0.7 million and $1.0 million was recognized, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings during the six months ended June  30, 2013:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2012	$43,321	$11,206	$54,527
New restructurings (1)	2,623	3,379	6,002
Change in accrual status	(9,023)	9,023	-
Paydowns	(7,298)	(7,880)	(15,178)
Charge-offs	-	(600)	(600)
Ending balance at June 30, 2013	$29,623	$15,128	$44,751

(1)

Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years.  However, these troubled debt restructurings were subject to disclosure requirements at June 30, 2013 due to noncompliance with modified terms.

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the

23 | Page

Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Finance and insurance	-	$-	$-	4	$3,426	$3,125
Construction	1	50	33	4	1,465	1,338
Other	2	188	159	3	625	550
	3	238	192	11	5,516	5,013
Real estate - mortgage
Commercial owner-occupied	-	-	-	1	252	250
Commercial investor	-	-	-	1	3,305	3,305
	-	-	-	2	3,557	3,555
Land acquisition & development	-	-	-	4	5,079	4,938
Consumer	1	24	24	1	459	455
Total	4	$262	$216	18	$14,611	$13,961

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	-	$-	$-	7	$5,511	$4,724
Finance and insurance	-	-	-	1	754	742
Real estate services	3	730	718	-	-	-
Construction	1	50	33	6	2,075	1,856
Wholesale and retail trade	-	-	-	1	213	26
Other	4	351	319	10	2,180	2,046
	8	1,131	1,070	25	10,733	9,394
Real estate - mortgage
Commercial owner-occupied	4	3,221	3,169	2	554	545
Residential investor	-	-	-	1	377	237
Commercial investor	2	1,794	1,654	1	3,305	3,305
	6	5,015	4,823	4	4,236	4,087
Land acquisition & development	-	-	-	6	6,205	6,029
Real estate - construction
Residential investor	-	-	-	1	1,078	1,068
Consumer	1	24	24	3	620	612
Total	15	$6,170	$5,917	39	$22,872	$21,190

24 | Page

Troubled debt restructurings during the three and six months ended June 30, 2013 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June 30, 2013.  The Company recognized charge-offs of $0.2 million in conjunction with loans restructured during the three and six months ended June 30, 2012.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the six months ended June 30, 2013 and 2012 are included below:

	For the six months ended June 30,
	2013		2012
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Construction	2	$338	-	$-
Real estate - mortgage
Residential & commercial owner-occupied	1	726	2	3,123
Total	3	$1,064	2	$3,123

At June 30, 2013 and December 31, 2012 there were $1.3 million and $0.1 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at June  30, 2013 and December 31, 2012 are reported in the following table:

	At
(in thousands)	June 30, 2013	December 31, 2012
Commercial
Manufacturing	$240	$131
Finance and insurance	71	79
Healthcare	4	-
Construction	1,064	892
Wholesale and retail trade	382	426
Other	1,138	1,796
Total commercial	2,899	3,324

Real estate - mortgage
Residential & commercial owner-occupied	14,253	10,028
Residential & commercial investor	5,840	751
Total real estate - mortgage	20,093	10,779

Land acquisition & development	2,198	4,655

Real estate - construction
Residential & commercial investor	261	271
Consumer	183	648
Total nonaccrual loans	$25,634	$19,677

25 | Page

The following table summarizes the aging of the Company’s loan portfolio at June  30, 2013.  There were no loans 90 days or more past due and accruing at June 30, 2013.   Recorded investment in loans 90 days or more past due and accruing was immaterial at December 31, 2012.

	At June 30, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$600	$-	$124	$724	$92,146	$92,870
Finance and insurance	-	-	-	-	79,155	79,155
Healthcare	4	-	-	4	98,983	98,987
Real estate services	60	1,414	-	1,474	101,340	102,814
Construction	33	-	603	636	62,263	62,899
Wholesale and retail trade	72	-	117	189	87,302	87,491
Other	-	26	488	514	289,405	289,919
	769	1,440	1,332	3,541	810,594	814,135
Real estate - mortgage
Residential & commercial owner-occupied	70	-	2,300	2,370	439,628	441,998
Residential & commercial investor	552	7,630	-	8,182	435,133	443,315
	622	7,630	2,300	10,552	874,761	885,313

Land acquisition & development	-	-	1,193	1,193	35,587	36,780

Real estate - construction
Residential & commercial owner-occupied	-	-	-	-	13,930	13,930
Residential & commercial investor	-	-	261	261	44,746	45,007
	-	-	261	261	58,676	58,937

Consumer	-	2	15	17	168,628	168,645
Other	91	-	-	91	55,504	55,595
Total loans held for investment	$1,482	$9,072	$5,101	$15,655	$2,003,750	$2,019,405
Unearned net loan fees						(1,561)
Net loans held for investment						$2,017,844

5. Derivatives

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

26 | Page

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

At June  30, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $10.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $22.6 million against its obligations under these agreements.  At June  30, 2013, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2013	2012	classification	2013	2012
Derivatives designated as hedging
instruments under ASC 815:
Cash flow hedge interest rate swap	Other assets	$-	$-	Accrued interest and other liabilities	$5,192	$9,044
Fair value hedge interest rate swap	Other assets	$1,214	$131	Accrued interest and other liabilities	$26	$-

Derivatives not designated as
hedging instruments under ASC 815:
Interest rate swap	Other assets	$6,420	$8,930	Accrued interest and other liabilities	$6,312	$9,352

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.  Accrued interest is included as part of gross amounts of recognized assets and liabilities in the table below.

	At June 30, 2013			At December 31, 2012
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets
Derivatives designated as hedges	$1,214	$(232)	$982	$131	$-	$131
Derivatives not designated as hedges	6,512	(276)	6,236	9,173	-	9,173
Total	$7,726	$(508)	$7,218	$9,304	$-	$9,304

27 | Page

	At June 30, 2013				At December 31, 2012
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(5,218)	$232	$(4,986)	$10,067	$(9,044)	$-	$(9,044)	$13,700
Derivatives not designated as hedges	(6,404)	276	(6,128)	12,579	(9,595)	-	(9,595)	13,739
Total	$(11,622)	$508	$(11,114)	$22,646	$(18,639)	$-	$(18,639)	$27,439

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are received/made on the Company’s variable-rate liabilities. During the next 12 months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

28 | Page

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI		Cash flow hedge component of AOCI
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Beginning of period balance	$(5,046)	$(4,526)	$(5,607)	$(5,275)
Net change	1,827	(1,371)	2,388	(622)
End of period balance	$(3,219)	$(5,897)	$(3,219)	$(5,897)

Fair Value Hedges of Fixed-Rate Assets —  The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At June  30, 2013, the Company had four interest rate swaps with a notional amount of $28.1 million used to hedge the change in the fair value of four commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three and six months ended June 30, 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June 30, 2013, the Company had 118 interest-rate swaps with an aggregate notional amount of $307.5 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Operations and were $0.5 million for the three and six months ended June  30, 2013.  Gains and losses arising from changes in the fair value of these swaps for the three and six months ended June 30, 2012 were immaterial.

6. Employee benefit and stock compensation plans

Stock Options and Awards - During the three and six months ended June 30, 2013, the Company recognized compensation expense (net of estimated forfeitures) of $0.7 million and $1.5 million, respectively, for share-based compensation awards for which the requisite service was rendered in the period compared to $0.5 million and $1.0 million in the relative prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the six months ended June 30, 2013.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2012	1,795,928	$12.42
Granted	67,900	8.89
Exercised	(119,393)	6.44
Forfeited	(365,085)	16.76
Outstanding at June 30, 2013	1,379,350	$11.62
Exercisable at June 30, 2013	1,281,521	$11.94

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 was $2.61 per share.

29 | Page

The following table summarizes changes in stock awards for the six months ended June 30, 2013.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2012	675,354	$5.93
Granted	365,203	8.43
Vested	(213,848)	5.97
Forfeited	(17,733)	7.61
Unvested at June 30, 2013	808,976	$7.01

At June 30, 2013, there was $4.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.2 years.

7. Segments

The Company’s segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.

The Wealth Management segment has historically included the operations of the trust department, CIM and CEB’s wealth transfer business line.  As discussed in Note 1, the Company exited the trust and wealth transfer business lines at December 31, 2012.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The following tables report the results of operations for the three and six months ended June 30, 2013 and 2012 by operating segment.

30 | Page

	Three months ended June 30, 2013
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,068	$1	$-	$2	$89	$26,160
Total interest expense	1,330	-	13	5	1,447	2,795
Provision for loan losses	(822)	-	-	-	(243)	(1,065)
Noninterest income	3,236	576	1,299	3,210	104	8,425
Noninterest expense	8,917	916	1,095	2,711	7,955	21,594
Management fees and allocations	5,042	42	97	123	(5,304)	-
Provision (benefit) for income taxes	7,139	(122)	74	197	(3,289)	3,999
Net income (loss) from continuing operations	7,698	(259)	20	176	(373)	7,262
Net income from discontinued operations	-	-	-	-	-	-
Net income (loss)	$7,698	$(259)	$20	$176	$(373)	$7,262

	Six months ended June 30, 2013
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$52,026	$2	$1	$3	$180	$52,212
Total interest expense	2,754	-	23	10	2,875	5,662
Provision for loan losses	(1,853)	-	-	-	(802)	(2,655)
Noninterest income	5,917	642	2,411	5,720	211	14,901
Noninterest expense	17,132	1,761	2,176	5,204	17,902	44,175
Management fees and allocations	10,519	82	202	239	(11,042)	-
Provision (benefit) for income taxes	14,288	(436)	89	276	(7,424)	6,793
Net income (loss) from continuing operations	15,103	(763)	(78)	(6)	(1,118)	13,138
Net income from discontinued operations	-	-	173	-	-	173
Net income (loss)	$15,103	$(763)	$95	$(6)	$(1,118)	$13,311

31 | Page

	Three months ended June 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,759	$1	$-	$1	$81	$26,842
Total interest expense	1,766	-	13	-	1,439	3,218
Provision for loan losses	(1,841)	-	-	-	21	(1,820)
Noninterest income	2,965	148	951	2,517	(11)	6,570
Noninterest expense	7,424	823	1,198	2,318	10,826	22,589
Management fees and allocations	5,377	41	161	107	(5,686)	-
Provision (benefit) for income taxes	8,161	(260)	(107)	81	(4,645)	3,230
Net income (loss) from continuing operations	8,837	(455)	(314)	12	(1,885)	6,195
Net income (loss) from discontinued operations	-	-	(45)	-	-	(45)
Net income (loss)	$8,837	$(455)	$(359)	$12	$(1,885)	$6,150

	Six months ended June 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$53,235	$4	$-	$1	$196	$53,436
Total interest expense	3,579	-	21	-	2,909	6,509
Provision for loan losses	(1,204)	-	-	-	(686)	(1,890)
Noninterest income	6,395	222	1,918	4,927	25	13,487
Noninterest expense	17,072	1,694	2,347	4,646	20,241	46,000
Management fees and allocations	10,095	81	326	210	(10,712)	-
Provision (benefit) for income taxes	14,684	(563)	(169)	117	(8,459)	5,610
Net income (loss) from continuing operations	15,404	(986)	(607)	(45)	(3,072)	10,694
Net income (loss) from discontinued operations	-	-	(4)	-	-	(4)
Net income (loss)	$15,404	$(986)	$(611)	$(45)	$(3,072)	$10,690

8. Fair Value Measurements

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

32 | Page

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and six months ended June 30, 2013 there were no significant transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities – At June 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company’s TPS are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company holds other single-issuer TPS for which the fair value is determined using broker-dealer quotes and is classified as a Level 3 due to the illiquid nature of this type of security.

Derivative financial instruments – The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below.  The fair values of interest-rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2013 and December 31, 2012, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

when circumstances occur that indicate a change in fair value has occurred.  The Company classified impaired loans as Level 3.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$347,906	$-	$347,906	$-
Trust preferred securities	90,744	53,149	36,612	983
Corporate debt securities	112,739	-	112,739	-
Municipal securities	1,483	-	1,483	-
Total available for sale securities	$552,872	$53,149	$498,740	$983

Derivatives:
Fair value hedge - interest rate swap	$1,214	$-	$1,214	$-
Reverse interest rate swap	6,420	-	6,420	-
Total derivative assets	$7,634	$-	$7,634	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$5,192	$-	$5,192	$-
Fair value hedge - interest rate swap	26	-	26	-
Reverse interest rate swap	6,312	-	6,312	-
Total derivative liabilities	$11,530	$-	$11,530	$-

34 | Page

		Fair value measurements using:
(in thousands)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$359,202	$-	$359,202	$-
U.S. government agencies	3,020	-	3,020	-
Trust preferred securities	89,985	66,004	23,001	980
Corporate debt securities	105,022	-	105,022	-
Municipal securities	940	-	940	-
Total available for sale securities	$558,169	$66,004	$491,185	$980

Derivatives:
Fair value hedge - interest rate swap	$131	$-	$131	$-
Reverse interest rate swap	8,930	-	8,930	-
Total derivative assets	$9,061	$-	$9,061	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,044	$-	$9,044	$-
Reverse interest rate swap	9,352	-	9,352	-
Total derivative liabilities	$18,396	$-	$18,396	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the six	For the year
	months ended	months ended	ended
(in thousands)	June 30, 2013	June 30, 2013	December 31, 2012
Beginning balance	$983	$980	$1,990
Purchases	-	-	980
Realized loss on OTTI	-	-	(297)
Paydowns	-	-	(340)
Sales	-	-	(2,500)
Unrealized gain included in OCI	-	3	1,147
Ending balance	$983	$983	$980

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At June 30, 2013	$14,757	$-	$-	$14,757
At December 31, 2012	$16,146	$-	$-	$16,146

35 | Page

During the three and six months ended June 30, 2013, the Company recorded a $2.1 million provision for loan loss reversal and a $1.6 million loan loss provision, respectively.  For the three and six months ended June 30, 2013 the Company recorded net charge-offs of $0.6 million and $1.0 million on impaired loans, respectively.

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

Other real estate owned (OREO) – OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  It has been the Company’s experience that appraisals quickly become outdated due to the volatile real estate environment.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan.  Other repossessed assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At June 30, 2013	$7,288	$-	$-	$7,288	$1,051
At December 31, 2012	$10,914	$-	$-	$10,914	$(1,403)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2013	December 31, 2012
OREO recorded at fair value	$7,288	$10,914
Estimated selling costs	(103)	(337)
OREO	$7,185	$10,577

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the six months ended June 30, 2013:

(in thousands)		OREO
Beginning OREO balance		$10,577
Foreclosed loans	211
Transferred in		211
OREO sales		(4,654)
Net gain on sale and valuation adjustments		1,051
Ending OREO balance		7,185
Estimated selling costs		103
OREO recorded at fair value		$7,288

36 | Page

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Weighted Average %	Range
Impaired loans:
Commercial	$1,500	Property appraisals (1)	Management discount for property type and recent market volatility	44%	0% - 80%
Real estate - mortgage	10,952	Property appraisals (1)	Management discount for property type and recent market volatility	21%	10% - 55%
Land acquisition & development	2,044	Property appraisals (1)	Management discount for property type and recent market volatility	27%	20% - 30%
Real estate - construction	261	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10%
Total	$14,757

OREO:
Commercial	$4,083	Property appraisals (1)	Management discount for property type and recent market volatility	21%	10% - 40%
Land acquisition & development	3,205	Property appraisals (1)	Management discount for property type and recent market volatility	25%	20% - 30%
Total	$7,288

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2013 and December 31, 2012.

37 | Page

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$68,587	$68,587	$65,893	$65,893
Restricted cash	-	-	4,540	4,540
Investment securities available for sale	552,872	552,872	558,169	558,169
Investment securities held to maturity	12,389	12,333	5,459	5,466
Other investments	10,784	10,784	8,037	8,037
Loans — net	1,974,612	1,931,785	1,879,566	1,885,648
Accrued interest receivable	9,211	9,211	8,354	8,354
Interest rate swaps	7,634	7,634	9,061	9,061

Financial liabilities:
Deposits	$2,035,971	$2,036,445	$2,129,260	$2,129,835
Other short-term borrowings	155,000	155,000	-	-
Securities sold under agreements to repurchase	133,402	142,738	127,887	138,113
Accrued interest payable	592	592	461	461
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	20,984	21,197	20,984	21,592
Interest rate swaps	11,530	11,530	18,396	18,396

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

38 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2013:

At June 30, 2013
(in thousands)	Company	Bank
Shareholders' equity	$266,679	$284,223
Disallowed intangible assets	(3,112)	-
Unrealized gain on available for sale securities	(5,202)	(5,202)
Unrealized loss on cash flow hedges	3,219	-
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier I regulatory capital	$331,576	$279,021

Subordinated notes payable	$20,984	$-
Allowance for loan losses	28,723	28,341
Total risk-based regulatory capital	$381,283	$307,362

	Company			Bank
At June 30, 2013	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$331,576	$381,283	$331,576	$279,021	$307,362	$279,021
Well-capitalized requirement	137,002	228,336	132,156	135,189	225,316	130,583
Regulatory capital - excess	$194,574	$152,947	$199,420	$143,832	$82,046	$148,438
Capital ratios	14.5%	16.7%	12.5%	12.4%	13.6%	10.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

39 | Page

10.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

	Three months ended		Six months ended
Other noninterest income	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Loan Fees	$407	$373	$734	$600
Other customer service fees	403	355	783	717
Private equity investment income	74	466	350	1,869
Interest rate swap fees	812	177	948	46
Other	296	362	637	723
Total	$1,992	$1,733	$3,452	$3,955

	Three months ended		Six months ended
Other noninterest expense	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Marketing and business development	$681	$624	$1,420	$1,339
Service contracts	920	809	1,674	1,555
Professional fees	599	604	1,220	1,176
Office supplies and delivery	391	338	766	746
Other	725	765	1,533	1,491
Total	$3,316	$3,140	$6,613	$6,307

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012. For a discussion of the segments included in our principal activities, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Executive Summary

CoBiz Financial Inc. is a $2.7 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: Commercial Banking, Investment Banking, Wealth Management and Insurance.

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

Industry Overview

At the June 2013 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that while the unemployment rate remains elevated, labor market conditions have improved.  The FOMC currently anticipates that the low range of the target federal funds rate will remain appropriate for as long as the unemployment rate is above 6.5% and inflation is projected to be no more than a half percentage point

40 | Page

above the Committee’s 2% goal. To support the economic recovery and to help ensure inflation is near the Committee’s goal, the FOMC decided to continue purchasing additional agency mortgage backed and longer-term Treasury securities at a combined pace of $85 billion each month.  This is intended to keep downward pressure on longer-term interest rates, support mortgage markets and help make broader financial conditions more accommodative.  The FOMC intends to closely monitor new economic and financial developments and will continue to employ its policy tools as appropriate until the outlook for the labor market has improved substantially in a context of price stability.  When the FOMC decides to begin removing policy accommodation, it plans to take a balanced approach consistent with its employment and inflation goals.

Labor markets have improved in 2013 with the national unemployment rate decreasing to 7.6% in June, down from respective averages of 8.1% and 8.9% in 2012 and 2011 and the lowest level since December 2008.  In February 2013, nonfarm payroll employment increased in 42 states and decreased in 8 states and the District of Columbia.  Between February 2012 and February 2013, Colorado and Arizona were two of the states noted as having statistically significant employment increases at 2.7% and 1.9%, respectively.

In the first quarter of 2013, FDIC insured commercial banks and savings institutions reported combined earnings of $40.3 billion, 16% higher than the first quarter of 2012, which drove an average ROA of 1.12%, the highest quarterly ROA since the second quarter of 2007.  Earnings increases  were due to improvement in noninterest income and reduced loan loss provisions, offset by a decline in net interest income.  The provision for loan losses continued to decline for the 14th consecutive quarter, with more than half of all institutions reporting lower loss provisions.  The increase in noninterest income and lower loss provisions helped offset an eight basis point decline in the net interest margin.  The average net interest margin continued to erode as it fell to 3.27% for the first quarter of 2013, the lowest quarterly total since the fourth quarter of 2006.

On July 2, 2013, one year after issuing notices of proposed rulemaking, the Federal Reserve Board approved a final rule to implement the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FDIC and the Office of the Comptroller of the Currency subsequently approved the final rule on July 9, 2013.  The rule becomes effective for large banks subject to the advanced approaches risk-based capital rules on January 1, 2014.  Non-advanced approaches banks will implement the final rule beginning January 1, 2015, the implementation date for the Company.  The final rule minimizes the impact on smaller, less complex financial institutions.  Key highlights of the final rule for non-advanced approaches banks such as the Company include:

•	A provision of a one-time opt-out from the recognition of AOCI unrealized gains and losses in regulatory capital. This will reduce potential volatility in regulatory capital ratios.
•	The residential mortgage risk-weighting approach in the notice of proposed rulemaking was removed in the final rule. Institutions will continue to use the existing risk-weighting approach.
•

Institutions with less than $15 billion in assets will be allowed to include certain non-qualifying capital instruments in regulatory capital that were issued prior to May 19, 2010.  The Company’s $70.0 million of TPS issued by its wholly-owned trusts will continue to be included in regulatory capital.

•	Overall, minimum requirements will increase for both the quantity and quality of capital held by institutions.

Financial and Operational Highlights

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company sold its wealth transfer division that focused on high-end life insurance and closed its trust department during the fourth quarter of 2012.  The results of operations related to these areas have been reported as discontinued operations.  The prior period disclosures in the following section of this report have been adjusted to conform to the new presentation.  Noted below are some of the Company’s significant financial performance measures and operational results for the first six months of 2013:

•	Net income and earnings per share improved for the three and six months ended June 30, 2013 over the prior year.

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net interest income before provision	$23,365	$23,624	$46,550	$46,927
Provision for loan losses	(1,065)	(1,820)	(2,655)	(1,890)
Noninterest income	8,425	6,570	14,901	13,487
Net income	7,262	6,150	13,311	10,690

Diluted earnings per common share	$0.18	$0.14	$0.32	$0.24
Net interest margin	3.85%	4.19%	3.90%	4.21%
Return on average assets	1.09%	1.00%	1.02%	0.88%
Return on average shareholders' equity	10.93%	10.22%	10.19%	9.20%

41 | Page

•	Credit quality improvements resulted in a negative provision for loan losses for the three and six months ended June 30, 2013 and 2012.

•

The net interest margin decreased 34 basis points to 3.85% and 31 basis points to 3.90% during the three and six months ended June 30, 2013, respectively, over the same periods in the prior year.  The decreases were primarily due to the low rate environment that has accelerated prepayments on higher yielding investments and lowered the yield on new lending activity.

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2013	2012
Total assets	$2,738,749	$2,653,641
Total loans	2,017,844	1,926,432
Total deposits	2,035,971	2,129,260
Total shareholders' equity	266,679	257,051

Allowance for loan losses	$43,232	$46,866
Nonperforming assets	32,819	30,289
Allowance for loan and credit losses to total loans	2.14%	2.43%
Nonperforming assets to total assets	1.20%	1.14%

•

The loan portfolio at June 30, 2013 increased $91.4 million, or 4.7%, over the balance at December 31, 2012.  After being relatively flat in the first quarter of the year, loan growth accelerated in the second quarter of 2013.  Most of the increase in the current year came from the commercial loan category, which has increased $83.7 million in 2013.

•

The allowance for loan and credit losses decreased to 2.14% of total loans at June 30, 2013, from 2.43% at December 31, 2012, driven by an improvement in credit quality.  While total nonperforming loans increased $5.9 million in the first half of 2013, the amount of classified loans decreased $16.9 million during the same period.

•

OREO decreased 32.1% to $7.2 million during the first half of 2013, the lowest level since its peak in February 2009.  Approximately 75% of the OREO balance is comprised of one Colorado property of $5.4 million.

•

An increase in interest rates during the second quarter of 2013 negatively impacted the value of the investment portfolio.  The unrealized gain on investments decreased $8.4  million during the first half of 2013.  Offsetting this decrease was a reduction in the unrealized loss on derivatives of $3.9 million.  In combination, on a tax-effected basis these items reduced shareholders’ equity by $2.9 million in the first half of 2013.

•	Noninterest-bearing demand deposits totaled $865.4 million at June 30, 2013 and comprise 42.5% of total deposits.

•

In response to the expiration of the unlimited FDIC insurance, the Company began offering a new demand deposit product in 2013 similar to CDARS, discussed below.  This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  The Company had $13.1 million in this deposit category at June 30, 2013.  The Company does not consider these deposits as brokered deposits since customer transactions generated the activity.

•

On July 10, 2013, the Company announced its plans to enter two new markets in Colorado and the formation of a private banking division.  Subject to regulatory approval, the Company will open bank locations in Fort Collins and Colorado Springs.

•	The Company’s total risk-based capital ratio was 16.7% at June 30, 2013, compared to 16.5% at the end of 2012.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles

42 | Page

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At June 30, 2013 there were $560.5 million or 20.5% of total assets recorded at fair value on a recurring basis consisting of $552.9 million in available for sale securities and $7.6 million in derivative instruments.  At June 30, 2013, $11.5 million or 0.5% of total liabilities represents liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities. Assets recorded at fair value on a nonrecurring basis at June 30, 2013, consist of impaired loans totaling $14.8 million or 0.5% of total assets.

At June 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, which are considered by the Company an unobservable input (Level 3), totaled $1.0 million at June 30, 2013.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the report date.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at June 30, 2013 and December 31, 2012, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At June 30, 2013, the Company has recorded net deferred tax assets of $27.8 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning

43 | Page

strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  The Company did not have a valuation allowance at June 30, 2013 or December 31, 2012.

Financial Condition

Total assets at June 30, 2013 were $2.74 billion, increasing $85.1 million or 3.2% from $2.65 billion at December 31, 2012.  Assets are comprised primarily of loans net of allowance for losses and investment securities, accounting for over 93% of total assets.  Total liabilities at June 30, 2013, were $2.47 billion, increasing $75.5 million or 3.1% from $2.40 billion at December 31, 2012.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 88% of total liabilities.  Shareholder equity at June 30, 2013 was $266.7 million, increasing $9.6 million or 3.7% from $257.1 million at December 31, 2012.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 21.0% of total assets at June 30, 2013, compared to 21.5% at December 31, 2012.

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

The net unrealized gain on available for sale securities decreased $8.4 million to $8.4 million at June 30, 2013 from $16.8 million at December 31, 2012, as a result of the shift in the yield curve during the current quarter.  The Company did not recognize any OTTI in earnings during the three and six months ended June 30, 2013.

				Net	% of
AVAILABLE FOR SALE SECURITIES	At June 30, 2013		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$341,111	$347,906	62.9%	$6,795	81.0%
Trust preferred securities	90,641	90,744	16.4	103	1.2
Corporate debt securities	111,226	112,739	20.4	1,513	18.0
Municipal securities	1,505	1,483	0.3	(22)	(0.2)
Total available for sale securities	$544,483	$552,872	100.0%	$8,389	100.0%

Loans.  Gross loans held for investment increased by $91.4 million to $2.02 billion at June 30, 2013, from $1.93 billion at December 31, 2012. During the six months ended June 30, 2013, the Company advanced $227.6 million in new credit relationships and an additional $168.6 million on existing lines.  Offsetting credit extensions were paydowns, maturities and transfers to OREO of $302.1 million and gross charge-offs of $2.8 million.

	At June 30, 2013		At December 31, 2012		At June 30, 2012
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$813,186	41.2%	$729,442	38.8%	$628,327	36.6%
Owner-occupied real estate	442,132	22.4	434,384	23.1	431,968	25.2
Investor real estate	442,447	22.4	445,993	23.7	400,673	23.4
Land acquisition & development	36,795	1.9	53,562	2.8	56,455	3.3
Real estate - construction	58,332	2.9	67,022	3.6	65,761	3.8
Consumer	168,606	8.5	149,638	8.0	132,510	7.7
Other	56,346	2.9	46,391	2.5	50,994	3.0
Total loans	2,017,844	102.2	1,926,432	102.5	1,766,688	103.0
Allowance for loan losses	(43,232)	(2.2)	(46,866)	(2.5)	(51,101)	(3.0)
Total net loans	$1,974,612	100.0%	$1,879,566	100.0%	$1,715,587	100.0%

The commercial and consumer loan segments drove loan growth during the first six months of 2013.  Commercial loans increased $83.7 million or 11% while consumer lending, primarily jumbo mortgages, increased $19.0 million or 13% since

44 | Page

the beginning of 2013.  The land A&D segment continued to paydown as result of ongoing efforts to reduce high-risk loan concentration levels and at June 30, 2013, makes up less than 2% of total loans.

The allowance for loan losses decreased $3.6 million during the six months ended June 30, 2013, through net charge-offs of $1.0 million and release of net excess reserves of $2.6  million.  The reduction in the allowance for loan losses even as lending grows is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 4 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $3.8 million to $27.8 million at June 30, 2013, from $31.6 million at December 31, 2012. The decrease was primarily related to the tax effect of the following events during the first six months of 2013:  decline in the allowance for loan and credit losses ($1.4 million); settlement of bonus, stock, and deferred compensation obligations ($3.2 million); valuation changes in the derivatives portfolio ($1.5 million); and other items ($0.9 million).  Offsetting these items was an unfavorable change in unrealized gains in the available for sale securities portfolio ($3.2 million).

Other Real Estate Owned.  OREO decreased $3.4 million to $7.2 million at June 30, 2013, from $10.6 million at December 31, 2012.  During the six months ended June 30, 2013, the Company received proceeds of $4.7 million on the sale of four Colorado properties and one Arizona property.  Gains recognized on OREO were $1.1 million during the first six months of 2013.  At June 30, 2013, $1.2 million of OREO was in Arizona and $6.0 million was in Colorado.

Other Assets. Other assets were $22.4 million at June 30, 2013, down $10.5 million compared to December 31, 2012.  The decrease during the first six months of 2013 related primarily to repayment by the FDIC of the Company’s prepaid assessment ($1.0 million), release of restricted cash held with a correspondent bank ($4.5 million), decrease in the fair market value of derivatives assets ($2.1 million) and decreases in fees receivable ($1.9 million).

Deposits.  Total deposits decreased  $93.3 million to $2.04 billion at June 30, 2013 from $2.13 billion at December 31, 2012.  NOW and money market, savings and interest-bearing demand deposits were the primary contributors to the deposit decrease in the first six months of 2013.  Noninterest-bearing deposits have accounted for more than 40% of total deposits since the third quarter of 2012 and were 42.5% at June 30, 2013.   At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired and as a result funds deposited in noninterest-bearing deposit accounts will no longer receive unlimited deposit insurance coverage by the FDIC.  All depositors’ accounts, including all non-interest bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000.  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS  (discussed below) that provides  a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  While the Company does not believe there will be a significant outflow of deposits due to the expiration of unlimited FDIC insurance, if this were to occur, the Company’s liquidity and results of operations may be negatively impacted.

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

45 | Page

	At June 30, 2013		At December 31, 2012		At June 30, 2012
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
NOW and money market	$797,179	36.7%	$866,250	38.4%	$767,102	37.0%
Interest-bearing demand	101,194	4.7	118,433	5.2	115,684	5.6
Savings	11,612	0.5	24,813	1.1	10,278	0.5
Certificates of deposits under $100	29,359	1.4	30,058	1.3	31,399	1.5
Certificates of deposits $100 and over	136,077	6.3	148,184	6.6	166,938	8.1
Reciprocal CDARS	95,157	4.4	82,127	3.6	94,336	4.5
Total interest-bearing deposits	1,170,578	54.0	1,269,865	56.2	1,185,737	57.2
Noninterest-bearing demand deposits	865,393	39.9	859,395	38.1	761,252	36.7
Customer repurchase agreements	133,402	6.1	127,887	5.7	127,144	6.1
Total deposits and customer repurchase agreements	$2,169,373	100.0%	$2,257,147	100.0%	$2,074,133	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase (customer repos) are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repos to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Customer repos increased 4% during the first six months 2013 and as a percentage of total deposits and customer repos were stable compared to December 31, 2012.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the Federal Home Loan Bank (FHLB).  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At June 30, 2013, the Company had $155.0 million in short-term borrowings outstanding and no short-term borrowings outstanding at December 31, 2012.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $8.3 million to $54.5 million at June 30, 2013.  The increase is attributed to changes in unsettled trade date security purchases ($28.3 million) offset by decreases in income tax accruals ($2.6 million), settlement of bonus and deferred compensation items ($5.8 million), a decrease in the fair market value of derivative liabilities ($7.5 million) and a decrease in other liabilities ($4.1 million).

46 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
INCOME STATEMENT	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Interest income	$26,160	$26,842	$(682)	(2.5)%	$52,212	$53,436	$(1,224)	(2.3)%
Interest expense	2,795	3,218	(423)	(13.1)	5,662	6,509	(847)	(13.0)
NET INTEREST INCOME BEFORE PROVISION	23,365	23,624	(259)	(1.1)	46,550	46,927	(377)	(0.8)
Provision for loan losses	(1,065)	(1,820)	755	(41.5)	(2,655)	(1,890)	(765)	40.5
NET INTEREST INCOME AFTER PROVISION	24,430	25,444	(1,014)	(4.0)	49,205	48,817	388	0.8
Noninterest income	8,425	6,570	1,855	28.2	14,901	13,487	1,414	10.5
Noninterest expense	21,594	22,589	(995)	(4.4)	44,175	46,000	(1,825)	(4.0)
INCOME BEFORE INCOME TAXES	11,261	9,425	1,836	19.5	19,931	16,304	3,627	22.2
Provision for income taxes	3,999	3,230	769	23.8	6,793	5,610	1,183	21.1
NET INCOME FROM CONTINUING OPERATIONS	7,262	6,195	1,067	17.2	13,138	10,694	2,444	22.9
Net income (loss) from discontinued operations	-	(45)	45	(100.0)	173	(4)	177	nm
NET INCOME	$7,262	$6,150	$1,112	18.1%	$13,311	$10,690	$2,621	24.5%

nm = not meaningful

Annualized return on average assets for the three and six months ended June 30, 2013 increased to 1.09% and 1.02%, respectively, compared to 1.00% and 0.88% during the comparable prior year periods.  Annualized return on average shareholders’ equity for the three and six months ended June 30, 2013 was 10.93% and 10.19%, respectively, compared to 10.22% and 9.20% for the corresponding prior year periods.  Improvement in both earnings metrics is attributable to the negative provision for loan losses, an increase in contributions by fee-based business lines, and a reduction in noninterest expenses.   Noninterest income as a percentage of operating revenue increased to 26.50% and 24.25% for the three and six months ended June 30, 2013, respectively, compared to 21.76% and 22.32% during the corresponding prior year periods.  The Company’s efficiency ratio was 71.20% and 73.43% for the three and six months ended June 30, 2013, respectively, compared to 74.32% and 75.55% during the corresponding prior year periods.

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

47 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013			2012
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$19,918	$23	0.46%	$21,379	$24	0.44%
Investment securities (1)	558,464	4,175	2.99%	629,087	5,331	3.39%
Loans (1)(2)	1,968,674	22,611	4.54%	1,712,917	21,937	5.07%
Allowance for loan losses	(45,426)			(53,319)
Total interest-earning assets	$2,501,630	$26,809	4.16%	$2,310,064	$27,292	4.57%

Noninterest-earning assets	161,284			166,872
Total assets	$2,662,914			$2,476,936

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$816,593	$695	0.34%	$764,077	$938	0.49%
Interest-bearing demand	109,991	109	0.40%	110,928	137	0.50%
Savings	11,498	2	0.07%	10,386	3	0.12%
Certificates of deposit
Reciprocal	88,897	92	0.42%	94,652	115	0.49%
Under $100	29,585	38	0.52%	31,758	50	0.63%
$100 and over	139,585	207	0.59%	165,506	308	0.75%
Total interest-bearing deposits	$1,196,149	$1,143	0.38%	$1,177,307	$1,551	0.53%
Other borrowings
Securities sold under agreements to repurchase	149,203	82	0.22%	125,525	97	0.31%
Other short-term borrowings	96,730	69	0.28%	85,812	68	0.31%
Long-term debt	93,150	1,501	6.37%	93,150	1,502	6.38%
Total interest-bearing liabilities	$1,535,232	$2,795	0.72%	$1,481,794	$3,218	0.87%
Noninterest-bearing demand account	834,060			716,149
Total deposits and interest-bearing liabilities	2,369,292			2,197,943
Other noninterest-bearing liabilities	27,096			36,895
Total liabilities	2,396,388			2,234,838
Total equity	266,526			242,098
Total liabilities and equity	$2,662,914			$2,476,936
Net interest income - taxable equivalent		$24,014			$24,074
Net interest spread			3.44%			3.70%
Net interest margin			3.85%			4.19%
Ratio of average interest-earning assets to
average interest-bearing liabilities	162.95%			155.90%

48 | Page

	For the six months ended June 30,
	2013			2012
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$18,337	$50	0.54%	$21,327	$50	0.46%
Investment securities (1)	560,949	8,472	3.02%	632,007	10,730	3.40%
Loans (1)(2)	1,941,758	44,951	4.60%	1,680,561	43,473	5.12%
Allowance for loan losses	(46,146)			(54,380)
Total interest-earning assets	$2,474,898	$53,473	4.22%	$2,279,515	$54,253	4.60%

Noninterest-earning assets	164,773			171,450
Total assets	$2,639,671			$2,450,965

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$831,308	$1,485	0.36%	$765,466	$1,926	0.51%
Interest-bearing demand	114,438	232	0.41%	107,044	293	0.55%
Savings	14,973	5	0.07%	10,632	6	0.11%
Certificates of deposit
Reciprocal	85,446	186	0.44%	92,080	228	0.50%
Under $100	29,674	78	0.53%	32,554	109	0.67%
$100 and over	142,046	446	0.63%	166,480	635	0.77%
Total interest-bearing deposits	$1,217,885	$2,432	0.40%	$1,174,256	$3,197	0.55%
Other borrowings
Securities sold under agreements to repurchase	146,982	166	0.22%	128,283	204	0.31%
Other short-term borrowings	57,005	79	0.28%	67,745	104	0.30%
Long-term debt	93,150	2,985	6.37%	93,150	3,004	6.38%
Total interest-bearing liabilities	$1,515,022	$5,662	0.75%	$1,463,434	$6,509	0.89%
Noninterest-bearing demand account	827,273			715,844
Total deposits and interest-bearing liabilities	2,342,295			2,179,278
Other noninterest-bearing liabilities	34,080			38,141
Total liabilities	2,376,375			2,217,419
Total equity	263,296			233,546
Total liabilities and equity	$2,639,671			$2,450,965
Net interest income - taxable equivalent		$47,811			$47,744
Net interest spread			3.47%			3.71%
Net interest margin			3.90%			4.21%
Ratio of average interest-earning assets to
average interest-bearing liabilities	163.36%			155.76%

(1)  Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)  Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)  Yields have been adjusted to reflect a tax-equivalent basis where applicable.

49 | Page

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2013 of $24.0 million and $47.8 million, respectively, remained consistent with prior year periods.  Average interest-earning assets for the three and six months ended June 30, 2013 increased $191.6 million and $195.4 million to $2.50 billion and $2.47 billion, respectively. Growth in interest-earning assets was driven primarily by a $263.7 million and $269.4 million increase in average net loans during the three and six months ended June 30, 2013, respectively.  The positive effect of interest-earning asset growth on the net interest margin was offset by lower yields due to the current low interest rate environment.  The tax-equivalent net interest margin dropped to 3.85% and 3.90% during the three and six months ended June 30, 2013, respectively, from 4.19% and 4.21% during the corresponding prior year periods.  During the three and six months ended June 30, 2013, average yields on interest-earning assets decreased 41 basis points and 38 basis points, respectively, from the comparable prior-year periods.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost decreased to 23 basis points and 24 basis points for the three and six months ended June 30, 2013, respectively, down from 33 basis points and 34 basis points in the comparable prior year quarters.  Average rates on total interest-bearing liabilities for the three and six months ended June 30, 2013 decreased 14 basis points to 0.72% and 0.75%, respectively, driven primarily by lower rates on NOW and money market deposits and CDs.

The following table presents noninterest income for the three and six months ended June 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
NONINTEREST INCOME	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Service charges	$1,352	$1,221	$131	10.7%	$2,680	$2,465	$215	8.7%
Investment advisory income	1,295	951	344	36.2	2,407	1,918	489	25.5
Insurance income	3,210	2,517	693	27.5	5,720	4,927	793	16.1
Investment banking income	576	148	428	289.2	642	222	420	189.2
Other income	1,992	1,733	259	14.9	3,452	3,955	(503)	(12.7)
Total noninterest income	$8,425	$6,570	$1,855	28.2%	$14,901	$13,487	$1,414	10.5%

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

Investment Advisory and Trust Income.  Investment advisory and trust income increased $0.3 million and $0.5 million during the three and six months ended June 30, 2013 over the comparable prior year periods.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the first six months of 2013 grew approximately 5% compared to the first six months of 2012 and totaled $764.7 million at June 30, 2013.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Revenue for these business lines for the three and six months ended June 30, 2013 increased $0.7 million and $0.8 million, respectively, over the comparable prior year periods on higher income from benefits consulting.  Benefits consulting contributed 49% of total insurance income and P&C contributed 51% in the six months ended June 30, 2013, compared to 47% and 53%, respectively, in the same period in 2012.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. During the three and six months ended June 30, 2013 investment banking revenues increased $0.4 million, over the comparable prior year periods as a result an increase in the number of active engagements.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign

50 | Page

exchange fees and safe deposit income.  Other income for the three and six months ended June 30, 2013 increased $0.3 million and decreased $0.5 million, respectively, from the comparable prior year periods.   An increase in customer swap fee income was the primary driver of the three-month increase over prior year.  The year-to-date decline in other income is primarily attributed to lower income from the Company’s equity method investments offset by a positive change in the fair value of the interest rate swap portfolio. Income from both sources can be volatile and is dependent on the volume and size of customers entering into interest rate swap transactions or activities in the underlying investment.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
NONINTEREST EXPENSE	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Salaries and employee benefits	$14,720	$13,790	$930	6.7%	$29,204	$28,465	$739	2.6%
Share-based compensation expense	746	511	235	46.0	1,494	991	503	50.8
Occupancy expenses, premises and equipment	3,155	3,335	(180)	(5.4)	6,459	6,771	(312)	(4.6)
Amortization of intangibles	159	133	26	19.5	359	266	93	35.0
FDIC and other assessments	440	390	50	12.8	878	881	(3)	(0.3)
Other real estate owned and loan workout costs	97	761	(664)	(87.3)	288	1,337	(1,049)	(78.5)
Net OTTI on securities recognized in earnings	-	7	(7)	(100.0)	-	262	(262)	(100.0)
(Gain) loss on securities, other assets and OREO	(1,039)	522	(1,561)	(299.0)	(1,120)	720	(1,840)	(255.6)
Other expense	3,316	3,140	176	5.6	6,613	6,307	306	4.9
Total noninterest expense	$21,594	$22,589	$(995)	(4.4)%	$44,175	$46,000	$(1,825)	(4.0)%

Salaries and Employee Benefits.  Salaries and employee benefit expense increased 6.7% or $0.9 million and 2.6% or $0.7 million for the three and six months ended June 30, 2013, respectively. The increase relates to annual cost of living and merit increases effective in the second quarter of 2013 and to an increase in variable compensation due to an increase in fee-based income.  The Company had 502 full-time equivalent employees at June 30, 2013, down from 506 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and six months ended June 30, 2013 compared to the prior year periods due to the issuance of restricted stock during the first quarter of 2013 coupled with an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs remained relatively stable during the three and six months ended June 30, 2013 with a 5.4% or $0.2 million and a 4.6% or $0.3 million decrease over the comparable prior year periods due to lower rent and depreciation expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC and other assessments decreased 12.8% or $0.1 million for the three months ended June 30, 2013, compared to the prior year period.  Year-to-date, FDIC and other assessments remained stable compared to prior year.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased 87.3% or $0.7 million and 78.5% or $1.0 million during the three and six months ended June 30, 2013 compared to the corresponding prior year periods.  These costs are directly correlated to levels of nonperforming assets during these periods and consistent with the continued declines in nonperforming assets.  Nonperforming assets were $32.8 million and $38.6 million at June 30, 2013 and 2012, respectively, improving 15% year-over-year.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities represent credit losses recognized on available for sale securities.  OTTI recognized during the three and six months ended June 30, 2012 related solely to private-label MBS that were credit impaired and were sold in 2012.

51 | Page

(Gain) Loss on Securities, Other Assets, and OREO. (Gain) loss on securities, other assets and OREO recognized for the periods presented were comprised of the following:

			2013 vs 2012				2013 vs 2012
	(Gain) loss for the three months ended June 30,		Increase (decrease)		(Gain) loss for the six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Available for sale securities	$(478)	$(548)	$70	(12.8)%	$(489)	$(769)	$280	(36.4)%
OREO	(561)	1,070	(1,631)	(152.4)	(1,051)	1,489	(2,540)	(170.6)
Other	-	-	-	-	420	-	420	100.0
	$(1,039)	$522	$(1,561)	(299.0)%	$(1,120)	$720	$(1,840)	(255.6)%

The Company sold three and five OREO during the three and six months ended June 30, 2013 resulting in gains of $0.6 million and $1.1 million, respectively.  Gains on investment securities in the periods presented related primarily to TPS that were called by the issuers.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier).  Other operating expenses for the three and six months ended June 30, 2013 were not significantly changed from the year earlier periods.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2013	2012	Increase	2013	2012	Decrease
Provision for loan losses	$(1,065)	$(1,820)	$755	$(2,655)	$(1,890)	$(765)
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$(1,065)	$(1,820)	$755	$(2,655)	$(1,890)	$(765)

The improvement in credit quality over the prior year, as reflected by a decrease in classified loans and charge-offs, has resulted in negative loan and credit loss provisions.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $16.9 million to $64.3 million at June 30, 2013 from December 31, 2012.  At June 30, 2013, the allowance for loan and credit losses decreased to 2.14% of total loans from 2.43% at December 31, 2012, and 2.89% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans decreased to 168.65% at June 30, 2013 from 237.75% at December 31, 2012 and 204.95% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  During the three and six months ended June 30, 2013, the Company had $0.6 million and $1.0 million in net charge-offs, respectively.  During the three and six months ended June 30, 2012, the Company had $0.1 million net recoveries and $2.6 million net charge-offs, respectively.

The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit.  While the allowance for loan losses is recorded as a contra-asset to the loan portfolio

52 | Page

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

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance of allowance for loan losses at beginning of period	$46,866	$55,629	$55,629
Charge-offs:
Commercial	(188)	(1,122)	(835)
Real estate - mortgage	(1,860)	(2,789)	(1,027)
Land acquisition & development	(632)	(3,135)	(2,239)
Real estate - construction	-	(867)	(337)
Consumer	(101)	(653)	(701)
Other	(2)	(34)	(12)
Total charge-offs	(2,783)	(8,600)	(5,151)
Recoveries:
Commercial	791	2,021	1,404
Real estate - mortgage	467	746	400
Land acquisition & development	462	1,757	607
Real estate - construction	53	3	-
Consumer	31	43	102
Total recoveries	1,804	4,570	2,513
Net charge-offs	(979)	(4,030)	(2,638)
Provision for loan losses charged to operations	(2,655)	(4,733)	(1,890)
Balance of allowance for loan losses at end of period	$43,232	$46,866	$51,101

Balance of allowance for credit losses at beginning of period	$-	$35	$35
Provision for credit losses charged to operations	-	(35)	-
Balance of allowance for credit losses at end of period	$-	$-	$35

Total provision for loan and credit losses
charged to operations	$(2,655)	$(4,768)	$(1,890)

Ratio of net charge-offs to average loans	0.05%	0.23%	0.16%

Average loans outstanding during the period	$1,941,758	$1,743,473	$1,680,561

Allowance for loan and credit losses	$43,232	$46,866	$51,136

53 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2013	2012	2012
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$35	$-
Nonaccrual loans:
Commercial	2,899	3,324	3,069
Real estate - mortgage	20,093	10,779	13,536
Land acquisition & development	2,198	4,655	6,282
Real estate - construction	261	271	1,228
Consumer and other	183	648	835
Total nonaccrual loans	25,634	19,677	24,950
Total nonperforming loans	25,634	19,712	24,950
OREO and repossessed assets	7,185	10,577	13,651
Total nonperforming assets	$32,819	$30,289	$38,601

Performing renegotiated loans	$29,623	$43,321	$36,010
Classified loans	$64,300	$81,205	$98,136

Allowance for loan losses	$43,232	$46,866	$51,101
Allowance for credit losses	-	-	35
Allowance for loan and credit losses	$43,232	$46,866	$51,136
Nonperforming assets to total assets	1.20%	1.14%	1.53%
Nonperforming loans to total loans	1.27%	1.02%	1.41%
Nonperforming loans and OREO to total loans and OREO	1.62%	1.56%	2.17%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.14%	2.43%	2.89%
Allowance for loan and credit losses to nonperforming loans	168.65%	237.75%	204.95%

Nonperforming assets increased $2.5 million or 8.4% at June 30, 2013, from December 31, 2012 and decreased $5.8 million or 15.0% from the comparable prior year period.  The increase in nonperforming assets from the end of 2012 is attributed to two Arizona real-estate mortgage credits transferred to nonaccrual status.  Approximately 36% or $11.9 million of nonperforming assets at June 30, 2013 were concentrated in Colorado, while the remaining 64% or $20.9 million were in Arizona.  Nonperforming loans represent 78% of total nonperforming assets with the remaining 22% comprised of OREO and repossessed assets.  Nonperforming loans of $25.6 million are concentrated primarily within the real estate – mortgage (78%), land A&D (9%), and commercial (11%) loan segments.  OREO decreased $3.4 million and $6.5 million from December 31, 2012 and June 30, 2012, respectively, primarily as a result of the overall improvement in asset quality and OREO sales during 2012 and 2013.  The Company foreclosed on two properties in 2012 and two additional properties during the first six months of 2013 but sold 18 properties in 2012 and five in 2013.    The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

54 | Page

Segment Results

Certain financial metrics and discussion of the results for the three and six months ended June 30, 2013 and 2012, of each operating segment, are presented below.

Commercial Banking			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$24,738	$24,993	$(255)	(1.0)%	$49,272	$49,656	$(384)	(0.8)%
Provision for loan losses	(822)	(1,841)	1,019	(55.4)	(1,853)	(1,204)	(649)	53.9
Noninterest income	3,236	2,965	271	9.1	5,917	6,395	(478)	(7.5)
Noninterest expense	8,917	7,424	1,493	20.1	17,132	17,072	60	0.4
Provision for income taxes	7,139	8,161	(1,022)	(12.5)	14,288	14,684	(396)	(2.7)
Net income before management fees and overhead allocations	12,740	14,214	(1,474)	(10.4)	25,622	25,499	123	0.5
Management fees and overhead allocations, net of tax	5,042	5,377	(335)	(6.2)	10,519	10,095	424	4.2
Net income	$7,698	$8,837	$(1,139)	(12.9)%	$15,103	$15,404	$(301)	(2.0)%

Net income for the Commercial Banking segment during the three months ended June 30, 2013 decreased $1.1 million or 13% compared to the prior year period, largely the result of a higher noninterest expense offset by lower negative provision for loan loss in the current quarter. Net income for the first six months of 2013 decreased $0.3 million or 2% compared to the prior year period and was attributed to lower net interest income and noninterest income offset in part by higher negative provision for loan losses.

Net interest income for the three and six months ended June 30, 2013 decreased $0.3 million or 1% compared to the prior year periods.  The effect on net interest income from loan volume increases in the current quarter and year-to-date periods compared to a year earlier was offset by declines in the investment securities portfolio coupled with a decrease in the average earning yield.

The commercial banking segment continues to benefit from negative provision for loan losses primarily resulting from overall improvement in asset quality metrics.  However, segment net income is lower due to continued pressure on net interest margin despite growth in the loan portfolio.

Investment Banking			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$1	$1	$-	0.0%	$2	$4	$(2)	(50.0)%
Noninterest income	576	148	428	289.2	642	222	420	189.2
Noninterest expense	916	823	93	11.3	1,761	1,694	67	4.0
Benefit for income taxes	(122)	(260)	138	(53.1)	(436)	(563)	127	(22.6)
Net loss before management fees and overhead allocations	(217)	(414)	197	(47.6)	(681)	(905)	224	(24.8)
Management fees and overhead allocations, net of tax	42	41	1	2.4	82	81	1	1.2
Net loss	$(259)	$(455)	$196	(43.1)%	$(763)	$(986)	$223	(22.6)%

Net loss for the Investment Banking segment for the three and six months ended June 30, 2013 improved from the comparable prior year period loss due to higher revenue earned on closed transactions and retainer fees.  Expense for the quarter and year-to-date 2013 periods was higher compared to the previous year periods and was attributed to higher compensation expense which is directly related to revenue.

55 | Page

Wealth Management			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$(13)	$(13)	$-	0.0%	$(22)	$(21)	$(1)	4.8%
Noninterest income	1,299	951	348	36.6	2,411	1,918	493	25.7
Noninterest expense	1,095	1,198	(103)	(8.6)	2,176	2,347	(171)	(7.3)
Provision (benefit) for income taxes	74	(107)	181	(169.2)	89	(169)	258	(152.7)
Net income (loss) before management fees and overhead allocations	117	(153)	270	(176.5)	124	(281)	405	(144.1)
Net income (loss) from discontinued operations	-	(45)	45	(100.0)	173	(4)	177	nm
Management fees and overhead allocations, net of tax	97	161	(64)	(39.8)	202	326	(124)	(38.0)
Net income (loss)	$20	$(359)	$379	(105.6)%	$95	$(611)	$706	(115.5)%

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

Net income for the Wealth Management segment improved $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to the prior year periods.  Improved results are attributed to revenue growth as the segment has grown AUM and reduced expenses through streamlining front and back office operations.

Investment advisory revenues make up the majority of noninterest income.  Revenues are generally earned as a percentage of AUM and can fluctuate with movement in the equity markets. Discretionary AUM at June 30, 2013 was $764.7 million, and average AUM for the six months ended June 30, 2013 increased $38.6 million or 5% compared to the prior year period average.

Insurance			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$(3)	$1	$(4)	(400.0)%	$(7)	$1	$(8)	(800.0)%
Noninterest income	3,210	2,517	693	27.5	5,720	4,927	793	16.1
Noninterest expense	2,711	2,318	393	17.0	5,204	4,646	558	12.0
Provision for income taxes	197	81	116	143.2	276	117	159	135.9
Net income before management fees and overhead allocations	299	119	180	151.3	233	165	68	41.2
Management fees and overhead allocations, net of tax	123	107	16	15.0	239	210	29	13.8
Net income (loss)	$176	$12	$164	nm	$(6)	$(45)	$39	(86.7)%

Net income in the Insurance segment for the three months ended June 30, 2013 increased $0.2 million from the prior year comparable period.  Revenue in the current quarter increased $0.7 million compared to the prior year period, driven by increases in employee benefits revenue of $0.3 million and P&C revenue of $0.4 million, offset primarily by higher compensation expense which is directly related to revenues.  Results for the six months ended June 30, 2013, showed higher year-to-date revenues muted by higher compensation, marketing and professional fees expense.

56 | Page

Corporate Support and Other			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$(1,358)	$(1,358)	$-	0.0%	$(2,695)	$(2,713)	$18	(0.7)%
Provision for loan losses	(243)	21	(264)	nm	(802)	(686)	(116)	16.9
Noninterest income	104	(11)	115	nm	211	25	186	744.0
Noninterest expense	7,955	10,826	(2,871)	(26.5)	17,902	20,241	(2,339)	(11.6)
Benefit for income taxes	(3,289)	(4,645)	1,356	(29.2)	(7,424)	(8,459)	1,035	(12.2)
Net loss before management fees and overhead allocations	(5,677)	(7,571)	1,894	(25.0)	(12,160)	(13,784)	1,624	(11.8)
Management fees and overhead allocations, net of tax	(5,304)	(5,686)	382	(6.7)	(11,042)	(10,712)	(330)	3.1
Net loss	$(373)	$(1,885)	$1,512	(80.2)%	$(1,118)	$(3,072)	$1,954	(63.6)%

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

The primary component of net interest expense for the segment is interest expense related to the Company’s long-term debt.  Provision for loan loss relates to a nonperforming loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Net loss for the three and six months ended June 30, 2013 for the Corporate Support and Other segment decreased $1.5 and $2.0 million, respectively, compared to the prior year periods, primarily as a result of gains on the sale of OREO that reduced noninterest expense and a decline in loan workout expenses.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2013:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$64,000	$-	$-	$-	$64,000
FHLB overnight funds purchased (1)	91,000	-	-	-	91,000
Repurchase agreements (1)	133,402	-	-	-	133,402
Operating lease obligations	5,359	10,140	5,879	3,654	25,032
Long-term debt obligations (2)	25,355	7,509	7,104	108,709	148,677
Preferred Stock, Series C dividend (3)	574	58,369	-	-	58,943
Supplemental executive retirement plan	2,399	-	-	-	2,399
Uncertain tax position liabilities	925	-	-	-	925
Total contractual obligations	$323,014	$76,018	$12,983	$112,363	$524,378

(1)Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity and interest has been estimated through the applicable dates.  Principal repayment of the subordinated notes payable is assumed to be at the first available call date in August 2013.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date then at the currently applicable variable rate through contractual maturity and is reported in the "due within" categories during which the interest expense is expected to be

57 | Page

incurred.  Included in long-term debt obligations are estimated interest payments related to subordinated debt (junior and unsecured) of $4.4 million due “Within one year”, $7.5 million due “After one but within three years”, $7.1 million due "After three but within five years" and $36.5 million due "After five years."  Variable rate interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedge are estimates based on current rates and actual payments will differ.

(3)Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1.00%, the rate in effect at June 30, 2013.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes the $57.4 million in preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2013, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$449,294	$124,507	$40,423	$3,296	$617,520
Standby letters of credit	33,141	7,055	-	1,250	41,446
Commercial letters of credit	2,424	15	-	-	2,439
Unfunded commitments for unconsolidated investments	6,847	-	-	-	6,847
Company guarantees	1,712	-	-	-	1,712
Total commitments	$493,418	$131,577	$40,423	$4,546	$669,964

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

Approximately $48.8 million of total loan commitments at June 30, 2013 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2013 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

58 | Page

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

The Company's current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments – which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors – are less predictable.

The Company’s loan to core deposit ratio increased to 99.1% at June 30, 2013, from 90.5% at December 31, 2012. As the loan to deposit ratio has increased, the Company has also increased its level of wholesale borrowings that historically bear a higher cost than core deposits. At June 30, 2013, the Company had $155.0 million of outstanding wholesale borrowings and none at December 31, 2012.  Average wholesale borrowings were $96.7 million and $57.0 million during the three and six months ended June 30, 2013, respectively, up from the 2012 fiscal year average of $39.4 million.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2013, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $150.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2013, totaled $420.8 million.  Available funding is comprised of $86.0 million through the unsecured federal fund lines and $334.8 million in secured FHLB borrowing capacity. The Company had $18.4 million in securities available to be pledged as collateral for additional FHLB borrowings at June 30, 2013.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company expects to call the $21.0 million of outstanding 9% coupon subordinated notes payable which become callable in the third quarter of 2013 and is evaluating its financing alternatives.  The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016 which it expects to redeem at or before the date the dividend rate increases.  In July 2013, the Federal Reserve Board’s final rule implementing changes to the

59 | Page

regulatory capital framework contained provisions that would preserve the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  Prior to the final rule it was anticipated that TPS treatment would be phased-out for most banks and require those banks to raise replacement capital. The Company has $70.0 million of callable junior subordinated debentures related to the issuance of TPS at June 30, 2013, and expects the final rule allows the TPS to continue to receive the favorable Tier 1 capital treatment.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At June 30, 2013, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2013, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net income from discontinued operations for the six months ending June 30, 2013, was $0.2 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s Condensed Consolidated Statements of Cash Flows. Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At June 30, 2013, shareholders’ equity totaled $266.7 million, a $9.6 million increase from December 31, 2012,  primarily relating to current period earnings of $13.3 million.  Also contributing to the increase was a $2.2 million increase in common surplus relating to stock-based compensation, sales of stock under the employee stock purchase plan and stock exercises as well as an increase of $2.4 million in AOCI associated with changes in the fair value of derivatives.  Offsetting these increases were common and preferred dividends of $3.1 million and a $5.2 million decline in AOCI relating to the Company’s available for sale securities.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2013, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio of 13.6%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2013, was 14.5% and its Total Capital ratio 16.7%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  The rules for non-advanced approaches banks and financial institutions like CoBiz will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

60 | Page

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

Forward Looking Statements

This report contains forward-looking statements that describe CoBiz’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "would," "could" or "may." Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2013, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

61 | Page

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control.   During the quarter that ended on the Evaluation Date, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On March 21, 2013, CoBiz Bank, a wholly-owned subsidiary of CoBiz Financial, Inc. entered into a lease extension with Dorit, LLC, an entity managed by Evan Makovsky, a member of the Board of Directors of CoBiz Financial, Inc.  The First Amendment to Lease is filed as Exhibit 10.1 to this Form 10-Q and incorporated into this Item 5 by reference.

Item 6.                        Exhibits

Exhibits and Index of Exhibits.
10.1	First Amendment to Lease between Dorit, LLC and CoBiz Bank.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date: July 26, 2013	By: /s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date: July 26, 2013	By: /s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

62 | Page