Form 10-Q
period 2013-09-30
COBIZ FINANCIAL INC
filed 2013-10-25
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.

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

There were 40,336,527 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 24, 2013.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At September 30, 2013 and December 31, 2012

	September 30,	December 31,
(in thousands, except share amounts)	2013	2012
Assets
Cash and due from banks	$64,307	$43,276
Interest-bearing deposits and federal funds sold	35,390	22,617
Total cash and cash equivalents	99,697	65,893

Investment securities available for sale (cost of $553,329 and $541,322, respectively)	560,793	558,169
Investment securities held to maturity (fair value of $13,169 and $5,466, respectively)	13,249	5,459
Other investments	8,847	8,037
Total investments	582,889	571,665

Loans - net of allowance for loan losses of $41,810 and $46,866, respectively	2,007,056	1,879,566
Intangible assets - net of amortization of $5,448 and $4,937, respectively	2,960	3,573
Bank-owned life insurance	43,425	42,473
Premises and equipment - net of depreciation of $35,011 and $33,337, respectively	6,233	7,091
Accrued interest receivable	9,255	8,354
Deferred income taxes, net	26,610	31,561
Other real estate owned - net of valuation allowance of $6,574 and $8,055, respectively	6,960	10,577
Other	22,870	32,888
TOTAL ASSETS	$2,807,955	$2,653,641

Liabilities
Deposits
Noninterest-bearing demand	$990,187	$859,395
Interest-bearing demand	137,698	118,433
NOW and money market	869,947	866,250
Savings	11,272	24,813
Certificates of deposits	260,089	260,369
Total deposits	2,269,193	2,129,260
Securities sold under agreements to repurchase	164,188	127,887
Accrued interest and other liabilities	29,471	46,293
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	-	20,984
TOTAL LIABILITIES	2,535,018	2,396,590

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding
($57,366 liquidation value)	1	1
Common stock, $.01 par value; 50,000,000 shares authorized;
40,300,387 and 39,789,759 issued and outstanding, respectively	396	391
Additional paid-in capital	239,482	236,384
Accumulated earnings	31,372	15,437
Accumulated other comprehensive income (AOCI), net of income tax
of $1,034 and $2,966, respectively	1,686	4,838
TOTAL SHAREHOLDERS' EQUITY	272,937	257,051
TOTAL LIABILITIES AND EQUITY	$2,807,955	$2,653,641
See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$22,826	$21,895	$66,522	$64,571
Interest and dividends on investment securities:
Taxable securities	4,020	4,457	12,330	15,001
Nontaxable securities	7	3	15	11
Dividends on securities	85	68	233	226
Interest on federal funds sold and other	23	26	73	76
Total interest income	26,961	26,449	79,173	79,885
INTEREST EXPENSE:
Interest on deposits	1,130	1,546	3,562	4,743
Interest on short-term borrowings and securities sold under agreements to repurchase	120	137	365	445
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $538 and $519, for the quarterly periods and $1,616 and $1,525, for the year-to-date periods)	1,336	1,519	4,321	4,523
Total interest expense	2,586	3,202	8,248	9,711
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,375	23,247	70,925	70,174
Provision for loan losses	(1,554)	(2,506)	(4,209)	(4,396)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,929	25,753	75,134	74,570
NONINTEREST INCOME:
Service charges	1,359	1,218	4,039	3,683
Investment advisory income	1,306	1,176	3,713	3,094
Insurance income	2,862	2,412	8,582	7,339
Investment banking income	689	253	1,331	475
Other income	1,543	1,341	4,995	5,296
Total noninterest income	7,759	6,400	22,660	19,887
NONINTEREST EXPENSE:
Salaries and employee benefits	17,067	14,503	47,765	43,959
Occupancy expenses, premises and equipment	3,289	3,307	9,748	10,078
Amortization of intangibles	152	265	511	531
FDIC and other assessments	403	456	1,281	1,337
Other real estate owned and loan workout costs	91	477	379	1,814
Net other than temporary impairment losses on securities recognized in earnings	-	35	-	297
Net (gain) loss on securities, other assets and other real estate owned (includes available for sale security reclassifications from AOCI of $28 and $167, for the quarterly periods and ($461) and ($339), for the year-to-date periods)	(319)	30	(1,439)	750
Other expense	3,131	2,885	9,744	9,192
Total noninterest expense	23,814	21,958	67,989	67,958
INCOME BEFORE INCOME TAXES	9,874	10,195	29,805	26,499
Provision for income taxes (includes provision from AOCI reclassification items of $215 and $261, for the quarterly periods and $439 and $451 for the year-to-date periods)	2,849	3,721	9,642	9,331
NET INCOME FROM CONTINUING OPERATIONS	7,025	6,474	20,163	17,168
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(219)	259	(238)
Provision (benefit) for income taxes	-	(94)	86	(109)
Net income (loss) from discontinued operations	-	(125)	173	(129)
NET INCOME	$7,025	$6,349	$20,336	$17,039

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,881	$5,632	$19,535	$14,888

EARNINGS PER COMMON SHARE:
Basic - from continuing operations	$0.17	$0.14	$0.49	$0.38
Diluted - from continuing operations	$0.17	$0.14	$0.49	$0.38
See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$7,025	$6,349	$20,336	$17,039

Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	(954)	3,321	(8,923)	8,229
Reclassification for gain (loss) to operations	28	167	(461)	(339)

Change in OTTI-related component of unrealized gain	-	242	-	709

Unrealized gain (loss) on derivatives	(91)	(770)	2,684	(2,780)
Reclassification for loss to operations	538	519	1,616	1,525
Total other comprehensive income items	(479)	3,479	(5,084)	7,344

Income tax provision:
Unrealized gain (loss) on available for sale securities	(362)	1,262	(3,391)	3,127
Reclassification to operations	11	63	(175)	(129)

Change in OTTI-related component of unrealized gain	-	92	-	269

Unrealized gain (loss) on derivatives	(35)	(293)	1,020	(1,057)
Reclassification to operations	204	198	614	580
Total income tax provision	(182)	1,322	(1,932)	2,790
Other comprehensive income (loss), net of tax	(297)	2,157	(3,152)	4,554
Comprehensive income	$6,728	$8,506	$17,184	$21,593

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2013 and 2012

	For the nine months ended
	September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,336	$17,039
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	2,749	2,556
Depreciation and amortization	2,808	3,049
Amortization of net loan fees	(995)	(648)
Provision for loan and credit losses	(4,209)	(4,396)
Stock-based compensation	2,191	1,510
Federal Home Loan Bank stock dividend	(58)	(59)
Deferred income taxes	4,693	(693)
Increase in cash surrender value of bank-owned life insurance	(952)	(955)
Supplemental executive retirement plan	-	181
Net (gain) loss on asset valuations and disposals	(1,439)	1,047
Other operating activities, net	(1,711)	(1,430)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	1,365	1,105
Accrued interest and other liabilities	(4,589)	(5,080)
Accrued interest receivable	(904)	(795)
Other assets	-	7,732
Net cash provided by operating activities	19,285	20,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(2,728)	(2,706)
Proceeds from other investments	3,023	3,771
Purchase of investment securities available for sale	(132,287)	(148,043)
Maturity of investment securities available for sale	117,943	178,882
Proceeds from sale of investment securities available for sale	-	7,206
Purchase of investment securities held to maturity	(7,765)	-
Maturity of investment securities held to maturity	23	20
Restricted cash	4,540	(5)
Net proceeds from sale of loans, OREO and repossessed assets	12,266	5,603
Loan originations and repayments, net	(130,665)	(180,564)
Purchase of premises and equipment	(1,443)	(1,258)
Other investing activities, net	11	(358)
Net cash used in investing activities	(137,082)	(137,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	140,213	151,736
Net decrease in certificates of deposits	(280)	(21,366)
Net decrease in short-term borrowings	-	(20,000)
Net increase (decrease) in securities sold under agreements to repurchase	36,301	(3,112)
Redemption of subordinated unsecured promissory notes	(20,984)	-
Proceeds from issuance of common stock, net	1,389	12,206
Dividends paid on common stock	(3,610)	(1,954)
Dividends paid on preferred stock	(1,322)	(2,151)
Other financing activities, net	(106)	(32)
Net cash provided by financing activities	151,601	115,327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,804	(1,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,893	59,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,697	$57,248
See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies

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

The Bank is a commercial banking institution with eight locations in the Denver metropolitan area; one in Boulder; one near Vail; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage.  CEB provides employee benefits consulting to small- and medium-sized business. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB). CoBiz IM provides investment management services to institutions and individuals through its subsidiary, CoBiz Investment Management, LLC (CIM).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

	For the nine months ended
	September 30,
(in thousands)	2013	2012
Cash paid (received) during the period for:
Interest	$8,398	$9,503
Income taxes	6,782	(3,013)

Other noncash activities:
Trade date accounting for investment securities	-	1,011
Loans transferred to held for sale	8,044	2,171
Loans transferred to OREO	211	264
Financed sales of OREO	1,000	-

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

Income From Discontinued Operations, Net of Income Taxes —  Income from discontinued operations, net of income taxes for the three and nine months ended September 30, 2013 and 2012 include the results of the wealth transfer business and trust.  During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these divisions were within the Wealth Management segment.

During the fourth quarter of 2012, the Company entered into a transition agreement with another local bank to transfer the fiduciary and custodial accounts of its trust department.  The Company did not receive any compensation for the transfer of its trust customers and the disposed assets and liabilities of the trust department were not material.  On December 31, 2012, the Company completed the sale of certain assets and liabilities, including all rights to the customer lists of the wealth transfer business.

Operating results associated with the trust and wealth transfer divisions for the three and nine months ended September 30, 2013 and 2012 are shown in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Noninterest income	$-	$837	$333	$3,314
Noninterest expense	-	1,056	74	3,552
Income (loss) before income taxes	-	(219)	259	(238)
Provision (benefit) for income taxes	-	(94)	86	(109)
Net income (loss) from discontinued operations	$-	$(125)	$173	$(129)

10 | Page

2. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three and nine months ended September 30, 2013 and 2012. Earnings per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share amounts)	2013	2012	2013	2012
Net income from continuing operations	$7,025	$6,474	$20,163	$17,168
Net income (loss) from discontinued operations	-	(125)	173	(129)
Net income	7,025	6,349	20,336	17,039
Preferred stock dividends	(144)	(717)	(801)	(2,151)
Net income available to common shareholders	6,881	5,632	19,535	14,888
Dividends and undistributed earnings allocated to participating securities	(118)	(94)	(338)	(219)
Earnings allocated to common shares (1)	$6,763	$5,538	$19,197	$14,669

Weighted average common shares - issued	40,278,153	39,706,862	40,144,621	38,977,807
Average unvested restricted share awards	(706,047)	(678,527)	(737,345)	(592,425)
Weighted average common shares outstanding - basic	39,572,106	39,028,335	39,407,276	38,385,382
Effect of dilutive stock options and awards outstanding	165,765	93,526	155,991	42,079
Weighted average common shares outstanding - diluted	39,737,871	39,121,861	39,563,267	38,427,461
Weighted average antidilutive securities outstanding (2)	1,668,442	2,360,825	1,823,651	2,855,022

Basic earnings per common share - continuing operations	$0.17	$0.14	$0.49	$0.38
Diluted earnings per common share - continuing operations	$0.17	$0.14	$0.49	$0.38

Dividends declared per share	$0.03	$0.02	$0.09	$0.05

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive securities excluded from the diluted earnings per share computation.

Dividends on the Senior Non-Cumulative Perpetual Preferred Stock, “Series C Preferred Stock” began accruing at 5.0% when issued in conjunction with the Company’s participation in the Small Business Lending Fund program (SBLF) during 2011.  The dividend rate can fluctuate between 1% and 5% depending on the change in the level of Qualified Small Business Lending (QSBL).  The average dividend rate for the three and nine months ended September 30, 2013 was 1.00% and 1.87%, respectively, compared to an average rate of 5.00% for the prior year periods.  Preferred stock dividends for the three and nine months ended September 30, 2013 were $0.1 million and $0.8 million, respectively, and $0.7 million and $2.2 million for the respective prior year periods, as noted in the table above. Based on QSBL through September 30, 2013, the Series C Preferred Stock dividend rate will be fixed at 1.00% through December 31, 2015.  Beginning in 2016, the applicable dividend rate increases to 9.0%.

11 | Page

3. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	September 30, 2013				At December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$345,382	$7,528	$1,128	$351,782	$347,830	$11,372	$-	$359,202
U.S. government agencies	-	-	-	-	2,994	26	-	3,020
Trust preferred securities	92,399	1,260	2,150	91,509	87,953	2,298	266	89,985
Corporate debt securities	114,047	2,825	848	116,024	101,617	3,636	231	105,022
Municipal securities	1,501	9	32	1,478	928	12	-	940
Total AFS	$553,329	$11,622	$4,158	$560,793	$541,322	$17,344	$497	$558,169
Held to maturity securities (HTM):
Mortgage-backed securities	$182	$6	$-	$188	$204	$7	$-	$211
Trust preferred securities	13,067	-	86	12,981	5,255	-	-	5,255
Total HTM	$13,249	$6	$86	$13,169	$5,459	$7	$-	$5,466

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Proceeds	$-	$4,656	$-	$7,206
Gains	27	140	544	959
Losses	(55)	(273)	(83)	(323)

The amortized cost and fair value of investments in debt securities at September 30, 2013, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$12,718	$12,939	$-	$-
Due after one year through five years	80,417	82,734	-	-
Due after five years through ten years	21,834	21,282	-	-
Due after ten years	92,978	92,056	13,067	12,981
Mortgage-backed securities	345,382	351,782	182	188
	$553,329	$560,793	$13,249	$13,169

Investment securities with an approximate fair value of $117.6 million and $141.1 million were pledged to secure public deposits of $139.5 million and $106.9 million at September 30, 2013 and December 31, 2012, respectively.  Securities sold under agreements to repurchase of $164.2 million and $127.9 million at September 30, 2013 and December 31, 2012, respectively, consisted primarily of MBS with an estimated fair value of $183.3 million and $143.2 million, respectively.

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

12 | Page

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

There were 48 and 19 securities in the tables below at September 30, 2013 and December 31, 2012, respectively, in an unrealized loss position.

	At September 30, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$93,744	$1,128	$-	$-	$93,744	$1,128
Trust preferred securities	64,353	2,122	1,313	28	65,666	2,150
Corporate debt securities	28,484	813	4,965	35	33,449	848
Municipal securities	546	32	-	-	546	32
Total AFS	$187,127	$4,095	$6,278	$63	$193,405	$4,158

HTM
Trust preferred securities	$12,981	$86	$-	$-	$12,981	$86
Total HTM	$12,981	$86	$-	$-	$12,981	$86

	At December 31, 2012
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
Trust preferred securities	$21,167	$253	$371	$13	$21,538	$266
Corporate debt securities	3,243	28	4,797	203	8,040	231
Total	$24,410	$281	$5,168	$216	$29,578	$497

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

During the three and nine months ended September 30, 2013, the Company did not have any credit impaired securities.  The following table presents a roll-forward of the credit loss component of OTTI on debt securities recognized in earnings during the three and nine months ended September 30, 2012.

(in thousands)	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Beginning balance	$2,815	$2,553
Additions	35	297
Ending balance	$2,850	$2,850

13 | Page

Other investments at September 30, 2013 and December 31, 2012, consist of the following:

	At September 30,	At December 31,
(in thousands)	2013	2012
Bank stocks — at cost	$6,675	$5,865
Investment in statutory trusts — equity method	2,172	2,172
	$8,847	$8,037

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at September 30, 2013, did not consider the investment to be other-than-temporarily impaired.

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

14 | Page

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction loans or consumer.

The loan portfolio segments at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	At September 30, 2013	At December 31, 2012
Commercial	$816,359	$730,213
Real estate - mortgage	891,245	881,155
Land acquisition & development	43,346	53,566
Real estate - construction	62,429	67,591
Consumer	180,266	149,707
Other	56,847	45,519
Loans held for investment	2,050,492	1,927,751

Allowance for loan losses	(41,810)	(46,866)
Unearned net loan fees	(1,626)	(1,319)
Total net loans	$2,007,056	$1,879,566

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which did not have a balance outstanding at September 30, 2013, was collateralized by loans of $771.5 million with a lending value of $456.2 million.

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

15 | Page

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2013 and December 31, 2012 is summarized below:

	At September 30, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$100,465	$5,374	$105,839
Finance and insurance	74,366	631	74,997
Healthcare	98,350	638	98,988
Real estate services	99,202	3,093	102,295
Construction	57,752	1,157	58,909
Wholesale and retail trade	72,193	1,788	73,981
Other	298,397	2,953	301,350
	800,725	15,634	816,359
Real estate - mortgage
Residential & commercial owner-occupied	428,895	18,081	446,976
Residential & commercial investor	437,402	6,867	444,269
	866,297	24,948	891,245

Land acquisition & development	36,720	6,626	43,346

Real estate - construction
Residential & commercial owner-occupied	17,389	-	17,389
Residential & commercial investor	45,040	-	45,040
	62,429	-	62,429

Consumer	178,739	1,527	180,266
Other	56,847	-	56,847
Total loans held for investment	$2,001,757	$48,735	$2,050,492
Unearned net loan fees			(1,626)
Net loans held for investment			$2,048,866

16 | Page

	At December 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,219	$8,037	$88,256
Finance and insurance	77,129	796	77,925
Healthcare	96,057	294	96,351
Real estate services	82,432	8,107	90,539
Construction	50,599	4,619	55,218
Wholesale and retail trade	81,823	1,368	83,191
Other	235,490	3,243	238,733
	703,749	26,464	730,213
Real estate - mortgage
Residential & commercial owner-occupied	413,395	20,886	434,281
Residential & commercial investor	428,684	17,840	446,524
Other	350	-	350
	842,429	38,726	881,155

Land acquisition & development	39,416	14,150	53,566

Real estate - construction
Residential & commercial owner-occupied	29,841	-	29,841
Residential & commercial investor	37,479	271	37,750
	67,320	271	67,591

Consumer	148,113	1,594	149,707
Other	45,519	-	45,519
Total loans held for investment	$1,846,546	$81,205	$1,927,751
Unearned net loan fees			(1,319)
Net loans held for investment			$1,926,432

17 | Page

Transactions in the allowance for loan losses by segment for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning of period
Commercial	$14,564	$11,868	$13,448	$14,048
Real estate - mortgage	17,124	18,622	17,832	19,889
Land acquisition & development	5,190	11,724	9,075	11,013
Real estate - construction	657	2,598	818	2,746
Consumer	2,714	3,215	3,061	4,837
Other	538	600	451	551
Unallocated	2,445	2,474	2,181	2,545
Total	43,232	51,101	46,866	55,629

Provision
Commercial	$138	$205	$651	$(2,544)
Real estate - mortgage	(449)	213	236	(427)
Land acquisition & development	(892)	(1,872)	(4,607)	471
Real estate - construction	(78)	(769)	(292)	(580)
Consumer	90	(241)	(187)	(1,264)
Other	13	(105)	102	(44)
Unallocated	(376)	63	(112)	(8)
Total	(1,554)	(2,506)	(4,209)	(4,396)

Charge-offs
Commercial	$(250)	$(147)	$(438)	$(982)
Real estate - mortgage	(147)	(1,490)	(2,007)	(2,517)
Land acquisition & development	-	(876)	(632)	(3,115)
Real estate - construction	-	(530)	-	(867)
Consumer	(3)	66	(104)	(635)
Other	-	(8)	(2)	(20)
Total	(400)	(2,985)	(3,183)	(8,136)

Recoveries
Commercial	$144	$143	$935	$1,547
Real estate - mortgage	85	114	552	514
Land acquisition & development	220	641	682	1,248
Real estate - construction	77	3	130	3
Consumer	6	(74)	37	28
Total	532	827	2,336	3,340

Allowance for loan losses, end of period
Commercial	$14,596	$12,069	$14,596	$12,069
Real estate - mortgage	16,613	17,459	16,613	17,459
Land acquisition & development	4,518	9,617	4,518	9,617
Real estate - construction	656	1,302	656	1,302
Consumer	2,807	2,966	2,807	2,966
Other	551	487	551	487
Unallocated	2,069	2,537	2,069	2,537
Total	$41,810	$46,437	$41,810	$46,437

18 | Page

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

19 | Page

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At September 30, 2013				At December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$18,166	$2,130	$797,258	$12,466	$21,329	$3,004	$708,113	$10,444
Real estate - mortgage	27,659	3,986	862,833	12,627	35,816	4,348	844,561	13,484
Land acquisition & development	9,370	2,421	33,989	2,097	13,682	3,809	39,880	5,266
Real estate - construction	1,706	53	60,081	603	2,695	117	64,327	701
Consumer	1,239	425	179,004	2,382	1,472	711	148,166	2,350
Other	-	-	57,561	551	-	-	46,391	451
Unallocated	-	-	-	2,069	-	-	-	2,181
Total	$58,140	$9,015	$1,990,726	$32,795	$74,994	$11,989	$1,851,438	$34,877

20 | Page

Information on impaired loans at September 30, 2013 and December 31, 2012 is reported in the following tables:

	At September 30, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,854	$4,711	$4,634	$77	$531
Finance and insurance	631	631	631	-	123
Healthcare	249	249	249	-	25
Real estate services	8,895	8,895	7,481	1,414	524
Construction	1,821	1,821	1,725	96	218
Wholesale and retail trade	1,146	329	57	272	57
Other	1,537	1,530	1,066	464	652
	20,133	18,166	15,843	2,323	2,130
Real estate - mortgage
Residential & commercial owner-occupied	7,747	7,733	4,935	2,798	1,274
Residential & commercial investor	10,817	10,817	10,817	-	2,470
	18,564	18,550	15,752	2,798	3,744

Land acquisition & development	10,611	9,370	9,266	104	2,421

Consumer	1,239	1,239	1,239	-	425
Total	$50,547	$47,325	$42,100	$5,225	$8,720

21 | Page

	At December 31, 2012
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$5,457	$5,429	$5,304	$125	$593
Finance and insurance	796	796	796	-	160
Healthcare	288	288	288	-	44
Real estate services	7,654	7,654	7,654	-	896
Construction	4,075	4,042	3,688	354	850
Wholesale and retail trade	1,618	426	46	380	33
Other	3,071	2,694	1,404	1,290	428
	22,959	21,329	19,180	2,149	3,004
Real estate - mortgage
Residential & commercial owner-occupied	12,260	10,993	5,904	5,089	1,467
Residential & commercial investor	15,251	15,251	14,788	463	2,531
	27,511	26,244	20,692	5,552	3,998

Land acquisition & development	15,550	13,682	11,831	1,851	3,809

Real estate - construction
Residential & commercial investor	358	271	271	-	15
Consumer	1,472	1,472	1,470	2	711
Total	$67,850	$62,998	$53,444	$9,554	$11,537

(1)

Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

22 | Page

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial
Manufacturing	$4,744	$70	$4,494	$62	$5,106	$233	$4,752	$294
Finance and insurance	649	8	956	23	706	24	799	42
Healthcare	256	3	-	-	269	10	2	-
Real estate services	8,445	84	7,613	77	8,195	229	6,904	198
Construction	2,152	170	2,688	21	2,867	226	2,106	96
Wholesale and retail trade	350	3	531	6	397	13	692	15
Other	1,578	8	2,810	26	1,871	26	2,534	78
	18,174	346	19,092	215	19,411	761	17,789	723
Real estate - mortgage
Residential & commercial owner-occupied	8,745	23	9,695	14	10,044	92	9,860	34
Residential & commercial investor	10,965	44	11,696	80	12,782	233	10,224	285
	19,710	67	21,391	94	22,826	325	20,084	319

Land acquisition & development	7,697	178	14,897	138	8,763	407	11,974	341

Real estate - construction
Residential & commercial investor	172	-	1,357	-	234	-	4,715	30
Consumer	1,163	11	770	11	1,277	37	987	12
Total	$46,916	$602	$57,507	$458	$52,511	$1,530	$55,549	$1,425

Interest income of $0.6 million and $1.5 million recognized on impaired loans during the three and nine months September 30, 2013, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.  During the three and nine months ended September 30, 2012, interest income on impaired loans of $0.5 million and $1.4 million was recognized, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings during the nine months ended September 30, 2013:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2012	$43,321	$11,206	$54,527
New restructurings (1)	5,442	3,821	9,263
Change in accrual status	(9,023)	9,023	-
Paydowns	(10,926)	(9,100)	(20,026)
Charge-offs	-	(708)	(708)
Ending balance at September 30, 2013	$28,814	$14,242	$43,056

(1)

Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years.  However, these troubled debt restructurings were subject to disclosure requirements at September 30, 2013 due to noncompliance with modified terms.

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

23 | Page

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	1	$160	$135	-	$-	$-
Finance and insurance	-	-	-	3	294	276
Real estate services	-	-	-	1	367	358
Construction	1	63	63	2	456	412
Other	2	585	447	1	16	16
	4	808	645	7	1,133	1,062
Real estate - mortgage
Residential owner-occupied	-	-	-	1	236	235
Commercial owner-occupied	-	-	-	1	2,015	1,211
Residential investor	-	-	-	1	150	150
	-	-	-	3	2,401	1,596
Land acquisition & development	1	2,615	2,615	3	2,057	1,876
Consumer	-	-	-	3	210	189
Total	5	$3,423	$3,260	16	$5,801	$4,723

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	1	$160	$135	7	$5,511	$4,356
Finance and insurance	-	-	-	4	1,047	1,018
Real estate services	-	-	-	1	367	358
Construction	2	113	83	8	2,531	2,114
Wholesale and retail trade	-	-	-	1	213	5
Other	6	936	758	10	2,184	2,050
	9	1,209	976	31	11,853	9,901
Real estate - mortgage
Residential owner-occupied	-	-	-	1	236	234
Commercial owner-occupied	4	3,221	3,118	3	2,570	1,750
Residential investor	-	-	-	1	150	150
Commercial investor	-	-	-	1	3,305	3,305
	4	3,221	3,118	6	6,261	5,439
Land acquisition & development	1	2,615	2,615	9	8,262	7,782
Consumer	1	24	22	5	680	648
Total	15	$7,069	$6,731	51	$27,056	$23,770

Troubled debt restructurings during the three and nine months ended September 30, 2013 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and nine months ended September 30, 2013.  The Company recognized charge-offs of $0.1 million and $0.3 million in conjunction with loans restructured during the three and nine months ended September 30, 2012, respectively.

24 | Page

The following table presents troubled loans restructured within the past 12 months with a payment default during the nine months ended September 30, 2012.  There were no such loans in 2013.

	For the nine months ended September 30,
	2012
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment
Commercial
Manufacturing	2	$1,927
Wholesale and retail trade	1	5
Other	1	225
	4	2,157
Real estate - mortgage
Commercial owner-occupied	1	1,860

Land acquisition & development	1	75
Total	6	$4,092

At September 30, 2013 and December 31, 2012 there were $1.8 million and $0.1 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at September 30, 2013 and December 31, 2012 are reported in the following table:

	At
(in thousands)	September 30, 2013	December 31, 2012
Commercial
Manufacturing	$219	$131
Finance and insurance	66	79
Real estate services	1,414	-
Construction	206	892
Wholesale and retail trade	329	426
Other	1,069	1,796
Total commercial	3,303	3,324

Real estate - mortgage
Residential & commercial owner-occupied	6,783	10,028
Residential & commercial investor	5,747	751
Total real estate - mortgage	12,530	10,779

Land acquisition & development	2,156	4,655

Real estate - construction
Residential & commercial investor	-	271
Consumer	522	648
Total nonaccrual loans	$18,511	$19,677

25 | Page

The following table summarizes the aging of the Company’s loan portfolio at September 30, 2013.  There were no loans 90 days or more past due and accruing at September 30, 2013.   Recorded investment in loans 90 days or more past due and accruing was immaterial at December 31, 2012.

	At September 30, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$124	$124	$105,715	$105,839
Finance and insurance	467	-	-	467	74,530	74,997
Healthcare	250	-	-	250	98,738	98,988
Real estate services	60	-	1,414	1,474	100,821	102,295
Construction	-	-	50	50	58,859	58,909
Wholesale and retail trade	-	-	108	108	73,873	73,981
Other	185	49	-	234	301,116	301,350
	962	49	1,696	2,707	813,652	816,359
Real estate - mortgage
Residential & commercial owner-occupied	1,224	-	183	1,407	445,569	446,976
Residential & commercial investor	1,440	-	-	1,440	442,829	444,269
	2,664	-	183	2,847	888,398	891,245

Land acquisition & development	-	-	1,162	1,162	42,184	43,346

Real estate - construction
Residential & commercial owner-occupied	-	-	-	-	17,389	17,389
Residential & commercial investor	-	-	-	-	45,040	45,040
	-	-	-	-	62,429	62,429

Consumer	493	3	15	511	179,755	180,266
Other	-	-	-	-	56,847	56,847
Total loans held for investment	$4,119	$52	$3,056	$7,227	$2,043,265	$2,050,492
Unearned net loan fees						(1,626)
Net loans held for investment						$2,048,866

26 | Page

5. Long-Term Debt

Outstanding subordinated debentures and notes payable at September 30, 2013 and December 31, 2012, is summarized as follows:

	September 30,	December 31,
(in thousands)	2013	2012	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	December 17, 2013
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	October 23, 2013
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	December 30, 2013
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$-	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

During the third and fourth quarter of 2008, the Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes).  The Notes had a fixed annual interest rate of 9.00%, paid interest quarterly, and could be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date.  The Notes qualified as Tier 2 capital for regulatory capital purposes.  Certain employees and directors of the Company participated in the private placement.  At December 31, 2012 there were $3.5 million in Notes owed to related parties.

On August 18, 2013, the Company fully redeemed the Notes for $21.3 million of principal and accrued interest.  Related party Note holders were paid $3.5 million for principal and accrued interest.  The Company continues to maintain its well-capitalized status following the redemption.  See Note 10 to the Condensed Consolidated Financial Statements for presentation of the Company’s current regulatory capital position.

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

27 | Page

At September 30, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $9.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $20.1 million against its obligations under these agreements.  At September 30, 2013, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2013	2012	classification	2013	2012
Derivatives designated as hedging
instruments under ASC 815:
Cash flow hedge interest rate swap	Other assets	$244	$-	Accrued interest and other liabilities	$4,988	$9,044
Fair value hedge interest rate swap	Other assets	$1,334	$131	Accrued interest and other liabilities	$48	$-

Derivatives not designated as
hedging instruments under ASC 815:
Interest rate swap	Other assets	$6,172	$8,930	Accrued interest and other liabilities	$6,158	$9,352

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.  Accrued interest is included as part of gross amounts of recognized assets and liabilities in the table below.

	At September 30, 2013			At December 31, 2012
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets
Derivatives designated as hedges	$1,578	$(211)	$1,367	$131	$-	$131
Derivatives not designated as hedges	6,272	(626)	5,646	9,173	-	9,173
Total	$7,850	$(837)	$7,013	$9,304	$-	$9,304

28 | Page

	At September 30, 2013				At December 31, 2012
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(5,036)	$211	$(4,825)	$9,276	$(9,044)	$-	$(9,044)	$13,700
Derivatives not designated as hedges	(6,257)	626	(5,631)	10,852	(9,595)	-	(9,595)	13,739
Total	$(11,293)	$837	$(10,456)	$20,128	$(18,639)	$-	$(18,639)	$27,439

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives are used to hedge the variable cash inflows associated with existing pools of LIBOR-based loans, as well as variable cash outflows associated with its junior subordinated debentures.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $2.2 million will be reclassified as an increase to interest expense and $0.2 million as an increase to interest income.

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

29 | Page

	Cash flow hedge component of AOCI		Cash flow hedge component of AOCI
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Beginning of period balance	$(3,219)	$(5,897)	$(5,607)	$(5,275)
Net change	278	(156)	2,666	(778)
End of period balance	$(2,941)	$(6,053)	$(2,941)	$(6,053)

Fair Value Hedges of Fixed-Rate Assets —  The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At September 30, 2013, the Company had five interest rate swaps with a notional amount of $34.6 million used to hedge the change in the fair value of five commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three and nine months ended September 30, 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September 30, 2013, the Company had 116 interest-rate swaps with an aggregate notional amount of $295.9 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Operations and were immaterial for the three months ended September 30, 2013.  For the nine months ended September 30, 2013, gains were $0.4 million.  Gains and losses arising from changes in the fair value of these swaps for the three and nine months ended September 30, 2012 were immaterial.

7. Employee Benefit and Stock Compensation Plans

Stock Options and Awards - During the three and nine months ended September 30, 2013, the Company recognized compensation expense (net of estimated forfeitures) of $0.7  million and $2.2 million, respectively, compared to $0.5 million and $1.5 million in the relative prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the nine months ended September 30, 2013.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2012	1,795,928	$12.42
Granted	125,400	9.04
Exercised	(167,840)	6.56
Forfeited	(382,251)	16.62
Outstanding at September 30, 2013	1,371,237	$11.67
Exercisable at September 30, 2013	1,225,074	$12.07

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $3.06 per share.

30 | Page

The following table summarizes changes in stock awards for the nine months ended September 30, 2013.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2012	675,354	$5.93
Granted	365,203	8.43
Vested	(315,282)	6.26
Forfeited	(23,773)	7.44
Unvested at September 30, 2013	701,502	$7.04

At September 30, 2013, there was $3.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.1 years.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  The following tables report the results of operations for the three and nine months ended September 30, 2013 and 2012 by operating segment.

31 | Page

	Three months ended September 30, 2013
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,854	$1	$-	$2	$104	$26,961
Total interest expense	1,281	-	14	1	1,290	2,586
Provision for loan losses	(1,449)	-	-	-	(105)	(1,554)
Noninterest income	2,795	690	1,306	2,862	106	7,759
Noninterest expense	8,612	992	1,063	2,441	10,706	23,814
Management fees and allocations	5,592	38	82	109	(5,821)	-
Provision (benefit) for income taxes	7,402	(118)	94	165	(4,694)	2,849
Net income (loss) from continuing operations	8,211	(221)	53	148	(1,166)	7,025
Net income from discontinued operations	-	-	-	-	-	-
Net income (loss)	$8,211	$(221)	$53	$148	$(1,166)	$7,025

	Nine months ended September 30, 2013
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$78,880	$3	$1	$5	$284	$79,173
Total interest expense	4,035	-	37	11	4,165	8,248
Provision for loan losses	(3,302)	-	-	-	(907)	(4,209)
Noninterest income	8,712	1,332	3,717	8,582	317	22,660
Noninterest expense	25,744	2,753	3,239	7,645	28,608	67,989
Management fees and allocations	16,111	120	284	348	(16,863)	-
Provision (benefit) for income taxes	21,690	(554)	183	441	(12,118)	9,642
Net income (loss) from continuing operations	23,314	(984)	(25)	142	(2,284)	20,163
Net income from discontinued operations	-	-	173	-	-	173
Net income (loss)	$23,314	$(984)	$148	$142	$(2,284)	$20,336

32 | Page

	Three months ended September 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$26,364	$1	$-	$2	$82	$26,449
Total interest expense	1,730	-	10	-	1,462	3,202
Provision for loan losses	(2,324)	-	-	-	(182)	(2,506)
Noninterest income	2,495	253	1,176	2,412	64	6,400
Noninterest expense	7,261	833	1,072	2,444	10,348	21,958
Management fees and allocations	5,704	33	150	86	(5,973)	-
Provision (benefit) for income taxes	8,374	(266)	32	(9)	(4,410)	3,721
Net income (loss) from continuing operations	8,114	(346)	(88)	(107)	(1,099)	6,474
Net income (loss) from discontinued operations	-	-	(125)	-	-	(125)
Net income (loss)	$8,114	$(346)	$(213)	$(107)	$(1,099)	$6,349

	Nine months ended September 30, 2012
					Corporate
Income Statement	Commercial	Investment	Wealth		Support and
(in thousands)	Banking	Banking	Management	Insurance	Other	Consolidated
Total interest income	$79,599	$5	$-	$3	$278	$79,885
Total interest expense	5,309	-	31	-	4,371	9,711
Provision for loan losses	(3,528)	-	-	-	(868)	(4,396)
Noninterest income	8,890	475	3,094	7,339	89	19,887
Noninterest expense	24,333	2,527	3,419	7,090	30,589	67,958
Management fees and allocations	15,799	114	476	296	(16,685)	-
Provision (benefit) for income taxes	23,058	(829)	(137)	108	(12,869)	9,331
Net income (loss) from continuing operations	23,518	(1,332)	(695)	(152)	(4,171)	17,168
Net income (loss) from discontinued operations	-	-	(129)	-	-	(129)
Net income (loss)	$23,518	$(1,332)	$(824)	$(152)	$(4,171)	$17,039

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

33 | Page

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and nine months ended September 30, 2013 there were no significant transfers between levels.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities – At September 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company’s TPS are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company holds other single-issuer TPS for which the fair value is determined using broker-dealer quotes and is classified as a Level 3 due to the illiquid nature of this type of security.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At September 30, 2013 and December 31, 2012, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

34 | Page

when circumstances occur that indicate a change in fair value has occurred.  The Company classified impaired loans as Level 3.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$351,782	$-	$351,782	$-
Trust preferred securities	91,509	47,939	42,590	980
Corporate debt securities	116,024	-	116,024	-
Municipal securities	1,478	-	1,478	-
Total available for sale securities	$560,793	$47,939	$511,874	$980

Derivatives:
Cash flow hedge - interest rate swap	$244	$-	$244	$-
Fair value hedge - interest rate swap	1,334	-	1,334	-
Reverse interest rate swap	6,172	-	6,172	-
Total derivative assets	$7,750	$-	$7,750	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$4,988	$-	$4,988	$-
Fair value hedge - interest rate swap	48	-	48	-
Reverse interest rate swap	6,158	-	6,158	-
Total derivative liabilities	$11,194	$-	$11,194	$-

35 | Page

		Fair value measurements using:
(in thousands)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$359,202	$-	$359,202	$-
U.S. government agencies	3,020	-	3,020	-
Trust preferred securities	89,985	66,004	23,001	980
Corporate debt securities	105,022	-	105,022	-
Municipal securities	940	-	940	-
Total available for sale securities	$558,169	$66,004	$491,185	$980

Derivatives:
Fair value hedge - interest rate swap	$131	$-	$131	$-
Reverse interest rate swap	8,930	-	8,930	-
Total derivative assets	$9,061	$-	$9,061	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$9,044	$-	$9,044	$-
Reverse interest rate swap	9,352	-	9,352	-
Total derivative liabilities	$18,396	$-	$18,396	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the nine	For the year
	months ended	months ended	ended
(in thousands)	September 30, 2013	September 30, 2013	December 31, 2012
Beginning balance	$983	$980	$1,990
Purchases	-	-	980
Realized loss on OTTI	-	-	(297)
Paydowns	-	-	(340)
Sales	-	-	(2,500)
Unrealized gain included in OCI	(3)	-	1,147
Ending balance	$980	$980	$980

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At September 30, 2013	$13,483	$-	$-	$13,483
At December 31, 2012	$16,146	$-	$-	$16,146

36 | Page

During the three and nine months ended September 30, 2013, the Company recorded a $0.4 million provision for loan loss reversal and a $1.1 million loan loss provision on impaired loans, respectively.  For the three and nine months ended September 30, 2013 the Company recorded net recoveries and charge-offs of $0.1 million and $0.8 million, respectively, on impaired loans, respectively.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At September 30, 2013	$7,051	$-	$-	$7,051	$1,392
At December 31, 2012	$10,914	$-	$-	$10,914	$(1,403)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	September 30, 2013	December 31, 2012
OREO recorded at fair value	$7,051	$10,914
Estimated selling costs	(91)	(337)
OREO	$6,960	$10,577

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the nine months ended September 30, 2013:

(in thousands)	OREO
Beginning OREO balance	$10,577
Loans foreclosed and transferred in	211
OREO sales	(5,220)
Net gain on sale and valuation adjustments	1,392
Ending OREO balance	6,960
Estimated selling costs	91
OREO recorded at fair value	$7,051

37 | Page

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value	Valuation Technique	Unobservable Input	Weighted Average %	Range
Impaired loans:
Commercial	$2,351	Property appraisals (1)	Management discount for property type and recent market volatility	63%	10% - 90%
Real estate - mortgage	9,086	Property appraisals (1)	Management discount for property type and recent market volatility	26%	10% - 45%
Land acquisition & development	1,871	Property appraisals (1)	Management discount for property type and recent market volatility	30%	30%
Consumer	175	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10%
Total impaired loans	$13,483

OREO:
Commercial	$4,083	Property appraisals (1)	Management discount for property type and recent market volatility	21%	10% - 40%
Land acquisition & development	2,968	Property appraisals (1)	Management discount for property type and recent market volatility	24%	20% - 30%
Total OREO	$7,051

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2013 and December 31, 2012.

38 | Page

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$99,697	$99,697	$65,893	$65,893
Restricted cash	-	-	4,540	4,540
Investment securities available for sale	560,793	560,793	558,169	558,169
Investment securities held to maturity	13,249	13,169	5,459	5,466
Other investments	8,847	8,847	8,037	8,037
Loans — net	2,007,056	1,996,632	1,879,566	1,885,648
Accrued interest receivable	9,255	9,255	8,354	8,354
Interest rate swaps	7,750	7,750	9,061	9,061

Financial liabilities:
Deposits	$2,269,193	$2,269,939	$2,129,260	$2,129,835
Securities sold under agreements to repurchase	164,188	160,969	127,887	138,113
Accrued interest payable	541	541	461	461
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	-	-	20,984	21,592
Interest rate swaps	11,194	11,194	18,396	18,396

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

39 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2013:

At September 30, 2013
(in thousands)	Company	Bank
Shareholders' equity	$272,937	$284,578
Disallowed intangible assets	(2,960)	-
Unrealized gain on available for sale securities	(4,627)	(4,627)
Unrealized gain (loss) on cash flow hedges	2,941	(151)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier I regulatory capital	$338,283	$279,800

Allowance for loan losses	29,321	28,935
Total risk-based regulatory capital	$367,604	$308,735

	Company			Bank
At September 30, 2013	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$338,283	$367,604	$338,283	$279,800	$308,735	$279,800
Well-capitalized requirement	139,991	233,318	136,198	138,168	230,280	134,820
Regulatory capital - excess	$198,292	$134,286	$202,085	$141,632	$78,455	$144,980
Capital ratios	14.5%	15.8%	12.4%	12.2%	13.4%	10.4%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

40 | Page

 11.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

	Three months ended		Nine months ended
Other noninterest income	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Loan fees	$374	$355	$1,108	$954
Other customer service fees	415	358	1,198	1,074
Bank-owned life insurance earnings	351	344	-	955
Private equity investment income (loss)	386	(107)	736	1,763
Other	17	391	1,953	550
Total	$1,543	$1,341	$4,995	$5,296

	Three months ended		Nine months ended
Other noninterest expense	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Marketing and business development	$640	$505	$2,060	$1,843
Service contracts	1,014	734	2,688	2,289
Professional fees	504	629	1,724	1,806
Office supplies and delivery	370	383	1,136	1,129
Other	603	634	2,136	2,125
Total	$3,131	$2,885	$9,744	$9,192

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

Executive Summary

CoBiz Financial Inc. is a $2.8 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado. Our operating segments include: Commercial Banking, Investment Banking, Wealth Management and Insurance.

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

Industry Overview

At the September 2013 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that while some indicators of labor market conditions have shown improvement, the unemployment rate remains elevated.  The FOMC currently anticipates that the low range of the target federal funds rate will remain appropriate for as long as the unemployment rate is above 6.5% and inflation is projected to be no more than a half percentage point above the Committee’s 2% goal. The FOMC also stated that the downside risks to the

41 | Page

outlook of the economy and the labor market have diminished since last fall, while at the same time economic activity and labor market conditions have improved.  However, the FOMC decided to continue purchasing additional agency mortgage backed and longer-term Treasury securities at a combined pace of $85 billion each month.  This is intended to keep downward pressure on longer-term interest rates, support mortgage markets and help make broader financial conditions more accommodative.  The FOMC intends to await more evidence that economic activity and labor market improvements will be sustained before adjusting the pace of its purchases.

Labor markets have improved in 2013 with the national unemployment rate decreasing to 7.3% in August, down from respective averages of 8.1% and 8.9% in 2012 and 2011 and the lowest level since November 2008.  Between August 2012 and August 2013, Colorado and Arizona were two of the states noted as having statistically significant employment increases at 2.5% and 2.0%, respectively.

In the second quarter of 2013, FDIC insured commercial banks and savings institutions reported combined earnings of $42.2 billion, 23% higher than the second quarter of 2012.  This was the 16th consecutive quarter that earnings registered a year-over-year increase.  However, the average Return on Assets (ROA) of 1.17% for the second quarter of 2013 remains below the average ROA of 1.27% for the industry between 2000-2006. Earnings for the industry continue to be restrained by a diminishing net interest income.  Net interest income for the industry fell for the third consecutive quarter and for the fourth time in the past five quarters.  Higher noninterest income and lower noninterest expense helped improve earnings on a year-over-year basis.

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

•

Inclusion of a number of deductions and adjustments from regulatory capital.  These include, for example, deferred tax assets dependent upon future taxable income, and investments in equity issued by nonconsolidated financial entities above certain thresholds.  The Company estimates that application of the new requirements would result in significant deductions from regulatory capital due to the Company’s investment in bank trust preferred and subordinated debt securities.  However, these deductions will be phased in over a three-year period beginning in 2015, which will allow the Company to mitigate the impact of the deduction through a reduction in the impacted securities portfolio through calls, maturities and sales.

•	Overall, minimum requirements will increase for both the quantity and quality of capital held by institutions.

Financial and Operational Highlights

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company sold its wealth transfer division that focused on high-end life insurance and closed its trust department during the fourth quarter of 2012.  The results of operations related to these areas have been reported as discontinued operations.  The prior period disclosures in the following section of this report have been adjusted to conform to the new presentation.  Noted below are some of the Company’s significant financial performance measures and operational results for the first nine months of 2013:

•

The Company exceeded the small-business loan growth threshold of 10% required under the SBLF program to achieve the lowest dividend tier on its Series C Preferred Stock.  The dividend rate on the Series C Preferred Stock will be fixed at 1% through the end of 2015.

•	Net income and earnings per share improved for the three and nine months ended September 30, 2013 over the prior year.

42 | Page

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net interest income before provision	$24,375	$23,247	$70,925	$70,174
Provision for loan losses	(1,554)	(2,506)	(4,209)	(4,396)
Noninterest income	7,759	6,400	22,660	19,887
Net income	7,025	6,349	20,336	17,039

Diluted earnings per common share	$0.17	$0.14	$0.49	$0.38
Net interest margin	3.87%	4.00%	3.89%	4.14%
Return on average assets	1.02%	1.00%	1.02%	0.92%
Return on average shareholders' equity	10.34%	10.23%	10.25%	9.56%

•	Credit quality improvements resulted in a negative provision for loan losses for the three and nine months ended September 30, 2013 and 2012.

•

The net interest margin decreased 13 basis points to 3.87% and 25 basis points to 3.89% during the three and nine months ended September 30, 2013, respectively, over the same periods in the prior year.  The decreases were primarily due to the low rate environment that has accelerated prepayments on higher yielding investments and lowered the yield on new lending activity.  While the net interest margin has decreased in 2013, net interest income has increased in two of the last three quarterly periods in 2013.

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2013	2012
Total assets	$2,807,955	$2,653,641
Total loans	2,048,866	1,926,432
Total deposits	2,269,193	2,129,260
Total shareholders' equity	272,937	257,051

Allowance for loan losses	$41,810	$46,866
Nonperforming assets	25,471	30,289
Allowance for loan and credit losses to total loans	2.04%	2.43%
Nonperforming assets to total assets	0.91%	1.14%

•

The loan portfolio at September 30, 2013 increased $122.4 million, or 6.4%, over the balance at December 31, 2012.  After being relatively flat in the first quarter of the year, loan growth accelerated in the second and third quarters of 2013.  Most of the increase in the current year came from the commercial loan category, which has increased $86.0 million in 2013.

•

The allowance for loan and credit losses decreased to 2.04% of total loans at September 30, 2013, from 2.43% at December 31, 2012, driven by an improvement in credit quality.  Nonperforming loans have decreased $1.2 million in the first nine months of 2013 and classified loans decreased $32.5 million during the same period.

•	OREO decreased 34.2% to $7.0 million during 2013, the lowest level since its peak in February 2009. Approximately 77% of the OREO balance is comprised of one Colorado property of $5.4 million.

•

An increase in interest rates during the second quarter of 2013 negatively impacted the value of the investment portfolio.  The unrealized gain on investments decreased $9.4 million during 2013.  Offsetting this decrease was a reduction in the unrealized loss on derivatives of $4.3 million.  In combination, on a tax-effected basis these items reduced shareholders’ equity by $3.2 million during 2013.

•

In August 2013, the Company redeemed $21.0 million of 9.0% subordinated debentures.  This redemption increased the net interest margin by 0.03% in the third quarter of 2013 and will benefit future quarters by a larger amount.

•	Noninterest-bearing demand deposits totaled $990.2 million at September 30, 2013 and comprise 43.6% of total deposits.

43 | Page

•

In response to the expiration of the unlimited FDIC insurance, the Company began offering a new demand deposit product in 2013 similar to CDARS, discussed below.  This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  The Company had $29.1 million in this deposit category at September 30, 2013.  The Company does not consider these deposits as brokered deposits since customer transactions generated the activity.

•

On July 10, 2013, the Company announced its plans to enter two new markets in Colorado and the formation of a private banking division.  The Company received regulatory approval to open bank locations in Fort Collins and Colorado Springs in September 2013.

•	As previously announced, the Company closed one of its locations in the Vail valley of Colorado.

•	The Company’s total risk-based capital ratio was 15.8% at September 30, 2013, compared to 16.5% at the end of 2012.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September 30, 2013 there were $568.5 million or 20.0% of total assets recorded at fair value on a recurring basis consisting of $560.8 million in available for sale securities and $7.8 million in derivative instruments.  At September 30, 2013, $11.2 million or 0.4% of total liabilities represents liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities. Assets recorded at fair value on a nonrecurring basis at September 30, 2013, consist of impaired loans totaling $13.5 million or 0.5% of total assets.

At September 30, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, which are considered by the Company an unobservable input (Level 3), totaled $1.0 million at September 30, 2013.  Investments incorporating Level 3 inputs as part of their valuation represent less than 0.1% of total assets at the report date.

The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation

44 | Page

adjustments associated with its derivatives utilize Level 3 inputs (i.e. estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties).  However, at September 30, 2013 and December 31, 2012, the Company concluded that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant.  Therefore, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Deferred Tax Assets.  At September 30, 2013, the Company has recorded net deferred tax assets of $26.6 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  The Company did not have a valuation allowance at September 30, 2013 or December 31, 2012.

Financial Condition

Total assets at September 30, 2013 were $2.81 billion, increasing $154.3 million or 5.82% from $2.65 billion at December 31, 2012.  Assets consist primarily of loans net of allowance for losses and investment securities, accounting for 92% of total assets.  Total liabilities at September 30, 2013, were $2.54 billion, increasing $138.4 million or 5.8% from $2.40 billion at December 31, 2012.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 96% of total liabilities.  Shareholder’s equity at September 30, 2013 was $272.9 million, increasing $15.9 million or 6.2% from $257.1 million at December 31, 2012.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 20.8% of total assets at September 30, 2013, compared to 21.5% at December 31, 2012.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six Fortune 100 issuers.  Over eighty percent of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on available for sale securities decreased $9.4 million to $7.5 million at September 30, 2013 from $16.8 million at December 31, 2012, as a result of an increase in interest rates during 2013.    The Company did not recognize any OTTI in earnings during the three and nine months ended September 30, 2013.

				Net	% of
AVAILABLE FOR SALE SECURITIES	At September 30, 2013		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$345,382	$351,782	62.7%	$6,400	85.7%
Trust preferred securities	92,399	91,509	16.3	(890)	(11.9)
Corporate debt securities	114,047	116,024	20.7	1,977	26.5
Municipal securities	1,501	1,478	0.3	(23)	(0.3)
Total available for sale securities	$553,329	$560,793	100.0%	$7,464	100.0%

Loans.  Gross loans held for investment increased by $122.4 million to $2.05 billion at September 30, 2013, from $1.93 billion at December 31, 2012. During the nine months ended September 30, 2013, the Company advanced $363.8 million

45 | Page

in new credit relationships and an additional $257.3 million on existing lines.  Offsetting credit extensions were primarily Paydowns and maturities of $495.5 million and gross charge-offs of $3.2 million.

	At September 30, 2013		At December 31, 2012		At September 30, 2012
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$815,424	40.6%	$729,442	38.8%	$663,880	37.6%
Owner-occupied real estate	446,976	22.3	434,384	23.1	425,217	24.1
Investor real estate	443,516	22.1	445,993	23.7	425,607	24.1
Land acquisition & development	43,359	2.1	53,562	2.8	54,220	3.0
Real estate - construction	61,787	3.1	67,022	3.6	56,180	3.2
Consumer	180,243	9.0	149,638	8.0	137,299	7.8
Other	57,561	2.9	46,391	2.5	49,004	2.8
Total loans	2,048,866	102.1	1,926,432	102.5	1,811,407	102.6
Allowance for loan losses	(41,810)	(2.1)	(46,866)	(2.5)	(46,437)	(2.6)
Total net loans	$2,007,056	100.0%	$1,879,566	100.0%	$1,764,970	100.0%

The commercial and consumer loan segments drove loan growth during the first nine months of 2013.  Commercial loans increased $86.0 million or 12% while consumer lending, primarily jumbo mortgages, increased $30.6 million or 20% since the beginning of 2013.

The allowance for loan losses decreased $5.1 million during the nine months ended September 30, 2013, through net charge-offs of $0.8 million and release of net excess reserves of $4.2 million.  The reduction in the allowance for loan losses even as lending grows is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 4 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $5.0 million to $26.6 million at September 30, 2013, from $31.6 million at December 31, 2012. The decrease was primarily related to the tax effect of the following events during the first nine months of 2013:  decline in the allowance for loan and credit losses ($1.9 million); settlement of bonus, stock, and deferred compensation obligations ($2.0 million); and valuation changes in the derivatives portfolio ($1.6 million).  Offsetting these items was a net change in other items ($0.5 million).

Other Real Estate Owned.  OREO decreased $3.6 million to $7.0 million at September 30, 2013, from $10.6 million at December 31, 2012.  During the nine months ended September 30, 2013, the Company received proceeds of $5.2 million on the sale of five Colorado and two Arizona properties.  Gains recognized on OREO were $1.4 million during the first nine months of 2013.  At September 30, 2013, $1.1 million of OREO was in Arizona and $5.9 million was in Colorado.

Other Assets. Other assets were $22.9 million at September 30, 2013, down $10.0 million from December 31, 2012.  The decrease related primarily to repayment by the FDIC of the Company’s prepaid assessment ($1.0 million), release of restricted cash held with a correspondent bank ($4.5 million), decrease in the fair market value of derivatives assets ($2.3 million) and decreases in fees receivable ($1.9 million).

Deposits.  Total deposits increased  $139.9 million to $2.27 billion at September 30, 2013 from $2.13 billion at December 31, 2012.  Noninterest-bearing deposits drove the total deposit increase growing $130.8 million or 15% year to date. Noninterest-bearing deposits have accounted for more than 40% of total deposits since the third quarter of 2012 and were 43.6% at September 30, 2013.   At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired and as a result funds deposited in noninterest-bearing deposit accounts no longer receive unlimited deposit insurance coverage by the FDIC.  All depositors’ accounts, including all noninterest-bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000.  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS  (discussed below) that provides  a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.  While the Company does not believe there will be a significant outflow of deposits due to the expiration of unlimited FDIC insurance, if this were to occur, the Company’s liquidity and results of operations may be negatively impacted.

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

46 | Page

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

	At September 30, 2013		At December 31, 2012		At September 30, 2012
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
NOW and money market	$869,947	35.7%	$866,250	38.4%	$813,202	37.4%
Interest-bearing demand	137,698	5.7	118,433	5.2	117,915	5.4
Savings	11,272	0.5	24,813	1.1	10,659	0.5
Certificates of deposits under $100	28,098	1.2	30,058	1.3	30,574	1.4
Certificates of deposits $100 and over	133,243	5.5	148,184	6.6	162,595	7.5
Reciprocal CDARS	98,748	4.0	82,127	3.6	90,468	4.2
Total interest-bearing deposits	1,279,006	52.6	1,269,865	56.2	1,225,413	56.4
Noninterest-bearing demand deposits	990,187	40.7	859,395	38.1	823,363	37.9
Customer repurchase agreements	164,188	6.7	127,887	5.7	124,836	5.7
Total deposits and customer repurchase agreements	$2,433,381	100.0%	$2,257,147	100.0%	$2,173,612	100.0%

Securities Sold Under Agreements to Repurchase.  Securities sold under agreement to repurchase (Customer Repos) are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. Customer repos increased 28% during the first nine months 2013.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the FHLB.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At September 30, 2013 and December 31, 2012, the Company had no short-term borrowings outstanding.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $16.8 million from the end of 2012 to $29.5 million at September 30, 2013.  The decrease is attributed to lower income tax accruals ($1.5 million), bonus and deferred compensation items ($3.8 million), a decrease in the fair market value of derivative liabilities ($8.2 million) and a decrease in other liabilities ($3.3 million).

47 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
INCOME STATEMENT	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Interest income	$26,961	$26,449	$512	1.9%	$79,173	$79,885	$(712)	(0.9)%
Interest expense	2,586	3,202	(616)	(19.2)	8,248	9,711	(1,463)	(15.1)
NET INTEREST INCOME BEFORE PROVISION	24,375	23,247	1,128	4.9	70,925	70,174	751	1.1
Provision for loan losses	(1,554)	(2,506)	952	(38.0)	(4,209)	(4,396)	187	(4.3)
NET INTEREST INCOME AFTER PROVISION	25,929	25,753	176	0.7	75,134	74,570	564	0.8
Noninterest income	7,759	6,400	1,359	21.2	22,660	19,887	2,773	13.9
Noninterest expense	23,814	21,958	1,856	8.5	67,989	67,958	31	0.0
INCOME BEFORE INCOME TAXES	9,874	10,195	(321)	(3.1)	29,805	26,499	3,306	12.5
Provision for income taxes	2,849	3,721	(872)	(23.4)	9,642	9,331	311	3.3
NET INCOME FROM CONTINUING OPERATIONS	7,025	6,474	551	8.5	20,163	17,168	2,995	17.4
Net income (loss) from discontinued operations	-	(125)	125	(100.0)	173	(129)	302	(234.1)
NET INCOME	$7,025	$6,349	$676	10.6%	$20,336	$17,039	$3,297	19.3%

Annualized ROA for the three and nine months ended September 30, 2013 increased to 1.02% compared to 1.00% and 0.92% in the comparable prior year periods.  Annualized return on average shareholders’ equity for the three and nine months ended September 30, 2013 was 10.34% and 10.25%, respectively, compared to 10.23% and 9.56% in the comparable prior year periods.  Improvement in both earnings metrics is attributable to the negative provision for loan losses, and an increase in contributions by fee-based business lines.  Noninterest income as a percentage of operating revenue increased to 24.15% and 24.21% for the three and nine months ended September 30, 2013, respectively, compared to 21.59% and 22.08% in the comparable prior year periods.  The Company’s efficiency ratio was 75.10% and 74.00% for the three and nine months ended September 30, 2013, respectively, compared to 75.28% and 75.46% in the comparable prior year periods.

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

48 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013			2012
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$16,478	$23	0.55%	$28,933	$26	0.35%
Investment securities (1)	573,375	4,116	2.87%	607,696	4,535	2.99%
Loans (1)(2)	2,031,282	23,564	4.54%	1,780,352	22,411	4.93%
Allowance for loan losses	(43,228)			(51,016)
Total interest-earning assets	$2,577,907	$27,703	4.14%	$2,365,965	$26,972	4.37%

Noninterest-earning assets	156,717			164,034
Total assets	$2,734,624			$2,529,999

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$848,295	$710	0.33%	$782,546	$924	0.47%
Interest-bearing demand	118,384	110	0.37%	121,979	164	0.53%
Savings	11,789	1	0.03%	10,601	3	0.11%
Certificates of deposit
Reciprocal	95,401	86	0.36%	91,515	114	0.49%
Under $100	28,457	34	0.47%	30,838	46	0.59%
$100 and over	130,956	189	0.57%	165,152	296	0.71%
Total interest-bearing deposits	$1,233,282	$1,130	0.36%	$1,202,631	$1,547	0.51%
Other borrowings
Securities sold under agreements to repurchase	160,514	86	0.21%	151,222	120	0.31%
Other short-term borrowings	60,245	34	0.22%	21,191	17	0.31%
Long-term debt	82,658	1,336	6.32%	93,150	1,518	6.38%
Total interest-bearing liabilities	$1,536,699	$2,586	0.66%	$1,468,194	$3,202	0.86%
Noninterest-bearing demand accounts	895,826			776,636
Total deposits and interest-bearing liabilities	2,432,525			2,244,830
Other noninterest-bearing liabilities	32,605			38,386
Total liabilities	2,465,130			2,283,216
Total equity	269,494			246,783
Total liabilities and equity	$2,734,624			$2,529,999
Net interest income - taxable equivalent		$25,117			$23,770
Net interest spread			3.48%			3.51%
Net interest margin			3.87%			4.00%
Ratio of average interest-earning assets to
average interest-bearing liabilities	167.76%			161.15%

49 | Page

	For the nine months ended September 30,
	2013			2012
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$17,710	$73	0.54%	$23,872	$76	0.42%
Investment securities (1)	565,136	12,588	2.97%	623,865	15,265	3.26%
Loans (1)(2)	1,971,927	68,515	4.58%	1,713,940	65,884	5.05%
Allowance for loan losses	(45,163)			(53,256)
Total interest-earning assets	$2,509,610	$81,176	4.19%	$2,308,421	$81,225	4.52%

Noninterest-earning assets	162,060			168,958
Total assets	$2,671,670			$2,477,379

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$837,033	$2,195	0.35%	$771,182	$2,850	0.49%
Interest-bearing demand	115,768	342	0.39%	112,068	457	0.54%
Savings	13,900	6	0.06%	10,623	9	0.11%
Certificates of deposit
Reciprocal	88,801	272	0.41%	91,884	342	0.50%
Under $100	29,264	112	0.51%	31,980	155	0.65%
$100 and over	138,309	635	0.61%	166,020	931	0.75%
Total interest-bearing deposits	$1,223,075	$3,562	0.39%	$1,183,757	$4,744	0.54%
Other borrowings
Securities sold under agreements to repurchase	151,542	252	0.22%	135,985	324	0.31%
Other short-term borrowings	58,097	113	0.26%	52,068	121	0.31%
Long-term debt	89,614	4,321	6.36%	93,150	4,522	6.38%
Total interest-bearing liabilities	$1,522,328	$8,248	0.72%	$1,464,960	$9,711	0.88%
Noninterest-bearing demand accounts	850,375			736,226
Total deposits and interest-bearing liabilities	2,372,703			2,201,186
Other noninterest-bearing liabilities	33,582			38,236
Total liabilities	2,406,285			2,239,422
Total equity	265,385			237,957
Total liabilities and equity	$2,671,670			$2,477,379
Net interest income - taxable equivalent		$72,928			$71,514
Net interest spread			3.47%			3.64%
Net interest margin			3.89%			4.14%
Ratio of average interest-earning assets to
average interest-bearing liabilities	164.85%			157.58%

(1)Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)Yields have been adjusted to reflect a tax-equivalent basis where applicable.

50 | Page

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2013 rose 5.7% and 2.0%, respectively, compared to the prior year periods.  Average interest-earning assets for the three and nine months ended September 30, 2013 increased $211.9 million and $201.2 million to $2.58 billion and $2.51 billion, respectively. Growth in interest-earning assets was driven primarily by a $258.7 million and $266.1 million increase in average net loans during the three and nine months ended September 30, 2013, respectively.  The positive effect of interest-earning asset growth on the net interest margin was offset by lower yields due to the current low interest rate environment.  The tax-equivalent net interest margin dropped to 3.87% and 3.89% during the three and nine months ended September 30, 2013, respectively, from 4.00% and 4.14% in the comparable prior year periods.  During the three and nine months ended September 30, 2013, average yields on interest-earning assets decreased 23 basis points and 33 basis points, respectively, from the comparable prior year periods.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost decreased to 21 basis points and 23 basis points for the three and nine months ended September 30, 2013, respectively, down from 31 basis points and 33 basis points in the comparable prior year periods.  Average rates on total interest-bearing liabilities for the three and nine months ended September 30, 2013 decreased 20 basis points and 16 basis points to 0.66% and 0.72%, respectively, driven primarily by lower rates on NOW and money market deposits and CDs.

The following table presents noninterest income for the three and nine months ended September 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
NONINTEREST INCOME	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Service charges	$1,359	$1,218	$141	11.6%	$4,039	$3,683	$356	9.7%
Investment advisory income	1,306	1,176	130	11.1	3,713	3,094	619	20.0
Insurance income	2,862	2,412	450	18.7	8,582	7,339	1,243	16.9
Investment banking income	689	253	436	172.3	1,331	475	856	180.2
Other income	1,543	1,341	202	15.1	4,995	5,296	(301)	(5.7)
Total noninterest income	$7,759	$6,400	$1,359	21.2%	$22,660	$19,887	$2,773	13.9%

Service Charges. Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges grew in the current quarter compared to a year ago due to growth in the average balance of deposit accounts using our treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million and $0.6 million during the three and nine months ended September 30, 2013 compared to the prior year periods.  Fees earned are generally based on a percentage of the assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the first nine months of 2013 grew approximately 5.5% compared to the first nine months of 2012 and totaled $789.7 million at September 30, 2013.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue for the three and nine months ended September 30, 2013 increased $0.5 million and $1.2 million, respectively, compared to the prior year periods on higher income from both areas.  Benefits consulting contributed 48% of total insurance income and P&C contributed 52% in the nine months ended September 30, 2013, unchanged from the same period in 2012.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. During the three and nine months ended September 30, 2013, investment banking revenues increased $0.4 million and $0.9 million compared to the prior year periods due to an increase in the number of deal closings and active engagements.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign

51 | Page

exchange fees and safe deposit income.  Other income for the three and nine months ended September 30, 2013 increased $0.2 million and decreased $0.3 million, respectively, from the comparable prior year periods.

The following table presents noninterest expense for the three and nine months ended September 30, 2013 and 2012.

			2013 vs 2012				2013 vs 2012
NONINTEREST EXPENSE	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Salaries and employee benefits	$16,373	$14,004	$2,369	16.9%	$45,577	$42,469	$3,108	7.3%
Share-based compensation expense	694	499	195	39.1	2,188	1,490	698	46.8
Occupancy expenses, premises and equipment	3,289	3,307	(18)	(0.5)	9,748	10,078	(330)	(3.3)
Amortization of intangibles	152	265	(113)	(42.6)	511	531	(20)	(3.8)
FDIC and other assessments	403	456	(53)	(11.6)	1,281	1,337	(56)	(4.2)
Other real estate owned and loan workout costs	91	477	(386)	(80.9)	379	1,814	(1,435)	(79.1)
Net OTTI on securities recognized in earnings	-	35	(35)	(100.0)	-	297	(297)	(100.0)
(Gain) loss on securities, other assets and OREO	(319)	30	(349)	nm	(1,439)	750	(2,189)	(291.9)
Other expense	3,131	2,885	246	8.5	9,744	9,192	552	6.0
Total noninterest expense	$23,814	$21,958	$1,856	8.5%	$67,989	$67,958	$31	0.0%

nm = not meaningful

Salaries and Employee Benefits.  Salaries and employee benefit expense increased 16.9% or $2.4 million and 7.3% or $3.1 million for the three and nine months ended September 30, 2013, respectively. The increase relates to annual cost of living and merit increases effective in the second quarter of 2013, an increase in variable compensation due to an increase in fee-based income, an increase in incentive compensation, and higher medical expenses.  The Company had 510 full-time equivalent employees at September 30, 2013, up from 502 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and nine months ended September 30, 2013 compared to the prior year periods due to the issuance of restricted stock during the first quarter of 2013 coupled with an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs remained relatively stable during the three and nine months ended September 30, 2013, with year to date expense decreasing $0.3 million or 3% compared to the prior year period due to lower rent, common area and utilities expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC and other assessments were stable compared to prior year periods.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.4 million and $1.4 million during the three and nine months ended September 30, 2013, respectively, compared to the corresponding prior year periods.  These costs are directly related to the level of nonperforming assets and have declined due to the reduction in nonperforming assets.  Nonperforming assets were $25.5 million and $34.3 million at September 30, 2013 and 2012, respectively, a reduction of 26%.

Net OTTI on Securities Recognized in Earnings.  Net OTTI losses on securities represent credit losses recognized on available for sale securities.  OTTI recognized during the three and nine months ended September 30, 2012 related solely to private-label MBS that were credit impaired and were sold in 2012.

(Gain) Loss on Securities, Other Assets, and OREO. (Gain) and loss on securities, other assets and OREO is summarized in the following table.

52 | Page

			2013 vs 2012				2013 vs 2012
	(Gain) loss for the three months ended September 30,		Increase (decrease)		(Gain) loss for the nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Available for sale securities	$28	$133	$(105)	(78.9)%	$(461)	$(636)	$175	(27.5)%
OREO	(341)	169	(510)	(301.8)	(1,392)	1,658	(3,050)	(184.0)
Other	(6)	(272)	266	(97.8)	414	(272)	686	(252.2)
	$(319)	$30	$(349)	nm	$(1,439)	$750	$(2,189)	(291.9)%

Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, professional services (auditing, legal, marketing and courier).  Other operating expenses for the three and nine months ended September 30, 2013 increased due to higher business development and marketing expense and service contracts compared to the prior year periods.

Provision for Income Taxes.  Effective income tax rates for the three and nine months ended September 30, 2013, were 29% and 32%, respectively, compared to 36% and 35% for the respective prior year periods.  During the three and nine months ended September 30, 2013, the Company made return-to-provision adjustments and derecognized estimated penalties and interest related to uncertain tax positions settled during the period.  These adjustments reduced tax expense by $0.4 million and $0.5 million for the respective periods.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2013	2012	Increase	2013	2012	Increase
Provision for loan losses	$(1,554)	$(2,506)	$952	$(4,209)	$(4,396)	$187
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$(1,554)	$(2,506)	$952	$(4,209)	$(4,396)	$187

The improvement in credit quality over the prior year, as reflected by a decrease in classified loans and charge-offs, has resulted in negative loan and credit loss provisions.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $32.5 million to $48.7 million at September 30, 2013 from December 31, 2012.  At September 30, 2013, the allowance for loan and credit losses decreased to 2.04% of total loans from 2.43% at December 31, 2012, and 2.57% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans decreased to 225.87% at September 30, 2013 from 237.75% at December 31, 2012 and was comparable to the 225.00% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  During the three and nine months ended September 30, 2013, the Company had $0.1 million net recoveries and $0.8 million in net charge-offs, respectively.  During the three and nine months ended September 30, 2012, the Company had $2.2 million net recoveries and $4.8 million net charge-offs, respectively.

53 | Page

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance of allowance for loan losses at beginning of period	$46,866	$55,629	$55,629
Charge-offs:
Commercial	(438)	(1,122)	(982)
Real estate - mortgage	(2,007)	(2,789)	(2,517)
Land acquisition & development	(632)	(3,135)	(3,115)
Real estate - construction	-	(867)	(867)
Consumer	(104)	(653)	(635)
Other	(2)	(34)	(20)
Total charge-offs	(3,183)	(8,600)	(8,136)
Recoveries:
Commercial	935	2,021	1,547
Real estate - mortgage	552	746	514
Land acquisition & development	682	1,757	1,248
Real estate - construction	130	3	3
Consumer	37	43	28
Total recoveries	2,336	4,570	3,340
Net charge-offs	(847)	(4,030)	(4,796)
Provision for loan losses charged to operations	(4,209)	(4,733)	(4,396)
Balance of allowance for loan losses at end of period	$41,810	$46,866	$46,437

Balance of allowance for credit losses at beginning of period	$-	$35	$35
Provision for credit losses charged to operations	-	(35)	-
Balance of allowance for credit losses at end of period	$-	$-	$35

Total provision for loan and credit losses
charged to operations	$(4,209)	$(4,768)	$(4,396)

Ratio of net charge-offs to average loans	0.04%	0.23%	0.28%

Average loans outstanding during the period	$1,971,927	$1,743,473	$1,713,940

Allowance for loan and credit losses	$41,810	$46,866	$46,472

54 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2013	2012	2012
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$35	$1,183
Nonaccrual loans:
Commercial	3,303	3,324	2,698
Real estate - mortgage	12,530	10,779	10,440
Land acquisition & development	2,156	4,655	5,021
Real estate - construction	-	271	647
Consumer and other	522	648	665
Total nonaccrual loans	18,511	19,677	19,471
Total nonperforming loans	18,511	19,712	20,654
OREO and repossessed assets	6,960	10,577	13,619
Total nonperforming assets	$25,471	$30,289	$34,273

Performing renegotiated loans	$28,814	$43,321	$34,637
Classified loans	$48,735	$81,205	$90,882

Allowance for loan losses	$41,810	$46,866	$46,437
Allowance for credit losses	-	-	35
Allowance for loan and credit losses	$41,810	$46,866	$46,472
Nonperforming assets to total assets	0.91%	1.14%	1.34%
Nonperforming loans to total loans	0.90%	1.02%	1.14%
Nonperforming loans and OREO to total loans and OREO	1.24%	1.56%	1.88%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	2.04%	2.43%	2.57%
Allowance for loan and credit losses to nonperforming loans	225.87%	237.75%	225.00%

Nonperforming assets decreased  $4.8 million or 15.9% at September 30, 2013, from December 31, 2012 and decreased $8.8 million or 25.7% from the comparable prior year period.  The decrease in nonperforming assets from the end of 2012 is attributed to a decline in nonperforming A&D loans and OREO.  Approximately 45% or $11.6 million of nonperforming assets at September 30, 2013 were concentrated in Colorado, while the remaining 55% or $13.9 million were in Arizona.  Nonperforming loans represent 73% of total nonperforming assets with the remaining 27% comprised of OREO and repossessed assets.  Nonperforming loans of $18.5 million are concentrated primarily within the real estate – mortgage (68%), land A&D (12%), and commercial (18%) loan segments.  OREO decreased $3.6 million and $6.7 million from December 31, 2012 and September 30, 2012, respectively, primarily as a result of the overall improvement in asset quality and OREO sales.  The Company foreclosed on two properties in 2012 and two additional properties during the first nine months of 2013, but sold 18 properties in 2012 and seven in 2013.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

55 | Page

Segment Results

Certain financial metrics and discussion of the results for the three and nine months ended September 30, 2013 and 2012, of each operating segment, are presented below.

Commercial Banking			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$25,573	$24,634	$939	3.8%	$74,845	$74,290	$555	0.7%
Provision for loan losses	(1,449)	(2,324)	875	(37.7)	(3,302)	(3,528)	226	(6.4)
Noninterest income	2,795	2,495	300	12.0	8,712	8,890	(178)	(2.0)
Noninterest expense	8,612	7,261	1,351	18.6	25,744	24,333	1,411	5.8
Provision for income taxes	7,402	8,374	(972)	(11.6)	21,690	23,058	(1,368)	(5.9)
Net income before management fees and overhead allocations	13,803	13,818	(15)	(0.1)	39,425	39,317	108	0.3
Management fees and overhead allocations, net of tax	5,592	5,704	(112)	(2.0)	16,111	15,799	312	2.0
Net income	$8,211	$8,114	$97	1.2%	$23,314	$23,518	$(204)	(0.9)%

Net income for the Commercial Banking segment during the three and nine months ended September 30, 2013 was largely stable compared to the prior year periods.  Both periods in 2013 benefited from a higher net interest income that was offset by a lower negative loan loss provision and higher noninterest expense.

Net interest income for the three and nine months ended September 30, 2013 increased $0.9 million and $0.6 million, respectively, compared to the prior year periods.  The effect on net interest income from loan volume increases in the current quarter and year-to-date periods compared to a year earlier was offset by volume declines in the investment securities portfolio coupled with a decrease in the average earning yield.

The commercial banking segment continues to benefit from negative provision for loan losses due to the overall improvement in asset quality metrics.  However, pressure on the net interest margin from the low rate environment continues to hinder the positive effects of the growing loan portfolio.

Investment Banking			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$1	$1	$-	0.0%	$3	$5	$(2)	(40.0)%
Noninterest income	690	253	437	172.7	1,332	475	857	180.4
Noninterest expense	992	833	159	19.1	2,753	2,527	226	8.9
Benefit for income taxes	(118)	(266)	148	(55.6)	(554)	(829)	275	(33.2)
Net loss before management fees and overhead allocations	(183)	(313)	130	(41.5)	(864)	(1,218)	354	(29.1)
Management fees and overhead allocations, net of tax	38	33	5	15.2	120	114	6	5.3
Net loss	$(221)	$(346)	$125	(36.1)%	$(984)	$(1,332)	$348	(26.1)%

Net loss for the Investment Banking segment for the three and nine months ended September 30, 2013 improved compared to the prior year periods due to higher revenue on closed transactions and retainer fees.  Expense for the current quarter and year-to-date periods was higher due to higher variable compensation expense tied to the revenue increase.

56 | Page

Wealth Management			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$(14)	$(10)	$(4)	40.0%	$(36)	$(31)	$(5)	16.1%
Noninterest income	1,306	1,176	130	11.1	3,717	3,094	623	20.1
Noninterest expense	1,063	1,072	(9)	(0.8)	3,239	3,419	(180)	(5.3)
Provision (benefit) for income taxes	94	32	62	193.8	183	(137)	320	(233.6)
Net income (loss) before management fees and overhead allocations	135	62	73	117.7	259	(219)	478	(218.3)
Net income (loss) from discontinued operations	-	(125)	125	(100.0)	173	(129)	302	(234.1)
Management fees and overhead allocations, net of tax	82	150	(68)	(45.3)	284	476	(192)	(40.3)
Net income (loss)	$53	$(213)	$266	(124.9)%	$148	$(824)	$972	(118.0)%

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

Net income for the Wealth Management segment improved $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to the prior year periods.  Improved results are attributed to revenue growth as the segment has grown AUM and reduced expenses through streamlining front and back office operations.

Investment advisory revenues comprise the majority of noninterest income.  Revenues are generally earned as a percentage of AUM and can fluctuate with movement in the equity markets. Discretionary AUM at September 30, 2013, was $789.7 million, and average AUM for the nine months ended September 30, 2013, increased $40.1 million or 5.5% compared to the prior year period average.

Insurance			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$1	$2	$(1)	(50.0)%	$(6)	$3	$(9)	(300.0)%
Noninterest income	2,862	2,412	450	18.7	8,582	7,339	1,243	16.9
Noninterest expense	2,441	2,444	(3)	(0.1)	7,645	7,090	555	7.8
Provision for income taxes	165	(9)	174	nm	441	108	333	308.3
Net income before management fees and overhead allocations	257	(21)	278	nm	490	144	346	240.3
Management fees and overhead allocations, net of tax	109	86	23	26.7	348	296	52	17.6
Net income (loss)	$148	$(107)	$255	(238.3)%	$142	$(152)	$294	(193.4)%

Net income in the Insurance segment for the three and nine months ended September 30, 2013 increased $0.3 million compared to the prior year periods. Revenue in the current quarter increased 19% compared to the prior year periods, driven equally by increases in employee benefits and P&C revenue growth.  Revenues for the nine months ended September 30, 2013, increased 17%, primarily due to employee benefits.  Year-to-date, expense increased due to variable compensation which is directly related to revenues.

57 | Page

Corporate Support and Other			2013 vs 2012				2013 vs 2012
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	%	2013	2012	Amount	%
Net interest income	$(1,186)	$(1,380)	$194	(14.1)%	$(3,881)	$(4,093)	$212	(5.2)%
Provision for loan losses	(105)	(182)	77	(42.3)	(907)	(868)	(39)	4.5
Noninterest income	106	64	42	65.6	317	89	228	256.2
Noninterest expense	10,706	10,348	358	3.5	28,608	30,589	(1,981)	(6.5)
Benefit for income taxes	(4,694)	(4,410)	(284)	6.4	(12,118)	(12,869)	751	(5.8)
Net loss before management fees and overhead allocations	(6,987)	(7,072)	85	(1.2)	(19,147)	(20,856)	1,709	(8.2)
Management fees and overhead allocations, net of tax	(5,821)	(5,973)	152	(2.5)	(16,863)	(16,685)	(178)	1.1
Net loss	$(1,166)	$(1,099)	$(67)	6.1%	$(2,284)	$(4,171)	$1,887	(45.2)%

The Corporate Support and Other segment is composed of activities of the Parent; non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.

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

Net loss for the three months ended September 30, 2013, was stable compared to the prior year period due to a reduction in interest expense associated with the redemption $21.0 million notes payable during the current quarter offset by higher expense attributed to salaries and benefits.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment. Net loss for the nine months ended September 30, 2013, decreased $1.9 million compared to the prior year period primarily due to gains recognized on the sale of OREO and lower loan workout expense.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2013:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Repurchase agreements (1)	$164,188	$-	$-	$-	$164,188
Operating lease obligations	5,397	9,798	6,736	3,748	25,679
Long-term debt obligations (2)	4,065	6,241	5,681	80,619	96,606
Preferred Stock, Series C dividend (3)	574	58,083	-	-	58,657
Supplemental executive retirement plan	2,399	-	-	-	2,399
Total contractual obligations	$176,623	$74,122	$12,417	$84,367	$347,529

(1)Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.63% and ranges from 1.7% to 3.2%.

58 | Page

(3)Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at September 30, 2013.  The preferred shares are shown in the table as being due in the “After three but within five years” category which assumes $57.4 million of preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2013, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$456,555	$123,657	$46,698	$2,150	$629,060
Standby letters of credit	29,228	8,734	-	1,250	39,212
Commercial letters of credit	2,646	8	-	-	2,654
Unfunded commitments for unconsolidated investments	6,607	-	-	-	6,607
Company guarantees	1,227	-	-	-	1,227
Total commitments	$496,263	$132,399	$46,698	$3,400	$678,760

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

Approximately $50.2 million of total loan commitments at September 30, 2013 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at September 30, 2013 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

59 | Page

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

The Company’s average loan to core deposit ratio increased to 95.1% for the first nine months of 2013 from 89.1% during fiscal 2012. As the loan to deposit ratio has increased, the Company has also increased its level of wholesale borrowings that historically bear a higher cost than core deposits. At September 30, 2013 and December 31, 2012, the Company had no outstanding wholesale borrowings.  However, average wholesale borrowings were $60.2 million and $58.1 million during the three and nine months ended September 30, 2013, respectively, up from $39.4 million during fiscal 2012.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2013, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at September 30, 2013, totaled $587.9 million.  Available funding is comprised of $175.0 million through the unsecured federal fund lines and $412.9 million in secured FHLB borrowing capacity. The Company had $11.4 million in securities available to be pledged as collateral for additional FHLB borrowings at September 30, 2013.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016 which it expects to redeem at or before the date the dividend rate increases.  In July 2013, the Federal Reserve Board’s final rule implementing changes to the regulatory capital framework contained provisions that would preserve the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The

60 | Page

Company has $70.0 million of callable junior subordinated debentures related to the issuance of TPS at September 30, 2013.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At September 30, 2013, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2013, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net income from discontinued operations for the nine months ending September 30, 2013, was $0.2 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s Condensed Consolidated Statements of Cash Flows. Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At September 30, 2013, shareholders’ equity totaled $272.9 million, a $15.9 million increase from December 31, 2012,  primarily related to current period earnings of $20.3 million.  Also contributing to the increase was a $3.1 million increase in common surplus relating to stock-based compensation, sales of stock under the employee stock purchase plan and stock exercises as well as an increase of $2.7 million in AOCI associated with changes in the fair value of derivatives.  Offsetting these increases were common and preferred dividends of $4.4 million and a $5.8 million decline in AOCI related to the Company’s available for sale securities.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2013, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.2% and Total Capital ratio of 13.4%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2013, was 14.5% and its Total Capital ratio 15.8%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  The rules for non-advanced approaches banks and financial institutions like the Company will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

61 | Page

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

Forward Looking Statements

This report contains forward-looking statements that describe the Company’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "would," "could" or "may." Forward-looking statements speak only as of the date they are made.  Such risks and uncertainties include, among other things:

•Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

•Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and related expenses.

•Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

•Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

•The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

•Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

•Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.

•The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, there have been no material changes in the quantitative and qualitative information about market risk provided pursuant to Item 305 of Regulation S-K as presented in our Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2013, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material

62 | Page

information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Item 6.Exhibits

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

COBIZ FINANCIAL INC.

Date:October 25, 2013	By:/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:October 25, 2013	By:/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

63 | Page