Form 10-K
period 2013-12-31
COBIZ FINANCIAL INC
filed 2014-02-14
CIK 1028734

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2013.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission file number 001-15955

COBIZ FINANCIAL INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0826324 (I.R.S. Employer Identification No.)
821 17th St., Denver, CO (Address of principal executive offices)	80202 (Zip Code)

         Registrant's telephone number, including area code: (303) 312-3400

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2013, computed by reference to the closing price on the NASDAQ Global Select Market was $208,675,795. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's sole class of common stock as of February 7, 2014, was 40,394,941.

         Documents incorporated by reference: Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that describe CoBiz Financial's future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "would," "should," "could" or "may." Forward-looking statements speak only at the date they are made. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

        We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.    Business

Overview

        CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, CO. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2013, we had total assets of $2.8 billion, net loans of $2.0 billion and deposits of $2.3 billion. We were incorporated in Colorado on February 19, 1980.

        Our wholly owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 12 locations, including ten in the Denver metropolitan area, one in Boulder and one in the Vail area. In Arizona, the Bank operates under the name Arizona Business Bank and has six locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank's locations is led by a local president with substantial decision-making authority. We focus on attracting and retaining high-quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver offices.

        Our banking products are complemented by our fee-based business lines. Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, investment banking and wealth management services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business.

Segments

        In 2012 the Company made the decision to close its trust department and sell its wealth transfer business. The operations of the wealth transfer division and the trust department have been reported as discontinued operations throughout this report (all within the Wealth Management segment).

        We operate five distinct segments, as follows:

  •
  Commercial Banking

  •
  Investment Banking

  •
  Wealth Management

  •
  Insurance

  •
  Corporate Support and Other

        The Company's segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

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
• Tailored asset allocation strategies
• Financial planning
• Carefully vetted investment options utilizing external managers
• Investment management
Insurance through:	• Employee benefits and retirement planning
CoBiz Insurance, Inc.	• Individual benefits
CoBiz Insurance—Employee Benefits, Inc.	• Commercial lines
• Professional lines
• Private client
• Risk management services

        For a complete discussion of the segments included in our principal activities and certain financial information for each segment, see Note 18 to the consolidated financial statements.

Mission Statement

        Our mission is to serve the complete financial needs of successful businesses, business owners, professionals and high-net worth individuals. We create thoughtful, integrated, comprehensive solutions tailored to each customer's needs, thereby freeing them to succeed personally and professionally. Our long-term goal is to be recognized as the premier financial services provider to the business community in the markets we serve, creating engaged employees, longer term customer relationships and superior shareholder value.

        Our core values are:

  •
  Focus on the customer

  •
  Place people at the core

  •
  Act with integrity

  •
  Give back to the community

  •
  Create sustained shareholder value

  •
  Have fun and be well

Business Strategy

        Our primary strategy is to differentiate ourselves from our competitors by providing our local presidents with substantial decision-making authority in developing their respective markets, and expanding our products and services to build long-term relationships that meet the needs of small to mid-sized businesses, business owners and professionals in high-growth Western markets. In all areas of our operations, we focus on attracting and retaining the highest-quality personnel by maintaining an environment which allows our employees to effectively respond to customer needs and manage those relationships. In order to realize our strategic objectives, we are pursuing the following strategies:

        Organic Growth.    We believe the Colorado and Arizona markets provide us with significant long-term opportunities for internal growth. These markets continue to be dominated by a number of large regional and national financial institutions. We believe this consolidation has created gaps in the banking industry's ability to serve certain customers in these market areas because small- and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of professionals and high-net-worth individuals who desire personal attention from experienced bankers. Similarly, we believe many of the remaining community banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

        The following table details the Company's market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) and SNL Financial at June 30, 2013 and 2012.

	June 30, 2013		June 30, 2012
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.55%	0.47%	1.58%	0.49%
Other in-state banks	33.38	9.56	35.05	10.13
Out-of-state banks	65.07	89.97	63.37	89.38

Total	100.00%	100.00%	100.00%	100.00%

Deposit market share rank	12th	17th	13th	17th

        The following table details the Company's deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2013		June 30, 2012
MSA	Deposit Market Share Rank	Market Share %	Deposit Market Share Rank	Market Share %
Denver-Aurora-Broomfield, CO	9th	2.13	8th	2.25
Boulder, CO	10th	3.47	10th	2.97
Edwards, CO	8th	2.16	9th	2.28
Phoenix-Mesa-Glendale, AZ	16th	0.65	15th	0.68

        Loan portfolio growth and diversification.    We have emphasized expanding our overall loan products in recent years in order to diversify and grow the loan portfolio. In recent years, we have introduced jumbo mortgage lending, public financing, Small Business Administration lending, structured-finance lending and a niche focused on healthcare lending. The addition of these products has enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

        Establishing strong brand awareness.    We have developed a cohesive and comprehensive approach to our internal and external communications efforts to leverage the power of each subsidiary as part of the larger company. Our brand platform has unified the look and feel of the CoBiz identity across the Company. With a target market that is similar across subsidiaries, our strong brand awareness helps generate cross-sell opportunities while strengthening client relationships.

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

        Maintaining asset quality.    We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the audit committee of our Board of Directors. At December 31, 2013, our ratio of nonperforming loans to total loans was 0.67%, compared to 1.02% at December 31, 2012.

        Controlling interest rate risk.    We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less. We have also incorporated interest rate floors in many of our variable rate loans to set a higher initial rate in this low rate environment. We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

        Focus on cost efficiencies.    We have heavily invested in our current infrastructure in order to efficiently process and record transactions across all of our business units. As we move forward, we plan to maintain a focus on expense management.

        Expansion.    We intend to continue to explore acquisitions of financial institutions or financial service entities within our market areas. However, the focus of our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities. In 2013 we announced the entrance into two new markets in Colorado, Fort Collins and Colorado Springs. Bank locations in these markets are expected to open in early 2014.

Market Areas Served

        We operate in two western markets in the United States—Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions. The

Company's success is dependent to a significant degree on the economic conditions of these two geographical markets.

        Our market areas include the Denver metropolitan area, which is comprised of the counties of Denver, Boulder, Adams, Arapahoe, Douglas, Broomfield and Jefferson; the Vail Valley, in Eagle County; and the Phoenix metropolitan area, which is located principally in Maricopa County.

        Colorado.    Denver's economy has diversified over the years with significant representation in various industries. In 2013, Colorado was rated the 2nd best state for entrepreneurship and innovation and the 2nd best state to start a business. Colorado was the fourth-fastest growing state in the United States in terms of percentage population growth from April 2010 to July 2013. We have three locations in downtown Denver, two in Littleton, and one location each in Boulder, Commerce City, Cherry Creek, the Denver Technological Center (DTC), Golden, Louisville and the Vail Valley.

        Arizona.    Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being the second fastest-growing state in terms of percentage population growth from 2000 to 2010 and the seventh-fastest growing state from April 2010 to July 2013. Our banks are located in Maricopa County, one of the nation's largest counties in terms of population size.

        Market Snapshot.    The following table contains selected data for the markets we serve.

Colorado Snapshot	Arizona Snapshot
Demographics	Demographics
• Colorado population: 5.3 million	• Arizona population: 6.6 million
• Metropolitan Denver population: 2.6 million	• Metropolitan Phoenix population: 4.3 million
• Population projected to increase 35% to 5.8 million as measured from 2000 to 2030	• Population projected to increase 109% to 10.7 million as measured from 2000 to 2030
• Median household income 2012: $57,255	• Median household income 2012: $47,044
• Projected household income change from from 2011 to 2016: 19.06%	• Projected household income change from from 2011 to 2016: 16.28%
• Median home price for Metropolitan Denver at September 30, 2013: $252,935	• Median home price for Metropolitan Phoenix at September 30, 2013: $170,547
Significant Industries	Significant Industries
• Technology	• Services
• Communications	• Trade
• Manufacturing	• Manufacturing
• Tourism	• Mining
• Transportation	• Agriculture
• Aerospace	• Construction
• Biomedical/Healthcare	• Tourism
• Financial Services
Economic Outlook	Economic Outlook
• Preliminary unemployment rate at December 2013 was 6.2%, down from 7.5% in December 2012 (national average of 6.7%)	• Preliminary unemployment rate at December 2013 was 7.6%, down from 7.9% in December 2012 (national average of 6.7%)
• State with the 10th highest job growth between November 2012 and November 2013	• State with the 11th highest job growth between November 2012 and November 2013

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

        Please see "Risk Factors" below for additional information.

Employees

        We had 513 employees at December 31, 2013. Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

        Securities Exchange Act of 1934.    CoBiz has a class of securities registered with the Securities Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company's disclosure in proxy solicitations and regulates insider trading transactions. The Company is listed on The NASDAQ Global Select Market (NASDAQ) and is subject to the rules of the NASDAQ.

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

        On December 19, 2008, the Company entered into an agreement with the Treasury pursuant to the CPP to issue shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) for an aggregate purchase price of $64.5 million. The Company also issued a warrant with a

10-year term to acquire 895,968 shares of its common stock at an exercise price of $10.79. On September 8, 2011, the Company redeemed all $64.5 million of Series B Preferred Stock from the Treasury, concurrent with the issuance of preferred stock under the Small Business Lending Fund discussed below. On November 17, 2011 the Treasury sold the warrant issued by the Company to a third party in a private auction. The warrant will continue to be outstanding under the terms originally issued to the Treasury.

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

        The SBLF was available to participants in the CPP as a method to refinance preferred stock issued through that program. On September 8, 2011, the Company entered into an agreement under the SBLF, pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share. The proceeds from the issuance of the Series C Preferred Stock, along with other available funds, were used to redeem the Series B Preferred Stock issued through the CPP. The dividend rate varied from 1% to 5% until it was fixed at 1% on September 30, 2013. The dividend rate increases to 9% in 2016.

        Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).    On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act have been the subject of proposed and final rules by the SEC, FDIC and Federal Reserve. However, the full impact of the Dodd-Frank Act on our business and operations will not be known until all regulations implementing the statute are written and adopted. In December 2013, a provision of the Dodd-Frank Act known as the Volcker Rule was finalized by the federal banking agencies. The Volcker Rule prohibits banks and their affiliates from engaging in proprietary trading and prohibits investment in hedge funds and private equity funds. The Company is evaluating the impact of the Volcker Rule on its business and operations. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

        Acquisitions.    As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (the CRA). See "The Bank—Community Reinvestment Act" below.

        Gramm-Leach-Bliley Act of 1999 (the GLB Act).    The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A "financial holding company" such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB, provided that certain conditions are met, including a requirement that all subsidiary depository institutions be "well-capitalized."

        Dividend Restrictions.    Dividends on the Company's capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. At December 31, 2013, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

        Pursuant to the terms of the agreement executed in the issuance of the Series C Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series C Preferred Stock. In addition, the Company may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles of Amendment establishing the Series C Preferred Stock.

        Capital Adequacy.    The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies that have total assets in excess of $500 million by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock or trust preferred stock) and noncontrolling interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% must be in the form of Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company's Tier 1 capital divided by its average total consolidated assets. The FRB has established a minimum ratio of 3% for "strong holding companies" as defined by the FRB. For most other holding companies, the minimum required leverage ratio is 4%, but may be higher based on particular circumstances or risk profile.

        For regulatory capital purposes, the Series C Preferred Stock is treated as an unrestricted core capital element included in Tier 1 Capital.

        The table below sets forth the capital ratios of the Company:

	At December 31, 2013
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	15.7	8.0
Tier I capital to risk-weighted assets	14.5	4.0
Tier I leverage ratio	12.4	4.0

        On July 2, 2013, the Federal Reserve Board approved a final rule to implement the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Wall Street Reform and

Consumer Protection Act. The rule becomes effective for large banks subject to the "advanced approaches" risk-based capital rules on January 1, 2014. "Non-advanced approaches" banks will implement the final rule beginning January 1, 2015, the implementation date for the Company. The final rule minimizes the impact on smaller, less complex financial institutions. Key highlights of the final rule for non-advanced approaches banks such as the Company include:

  •
  A provision of a one-time opt-out from the recognition of AOCI unrealized gains and losses in regulatory capital. This will reduce potential volatility in regulatory capital ratios.

  •
  The residential mortgage risk-weighting approach in the notice of proposed rulemaking was removed in the final rule. Institutions will continue to use the existing risk-weighting approach.

  •
  Institutions with less than $15 billion in assets will be allowed to include certain non-qualifying capital instruments in regulatory capital that were issued prior to May 19, 2010. The Company's $70.0 million of trust preferred securities issued by its wholly-owned trusts will continue to be included in regulatory capital.

  •
  Inclusion of a number of deductions and adjustments from regulatory capital. These include, for example, deferred tax assets dependent upon future taxable income, and investments in equity issued by nonconsolidated financial entities above certain thresholds. The Company estimates that application of the new requirements would result in significant deductions from regulatory capital due to the Company's investment in bank trust preferred and subordinated debt securities. However, these deductions will be phased in over a three-year period beginning in 2015, which will allow the Company to mitigate the impact of the deduction through a reduction in the impacted securities portfolio through calls, maturities and sales.

  •
  An increase in the risk-weighting for certain assets, which will result in a higher capital requirement.

  •
  Overall, minimum requirements will increase for both the quantity and quality of capital held by institutions.

        Basel III not only increases most of the required minimum regulatory capital ratios, it also introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. Basel III has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. The prompt corrective action thresholds for "well-capitalized" organizations imply a cushion of 2% over the minimum capital ratios, which is slightly lower than a 2.5% capital conservation buffer required under Basel III. In order to be a "well-capitalized" financial holding company or depository institution under Basel III, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

        Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate mergers and acquisitions (M&A) activity.

        Support of Banks.    As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank, should the Bank become "undercapitalized" as defined in the FDICIA and the regulations thereunder. See "The Bank—Capital Adequacy." Our maximum liability under any such guarantee would be the lesser of 5% of the Bank's total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the "source of strength doctrine" which requires such holding companies to serve as a source of "financial and managerial" strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

        Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act).    The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to corporate scandals. The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company's financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company's equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company's audit committee must appoint and oversee the company's auditors; (b) each member of the company's audit committee must be independent; (c) the company's audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company's audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

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

        Among its provisions, the USA Patriot Act requires each financial institution to: (i) establish an anti-money-laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers. On March 9, 2006, the USA Patriot Improvement and Reauthorization Act of 2005 (Reauthorization Act of 2005) was signed by the President to extend and modify the original Act. The Reauthorization Act of 2005 makes permanent 14 of the original provisions of the USA Patriot Act that had been set to expire.

        Transactions with Affiliates.    The Bank is subject to Section 23A of the Federal Reserve Act, which limits the amount of loans to, investments in and certain other transactions with affiliates of the Bank; requires certain levels of collateral for such loans or transactions; and limits the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, unless the affiliate is a bank and is at least 80% owned by the Company. If the affiliate is a bank and is at least 80% owned by the Company, such transactions are generally exempted from these restrictions except as to "low quality" assets as defined under the Federal Reserve Act, and transactions not consistent with safe and sound banking practices. In addition, Section 23A generally limits transactions with a single affiliate of the Bank to 10% of the Bank's capital and surplus and generally limits all transactions with affiliates to 20% of the Bank's capital and surplus.

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

        Dividend Restrictions.    Dividends paid by the Bank and management fees from the Bank and our fee-based business lines provide substantially all of the Company's cash flow. The approval of the Colorado Division of Banking is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized."

        Capital Adequacy.    Federal regulations establish minimum requirements for the capital adequacy of depository institutions that are generally the same as those established for bank holding companies. See "The Holding Company—Capital Adequacy." Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance and the appointment of a receiver, and may also be subject to significant operating restrictions pursuant to regulations promulgated under the FDICIA. See "The Holding Company—Support of Banks."

        The following table sets forth the capital ratios of the Bank:

	At December 31, 2013
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	13.5	8.0
Tier I capital to risk-weighted assets	12.3	4.0
Tier I leverage ratio	10.5	4.0

        Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2013, the Bank was well-capitalized, which places no significant restrictions on the Bank's activities. See "The Holding Company—Capital Adequacy" for a discussion of changes to the capital levels required under Basel III.

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

        Deposit Insurance Premiums.    Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution's capital ratios and factors that the FDIC deems relevant to determine the risk of loss to the FDIC.

        On February 7, 2011, the FDIC finalized new rules for an assessment calculation as required by the Dodd-Frank Act. The final rules change the assessment base from deposits to average daily consolidated assets less average monthly tangible equity (which is defined as Tier 1 Capital) and also changes the base assessment rates. The final rules took effect April 1, 2011. Under the new assessments, the base assessment rate for a Risk Category I institution is 5 to 9 basis points and the base assessment rates for Risk Categories II—IV range from 14 to 35 basis points. The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

        Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation. The current assessment rate effective for the first quarter of 2014 is 0.155 basis points (0.62 basis points annually). The assessment rate is adjusted quarterly.

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

Fee-Based Business Lines

        CoBiz Investment Management, LLC (CIM), is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Many aspects of CIM's business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CIM from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company's registration as an investment adviser, and other censures or fines.

        Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB's regulatory net capital consistently exceeded such minimum net capital requirements in fiscal 2013. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

        CoBiz Insurance Inc., acting as an insurance producer, must obtain and keep in force an insurance producer's license with the State of Arizona and Colorado. In order to write insurance in other states, they are required to obtain non-resident insurance licenses. All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity.

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

Website Availability of Reports Filed with the SEC

        The Company maintains an Internet website located at www.cobizfinancial.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company has also made available on its website its Audit, Compensation and Governance and Nominating Committee charters and corporate governance guidelines. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.    Risk Factors

Our business may be adversely affected by the highly regulated environment in which we operate.

        We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

        As a financial holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as a Colorado-chartered bank, is subject to regulation and supervision by the Colorado Division of Banking. We undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial service holding companies.

        The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned "Supervision and Regulation." These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations. The policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

        The policies of the Federal Reserve have a significant impact on us. Among other things, the Federal Reserve's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.

Conditions in the financial services markets may adversely affect the business and results of operations of the Company.

        The ability of our borrowers to pay interest and repay principal, which affects our financial performance, is highly dependent on the business environment of the overall economy and the business markets in which we operate. In recent years, the financial services industry has been adversely impacted by unfavorable economic and market conditions. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, credit tightening in the market could reduce funding lines available to the Company. Market turmoil and tightening of credit may lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, may adversely affect us.

        In general, all of our business segments were negatively impacted by market conditions in 2009-2011. During that period, there was a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale. While the overall economy and the business of the Company has stabilized, any additional softening in our real estate markets could hurt our business as a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

        Substantially all of our real property collateral is located in Arizona and Colorado. Declines in real estate prices would reduce the value of real estate collateral securing our loans. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be further diminished, and we would be more likely to suffer losses on defaulted loans.

        Our Insurance segment's revenues have been adversely affected by a continued soft premium market for property and casualty insurance; volatility in the broader equity market has negatively impacted Wealth Management earnings; and Investment Banking transactions have been curtailed due to market uncertainty and valuation issues.

        Weakness in the economy and real estate markets could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market for our common stock.

Our allowance for loan losses may not be adequate to cover actual loan losses.

        As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, thereby having an adverse effect on our operating results, and may cause us to increase the allowance in the future. In addition, we intend to increase the number and amount of loans we originate, and we cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to age, particularly if the economic conditions in Colorado and Arizona deteriorate. The actual amount of future provisions for loan losses cannot be determined at any specific point in time and may exceed the amounts of past provisions. Additions to our allowance for loan losses would decrease our net income.

Our commercial real estate and construction loans are subject to various lending risks depending on the nature of the borrower's business, its cash flow and our collateral.

        Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Repayment of commercial real estate loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Rental income may not rise sufficiently over time to meet increases in the loan rate at repricing or increases in operating expenses, such as utilities and taxes. As a result, impaired loans may be more difficult to identify without some seasoning. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

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

        Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

An interruption in or breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in our cybersecurity may result in a loss of customer business or damage to our brand image.

        We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

        While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed. For example, although we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems. In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these efforts has had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception , misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We could experience an unexpected inability to obtain needed liquidity.

        Liquidity measures the ability to meet current and future cash flow needs as they become due. Our liquidity position reflects our ability to meet loan requests, accommodate deposit outflows, service principal and interest repayments on debt and to fund our strategic initiatives. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

We may not realize our deferred income tax assets. In addition, our built in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

        The Company may experience negative or unforeseen tax consequences. We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of an additional valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company's results of operations and financial condition.

        In addition, the benefit of our built-in losses would be reduced if we experience an "ownership change," as determined under Internal Revenue Code Section 382 (Section 382). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

        While the complexity of Section 382's provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a limitation of the annual deductibility of our built-in losses.

The need to account for assets at market prices may adversely affect our results of operations.

        We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the assets in question present minimal credit risk. We may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

The Company may be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

        The Office of the Comptroller of the Currency (OCC), the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks' commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2013, did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

        Under federal law, a financial holding company may be required to guarantee a capital plan filed by an undercapitalized bank subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank in an amount equal to the lesser of 5% of the Bank's assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with applicable capital standards. Therefore, it is possible that we will be required to contribute capital to our subsidiary bank or any other bank that we may acquire in the event that such bank becomes undercapitalized. If we are required to make such capital contribution at a time when we have other significant capital needs, our business, financial condition, results of operations and cash flows could be adversely affected.

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

        Under the terms of the securities purchase agreement between us and the Treasury in connection with the SBLF transaction, our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%. If we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock. In addition, if the Company's qualified small business lending does not increase over its initial baseline, the dividend rate on the Series C Preferred Stock may increase.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2013, we had 12 bank locations, three fee-based locations and an operations center in Colorado and six bank locations and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado, 80202. We lease our executive offices and our Northeast office from entities partly owned or controlled by a director of the Company. See "Certain Relationships and Related Transactions and Director Independence" under Item 13 of Part III and Note 15 to the consolidated financial statements. The terms of these leases expire between 2014 and 2022. The Company leases all of its facilities with the exception of the Prince branch in Littleton,

Colorado which the Company purchased during 2010. The following table sets forth specific information on each location.

Bank Locations	Address	Lease Expiration
Colorado:
Prince	2409 W. Main St., Littleton, CO 80120	Owned
Northwest	400 Centennial Pkwy., Ste. 100, Louisville, CO 80027	2014
Tremont	1275 Tremont Pl., Denver, CO 80204	2014
Vail Valley	56 Edwards Village Blvd., Ste. 130, Edwards, CO 81632	2014
West Metro	15710 W. Colfax Ave., Golden, CO 80401	2015
Denver	821 17th St., Denver, CO 80202	2016
Cherry Creek	301 University Blvd., Stes. 100 & 200, Denver, CO 80206	2017
Private Banking	1099 18th St., Ste. 3000, Denver, CO 80202	2018
Northeast	4695 Quebec St., Denver, CO 80216	2019
Boulder	2025 Pearl St., Boulder, CO 80302	2019
Denver Operations Center	717 17th St., Ste. 400, Denver, CO 80202	2020
DTC	4582 S. Ulster Street, Ste. 100, Denver, CO 80237	2020
Littleton	1600 West Mineral, Littleton, CO 80120	2022
Arizona:
Chandler	2727 W. Frye Rd., Ste. 100, Chandler, AZ 85224	2014
East Valley	1757 E. Baseline Rd., Ste. 101, Gilbert, AZ 85233	2017
Phoenix	2600 N. Central Ave., Ste. 2000, Phoenix, AZ 85004	2017
Scottsdale	6909 E. Greenway Pkwy., Ste. 150, Scottsdale, AZ 85254	2018
Scottsdale Fashion Square	7150 E. Camelback Rd., Ste. 100, Scottsdale, AZ 85251	2018
Tempe	1620 W. Fountainhead Pkwy., Ste. 119, Tempe, AZ 85282	2018

Fee-Based Locations	Address	Lease Expiration
CoBiz Insurance Inc.:
Colorado	821 17th St., Denver, CO 80202	2016
Arizona	2600 N. Central Ave., Ste. 1950, Phoenix, AZ 85004	2017
CoBiz Investment Management, LLC	1099 18th St., Ste. 3000, Denver, CO 80202	2018
Green Manning & Bunch, Ltd.	1515 Wynkoop St., Ste. 800, Denver, CO 80202	2020

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

        The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol "COBZ." At February 7, 2014, there were approximately 490 shareholders of record of CoBiz common stock.

        The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

	High	Low	Cash Dividends Declared
2012:
First Quarter	$7.32	$5.22	$0.01
Second Quarter	7.10	5.77	0.02
Third Quarter	7.37	6.16	0.02
Fourth Quarter	7.50	6.35	0.02
2013:
First Quarter	$8.65	$7.27	$0.03
Second Quarter	9.34	7.50	0.03
Third Quarter	11.00	8.30	0.03
Fourth Quarter	12.24	9.19	0.03

        On January 16, 2014, the Board of Directors approved the increase of its quarterly dividend for the first quarter of 2014 to $0.035 per share. The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company. The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures and Series C Preferred Stock as described in Note 12 to the consolidated financial statements that could limit our ability to pay dividends.

        Pursuant to the terms of the securities purchase agreement executed in the issuance of the Series C Preferred Stock in connection with the SBLF program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series C Preferred Stock. At December 31, 2013, the Company has paid all required dividends under the purchase agreement when due.

        Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution's earnings. See "Supervision and Regulation—"The Bank" and "The Holding Company"—Dividend Restrictions" included under Item 1 of Part I.

        The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2008 and the closing prices on each of the five years in the period ended December 31, 2013, with the hypothetical cumulative total return on the Russell 2000 Index and the SNL U.S. Bank NASDAQ Index for the comparable period.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
CoBiz Financial Inc.	$100.00	$49.75	$64.13	$61.26	$80.15	$130.04
Russell 2000 Index	$100.00	$127.17	$161.32	$154.59	$179.69	$249.42
SNL U.S. Bank NASDAQ	$100.00	$81.12	$95.71	$84.92	$101.22	$145.48

        The table below summarizes shares acquired and amounts paid in net settlement of restricted stock awards:

Period	Total number of shares	Average price paid per share
July 1 - July 31, 2013	34,035	$8.38
August 1 - August 31, 2013	184	$10.06
September 1 - September 30, 2013	1,037	$9.11

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the Company for the periods indicated. In the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business. Both of these lines of business were part of the Company's Wealth Management segment. The results of operations and earnings per share for trust and wealth transfer have been reported as discontinued operations retrospectively for all periods presented in the following table.

	At or for the year ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of income data:
Interest income	$106,127	$106,128	$111,264	$115,979	$129,450
Interest expense	10,426	12,750	14,863	19,148	26,066

Net interest income before provision for loan losses	95,701	93,378	96,401	96,831	103,384
Provision for loan losses	(8,804)	(4,733)	4,002	35,127	105,815

Net interest income (loss) after provision for loan losses	104,505	98,111	92,399	61,704	(2,431)
Noninterest income	30,912	30,559	30,823	29,517	23,512
Noninterest expense	94,628	91,166	95,821	103,345	113,522

Income (loss) before taxes	40,789	37,504	27,401	(12,124)	(92,441)
Provision (benefit) for income taxes	13,351	13,258	(5,808)	10,158	(32,522)

Net income (loss) before noncontrolling interest	$27,438	$24,246	$33,209	$(22,282)	$(59,919)
Less: net (income) loss attributable to noncontrolling interest	—	—	—	(209)	314

Net income (loss) from continuing operations	27,438	24,246	33,209	(22,491)	(59,605)
Discontinued operations, net of tax	173	324	253	(146)	(23,436)

Net income (loss)	$27,611	$24,570	$33,462	$(22,637)	$(83,041)

Basic earnings (loss) per common share from continuing operations	$0.66	$0.54	$0.75	$(0.72)	$(2.18)
Diluted earnings (loss) per common share from continuing operations	$0.66	$0.54	$0.75	$(0.72)	$(2.18)

Basic earnings (loss) per common share from discontinued operations	$—	$0.01	$0.01	$—	$(0.80)
Diluted earnings (loss) per common share from discontinued operations	$—	$0.01	$0.01	$—	$(0.80)

Basic earnings (loss) per common share	$0.66	$0.55	$0.76	$(0.72)	$(2.98)
Diluted earnings (loss) per common share	$0.66	$0.55	$0.76	$(0.72)	$(2.98)

Cash dividends declared per common share	$0.12	$0.07	$0.04	$0.04	$0.10
Dividend payout ratio	18.18%	12.73%	5.26%	NM	NM
Balance sheet data:
Total assets	$2,800,691	$2,653,641	$2,423,504	$2,395,088	$2,466,015
Total investments	556,796	571,665	633,308	644,668	545,980
Loans	2,084,359	1,926,432	1,637,424	1,643,727	1,780,866
Allowance for loan losses	37,050	46,866	55,629	65,892	75,116
Loans held for sale	—	—	—	—	1,820
Deposits	2,279,037	2,129,260	1,918,406	1,889,368	1,968,833
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	—	20,984	20,984	20,984	20,984
Shareholders' equity	281,085	257,051	220,082	201,738	230,451
Key ratios:
Return on average total assets	1.02%	0.98%	1.39%	(0.93)%	(3.25)%
Pre-tax, pre-provision return on assets (PTPP ROA)(1)	1.32%	1.42%	1.53%	1.29%	1.65%
Return on average shareholders' equity	10.29%	10.15%	16.23%	(10.17)%	(35.23)%
Average shareholders' equity to average total assets	9.93%	9.65%	8.58%	9.15%	9.22%
Net interest margin	3.88%	4.08%	4.35%	4.37%	4.38%
Efficiency ratio(2)	74.06%	74.00%	73.01%	76.49%	68.27%
Nonperforming assets to total assets	0.68%	1.14%	1.89%	2.83%	4.24%
Nonperforming loans to total loans	0.67%	1.02%	1.66%	2.60%	4.44%
Allowance for loan and credit losses to total loans	1.78%	2.43%	3.40%	4.01%	4.23%
Allowance for loan and credit losses to nonperforming loans	265.78%	237.75%	204.38%	154.33%	97.28%
Net charge-offs to average loans	0.05%	0.23%	0.86%	2.62%	3.78%

(1)
Pre-tax pre-provision earnings (PTPP) is a non-GAAP measure and is calculated as total revenue less noninterest expense (excluding impairment and valuation losses). The Company believes that PTPP is a useful financial measure that enables investors and others to assess the Company's ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business. The following is a reconciliation of PTPP to its most comparable GAAP measure.

	At and for the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Net income—GAAP	$27,611	$24,570	$33,462	$(22,637)	$(83,041)
Adjusted for:
Taxable equivalent adjustment	2,760	1,907	1,184	501	726
Provision (benefit) for income taxes	13,437	13,429	(5,654)	10,028	(32,859)
Provision for loan and credit losses	(8,804)	(4,768)	3,976	35,033	105,711
Net other than temporary impairment losses on securities recognized in earnings	—	297	771	451	922
Loss on securities, other assets and other real estate owned	683	65	3,145	7,977	4,677
Goodwill impairment	—	—	—	—	46,160

Pre-tax, pre-provision earnings	$35,687	$35,500	$36,884	$31,353	$42,296

Average assets	$2,702,211	$2,508,222	$2,403,960	$2,434,002	$2,556,706
PTPP ROA	1.32%	1.42%	1.53%	1.29%	1.65%
(2)
Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

NM—Not Meaningful

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

        We concentrate on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. Although we strive to minimize costs that do not impact customer service, we continue to invest in systems and business production personnel to strengthen our future growth prospects.

        Industry Overview.    At the December 2013 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points noting that a highly accommodative stance of monetary policy will remain appropriate after the economy strengthens to support maximum employment and price stability. The FOMC expects to maintain the target federal funds rate at 0-25 basis points for at least as long as the unemployment rate remains above 6.5%, inflation projections are no more than 0.5% above the FOMCs 2% long-run goal and longer-term inflation expectations continue to be well-anchored. The FOMC also announced that due to cumulative progress toward maximum employment and the improvement in the labor market outlook, it will reduce the purchase of agency mortgage-backed securities to $35 billion per month, down from the previous pace of $40 billion per month. The FOMC will also reduce the purchase of longer-term Treasury securities from its previous pace of $45 billion per month to $40 billion per month. These actions are intended to pressure longer-term interest rate and support the mortgage market, among other things.

        The actions by the FOMC have compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets. Throughout 2013, margins in the banking industry were pressured downward as higher-yielding legacy assets rolled off and were reinvested in the current low rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging for the profitability of the banking industry. It is expected that these challenges will continue until interest rates rise.

        The political landscape has also negatively impacted the industry. According to the Wells Fargo Small Business Index, the number of businesses indicating the government and healthcare as significant challenges increased in 2013. Although the expectation for capital spending increased during 2013, it is significantly lower than the pre-recession pace of 2006-2007. Reduced capital spending has resulted in record levels of deposits and tempered small businesses demand for loans. The high level of liquidity from the amount of deposits has exacerbated the pressure on net interest margins in the banking industry, as banks are challenged to deploy the excess liquidity at profitable spreads.

        The banking industry continues to be impacted by new legislative and regulatory reform proposals. In July 2013, the Board of Governors of the Federal Reserve Bank, the FDIC, and the Office of the Comptroller of the Currency (OCC) approved the final U.S. version of the Basel III agreement. Basel III replaces the federal banking agencies' general risk-based capital rules, includes a narrower definition of capital and requires higher minimum capital levels. Basel III will be effective for the Company in 2015. In December 2013, the federal banking agencies also adopted final rules implementing a provision of the Dodd-Frank Act known as the Volcker Rule, a complex regulation that prohibits banks from engaging in proprietary trading and investments in certain asset classes. Upon initial issuance, a significant unintended consequence emerged, as banks faced impairments on certain investments that were no longer allowed to be held. While the federal banking agencies issued additional guidance in January 2014 allowing banks to retain certain investments that were originally prohibited by the Volcker Rule, it underscored the complexity of the Rule and the potential ramifications to the industry.

        The national unemployment rate decreased from 7.9% in December 2012 to 6.7% at December 2013. The unemployment rate has steadily decreased during 2013 and is at the lowest level since October 2008. While decreasing, the unemployment rate still exceeds the maximum target level set by the FOMC.

        There were 24 bank failures in 2013, the lowest level since 2008. From 2008 to 2012, 465 banks failed and went into receivership with the FDIC, causing estimated losses of $86.6 billion to the Depository Insurance Fund. This compares to only 10 bank failures in the years from 2003 to 2007. The FDIC's "problem list" stood at 515 at September 30, 2013, down from 651 at the end of 2012.

        In the third quarter of 2013, FDIC-insured commercial banks reported a combined net income of $36 billion, the first year-over-year decline in over four years. The decrease in net income was driven by reduced revenue from mortgage banking and expenses from litigation reserves at certain large banks. Net interest income for the third quarter fell year-over-year, as interest income declined more rapidly than the decline in interest expense. Provision for loan losses continued to fall, as the industry recorded the lowest quarterly loan loss provision since the third quarter of 1999.

        Company Overview.    From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2013, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 18 bank locations, three fee-based businesses and total assets of $2.8 billion.

        The Company has a well-capitalized balance sheet that includes common equity, preferred equity and subordinated debentures. The Company currently has $57.4 million in preferred stock issued to the Treasury in September 2011 through the SBLF program. The SBLF preferred stock has a fixed rate of 1% until 2016, when the rate will increase to 9%. The Company expects to repay the preferred stock to the Treasury when the rate increases to 9%.

        As discussed in "Item 1. Business" and Note 2 to the consolidated financial statements, the Company sold its wealth transfer division that focused on high-end life insurance and closed its trust department during the fourth quarter of 2012. The results of operations related to these areas have been reported as discontinued operations. The prior period disclosures in the following table have been adjusted to conform to the new presentation.

        Certain key metrics of our operating segments at or for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Consolidated
(in thousands, except per share data)	2013
Operating revenue(1)	$112,431	$2,306	$5,029	$11,193	$(4,346)	$126,613
Net income (loss)	$32,134	$(1,019)	$259	$67	$(3,830)	$27,611
Diluted income (loss) per common share(2)	$0.81	$(0.03)	$0.01	$—	$(0.13)	$0.66

	2012
Operating revenue(1)	$111,517	$3,839	$4,164	$9,682	$(5,265)	$123,937
Net income (loss)	$31,210	$(318)	$(717)	$(312)	$(5,293)	$24,570
Diluted income (loss) per common share(2)	$0.81	$(0.01)	$(0.02)	$(0.01)	$(0.22)	$0.55

	2011
Operating revenue(1)	$111,907	$7,245	$4,263	$9,270	$(5,461)	$127,224
Net income (loss)	$31,393	$686	$(293)	$(33)	$1,709	$33,462
Diluted income (loss) per common share(2)	$0.86	$0.02	$(0.01)	$—	$(0.11)	$0.76

(1)
Net interest income plus noninterest income.

(2)
The per share impact of preferred stock dividends and earnings allocated to participating securities are included in Corporate Support and Other.

Noted below are some of the significant financial performance measures and operational results for 2013 and 2012:

2013

  •
  Commercial Banking earnings per share were $0.81 in both 2013 and 2012. An improvement in operating revenue and a higher negative loan loss provision in 2013 were mostly offset by higher noninterest expense and higher internal overhead allocations. A decrease in nonperforming assets and classified loans resulted in a negative provision for loan losses of $7.3 million in 2013.

  •
  Investment Banking lost $0.03 on a per share basis in 2013, an increase from the $0.01 loss per share in 2012, as the number of transactions closed by the segment fell in 2013.

  •
  Wealth Management contributed $0.01 on a per share basis in 2013, a $0.03 increase over the $0.02 per share loss in 2012. An increase in operating revenue of 20.8% in 2013 contributed to the improvement. In addition, severance and contract termination costs of $0.5 million recognized during 2012 on discontinued operations did not impact 2013 results.

  •
  Insurance broke even in 2013 after losing $0.01 on a per share basis in 2012 due to an increase in revenue.

  •
  Corporate Support and Other lost $0.13 per diluted share in 2013, an improvement over the loss of $0.22 in 2012. The improvement in earnings was due to a reduction in interest expense (as discussed below, the Company redeemed its 9% subordinated notes in 2013) and higher internal management fee allocations.

  •
  The net interest margin on a tax-equivalent basis declined to 3.88% in 2013 compared to 4.08% in 2012. Although the net interest margin has declined, net interest income has increased due to growth in the loan portfolio.

  •
  The Company maintained a very favorable funding mix, with total noninterest-bearing demand accounts representing 42.2% of total deposits at December 31, 2013.

  •
  The Company exceeded the small-business loan growth threshold of 10% required under the SBLF program to achieve the lowest dividend tier on its Series C Preferred Stock. The dividend rate on the Series C Preferred Stock will be fixed at 1% through the end of 2015.

  •
  In August 2013, the Company redeemed $21.0 million of 9.0% subordinated notes payable. This redemption increased the net interest margin by 0.03% during 2013 and will benefit future years by a larger amount. After redemption, the Company still maintains capital levels above the well-capitalized requirement.

  •
  On July 10, 2013, the Company announced its plans to enter two new markets in Colorado and the formation of a private banking division. The Company received regulatory approval to open bank locations in Fort Collins and Colorado Springs in September 2013. Noninterest expense associated with these initiatives was $1.0 million in 2013.

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

  •
  Wealth Management lost $0.02 on a per share basis in 2012, an increased loss over the $0.01 loss in 2011. As discussed above, the segment sold its wealth planning division and discontinued its trust department. As part of these transactions, the segment incurred severance and contract termination costs of $0.5 million.

  •
  Insurance lost $0.01 on a per share basis in 2012 after breaking even in 2011. In 2012, the segment purchased two small books of business to enhance the employee benefits consulting division and to expand its medical malpractice specialty.

  •
  Corporate Support and Other lost $0.22 per diluted share in 2012, an increased loss over the $0.11 loss in 2011. The increase in the loss in 2012 is due to the reversal of a deferred tax valuation allowance of $11.0 million that benefited the segment in 2011, but had no impact in 2012.

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

  •
  The net interest margin on a tax-equivalent basis declined to 4.08% in 2012 compared to 4.35% in 2011. The Company's net interest margin declined due to the low rate environment.

  •
  Total noninterest-bearing demand accounts represented 40.4% of total deposits at December 31, 2012.

  •
  The Company's total risk-based capital ratio was 16.5% at the end of 2012, up from 16.3% at the end of 2011.

        This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see "Segments" discussed below and Note 18 to the consolidated financial statements.

Critical Accounting Policies

        The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our consolidated financial condition or consolidated results of operations.

  Allowance for Loan Losses

        The allowance for loan losses is a critical accounting policy that requires subjective estimates in the preparation of the consolidated financial statements. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        In determining the appropriate level of the allowance for loan losses, we analyze the various components of the loan portfolio, including impaired loans, on an individual basis. When analyzing the adequacy, we segment the loan portfolio into components with similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. We have a systematic process to evaluate individual loans and pools of loans within our loan portfolio. We maintain a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off. Loans that are graded 5 or lower are categorized as non-classified credits, while loans graded 6 and higher are categorized as classified credits that have a higher risk of loss. Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.

        Differences between the actual credit outcome of a loan and the risk assessment made by the Company could negatively impact the Company's earnings by requiring additional provision for loan losses. As a hypothetical example, if $25.0 million of grade 3, non-classified loans were downgraded as classified at the same historical loss factor of existing classified loans, an additional $2.7 million of provision for loan losses would be required. Conversely, a $25 million decrease in classified loans would result in a $2.7 million reversal of provision for loan losses.

        See Note 4 to the consolidated financial statements for further discussion on management's methodology.

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

  Share-based Payments

        Under ASC Topic 718, Compensation—Stock Compensation (ASC 718), we use the Black-Scholes option valuation model to determine the fair value of our stock options as discussed in Note 14 to the consolidated financial statements. The Black-Scholes fair value model includes various assumptions, including the expected volatility, expected life and expected dividend rate of the options. In addition, the Company is required to estimate the amount of options issued that are expected to be forfeited. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, share-based compensation expense, as calculated and recorded under ASC 718, could have been materially impacted. Furthermore, if we use different assumptions in future periods, share-based compensation expense could be materially impacted in future periods.

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

        As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting. Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument's fair value. At December 31, 2013, $543.4 million of total assets, consisting of $535.1 million in available for sale securities and $8.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis. At December 31, 2012, $567.2 million of total assets, consisting of $558.2 million in available for sale securities and $9.0 million in derivative instruments, represented assets recorded at fair value on a recurring basis. The Company has $6.0 million of single-issuer TPS classified as Level 3. The fair value of these TPS is determined using broker-dealer quotes and trade data that may not be current. These TPS are classified as Level 3 due to lack of current market data and their illiquid nature. At December 31, 2013 and 2012, $10.4 million and $18.4 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis. Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $22.2 million and $16.1 million at December 31, 2013 and 2012, respectively. For additional information on the fair value of certain financial assets and liabilities see Note 17 to the consolidated financial statements.

        We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

        The Company had total assets of $2.8 billion and total liabilities of $2.5 billion at December 31, 2013 compared to total assets of $2.7 billion and total liabilities of $2.4 billion at December 31, 2012. The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2013 and 2012.

  Lending Activities

        General.    We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small- and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2013, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer. Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See "Net Interest Income" for an analysis of the interest rates on our loans.

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

        The Company's credit approval process is as follows:

  •
  Internal lending limits for loans extended to a single borrower are established by the Board of Directors of the Bank.

  •
  Credits equal to the Bank's internal lending limit require two signatures from either the Chairman of the Bank, CEO of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.

  •
  Loan authority of officers is approved by the Bank's Board of Directors, reviewed annually and updated according to the growth of the Bank. The Board of Directors may designate different approval authorities depending on loan grade, loan type, and whether the loan is a new credit or renewal of credit.

  •
  The Board of Directors of the Bank designates the approval authority of the corresponding Market's loan committee. The presence of two of the following is required for any committee loan approval: Chairman of the Bank, CEO of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.

  •
  Loan Officers are permitted within a 12-month period to approve up to $0.2 million in new credit per customer aggregate loan relationship. In cases where the aggregate credit size exceeds the loan credit officer's individual authority, the Bank President may approve the additional credit.

        In order to effectively respond to the credit cycle downturn in 2008-2010, the Company made a significant investment in 2009 to establish a Special Assets Group comprised of experienced professionals to efficiently manage nonperforming assets. During 2011-2013, the Company has significantly reduced the number of employees in the Special Assets Group by redeploying them into production roles due to the improvement in asset quality.

        Composition of Loan Portfolio.    The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$824,453	40.3%	$729,442	38.8%	$568,962	36.0%	$565,145	35.8%	$559,612	32.8%
Real estate—mortgage	900,864	44.0	880,377	46.8	784,491	49.5	783,675	49.7	832,509	48.8
Land acquisition & development	45,470	2.2	53,562	2.8	61,977	3.9	83,871	5.3	152,667	8.9
Real estate—construction	82,482	4.0	67,022	3.6	63,141	4.0	86,862	5.5	144,069	8.4
Consumer	181,056	8.8	149,638	8.0	116,676	7.4	94,607	6.0	76,103	4.5
Other	50,034	2.5	46,391	2.5	42,177	2.7	29,567	1.9	15,906	0.9

Total loans	$2,084,359	101.8	$1,926,432	102.5	$1,637,424	103.5	$1,643,727	104.2	$1,780,866	104.3
Less allowance for loan losses	(37,050)	(1.8)	(46,866)	(2.5)	(55,629)	(3.5)	(65,892)	(4.2)	(75,116)	(4.4)

Net loans held for investment	$2,047,309	100.0	$1,879,566	100.0	$1,581,795	100.0	$1,577,835	100.0	$1,705,750	99.9
Loans held for sale	—	—	—	—	—	—	—	—	1,820	0.1

Net loans	$2,047,309	100.0%	$1,879,566	100.0%	$1,581,795	100.0%	$1,577,835	100.0%	$1,707,570	100.0%

        Gross loans increased $157.9 million and $289.0 million in 2013 and 2012, respectively. Commercial and Consumer loans contributed significantly to the overall loan growth in 2013, increasing $95.0 million and $31.4 million, respectively. The loan growth in 2012 was primarily driven by the Commercial ($160.4 million) and Real estate—mortgage ($95.9 million) loan segments. The Company's focus on growing its Commercial loan segment in 2013 and 2012 was successful, resulting in the Company achieving the lowest dividend rate available for preferred stock issued under the SBLF program. The growth in the Real estate—mortgage loan segment was driven primarily by an $18.6 million increase in Owner-Occupied loans in 2013 and an $82.9 million increase in investor real-estate loans in 2012. Growth in the Consumer loan segment during the last two years was attributed primarily to the jumbo mortgage product. Due to overall market illiquidity and the significant value declines on raw land during 2008-2010, the Company slowed lending activities for the acquisition and future development of land. The decrease in the land acquisition and development loan portfolio contributed significantly to the overall loan portfolio attrition in the earlier years reported in the table above. The Company has been successful in reducing high risk loan concentration levels and growing other loan categories mainly by exploring new niche lending opportunities such as tax exempt financing, jumbo mortgages, asset-based lending, and an expansion of its medical lending practice.

        Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2013, our individual legal lending limit was $48.8 million. The Bank's Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2013 and 2012, the outstanding balance of loan participations sold by us was $3.3 million and $9.4 million, respectively. At December 31, 2013 and 2012, we had loan participations purchased from other banks totaling $28.3 million and $18.8 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

        Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2013		2012		2011
Credit Relationships	Number of relationships	% of loan portfolio	Number of relationships	% of loan portfolio	Number of relationships	% of loan portfolio
Greater than $6.0 million	54	22.7%	49	22.0%	33	16.3%
$3.0 million to $6.0 million	108	22.1	92	19.7	69	17.0
$1.0 million to $3.0 million	345	27.7	334	29.1	305	31.7
$0.5 million to $1.0 million	373	12.9	352	13.1	354	15.5
Less than $0.5 million	4,002	14.6	4,115	16.1	4,231	19.5

	4,882	100.0%	4,942	100.0%	4,992	100.0%

        The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios. At December 31, 2013, 2012, and 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans. The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters. Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

  •
  Construction, land development and other land loans that represent 100% or more of total risk-based capital; or

  •
  Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

        At December 31, 2013 and 2012, the Company's exposure to commercial real estate lending was below the parameters discussed above.

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

        Commercial Loans.    Commercial loans increased $95.0 million, or 13.0%, from $729.4 million at December 31, 2012 to $824.5 million at December 31, 2013. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

        The following table summarizes the Company's commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2013		2012		2011
(in thousands)	Balance	% of Commercial loan portfolio	Balance	% of Commercial loan portfolio	Balance	% of Commercial loan portfolio
Manufacturing	$105,756	12.8%	$88,333	12.1%	$79,816	14.0%
Finance and insurance	77,024	9.4	77,779	10.7	78,922	13.9
Health care	100,078	12.1	96,561	13.2	56,448	9.9
Real estate services	100,230	12.2	75,487	10.3	74,359	13.1
Construction	51,905	6.3	55,289	7.6	46,508	8.2
Wholesale and retail trade	71,094	8.6	83,156	11.4	89,689	15.8
All other	318,366	38.6	252,837	34.7	143,220	25.1

	$824,453	100.0%	$729,442	100.0%	$568,962	100.0%

        Real Estate—Mortgage Loans.    Real estate mortgage loans increased $20.5 million, or 2.3%, from $880.4 million at December 31, 2012 to $900.9 million at December 31, 2013. Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank's underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate Small Business Administration 504 loans (SBA) on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

        The properties securing the Company's real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona. At December 31, 2013 and 2012, 67% and 64%, respectively, of the Company's outstanding real estate mortgage loans were in the Colorado market.

        The following table summarizes the Company's real estate mortgage portfolio, segregated by property type.

	At December 31,
	2013		2012		2011
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$452,959	50.3%	$434,384	49.3%	$421,350	53.7%
Residential & commercial investor	447,905	49.7	445,993	50.7	363,141	46.3

	$900,864	100.0%	$880,377	100.0%	$784,491	100.0%

        Land Acquisition and Development Loans (Land A&D).    Land A&D loans decreased $8.1 million, or 15.1%, from $53.6 million at December 31, 2012 to $45.5 million at December 31, 2013. We have a portfolio of loans for the acquisition and development of land for residential building projects. Land A&D loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the land acquisition and development portfolio are generally located in the states of Colorado and Arizona. At December 31, 2013 and 2012, the majority (over 60%) of the loans were originated in the Colorado market.

        Real Estate—Construction Loans.    Real estate construction loans increased $15.5 million, or 23.1%, from $67.0 million at December 31, 2012 to $82.5 million at December 31, 2013. We originate loans to finance construction projects involving one- to four-family residences. We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We typically require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

        We also originate loans to finance the construction of multi-family, office, industrial, retail and tax credit projects. These projects are predominantly owned by the user of the property, or are sponsored by financially strong developers who maintain an ongoing banking relationship with us. Our underwriting standards generally require that the principal amount of these loans be no more than 75% of the appraised value. Values are determined primarily by approved independent appraisers. The properties securing the Company's real estate loan portfolio are generally located in the states of Colorado and Arizona. At December 31, 2013 and 2012, the majority (77% and 96%, respectively) of the Company's real estate construction loans outstanding were generated in the Colorado market.

        Consumer Loans.    Consumer loans increased $31.4 million, or 21.0%, from $149.6 million at December 31, 2012 to $181.0 million at December 31, 2013. We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. In 2010, the Company introduced a new product line, jumbo mortgage loans. This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000. For primary residences, the standard loan-to-value is 75% for loans up to $2.0 million. The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 50% on loans in excess of $3.0 million. In addition, we generally only finance 3/1, 5/1, and 7/1 adjustable-rate mortgage loans as well as 15 year fixed rate loans. In addition we broker 15- and 30-year fixed rate conforming mortgages. Jumbo mortgage loans at December 31, 2013 and 2012, totaled $139.6 million or 77% and $96.5 million or 64%, respectively, of the consumer loan portfolio.

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

(all of which were on a nonaccrual basis). The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2013	2012	2011	2010	2009
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$19	$35	$212	$202	$509
Nonaccrual loans:
Commercial	1,330	3,324	3,105	8,722	12,696
Real estate—mortgage	10,504	10,779	9,295	8,446	18,832
Land acquisition & development	1,986	4,655	5,112	9,690	34,033
Real estate—construction	—	271	6,985	12,614	9,632
Consumer and other	101	648	2,527	3,060	3,496

Total nonaccrual loans	13,921	19,677	27,024	42,532	78,689

Total nonperforming loans	13,940	19,712	27,236	42,734	79,198
OREO and repossessed assets	5,097	10,577	18,502	25,095	25,318

Total nonperforming assets	$19,037	$30,289	$45,738	$67,829	$104,516

Performing renegotiated loans	$29,683	$43,321	$20,633	$16,488	$—
Allowance for loan losses	$37,050	$46,866	$55,629	$65,892	$75,116
Allowance for credit losses	—	—	35	61	155

Allowance for loan and credit losses	$37,050	$46,866	$55,664	$65,953	$75,271

Nonperforming assets to total assets	0.68%	1.14%	1.89%	2.83%	4.24%
Nonperforming loans to total loans	0.67%	1.02%	1.66%	2.60%	4.44%
Nonperforming loans and OREO to total loans and OREO	0.91%	1.56%	2.76%	4.06%	5.78%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.78%	2.43%	3.40%	4.01%	4.23%
Allowance for loan and credit losses to nonperforming loans	265.78%	237.75%	204.38%	154.33%	97.28%

        Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2013, 2012 and 2011, was $0.6 million, $0.7 million and $0.8 million, respectively. OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs. See Note 17 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

        Nonperforming assets decreased $11.3 million to $19.0 million at December 31, 2013, from $30.3 million at December 31, 2012. The following table summarizes nonperforming assets by type and market.

	2013					2012
(in thousands)	Colorado	Arizona	Total	Total in category	NPAs as a %	Colorado	Arizona	Total	Total in category	NPAs as a %
Commercial	$963	$386	$1,349	$824,453	0.16%	$1,460	$1,899	$3,359	$729,442	0.46%
Real estate—mortgage	580	9,924	10,504	900,864	1.17	3,105	7,674	10,779	880,377	1.22
Land acquisition & development	1,067	919	1,986	45,470	4.37	1,697	2,958	4,655	53,562	8.69
Real estate—construction	—	—	—	82,482	0.00	271	—	271	67,022	0.40
Consumer	101	—	101	181,056	0.06	202	446	648	149,638	0.43
Other loans	—	—	—	50,034	0.00	—	—	—	46,391	0.00
OREO and repossessed assets	3,769	1,328	5,097	5,097	NA	8,912	1,665	10,577	10,577	NA

Nonperforming assets	$6,480	$12,557	$19,037	$2,089,456	0.91%	$15,647	$14,642	$30,289	$1,937,009	1.56%

        All nonaccrual loan categories as well as OREO reflected improvements year-over-year. Commercial and Land A&D nonaccrual loans were the primary contributors to the overall decline in nonperforming loans during 2013. The Company foreclosed on three properties during 2013 while it disposed of seven properties resulting in the Company's OREO portfolio contracting 51.8% from 2012 to $5.1 million at December 31, 2013. At December 31, 2013, approximately 34% or $6.5 million and 66% or $12.5 million of nonperforming assets were concentrated in Colorado and Arizona, respectively. At December 31, 2012, approximately 52% or $15.6 million and 48% or $14.6 million of nonperforming assets were located in Colorado and Arizona, respectively. The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

        In addition to the nonperforming assets described above, the Company had 66 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $22.5 million. A potential problem loan is one as to which management has concerns about the borrower's future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

        Analysis of Allowance for Loan and Credit Losses.    The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable credit losses related to specifically identified loans and for probable incurred losses in the loan portfolio at the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

        The allowance for credit losses represents management's recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded in Accrued Interest and Other Liabilities in the accompanying consolidated balance sheets. Although the allowances are presented separately on the consolidated balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, since any loss would be recorded after the off-balance sheet commitment had been funded. Due to the relationship of these allowances, as extensions of credit underwritten through a comprehensive risk analysis, information on both the allowance for loan and credit losses positions is presented in the following table.

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance of allowance for loan losses at beginning of period	$46,866	$55,629	$65,892	$75,116	$42,851
Charge-offs:
Commercial	(613)	(1,122)	(4,559)	(8,357)	(14,991)
Real estate—mortgage	(3,055)	(2,789)	(7,064)	(11,490)	(8,118)
Land acquisition & development	(794)	(3,135)	(1,635)	(23,077)	(44,569)
Real estate—construction	(2)	(867)	(5,118)	(6,181)	(6,732)
Consumer	(122)	(653)	(309)	(1,079)	(2,081)
Other	(5)	(34)	(61)	(443)	(86)

Total charge-offs	(4,591)	(8,600)	(18,746)	(50,627)	(76,577)

Recoveries:
Commercial	1,035	2,021	1,377	2,361	1,989
Real estate—mortgage	1,099	746	1,472	451	75
Land acquisition & development	1,258	1,757	1,216	2,662	776
Real estate—construction	141	3	132	655	131
Consumer	45	43	281	134	36
Other	1	—	3	13	20

Total recoveries	3,579	4,570	4,481	6,276	3,027

Net charge-offs	(1,012)	(4,030)	(14,265)	(44,351)	(73,550)
Provision for loan losses charged to operations	(8,804)	(4,733)	4,002	35,127	105,815

Balance of allowance for loan losses at end of period	$37,050	$46,866	$55,629	$65,892	$75,116

Balance of allowance for credit losses at beginning of period	$—	$35	$61	$155	$259
Provision for credit losses charged to operations	—	(35)	(26)	(94)	(104)

Balance of allowance for credit losses at end of period	$—	$—	$35	$61	$155

Total provision for loan and credit losses charged to operations	$(8,804)	$(4,768)	$3,976	$35,033	$105,711

Ratio of net charge-offs to average loans	0.05%	0.23%	0.86%	2.62%	3.78%
Average loans outstanding during the period	$1,991,251	$1,743,473	$1,651,247	$1,693,546	$1,948,120

        Additions to the allowances for loan and credit losses, which are charged as expenses on our consolidated statements of income, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from previously charged off loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, amount of loan losses charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank's loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that actual loan and credit losses will not exceed the allowances for loan and credit losses.

        The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with ASC Topic 310—Receivables based on probable losses on specific loans; (ii) general reserves determined in accordance with guidance in ASC Topic 450—Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves, which is intended to capture potential misclassifications in the loan grading system.

        The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly and are weighted more heavily for recent economic conditions. The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company's methodology for estimated the allowance for loan and credit losses, see Note 4 to the consolidated financial statements.

        The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2013		2012		2011		2010		2009
(in thousands)	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans	Amount of allowance	Loans in category as a % of total gross loans
Commercial	$14,103	39.6%	$13,448	37.9%	$14,048	34.8%	$17,169	34.4%	$15,733	31.4%
Real estate—mortgage	14,919	43.2	17,832	45.7	19,889	47.9	17,677	47.7	14,535	46.7
Land acquisition & development	2,526	2.2	9,075	2.8	11,013	3.8	14,938	5.1	30,097	8.6
Real estate—construction	820	3.9	818	3.5	2,746	3.9	6,296	5.3	5,700	8.1
Consumer	2,471	8.7	3,061	7.8	4,837	7.1	3,373	5.8	2,143	4.3
Other	479	2.4	451	2.3	551	2.5	354	1.7	419	0.9
Unallocated	1,732	—	2,181	—	2,545	—	6,085	—	6,489	—
Off-balance sheet commitments	—	—	—	—	35	—	61	—	155	—

Total	$37,050	100.0%	$46,866	100.0%	$55,664	100.0%	$65,953	100.0%	$75,271	100.0%

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

        The Company reversed $8.8 million and $4.7 million in provision for loan losses during the years ended December 31, 2013 and 2012, respectively. The loan loss provision reversal is consistent with the overall reduction in nonperforming assets, charge-offs, and classified loans. The Company recorded

$4.6 million in charge-offs during 2013 compared to $8.6 million in 2012. Although the Company continues to record charge-offs, the Company's credit quality outlook remains favorable as reflected in the continuous decline of nonperforming assets since 2009. The Company's allowance for loan and credit losses to total loans was 1.78% and 2.43% at December 31, 2013 and 2012, respectively. The allowance for loan and credit losses to nonperforming loans increased from 237.8% at December 31, 2012, to 265.8% at December 31, 2013. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses. Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company's earnings.

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

				2013 vs 2012		2012 vs 2011
	At December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Mortgage-backed securities	$333,386	$359,406	$420,784	$(26,020)	(7.2)%	$(61,378)	(14.6)%
U.S. government agencies	—	3,020	44,205	(3,020)	(100.0)	(41,185)	(93.2)
Trust preferred securities	95,415	95,240	99,018	175	0.2	(3,778)	(3.8)
Corporate debt securities	110,982	105,022	56,817	5,960	5.7	48,205	84.8
Private-label MBS	—	—	1,990	—	—	(1,990)	(100.0)
Municipal securities	8,616	940	940	7,676	816.6	—	—
Other investments	8,397	8,037	9,554	360	4.5	(1,517)	(15.9)

Total	$556,796	$571,665	$633,308	$(14,869)	(2.6)%	$(61,643)	(9.7)%

        At December 31, 2013, investments represented 19.88% of total assets compared to 21.54% at 2012. Growth in the loan portfolio has allowed the Company to reduce the investment portfolio as a percentage of total assets. Available for sale securities had a net unrealized gain of $8.2 million at December 31, 2013, an $8.6 million decrease from the net unrealized gain of $16.8 million at December 31, 2012.

        At December 31, 2013, the Company's securities in a temporary unrealized loss position of $3.6 million consisted primarily of mortgage-backed, trust preferred and corporate debt securities. The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.

        Other investments consist primarily of FHLB stock related to maintaining a borrowing base with the FHLB. FHLB stock holdings are largely dependent upon the Company's liquidity position. To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively. During 2012, other investments decreased $1.5 million due to net redemptions of FHLB stock.

        The following table sets forth the book value, maturity and approximate yield of the securities in our investment portfolio at December 31, 2013. Other Investments include stock in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date. These investments have been included in the total column only.

	Maturity
	Within 1 year		1 - 5 years		5 - 10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$1	6.50%	$803	5.39%	$15,530	4.97%	$317,052	2.74%	$333,386	2.85%
Trust preferred securities	—	0.00%	—	0.00%	—	0.00%	95,415	5.06%	95,415	5.06%
Corporate debt securities	7,734	6.51%	82,139	4.27%	21,109	4.07%	—	0.00%	110,982	4.39%
Municipal securities	202	3.63%	626	4.17%	5,894	2.16%	1,894	8.06%	8,616	3.64%
Other investments	—	0.00%	—	0.00%	—	0.00%	2,172	2.61%	8,397	3.57%

Total	$7,937	6.44%	$83,568	4.28%	$42,533	4.13%	$416,533	3.29%	$556,796	3.56%

(1)
Yields have been adjusted to reflect a tax-equivalent basis where applicable.

        Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2013, does not include any single issuer for which the aggregate carrying amount exceeds 10% of the Company's shareholders' equity.

  Other Assets

        The following table sets forth the values of our other miscellaneous assets at the dates indicated.

				2013 vs 2012		2012 vs 2011
	At December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Intangible assets, net	$2,798	$3,573	$3,399	$(775)	(21.7)%	$174	5.1%
Bank-owned life insurance	43,768	42,473	39,767	1,295	3.0	2,706	6.8
Premises and equipment, net	6,034	7,091	8,388	(1,057)	(14.9)	(1,297)	(15.5)
Accrued interest receivable	8,770	8,354	8,273	416	5.0	81	1.0
Deferred income taxes, net	26,506	31,561	33,018	(5,055)	(16.0)	(1,457)	(4.4)
Other real estate owned	5,097	10,577	18,502	(5,480)	(51.8)	(7,925)	(42.8)
Other	27,585	32,888	37,844	(5,303)	(16.1)	(4,956)	(13.1)

Total	$120,558	$136,517	$149,191	$(15,959)	(11.7)%	$(12,674)	(8.5)%

        Intangible Assets.    Intangible assets primarily represent client relationship lists. During 2013, intangible assets were reduced by $0.1 million due to a decrease in the amount of contingent consideration owed under an earnout arrangement. During the latter half of 2012, the Company purchased two insurance books of businesses resulting in a $1.0 million increase in intangible assets. During 2012, a small book of insurance business was sold and a related intangible asset of $0.1 million was removed from the books. During the years ended December 31, 2013 and 2012, the Company recognized $0.7 million of intangible asset amortization from continuing operations.

        Bank-Owned Life Insurance (BOLI).    BOLI increased $1.3 million during 2013 to $43.8 million at December 31, 2013, compared to $42.5 million at the end of 2012. The increase during 2013 relates solely to changes in the cash surrender value of the underlying policies. The increase during 2012 related to additional policy purchases of $1.4 million and growth in the cash surrender value of $1.3 million.

        Deferred Income Taxes, net.    The decrease in net deferred income tax assets during 2013 of $5.0 million was driven primarily by the tax effect of the reduction of the allowance for loan losses of $9.8 million. The decrease of $1.5 million in net deferred income tax assets during 2012 compared to 2011 was also primarily the result of the tax effect of the provision for loan loss reversal of $4.7 million. See Note 11 to the consolidated financial statements for additional discussion of income taxes and deferred tax items.

        Other Real Estate Owned.    OREO decreased during the year ended December 31, 2013, to $5.1 million compared to $10.6 million a year earlier. During 2013, the Company foreclosed on $0.4 million in new properties, sold $5.2 million and recognized valuation adjustments and net losses on sale of $0.7 million. At December 31, 2013, OREO was comprised of eight properties with an average carrying value of $0.2 million excluding the largest property with a value of $3.3 million located in Colorado. An additional valuation adjustment of $2.1 million was recorded during 2013 reducing the carrying value of the largest Colorado property. Approximately 74% of OREO are located in Colorado and 26% in Arizona at December 31, 2013.

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

        Other Assets.    Other assets decreased $5.3 million during 2013 to $27.6 million at December 31, 2013. The decline relates primarily to repayment by the FDIC of the Company's prepaid assessment ($1.0 million), release of restricted cash held with a correspondent bank ($4.5 million), decreases in the fair market value of derivative assets ($1.6 million) and decreases in fees receivable ($2.1 million). Offsetting reductions was an increase in accounts receivable relating to called securities in the process of settlement ($4.5 million).

        Other assets decreased $5.0 million during the year ended December 31, 2012. The decline is primarily due to the receipt of $5.1 million in federal tax refunds and amortization of prepaid FDIC insurance deposits.

  Deposits

        Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking accounts, and individual retirement accounts. Average noninterest-bearing deposits increased $119.8 million from $759.2 million at December 31, 2012 compared to $879.0 million at December 31, 2013. We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances. The Company's noninterest-bearing deposits represented over 42% of total deposits at December 31, 2013. The Company began offering interest-bearing demand deposits in 2011 in response to the Dodd-Frank Act repeal of the prohibition of paying interest on demand deposits. Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits. At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired. As a result, funds held in noninterest-bearing deposit accounts no longer receive unlimited deposit insurance coverage by the FDIC. All depositors' accounts, including all non-interest bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000. In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS, discussed below. This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.

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

	For the year ended December 31,
	2013		2012		2011
(in thousands)	Average balance	Weighted average interest rate %	Average balance	Weighted average interest rate %	Average balance	Weighted average interest rate %
Money market	$595,922	0.41%	$565,513	0.56%	$499,499	0.73%
Interest-bearing demand and NOW	375,581	0.23%	334,986	0.34%	223,257	0.33%
Savings	13,349	0.06%	11,185	0.10%	9,997	0.17%
Eurodollar	—	0.00%	—	0.00%	96,378	0.73%
Certificates of deposit	255,073	0.51%	284,912	0.65%	363,134	0.81%

Total interest-bearing deposits	1,239,925	0.37%	1,196,596	0.51%	1,192,265	0.67%
Noninterest-bearing demand accounts	878,985	0.00%	759,162	0.00%	712,830	0.00%

Total deposits	$2,118,910	0.22%	$1,955,758	0.32%	$1,905,095	0.42%

        Maturities of CDs of $100,000 and more at December 31, 2013, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$87,848
Over three months through six months	56,079
Over six months through 12 months	46,776
Over 12 months	23,642

Total	$214,345

        Deposits overall increased $149.8 million or 7.0% and $210.9 million or 11.0% to $2.3 billion and $2.1 million at December 31, 2013 and 2012, respectively. CDs decreased $15.1 million or 5.8% and $44.6 million or 14.6% to $245.3 million and $260.4 million at December 31, 2013 and 2012, respectively. The Company has intentionally priced CDs out of its portfolio due to our excess liquidity and the high cost of these deposits. Declines in CDs since 2009 have been offset by the earlier mentioned increases in noninterest-bearing deposits.

  Short-Term Borrowings

        Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase which generally mature within 90 days or less, and advances from the FHLB with original maturities of one year or less.

        The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2013, 2012 and 2011. See the Liquidity and Capital Resources section below and Note 8 to the consolidated financial statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2013	2012	2011
Federal funds purchased
Balance at end of period	$—	$—	$—
Average balance outstanding for the period	10,249	3,609	1,119
Maximum amount outstanding at any month end during the period	85,287	25,236	17,675
Weighted average interest rate for the period	0.47%	0.35%	0.38%
Weighted average interest rate at period end	0.00%	0.00%	0.00%
FHLB overnight advances
Balance at end of period	$—	$—	$20,000
Average balance outstanding for the period	33,211	35,826	13,023
Maximum amount outstanding at any month end during the period	91,000	114,086	71,839
Weighted average interest rate for the period	0.19%	0.31%	0.25%
Weighted average interest rate at period end	0.00%	0.00%	0.26%
Securities sold under agreements to repurchase
Balance at end of period	$138,494	$127,887	$127,948
Average balance outstanding for the period	154,502	138,948	156,745
Maximum amount outstanding at any month end during the period	178,703	154,106	166,498
Weighted average interest rate for the period	0.22%	0.31%	0.50%
Weighted average interest rate at period end	0.22%	0.25%	0.36%

        The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2013, 2012 and 2011. The Company sells securities under agreements to repurchase to our customers (Customer Repurchases) as a way to enhance our customers' interest-earning ability. We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base. Customer Repurchases fluctuate on a daily basis as customer deposit balances fluctuate.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2013	$144,737	$149,203	$160,514	$163,284
2012	131,072	125,525	151,222	147,773
2011	156,799	160,832	160,807	148,590

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2013	$124,882	$133,402	$164,188	$138,494
2012	118,499	127,144	124,836	127,887
2011	157,674	144,843	131,877	127,948

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2013	$141,140	$159,512	$167,712	$178,703
2012	137,124	135,452	154,106	147,531
2011	158,361	166,498	160,068	151,938

Long-Term Debt

        The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2013	2012
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619

Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$0	$20,984

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

				2013 vs 2012		2012 vs 2011
	For the year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
INCOME STATEMENT DATA
Interest income	$106,127	$106,128	$111,264	$(1)	0.0%	$(5,136)	(4.6)%
Interest expense	10,426	12,750	14,863	(2,324)	(18.2)	(2,113)	(14.2)

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	95,701	93,378	96,401	2,323	2.5	(3,023)	(3.1)
Provision for loan losses	(8,804)	(4,733)	4,002	(4,071)	(86.0)	(8,735)	(218.3)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	104,505	98,111	92,399	6,394	6.5	5,712	6.2
Noninterest income	30,912	30,559	30,823	353	1.2	(264)	(0.9)
Noninterest expense	94,628	91,166	95,821	3,462	3.8	(4,655)	(4.9)

INCOME BEFORE INCOME TAXES	40,789	37,504	27,401	3,285	8.8	10,103	36.9
Provision (benefit) for income taxes	13,351	13,258	(5,808)	93	0.7	19,066	328.3

NET INCOME FROM CONTINUING OPERATIONS	27,438	24,246	33,209	3,192	13.2	(8,963)	(27.0)
Income from discontinued operations, net of tax	173	324	253	(151)	(46.6)	71	28.1

NET INCOME	$27,611	$24,570	$33,462	$3,041	12.4%	$(8,892)	(26.6)%

Earnings per common share:
Basic—from continuing operations	$0.66	$0.54	$0.75
Diluted—from continuing operations	$0.66	$0.54	$0.75

Basic—from discontinued operations	$—	$0.01	$0.01
Diluted—from discontinued operations	$—	$0.01	$0.01

Basic	$0.66	$0.55	$0.76
Diluted	$0.66	$0.55	$0.76

Cash dividends declared per common share	$0.12	$0.07	$0.04

        Earnings Performance.    Net income for the year ended December 31, 2013 increased $3.0 million to $27.6 million from $24.6 million a year earlier. Return on average total assets increased to 1.02% for the year ended December 31, 2013 compared to 0.98% a year earlier. Return on average shareholder's equity improved to 10.29% for the year ended December 31, 2013 from 10.15% from the prior year. The earnings performance improvement during 2013 was due to a negative provision for loan losses and an increase in net interest income partially offset by an increase in noninterest expense. The low interest rate environment continues to exert pressure on the Company's net interest income and in 2013 it limited interest income gains despite the growth in interest earning assets. The overall increase in net interest income was the result of a decline in interest expense resulting from the proactive management of interest-bearing liability costs, including the redemption of $21.0 million of the Company's 9% Subordinated Notes Payable (Notes) during the third quarter of 2013.

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

        Earnings per common share on a diluted basis (from continuing operations) for the year ended December 31, 2013, 2012 and 2011, was $0.66, $0.54, and $0.75, respectively.

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

        The majority of our assets are interest-earning and our liabilities are interest-bearing. Accordingly, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee ("FOMC") uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company. The FOMC has held the target federal funds rate at a range of 0-25 basis points since December 2008. As the Company is asset sensitive, continued low rates will negatively impact the Company's earnings and net interest margin.

        The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2013			2012			2011
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$26,150	$117	0.45%	$31,575	$114	0.36%	$32,183	$130	0.40%
Investment securities(1)	567,256	16,963	2.99%	614,468	19,540	3.18%	621,346	22,743	3.66%
Loans(1)(2)	1,991,251	91,807	4.61%	1,743,473	88,381	5.07%	1,651,247	89,575	5.42%
Allowance for loan losses	(44,297)			(51,627)			(62,381)

Total interest earning-assets	$2,540,360	$108,887	4.21%	$2,337,889	$108,035	4.51%	$2,242,395	$112,448	4.86%
Noninterest-earning assets	161,851			170,333			161,565

Total assets	$2,702,211			$2,508,222			$2,403,960

Liabilities and Shareholders' Equity
Deposits
Money market	$595,922	$2,434	0.41%	$565,513	$3,152	0.56%	$499,499	$3,641	0.73%
Interest-bearing demand and NOW	375,581	862	0.23%	334,986	1,153	0.34%	223,257	727	0.33%
Savings	13,349	8	0.06%	11,185	11	0.10%	9,997	17	0.17%
Eurodollar	—	—	0.00%	—	—	0.00%	96,378	701	0.73%
Certificates of deposit
Brokered	—	—	0.00%	—	—	0.00%	5	—	1.38%
Reciprocal	89,051	349	0.39%	90,113	446	0.49%	108,318	664	0.61%
Under $100	28,901	144	0.50%	31,594	199	0.63%	37,961	348	0.92%
$100 and over	137,121	819	0.60%	163,205	1,200	0.74%	216,850	1,923	0.89%

Total interest-bearing deposits	$1,239,925	$4,616	0.37%	$1,196,596	$6,161	0.51%	$1,192,265	$8,021	0.67%
Other borrowings
Securities sold under agreements to repurchase	154,502	337	0.22%	138,948	425	0.31%	156,745	787	0.50%
Other short-term borrowings	43,460	113	0.26%	39,435	123	0.31%	14,142	37	0.26%
Long-term debt	85,216	5,360	6.29%	93,150	6,041	6.49%	93,150	6,018	6.46%

Total interest-bearing liabilities	$1,523,103	$10,426	0.68%	$1,468,129	$12,750	0.87%	$1,456,302	$14,863	1.02%
Noninterest-bearing demand accounts	878,985			759,162			712,830

Total deposits and interest-bearing liabilities	2,402,088			2,227,291			2,169,132
Other noninterest-bearing liabilities	31,781			38,827			28,635

Total liabilities	2,433,869			2,266,118			2,197,767
Total equity	268,342			242,104			206,193

Total liabilities and equity	$2,702,211			$2,508,222			$2,403,960

Net interest income—taxable equivalent		$98,461			$95,285			$97,585

Net interest spread			3.53%			3.64%			3.84%
Net interest margin			3.88%			4.08%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities	166.79%			159.24%			153.98%

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

	2013 vs 2012			2012 vs 2011
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(20)	$23	$3	$(2)	$(14)	$(16)
Investment securities(1)	(1,501)	(1,076)	(2,577)	(252)	(2,951)	(3,203)
Loans(1)(2)	12,560	(9,134)	3,426	5,003	(6,197)	(1,194)

Total interest-earning assets	$11,039	$(10,187)	$852	$4,749	$(9,162)	$(4,413)

Interest-bearing liabilities
Money market deposits	$169	$(887)	$(718)	$481	$(970)	$(489)
Interest-bearing demand and NOW	140	(431)	(291)	(337)	62	(275)
Savings deposits	2	(5)	(3)	2	(8)	(6)
Certificates of deposit	(214)	(319)	(533)	(646)	(444)	(1,090)
Other borrowings
Securities sold under agreements to repurchase	48	(136)	(88)	(88)	(274)	(362)
Other short-term borrowings	13	(23)	(10)	65	20	85
Long-term debt	(515)	(166)	(681)	—	24	24

Total interest-bearing liabilities	$(357)	$(1,967)	$(2,324)	$(523)	$(1,590)	$(2,113)

Net increase (decrease) in net interest income—taxable equivalent	$11,396	$(8,220)	$3,176	$5,272	$(7,572)	$(2,300)

(1)
Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)
Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

        Average interest-earning assets increased $202.5 million to $2.54 billion at December 31, 2013. Declines in federal funds sold and other and investment securities of $5.4 million and $47.2 million, respectively, were overshadowed by strong net loan growth of $255.1 million during 2013. However, interest income remained consistent to the prior year and yields on interest-earning assets contracted 30 basis points due to the persistent low interest rate environment.

        Average interest-earning liabilities increased $55.0 million during the year ended December 31, 2013 while average related cost decreased 19 basis points. The Company benefited from a change in the Company's deposit composition during 2013. The composition of interest-bearing deposits changed significantly during the year, shifting towards lower cost deposit categories from higher cost certificates of deposit. The average cost of interest-bearing liabilities also benefited from the $21.0 million redemption of the Company's 9% Notes.

        Average interest-earning assets increased for the year ended December 31, 2012, up $95.5 million to $2.34 billion from $2.24 billion in 2011. The primary driver of the 2012 increase in average interest-earning assets was net loan growth of $103.0 million. Despite the growth in interest-earning assets, the average taxable-equivalent yield fell 35 basis points to 4.51% for the year ended December 31, 2012 compared to 4.86% for the prior year. The yield on earning-assets decreased due to the lower yields on loans and investments reflecting the continued low interest rate environment.

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

        In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments beginning in 2010. The intent of the transactions was to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company's exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt. During 2013 and 2012, the weighted average interest rate paid (fixed rate) was 5.73% versus a weighted average interest rate received of 2.65% and 2.82%, respectively. The remaining contractual maturities of the swaps vary between two and 11 years. Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional Amount	Fixed Rate	Termination Date
Hedged item—Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

        Provision and Allowance for Loan and Credit Losses.    The following table presents provision for loan and credit losses for the years ended December 31, 2013, 2012 and 2011.

	For the year ended December 31,
(in thousands)	2013	2012	2011
Provision for loan losses	$(8,804)	$(4,733)	$4,002
Provision for credit losses (included in other expenses)	—	(35)	(26)

Total provision for loan and credit losses	$(8,804)	$(4,768)	$3,976

        The Company booked loan loss provision reversals of $8.8 million and $4.7 million during the years ended December 31, 2013 and 2012, respectively, consistent with overall credit quality improvement as reflected by lower nonperforming asset and classified loan levels. In 2011, the Company recorded a $4.0 million loan loss provision.

        Nonperforming loans to total loans were 0.68% and 1.14% at December 31, 2013 and 2012, respectively. At December 31, 2011, nonperforming loans to total loans was 1.89%. Classified loans at December 31, 2103 totaled $46.5 million, after consecutive declines of $34.7 million and $48.2 million in 2013 and 2012, respectively. At December 31, 2013, the allowance for loan and credit losses was $37.1 million, or 265.78% of nonperforming loans compared to $46.9 million and 237.75% of nonperforming loans at December 31, 2012.

        Noninterest Income.    The following table presents noninterest income for the years ended December 31, 2013, 2012, and 2011.

				2013 vs 2012		2012 vs 2011
	For the year ended December 31,
				Increase (decrease)		Increase (decrease)
NONINTEREST INCOME (in thousands)	2013	2012	2011	Amount	%	Amount	%
Deposit service charges	$5,315	$4,903	$4,955	$412	8.4%	$(52)	(1.0)%
Other loan fees	1,950	1,325	1,328	625	47.2	(3)	(0.2)
Investment advisory income	5,077	4,203	4,292	874	20.8	(89)	(2.1)
Insurance income	11,199	9,680	9,272	1,519	15.7	408	4.4
Investment banking income	2,302	3,833	7,237	(1,531)	(39.9)	(3,404)	(47.0)
Other income	5,069	6,615	3,739	(1,546)	(23.4)	2,876	76.9

Total noninterest income	$30,912	$30,559	$30,823	$353	1.2%	$(264)	(0.9)%

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

        Investment Advisory Income.    Investment advisory income, increased $0.9 million or 20.8% to $5.1 million for the year ended December 31, 2013. Investment advisory income decreased $0.1 million or 2.1% to $4.2 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in consulting fees not tied to assets under management (AUM).

        Revenues from this source are generally a function of the value of AUM. Discretionary assets under management at December 31, 2013 and 2012 were $811.6 million and $743.7 million, respectively.

        Insurance Income.    Insurance income is derived from two main areas: benefits consulting and P&C. Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis. For the years ended December 31, 2013, 2012, and 2011, revenue earned from the insurance segment was composed of the following:

	2013	2012	2011
Benefits consulting	48.9%	47.0%	42.8%
Property and casualty	51.1%	53.0%	57.2%

	100.0%	100.0%	100.0%

        In the periods presented in the above table, P&C has been negatively impacted by soft premiums, the rate assessed by the underwriting insurance carriers to our clients. As our revenue is typically derived as percentage of the premium, this has negatively impacted revenue. At the same time, the Company has invested additional resources in its benefits consulting division which has driven revenue in this area higher. The combination of these two factors has caused the shift in the percentage of revenue in the table above.

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

        During the year ended December 31, 2013, Investment banking income decreased 40% to $2.3 million. The decline was attributed to fewer deals closing in 2013 as compared to the prior year. Additionally, average deal size declined in 2013 as compared to 2012.

        Investment banking income decreased 47% to $3.8 million during 2012 compared to 2011. The decline was due to fewer closed deals during the period relative to 2011.

        Other Income.    Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, merchant charges, bankcard fees, customer swap fees, wire transfer fees, foreign exchange fees and safe deposit income.

        Other income decreased $2.2 million to $4.4 million during the year ended December 31, 2013 compared to 2012. The decrease is due to a decline in income from equity method investments and lower gains on customer interest-rate swaps.

        Other income increased $2.9 million during 2012 to $6.6 million compared to 2011. The increase is due to income from equity method investments and fee income earned on the sale of interest-rate swaps to commercial banking clients.

        Noninterest Expense.    The following table presents noninterest expense for the years ended December 31, 2013, 2012, and 2011.

				2013 vs 2012		2012 vs 2011
	For the year ended December 31,			Increase (decrease)		Increase (decrease)
NONINTEREST EXPENSES (in thousands)	2013	2012	2011	Amount	%	Amount	%
Salaries and employee benefits	$61,801	$57,995	$58,916	$3,806	6.6%	$(921)	(1.6)%
Stock-based compensation expense	2,739	1,940	1,447	799	41.2	493	34.1
Occupancy expenses, premises and equipment	13,262	13,471	13,219	(209)	(1.6)	252	1.9
Amortization of intangibles	662	724	531	(62)	(8.6)	193	36.3
FDIC and other assessments	1,690	1,782	3,566	(92)	(5.2)	(1,784)	(50.0)
Other real estate owned and loan workout costs	715	2,326	3,153	(1,611)	(69.3)	(827)	(26.2)
Net other than temporary impairment losses on securities recognized in earnings	—	297	771	(297)	(100.0)	(474)	(61.5)
Loss on securities, other assets and other real estate owned	683	65	3,145	618	950.8	(3,080)	(97.9)
Other	13,076	12,566	11,073	510	4.1	1,493	13.5

Total noninterest expenses	$94,628	$91,166	$95,821	$3,462	3.8%	$(4,655)	(4.9)%

        Our efficiency ratio was 74.1% for the year ended December 31, 2013, compared to 74.0% and 73.0% for 2012 and 2011, respectively. The efficiency ratio is a measure of the Company's overhead, measuring the percentage of each dollar of income that is paid in operating expenses. During 2013, the Company was able to successfully grow its interest earning assets and effectively manage the cost of its interest-bearing liabilities largely offsetting negative pressure from the challenging low interest rate environment. However, increases in salaries and employee benefits consistent with the Company's overall improved performance contributed to a higher efficiency ratio in 2013. In 2012, the favorable effect of the decreasing expense trend was negatively impacted by lower net interest income and noninterest income. The Company maintains its goal of reducing the ratio over the next few years and is committed to exploring cost-reduction strategies although the low rate environment will continue to be a headwind.

        Salaries and Employee Benefits.    Salaries and employee benefits, excluding share-based compensation, increased $3.8 million or 6.6% during the year ended December 31, 2013. The increase is the result of annual cost of living and merit increases effective in the second quarter of 2013, an increase in variable compensation due to an increase in fee-based income, an increase in incentive compensation, an increase in the employer 401k match, and higher medical expenses.

        Salaries and employee benefits decreased $0.9 million or 1.6% in the year ended December 31, 2012 compared to 2011. The decrease was largely driven by savings from the termination of the Company's Supplemental Executive Retirement Plan ($0.7 million).

        The Company's full-time equivalent employee base at the end of 2013 was 513 compared to 508 in 2012.

        Share-Based Compensation.    ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued. The Company uses share-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation. The Company expects to continue using share-based compensation in the future. In 2012, the Company expanded a program started in 2011 whereby employees are awarded annual grants of restricted stock that generally vest over three years.

        Occupancy Costs.    Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance. These costs decreased 1.6% or $0.2 million for the year ended December 31, 2013 compared to a 1.9% or $0.3 million increase during the year ended December 31, 2012.

        Amortization of Intangibles.    Amortization of intangibles in 2013 was comparable to 2012. Amortization during the year ended December 31, 2012 increased by 36.3% or $0.2 million as compared to 2011. In 2012, the Company assessed the useful life of its largest intangible asset and decreased the useful life from 15 years to 10 years. The decrease in the useful life increased annual amortization by $0.2 million. The increase in 2012 was due to the accelerated amortization combined with amortization on two intangibles acquired during 2012.

        FDIC and Other Assessments.    FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks. The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors. FDIC and other assessments remained stable in 2013 and decreased $1.8 million during the year ended December 31, 2012. The FDIC assessment calculation and base rates changed in the second quarter of 2011, reducing the Company's cost.

        Other Real Estate Owned and Loan Workout Costs.    Carrying costs and workout expenses of nonperforming loans and OREO decreased 69% or $1.6 million to $0.7 million for the year ended December 31, 2013, following a decline of over 26% in 2012 compared to 2011. These costs are directly correlated to levels of nonperforming assets during these years. In 2013 and 2012, nonperforming asset balances have decreased substantially.

        Net Other Than Temporary Impairment Losses on Securities.    Net other than temporary impairment losses on securities include credit losses recognized on available for sale securities. OTTI of $0.3 million and $0.8 million recognized during 2012 and 2011, respectively, relate to three credit impaired private label mortgage-backed securities. These securities were sold during the fourth quarter of 2012.

        Loss on Securities, Other Assets and Other Real Estate Owned.    The Company recognized losses on securities, other assets and OREO of $0.7 million, $0.1 million, and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The loss on securities, other assets and real estate owned were comprised of the following:

	(Gain) loss for the year ended December 31,			Increase (decrease)
				2013 vs 2012	2012 vs 2011
(in thousands)	2013	2012	2011
Available for sale securities	$(439)	$(1,079)	$(510)	$640	$(569)
Loans held for sale	—	57	—	(57)	57
OREO and repossessed assets	708	1,403	2,885	(695)	(1,482)
Other	414	(316)	770	730	(1,086)

	$683	$65	$3,145	$618	$(3,080)

        In 2013 and 2012, the Company recorded net gains of $0.4 million and $1.1 million on security calls and sales, as issuers of higher yielding trust preferred securities called those issuances which are set to lose favorable regulatory capital treatment under Basel III guidelines.

        During the years ended December 31, 2013 and 2012, losses on OREO, primarily valuation adjustments, were $0.7 million and $1.1 million, respectively. In 2013, the Company recorded a $2.1 million valuation adjustment on the single, largest property located in Colorado. Offsetting this loss were gains on OREO sales during 2013.

        In 2011, the Company recognized a $0.5 million gain on the sale of available for sale securities. Losses recognized on OREO and repossessed assets decreased $4.5 million in 2011 compared to 2010 and a loss of $0.7 million was recognized on an Arizona branch closure during the fourth quarter of 2011.

        Other Operating Expenses.    Other operating expenses increased $0.5 million or 4.1% during the year ended December 31, 2013. The increase was primarily due to higher marketing and professional service expenses. Other operating expenses for the year ended December 31, 2012, increased $1.5 million or 13% compared to 2011. The increase is primarily attributed to higher costs associated with the outsourcing of the Company's lockbox product at the end of 2011. These costs were partially offset by lower salary expense due to the elimination of the Company's internal lockbox department.

        Federal Income Taxes.    The effective tax rate for 2013 was 32.7%, a decline from 35.3% in 2012. During 2013, the Company made return-to-provision adjustments and derecognized estimated penalties and interest related to uncertain tax positions settled during the year. These adjustments reduced tax expense by $0.5 million during 2013. An increase in tax-exempt income on loans and municipal investments also reduced the effective tax rate from 2012 to 2013.

        Income tax expense for the year ended December 31, 2012 increased $19.1 million compared to 2011 in large part because of a deferred tax asset valuation allowance reversal of $15.6 million in 2011. The effective tax rate for 2012 was 35.3%, a decline from 35.7% in 2011 (adjusted for the effect of the valuation allowance reversal). Additionally, the Company recorded higher pre-tax net income of $37.5 million in 2012 compared to $27.4 million in 2011.

        Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income, are the activities impacting the effective tax rate in each year.

Segment Results

        The Company reports five operating segments: Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support. Internally, management measures the contribution of the fee-based business lines before parent company management fees and overhead allocations. The Company believes this to be a more useful measurement as centralized administration expenses and overhead is generally not impacted by the fee-based business lines, but is most affected by the operations of the Bank. While the Company allocates a portion of the costs related to shared resources to the fee-based segments, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment. A description of each segment is provided in Note 18 to the consolidated financial statements. Certain financial metrics of each operating segment are presented below.

Commercial Banking.

				2013 vs 2012		2012 vs 2011
	Commercial Banking
				Increase (decrease)		Increase (decrease)
	Year ended December 31,
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Income Statement
Net interest income	$100,524	$98,871	$101,922	$1,653	1.7%	$(3,051)	(3.0)%
Provision for loan losses	(7,330)	(3,546)	570	(3,784)	(106.7)	(4,116)	(722.1)
Noninterest income	11,907	12,646	9,985	(739)	(5.8)	2,661	26.6
Noninterest expense	35,265	32,964	31,643	2,301	7.0	1,321	4.2
Provision for income taxes	30,049	30,284	25,322	(235)	(0.8)	4,962	19.6

Net income before management fees and overhead allocations	54,447	51,815	54,372	2,632	5.1	(2,557)	(4.7)
Management fees and overhead allocations, net of tax	22,313	20,605	22,979	1,708	8.3	(2,374)	(10.3)

Net income	$32,134	$31,210	$31,393	$924	3.0%	$(183)	(0.6)%

        The Commercial Banking segment reported net income of $32.1 million and $31.2 million during the years ended December 31, 2013 and 2012, respectively. Interest income was flat in 2013 compared to the prior year despite a 15% increase in average net loans, due to the persistent low interest rate environment. The yield on interest-earning assets fell 30 basis points while the cost of interest-bearing liabilities fell 19 basis points during 2013. The segment benefited from a $7.3 million loan loss provision reversal in 2013, compared to a reversal of $3.5 million in 2012. Noninterest expense increased $2.3 million for the year ended December 31, 2013 compared to 2012 as a result of higher salary and benefits expense. Salary increased due to merit increases in 2013 and higher bonuses resulting from the improved financial performance.

        The Commercial Banking segment reported net income $31.2 million during the year ended December 31, 2012, relatively unchanged from 2011. Declines in net interest income were the result of the low interest rate environment with loan volume growth mitigating, in part, the effect of historically low rates. The overall yield on interest-earning assets fell 35 basis points while the cost of interest-bearing liabilities fell 15 basis points during 2012 compared to 2011. Provision for loan loss decreased $4.1 million in 2012 compared to 2011. The Company made early efforts to proactively reserve for problem loans when repayment risks were first identified in 2008 and 2009 and took deliberate action to reduce high risk loan concentrations and improve credit quality. In addition, the risk profile of loan originations since the downturn is lower than older vintage loans which has reduced the overall reserve requirement.

        Noninterest income increased $2.7 million during 2012 compared to 2011 on higher revenues from equity method investments and customer interest-rate swap fees. Noninterest expense increased $1.3 million during 2012 compared to the prior year, attributed to higher salary and bonus compensation expense offset by lower OREO and problem loan workout expense and net gains on investment security dispositions. Income tax expense in 2012 rose $5.0 million compared to 2011 due to the reversal of a deferred tax asset valuation allowance in the prior year.

Investment Banking.

	Investment Banking			2013 vs 2012		2012 vs 2011
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Income Statement
Net interest income	$4	$6	$8	$(2)	(33.3)%	$(2)	(25.0)%
Noninterest income	2,302	3,833	7,237	(1,531)	(39.9)	(3,404)	(47.0)
Noninterest expense	3,724	4,157	5,901	(433)	(10.4)	(1,744)	(29.6)
Provision (benefit) for income taxes	(554)	(150)	507	(404)	(269.3)	(657)	(129.6)

Net income (loss) before management fees and overhead allocations	(864)	(168)	837	(696)	(414.3)	(1,005)	(120.1)
Management fees and overhead allocations, net of tax	155	150	151	5	3.3	(1)	(0.7)

Net income (loss)	$(1,019)	$(318)	$686	$(701)	(220.4)%	$(1,004)	(146.4)%

        The investment banking segment reported a $1.0 million loss in 2013 as a result of a 40% decline in noninterest income. The segment generated lower success fees due to a fewer number of deals closing in 2013. Additionally, the average size of deals closing during 2013 was lower relative to 2012.

        The Investment banking segment reported a net loss of $0.3 million 2012, a decrease of $1.0 million from 2011. Noninterest income was 47% lower due to fewer closed transactions than in the previous year when deal volume was significantly higher. The decrease in noninterest expense for 2012 compared to 2011 is attributed to lower bonus compensation which is a function of revenue.

        Revenues for the segment are transactional by nature. The revenue is dependent on the number of successful deal closings and active engagements on retainer together which can cause significant fluctuation in revenues from period to period. Deal volume is greatly influenced by prospective buyers' economic outlook and available capital, sellers' perception of the valuation of their business and market conditions which vary by industry.

Wealth Management.

	Wealth Management			2013 vs 2012		2012 vs 2011
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Income Statement
Net interest income	$(48)	$(39)	$(29)	$(9)	(23.1)%	$(10)	(34.5)%
Noninterest income	5,077	4,203	4,292	874	20.8	(89)	(2.1)
Noninterest expense	4,288	4,813	4,428	(525)	(10.9)	385	8.7
Provision (benefit) for income taxes	300	(249)	(247)	549	220.5	(2)	(0.8)

Net income (loss) before management fees and overhead allocations	441	(400)	82	841	210.3	(482)	(587.8)
Income from discontinued operations	173	324	253	(151)	(46.6)	71	28.1
Management fees and overhead allocations, net of tax	355	641	628	(286)	(44.6)	13	2.1

Net income (loss)	$259	$(717)	$(293)	$976	136.1%	$(424)	(144.7)%

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

        The Wealth Management segment reported a $0.3 net income for 2013, an improvement of $1.0 million over 2012. Noninterest income increased 21% as a result of an increase in AUM during 2013. Discretionary assets under management at December 31, 2013 and 2012 were $811.6 million and $743.7 million, respectively. Also, the segment was able to successfully implement various cost saving initiatives during 2013 resulting in a $0.5 million decline in noninterest expenses.

        Wealth Management reported a net loss from continuing operations before management fees and overhead allocations of $0.4 million for 2012, compared to income of $0.1 million for 2011. Noninterest income decreased 2% while noninterest expense increased 9% due to higher severance and professional service costs. Assets under management were $743.7 million at December 31, 2012.

        The revenues from this segment are generally a function of the value of AUM. Fee levels can vary depending on asset mix, which may include equities, fixed income securities and alternative asset classes.

Insurance.

	Insurance			2013 vs 2012		2012 vs 2011
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Income Statement
Net interest income	$(6)	$2	$(2)	$(8)	(400.0)%	$4	200.0%
Noninterest income	11,199	9,680	9,272	1,519	15.7	408	4.4
Noninterest expense	10,212	9,538	9,149	674	7.1	389	4.3
Provision (benefit) for income taxes	465	68	(214)	397	583.8	282	131.8

Net income before management fees and overhead allocations	516	76	335	440	578.9	(259)	(77.3)
Management fees and overhead allocations, net of tax	449	388	368	61	15.7	20	5.4

Net income (loss)	$67	$(312)	$(33)	$379	121.5%	$(279)	(845.5)%

        For the year ended December 31, 2013, the insurance segment generated $0.1 million in net income, an improvement of $0.4 million over the prior year. Noninterest income for the year ended December 31, 2013 increased 16% or $1.5 million from the prior year. P&C revenues contributed 39% or $0.6 million while Employee Benefit revenues contributed the remaining 61% or $0.9 million of the total segment's revenue growth for the year ended December 31, 2013. Segment expenses increased 7.1% or $0.7 million due to variable compensation, which is directly tied to the segment's revenues.

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

Corporate Support and Other.

	Corporate Support and Other			2013 vs 2012		2012 vs 2011
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2013	2012	2011	Amount	%	Amount	%
Income Statement
Net interest income	$(4,773)	$(5,462)	$(5,498)	$689	12.6%	$36	0.7%
Provision for loan losses	(1,474)	(1,187)	3,432	(287)	(24.2)	(4,619)	(134.6)
Noninterest income	427	197	37	230	116.8	160	432.4
Noninterest expense	41,139	39,694	44,700	1,445	3.6	(5,006)	(11.2)
Benefit for income taxes	(16,909)	(16,695)	(31,176)	(214)	(1.3)	14,481	46.4

Net loss before management fees and overhead allocations	(27,102)	(27,077)	(22,417)	(25)	(0.1)	(4,660)	(20.8)
Management fees and overhead allocations, net of tax	(23,272)	(21,784)	(24,126)	(1,488)	(6.8)	2,342	9.7

Net income (loss)	$(3,830)	$(5,293)	$1,709	$1,463	27.6%	$(7,002)	(409.7)%

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

        For the year ended December 31, 2013, the segment reported a $3.8 million net loss, an improvement of $1.5 million from the prior year. The primary component of net interest income (expense) for the segment during part of 2013 and in prior years was interest expense related to the Company's long-term debt (see Note 9 to the consolidated financial statements). The segment benefited from the $21.0 million redemption of the Company's 9% interest-bearing Notes during the third quarter of 2013, which resulted in an increase in net interest income. The segment reported a net loss of $5.3 million for the year ended December 31, 2012, compared to net income of $1.7 million in 2011. In the first quarter of 2010, interest expense on a portion of variable-rate debt was fixed through the use of interest-rate swaps (see Note 10 to the consolidated financial statements).

        The provision for loan losses relates to a portfolio of loans purchased by the Parent from the Bank. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales. The declining balance of the portfolio and the overall asset quality improvement has contributed to the trend of declining provision for loan losses.

        Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment. During the year ended December 31, 2013, noninterest expenses increased $1.4 million primarily due to higher salaries and benefits resulting from merit increases and increases in variable compensation. During the year ended December 31, 2012, decreases in noninterest expense for the segment of $5.0 million were attributed primarily to lower loan workout expense and OREO losses.

Liquidity and Capital Resources

        Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the FRB. Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

        Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. The objective of liquidity management is to ensure the Company has the ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, debt payments, expenses of our operations and capital expenditures. Liquidity is monitored and closely managed by the Company's Asset and Liability Committee (ALCO), a group of senior officers from the lending, deposit gathering, finance and treasury areas. ALCO's primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond. This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

        The Company's current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments—which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions, and other factors—are less predictable.

        Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $76.0 million at December 31, 2013, compared to $65.9 million at December 31, 2012. Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flows from its amortizing loan portfolio. Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

        The Company's loan to core deposit ratio increased to 91.5% at December 31, 2013, from 90.5% at December 31, 2012. At December 31, 2012, the Company had no outstanding wholesale borrowings. Average wholesale borrowings were $43.5 million during the year ended December 31, 2013. The Company had no brokered deposits during 2013 and core deposits represent 100% of the Company's deposit base at December 31, 2013.

        The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2013, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million. The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company's investment in FHLB stock. Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

        Available funding through correspondent lines and the FHLB at December 31, 2013, totaled $645.7 million or 24.6% of the Company's earning assets. Available funding is comprised of $175.0 million of federal fund lines and $470.7 million in secured FHLB borrowing capacity. The Company had $15.2 million in securities available to be pledged as collateral for additional FHLB borrowings at December 31, 2013. Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available. In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

        At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity. The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company. The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016. The Company expects to redeem the preferred stock at or before the date the dividend rate increases.

        The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." At December 31, 2013, the Bank was not otherwise restricted in its ability to pay dividends to the holding company. The Company's ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based businesses, and upon the Company's compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 16 to the consolidated financial statements). The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank. At December 31, 2013, the holding company had a liquidity position that exceeds the policy limit and we believe the Company has the ability to continue paying dividends.

        Net income from discontinued operations for the year ending December 31, 2013 was $0.2 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company's consolidated statements of cash flows. Discontinued operations are expected to have no impact on the Company's ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

        At December 31, 2013, shareholders' equity totaled $281.1 million, an increase of $24.0 million increase from December 31, 2012, driven primarily by net income of $27.6 million. Common surplus increased an additional $4.2 million in relation to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises as well as an increase of $3.2 million in AOCI associated with changes in the fair value of derivatives. Shareholder equity increases were offset by declines in AOCI associated with the Company's AFS securities portfolio of $5.3 million and by common and preferred dividends of $4.8 million and $0.9 million, respectively.

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

        We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2013, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.3% and Total Capital ratio of 13.5%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company's Tier 1 Capital ratio at December 31, 2013, was 14.5%, and its Total Capital ratio was 15.7%. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company's growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

        In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions. The U.S. banking regulatory agencies have implemented the reforms which are designed to endure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses. Basel III contained a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets. The Company has $70.0 million of TPS included in regulatory capital at December 31, 2013 that will be grandfathered under Basel III. The rules for non-advanced approaches banks and financial institutions like the Company will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

          The Company's consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section. The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships. See the following section of this report and Note 15 to the consolidated financial statements for additional discussion on these commitments.

Contractual Obligations and Commitments

        Summarized below are the Company's contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2013:

(in thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Repurchase agreements(1)	$138,494	$—	$—	$—	$138,494
Operating lease obligations	5,426	9,483	5,834	4,166	24,909
Long-term debt obligations(2)	4,065	5,932	5,681	79,903	95,581
Preferred stock, Series C dividend(3)	574	58,513	—	—	59,087
Supplemental executive retirement plan	2,399	—	—	—	2,399

Total contractual obligations	$150,958	$73,928	$11,515	$84,069	$320,470

(1)
Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)
Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years. Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the consolidated financial statements) and is reported in the "due within" categories during which the interest expense is expected to be incurred. Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table. The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.61% and ranges from 1.70% to 3.19%.

(3)
Preferred Stock, Series C issued to the Secretary of the Treasury in September 2011 includes dividends payable at 1%, the rate in effect at December 31, 2013. The preferred shares are shown in the table as being due in the "After one but within three years" category which assumes the $57.4 million in Series C Preferred Stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective after December 2015.

        The contractual amount of the Company's financial instruments with off-balance sheet risk, expiring by period at December 31, 2013, is presented below:

(in thousands)	Within one year	After one but within three years	After three but within five years	After five years	Total
Unfunded loan commitments	$471,532	$158,870	$50,092	$25,631	$706,125
Standby letters of credit	36,631	6,100	—	1,350	44,081
Commercial letters of credit	2,041	8	—	—	2,049
Unfunded commitments for unconsolidated investments	6,607	—	—	—	6,607
Company guarantees	1,201	—	—	555	1,756

Total commitments	$518,012	$164,978	$50,092	$27,536	$760,618

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

        To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

        Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary.

        Approximately $57.7 million of total commitments at December 31, 2013, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

        The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2013, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

        The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2013, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period. Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at December 31, 2013, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change. The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2013, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	- 200	- 100	0	+ 100	+ 200
Impact on:
Net interest income	n/a	(1.3)%	0.0%	1.6%	4.0%
Market value of equity	n/a	(25.9)%	0.0%	16.4%	27.0%

        Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2013, our cumulative interest rate gap was a positive 40.3%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

        The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2013. All amounts in the table are based on contractual repricing schedules. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 17 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2013
(in thousands)	Less than three months	Three months to less than one year	One to five years	Over five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$22,669	$—	$—	$—	$22,669
Fixed rate loans, gross	59,278	58,631	466,589	213,460	797,958
Floating rate loans, gross	683,130	36,372	468,680	98,219	1,286,401
Investment securities held to maturity and available for sale	27,583	75,935	196,881	248,000	548,399

Total interest-earning assets	$792,660	$170,938	$1,132,150	$559,679	$2,655,427

Interest-bearing liabilities:
Interest-bearing demand	$12,844	$38,531	$59,311	$376,351	$487,037
Money market	12,069	36,203	365,736	158,167	572,175
Savings	283	849	1,945	9,726	12,803
Time deposits under $100	11,432	15,696	3,844	—	30,972
Time deposits $100 and over	87,848	102,855	23,642	—	214,345
Securities sold under agreements to repurchase	138,494	—	—	—	138,494
Junior subordinated debentures	—	—	—	72,166	72,166

Total interest-bearing liabilities	$262,970	$194,134	$454,478	$616,410	$1,527,992

Interest rate gap	$529,690	$(23,196)	$677,672	$(56,731)	$1,127,435

Cumulative interest rate gap	$529,690	$506,494	$1,184,166	$1,127,435

Cumulative interest rate gap to total assets	18.91%	18.08%	42.28%	40.26%

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

        The following table presents, at December 31, 2013, loans by maturity in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2013
(in thousands)	Less than one year	One to five years	Over five years	Total
Commercial	$429,796	$288,834	$105,823	$824,453
Real estate—mortgage	269,334	534,249	97,281	900,864
Land acquisition & development	29,988	9,927	5,555	45,470
Real estate—construction	62,474	16,532	3,476	82,482
Consumer	43,712	62,472	74,872	181,056
Other	2,107	23,255	24,672	50,034

Total loans	$837,411	$935,269	$311,679	$2,084,359

        Of the $1.25 billion of loans with maturities of one year or more, approximately $680.0 million were fixed-rate loans and $566.9 million were variable-rate loans at December 31, 2013.

        To augment our asset and liability management strategy, we may use interest-rate swaps on our loan portfolio with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

        Under the interest-rate swap agreements, we receive a fixed-rate and pay a variable-rate based on LIBOR. The swaps qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), and are designated as hedges of the variability of cash flows we received from certain of our LIBOR-based loans. In accordance with ASC 815, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated balance sheets. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in AOCI, net of tax effects, and reclassified to interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of noninterest income.

        Information on outstanding interest rate swaps at December 31, 2013 is as follows:

Swap Effective Date	Maturity Date	Fixed Rate	Notional	Fair Market Value
(in thousands)
Swap—September 5, 2013	September 1, 2017	1.44%	$15,000	$184
Swap—November 8, 2013	November 1, 2019	1.44%	15,000	(135)
Swap—December 18, 2013	January 1, 2019	1.53%	15,000	(123)

Total			$45,000	$(74)

        In February 2009, the Company initiated a series of interest-rate swap transactions designated as cash flow hedges. The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company's exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt. The swap agreements have a total notional value of $70.0 million, fix the interest rates between 5.0% and 6.0% and will mature over varying lengths of time from five and 14 years. These interest-rate swaps were effective for cash settlements beginning in February 2010.

        The Company has initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815. The objective of these transactions is to exchange interest payments received on fixed-rate loans for variable-rate payments. At December 31, 2013, the notional value of these swaps was $28.3 million.

        During the years ended December 31, 2013, 2012 and 2011, net interest income decreased $2.6 million, $2.1 million and $1.7 million, respectively, from settlement of the interest-rate swaps.

Item 8.    Financial Statements and Supplementary Data

        Reference is made to our consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and the Company's CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Control over Financial Reporting.    During the fourth quarter of 2013 no change in the Company's internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2014 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2014 Proxy Statement and is hereby incorporated by reference.

        The Company has adopted a Code of Conduct and Ethics ("Code of Conduct") that applies to the Company's officers, directors and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller (collectively "Company Associates"), or persons performing similar functions. The Company has posted the Code of Conduct and will post any changes in or waivers of the Code of Conduct applicable to any Company Associate on its website at www.cobizfinancial.com.

Item 11.    Executive Compensation

        Information concerning the compensation of Company executives called for by this item will be included in the Company's 2014 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's 2014 Proxy Statement and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans will be included in our 2014 Proxy Statement and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company's 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this Item will be included in the Company's 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	The following documents are filed as part of this Annual Report on Form 10-K:
Management's Report on Internal Control Over Financial Reporting;
Reports of Independent Registered Public Accounting Firms;
Consolidated Balance Sheets at December 31, 2013 and 2012;
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011;
Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2013, 2012 and 2011.
(2)	All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)	Exhibits and Index of Exhibits:
	(1)	2	Amended and Restated Agreement and Plan of Merger dated November 28, 2000.
	(2)	3.1	Amended and Restated Articles of Incorporation of the Registrant.
	(3)	3.2	Amendment to Articles of Incorporation.
	(8)	3.3	Amendment to Articles of Incorporation.
	(4)	3.4	Amendment to Articles of Incorporation.
	(13)	3.5	Amended and Restated Bylaws of the Registrant.
	(17)	3.6	Amendment to Articles of Incorporation.
	(22)	3.7	Amendment to Articles of Incorporation.
	(23)	3.8	Amendment to Articles of Incorporation.
	(23)	4.1	Form of Certificate for 57,366 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued to the United States Department of the Treasury, dated September 8, 2011.
	(25)	4.2
			Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 23, 2011 to CSS LLC.
	(2)	10.1	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.
	(2)	10.2	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.
	(5)	10.3	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.
	(6)	10.4	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.
	(7)	10.5	CoBiz Financial Inc. Employee Stock Purchase Plan.
	(8)	10.6	2002 Equity Incentive Plan.
	(9)	10.7	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.
	(10)	10.8	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.
	(11)	10.9	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.
	(4)	10.10	2005 Equity Incentive Plan.

(14)	10.11	Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Jerry W. Chapman, Richard J. Dalton, Morgan Gust, Thomas M. Longust, Jonathan C. Lorenz, Evan Makovsky, Harold F. Mosanko, Robert B. Ostertag, Howard R. Ross, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.
(12)	10.12	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.
(15)	10.13	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.
(16)	10.14	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.
(20)	10.15	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.
(18)	10.16
		Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.
(19)	10.17	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.
(21)	10.18	Amended and Restated 2005 Equity Incentive Plan.
(23)	10.19
		Securities Purchase Agreement, dated September 8, 2011, by and between CoBiz Financial Inc. and the Secretary of the United States Department of the Treasury (Small Business Lending Fund Preferred Stock issuance/Series C Preferred Stock).
(24)	10.20	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.
(25)	10.21	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.
(26)	10.22	Incentive Compensation Plan for named executive officers.
	10.23	Form of employment agreement, dated February 13, 2014, between CoBiz Financial Inc., and Chris Huss and Sue Hermann.
	14	Code of Conduct and Ethics.
(27)	16	Change in Certifying Accountant.
	21	List of subsidiaries.
	23.1	Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP)
	23.2	Consent of Independent Registered Public Accounting firm (Deloitte & Touche LLP)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)
Incorporated herein by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-51866).

(2)
Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-50037).

(3)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on March 23, 2001.

(4)
Incorporated herein by reference from the Registrant's Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005.

(5)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(6)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(7)
Incorporated herein by reference from the Registrant's Proxy Statement filed in connection with its 2009 annual meeting of shareholders, as filed on April 7, 2009.

(8)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(9)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(10)
Incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(11)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on November 24, 2004.

(12)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(13)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on December 18, 2006.

(14)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on December 20, 2006.

(15)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on March 20, 2006.

(16)
Incorporated herein by reference from the Registrant's Annual Report on Form 10-K, as filed on March 15, 2007.

(17)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007.

(18)
Incorporated herein by reference from the Registrant's Annual Report on Form 10-K, as filed on March 17, 2008.

(19)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed April 4, 2008.

(20)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed on January 20, 2009.

(21)
Incorporated herein by reference from the Registrant's Proxy Statement filed in connection with its 2008 annual meeting of shareholders, as filed on April 15, 2008.

(22)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed December 23, 2008.

(23)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed September 9, 2011.

(24)
Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed on July 29, 2011.

(25)
Incorporated herein by reference from the Registrant's Annual Report on Form 10-K as filed March 8, 2012.

(26)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed June 12, 2012.

(27)
Incorporated herein by reference from the Registrant's Current Report on Form 8-K, as filed June 6, 2012.

(b)
Exhibits—See exhibit index included in Item 15(a)(3) of this Annual Report on Form 10-K.

(c)
Financial Statement Schedules—See Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2014	CoBiz Financial Inc.
	By:	/s/ STEVEN BANGERT Steven Bangert Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ STEVEN BANGERT Steven Bangert	Chairman of the Board and Chief Executive Officer	February 14, 2014
/s/ LYNE B. ANDRICH Lyne B. Andrich	Executive Vice President and Chief Financial Officer	February 14, 2014
/s/ TROY R. DUMLAO Troy R. Dumlao	Chief Accounting Officer	February 14, 2014
/s/ MICHAEL B. BURGAMY Michael B. Burgamy	Director	February 14, 2014
/s/ MORGAN GUST Morgan Gust	Director	February 14, 2014
/s/ EVAN MAKOVSKY Evan Makovsky	Director	February 14, 2014
/s/ DOUGLAS POLSON Douglas Polson	Director	February 14, 2014

Signature:	Title:	Date:

/s/ MARY RHINEHART Mary Rhinehart	Director	February 14, 2014
/s/ NOEL N. ROTHMAN Noel N. Rothman	Director	February 14, 2014
/s/ BRUCE SCHROFFEL Bruce Schroffel	Director	February 14, 2014
/s/ TIMOTHY J. TRAVIS Timothy J. Travis	Director	February 14, 2014
/s/ MARY BETH VITALE Mary Beth Vitale	Director	February 14, 2014
/s/ MARY M. WHITE Mary M. White	Director	February 14, 2014

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control over Financial Reporting

        Management of CoBiz Financial Inc., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013, is effective.

        Crowe Horwath LLP, the independent registered public accounting firm that audited the 2013 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting at December 31, 2013, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CoBiz Financial Inc.
Denver, Colorado

        We have audited CoBiz Financial Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income , equity, and cash flows as of and for the years ended December 31, 2013 and 2012, of CoBiz Financial Inc. and subsidiaries and our report dated February 14, 2014, expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CoBiz Financial Inc.
Denver, Colorado

        We have audited the accompanying balance sheets of CoBiz Financial Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We also audited the adjustments related to the discontinued operations described in Note 2 that were applied to the 2011 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CoBiz Financial Inc.
Denver, Colorado

        We have audited, before the effects of the retrospective adjustments for discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated statements of income, comprehensive income (loss), equity, and cash flows of CoBiz Financial Inc. and Subsidiaries (the "Company") for the year ended December 31, 2011 (the 2011 consolidated financial statements, before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such 2011 consolidated financial statements, before the effects of the retrospective adjustments for discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the results of operations and the cash flows of CoBiz Financial Inc. and Subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 15, 2013

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2013 AND 2012

(in thousands, except share and per share amounts)	2013	2012
Assets
Cash and due from banks	$53,359	$43,276
Interest-bearing deposits and federal funds sold	22,669	22,617

Total cash and cash equivalents	76,028	65,893
Investment securities available for sale (cost of $526,908 and $541,322, respectively)	535,133	558,169
Investment securities held to maturity (fair value of $12,715 and $5,466, respectively)	13,266	5,459
Other investments	8,397	8,037

Total investments	556,796	571,665
Loans—net of allowance for loan losses of $37,050 and $46,866, respectively	2,047,309	1,879,566
Intangible assets—net of amortization of $5,600 and $4,937, respectively	2,798	3,573
Bank-owned life insurance	43,768	42,473
Premises and equipment—net of depreciation of $35,705 and $33,337, respectively	6,034	7,091
Accrued interest receivable	8,770	8,354
Deferred income taxes, net	26,506	31,561
Other real estate owned—net of valuation allowance of $8,674 and $8,055, respectively	5,097	10,577
Other	27,585	32,888

TOTAL ASSETS	$2,800,691	$2,653,641

Liabilities
Deposits
Noninterest-bearing demand	$961,705	$859,395
Interest-bearing demand and NOW	487,037	361,965
Money market	572,175	622,718
Savings	12,803	24,813
Certificates of deposit	245,317	260,369

Total deposits	2,279,037	2,129,260
Securities sold under agreements to repurchase	138,494	127,887
Accrued interest and other liabilities	29,909	46,293
Junior subordinated debentures	72,166	72,166
Subordinated notes payable	—	20,984

TOTAL LIABILITIES	2,519,606	2,396,590
Commitments and contingencies—see note 15
Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 50,000,000 shares authorized; 40,368,008 and 39,789,759 issued and outstanding, respectively	397	391
Additional paid-in capital	240,660	236,384
Accumulated earnings	37,297	15,437
Accumulated other comprehensive income (AOCI), net of income tax of $1,673 and $2,966, respectively	2,730	4,838

TOTAL SHAREHOLDERS' EQUITY	281,085	257,051

TOTAL LIABILITIES AND EQUITY	$2,800,691	$2,653,641

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except per share amounts)	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$89,071	$86,505	$88,451
Interest and dividends on investment securities:
Taxable securities	16,607	19,209	22,426
Nontaxable securities	38	15	13
Dividends on securities	294	286	244
Interest on federal funds sold and other	117	113	130

Total interest income	106,127	106,128	111,264
INTEREST EXPENSE:
Interest on deposits	4,616	6,161	8,021
Interest on short-term borrowings and securities sold under agreements to repurchase	450	548	824
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $2,185, $2,061 and $2,164, respectively)	5,360	6,041	6,018

Total interest expense	10,426	12,750	14,863
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	95,701	93,378	96,401
Provision for loan losses	(8,804)	(4,733)	4,002

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	104,505	98,111	92,399

NONINTEREST INCOME:
Service charges	5,315	4,903	4,955
Investment advisory income	5,077	4,203	4,292
Insurance income	11,199	9,680	9,272
Investment banking income	2,302	3,833	7,237
Other income	7,019	7,940	5,067

Total noninterest income	30,912	30,559	30,823

NONINTEREST EXPENSE:
Salaries and employee benefits	64,540	59,935	60,363
Occupancy expenses, premises and equipment	13,262	13,471	13,219
Amortization of intangibles	662	724	531
FDIC and other assessments	1,690	1,782	3,566
Other real estate owned and loan workout costs	715	2,326	3,153
Net other than temporary impairment losses on securities recognized in earnings	—	297	771
Net loss on securities, other assets and other real estate owned (includes security reclassifications from AOCI of $(439), $(782) and $261, respectively)	683	65	3,145
Other	13,076	12,566	11,073

Total noninterest expense	94,628	91,166	95,821

INCOME BEFORE INCOME TAXES	40,789	37,504	27,401
Provision (benefit) for income taxes (includes provision from AOCI reclassifications of $(629), $(486) and $(734), respectively)	13,351	13,258	(5,808)

NET INCOME FROM CONTINUING OPERATIONS	27,438	24,246	33,209
DISCONTINUED OPERATIONS
Income from discontinued operations	259	495	407
Provision for income taxes	86	171	154

Net income from discontinued operations	173	324	253

NET INCOME	$27,611	$24,570	$33,462

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,667	$21,755	$28,315

EARNINGS PER COMMON SHARE:
Basic—from continuing operations	$0.66	$0.54	$0.75
Diluted—from continuing operations	$0.66	$0.54	$0.75
Basic—from discontinued operations	$0.00	$0.01	$0.01
Diluted—from discontinued operations	$0.00	$0.01	$0.01
Basic	$0.66	$0.55	$0.76
Diluted	$0.66	$0.55	$0.76

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)	2013	2012	2011
Net income	$27,611	$24,570	$33,462
Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	(8,183)	6,333	(2,133)
Reclassification of (gain) loss to operations	(439)	(782)	261
Change in OTTI-related component of unrealized gain	—	1,039	709
Unrealized gain (loss) on derivatives	3,126	(2,597)	(8,968)
Reclassification of loss to operations	2,095	2,061	1,668

Total other comprehensive income items	(3,401)	6,054	(8,463)
Income tax provision:
Unrealized gain (loss) on available for sale securities	(3,110)	2,406	(811)
Reclassification to operations	(167)	(297)	100
Change in OTTI-related component of unrealized gain	—	395	269
Unrealized gain (loss) on derivatives	1,188	(987)	(3,408)
Reclassification to operations	796	783	634

Total income tax provision	(1,293)	2,300	(3,216)

Other comprehensive income (loss), net of tax	(2,108)	3,754	(5,247)

Comprehensive income	$25,503	$28,324	$28,215

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		CoBiz Financial Inc. Shareholders
		Preferred Stock		Common Stock
(in thousands, except share and per share amounts)	Total	Shares Issued (Redeemed)	Amount	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)	Noncontrolling Interest
BALANCE—January 1, 2011	$201,938	64,450	$1	36,876,658	$366	$225,454	$(30,414)	$6,331	$200
Series B Preferred stock redemption	(64,450)	(64,450)	(1)	—	—	(64,449)	—	—	—
Series C Preferred stock, net of issuance costs	57,337	57,366	1	—	—	57,336	—	—	—
Options exercised	14	—	—	2,750	1	13	—	—	—
Employee stock purchase plan	454	—	—	86,429	1	453	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	123,916	—	—	—	—	—
Stock-based compensation expense	1,494	—	—	—	—	1,494	—	—	—
Tax deficit from stock-based compensation	(137)	—	—	—	—	(137)	—	—	—
Dividends paid-common ($0.04 per share)	(1,472)	—	—	—	—	—	(1,472)	—	—
Dividends paid/accumulated-preferred stock (5% on $1,000 liquidation value)	(3,111)	—	—	—	—	2,036	(5,147)	—	—
Other comprehensive loss, net of income taxes of $3,216	(5,247)	—	—	—	—	—	—	(5,247)	—
Net income	33,462	—	—	—	—	—	33,462	—	—
Net distribution to noncontrolling interest	(200)	—	—	—	—	—	—	—	(200)

BALANCE—December 31, 2011	220,082	57,366	1	37,089,753	368	222,200	(3,571)	1,084	—
Options exercised	343	—	—	57,434	1	342	—	—	—
Employee stock purchase plan	409	—	—	65,900	1	408	—	—	—
Proceeds from issuance of common stock, net of costs	11,830	—	—	2,100,000	21	11,809	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	476,672	—	—	—	—	—
Stock-based compensation expense	1,965	—	—	—	—	1,965	—	—	—
Tax deficit from stock-based compensation	(340)	—	—	—	—	(340)	—	—	—
Dividends paid-common ($0.07 per share)	(2,747)	—	—	—	—	—	(2,747)	—	—
Dividends paid/accumulated-preferred stock (4.9% on $1,000 liquidation value)	(2,815)	—	—	—	—	—	(2,815)	—	—
Other comprehensive income, net of income taxes of $(2,300)	3,754	—	—	—	—	—	—	3,754	—
Net income	24,570	—	—	—	—	—	24,570	—	—

BALANCE—December 31, 2012	257,051	57,366	1	39,789,759	391	236,384	15,437	4,838	—
Options exercised	1,560	—	—	240,683	2	1,558	—	—	—
Employee stock purchase plan	400	—	—	47,296	1	399	—	—	—
Proceeds from issuance of common stock, net of costs	—	—	—	—	—	—	—	—	—
Shares withheld in net settlement of restricted stock	(297)	—	—	(35,256)	3	(300)	—	—	—
Restricted stock awards, net of forfeitures	—	—	—	325,526	—	—	—	—	—
Stock-based compensation expense	2,742	—	—	—	—	2,742	—	—	—
Tax deficit from stock-based compensation	(123)	—	—	—	—	(123)	—	—	—
Dividends paid-common ($0.12 per share)	(4,807)	—	—	—	—	—	(4,807)	—	—
Dividends paid/accumulated-preferred stock (1.6% on $1,000 liquidation value)	(944)	—	—	—	—	—	(944)	—	—
Other comprehensive loss, net of income taxes of $1,293	(2,108)	—	—	—	—	—	—	(2,108)	—
Net income	27,611	—	—	—	—	—	27,611	—	—

BALANCE—December 31, 2013	$281,085	57,366	$1	40,368,008	$397	$240,660	$37,297	$2,730	$—

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,611	$24,570	$33,462
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	3,352	3,649	2,602
Depreciation and amortization	3,670	4,004	3,748
Amortization of net loan fees	(1,114)	(1,001)	(464)
Provision for loan and credit losses	(8,804)	(4,768)	3,976
Stock-based compensation	2,742	1,965	1,494
Federal Home Loan Bank stock dividend	(60)	(59)	(19)
Deferred income taxes	4,782	752	(12,507)
Increase in cash surrender value of bank-owned life insurance	(1,295)	(1,286)	(1,237)
Supplemental executive retirement plan	—	181	890
Loss on securities, other assets and other real estate owned	683	362	3,916
Other operating activities, net	(2,080)	(2,724)	(378)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	1,365	1,465	3,226
Accrued interest and other liabilities	(5,634)	998	1,915
Accrued interest receivable	(416)	(81)	(192)
Other assets	1,949	3,485	(937)

Net cash provided by operating activities	26,751	31,512	39,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(2,992)	(3,319)	(3,323)
Proceeds from other investments	4,100	7,470	2,987
Purchases of investment securities available for sale	(139,628)	(188,110)	(222,503)
Purchases of investment securities held to maturity	(7,765)	(5,254)	—
Proceeds from sale of investment securities available for sale	—	9,598	8,916
Maturities of investment securities available for sale	146,540	246,849	212,089
Maturities of investment securities held to maturity	30	28	30
Restricted cash	4,540	(5)	11,337
Acquisition of client relationships	—	(766)	—
Purchase of bank-owned life insurance	—	(1,420)	(2,486)
Proceeds from sale of loans, OREO and repossessed assets	11,266	12,838	16,043
Loan originations and repayments, net	(165,813)	(298,512)	(19,712)
Purchase of premises and equipment	(1,956)	(1,973)	(2,600)
Other investing activities, net	24	39	10

Net cash provided by (used in) investing activities	(151,654)	(222,537)	788
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market and savings accounts	164,829	255,488	153,360
Net decrease in certificates of deposits	(15,052)	(44,634)	(124,322)
Net increase (decrease) in short-term borrowings	—	(20,000)	5,988
Net increase (decrease) in securities sold under agreements to repurchase	10,607	(61)	(29,742)
Redemption of subordinated notes payable	(20,984)	—	—
Proceeds from issuance of common stock, net	1,960	12,582	468
Taxes paid in net settlement of restricted stock	(297)	—	—
Proceeds from issuance of preferred stock, net	—	—	57,337
Redemption of preferred stock	—	—	(64,450)
Dividends paid on common stock	(4,820)	(2,747)	(1,472)
Dividends paid on preferred stock	(1,465)	(2,868)	(2,394)
Other financing activities, net	260	(52)	(12)

Net cash provided by (used in) financing activities	135,038	197,708	(5,239)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,135	6,683	35,044
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,893	59,210	24,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,028	$65,893	$59,210

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. Nature of Operations and Significant Accounting Policies

        The accounting and reporting practices of CoBiz Financial Inc. (Parent) and its wholly owned subsidiaries: CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; CoBiz Insurance—Employee Benefits, Inc. (CEB, formerly Financial Designs Ltd. (FDL)); and CoBiz IM, Inc. (CoBiz IM), collectively referred to as the "Company" or "CoBiz," conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominantly of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

        Organization—The Bank is a commercial banking institution with ten locations in the Denver metropolitan area; one in Boulder; one near Vail; and six in the Phoenix metropolitan area. As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals. CEB provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB). CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM). During the fourth quarter of 2012, the Company exited two business lines: trust services and FDL's wealth transfer business. In conjunction with the discontinuation of FDL's wealth transfer business, FDL was renamed CoBiz Insurance—Employee Benefits Inc. See Note 2—Discontinued Operations for additional information.

        Use of Estimates—In preparing its financial statements, the company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; valuation of other real estate owned; fair value of financial instruments; recoverability of deferred taxes; and share-based compensation.

        Reclassifications—Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform to current year presentation including the effects of discontinued operations. See Note 2—Discontinued Operations. NOW accounts previously reported with money market accounts are now included with interest-bearing demand accounts on the Consolidated Balance Sheets.

        The following is a summary of certain of the Company's significant accounting and reporting policies.

        Basis of Presentation—The consolidated financial statements include entities in which the Parent has a controlling financial interest. These entities include; the Bank; CEB; CoBiz Insurance Inc.; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

        The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity. The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity's activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE. The Company was not the primary beneficiary of a VIE at December 31, 2013 or December 31, 2012.

        Cash and Cash Equivalents—The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements. At December 31, 2013 and 2012, the Company had no regulatory reserve balance requirement. The following table shows supplemental disclosures of certain cash and noncash items:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Cash paid during the period for:
Interest	$10,409	$12,823	$15,262
Income taxes	11,197	4,975	7,238
Other noncash activities:
Trade date accounting for investment securities	—	—	738
Loans transferred to held for sale	8,044	6,201	4,278
Loans transferred to OREO and repossessed assets	449	421	8,647
Financed sales of OREO and loans held for sale	2,000	249	660
Deferred gain on sale of wealth transfer business	—	285	—

        Restricted Cash—Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit. At December 31, 2013 and 2012, the Company had restricted cash of $0.0 and $4.5 million recorded in "Other" assets in the accompanying consolidated balance sheets.

        Investments—The Company classifies its investment securities as held to maturity, available for sale or trading, according to management's intent. At December 31, 2013 and 2012, the Company had no trading securities.

        Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.

        Investment securities held to maturity consist of MBS, bonds, notes, debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

        Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income. Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific identification method.

        Other-than-temporary-impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security's amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income. See Note 3—Investments.

        Bank Stocks—Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method. See Note 3—Investments.

        Loans Held for Investment—Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period's accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms. The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

        Loans Held for Sale—Loans held for sale include loans the Company has demonstrated the ability and intent to sell. Loans held for sale are primarily nonperforming loans. Loans held for sale are carried at the lower of cost or fair value and are evaluated on a loan-by-loan basis.

        Impaired Loans—Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays of less than 90 days and monthly payment shortfalls of less than

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

10% of the contractual payment on a consumer loan generally are not classified as impaired if the Company ultimately expects to recover its full investment. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-10-35, Receivables—Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).

        Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including but not limited to reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. Troubled debt restructurings are evaluated in accordance with ASC Topic 310-10-40, Troubled Debt Restructurings by Creditors. Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured. Loans that have been modified in a formal restructuring are typically returned to accrual status when there has been a sustained period of performance (generally six months) under the modified terms, the borrower has shown the ability and willingness to repay and the Company expects to collect all amounts due under the modified terms.

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

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

        Allowance for Credit Losses—The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management's recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded under the caption "Accrued interest and other liabilities". Although the allowances are presented separately

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded. See Note 4—Loans.

        Intangible Assets—Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 10 to 15 years. See Note 6—Intangible Assets.

        Bank-Owned Life Insurance (BOLI)—The Bank invested in BOLI policies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the amount that could be realized are recorded in the consolidated statements of income under the caption "Other Income".

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of generally three to five years. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets. See Note 5—Premises and Equipment.

        Other Assets—Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method. The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities. In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments. There were no significant transactions between the Company and the Funds for the years ended December 31, 2013, 2012, and 2011. The Company recognized income from the Funds of $0.9 million, $2.2 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, which is included in "Other Income" in the consolidated statements of income.

        Repossessed Assets—Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession. Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Repossessed assets are reported in the consolidated balance sheets under the caption "Other Assets." There were no repossessed assets at December 31, 2013 and 2012.

        Other Real Estate Owned (OREO)—OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt. Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell. Subsequent declines in value are charged to operations. Valuation adjustments charged to operations on OREO for the years ended December 31, 2013, 2012, and 2011 totaled $0.7 million, $1.4 million, and $2.8 million, respectively.

        Securities Sold Under Agreements to Repurchase—The Company sells certain securities under agreements to repurchase with its customers. The agreements transacted with its customers are utilized as an overnight investment product. These agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

reflected as a Company asset in accordance with ASC Topic 860, Transfers and Servicing. See Note 8—Borrowed Funds.

        Derivative Instruments—Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Consolidated Statements of Cash Flows with the hedged items. The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans. These instruments are accounted for as fair value hedges in accordance with ASC 815. The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement. The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions. FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments. See Note 10—Derivatives.

        Self Insurance Reserves—The Company self-insures a portion of its employee medical costs. The Company maintains a liability for incurred-but-not-reported claims based on assumptions as to eligible employees, historical claims experience and lags in claims reporting.

        Investment Advisory Income—Fees earned from providing investment advisory services are based on the market value of assets under management and are collected either at the beginning or end of each quarter. Fees received at the beginning of the quarter are deferred and recognized ratably over the period as services are performed.

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

        Investment Banking Income—Investment banking income includes nonrefundable retainer fees recognized over the expected term of the engagement and success fees recognized when the transaction is completed and collectability of fees is reasonably assured.

        Income From Discontinued Operations, Net of Income Taxes—Income from discontinued operations net of income taxes for the years ended December 31, 2013, 2012 and 2011 includes the results of FDL's wealth transfer business and trust, which is discussed in Note 2—Discontinued Operations.

        Income Taxes—A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in prior carryback years, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 11—Income Taxes.

        Stock-Based Compensation—Pursuant to ASC Topic 718, Compensation—Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period. See Note 14—Employee Benefit and Stock Compensation Plans.

        Earnings Per Common Share—Basic and diluted earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260). The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period. See Note 13—Earnings Per Common Share.

        Segment Information—The Company has disclosed separately the results of operations relating to its segments in Note 18—Segments.

        Fair Value Measurements—The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 17—Fair Value Measurements.

        Recent Accounting Pronouncements—Effective January 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) and ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) . The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 clarifies the scope of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are required to be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of ASU Nos. 2011-11 and 2013-01 did not have a material impact on the consolidated financial statements.

        Effective January 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

1. Nature of Operations and Significant Accounting Policies (Continued)

AOCI in its entirety, by component, on the face of the statement of income where net income is presented or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements.

        Effective July 2013, the Company adopted ASU No. 2013-10, Derivative and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting purposes (ASU 2013-10). ASU 2013-10 amends existing guidance to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purpose. Prior to the update, only the U.S. Treasury and LIBOR rates were permitted. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of ASU 2013-10 did not have a material impact on the consolidated financial statements.

2. Discontinued Operations

        During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business. Both of these divisions were within the Wealth Management segment.

        On December 31, 2012, the Company completed the sale of certain assets and liabilities, including all rights to the customer lists, of FDL's wealth transfer business. The net carrying value of the assets and liabilities of the disposal group was $0.2 million. Pursuant to the sale agreement, the Company will receive contingent consideration based on a percentage of revenues generated by the acquiring company. The contingent consideration will be paid annually between the years 2013-2017. The maximum amount the Company will receive is approximately $0.6 million. In conjunction with the sale, the Company deferred a gain of $0.3 million, which will be recognized when the contingency is resolved.

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

        The operating results associated with the trust and wealth transfer divisions have been retrospectively presented as discontinued operations beginning January 1, 2011. The table below presents the results of trust and wealth transfer for the years ended December 31, 2013, 2012, and 2011.

	For the year ended December 31,
(in thousands)	2013	2012	2011
Noninterest income	$333	$6,448	$5,133
Noninterest expense	74	5,953	4,726

Income before income taxes	259	495	407
Provision for income taxes	86	171	154

Net income from discontinued operations	$173	$324	$253

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

3. Investments

        The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2013				December 31, 2012
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale securities (AFS):
Mortgage-backed securities	$326,555	$7,467	$811	$333,211	$347,830	$11,372	$—	$359,202
U.S. government agencies	—	—	—	—	2,994	26	—	3,020
Trust preferred securities	82,768	1,250	1,694	82,324	87,953	2,298	266	89,985
Corporate debt securities	108,862	3,088	968	110,982	101,617	3,636	231	105,022
Municipal securities	8,723	8	115	8,616	928	12	—	940

Total AFS	$526,908	$11,813	$3,588	$535,133	$541,322	$17,344	$497	$558,169

Held to maturity securities (HTM):
Mortgage-backed securities	$175	$6	$—	$181	$204	$7	$—	$211
Trust preferred securities	13,091	—	557	12,534	5,255	—	—	5,255

Total HTM	$13,266	$6	$557	$12,715	$5,459	$7	$—	$5,466

        Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Proceeds	$—	$9,598	$8,916
Gains	552	1,651	698
Losses	(113)	(572)	(188)

        The amortized cost and estimated fair value of investments in debt securities at December 31, 2013, by contractual maturity are shown below. Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
(in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$7,798	$7,936	$—	$—
Due after one year through five years	80,073	82,765	—	—
Due after five years through ten years	27,786	27,004	—	—
Due after ten years	84,696	84,217	13,091	12,534
Mortgage-backed securities	326,555	333,211	175	181

	$526,908	$535,133	$13,266	$12,715

        Investment securities with a fair value of $138.8 million and $141.1 million were pledged to secure public deposits of $106.4 million and $106.9 million at December 31, 2013 and 2012, respectively.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

3. Investments (Continued)

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

        For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized. OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security's amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income.

        There were 44 and 19 securities in the tables below at December 31, 2013 and 2012, respectively, in an unrealized loss position.

	December 31, 2013
	Less than 12 months		12 months or greater		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
AFS
Mortgage-backed securities	$52,509	$811	$—	$—	$52,509	$811
Trust preferred securities	49,934	1,599	1,903	95	51,837	1,694
Corporate debt securities	20,609	938	4,970	30	25,579	968
Municipal securities	7,787	115	—	—	7,787	115

Total AFS	$130,839	$3,463	$6,873	$125	$137,712	$3,588

HTM
Trust preferred securities	$12,534	$557	$—	$—	$12,534	$557

Total HTM	$12,534	$557	$—	$—	$12,534	$557

	December 31, 2012
	Less than 12 months		12 months or greater		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
AFS
Trust preferred securities	$21,167	$253	$371	$13	$21,538	$266
Corporate debt securities	3,243	28	4,797	203	8,040	231

Total AFS	$24,410	$281	$5,168	$216	$29,578	$497

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

3. Investments (Continued)

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

        The following table presents a rollforward of the credit loss component of OTTI on debt securities recognized in earnings during the years ended December 31, 2012 and 2011. There was no OTTI recognized in 2013.

	Credit Loss
(in thousands)	2012	2011
Beginning balance	$2,553	$1,782
Additions:
Additional credit impairment	297	771
Reductions:
Securities sold	(2,850)	—

Ending balance	$—	$2,553

        During the fourth quarter of 2012 the Company sold its private-label MBS (PLMBS), which represented the remaining balance in the OTTI rollforward.

        Other investments at December 31, 2013 and 2012, consist of the following:

	December 31,
(in thousands)	2013	2012
Bank stocks—at cost	$6,225	$5,865
Investment in statutory trusts—equity method	2,172	2,172

	$8,397	$8,037

        Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System). The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB. FHLB stock holdings are largely dependent upon the Company's liquidity position. To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively. The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2013, did not consider the investment to be other-than-temporarily impaired.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans

        The following disclosure reports the Company's loan portfolio segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company's loan portfolio segments are:

  •
  Commercial loans—Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries. The Bank's areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, construction and business services companies. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk arises primarily due to a difference between expected and actual cash flows of the borrowers. However, the recoverability of the Company's investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of the Company's investment is dependent upon the borrowers' ability to collect amounts due from its customers.

  •
  Real estate—mortgage loans—Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of real estate mortgage loans include the borrower's inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

  •
  Land acquisition and development loans—The Company has a portfolio of loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase. The primary risks include the borrower's inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

  •
  Real estate—construction loans—The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company's ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers' ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

  •
  Consumer loans—The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

    loans. Repayment of these loans is dependent on the borrowers' ability to pay and the fair value of the underlying collateral.

  •
  Other loans—Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction loans or consumer.

        The loan portfolio segments at December 31, 2013 and 2012 were as follows:

	December 31,
(in thousands)	2013	2012
Commercial	$825,530	$730,213
Real estate—mortgage	901,721	881,155
Land acquisition & development	45,497	53,566
Real estate—construction	83,173	67,591
Consumer	181,067	149,707
Other	49,394	45,519

Loans held for investment	2,086,382	1,927,751
Allowance for loan losses	(37,050)	(46,866)
Unearned net loan fees	(2,023)	(1,319)

Total net loans	$2,047,309	$1,879,566

        The Company purchased 90 loans during the year ended December 31, 2013 totaling $30.6 million primarily comprised of $13.0 million in Other loans, $4.7 million in Commercial loans, $3.3 million in Real estate-mortgage and $9.6 million in Real estate-construction, none of which were of deteriorated credit quality. For the year ended December 31, 2012, the Company purchased 35 loans totaling $16.7 million primarily comprised of $9.2 million in Other loans and $7.5 million in Commercial loans, none of which were of deteriorated credit quality.

        At December 31, 2013, and 2012, overdraft demand deposits totaling $0.4 million and $1.5 million, respectively, were reclassified from deposits to loans.

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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2013 and 2012 is summarized below:

	At December 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$101,114	$4,582	$105,696
Finance and insurance	76,589	517	77,106
Health care	99,526	639	100,165
Real estate services	98,691	1,591	100,282
Construction	51,616	1,695	53,311
Wholesale and retail trade	69,167	1,937	71,104
Other	313,862	4,004	317,866

	810,565	14,965	825,530
Real estate—mortgage
Residential & commercial owner-occupied	436,479	16,500	452,979
Residential & commercial investor	441,186	7,556	448,742

	877,665	24,056	901,721
Land acquisition & development	39,464	6,033	45,497
Real estate—construction
Residential & commercial owner-occupied	24,736	—	24,736
Residential & commercial investor	58,437	—	58,437

	83,173	—	83,173
Consumer	179,645	1,422	181,067
Other	49,394	—	49,394

Total loans held for investment	$2,039,906	$46,476	$2,086,382

Unearned net loan fees			(2,023)

Net loans held for investment			$2,084,359

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

	At December 31, 2012
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$80,219	$8,037	$88,256
Finance and insurance	77,129	796	77,925
Health care	96,057	294	96,351
Real estate services	82,432	8,107	90,539
Construction	50,599	4,619	55,218
Wholesale and retail trade	81,823	1,368	83,191
Other	235,490	3,243	238,733

	703,749	26,464	730,213
Real estate—mortgage
Residential & commercial owner-occupied	413,395	20,886	434,281
Residential & commercial investor	428,684	17,840	446,524
Other	350	—	350

	842,429	38,726	881,155
Land acquisition & development	39,416	14,150	53,566
Real estate—construction
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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        Transactions in the allowance for loan losses by segment for the years ended December 31, 2013 and 2012 are summarized below:

	For the year ended December 31,
(in thousands)	2013	2012
Allowance for loan losses, beginning of period
Commercial	$13,448	$14,048
Real estate—mortgage	17,832	19,889
Land acquisition & development	9,075	11,013
Real estate—construction	818	2,746
Consumer	3,061	4,837
Other	451	551
Unallocated	2,181	2,545

Total	46,866	55,629
Provision
Commercial	$233	$(1,499)
Real estate—mortgage	(957)	(14)
Land acquisition & development	(7,013)	(560)
Real estate—construction	(137)	(1,064)
Consumer	(513)	(1,166)
Other	32	(66)
Unallocated	(449)	(364)

Total	(8,804)	(4,733)
Charge-offs
Commercial	$(613)	$(1,122)
Real estate—mortgage	(3,055)	(2,789)
Land acquisition & development	(794)	(3,135)
Real estate—construction	(2)	(867)
Consumer	(122)	(653)
Other	(5)	(34)

Total	(4,591)	(8,600)
Recoveries
Commercial	$1,035	$2,021
Real estate—mortgage	1,099	746
Land acquisition & development	1,258	1,757
Real estate—construction	141	3
Consumer	45	43
Other	1	—

Total	3,579	4,570
Allowance for loan losses, end of period
Commercial	$14,103	$13,448
Real estate—mortgage	14,919	17,832
Land acquisition & development	2,526	9,075
Real estate—construction	820	818
Consumer	2,471	3,061
Other	479	451
Unallocated	1,732	2,181

Total	$37,050	$46,866

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral). The ALL is comprised of the following components:

  •
  Specific Reserves—The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses incurred in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan's initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310, when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, troubled debt restructurings are subject to impairment evaluation on a loan-by-loan basis.

    For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property. Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 6-12 months. For credits over $2.0 million, the Company engages an additional third-party appraiser to review the appraisal. For credits under $2.0 million, the Company's internal appraisal department reviews the appraisal. All appraisals are reviewed for reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal. Based on this analysis the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company's comprehensive internal review process.

    Values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when events or circumstances occur that indicate a change in fair value. It has been the Company's experience that appraisals quickly become outdated due to the volatile real estate environment. As such, fair value based on property appraisals may be adjusted to reflect estimated declines in the fair value of properties since the time the last appraisal was performed.

  •
  General Reserves—General reserves are considered part of the allocated portion of the allowance. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans. A combination of loss experience and external loss data is used in determining the appropriate loss factor. This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration), as well as other factors including changes in:

  •
  Lending policies and procedures

  •
  National and local economic and business conditions and developments

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

    •
    Nature and volume of portfolio

    •
    Trends of the volume and severity of past-due and classified loans

    •
    Trends in the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications

    •
    Credit concentrations

    Troubled debt restructurings have a direct impact on the allowance to the extent a loss has been recognized in relation to the loan modified. This is consistent with the Company's consideration of Migration in determining general reserves.

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

  •
  Unallocated Reserves—The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. The unallocated reserve consists of a missed grade component that is intended to capture the inherent risk that certain loans may be assigned an incorrect loan grade.

        In assessing the reasonableness of management's assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALL. Ratio analysis highlights divergent trends in the relationship of the ALL to nonaccrual loans, to total loans and to historical charge-offs. Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALL. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The following tables summarize loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At December 31, 2013				At December 31, 2012
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$17,454	$2,140	$806,999	$11,963	$21,329	$3,004	$708,113	$10,444
Real estate—mortgage	25,501	2,371	875,363	12,548	35,816	4,348	844,561	13,484
Land acquisition & development	8,877	932	36,593	1,594	13,682	3,809	39,880	5,266
Real estate—construction	1,577	—	80,905	820	2,695	117	64,327	701
Consumer	807	174	180,249	2,297	1,472	711	148,166	2,350
Other	—	—	50,034	479	—	—	46,391	451
Unallocated	—	—	—	1,732	—	—	—	2,181

Total	$54,216	$5,617	$2,030,143	$31,433	$74,994	$11,989	$1,851,438	$34,877

        Information on impaired loans at December 31, 2013 and 2012 is reported in the following tables:

	At December 31, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$4,887	$4,859	$4,797	$62	$479
Finance and insurance	517	517	517	—	106
Healthcare	236	236	236	—	23
Real estate services	7,473	7,473	7,473	—	505
Construction	1,708	1,708	1,613	95	222
Wholesale and retail trade	294	248	97	151	59
Other	2,418	2,413	2,215	198	746

	17,533	17,454	16,948	506	2,140
Real estate—mortgage
Residential & commercial owner-occupied	6,468	5,967	2,524	3,443	709
Residential & commercial investor	11,058	10,518	8,357	2,161	1,662

	17,526	16,485	10,881	5,604	2,371
Land acquisition & development	10,279	8,877	4,557	4,320	932
Consumer	807	807	807	—	174

Total	$46,145	$43,623	$33,193	$10,430	$5,617

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

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
Real estate—mortgage
Residential & commercial owner-occupied	12,260	10,993	5,904	5,089	1,467
Residential & commercial investor	15,251	15,251	14,788	463	2,531

	27,511	26,244	20,692	5,552	3,998
Land acquisition & development	15,550	13,682	11,831	1,851	3,809
Real estate—construction
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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

	For the year ended December 31,
	2013		2012		2011
(in thousands)	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial
Manufacturing	$5,027	$331	$4,732	$309	$231	$—
Finance and insurance	671	30	817	42	326	—
Healthcare	263	14	25	2	32	—
Real estate services	8,256	326	7,097	252	4,088	61
Construction	2,625	251	2,380	107	1,439	74
Wholesale and retail trade	370	17	631	15	1,182	—
Other	1,886	134	2,608	89	1,336	32

	19,098	1,103	18,290	816	8,634	167
Real estate—mortgage
Residential & commercial owner-occupied	8,915	162	9,914	44	9,046	41
Residential & commercial investor	12,638	275	10,384	559	6,201	70

	21,553	437	20,298	603	15,247	111
Land acquisition & development	8,866	499	12,443	353	7,345	29
Real estate—construction
Residential & commercial investor	176	—	3,604	42	8,818	38
Consumer	1,184	61	972	3	2,780	22

Total	$50,877	$2,100	$55,607	$1,817	$42,824	$367

        Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASC 310-10-35-16 and are subject to disclosure requirement under ASC 310-10-50-15. Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2013, 2012 and 2011 was immaterial.

        Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2013, 2012, and 2011 was $0.6 million, $0.7 million, and $0.8 million, respectively.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The table below summarizes transactions as it relates to troubled debt restructurings for the year ended December 31, 2013:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2012	$43,321	$11,206	$54,527
New restructurings(1)	7,442	4,075	11,517
Change in accrual status	(9,023)	9,023	—
Paydowns	(12,057)	(10,896)	(22,953)
Charge-offs	—	(1,398)	(1,398)

Ending balance at December 31, 2013	$29,683	$12,010	$41,693

(1)
Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years. However, these troubled debt restructurings were subject to disclosure requirements at December 31, 2013 due to their noncompliance with their modified terms.

        The below table provides information regarding troubled debt restructurings that occurred during years ended December 31, 2013 and 2012. Pre-modification outstanding recorded investment reflects the Company's recorded investment immediately before the modification. Post-modification outstanding recorded investment represents the Company's recorded investment at the end of the reporting period. The table below does not include loans restructured and paid-off during the current period.

	For the year ended December 31, 2013			For the year ended December 31, 2012
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	4	$791	$723	9	$6,708	$5,423
Finance and insurance	—	—	—	4	1,047	796
Health care	—	—	—	1	296	288
Real estate services	1	30	55	1	367	345
Construction	4	198	153	12	4,734	4,040
Wholesale and retail trade	4	1,413	146	—	—	—
Other	10	2,276	2,054	11	2,074	1,963

	23	4,708	3,131	38	15,226	12,855
Real estate—mortgage
Residential & commercial owner-occupied	4	3,221	2,580	4	3,538	2,653
Residential & commercial investor	—	—	—	1	3,305	3,305

	4	3,221	2,580	5	6,843	5,958
Land acquisition & development	1	2,615	2,615	10	8,331	7,469
Consumer	2	87	84	6	1,504	1,466

Total	30	$10,631	$8,410	59	$31,904	$27,748

        Troubled debt restructurings during the year ended December 31, 2013 and 2012 resulted primarily from the extension of repayment terms and interest rate reductions. The Company recognized

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

charge-offs of $0.4 million in conjunction with current period troubled debt restructurings compared to $0.3 million during the year ended December 31, 2012.

        Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the years ended December 31, 2013 and 2012, are included below. At December 31, 2011, one construction loan of $0.3 million defaulted within twelve months of modification as a troubled debt restructuring.

	At December 31,
	2013		2012
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Manufacturing	—	$—	2	$1,926
Construction	1	19	—	—
Other	—	—	2	208

	1	19	4	2,134
Real estate—mortgage
Residential & commercial owner-occupied	1	737	—	—
Land acquisition & development	—	—	1	75

Total	2	$756	5	$2,209

        At December 31, 2013 and 2012 there were $1.9 million and $0.1 million in outstanding commitments on restructured loans, respectively.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The Company's recorded investment on nonaccrual loans by class at December 31, 2013 and 2012 is reported in the following table:

	At December 31,
(in thousands)	2013	2012
Commercial
Manufacturing	$79	$131
Finance and insurance	63	79
Construction	201	892
Wholesale and retail trade	206	426
Other	781	1,796

Total commercial	1,330	3,324
Real estate—mortgage
Residential & commercial owner-occupied	5,020	10,028
Residential & commercial investor	5,484	751

Total real estate—mortgage	10,504	10,779
Land acquisition & development	1,986	4,655
Real estate—construction
Residential & commercial investor	—	271
Consumer	101	648

Total nonaccrual loans	$13,921	$19,677

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        The following tables summarize the aging of the Company's loan portfolio at December 31, 2013 and 2012.

	At December 31, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$—	$—	$—	$—	$105,696	$105,696	$—
Finance and insurance	—	—	—	—	77,106	77,106	—
Health care	259	—	—	259	99,906	100,165	—
Real estate services	24	—	—	24	100,258	100,282	—
Construction	—	—	19	19	53,292	53,311	19
Wholesale and retail trade	—	—	100	100	71,004	71,104	—
Other	727	324	—	1,051	316,815	317,866	—

	1,010	324	119	1,453	824,077	825,530	19
Real estate—mortgage
Residential & commercial owner-occupied	—	—	913	913	452,066	452,979	—
Residential & commercial investor	—	—	—	—	448,742	448,742	—

	—	—	913	913	900,808	901,721	—
Land acquisition & development	—	—	1,951	1,951	43,546	45,497	—
Real estate—construction
Residential & commercial owner-occupied	816	—	—	816	23,920	24,736	—
Residential & commercial investor	—	—	—	—	58,437	58,437	—

	816	—	—	816	82,357	83,173	—
Consumer	—	2	—	2	181,065	181,067	—
Other	—	—	—	—	49,394	49,394	—

Total loans held for investment	$1,826	$326	$2,983	$5,135	$2,081,247	$2,086,382	$19

Unearned net loan fees						(2,023)

Net loans held for investment						$2,084,359

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

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
Real estate—mortgage
Residential & commercial owner-occupied	397	1,226	3,321	4,944	429,337	434,281	—
Residential & commercial investor	7,316	463	286	8,065	438,459	446,524	—
Other	—	—	—	—	350	350	—

	7,713	1,689	3,607	13,009	868,146	881,155	—
Land acquisition & development	72	—	1,556	1,628	51,938	53,566	—
Real estate—construction
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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

4. Loans (Continued)

        In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company. Activity with respect to officer and director loans is as follows for the years ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Balance—beginning of year	$8,343	$7,415
New loan and advances	27,667	3,925
Principal paydowns and payoffs	(6,244)	(2,997)

Balance—end of year	$29,766	$8,343

5. Premises and Equipment

        The major classes of premises and equipment at December 31, 2013 and 2012, are summarized as follows:

(in thousands)	2013	2012
Land	$230	$230
Buildings	230	230
Leasehold improvements	10,342	9,872
Furniture, fixtures, and equipment	30,937	30,096

Premises and equipment, gross	41,739	40,428
Accumulated depreciation	(35,705)	(33,337)

Premises and equipment, net	$6,034	$7,091

        The Company recorded depreciation expense related to premises and equipment of $3.0 million, $3.2 million, and $3.1 million during the years ended December 31, 2013, 2012, and 2011, respectively.

6. Intangible Assets

        At December 31, 2013 and 2012, the Company's intangible assets and related accumulated amortization consisted of the following:

(in thousands)	Customer contracts, lists and relationships
At December 31, 2011	$3,399
Acquired relationships	1,037
Disposals (including discontinued operations amortization of $107)	(139)
Amortization	(724)

At December 31, 2012	3,573
Disposals and other adjustments	(113)
Amortization	(662)

At December 31, 2013	$2,798

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

6. Intangible Assets (Continued)

        During the year ended December 31, 2012, the Company acquired two insurance books of business for a total of $0.8 million initial cash consideration that have estimated useful lives of 10 years. Pursuant to the requirements of ASC Topic 805 Business Combinations, the Company recorded an additional $0.2 million in 2012 related to the acquisitions in recognition of the fair value of contingent consideration which may be paid under earnout arrangements in 2014. The fair value of the contingent consideration was reduced by $0.1 million in 2013. Disposals recorded in 2012 relate to the unamortized carrying amount of intangible assets related to the wealth transfer business which was sold effective December 31, 2012.

        The Company recorded amortization expense of $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2014	$584
2015	567
2016	567
2017	567
2018	174

Total	$2,459

7. Deposits

        In the ordinary course of business, the Company takes various deposits from employees, officers, and directors of the Company. Related party deposits totaled $84.9 million and $85.1 million at December 31, 2013 and 2012, respectively.

        The composition of the certificates of deposit portfolio at December 31, 2013 and 2012, is as follows:

	At December 31,
(in thousands)	2013	2012
Less than $100	$30,972	$34,307
$100 and more	214,345	226,062

	$245,317	$260,369

        Related interest expense for the years ended December 31, 2013, 2012, and 2011, is as follows:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Less than $100	$158	$220	$384
$100 and more	1,154	1,625	2,551

	$1,312	$1,845	$2,935

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

7. Deposits (Continued)

        Maturities of certificates of deposit of $100,000 and more at December 31, 2013, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$87,848
Over three months through six months	56,079
Over six months through 12 months	46,776
Over 12 months	23,642

Total	$214,345

8. Borrowed Funds

        Securities sold under agreements to repurchase at December 31, 2013 and 2012 are summarized as follows:

	At December 31,
(in thousands)	2013	2012
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $162,781 and $143,170 in 2013 and 2012, respectively)	$138,494	$127,887

        The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. Securities sold under agreements to repurchase averaged $154.5 million and $138.9 million during 2013 and 2012, respectively. The maximum amounts outstanding at any month-end during 2013 and 2012 were $178.7 million and $154.1 million, respectively. At December 31, 2013 and 2012, the weighted-average interest rate was 0.22% and 0.25%, respectively. All securities sold under agreements to repurchase had a maturity date of less than three months.

        The Company has a line of credit with the FHLB. There were no amounts outstanding on the FHLB line of credit at December 31, 2013 and 2012. The average FHLB line of credit balance was $33.2 million and $35.8 million during 2013 and 2012, respectively. Advances and the line of credit are collateralized by either qualifying loans or investment securities not otherwise pledged as collateral. At December 31, 2013, the FHLB advances and line of credit were collateralized by loans of $800.4 million with a lending value of $473.9 million. At December 31, 2012, the FHLB advances and line of credit were collateralized by loans of $750.0 million with a lending value of $452.5 million.

        The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $175.0 million. The average balance of federal funds purchased was $10.2 million and $3.6 million during 2013 and 2012, respectively.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

9. Long-Term Debt

        Outstanding subordinated debentures and notes payable at December 31, 2013 and 2012, is summarized as follows:

	At December 31,
(in thousands)	2013	2012	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2014
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2014
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2014

Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable	$—	$20,984	Fixed 9%	August 18, 2018	August 18, 2013

        Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see Note 10—Derivatives.

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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

9. Long-Term Debt (Continued)

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

        The Company records the distributions of the junior subordinated debentures in interest expense on the consolidated statements of income. All of the outstanding junior subordinated debentures may be prepaid if certain events occur, including a change in tax status or regulatory capital treatment of trust preferred securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

        Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company's consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2013. Under current capital rules, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions. Rules adopted by the Federal Reserve Board during 2013 pursuant to the implementation of Basel III regulatory capital reforms allow for the continued inclusion of trust preferred securities in regulatory capital, subject to the aforementioned limitations, by financial institution holding companies with less than $15 billion in total consolidated assets.

        The Company completed a private placement of $21.0 million of Subordinated Unsecured Promissory Notes (the Notes) during the third and fourth quarter of 2008. The Notes had an original maturity date of August 18, 2018, 10 years after the initial issue date. The Notes had a fixed annual interest rate of 9.00%, paid interest quarterly, and could be prepaid at par without penalty at any time on or after the fifth anniversary of the initial issue date. The Notes qualified as Tier 2 capital for regulatory capital purposes. Certain employees and directors of the Company participated in the private placement. On August 18, 2013, the Company fully redeemed the Notes for $21.3 million of principal and accrued interest. The Company maintained a well-capitalized status following the redemption. Related party Note holders were paid $3.5 million for principal and accrued interest as part of the redemption. The Company paid $0.2 million in interest to related parties during the year ended December 31, 2013 and $0.3 million during the years ended December 31, 2012 and 2011.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

10. Derivatives

        ASC 815 contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable-rate loan assets and variable-rate borrowings. The Company also enters into derivative financial instruments to protect against adverse changes in fair value on fixed-rate loans.

        The Company's objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company's interest expense. To accomplish this objective, the Company uses interest-rate swaps as part of its cash flow hedging strategy. The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts. These customer accommodation interest rate swap contracts are not designated as hedging instruments.

        During the fourth quarter of 2013, the Company expanded its product offering by adding international banking products, which exposes the Company to foreign exchange risk. The Company utilizes foreign exchange forward contracts to manage the risk associated with fluctuation in foreign exchange rates.

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

        At December 31, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $19.0 million against its obligations under these agreements. At December 31, 2013, the Company was not in default with any of its debt or capitalization covenants.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

10. Derivatives (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at December 31,			Fair value at December 31,
	Balance sheet classification			Balance sheet classification
(in thousands)		2013	2012		2013	2012
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge—interest rate swap	Other assets	$184	$—	Accrued interest and other liabilities	$4,007	$9,044
Fair value hedge—interest rate swap	Other assets	1,735	131	Accrued interest and other liabilities	—	—
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$6,422	$8,930	Accrued interest and other liabilities	$6,409	$9,352
Foreign exchange forward contracts	Other assets	—	—	Accrued interest and other liabilities	10	—

        The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.

	At December 31,
	2013			2012
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Consolidated Balance Sheets
Derivatives designated as hedges	$1,919	$(286)	$1,633	$131	$—	$131
Derivatives not designated as hedges	6,422	(366)	6,056	8,930	—	8,930

Total	$8,341	$(652)	$7,689	$9,061	$—	$9,061

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

10. Derivatives (Continued)

	At December 31,
	2013				2012
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(4,007)	$286	$(3,721)	$7,043	$(9,044)	$131	$(8,913)	$13,700
Derivatives not designated as hedges	(6,419)	366	(6,053)	11,946	(9,352)	—	(9,352)	13,739

Total	$(10,426)	$652	$(9,774)	$18,989	$(18,396)	$131	$(18,265)	$27,439

        Cash Flow Hedges of Interest Rate Risk—For hedges of the Company's variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For hedges of the Company's variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. The Company has executed a series of interest-rate swap transactions in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company's exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt. The swaps have contractual lives ranging between five and 14 years. Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed rate	Termination date
Hedged item—Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

        Based on the Company's ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the "Hypothetical Derivative" method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company's derivatives did

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

10. Derivatives (Continued)

not have any hedge ineffectiveness recognized in earnings during the year ended December 31, 2013 and 2012.

        Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are received/paid on the Company's variable-rate liabilities. During the next 12 months, the Company estimates that $0.6 million and $2.2 million will be reclassified as an increase to interest income and interest expense, respectively.

        The following table reports the beginning and ending balances of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI
(in thousands)	2013	2012	2011
Beginning of year balance	$(5,607)	$(5,275)	$(749)
Net change	3,237	(332)	(4,526)

End of year balance	$(2,370)	$(5,607)	$(5,275)

        Fair Value Hedges of Fixed-Rate Assets—The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR. The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company's fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting. Under the shortcut method of accounting no ineffectiveness is assumed. For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate. At December 31, 2013, the Company had four interest rate swaps with a notional amount of $28.3 million used to hedge the change in the fair value of four commercial loans. For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The net amount recognized in noninterest expense during the year ended December 31, 2013, representing hedge ineffectiveness, was $0.1 million while it was immaterial for the year ended December 31, 2012.

        Non-designated Hedges—Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers. The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

10. Derivatives (Continued)

are recognized directly in earnings. At December 31, 2013, the Company had 118 interest-rate swaps with an aggregate notional amount of $295.8 million related to this program. Gains and losses arising from changes in the fair value of these swaps are included in "Other income" in the accompanying consolidated statements of income and were $0.4 million and immaterial for the years ending December 31, 2013 and 2012, respectively.

        During the fourth quarter of 2013, the Company expanded its product offerings to include international banking products, thereby creating exchange-rate risk exposure. At December 31, 2013, the Company's foreign currency holdings included British pounds, Euros, Australian and Canadian dollars. In order to economically reduce the risk associated with the fluctuation of the aforementioned foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss. These contracts are not designated as hedging instruments. Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency's spot rate, while the forward contracts are revalued using the currency's forward rates. Forward contracts in gain positions are recorded at fair value in 'other' assets, while contracts in loss positions are recorded in 'other' liabilities in the consolidated balance sheets. Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as 'other' noninterest income in the consolidated statement of operations. At December 31, 2013, the Company had entered into five forward contracts with a notional amount of $3.8 million maturing in January and February of 2014. Net gains recognized during the year ended December 31, 2013 on foreign exchange forward contracts were immaterial.

11. Income Taxes

        The components of consolidated income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Current tax provision:
Federal tax	$7,497	$11,290	$6,159
State tax	1,072	1,216	571

Total current tax provision	8,569	12,506	6,730
Deferred tax provision (benefit):
Federal tax	3,974	178	2,355
State tax	654	(21)	330
Net operating loss carryforward	154	595	373
Valuation allowance	—	—	(15,596)

Total deferred tax provision (benefit)	4,782	752	(12,538)
Provision (benefit) for income taxes	$13,351	$13,258	$(5,808)

Provision related to discontinued operations	$86	$171	$154

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

11. Income Taxes (Continued)

        The primary component of deferred tax expense during 2013 and 2012 was attributable to timing differences in the allowance for loan and credit losses. The primary component of deferred tax expense in 2011 was the change in the valuation allowance of $15.6 million. At December 31, 2013, the Company has a $41.0 million net operating loss carryforward for Colorado that originated in 2010 and 2009 and will expire on various dates between 2025 and 2027. The state of Colorado does not allow net loss carrybacks, but allows net loss carryforwards of up to 15 years.

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

        The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2013, 2012, and 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

        As part of its 2011 analysis, the Company considered the following positive evidence:

  •
  The Company was in a positive cumulative income position.

  •
  The Company's quarterly pretax operating results had improved each of the past nine quarters.

  •
  The Company had a pretax quarterly profit since the fourth quarter of 2010 (five consecutive quarters).

  •
  The Company's financial projections were sufficient to absorb the deferred tax assets.

  •
  The size of loan credits in the Company's pipeline of potential problem loans had continued to decrease.

  •
  The Company was able to carry forward federal and Colorado tax losses for 15 years and Arizona tax losses for five years.

  •
  The Company had generated taxable income in 2011.

  •
  The Company had available tax planning strategies.

        The following negative evidence was also considered for 2011:

  •
  The Company recorded a net loss in 2010 and 2009.

        In the Company's consideration of the weight of the available evidence, the Company provided more weight to evidence that was more objectively verifiable. In 2011, the most significant weight was given to the cumulative income position. This is consistent with the Company's approach in prior years. In 2010, when the Company was in a cumulative loss position, the Company recorded a valuation allowance of $15.6 million. At December 31, 2011, the Company gave significant weight to the fact that

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

11. Income Taxes (Continued)

the Company had returned to a cumulative income position in the fourth quarter of 2011. The Company had availability in its carryback years, current deferred income tax liabilities that were expected to absorb a portion of the deferred tax asset balance and sufficient projected future taxable income. As such, the Company determined that a valuation allowance was not required at December 31, 2011, and the Company reversed the deferred tax valuation allowance of $15.6 million during the fourth quarter of 2011.

        At December 31, 2013 and 2012, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets. Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2013 and 2012.

        The net change in deferred taxes related to investment securities available for sale and cash flow hedges is included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company's net deferred tax assets at December 31, 2013 and 2012 are as follows:

	At December 31,
(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan and credit losses	$14,054	$17,784
Intangible assets	2,151	2,411
Valuation adjustments on OREO	3,296	4,061
Deferred loan fees	415	261
Supplemental Executive Retirement Plan and other accrued liabilities	2,324	3,018
Stock-based compensation	1,930	2,287
Limited partnership interests	586	1,479
Interest on nonaccrual loans	412	412
Employee bonus	2,175	1,936
State operating loss carryforward	1,758	1,912
Other	1,071	553

Total deferred tax assets	$30,172	$36,114

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,183)	$(1,106)
Prepaid assets	(697)	(258)
FHLB stock dividends	(113)	(103)
Investment securities and derivatives	(1,673)	(2,966)
Other	—	(120)

Total deferred tax liabilities	$(3,666)	$(4,553)

Net deferred tax assets	$26,506	$31,561

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

11. Income Taxes (Continued)

        Included in other deferred tax assets at December 31, 2013 is a $0.4 million Arizona tax credit that may be carried forward for five years and expires in 2017.

        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the years ended December 31, 2013, 2012 and 2011 is shown below:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Computed at the statutory rate (35%)	$14,276	$13,126	$9,590
Increase (decrease) resulting from:
Valuation allowance	—	—	(15,596)
State income taxes—net of federal income tax effect	1,373	1,177	826
Tax exempt interest income on loans and securities	(1,523)	(1,025)	(596)
Bank-owned life insurance income	(453)	(450)	(433)
Other—net	(322)	430	401

Actual tax provision (benefit)	$13,351	$13,258	$(5,808)

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

(in thousands)	2013	2012
Beginning of period	$2,024	$933
Additions for tax for prior year positions	—	91
Additions for tax for current year positions	—	1,000
Reduction for tax for prior year positions	(2,024)	—

End of period	$—	$2,024

        The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

        Penalties and interest are classified as income tax expense when incurred. During the year ended December 31, 2013, as a result of the unrecognized tax benefits, as reflected on the table above, the Company reversed $0.2 million for the related accrued interest and penalties. During each of the years ended December 31, 2012 and 2011, the Company recognized $0.1 million, for the accrual of interest and penalties.

        The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

11. Income Taxes (Continued)

        On January 4, 2012, the Company received notice that its federal income tax return for the year ended December 31, 2009 would be under examination by the Internal Revenue Service (IRS). The Company received a determination letter dated January 4, 2013 stating the Congressional Joint Committee on Taxation completed its examination resulting in no exceptions to the conclusions reached for the Company's 2009 and 2010 tax returns. The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
Colorado	2009
Arizona	2009

12. Shareholders' Equity

        Common Stock—At December 31, 2013 and 2012, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2013	2012
Exercise of outstanding stock options	1,292,077	1,795,928
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	1,096,680	1,287,223
Future stock purchases through ESPP	116,637	163,933

	3,401,362	4,143,052

        Secondary Offering—On March 23, 2012, pursuant to a shelf registration originally filed on March 23, 2010 (Registration No. 333-165628), the Company sold 2,100,000 shares of common stock at a public offering price of $6.00. The offering provided net proceeds to the Company of approximately $11.8 million after deducting underwriting discounts and commissions and offering expenses.

        Preferred Stock, Series C—On September 7, 2011, the Company amended its Articles of Incorporation to establish the Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and fix the powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series C Preferred Stock.

        On September 8, 2011, the Company entered into and consummated the transactions contemplated by a Securities Purchase Agreement (Purchase Agreement) with the U.S. Secretary of the Treasury (Treasury) under the Small Business Lending Fund (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010 that was designed to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Pursuant to the Purchase Agreement, the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company's Series C Preferred Stock, par value $0.01 per share, having a liquidation value of $1,000 per share. The dividend rate is set at five percent (5%) for the initial dividend period.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

12. Shareholders' Equity (Continued)

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

        The Series C Preferred Stock may be redeemed (repurchased) by the Company at any time, at a redemption price of $1,000 per share plus accrued but unpaid dividends to the date of redemption, subject to the approval of the Company's federal banking regulator. The Series C Preferred Stock may be redeemed in whole or in part, subject to a minimum redemption of at least 25% of the original SBLF investment (i.e., about $14.3 million).

        Warrant—The Company issued a warrant on December 19, 2008 as part of the Company's participation in the TARP Capital Purchase program. The warrant has a 10-year term and allows for the purchase of 895,968 shares of the Company's common stock at an exercise price of $10.79 per share.

        Dividends—The Company's ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend. At December 31, 2013, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was positive.

        Dividends on the Company's capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9—Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. At December 31, 2013, the Company was not in default on any of the junior subordinated debt issuances.

        Dividends declared per common share for the years ended December 31, 2013, 2012 and 2011 were $0.12, $0.07 and $0.04, respectively. Dividends on the Series C Preferred Stock for the years ended December 31, 2013, 2012 and 2011 were $0.9 million, $2.9 million, and $0.9 million respectively. Dividends on Preferred Stock redeemed in 2011 were $2.5 million for the year ended December 31, 2011.

        Dividends for the Series C Preferred Stock began accruing at five percent (5.0%) on September 8, 2011, when issued, and are payable the first day of each January, April, July and October. The 5.0% rate was effective for the first calendar quarter (or partial period thereof) the Series C was outstanding. During the second through ninth calendar quarters under the SBLF Program, the dividend rate fluctuated between one percent (1%) and five percent (5%) with a reduced dividend rate applying to the lesser of the amount of change in the Bank's level of Qualified Small Business Lending (QSBL) compared to the initial baseline or $57.4 million. More specifically, if the Bank's QSBL two quarters

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

12. Shareholders' Equity (Continued)

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

        From the tenth calendar quarter through 4.5 years after closing of the SBLF Program transaction, the dividend rate on the Series C Preferred Stock will be fixed at or between one percent (1%) and nine percent (9%) based on the level of QSBL at that time, as compared to the baseline. Based on QSBL through December 31, 2012, growth in QSBL exceeded the 10.0% required under the program to achieve the lowest dividend rate of 1% (effective April 1, 2013). The Company was able to maintain the QSBL growth through the reporting period ending September 30, 2013, and has fixed the dividend rate at 1% through December 31, 2015. If the Series C Preferred Stock remains outstanding after 2015, the dividend rate will increase to 9% beginning in 2016.

        If the Company has not declared and paid an aggregate of five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right to appoint a representative as an "observer" on the Company's Board of Directors. If the Company has not declared and paid an aggregate of six dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to elect two directors to the Company's Board of Directors.

13. Earnings per Common Share

        Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share. The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock. The Company's restricted stock awards are considered participating securities as the unvested awards have non-forfeitable rights to dividends, paid or unpaid, on unvested awards. The impact of participating securities is included in the common shareholder basic earnings per share for all periods presented as the Company had positive earnings in those periods.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

13. Earnings per Common Share (Continued)

        Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2013	2012	2011
Net income from continuing operations	$27,438	$24,246	$33,209
Net income from discontinued operations	173	324	253

Net income	27,611	24,570	33,462
Preferred stock dividends	(944)	(2,815)	(5,147)

Net income available to common shareholders	26,667	21,755	28,315
Dividends and undistributed earnings allocated to participating securities	(457)	(335)	(248)

Earnings allocated to common shares(1)	$26,210	$21,420	$28,067

Weighted average common shares—issued	40,193,315	39,170,218	37,021,383
Average unvested restricted share awards	(724,821)	(613,710)	(325,068)

Weighted average common shares outstanding—basic	39,468,494	38,556,508	36,696,315
Effect of dilutive stock options and awards outstanding	160,862	45,878	9,624

Weighted average common shares outstanding—diluted	39,629,356	38,602,386	36,705,939

Weighted average antidilutive common shares outstanding(2)	1,530,263	2,785,855	3,269,678

Earnings per common share are as follows:
Basic—from continuing operations	$0.66	$0.54	$0.75
Diluted—from continuing operations	$0.66	$0.54	$0.75

Basic—from discontinued operations	$0.00	$0.01	$0.01
Diluted—from discontinued operations	$0.00	$0.01	$0.01

Basic	$0.66	$0.55	$0.76
Diluted	$0.66	$0.55	$0.76

(1)
Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)
Antidilutive shares excluded from the diluted earnings per share computation.

14. Employee Benefit and Stock Compensation Plans

        Stock Options and Awards—The Company has adopted several incentive stock option plans to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues new shares upon exercise of a stock option award.

        The 1997 Incentive Stock Option Plan (the 1997 Plan) authorizes the issuance of 227,331 shares at not less than the market value of the Company's stock at the date of grant. The majority of the options

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

14. Employee Benefit and Stock Compensation Plans (Continued)

issued under the 1997 Plan are exercisable commencing one year from the date of grant and vest 25% per year thereafter becoming fully exercisable after four years. No additional shares under the 1997 Plan are available to be granted.

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

        The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock. The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholder Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2013, totaled 1,096,680.

        During 2013, 2012 and 2011, the Company recognized compensation expense from continuing operations, net of estimated forfeitures, of $2.7 million, $1.9 million and $1.4 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year. The Company recognized an income tax benefit of $1.0 million, $0.7 million and $0.5 million on the compensation expense for 2013, 2012 and 2011, respectively.

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

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

14. Employee Benefit and Stock Compensation Plans (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options' vesting schedule and the Company's historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company's stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company's stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
		Range			Range			Range
	Weighted average			Weighted average			Weighted average
		Low	High		Low	High		Low	High
Risk-free interest rate	0.96%	0.41%	1.80%	0.62%	0.34%	0.95%	1.40%	0.42%	2.26%
Expected dividend yield	1.42%	1.23%	1.67%	1.12%	0.65%	1.32%	0.65%	0.59%	0.85%
Expected volatility	49.80%	39.49%	65.77%	61.70%	45.52%	71.27%	68.67%	62.65%	75.51%
Expected life (years)	4.1			4.0			4.0

        The following tables summarize changes in shares under option and restricted stock award arrangement for the year ended December 31, 2013:

	2013
Stock Option Awards	Shares	Weighted average exercise price
Outstanding—beginning of year	1,795,928	$12.42
Granted	146,233	9.22
Exercised	(240,683)	6.48
Forfeited	(409,401)	16.69

Outstanding—end of year	1,292,077	$11.82

Exercisable—end of year	1,130,413	$12.29

        There were 1,282,024 options vested or expected to vest with a weighted average price of $11.84 at December 31, 2013. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 2.4, 2.4 and 1.8 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at December 31, 2013 was $3.0 million, $3.0 million and $2.4 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $3.10, $2.75 and $2.87, respectively. The total intrinsic value of options exercised during the years

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

14. Employee Benefit and Stock Compensation Plans (Continued)

ended December 31, 2013 and 2012 was $0.7 million and $0.1 million, respectively, and insignificant in 2011.

	2013
Restricted Stock Awards	Shares	Weighted average grant date fair value
Unvested—beginning of year	675,354	$5.93
Granted	367,703	8.44
Vested	(319,302)	6.24
Forfeited	(42,177)	7.52

Unvested—end of year	681,578	$7.04

Total fair value of vested shares (in thousands)		$2,708

        The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $8.44, $5.64 and $6.50, respectively. The fair value of restricted stock amounts vested during the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $0.5 million and $0.6 million, respectively.

        At December 31, 2013, there was $3.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

        The following table summarizes the Company's outstanding stock options:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$4.49 - $6.68	267,684	$6.22	3.2	238,186	$6.19
$6.74 - $8.73	264,301	7.55	4.0	222,135	7.46
$8.84 - $12.01	135,943	9.74	5.4	45,943	10.44
$12.02 - $13.93	275,498	12.93	0.9	275,498	12.93
$13.94 - $21.07	348,651	19.27	0.5	348,651	19.27

	1,292,077	$11.82	2.4	1,130,413	$12.29

        Employee Stock Purchase Plan (ESPP)—The ESPP was established in January 2000 and is administered by a committee of two or more directors who are not employees or officers of the Company and are appointed by the Board of Directors. Employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

14. Employee Benefit and Stock Compensation Plans (Continued)

Company may make a matching contribution up to 50% of an employee's deduction toward the purchase of additional Common Stock. No matching contribution was made for the years presented.

	For the year ended December 31,
	2013	2012	2011
Available ESPP shares—beginning of year	163,933	229,833	316,262
Purchases	(47,296)	(65,900)	(86,429)

Available ESPP shares—end of year	116,637	163,933	229,833

        Employee 401(k) Plan—The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the internal revenue service. The Company may also make discretionary contributions within the limits of the 401(k) Plan and internal revenue service limitations. The Company matched 4.5% of eligible compensation for the year ended December 31, 2013, and 3.0% for 2012 and 2011. Employer contributions charged to expense for the years ended December 31, 2013, 2012 and 2011 were $1.6 million, $1.1 million and $1.0 million, respectively, and are included in the consolidated statements of income under the caption "Salaries and employee benefits."

        Supplemental Executive Retirement Plan—The Company maintains a Supplemental Executive Retirement Plan (SERP) for five active key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 60 or after 10 years of service and are paid as a monthly benefit for a 10-year period. The target percentage is 50% of pay based on the executives' average monthly compensation during any five calendar years during which the executives' compensation is highest during participation. Benefits under the SERP are vested 20% for each year of service and are 100% vested after five years of service.

        In 2012, the Company's Compensation Committee conducted a review of the SERP as part of its ongoing assessment of overall compensation and determined that the SERP was no longer aligned with the Company's compensation objectives. On March 22, 2012, when all participants were fully vested, the Company terminated the SERP and no additional benefits will accrue to the participants. At December 31, 2013 and 2012, the Company had accrued $2.4 million and $4.8 million, respectively, for the expected benefits under the SERP which are included in the consolidated balance sheets under the caption "Accrued interest and other liabilities." The benefits previously accrued were partially distributed to the participants during 2013 in accordance with the plan provisions, IRS code section 409A and the Pension Benefit Guaranty Corporation requirements and the remaining accrued amounts will be distributed in 2014.

15. Commitments and Contingencies

        Lease Commitments—The Company has various operating lease agreements for office space. Generally leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms. Leasehold improvements are amortized over the useful life of the improvements or the lease term if shorter. Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2013, 2012 and 2011, was $5.0 million, $5.3 million and $5.4 million, respectively.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

15. Commitments and Contingencies (Continued)

        In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2013, one director of the Company has a remaining interest in the building. One other bank location is leased from an entity controlled by the same director. Rent payments under the related party leases for the years ended December 31, 2013, 2012 and 2011, were $2.2 million, $1.9 million and $2.0 million, respectively, and the Company was current on these lease obligations at all times. Future contractual obligations of $4.8 million will be paid to entities controlled by the director and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31, (in thousands)	Amount
2014	$5,426
2015	5,284
2016	4,199
2017	3,161
2018	2,673
Thereafter	4,166

Total	$24,909

        Financial Instruments With Off-Balance Sheet Risk—In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements. The Company had the following commitments at December 31, 2013:

(in thousands)	Amount
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$659,592

Commitments to originate consumer loans—personal lines of credit and equity lines	$31,174

Overdraft protection plans	$15,359

Letters of credit	$46,130

Unfunded commitments for unconsolidated investments	$6,607

Company guarantees	$1,756

        Commitments to Originate—The Company makes contractual commitments to extend credit and provide standby letters of credit which are binding agreements to lend money to its customers at predetermined interest rates for a specific period of time. These commitments are not held for sale. The credit risk involved in issuing these financial instruments is essentially the same as that involved in granting on-balance sheet financial instruments. As such, the Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument is represented by the contractual amounts of those instruments. However, the Company applies the same credit policies, standards, and ongoing reassessments in making commitments and conditional obligations as it does for

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

15. Commitments and Contingencies (Continued)

loans. In addition, the amount and type of collateral obtained, if deemed necessary upon extension of a loan commitment or standby letter of credit, is essentially the same as the collateral requirements provided for loans. Additional risk associated with providing these commitments arises when they are drawn upon, such as the demands on liquidity the Company would experience if a significant portion were drawn down at the same time. However, this is considered unlikely, as many commitments expire without being drawn upon and therefore do not necessarily represent future cash requirements.

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

        Unfunded Commitments for Unconsolidated Investments—The Company has committed to purchase up to $12.5 million in limited partnership interests of three entities, of which $6.6 million is unfunded at December 31, 2013. Certain shareholders and directors also have interests in some of these entities.

        Company Guarantees—The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers. The Company also provides guarantees to the FHLB for certain forgivable loans used to support affordable housing in our market areas.

        Federal Reserve Bank Stock—The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank. At December 31, 2013, the Company held 77,157 shares of Federal Reserve Bank stock with a fair value of $3.9 million (par value of $50). This investment represents 50% of the subscription amount due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans. Although the probability is remote, the remaining 50% or $3.9 million due to the Federal Reserve Bank may be callable at their discretion.

        Employment Contracts—Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control, a payment is required.

        Indemnification Agreements—The Company is subject to certain indemnification obligations in conjunction with agreements signed with officers and directors of the Company. The Indemnification Agreements require the Company to indemnify against judgments, fines, penalties and amounts paid in settlements incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any director or officer of the Company. However, certain indemnification payments may not be covered under the Company's directors' and officers' insurance coverage. The rights of the Indemnitee under the Indemnification Agreement are in addition to any rights the Indemnitee may have under the Company's articles of incorporation or bylaws. While the likelihood is remote, performance under these indemnifications could materially affect net income in a particular quarter or annual period.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

15. Commitments and Contingencies (Continued)

        Other Matters—The Company is involved in various lawsuits which have arisen in the normal course of business. It is management's opinion, based upon advice of legal counsel, that the ultimate outcome of these lawsuits will not have a material impact upon the financial condition, cash flow or results of operations of the Company.

16. Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. At December 31, 2013 and 2012, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

        At December 31, 2013, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Bank's categories.

        The following table shows the Company and Bank's actual capital amounts and ratios and regulatory thresholds at December 31, 2013 and 2012:

At December 31, 2013 (in thousands)	Company	Bank
Shareholders' equity	$281,085	$294,157
Disallowed intangible assets	(2,798)	—
Unrealized gain on available for sale securities	(5,100)	(5,100)
Unrealized loss on cash flow hedges	2,370	46
Subordinated debentures	70,000	—
Other deductions	(8)	—

Tier 1 regulatory capital	$345,549	$289,103

Allowance for loan losses	$29,888	$29,511

Total risk-based regulatory capital	$375,437	$318,614

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

16. Regulatory Matters (Continued)

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
At December 31, 2013 (in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$345,549	$375,437	$345,549	$289,103	$318,614	$289,103
Well-capitalized requirement	142,997	238,329	139,043	141,232	235,387	137,537

Regulatory capital—excess	$202,552	$137,108	$206,506	$147,871	$83,227	$151,566

Capital ratios	14.5%	15.7%	12.4%	12.3%	13.5%	10.5%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well-capitalized requirement(1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

At December 31, 2012 (in thousands)	Company	Bank
Shareholders' equity	$257,051	$273,316
Disallowed intangible assets	(3,573)	—
Unrealized gain on available for sale securities	(10,445)	(10,445)
Unrealized loss on cash flow hedges	5,607	—
Subordinated debentures	70,000	—
Disallowed deferred tax asset	(3,891)	—
Other deductions	(8)	—

Tier 1 regulatory capital	$314,741	$262,871

Subordinated notes payable	$20,984	$—
Allowance for loan losses	27,763	27,364

Total risk-based regulatory capital	$363,488	$290,235

	Company			Bank
	Risk-based		Leverage	Risk-based		Leverage
At December 31, 2012 (in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$314,741	$363,488	$314,741	$262,871	$290,235	$262,871
Well-capitalized requirement	132,121	220,202	128,723	130,250	217,084	127,353

Regulatory capital—excess	$182,620	$143,286	$186,018	$132,621	$73,151	$135,518

Capital ratios	14.3%	16.5%	12.2%	12.1%	13.4%	10.3%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well-capitalized requirement(1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1)
The ratios for the well-capitalized requirement are only applicable to the Bank. However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

17. Fair Value Measurements

        ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

  •
  Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity.

        In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For example, changes in market activity or the addition of new unobservable inputs could, in the Company's judgment, cause a transfer to either a higher or lower level.

        A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

        Available for Sale Securities—At December 31, 2013, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities, and trust preferred securities. The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items. As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market. The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy. The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2. For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used. In 2012, the Company purchased a $1.0 million single-issuer TPS classified as Level 3. The fair value of this TPS is determined using broker-dealer quotes

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

and was classified as a Level 3 due to its illiquid nature. Additionally, during the fourth quarter of 2013, the Company transferred two single-issuer TPS from Level 2 to Level 3 due to a decline in trading activity. There were no related gains or losses recognized in earnings in conjunction with the transfers to Level 3. Unrealized gains recognized in AOCI at December 31, 2013 on TPS Level 3 transfers were $0.1 million. For the year ended December 31, 2012, there were no transfers between levels.

        During the year ended December 31, 2013, the Company recognized $0.4 million in gains on sales, calls, and maturities of AFS securities. During the year ended December 31, 2012, the Company recorded gains on AFS securities of $0.8 million. Gains on sales, calls and maturities of AFS of $1.1 million were offset by $0.3 million credit related OTTI relating to the PLMBS. Credit related OTTI is reported in "Net other than temporary impairment losses on securities recognized in earnings" and non-credit related OTTI is reported in "Loss on securities, other assets and other real estate owned" in the consolidated statement of operations.

        Derivative Financial Instruments—The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk. The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below. The fair values of interest-rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

        Pursuant to guidance in ASC 820, credit valuation adjustments are incorporated into the valuation to appropriately reflect both the Company's own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds. The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

        The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio. The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. At December 31, 2013 and 2012, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value. The Company's assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio. In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company's financial statements was considered. As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company's financial statements, the Company classified the derivative valuations in their entirety in Level 2.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        In 2013, the Company began using foreign exchange forward contracts to mitigate exchange-rate risk arising from the Company's foreign currency holdings to support its international banking product offering. Fair value measurements of these assets or liabilities are priced based on spot and forward foreign currency rates and the credit worthiness of the contract counterparty. These contracts are classified in Level 2.

        Impaired Loans—Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral. Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Each appraisal is updated on an annual basis, either through a new appraisal or through the Company's comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value has occurred. The Company classified these impaired loans as Level 3.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        The following tables present the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$333,211	$—	$333,211	$—
Trust preferred securities	82,324	46,252	30,036	6,036
Corporate debt securities	110,982	—	110,982	—
Municipal securities	8,616	—	8,616	—

Total available for sale securities	$535,133	$46,252	$482,845	$6,036

Derivatives:
Cash flow hedge—interest rate swap	$184	$—	$184	$—
Fair value hedge—interest rate swap	1,735	—	1,735	—
Non-designated hedges—interest rate swap	6,422	—	6,422	—

Total derivative assets	$8,341	$—	$8,341	$—

Liabilities
Derivatives:
Cash flow hedge—interest rate swap	$4,007	$—	$4,007	$—
Non-designated hedges—interest rate swap	6,409	—	6,409	—
Foreign exchange forward contracts	10	—	10	—

Total derivative liabilities	$10,426	$—	$10,426	$—

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

		Fair value measurements using:
(in thousands)	Balance at December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$359,202	$—	$359,202	$—
U.S. government agencies	3,020	—	3,020	—
Trust preferred securities	89,985	66,004	23,001	980
Corporate debt securities	105,022	—	105,022	—
Municipal securities	940	—	940	—

Total available for sale securities	$558,169	$66,004	$491,185	$980

Derivatives:
Fair value hedge—interest rate swap	$131	$—	$131	$—
Non-designated hedges—interest rate swap	8,930	—	8,930	—

Total derivative assets	$9,061	$—	$9,061	$—

Liabilities
Derivatives:
Cash flow hedge—interest rate swap	$9,044	$—	$9,044	$—
Non-designated hedges—interest rate swap	9,352	—	9,352	—

Total derivative liabilities	$18,396	$—	$18,396	$—

        A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2013	2012
Beginning balance	$980	$1,990
Transfers (2013)/purchases (2012)	5,119	980
Realized loss on OTTI	—	(297)
Paydowns	—	(340)
Net accretion (amortization)	13	—
Sales	—	(2,500)
Unrealized gain (loss) included in comprehensive income	(76)	1,147

Ending balance	$6,036	$980

        Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances. The following table presents the Company's assets measured at fair

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At December 31, 2013	$22,187	$—	$—	$22,187
At December 31, 2012	$16,146	$—	$—	$16,146

        During the years ended December 31, 2013 and 2012, the Company recorded a $0.1 million provision for loan losses and a $2.5 million provision for loan losses reversal on impaired loans, respectively. Net charge-offs of $1.0 million and $4.0 million on impaired loans were recorded for the years ended December 31, 2013, and 2012, respectively.

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

        Other Real Estate Owned (OREO)—OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. The fair value of OREO is based on property appraisals adjusted at management's discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. It has been the Company's experience that appraisals quickly become outdated due to the volatile real-estate environment. Therefore, the inputs used to determine the fair value of OREO fall within Level 3. The Company may include within OREO other repossessed assets received as partial satisfaction of a loan. Other repossessed assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs.

        The following tables present the Company's nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Year to date loss
OREO:
At December 31, 2013	$5,371	$—	$—	$5,371	$(708)
At December 31, 2012	$10,914	$—	$—	$10,914	$(1,403)

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs. The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2013	2012
OREO recorded at fair value	$5,371	$10,914
Estimated selling costs	(274)	(337)

OREO	$5,097	$10,577

        Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption "Net loss on securities, other assets and other real estate owned." Below is a summary of OREO transactions for the years ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Beginning OREO balance	$10,577	$18,502
Property foreclosed and transferred in	449	421
OREO Sales	(5,221)	(6,943)
Net loss on sale and valuation adjustments	(708)	(1,403)

Ending OREO balance	5,097	10,577
Estimated selling costs	274	337

OREO recorded at fair value	$5,371	$10,914

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Weighted Average	Range
Trust preferred securities	$6,036	Market approach	Broker quotes or observable prices on similar securities	86%	83% - 99%
Impaired loans
Commercial	$516	Property appraisals(1)	Management discount for property type and recent market volatility	41%	0% - 80%
Real estate—mortgage	14,970	Property appraisals(1)	Management discount for property type and recent market volatility	18%	10% - 35%
Land acquisition & development	5,124	Property appraisals(1)	Management discount for property type and recent market volatility	30%	30%
Real estate—construction	1,577	Property appraisals(1)	Management discount for property type and recent market volatility	10%	10%

Total	$22,187
OREO
Commercial	$3,970	Property appraisals(1)	Management discount for property type and recent market volatility	11%	0% - 30%
Land acquisition & development	1,401	Property appraisals(1)	Management discount for property type and recent market volatility	34%	30% - 50%

Total	$5,371

(1)
The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows. Appraisals may include an 'as is' sales comparison approach and an 'upon completion' valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        The following table includes the estimated fair value of the Company's financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$76,028	$76,028	$65,893	$65,893
Restricted cash	—	—	4,540	4,540
Investment securities available for sale	535,133	535,133	558,169	558,169
Investment securities held to maturity	13,266	12,715	5,459	5,466
Other investments	8,397	8,397	8,037	8,037
Loans—net	2,047,309	2,045,447	1,879,566	1,885,648
Accrued interest receivable	8,770	8,770	8,354	8,354
Derivatives	8,341	8,341	9,061	9,061
Financial liabilities:
Deposits	$2,279,037	$2,279,996	$2,129,260	$2,129,835
Securities sold under agreements to repurchase	138,494	138,312	127,887	138,113
Accrued interest payable	679	679	461	461
Junior subordinated debentures	72,166	72,166	72,166	72,166
Subordinated notes payable	—	—	20,984	21,592
Derivatives	10,426	10,426	18,396	18,396

        The fair value estimation methodologies utilized by the Company for financial instruments and the classification level within the fair value hierarchy that those instruments fall are summarized as follows:

        Cash and Cash Equivalents—The carrying amount of cash and cash equivalents is a reasonable estimate of fair value which is classified as Level 2.

        Restricted Cash—The carrying amount of restricted cash is a reasonable estimate of fair value which is classified as Level 2.

        Other Investments—Included in this category are the Company's investment in the FHLB and other equity method investments. Due to restrictions on transferability, it is not practical to estimate fair value on the FHLB investment which is reported at carrying value. The fair value of other equity method investments approximates fair value and is classified as Level 2.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

17. Fair Value Measurements (Continued)

        Loans—The fair value of loans is estimated by discounting future contractual cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses. The fair value of loans is classified as Level 3 within the fair value hierarchy.

        Accrued Interest Receivable/Payable—The fair value of accrued interest receivable/payable approximates the carrying amount due to the short-term nature of these amounts and is classified in the same level hierarchy as the underlying assets/liabilities.

        Deposits—The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S. Treasury curve. Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value. The fair value of all deposits is classified as Level 2.

        Securities Sold Under Agreements to Repurchase—Estimated fair value is based on discounting cash flows and is classified as Level 2.

        Junior Subordinated Debentures—The estimated fair value of junior subordinated debentures approximates their carrying value, due to the variable interest rate paid on the debentures and is classified as Level 2.

        Subordinated Notes Payable—The estimated fair value of subordinated notes payable is based on discounting cash flows for comparable instruments and is classified as Level 3.

        Commitments to Extend Credit and Standby Letters of Credit—The Company's off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management's opinion that the fair value of these commitments would approximate their carrying value, if drawn upon, and are classified as Level 3.

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18. Segments

        The Company's operating segments consist of Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support and Other.

        The Commercial Banking segment consists of the operations of CoBiz Bank, a full-service business banking institution. Services provided include Commercial, Real Estate, and Private banking as well as treasury management, interest-rate hedging, and depository products.

        The Investment Banking segment consists of the operations of GMB, which provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

18. Segments (Continued)

        The Wealth Management segment has historically included the operations of the trust department, CIM and FDL's wealth transfer business line. As discussed in Note 2, the Company exited the trust and wealth transfer business lines at December 31, 2012. The segment's continuing operations beginning January 1, 2013, consist solely of CIM's investment management business. Revenues of the segment are generally derived as a percentage of assets under management for the investment management business.

        The Insurance segment includes the employee benefits and brokerage activities of CEB. CEB targets small- to mid-sized employers and offers group insurance and retirement plan design and consulting services. CoBiz Insurance, Inc. is a property and casualty (P&C) broker agency focusing on commercial and affluent individual lines of coverage. The majority of the revenues for the segment are derived from insurance product sales and referrals, paid by third-party insurance carriers.

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

        The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2013
(in thousands)	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$105,719	$4	$1	$6	$397	$106,127
Total interest expense	5,195	—	49	12	5,170	10,426
Provision for loan losses	(7,330)	—	—	—	(1,474)	(8,804)
Noninterest income	11,907	2,302	5,077	11,199	427	30,912
Noninterest expense	35,265	3,724	4,288	10,212	41,139	94,628
Management fees and allocations	22,313	155	355	449	(23,272)	—
Provision (benefit) for income taxes	30,049	(554)	300	465	(16,909)	13,351
Net income (loss) from continuing operations	32,134	(1,019)	86	67	(3,830)	27,438
Income from discontinued operations, net of tax	—	—	173	—	—	173
Net income (loss)	$32,134	$(1,019)	$259	$67	$(3,830)	$27,611
Depreciation and amortization	2,564	106	336	632	32	3,670
Identifiable assets at December 31, 2013	$2,764,609	$2,777	$4,901	$7,725	$20,679	$2,800,691

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

18. Segments (Continued)

	For the year ended December 31, 2012
(in thousands)	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$105,757	$6	$—	$4	$361	$106,128
Total interest expense	6,886	—	39	2	5,823	12,750
Provision for loan losses	(3,546)	—	—	—	(1,187)	(4,733)
Noninterest income	12,646	3,833	4,203	9,680	197	30,559
Noninterest expense	32,964	4,157	4,813	9,538	39,694	91,166
Management fees and allocations	20,605	150	641	388	(21,784)	—
Provision (benefit) for income taxes	30,284	(150)	(249)	68	(16,695)	13,258
Net income (loss) from continuing operations	31,210	(318)	(1,041)	(312)	(5,293)	24,246
Income from discontinued operations, net of tax	—	—	324	—	—	324
Net income (loss)	$31,210	$(318)	$(717)	$(312)	$(5,293)	$24,570
Depreciation and amortization	2,649	95	522	704	34	4,004
Identifiable assets at December 31, 2012	$2,611,788	$4,225	$6,548	$7,744	$23,336	$2,653,641

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

18. Segments (Continued)

	For the year ended December 31, 2011
(in thousands)	Commercial Banking	Investment Banking	Wealth Management	Insurance	Corporate Support and Other	Consolidated
Income Statement
Total interest income	$110,920	$8	$2	$2	$332	$111,264
Total interest expense	8,998	—	31	4	5,830	14,863
Provision for loan losses	570	—	—	—	3,432	4,002
Noninterest income	9,985	7,237	4,292	9,272	37	30,823
Noninterest expense	31,643	5,901	4,428	9,149	44,700	95,821
Management fees and allocations	22,979	151	628	368	(24,126)	—
Provision (benefit) for income taxes	25,322	507	(247)	(214)	(31,176)	(5,808)
Net income (loss) from continuing operations	31,393	686	(546)	(33)	1,709	33,209
Income from discontinued operations, net of tax	—	—	253	—	—	253
Net income (loss)	$31,393	$686	$(293)	$(33)	$1,709	$33,462
Depreciation and amortization	2,662	75	466	509	28	3,740
Identifiable assets at December 31, 2011	$2,372,100	$6,128	$4,720	$7,895	$32,661	$2,423,504

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

19. Condensed Financial Statements of Parent Company

        Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

	At December 31,
Condensed Balance Sheets (in thousands)	2013	2012
Assets:
Cash on deposit at subsidiary bank	$24,742	$32,597
Investment in subsidiaries	322,003	307,486
Accounts receivable from subsidiaries	9,065	16,535
Other	16,539	18,910

Total assets	$372,349	$375,528

Liabilities and shareholders' equity:
Liabilities:
Accounts payable to subsidiaries	$14,054	$15,744
Subordinated debentures	72,166	93,150
Other liabilities	5,044	9,583

Total liabilities	91,264	118,477
Shareholders' equity	281,085	257,051

Total liabilities and shareholders' equity	$372,349	$375,528

	For the years ended December 31,
Condensed Statements of Income (in thousands)	2013	2012	2011
Income:
Management fees	$4,457	$3,861	$3,834
Interest income	243	272	244
Other income	445	342	31

Total income	5,145	4,475	4,109
Expenses:
Salaries and employee benefits	4,255	4,715	4,499
Interest expense	5,360	6,041	6,018
Other expense	2,441	2,344	2,393

Total expenses	12,056	13,100	12,910
Loss before income taxes	(6,911)	(8,625)	(8,801)
Benefit for income taxes	(2,748)	(3,333)	(14,146)

Net income (loss) before equity in undistributed earnings of subsidiaries	(4,163)	(5,292)	5,345
Equity in undistributed earnings of subsidiaries	31,774	29,862	28,117

Net income	$27,611	$24,570	$33,462

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

19. Condensed Financial Statements of Parent Company (Continued)

	For the years ended December 31,
Condensed Statements of Cash Flows (in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$27,611	$24,570	$33,462
Equity in undistributed earnings of subsidiaries	(31,774)	(29,862)	(28,117)
Stock-based compensation	487	335	257
Change in other assets and liabilities	8,195	1,340	(7,452)

Net cash provided by (used in) operating activities	4,519	(3,617)	(1,850)
Cash flows from investing activities:
Net advances to subsidiaries	13,245	4,252	8,649
Other	(18)	(25)	(49)

Net cash provided by investing activities	13,227	4,227	8,600
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,960	12,582	468
Taxes paid in net settlement of restricted stock	(297)	—	—
Proceeds from issuance of preferred stock, net	—	—	57,337
Redemption of preferred stock	—	—	(64,450)
Redemption of subordinated notes payable	(20,984)	—	—
Dividends paid on common stock	(4,820)	(2,747)	(1,472)
Dividends paid on preferred stock	(1,465)	(2,868)	(2,394)
Other	5	—	—

Net cash provided by (used in) financing activities	(25,601)	6,967	(10,511)
Net increase (decrease) in cash and cash equivalents	(7,855)	7,577	(3,761)
Cash and cash equivalents—beginning of year	32,597	25,020	28,781

Cash and cash equivalents—end of year	$24,742	$32,597	$25,020

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

20. Supplemental Financial Data

        Other income and Other expense as shown in the condensed consolidated statements of income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

	Year ended December 31,
Other noninterest income (in thousands)	2013	2012	2011
Loan Fees	$1,950	$1,325	$1,328
Other customer service fees	1,620	1,415	1,227
Bank-owned life insurance earnings	1,295	1,286	1,237
Private equity investment income	897	2,240	888
Interest rate swap fees	1,201	1,490	21
Other income	56	184	366

Total	$7,019	$7,940	$5,067

	Year ended December 31,
Other noninterest expense (in thousands)	2013	2012	2011
Marketing and business development	$2,810	$2,425	$2,275
Service contracts	3,569	2,295	1,331
Professional fees	2,337	1,991	1,733
Office supplies and delivery	1,541	1,559	1,664
Charitable donations	993	826	849
Other expense	1,826	3,470	3,221

Total	$13,076	$12,566	$11,073

21. Selected Quarterly Financial Data (Unaudited)

        The table below sets forth unaudited financial information for each quarter of the last two years. During the fourth quarter of 2012, the Company exited its trust and wealth transfer business lines reported in the table below as discontinued operations. See Note 2—Discontinued Operations for

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AT AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Continued)

21. Selected Quarterly Financial Data (Unaudited) (Continued)

additional detail. Earnings per common share as noted below have not been separated between continuing and discontinued operations, as disclosed in Note 13—Earnings per Common Share.

	2013				2012
(in thousands)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Interest income	$26,954	$26,961	$26,160	$26,052	$26,243	$26,449	$26,842	$26,594
Interest expense	2,178	2,586	2,795	2,867	3,039	3,202	3,218	3,291
Net interest income	24,776	24,375	23,365	23,185	23,204	23,247	23,624	23,303
Income before income taxes	10,984	9,874	11,261	8,670	11,005	10,195	9,425	6,879
Net income from continuing operations	7,275	7,025	7,262	5,876	7,078	6,474	6,195	4,499
Income (loss) from discontinued operations, net of tax	—	—	—	173	453	(125)	(45)	41
Net income	7,275	7,025	7,262	6,049	7,531	6,349	6,150	4,540
Basic earnings per share(1)	$0.18	$0.17	$0.18	$0.14	$0.17	$0.14	$0.14	$0.10

Diluted earnings per share(1)	$0.18	$0.17	$0.18	$0.14	$0.17	$0.14	$0.14	$0.10

(1)
Due to rounding, the sum of the quarterly earnings per share amounts may not equal earnings per share for the year as disclosed elsewhere in this report.