Form 10-Q
period 2014-03-31
COBIZ FINANCIAL INC
filed 2014-04-25
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.

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

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

There were 40,624,347 shares  of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 24, 2014.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At March 31, 2014 and December 31, 2013

	March 31,	December 31,
(in thousands, except share and per share amounts)	2014	2013
Assets
Cash and due from banks	$63,181	$53,359
Interest-bearing deposits and federal funds sold	13,871	22,669
Total cash and cash equivalents	77,052	76,028

Investment securities available for sale (cost of $513,914 and $526,908, respectively)	525,519	535,133
Investment securities held to maturity (fair value of $12,701 and $12,715, respectively)	13,276	13,266
Other investments	8,416	8,397
Total investments	547,211	556,796

Loans - net of allowance for loan losses of $35,603 and $37,050, respectively	2,116,691	2,047,309
Intangible assets - net of amortization of $5,751 and $5,600, respectively	2,647	2,798
Bank-owned life insurance	44,086	43,768
Premises and equipment - net of depreciation of $36,264 and $35,705, respectively	6,035	6,034
Accrued interest receivable	9,296	8,770
Deferred income taxes, net	21,453	26,506
Other real estate owned - net of valuation allowance of $8,652 and $8,674, respectively	4,911	5,097
Other	23,400	27,585
TOTAL ASSETS	$2,852,782	$2,800,691

Liabilities
Deposits
Noninterest-bearing demand	$937,077	$961,705
Interest-bearing demand	542,304	487,037
Money market	590,596	572,175
Savings	13,979	12,803
Certificates of deposits	238,780	245,317
Total deposits	2,322,736	2,279,037
Securities sold under agreements to repurchase	89,521	138,494
Other short-term borrowings	60,001	-
Accrued interest and other liabilities	20,838	29,909
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,565,262	2,519,606

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and
outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 50,000,000 shares authorized;
40,621,597 and 40,368,008 issued and outstanding, respectively	400	397
Additional paid-in capital	241,882	240,660
Accumulated earnings	40,662	37,297
Accumulated other comprehensive income (AOCI), net of income tax
of $2,805 and $1,673, respectively	4,575	2,730
TOTAL SHAREHOLDERS' EQUITY	287,520	281,085
TOTAL LIABILITIES AND EQUITY	$2,852,782	$2,800,691
See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended
	March 31,
(in thousands, except per share amounts)	2014	2013
INTEREST INCOME:
Interest and fees on loans	$22,743	$21,731
Interest and dividends on investment securities:
Taxable securities	4,099	4,227
Nontaxable securities	55	4
Dividends on securities	70	63
Interest on federal funds sold and other	24	27
Total interest income	26,991	26,052
INTEREST EXPENSE:
Interest on deposits	987	1,289
Interest on short-term borrowings and securities sold under agreements to repurchase	83	94
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $359 and $534)	1,016	1,484
Total interest expense	2,086	2,867
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,905	23,185
Provision for loan losses	(1,888)	(1,590)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,793	24,775
NONINTEREST INCOME:
Service charges	1,376	1,328
Investment advisory income	1,422	1,112
Insurance income	2,762	2,510
Investment banking income	187	66
Other income	(66)	1,460
Total noninterest income	5,681	6,476
NONINTEREST EXPENSE:
Salaries and employee benefits	16,850	15,232
Occupancy expenses, premises and equipment	3,204	3,304
Amortization of intangibles	151	200
FDIC and other assessments	407	438
Other real estate owned and loan workout costs	341	191
Net gain on securities, other assets and other real estate owned (includes available for sale security reclassifications from AOCI of $39 and ($11))	(184)	(81)
Other expense	3,378	3,297
Total noninterest expense	24,147	22,581
INCOME BEFORE INCOME TAXES	8,327	8,670
Provision for income taxes (includes provision from AOCI reclassification items of $151 and $199)	2,810	2,794
NET INCOME FROM CONTINUING OPERATIONS	5,517	5,876
DISCONTINUED OPERATIONS:
Income from discontinued operations	-	259
Provision for income taxes	-	86
Net income from discontinued operations	-	173
NET INCOME	$5,517	$6,049

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,374	$5,535

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.14
Diluted	$0.13	$0.14
See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended
	March 31,
(in thousands)	2014	2013
Net income	$5,517	$6,049

Other comprehensive income items:
Unrealized gain on available for sale securities	3,341	374
Reclassification of (gain) loss to operations	39	(11)

Unrealized gain (loss) on derivatives	(762)	371
Reclassification of loss to operations	359	534
Total other comprehensive income items	2,977	1,268

Income tax provision:
Unrealized gain on available for sale securities	1,270	142
Reclassification to operations	15	(4)

Unrealized gain (loss) on derivatives	(289)	141
Reclassification to operations	136	203
Total income tax provision	1,132	482
Other comprehensive income, net of tax	1,845	786
Comprehensive income	$7,362	$6,835

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2014 and 2013

	For the three months ended
	March 31,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,517	$6,049
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	576	951
Depreciation and amortization	816	953
Amortization of net loan fees	(322)	(257)
Provision for loan and credit losses	(1,888)	(1,590)
Stock-based compensation	1,014	748
Federal Home Loan Bank stock dividend	(10)	(6)
Deferred income taxes	3,522	3,338
Increase in cash surrender value of bank-owned life insurance	(318)	(325)
Loss on securities, other assets and other real estate owned	(184)	(81)
Other operating activities, net	786	(595)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	-	345
Accrued interest and other liabilities	(12,371)	(7,457)
Accrued interest receivable	(526)	(852)
Other assets	1,273	(3,760)
Net cash used in operating activities	(2,115)	(2,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(9)	(211)
Proceeds from other investments	133	703
Purchase of investment securities available for sale	(3,394)	(20,454)
Maturity of investment securities available for sale	20,289	34,198
Maturity of investment securities held to maturity	14	8
Net proceeds from sale of loans, OREO and repossessed assets	6,409	1,817
Loan originations and repayments, net	(72,544)	1,192
Purchase of premises and equipment	(667)	(762)
Net cash (used in) provided by investing activities	(49,769)	16,491

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, and savings accounts	50,236	(58,836)
Net decrease in certificates of deposits	(6,537)	(5,320)
Net increase in short-term borrowings	60,001	39,000
Net decrease in securities sold under agreements to repurchase	(48,973)	(3,005)
Proceeds from issuance of common stock, net	273	553
Taxes paid in net settlements of restricted stock	(1,015)	-
Dividends paid on common stock	(1,389)	(1,191)
Dividends paid on preferred stock	(143)	(664)
Other financing activities, net	455	128
Net cash provided by (used in) financing activities	52,908	(29,335)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,024	(15,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,028	65,893
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,052	$50,510
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

The Bank is a commercial banking institution with ten locations in the Denver metropolitan area; one in Boulder; one near Vail; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB). CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March  31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The Condensed Consolidated Financial Statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at March 31, 2014 or December 31, 2013.

Certain reclassifications have been made to prior years’ Condensed Consolidated Financial Statements and related notes to conform to current year presentation including the combination of our operating segments.

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

	For the three months ended
	March 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$1,944	$2,686
Income taxes	3,306	5,398

Other noncash activities:
Trade date accounting for investment securities	-	2,053
Loans transferred to held for sale	6,000	1,854
Loans transferred to OREO	-	86
Financed sales of OREO	-	1,000

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

8 | Page

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Condensed Consolidated Statements of Cash Flows with the hedged items. The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans. These instruments are accounted for as fair value hedges in accordance with ASC 815. The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement. The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions. FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments. See Note 6—Derivatives.

Fair Value Measurements —  The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820

9 | Page

defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2.  Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (FASB) issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04).  The amendments of ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015.  The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

In April 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08).  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and improve related disclosures.  This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance.  ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014 and interim periods thereafter.  The Company is currently evaluating the effects ASU 2014-08 will have on its financial statements and disclosures, if any.

10 | Page

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three months ended March 31, 2014 and 2013. Earnings per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
(in thousands, except share amounts)	2014	2013
Net income from continuing operations	$5,517	$5,876
Net income from discontinued operations	-	173
Net income	5,517	6,049
Preferred stock dividends	(143)	(514)
Net income available to common shareholders	5,374	5,535
Dividends and undistributed earnings allocated to participating securities	(92)	(93)
Earnings allocated to common shares (1)	$5,282	$5,442

Weighted average common shares - issued	40,450,516	39,912,247
Average unvested restricted share awards	(684,662)	(699,810)
Weighted average common shares outstanding - basic	39,765,854	39,212,437
Effect of dilutive stock options and awards outstanding	212,739	149,722
Weighted average common shares outstanding - diluted	39,978,593	39,362,159
Weighted average antidilutive securities outstanding (2)	584,009	1,970,516

Basic earnings per common share	$0.13	$0.14
Diluted earnings per common share	$0.13	$0.14

Dividends declared per share	$0.035	$0.03

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive securities excluded from the diluted earnings per share computation.

11 | Page

4. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	March 31, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$312,045	$8,262	$616	$319,691	$326,555	$7,467	$811	$333,211
Trust preferred securities	81,156	2,253	612	82,797	82,768	1,250	1,694	82,324
Corporate debt securities	110,345	2,952	615	112,682	108,862	3,088	968	110,982
Municipal securities	10,368	36	55	10,349	8,723	8	115	8,616
Total AFS	$513,914	$13,503	$1,898	$525,519	$526,908	$11,813	$3,588	$535,133
Held to maturity securities (HTM):
Mortgage-backed securities	$161	$6	$-	$167	$175	$6	$-	$181
Trust preferred securities	13,115	-	581	12,534	13,091	-	557	12,534
Total HTM	$13,276	$6	$581	$12,701	$13,266	$6	$557	$12,715

The gain (loss) recognized on securities sold or called are summarized as follows:

	For the three months ended March 31,
(in thousands)	2014	2013
Gains	$-	$16
Losses	(39)	(5)

The amortized cost and fair value of investments in debt securities at March 31, 2014, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$9,804	$9,926	$-	$-
Due after one year through five years	81,256	83,899	-	-
Due after five years through ten years	27,733	27,283	-	-
Due after ten years	83,076	84,720	13,115	12,534
Mortgage-backed securities	312,045	319,691	161	167
	$513,914	$525,519	$13,276	$12,701

Investment securities with an approximate fair value of $157.0 million and $138.8 million were pledged to secure public deposits of $133.4 million and $106.4 million at March 31, 2014 and December 31, 2013, respectively.  Securities sold under agreements to repurchase of $89.5 million and $138.5 million at March 31, 2014 and December 31, 2013, respectively, consisted primarily of MBS with an estimated fair value of $94.7 million and $162.8 million, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the

12 | Page

amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in OCI.    During the three months ended March 31, 2014 and 2013, the Company did not have any credit impaired securities.

There were 29 and 44 securities in the tables below at March 31, 2014 and December 31, 2013, respectively, in an unrealized loss position.

	At March 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$47,118	$599	$3,266	$17	$50,384	$616
Trust preferred securities	13,764	539	2,650	73	16,414	612
Corporate debt securities	17,064	615	-	-	17,064	615
Municipal securities	6,839	55	-	-	6,839	55
Total AFS	$84,785	$1,808	$5,916	$90	$90,701	$1,898

HTM
Trust preferred securities	$7,660	$136	$4,874	$445	$12,534	$581
Total HTM	$7,660	$136	$4,874	$445	$12,534	$581

	At December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$52,509	$811	$-	$-	$52,509	$811
Trust preferred securities	49,934	1,599	1,903	95	51,837	1,694
Corporate debt securities	20,609	938	4,970	30	25,579	968
Municipal securities	7,787	115	-	-	7,787	115
Total AFS	$130,839	$3,463	$6,873	$125	$137,712	$3,588

HTM
Trust preferred securities	$12,534	$557	$-	$-	$12,534	$557
Total HTM	$12,534	$557	$-	$-	$12,534	$557

Other investments at March 31, 2014 and December 31, 2013, consist of the following:

	At March 31,	At December 31,
(in thousands)	2014	2013
Bank stocks — at cost	$6,244	$6,225
Investment in statutory trusts — equity method	2,172	2,172
Total	$8,416	$8,397

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at March 31, 2014, did not consider the investment to be other-than-temporarily impaired.

13 | Page

5. Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  In the first quarter of 2014, the Company combined its land acquisition and development and real estate construction loan segments into a single segment called Construction and land.  Prior period balances were adjusted to conform to the current presentation.  The Company’s loan portfolio segments are:

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

•

Construction and land – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.  The Company also originates loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction loans or consumer.

14 | Page

The loan portfolio segments at March  31, 2014 and December 31, 2013 were as follows:

(in thousands)	At March 31, 2014	At December 31, 2013
Commercial	$861,159	$825,530
Real estate - mortgage	926,949	901,721
Construction & land	136,784	128,670
Consumer	183,165	181,067
Other	46,489	49,394
Loans held for investment	2,154,546	2,086,382

Allowance for loan losses	(35,603)	(37,050)
Unearned net loan fees	(2,252)	(2,023)
Total net loans	$2,116,691	$2,047,309

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $40.0 million balance outstanding at March  31, 2014, was collateralized by loans of $818.9 million with a lending value of $521.5 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2014 and December 31, 2013 is summarized below:

	At March 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$116,527	$4,411	$120,938
Finance and insurance	85,194	514	85,708
Healthcare	96,416	258	96,674
Real estate services	99,301	1,549	100,850
Construction	49,814	3,108	52,922
Wholesale and retail trade	73,509	1,837	75,346
Other	324,335	4,386	328,721
	845,096	16,063	861,159
Real estate - mortgage
Residential & commercial owner-occupied	449,816	13,454	463,270
Residential & commercial investor	461,235	2,444	463,679
	911,051	15,898	926,949

Construction & land	131,757	5,027	136,784

Consumer	181,875	1,290	183,165
Other	46,489	-	46,489
Total loans held for investment	$2,116,268	$38,278	$2,154,546
Unearned net loan fees			(2,252)
Net loans held for investment			$2,152,294

15 | Page

	At December 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$101,114	$4,582	$105,696
Finance and insurance	76,589	517	77,106
Healthcare	99,526	639	100,165
Real estate services	98,691	1,591	100,282
Construction	51,616	1,695	53,311
Wholesale and retail trade	69,167	1,937	71,104
Other	313,862	4,004	317,866
	810,565	14,965	825,530
Real estate - mortgage
Residential & commercial owner-occupied	436,479	16,500	452,979
Residential & commercial investor	441,186	7,556	448,742
	877,665	24,056	901,721

Construction & land	122,637	6,033	128,670

Consumer	179,645	1,422	181,067
Other	49,394	-	49,394
Total loans held for investment	$2,039,906	$46,476	$2,086,382
Unearned net loan fees			(2,023)
Net loans held for investment			$2,084,359

16 | Page

Transactions in the allowance for loan losses by segment for the three months ended March  31, 2014 and 2013 are summarized below:

	Three months ended March 31,
(in thousands)	2014	2013
Allowance for loan losses, beginning of period
Commercial	$14,103	$13,448
Real estate - mortgage	14,919	17,832
Construction & land	3,346	9,893
Consumer	2,471	3,061
Other	479	451
Unallocated	1,732	2,181
Total	37,050	46,866

Provision
Commercial	$645	$(339)
Real estate - mortgage	(1,574)	1,477
Construction & land	(688)	(2,891)
Consumer	20	65
Other	7	68
Unallocated	(298)	30
Total	(1,888)	(1,590)

Charge-offs
Commercial	$(118)	$(47)
Real estate - mortgage	(33)	(147)
Construction & land	(46)	(620)
Consumer	(3)	(8)
Total	(200)	(822)

Recoveries
Commercial	$140	$158
Real estate - mortgage	149	55
Construction & land	303	188
Consumer	49	19
Total	641	420

Allowance for loan losses, end of period
Commercial	$14,770	$13,220
Real estate - mortgage	13,461	19,217
Construction & land	2,915	6,570
Consumer	2,537	3,137
Other	486	519
Unallocated	1,434	2,211
Total	$35,603	$44,874

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

17 | Page

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

18 | Page

adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At March 31, 2014				At December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$16,824	$1,975	$843,236	$12,795	$17,454	$2,140	$806,999	$11,963
Real estate - mortgage	24,250	1,066	901,797	12,395	25,501	2,371	875,363	12,548
Construction & land	9,250	610	126,768	2,305	10,454	932	117,498	2,414
Consumer	811	179	182,345	2,358	807	174	180,249	2,297
Other	-	-	47,013	486	-	-	50,034	479
Unallocated	-	-	-	1,434	-	-	-	1,732
Total	$51,135	$3,830	$2,101,159	$31,773	$54,216	$5,617	$2,030,143	$31,433

Information on impaired loans at March  31, 2014 and December 31, 2013 is reported in the following tables:

	At March 31, 2014
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$3,646	$3,618	$3,566	$52	$342
Finance and insurance	514	514	514	-	98
Healthcare	563	258	258	-	45
Real estate services	7,417	7,417	7,417	-	490
Construction	2,018	2,018	1,924	94	163
Wholesale and retail trade	213	213	70	143	54
Other	3,085	2,786	2,275	511	783
	17,456	16,824	16,024	800	1,975
Real estate - mortgage
Residential & commercial owner-occupied	8,390	7,889	4,007	3,882	868
Residential & commercial investor	7,461	7,440	4,996	2,444	198
	15,851	15,329	9,003	6,326	1,066

Construction & land	8,869	7,944	3,640	4,304	610

Consumer	811	811	811	-	179
Total	$42,987	$40,908	$29,478	$11,430	$3,830

19 | Page

	At December 31, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$4,887	$4,859	$4,797	$62	$479
Finance and insurance	517	517	517	-	106
Healthcare	236	236	236	-	23
Real estate services	7,473	7,473	7,473	-	505
Construction	1,708	1,708	1,613	95	222
Wholesale and retail trade	294	248	97	151	59
Other	2,418	2,413	2,215	198	746
	17,533	17,454	16,948	506	2,140
Real estate - mortgage
Residential & commercial owner-occupied	6,468	5,967	2,524	3,443	709
Residential & commercial investor	11,058	10,518	8,357	2,161	1,662
	17,526	16,485	10,881	5,604	2,371

Construction & land	10,279	8,877	4,557	4,320	932

Consumer	807	807	807	-	174
Total	$46,145	$43,623	$33,193	$10,430	$5,617

(1)

Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

20 | Page

	For the three months ended March 31,
	2014		2013
(in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial
Manufacturing	$3,635	$40	$5,327	$73
Finance and insurance	515	6	767	8
Healthcare	262	2	281	3
Real estate services	7,433	62	7,862	73
Construction	1,866	21	3,538	29
Wholesale and retail trade	224	6	440	9
Other	3,373	34	2,335	10
	17,308	171	20,550	205
Real estate - mortgage
Residential & commercial owner-occupied	7,916	36	13,393	69
Residential & commercial investor	7,470	68	14,702	87
	15,386	104	28,095	156

Construction & land	8,008	43	11,700	70

Consumer	813	7	1,488	10
Total	$41,515	$325	$61,833	$441

Interest income of $0.3 million and $0.4 million recognized on impaired loans during the three months ended March  31, 2014 and 2013, respectively, represents primarily interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.

The table below summarizes transactions as it relates to troubled debt restructurings during the three months ended March 31, 2014:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2013	$29,683	$12,010	$41,693
New restructurings (1)	4,764	100	4,864
Change in accrual status	(3,196)	3,196	-
Paydowns	(961)	(6,810)	(7,771)
Net charge-offs	-	(122)	(122)
Ending balance at March 31, 2014	$30,290	$8,374	$38,664

(1)

Includes certain loans that were restructured and no longer subject to disclosure requirements in prior years.  However, these troubled debt restructurings were subject to disclosure requirements at March 31, 2014 due to noncompliance with modified terms.

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March  31, 2014 and 2013.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

21 | Page

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Real estate services	-	$-	$-	3	$730	$730
Construction	2	300	350	-	-	-
Wholesale and retail trade	1	47	41	-	-	-
Other	2	150	90	2	163	162
	5	497	481	5	893	892
Real estate - mortgage
Residential & commercial owner-occupied	1	2,639	2,187	4	3,221	3,221
Residential & commercial investor	1	2,071	2,071	2	1,794	1,673
	2	4,710	4,258	6	5,015	4,894
Construction & land	1	121	115	-	-	-
Consumer	1	10	10	-	-	-
Total	9	$5,338	$4,864	11	$5,908	$5,786

Troubled debt restructurings during the three months ended March  31, 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March  31, 2014 and 2013.

The following table presents troubled loans restructured within the past 12 months with a payment default during the three months ended March  31, 2014 and 2013.

	For the three months ended, March 31,
	2014		2013
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Real estate services	-	$-	1	$395
	-	-	1	395
Construction & land	1	2,615	-	-
Total	1	$2,615	1	$395

At March  31, 2014 and December 31, 2013 there were $2.2 million and $1.0 million in outstanding commitments on restructured loans, respectively.

22 | Page

The Company’s nonaccrual loans by class at March  31, 2014 and December 31, 2013 are reported in the following table:

	At
(in thousands)	March 31, 2014	December 31, 2013
Commercial
Manufacturing	$68	$79
Finance and insurance	60	` 63
Health care	34	-
Construction	192	201
Wholesale and retail trade	196	206
Other	1,152	781
Total commercial	1,702	1,330

Real estate - mortgage
Residential & commercial owner-occupied	4,757	5,020
Residential & commercial investor	372	5,484
Total real estate - mortgage	5,129	10,504

Construction & land	3,681	1,986

Consumer	106	101
Total nonaccrual loans	$10,618	$13,921

The following table summarizes the aging of the Company’s loan portfolio at March  31, 2014 and December 31, 2013.  There were no loans 90 days or more past due and accruing at March 31, 2014.

	At March 31, 2014
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$53	$-	$-	$53	$120,885	$120,938
Finance and insurance	-	-	-	-	85,708	85,708
Healthcare	-	34	-	34	96,640	96,674
Real estate services	-	-	-	-	100,850	100,850
Construction	-	-	-	-	52,922	52,922
Wholesale and retail trade	-	-	53	53	75,293	75,346
Other	395	-	741	1,136	327,585	328,721
	448	34	794	1,276	859,883	861,159
Real estate - mortgage
Residential & commercial owner-occupied	554	-	723	1,277	461,993	463,270
Residential & commercial investor	-	-	-	-	463,679	463,679
	554	-	723	1,277	925,672	926,949

Construction & land	-	-	3,647	3,647	133,137	136,784

Consumer	707	-	-	707	182,458	183,165
Other	646	-	-	646	45,843	46,489
Total loans held for investment	$2,355	$34	$5,164	$7,553	$2,146,993	$2,154,546
Unearned net loan fees						(2,252)
Net loans held for investment						$2,152,294

23 | Page

	At December 31, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$-	$-	$-	$-	$105,696	$105,696	$-
Finance and insurance	-	-	-	-	77,106	77,106	-
Healthcare	259	-	-	259	99,906	100,165	-
Real estate services	24	-	-	24	100,258	100,282	-
Construction	-	-	19	19	53,292	53,311	19
Wholesale and retail trade	-	-	100	100	71,004	71,104	-
Other	727	324	-	1,051	316,815	317,866	-
	1,010	324	119	1,453	824,077	825,530	19
Real estate - mortgage
Residential & commercial owner-occupied	-	-	913	913	452,066	452,979	-
Residential & commercial investor	-	-	-	-	448,742	448,742	-
	-	-	913	913	900,808	901,721	-

Construction & land	816	-	1,951	2,767	125,903	128,670	-

Consumer	-	2	-	2	181,065	181,067	-
Other	-	-	-	-	49,394	49,394	-
Total loans held for investment	$1,826	$326	$2,983	$5,135	$2,081,247	$2,086,382	$19
Unearned net loan fees						(2,023)
Net loans held for investment						$2,084,359

24 | Page

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

At March  31, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $17.9 million against its obligations under these agreements.  At March  31, 2014, the Company was not in default with any of its debt or capitalization covenants.

25 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2014	2013	classification	2014	2013
Derivatives designated as hedging
instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$222	$184	Accrued interest and other liabilities	$4,448	$4,007
Fair value hedge - interest rate swap	Other assets	$1,068	$1,735	Accrued interest and other liabilities	$35	$-

Derivatives not designated as
hedging instruments under ASC 815:
Interest rate swap	Other assets	$5,495	$6,422	Accrued interest and other liabilities	$5,580	$6,409
Foreign exchange forward contracts	Other assets	$-	$-	Accrued interest and other liabilities	$1	$10

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.

	At March 31, 2014			At December 31, 2013
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets
Derivatives designated as hedges	$1,291	$(222)	$1,069	$1,919	$(286)	$1,633
Derivatives not designated as hedges	5,495	(350)	5,145	6,422	(366)	6,056
Total	$6,786	$(572)	$6,214	$8,341	$(652)	$7,689

26 | Page

	At March 31, 2014				At December 31, 2013
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(4,483)	$222	$(4,261)	$7,971	$(4,007)	$286	$(3,721)	$7,043
Derivatives not designated as hedges	(5,581)	350	(5,231)	9,977	(6,419)	366	(6,053)	11,946
Total	$(10,064)	$572	$(9,492)	$17,948	$(10,426)	$652	$(9,774)	$18,989

Cash Flow Hedges of Interest Rate Risk —  For hedges of the Company's variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At March 31, 2014 the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate received under these swaps was 1.41%.  The swaps have contractual maturities ranging from three to five years.

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

Based on the Company's ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the "Hypothetical Derivative" method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March  31, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $2.2 million will be reclassified as an increase to interest expense and $0.9 million as an increase to interest income.

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

27 | Page

	Cash flow hedge component of AOCI
	Three months ended March 31,
(in thousands)	2014	2013
Beginning of period balance	$(2,370)	$(5,607)
Net change	(250)	561
End of period balance	$(2,620)	$(5,046)

Fair Value Hedges of Fixed-Rate Assets —  The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR. The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company's fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting. Under the shortcut method of accounting no ineffectiveness is assumed. For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At March  31, 2014, the Company had four interest rate swaps with a notional amount of $28.2 million used to hedge the change in the fair value of four commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three months ended March  31, 2014 and 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At March  31, 2014, the Company had 118 interest-rate swaps with an aggregate notional amount of $291.6 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Income and were immaterial for the three months ended March  31, 2014 and 2013.

During the fourth quarter of 2013, the Company expanded its product offerings to include international banking products, thereby creating exchange-rate risk exposure. At March 31, 2014, the Company's foreign currency holdings included British pounds, Euros, Australian and Canadian dollars. In order to economically reduce the risk associated with the fluctuation of the aforementioned foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss. These contracts are not designated as hedging instruments. Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency's spot rate, while the forward contracts are revalued using the currency's forward rates. Forward contracts in gain positions are recorded at fair value in 'other' assets, while contracts in loss positions are recorded in 'other' liabilities in the consolidated balance sheets. Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as 'other' noninterest income in the consolidated statement of operations. At March 31, 2014, the Company had entered into five forward contracts with a notional amount of $3.9 million maturing in April 2014. Net gains recognized during the three months ended March 31, 2014 on foreign exchange forward contracts were immaterial.

28 | Page

7. Employee Benefit and Stock Compensation Plans

Stock Options and Awards - During the three months ended March 31, 2014, the Company recognized compensation expense (net of estimated forfeitures) of $1.0 million, compared to $0.8 million in the prior year period. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the three months ended March  31, 2014.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2013	1,292,077	$11.82
Granted	23,500	11.94
Exercised	(23,603)	6.87
Forfeited	(163,260)	16.54
Outstanding at March 31, 2014	1,128,714	$11.24
Exercisable at March 31, 2014	950,050	$11.65

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $3.82 per share.

The following table summarizes changes in stock awards for the three months ended March  31, 2014.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2013	681,578	$7.04
Granted	310,966	11.34
Vested	(326,843)	7.24
Forfeited	(2,226)	5.56
Unvested at March 31, 2014	663,475	$8.96

At March  31, 2014, there was $6.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.3 years.

8. Segments

Due to recent organizational changes and the manner in which the chief operating decision maker reviews the Company, in the first quarter of 2014, the Company re-evaluated the identification of its reportable segments under ASC Topic 280 - Segment Reporting (ASC 280).  As a result of this evaluation, the Company aggregated the segments previously reported as Investment Banking, Wealth Management and Insurance into a new segment titled Fee-Based Lines.  The changes to our reporting segments are consistent with the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources.  Additionally, none of the segments previously reported (Investment Banking, Wealth Management and Insurance) meet the quantitative thresholds under ASC 280 for separate reporting.  No changes were made to Commercial Banking or Corporate Support and Other.  All prior period disclosures have been adjusted conform to the new presentation.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which is specifically identifiable or which is allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three months ended March 31, 2014 and 2013 by segment.

29 | Page

	Three months ended March 31, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$26,885	$1	$105	$26,991
Total interest expense	1,093	11	982	2,086
Provision for loan losses	(1,599)	-	(289)	(1,888)
Noninterest income	1,210	4,371	100	5,681
Noninterest expense	9,435	4,412	10,300	24,147
Management fees and allocations, net of tax	6,236	287	(6,523)	-
Provision (benefit) for income taxes	6,802	(46)	(3,946)	2,810
Net income (loss)	$6,128	$(292)	$(319)	$5,517

	Three months ended March 31, 2013
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$25,958	$3	$91	$26,052
Total interest expense	1,424	15	1,428	2,867
Provision for loan losses	(1,031)	-	(559)	(1,590)
Noninterest income	2,681	3,688	107	6,476
Noninterest expense	8,215	4,419	9,947	22,581
Management fees and allocations, net of tax	5,477	261	(5,738)	-
Provision (benefit) for income taxes	7,149	(220)	(4,135)	2,794
Net income (loss) from continuing operations	7,405	(784)	(745)	5,876
Net income from discontinued operations	-	173	-	173
Net income (loss)	$7,405	$(611)	$(745)	$6,049

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

30 | Page

market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.

A description of the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities – At March 31, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Prior to 2014, the Company had classified three TPS as Level 3 due to their illiquid nature and lack of trading activity.  In the first quarter of 2014, one single-issuer TPS of $0.7 million was transferred from Level 2 to Level 3 based on a lack of trading activity.  Unrealized gains transferred during the period were immaterial and total unrealized gains recognized in AOCI at March 31, 2014, on TPS Level 3 securities were $0.1 million.

Gains and losses recognized on sales, calls and maturities during the three months ended March 31, 2014 and 2013 were insignificant.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2014 and December 31, 2013, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

The Company uses foreign exchange forward contracts to mitigate exchange-rate risk arising from the Company’s foreign currency holdings to support its international banking product offering.  Fair value measurements of these assets or liabilities are priced based on spot and forward foreign currency rates and the credit worthiness of the contract counterparty.  These contracts are classified in Level 2.

Impaired loans – Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on

31 | Page

an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value has occurred.  The Company classified impaired loans as Level 3.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$319,691	$-	$319,691	$-
Trust preferred securities	82,797	45,335	30,555	6,907
Corporate debt securities	112,682	-	112,682	-
Municipal securities	10,349	-	10,349	-
Total available for sale securities	$525,519	$45,335	$473,277	$6,907

Derivatives:
Cash flow hedge - interest rate swap	$222	$-	$222	$-
Fair value hedge - interest rate swap	1,068	-	1,068	-
Non-designated hedges - interest rate swap	5,495	-	5,495	-
Total derivative assets	$6,785	$-	$6,785	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$4,448	$-	$4,448	$-
Fair value hedge - interest rate swap	35	-	35	-
Non-designated hedges - interest rate swap	5,580	-	5,580	-
Foreign exchange forward contracts	1	-	1	-
Total derivative liabilities	$10,064	$-	$10,064	$-

32 | Page

		Fair value measurements using:
(in thousands)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$333,211	$-	$333,211	$-
Trust preferred securities	82,324	46,252	30,036	6,036
Corporate debt securities	110,982	-	110,982	-
Municipal securities	8,616	-	8,616	-
Total available for sale securities	$535,133	$46,252	$482,845	$6,036

Derivatives:
Cash flow hedge - interest rate swap	$184	$-	$184	$-
Fair value hedge - interest rate swap	1,735	-	1,735	-
Non-designated hedges - interest rate swap	6,422	-	6,422	-
Total derivative assets	$8,341	$-	$8,341	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$4,007	$-	$4,007	$-
Non-designated hedges - interest rate swap	6,409	-	6,409	-
Foreign exchange forward contracts	10	-	10	-
Total derivative liabilities	$10,426	$-	$10,426	$-

A  reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the three	For the year	For the three
	months ended	ended	months ended
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Beginning balance	$6,036	$980	$980
Transfers	706	5,119	-
Net accretion	14	13	-
Unrealized gain (loss) included in comprehensive income	151	(76)	3
Ending balance	$6,907	$6,036	$983

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At March 31, 2014	$22,024	$-	$-	$22,024
At December 31, 2013	$22,187	$-	$-	$22,187

During the three months ended March 31, 2014, the Company recorded a $1.8 million provision for loan loss reversal on impaired loans.  For the three months ended March 31, 2014, the Company recorded net recoveries of $0.4 million on impaired loans.

33 | Page

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March  31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At March 31, 2014	$5,176	$-	$-	$5,176	$223
At December 31, 2013	$5,371	$-	$-	$5,371	$(708)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2014	December 31, 2013
OREO recorded at fair value	$5,176	$5,371
Estimated selling costs	(265)	(274)
OREO	$4,911	$5,097

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the three months ended March 31, 2014:

(in thousands)	OREO
Beginning OREO balance	$5,097
OREO sales	(409)
Net gain on sale and valuation adjustments	223
Ending OREO balance	4,911
Estimated selling costs	265
OREO recorded at fair value	$5,176

34 | Page

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Weighted Average %	Range
Trust preferred securities	$6,907	Market approach	Broker quotes or observable prices on similar securities	88%	85% - 99%
Impaired loans:
Commercial	$830	Property appraisals (1)	Management discount for property type and recent market volatility	42%	10% - 76%
Real estate - mortgage	15,584	Property appraisals (1)	Management discount for property type and recent market volatility	13%	0% - 50%
Construction & land	5,610	Property appraisals (1)	Management discount for property type and recent market volatility	16%	0% - 35%
Total impaired loans	$22,024

OREO:
Commercial	$3,970	Property appraisals (1)	Management discount for property type and recent market volatility	11%	0% - 30%
Construction & land	1,206	Property appraisals (1)	Management discount for property type and recent market volatility	35%	30% - 50%
Total OREO	$5,176

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2014 and December 31, 2013.

35 | Page

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$77,052	$77,052	$76,028	$76,028
Investment securities available for sale	525,519	525,519	535,133	535,133
Investment securities held to maturity	13,276	12,701	13,266	12,715
Other investments	8,416	8,416	8,397	8,397
Loans — net	2,116,691	2,108,640	2,047,309	2,045,447
Accrued interest receivable	9,296	9,296	8,770	8,770
Derivatives	6,785	6,785	8,341	8,341

Financial liabilities:
Deposits	$2,322,736	$2,323,021	$2,279,037	$2,279,996
Securities sold under agreements to repurchase	89,521	90,202	138,494	138,312
Other short-term borrowings	60,001	60,001	-	-
Accrued interest payable	821	821	679	679
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	10,064	10,064	10,426	10,426

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

Deposits — The fair value of certificates of deposit is estimated by discounting the expected life using an index of the U.S Treasury curve.  Non-maturity deposits are reflected at their carrying value for purposes of estimating fair value. The fair value of all deposits is classified as Level 2.

Securities sold under agreements to repurchase — Estimated fair value is based on discounting cash flows and is classified as Level 2.

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

36 | Page

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at March 31, 2014:

At March 31, 2014
(in thousands)	Company	Bank
Shareholders' equity	$287,520	$301,418
Disallowed intangible assets	(2,647)	-
Unrealized gain on available for sale securities	(7,195)	(7,195)
Unrealized gain (loss) on cash flow hedges	2,620	(44)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier I regulatory capital	$350,290	$294,179

Allowance for loan losses	30,418	30,059
Total risk-based regulatory capital	$380,708	$324,238

	Company			Bank
At March 31, 2014	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$350,290	$380,708	$350,290	$294,179	$324,238	$294,179
Well-capitalized requirement	145,693	242,822	139,240	143,982	239,970	137,811
Regulatory capital - excess	$204,597	$137,886	$211,050	$150,197	$84,268	$156,368
Capital ratios	14.4%	15.7%	12.6%	12.3%	13.5%	10.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

37 | Page

11.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 is detailed in the following schedules.

	Three months ended
Other noninterest income	March 31,
(in thousands)	2014	2013
Loan fees	$486	$327
Other customer service fees	444	380
Private equity investment income (loss)	(1,198)	277
Other	202	476
Total	$(66)	$1,460

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2014	2013
Marketing and business development	$716	$739
Service contracts	883	754
Professional fees	561	621
Office supplies and delivery	338	376
Other	880	807
Total	$3,378	$3,297

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2013. For a discussion of the segments included in our principal activities, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Executive Summary

CoBiz Financial Inc. is a $2.9 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.

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

Industry Overview

At the March 2014 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that while some indicators of labor market conditions have shown improvement, the unemployment rate remains elevated.  Previously, the FOMC had stated that the low range of the target federal funds rate would remain appropriate for as long as the unemployment rate was above 6.5% and inflation is projected to be no more than a half percentage point above the FOMC’s 2% goal.  In its latest statement, the FOMC removed its 6.5% unemployment target and indicated that it would instead assess progress towards its objective of maximum employment and 2% inflation.  The FOMC also announced that due to cumulative progress toward maximum employment and the improvement in the labor market outlook, it further reduced the purchase of agency mortgage-backed securities to $25

38 | Page

billion per month, down from the previous pace of $30 billion per month.  The FOMC will also reduce the purchase of longer-term Treasury securities from its previous pace of $40 billion per month to $35 billion per month.  These actions are intended to pressure longer-term interest rates and support the mortgage market, among other things.

Labor markets continued to improve in 2014 with the national unemployment rate decreasing to 6.7% in March, down from respective averages of 7.4% and 8.1% in 2013 and 2012, respectively.  As of February 2014, Colorado had the third highest year-over-year percentage increase in nonfarm payroll employment, while   Arizona was noted as having a statistically significant employment increase.

In the fourth quarter of 2013, FDIC insured commercial banks and savings institutions reported combined earnings of $40.3 billion, 17% higher than a year ago.  For the full year 2013, industry net income increased for the fourth consecutive year.  However, the average Return on Assets (ROA) of 1.1% for the fourth quarter of 2013 remains below the average ROA of 1.27% for the industry between 2000-2006. Quarterly net interest income for the industry recognized its most significant year-over-year increase since the fourth quarter of 2010.  The quarterly net interest margin for the industry also improved, as it declined on a year-over-year basis at the lowest level since the fourth quarter of 2010.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first three months of 2014:

•

During the first quarter of 2014, the Company realigned its reportable segments to reflect recent organizational and structural changes.  As part of this change, the Company’s segments that were previously reported as Investment Banking, Wealth Management and Insurance were combined into one segment titled “Fee-Based Lines.”

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013
Net interest income before provision	$24,905	$23,185
Provision for loan losses	(1,888)	(1,590)
Noninterest income	5,681	6,476
Net income	5,517	6,049

Diluted earnings per common share	$0.13	$0.14
Net interest margin	3.90%	3.87%
Return on average assets	0.80%	0.94%
Return on average shareholders' equity	7.86%	9.43%

•

Net interest income and net interest margin both increased in the first quarter of 2014 over the prior year.  However, lower noninterest income and an increase in noninterest expense during the same period resulted in lower net income and earnings per share in the first quarter of 2014 over the prior year.

•	Improvements in overall credit quality metrics resulted in a net reversal of provision for loan losses of $1.9 million in the first quarter of 2014.

•

The Company’s earnings were negatively impacted in the first quarter of 2014 by a $1.3 million loss recognized on an equity method investment.  This was due to a loss realized by one of the funds the Company has invested in.

39 | Page

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2014	2013
Total assets	$2,852,782	$2,800,691
Total investments	547,211	556,796
Total loans	2,152,294	2,084,359
Total deposits	2,322,736	2,279,037
Securities sold under agreements to repurchase	89,521	138,494
Total shareholders' equity	287,520	281,085

Allowance for loan losses	$35,603	$37,050
Nonperforming assets	15,529	19,037
Allowance for loan and credit losses to total loans	1.65%	1.78%
Nonperforming assets to total assets	0.54%	0.68%

•	The loan portfolio at March 31, 2014 increased $67.9 million, or 13.2% annualized, over the balance at December 31, 2013.

•

The allowance for loan and credit losses decreased to 1.65% of total loans at March 31, 2014, from 1.78% at December 31, 2013. Nonperforming loans decreased $3.3 million in the first three months of 2014 and classified loans decreased $8.2 million during the same period.

•	Noninterest-bearing demand deposits totaled $937.1 million at March 31, 2014 and comprise 40.3% of total deposits.

•

Due to a concerted effort by the Company to transition clients out of our customer repurchase agreements and into other deposit products, securities sold under agreements to repurchase declined $49.0 million in the first quarter of 2014.  Reducing the customer repurchase agreements will allow the Company to reduce its investment portfolio and allow the loan portfolio to continue to grow.

•	The Company’s total risk-based capital ratio was 15.7% at March 31, 2014, and December 31, 2013.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations. In addition to the discussion on fair value measurements and deferred taxes below, a description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At March  31, 2014 there were $532.3 million or 18.7% of total assets recorded at fair value on a recurring basis consisting of $525.5 million in available for sale securities and $6.8 million in derivative instruments.  At March 31, 2014, $10.1 million or 0.4% of total liabilities represents liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities.

40 | Page

Assets recorded at fair value on a nonrecurring basis at March 31, 2014, consist of impaired loans totaling $22.0 million or 0.8% of total assets.

At March 31, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade.  These securities are classified as Level 2 or Level 3 if the securities are highly illiquid and lack trading activity.   Securities classified as Level 3 totaled $6.9 million at March 31, 2014, representing 0.2% of total assets at the report date. For additional information on the fair value of certain financial assets and liabilities see Note 9 to the Condensed Consolidated Financial Statements.

Deferred Tax Assets.  At March 31, 2014, the Company has recorded net deferred tax assets of $21.5 million which relate to expected future deductions arising in large part from the allowance for loan losses.  Since there is no absolute assurance that these assets will be realized, the Company evaluates its ability to carryback losses, its tax planning strategies and forecasts of future earnings to determine the need for a valuation allowance on these assets.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  The Company did not have a valuation allowance at March 31, 2014 or December 31, 2013.

Financial Condition

Total assets at March 31, 2014 were $2.85 billion, increasing $52.1 million or 1.9% from $2.80 billion at December 31, 2013.  Assets consist primarily of loans net of allowance for losses and investment securities, accounting for 93% of total assets.  Total liabilities at March 31, 2014, were $2.57 billion, increasing $45.7 million or 1.8% from $2.52 billion at December 31, 2013.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 94% of total liabilities.  Shareholder’s equity at March 31, 2014 was $287.5 million, increasing $6.4 million or 2.3% from $281.1 million at December 31, 2013.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 19.2% of total assets at March 31, 2014, compared to 19.9% at December 31, 2013.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six Fortune 100 issuers.  Over 80% of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on available for sale securities increased $3.4 million to $11.6 million at March 31, 2014 from $8.2 million at December 31, 2013.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2014.

				Net	% of
AVAILABLE FOR SALE SECURITIES	At March 31, 2014		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$312,045	$319,691	60.8%	$7,646	65.9%
Trust preferred securities	81,156	82,797	15.8	1,641	14.1
Corporate debt securities	110,345	112,682	21.4	2,337	20.1
Municipal securities	10,368	10,349	2.0	(19)	(0.1)
Total available for sale securities	$513,914	$525,519	100.0%	$11,605	100.0%

Loans.  Gross loans increased $67.9 million to $2.15 billion at March 31, 2014, from $2.08 billion at December 31, 2013. During the three months ended March 31, 2014, the Company advanced $105.5 million in new credit relationships and an additional $90.7 million on existing lines.  Offsetting credit extensions were paydowns and maturities of $128.1 million and gross charge-offs of $0.2 million.

41 | Page

	At March 31, 2014		At December 31, 2013		At March 31, 2013
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$860,060	40.6%	$824,453	40.3%	$742,239	39.5%
Owner-occupied real estate	463,192	21.9	452,959	22.1	438,118	23.3
Investor real estate	462,855	21.9	447,905	21.9	451,053	24.0
Construction & land	136,018	6.4	127,952	6.3	84,400	4.4
Consumer	183,156	8.7	181,056	8.8	157,973	8.4
Other	47,013	2.2	50,034	2.4	52,023	2.8
Total loans	2,152,294	101.7	2,084,359	101.8	1,925,806	102.4
Allowance for loan losses	(35,603)	(1.7)	(37,050)	(1.8)	(44,874)	(2.4)
Total net loans	$2,116,691	100.0%	$2,047,309	100.0%	$1,880,932	100.0%

Commercial and real estate - mortgage loans drove growth during the first three months of 2014.  Commercial loans increased $35.6 million or 4.3% while real estate – mortgage increased $25.2 million or 2.8%.  Growth in investor real estate loans was the primary contributor to the increase in real estate – mortgage loans.

The allowance for loan losses decreased $1.4 million during the three months ended March 31, 2014, through the release of net excess reserves of $1.9 million, offset by $0.5 million in net recoveries.  The reduction in the allowance for loan losses even as lending grows is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $5.0 million to $21.5 million at March 31, 2014, from $26.5 million at December 31, 2013. The decrease was primarily related to the tax effect of the following events during the first three months of 2014: decline in the allowance for loan and credit losses ($1.4 million); bonus payments ($5.2 million); settlement of stock and deferred compensation obligations ($5.3 million); and valuation changes in derivatives and investment securities available for sale ($3.0 million).

Other Real Estate Owned.  OREO decreased $0.2 million to $4.9 million at March 31, 2014, from $5.1 million at December 31, 2013.  The decrease is the result of one OREO sale during the period resulting in a $0.2 million gain.  At March 31, 2014, $1.3 million of OREO was in Arizona and $3.6 million was in Colorado.

Other Assets. Other assets were $23.4 million at March 31, 2014, down $4.2 million from December 31, 2013.  The decrease related primarily to a reduction in accounts receivable.

Deposits.  Total deposits increased  $43.7 million to $2.32 billion at March 31, 2014 from $2.28 billion at December 31, 2013.  In the first quarter of 2014, the Company had an initiative to move customer balances out of securities sold under agreement to repurchase (Customer Repos) and into other deposit products.  Most of the balances moved from Customer Repos and into interest-bearing demand accounts, which increased $55.3 million during the period. Noninterest-bearing deposits at March 31, 2014 comprised 40% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.

The Company has not participated in the brokered deposit market in any meaningful way since before 2009 due to the strength of our core deposits. Brokered deposits are considered a wholesale financing source and can be used as an alternative to other short-term borrowings. The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.

42 | Page

	At March 31, 2014		At December 31, 2013		At March 31, 2013
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$590,596	24.4%	$572,175	23.8%	$600,580	27.4%
Interest-bearing demand and NOW	542,304	22.5	487,037	20.1	363,709	16.6
Savings	13,979	0.6	12,803	0.5	11,429	0.5
Certificates of deposits under $100	26,965	1.1	27,726	1.1	29,889	1.4
Certificates of deposits $100 and over	130,226	5.4	134,418	5.6	143,529	6.6
Reciprocal CDARS	81,589	3.4	83,173	3.4	81,631	3.7
Total interest-bearing deposits	1,385,659	57.4	1,317,332	54.5	1,230,767	56.2
Noninterest-bearing demand deposits	937,077	38.9	961,705	39.8	834,337	38.1
Customer repurchase agreements	89,521	3.7	138,494	5.7	124,882	5.7
Total deposits and customer repurchase agreements	$2,412,257	100.0%	$2,417,531	100.0%	$2,189,986	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. As discussed above, the Company intentionally shifted customers out of Customer Repos and into other deposit products during the first quarter of 2014.  This will allow the Company more flexibility with its investment portfolio due to the reduced need of collateral for Customer Repos.  Customer Repos decreased 35% during the first quarter of 2014.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the FHLB.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At March 31, 2014, the Company had $60.0 million in short-term borrowings outstanding.  The Company had no short-term borrowings outstanding at December 31, 2013.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $9.1 million from the end of 2013 to $20.8 million at March 31, 2014.  The decrease is attributed to bonus and deferred compensation payments ($7.5 million), lower income tax accruals ($1.0 million), and a decrease in other liabilities ($0.6 million).

43 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

			2014 vs 2013
INCOME STATEMENT	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Interest income	$26,991	$26,052	$939	3.6%
Interest expense	2,086	2,867	(781)	(27.2)
NET INTEREST INCOME BEFORE PROVISION	24,905	23,185	1,720	7.4
Provision for loan losses	(1,888)	(1,590)	(298)	(18.7)
NET INTEREST INCOME AFTER PROVISION	26,793	24,775	2,018	8.1
Noninterest income	5,681	6,476	(795)	(12.3)
Noninterest expense	24,147	22,581	1,566	6.9
INCOME BEFORE INCOME TAXES	8,327	8,670	(343)	(4.0)
Provision for income taxes	2,810	2,794	16	0.6
NET INCOME FROM CONTINUING OPERATIONS	5,517	5,876	(359)	(6.1)
Net income from discontinued operations	-	173	(173)	(100.0)
NET INCOME	$5,517	$6,049	$(532)	(8.8)%

Annualized ROA for the three months ended March 31, 2014 and 2013 was 0.80% and 0.94%, respectively.  Annualized return on average shareholders’ equity for the three months ended March 31, 2014 was 7.86% compared to 9.43% in the prior year period.  During the first quarter of 2014, noninterest income was adversely affected by a $1.2 million loss on equity method investments. Noninterest income as a percentage of operating revenue decreased to 18.57% for the three months ended March 31, 2014 compared to 21.83% in the prior year period.  The Company’s tax equivalent efficiency ratio was 77.39% and 74.28% for the three months ended March 31, 2014 and 2013, respectively.

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

44 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2014 and 2013.  Historically, the Company has included the allowance for loan losses in total interest-earning assets.  Beginning with the first quarter of 2014, the Company has excluded the allowance for loan losses from interest-earning assets.  Prior periods have been changed to conform to the new presentation.

	Three months ended March 31,
	2014			2013
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$18,021	$24	0.53%	$16,738	$27	0.65%
Investment securities (1)	551,263	4,258	3.09%	563,461	4,297	3.05%
Loans (1)(2)	2,108,563	23,562	4.47%	1,914,542	22,340	4.67%
Total interest-earning assets	$2,677,847	$27,844	4.16%	$2,494,741	$26,664	4.28%

Noninterest-earning assets	119,848			121,429
Total assets	$2,797,695			$2,616,170

Liabilities and Shareholders' Equity
Deposits
Money market	$583,171	$464	0.32%	$605,903	$678	0.45%
Interest-bearing demand and NOW	429,939	245	0.23%	359,218	235	0.27%
Savings	12,595	2	0.06%	18,488	3	0.07%
Certificates of deposit
Reciprocal	83,073	68	0.33%	81,957	94	0.47%
Under $100	27,589	30	0.44%	29,764	40	0.55%
$100 and over	136,689	178	0.53%	144,534	239	0.67%
Total interest-bearing deposits	$1,273,056	$987	0.31%	$1,239,864	$1,289	0.42%
Other borrowings
Securities sold under agreements to repurchase	104,534	63	0.24%	144,737	84	0.23%
Other short-term borrowings	34,776	20	0.23%	16,839	10	0.24%
Long-term debt	72,166	1,016	5.63%	93,150	1,484	6.37%
Total interest-bearing liabilities	$1,484,532	$2,086	0.57%	$1,494,590	$2,867	0.77%
Noninterest-bearing demand accounts	1,003,758			820,410
Total deposits and interest-bearing liabilities	2,488,290			2,315,000
Other noninterest-bearing liabilities	24,878			41,140
Total liabilities	2,513,168			2,356,140
Total equity	284,527			260,030
Total liabilities and equity	$2,797,695			$2,616,170
Net interest income - taxable equivalent		$25,758			$23,797
Net interest spread			3.59%			3.51%
Net interest margin			3.90%			3.87%
Ratio of average interest-earning assets to
average interest-bearing liabilities	180.38%			166.92%

(1)Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2014 rose 8.2% to $25.8 million, from $23.8 million during the prior year period.  Average interest-earning assets for the three months ended March 31, 2014 increased $183.1 million to $2.68 billion over the prior year period. Growth in interest-earning assets was driven

45 | Page

primarily by a $194.0 million increase in average loans.  The tax-equivalent net interest margin increased to 3.90% during the three months ended March 31, 2014 from 3.87% in the prior year period.  During the three months ended March 31, 2014, average yields on interest-earning assets decreased 12 basis points from the prior year period due to the low interest rate environment.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 18 basis points during the first quarter of 2014 compared to 25 basis points in the prior year period.  Average rate on total interest-bearing liabilities for the three months ended March 31, 2014 decreased 20 basis points driven primarily by the redemption of the 9.0% subordinated notes payable in August 2013.

The following table presents noninterest income for the three months ended March 31, 2014 and 2013.

			2014 vs 2013
NONINTEREST INCOME	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Service charges	$1,376	$1,328	$48	3.6%
Investment advisory income	1,422	1,112	310	27.9
Insurance income	2,762	2,510	252	10.0
Investment banking income	187	66	121	183.3
Other income (loss)	(66)	1,460	(1,526)	(104.5)
Total noninterest income	$5,681	$6,476	$(795)	(12.3)%

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

Investment Advisory Income.  Investment advisory income increased $0.3 million during the three months ended March 31, 2014 compared to the prior year period.  Fees earned are generally based on a percentage of assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the first three months of 2014 grew approximately 6.1% compared to the first three months of 2013 and totaled $829.5 million at March 31, 2014.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue for the three months ended March 31, 2014 increased $0.3 million compared to the prior year period primarily due to benefits consulting.  Benefits consulting contributed 53% and 51% of total insurance income in the first quarter of 2014 and 2013, respectively.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. While investment banking revenues increased $0.1 million during the three months ended March 31, 2014 compared to the prior year period, there were no significant transactions recognized in either period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended March 31, 2014 decreased $1.5 million from the comparable prior year period primarily as a result of a $1.2 million loss on equity method investments. The Company has equity method investments in certain SBIC funds with a carrying value of $6.4 million at March 31, 2014.  In the first quarter of 2014, the Company had a loss on one of these passive investments when one of the funds realized a loss on an underlying investment.

46 | Page

The following table presents noninterest expense for the three months ended March 31, 2014 and 2013.

			2014 vs 2013
NONINTEREST EXPENSE	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Salaries and employee benefits	$15,836	$14,484	$1,352	9.3%
Share-based compensation expense	1,014	748	266	35.6
Occupancy expenses, premises and equipment	3,204	3,304	(100)	(3.0)
Amortization of intangibles	151	200	(49)	(24.5)
FDIC and other assessments	407	438	(31)	(7.1)
Other real estate owned and loan workout costs	341	191	150	78.5
Gain on securities, other assets and OREO	(184)	(81)	(103)	(127.2)
Other expense	3,378	3,297	81	2.5
Total noninterest expense	$24,147	$22,581	$1,566	6.9%

Salaries and Employee Benefits.  Salaries and employee benefit expense increased 9.3% or $1.4 million for the three months ended March 31, 2014. The increase relates to annual cost of living and merit increases effective in the second quarter of 2013, as well as the addition of new personnel to support three initiatives launched at the end of 2013:  bank expansion into two new Colorado markets, Fort Collins and Colorado Springs, and the addition of private banking.  The Company had 527 full-time equivalent employees at March 31, 2014, up from 500 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three months ended March 31, 2014 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2014 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs remained relatively stable during the three months ended March 31, 2014, with year to date expense decreasing $0.1 million or 3% compared to the prior year period due to lower depreciation on premises and equipment.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  The assessments are based on statutory and risk classification factors.  FDIC and other assessments were stable compared to prior year.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased $0.1 million during the three months ended March 31, 2014 compared to the prior year period.  These costs are related to the level of nonperforming assets.  While costs slightly increased in 2014 over 2013, the Company has seen a general decline in these costs over the last few years.

(Gain) Loss on Securities, Other Assets, and OREO. Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.  During the three months ended March 31, 2014 and 2013, the Company recognized gains of $0.2 million and $0.1 million, respectively, primarily on OREO and loans held for sale.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier).  Other operating expenses for the three months ended March 31, 2014 remained stable compared to the prior year period.

Provision for Income Taxes.  The effective income tax rate for the three months ended March 31, 2014 and 2013 was 34% and 32%, respectively. In the first quarter of 2013, the Company derecognized estimated penalties and interest on an uncertain tax position that was settled.  The effective tax rate for 2013 was 34% after adjusting for the impact of the reversal of the estimated penalties and interest, comparable to the rate in 2014.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

47 | Page

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013	Decrease
Provision for loan losses	$(1,888)	$(1,590)	$(298)
Provision for credit losses (included in other expenses)	-	-	-
Total provision for loan and credit losses	$(1,888)	$(1,590)	$(298)

The improvement in credit quality, as reflected by a decrease in classified loans and charge-offs, has resulted in negative loan and credit loss provisions in both 2014 and 2013.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $8.2 million to $38.3 million at March 31, 2014 from $46.5 million at December 31, 2013.  At March 31, 2014, the allowance for loan and credit losses decreased to 1.65% of total loans from 1.78% at December 31, 2013, and 2.33% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 335.3% at March 31, 2014 from 265.8% at December 31, 2013 and 145.6% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had $0.4 million net recoveries and $0.4 million in net charge-offs during the three months ended March 31, 2014 and 2013, respectively.

48 | Page

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance of allowance for loan losses at beginning of period	$37,050	$46,866	$46,866
Charge-offs:
Commercial	(118)	(613)	(47)
Real estate - mortgage	(33)	(3,055)	(147)
Construction & land	(46)	(796)	(620)
Consumer	(3)	(122)	(8)
Other	-	(5)	-
Total charge-offs	(200)	(4,591)	(822)
Recoveries:
Commercial	140	1,035	158
Real estate - mortgage	149	1,099	55
Construction & land	303	1,399	188
Consumer	49	45	19
Other	-	1	-
Total recoveries	641	3,579	420
Net charge-offs (recoveries)	441	(1,012)	(402)
Provision for loan losses charged to operations	(1,888)	(8,804)	(1,590)
Balance of allowance for loan losses at end of period	$35,603	$37,050	$44,874

Total provision for loan and credit losses
charged to operations	$(1,888)	$(8,804)	$(1,590)

Ratio of net charge-offs (recoveries) to average loans	(0.02)%	0.05%	0.02%

Average loans outstanding during the period	$2,108,563	$1,991,251	$1,914,542

Allowance for loan and credit losses	$35,603	$37,050	$44,874

49 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2014	2013	2013
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$19	$407
Nonaccrual loans:
Commercial	1,702	1,330	3,283
Real estate - mortgage	5,129	10,504	20,938
Construction & land	3,681	1,986	3,716
Consumer & other	106	101	2,483
Total nonaccrual loans	10,618	13,921	30,420
Total nonperforming loans	10,618	13,940	30,827
OREO and repossessed assets	4,911	5,097	8,420
Total nonperforming assets	$15,529	$19,037	$39,247

Performing renegotiated loans	$30,290	$29,683	$31,619
Classified loans	$38,278	$46,476	$67,677

Allowance for loan losses	$35,603	$37,050	$44,874
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$35,603	$37,050	$44,874
Nonperforming assets to total assets	0.54%	0.68%	1.50%
Nonperforming loans to total loans	0.49%	0.67%	1.60%
Nonperforming loans and OREO to total loans and OREO	0.72%	0.91%	2.03%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.65%	1.78%	2.33%
Allowance for loan and credit losses to nonperforming loans	335.31%	265.78%	145.57%

Nonperforming assets decreased  $3.5 million or 18.4% at March  31, 2014, from December 31, 2013 and decreased $23.7 million or 60.4% from the prior year period.  The decrease in nonperforming assets from the end of 2013 is primarily attributed to a decline in real estate – mortgage nonperforming loans ($5.4 million) offset by an increase in construction and land nonperforming loans ($1.7 million).  Approximately 57% or $8.9 million of nonperforming assets at March  31, 2014 were concentrated in Colorado, while the remaining 43% or $6.6 million were in Arizona.  Nonperforming loans represent 68.4% of total nonperforming assets with the remaining 31.6% comprised of OREO.  Nonperforming loans of $10.6 million were equally distributed between markets at March 31, 2014.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

50 | Page

Segment Results

The Company has historically reported five segments: Commercial Banking, Investment Banking, Insurance, Wealth Management and Corporate Support and Other.  Beginning in the first quarter of 2014, the Company has realigned into three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  The new Fee-based Lines segment is an aggregation of the previously reported Investment Banking, Wealth Management and Insurance segments.  All prior period disclosures have been conformed to the new presentation.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion regarding segments and the segment realignment.

Certain financial metrics and discussion of results for each segment for the three months ended March 31, 2014 and 2013 are presented below.

Commercial Banking			2014 vs 2013
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Net interest income	$25,792	$24,534	$1,258	5.1%
Provision for loan losses	(1,599)	(1,031)	(568)	(55.1)
Noninterest income	1,210	2,681	(1,471)	(54.9)
Noninterest expense	9,435	8,215	1,220	14.9
Provision for income taxes	6,802	7,149	(347)	(4.9)
Net income before management fees and overhead allocations	12,364	12,882	(518)	(4.0)
Management fees and overhead allocations, net of tax	6,236	5,477	759	13.9
Net income	$6,128	$7,405	$(1,277)	(17.2)%

Net income for the Commercial Banking segment during the three months ended March 31, 2014 declined $1.3 million or 17% to $6.1 million compared to the prior year period.

While the net interest margin continues to be negatively impacted from the low rate environment, volume increases in the loan portfolio have driven a $1.3 million increase in net interest income in the first quarter of 2014 over the prior year period.  In both 2014 and 2013, the Commercial Banking segment has benefited from a negative provision for loan losses due to the improvement in asset quality metrics.

Noninterest income decreased in 2014 as a result of a loss on a passive equity method investment.  The noninterest expense increase of $1.2 million was associated with annual salary increases that became effective in the second quarter of 2013, investments in the Colorado market expansions in Fort Collins and Colorado Springs, and the launch of private banking.

Fee-Based Lines			2014 vs 2013
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Net interest income	$(10)	$(12)	$2	16.7%
Noninterest income	4,371	3,688	683	18.5
Noninterest expense	4,412	4,419	(7)	(0.2)
Benefit for income taxes	(46)	(220)	174	79.1
Net loss before management fees and overhead allocations	(5)	(523)	518	99.0
Net income from discontinued operations	-	173	(173)	(100.0)
Management fees and overhead allocations, net of tax	287	261	26	10.0
Net loss	$(292)	$(611)	$319	52.2%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment banking fees, investment advisory fees and insurance income.  The net loss for the Fee-Based Lines segment for the three months ended March 31, 2014 improved compared to the prior year due to higher revenue from investment advisory fees which grew $0.3 million.

51 | Page

Corporate Support and Other			2014 vs 2013
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2014	2013	Amount	%
Net interest income	$(877)	$(1,337)	$460	34.4%
Provision for loan losses	(289)	(559)	270	48.3
Noninterest income	100	107	(7)	(6.5)
Noninterest expense	10,300	9,947	353	3.5
Benefit for income taxes	(3,946)	(4,135)	189	4.6
Net loss before management fees and overhead allocations	(6,842)	(6,483)	(359)	(5.5)
Management fees and overhead allocations, net of tax	(6,523)	(5,738)	(785)	(13.7)
Net loss	$(319)	$(745)	$426	57.2%

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

The primary component of net interest expense for the segment is interest expense related to the Company’s long-term debt.  The provision for loan losses relates to a nonperforming loan portfolio the Parent owns. This portfolio has steadily decreased since the 2009 purchase due to loan repayments and collateral sales.  In addition, asset quality improvement within the portfolio has contributed to the decline in the provision for loan losses.

Net loss for the three months ended March 31, 2014, improved compared to the prior year due to a reduction in interest expense associated with the $21.0 million notes payable redemption during the third quarter of 2013, offset by higher expense attributed to salaries and benefits.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2014:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$20,001	$-	$-	$-	$20,001
FHLB overnight funds purchased (1)	40,000	-	-	-	40,000
Repurchase agreements (1)	89,521	-	-	-	89,521
Operating lease obligations	5,428	9,150	5,571	3,607	23,756
Long-term debt obligations (2)	4,014	5,681	5,681	79,203	94,579
Preferred Stock, Series C dividend (3)	574	57,796	-	-	58,370
Total contractual obligations	$159,538	$72,627	$11,252	$82,810	$326,227

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.61% and ranges from 1.68% to 3.19%.

(3)Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at March 31, 2014.  The preferred shares are shown in the table as being

52 | Page

due in the “After three but within five years” category which assumes $57.4 million of preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2014, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$487,640	$156,808	$45,496	$34,517	$724,461
Standby letters of credit	37,565	7,489	100	1,160	46,314
Commercial letters of credit	1,523	7	-	-	1,530
Unfunded commitments for unconsolidated investments	6,607	-	-	-	6,607
Company guarantees	1,287	-	-	555	1,842
Total commitments	$534,622	$164,304	$45,596	$36,232	$780,754

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

Approximately $60.7 million of total loan commitments at March 31, 2014 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at March 31, 2014 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

53 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $77.1 million at March 31, 2014, compared to $76.0 million at December 31, 2013.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 92.7% at March 31, 2014, from 91.5% at December 31, 2013. At March 31, 2014, the Company had $60.0 million in outstanding wholesale borrowings. Average wholesale borrowings were $34.8 million during the quarter and $43.5 million during 2013.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2014, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2014, totaled $633.2 million.  Available funding is comprised of $155.0 million through the unsecured federal fund lines and $478.2 million in secured FHLB borrowing capacity. The Company had $26.1 million in securities available to be pledged as collateral for additional FHLB borrowings at March 31, 2014.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2014, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.

54 | Page

At March 31, 2014, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

At March 31, 2014, shareholders’ equity totaled $287.5 million, a $6.4 million increase from December 31, 2013, primarily related to current period earnings of $5.5 million.  Also contributing to the increase was $1.3 million increase in common surplus relating to stock-based compensation,  sales of stock under the employee stock purchase plan and stock option exercises; and an increase of $1.8 million in AOCI associated with changes in the fair value of AFS securities and derivatives.  Offsetting these increases were common and preferred dividends of $1.5 million and a $1.0 million decline associated with the Company’s acquisition of its common stock through net share settlements of equity compensation awards.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2014, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.3% and Total Capital ratio of 13.5%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at March 31, 2014, was 14.4% and its Total Capital ratio 15.7%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contained a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at March 31, 2014, that will be grandfathered under Basel III.  The rules for non-advanced approaches banks and financial institutions like the Company will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

The Companies Condensed Consolidated Financial Statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit.  The Company has also committed to investing in certain partnerships.  See the Contractual Obligations and Commitments section of this report for additional discussion on these commitments.

55 | Page

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

•The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

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

56 | Page

interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates in the first quarter of 2014, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at March 31, 2014, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing in the first quarter of 2014, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.2)%	0.0%	1.5%	3.6%
Market value of equity	n/a	(28.8)%	0.0%	18.3%	29.7%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. The Company is currently in a positive interest rate gap position, therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2014, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

57 | Page

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
January 1 - January 31, 2014	1,244	$11.86
February 1 - February 28, 2014	6,977	11.16
March 1 - March 31, 2014	81,272	11.36
Total	89,493	$11.35

Item 6.    Exhibits

Exhibits and Index of Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:April 25, 2014	By:/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:April 25, 2014	By:/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

58 | Page