Form 10-Q
period 2014-06-30
COBIZ FINANCIAL INC
filed 2014-07-25
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.

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

There were 40,648,902 shares  of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 21, 2014.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2014 and December 31, 2013

	June 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013
Assets
Cash and due from banks	$66,666	$53,359
Interest-bearing deposits and federal funds sold	63,939	22,669
Total cash and cash equivalents	130,605	76,028

Investment securities available for sale (cost of $482,453 and $526,908, respectively)	495,517	535,133
Investment securities held to maturity (fair value of $13,839 and $12,715, respectively)	13,292	13,266
Other investments	17,988	8,397
Total investments	526,797	556,796

Loans - net of allowance for loan losses of $33,922 and $37,050, respectively	2,260,722	2,047,309
Intangible assets - net of amortization of $5,900 and $5,600, respectively	2,498	2,798
Bank-owned life insurance	44,020	43,768
Premises and equipment - net of depreciation of $36,946 and $35,705, respectively	7,300	6,034
Accrued interest receivable	8,972	8,770
Deferred income taxes, net	20,559	26,506
Other real estate owned - net of valuation allowance of $8,452 and $8,674, respectively	4,148	5,097
Other	19,211	27,585
TOTAL ASSETS	$3,024,832	$2,800,691

Liabilities
Deposits
Noninterest-bearing demand	$960,600	$961,705
Interest-bearing demand	491,347	487,037
Money market	599,234	572,175
Savings	15,134	12,803
Certificates of deposits	232,838	245,317
Total deposits	2,299,153	2,279,037
Securities sold under agreements to repurchase	74,565	138,494
Other short-term borrowings	260,000	-
Accrued interest and other liabilities	22,850	29,909
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,728,734	2,519,606

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and
outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 100,000,000 shares authorized;
40,642,252 and 40,368,008 issued and outstanding, respectively	400	397
Additional paid-in capital	242,598	240,660
Accumulated earnings	47,683	37,297
Accumulated other comprehensive income (AOCI), net of income tax
of $3,320 and $1,673, respectively	5,416	2,730
TOTAL SHAREHOLDERS' EQUITY	296,098	281,085
TOTAL LIABILITIES AND EQUITY	$3,024,832	$2,800,691
See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$24,403	$21,965	$47,146	$43,696
Interest and dividends on investment securities:
Taxable securities	3,869	4,083	7,968	8,310
Nontaxable securities	67	4	122	8
Dividends on securities	147	85	217	148
Interest on federal funds sold and other	24	23	48	50
Total interest income	28,510	26,160	55,501	52,212
INTEREST EXPENSE:
Interest on deposits	958	1,143	1,945	2,432
Interest on short-term borrowings and securities sold under agreements to repurchase	171	151	254	245
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $314 and $544, for the quarterly periods and $673 and $1,078, for the year-to-date periods)	1,028	1,501	2,044	2,985
Total interest expense	2,157	2,795	4,243	5,662
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,353	23,365	51,258	46,550
Provision for loan losses	(941)	(1,065)	(2,829)	(2,655)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,294	24,430	54,087	49,205
NONINTEREST INCOME:
Service charges	1,394	1,352	2,770	2,680
Investment advisory income	1,442	1,295	2,864	2,407
Insurance income	2,894	3,210	5,656	5,720
Investment banking income	1,494	576	1,681	642
Other income	1,813	1,992	1,747	3,452
Total noninterest income	9,037	8,425	14,718	14,901
NONINTEREST EXPENSE:
Salaries and employee benefits	16,654	15,466	33,504	30,698
Occupancy expenses, premises and equipment	3,492	3,155	6,696	6,459
Amortization of intangibles	149	159	300	359
FDIC and other assessments	483	440	890	878
Other real estate owned and loan workout costs	224	97	565	288
Net gain on securities, other assets and other real estate owned (includes available for sale security reclassifications from AOCI of $(1,209) and ($478), for the quarterly periods and $(1,170) and $(489), for the year-to-date periods)	(1,646)	(1,039)	(1,830)	(1,120)
Other expense	3,876	3,316	7,254	6,613
Total noninterest expense	23,232	21,594	47,379	44,175
INCOME BEFORE INCOME TAXES	13,099	11,261	21,426	19,931
Provision for income taxes (includes provision from AOCI reclassification items of $(340) and $25, for the quarterly periods and $(189) and $224, for the year-to-date periods)	4,482	3,999	7,292	6,793
NET INCOME FROM CONTINUING OPERATIONS	8,617	7,262	14,134	13,138
DISCONTINUED OPERATIONS:
Income from discontinued operations	-	-	-	259
Provision for income taxes	-	-	-	86
Net income from discontinued operations	-	-	-	173
NET INCOME	$8,617	$7,262	$14,134	$13,311

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,474	$7,119	$13,848	$12,654

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.18	$0.34	$0.32
Diluted	$0.21	$0.18	$0.34	$0.32
See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$8,617	$7,262	$14,134	$13,311

Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	2,668	(8,343)	6,009	(7,969)
Reclassification of gain to operations	(1,209)	(478)	(1,170)	(489)

Unrealized gain (loss) on derivatives	(418)	2,404	(1,180)	2,775
Reclassification of loss to operations	314	544	673	1,078
Total other comprehensive income items	1,355	(5,873)	4,332	(4,605)

Income tax provision:
Unrealized gain (loss) on available for sale securities	1,013	(3,171)	2,283	(3,029)
Reclassification to operations	(460)	(182)	(445)	(186)

Unrealized gain (loss) on derivatives	(159)	914	(448)	1,055
Reclassification to operations	120	207	256	410
Total income tax provision	514	(2,232)	1,646	(1,750)
Other comprehensive income (loss), net of tax	841	(3,641)	2,686	(2,855)
Comprehensive income	$9,458	$3,621	$16,820	$10,456

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2014 and 2013

	Six months ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,134	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,101	1,855
Depreciation and amortization	1,680	1,897
Amortization of net loan fees	(800)	(521)
Provision for loan and credit losses	(2,829)	(2,655)
Stock-based compensation	1,725	1,494
Federal Home Loan Bank stock dividend	(98)	(32)
Deferred income taxes	3,903	4,528
Bank-owned life insurance	(902)	(601)
Net gain on securities, other assets and other real estate owned	(1,830)	(1,120)
Other operating activities, net	637	(1,338)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	-	1,365
Accrued interest and other liabilities	(6,019)	(8,365)
Accrued interest receivable	(202)	(857)
Other assets	(51)	(953)
Net cash provided by operating activities	10,449	8,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(14,100)	(2,715)
Proceeds from other investments	5,649	956
Purchase of investment securities available for sale	(11,775)	(60,635)
Maturity of investment securities available for sale	49,203	84,334
Proceeds from sale of investment securities available for sale	11,590	-
Purchase of investment securities held to maturity	-	(6,920)
Maturity of investment securities held to maturity	22	15
Restricted cash	-	4,540
Net proceeds from sale of loans, OREO and repossessed assets	8,699	5,509
Loan originations and repayments, net	(215,700)	(93,956)
Purchase of premises and equipment	(2,563)	(1,174)
Other investing activities, net	34	-
Net cash used in investing activities	(168,941)	(70,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market, and savings accounts	32,595	(93,513)
Net increase (decrease) in certificates of deposits	(12,478)	224
Net increase in short-term borrowings	260,000	155,000
Net increase (decrease) in securities sold under agreements to repurchase	(63,929)	5,515
Proceeds from issuance of common stock, net	557	959
Dividends paid on common stock	(2,836)	(2,402)
Dividends paid on preferred stock	(286)	(1,178)
Other financing activities, net	(554)	127
Net cash provided by financing activities	213,069	64,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,577	2,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,028	65,893
CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,605	$68,587
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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail,  one in Colorado Springs; one in Fort Collins; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB). CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at June 30, 2014 or December 31, 2013.

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

	Six months ended
	June 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$4,342	$5,539
Income taxes	3,306	5,427

Other noncash activities:
Trade date accounting for investment securities	-	28,251
Loans transferred to held for sale	7,087	7,204
Loans transferred to OREO	-	212
Financed sales of OREO	-	1,000

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

8 | Page

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

Bank-Owned Life Insurance (BOLI) — The Bank invested in BOLI polies to fund certain future employee benefit costs and are recorded at net realizable value. Changes in the amount that could be realized and amounts realized from policy claims are recorded in the Condensed Consolidated Statements of Income as “Other income”.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Condensed Consolidated Statements of Cash Flows with the hedged items. The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans. These instruments are accounted for as fair value hedges in accordance with ASC 815. The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are offset when represented under a master netting arrangement. The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions. FX forwards are carried at

9 | Page

fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments. See Note 7—Derivatives.

Fair Value Measurements —  The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2.  Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04).  The amendments in ASU 2014-04 are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015.  The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08).  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and improve related disclosures.  This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance.  ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or after December 31, 2014 and interim periods thereafter.  The Company is currently evaluating the effects ASU 2014-08 will have on its financial statements and disclosures, if any.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS).  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718) –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period (ASU 2014-12).  The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved.  ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  The Company is currently evaluating the effects of ASU 2014-12 on its financial statements and disclosures, if any.

10 | Page

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three and six months ended June 30, 2014 and 2013. Earnings per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share amounts)	2014	2013	2014	2013
Net income from continuing operations	$8,617	$7,262	$14,134	$13,138
Net income from discontinued operations	-	-	-	173
Net income	8,617	7,262	14,134	13,311
Preferred stock dividends	(143)	(143)	(286)	(657)
Net income available to common shareholders	8,474	7,119	13,848	12,654
Dividends and undistributed earnings allocated to participating securities	(136)	(127)	(228)	(220)
Earnings allocated to common shares (1)	$8,338	$6,992	$13,620	$12,434

Weighted average common shares - issued	40,623,133	40,239,529	40,537,301	40,076,749
Average unvested restricted share awards	(649,373)	(806,197)	(666,920)	(753,254)
Weighted average common shares outstanding - basic	39,973,760	39,433,332	39,870,381	39,323,495
Effect of dilutive stock options and awards outstanding	160,635	146,325	186,543	148,791
Weighted average common shares outstanding - diluted	40,134,395	39,579,657	40,056,924	39,472,286
Weighted average antidilutive securities outstanding (2)	1,469,353	1,730,312	1,029,127	1,823,651

Basic earnings per common share	$0.21	$0.18	$0.34	$0.32
Diluted earnings per common share	$0.21	$0.18	$0.34	$0.32

Dividends declared per share	$0.035	$0.03	$0.07	$0.06

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive securities excluded from the diluted earnings per share computation.

11 | Page

4. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	At June 30, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$305,690	$8,242	$480	$313,452	$326,555	$7,467	$811	$333,211
Trust preferred securities	57,874	2,490	298	60,066	82,768	1,250	1,694	82,324
Corporate debt securities	104,634	3,129	207	107,556	108,862	3,088	968	110,982
Municipal securities	14,255	197	9	14,443	8,723	8	115	8,616
Total AFS	$482,453	$14,058	$994	$495,517	$526,908	$11,813	$3,588	$535,133
Held to maturity securities (HTM):
Mortgage-backed securities	$153	$2	$-	$155	$175	$6	$-	$181
Trust preferred securities	13,139	545	-	13,684	13,091	-	557	12,534
Total HTM	$13,292	$547	$-	$13,839	$13,266	$6	$557	$12,715

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$11,590	$-	$11,590	$-
Gains	1,240	501	1,240	517
Losses	(31)	(23)	(70)	(28)

The amortized cost and fair value of investments in debt securities at June 30, 2014, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,259	$7,328	$-	$-
Due after one year through five years	78,097	80,877	-	-
Due after five years through ten years	32,964	33,221	-	-
Due after ten years	58,443	60,639	13,139	13,684
Mortgage-backed securities	305,690	313,452	153	155
	$482,453	$495,517	$13,292	$13,839

Investment securities with an approximate fair value of $151.8 million and $138.8 million were pledged to secure public deposits of $122.9 million and $106.4 million at June 30, 2014 and December 31, 2013, respectively.  Securities sold under agreements to repurchase of $74.6 million and $138.5 million at June 30, 2014 and December 31, 2013, respectively, consisted primarily of MBS with an estimated fair value of $83.4 million and $162.8 million, respectively.

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

12 | Page

likely than not that the Company will have to sell the security before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an other-than-temporary impairment is recognized in earnings.

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in OCI.    During the three and six months ended June 30, 2014 and 2013, the Company did not have any credit impaired securities.

There were 22 and 44 securities in the tables below at June 30, 2014 and December 31, 2013, respectively, in an unrealized loss position.

	At June 30, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$11,776	$17	$28,876	$463	$40,652	$480
Trust preferred securities	-	-	6,242	298	6,242	298
Corporate debt securities	3,437	67	7,907	140	11,344	207
Municipal securities	1,069	9	-	-	1,069	9
Total AFS	$16,282	$93	$43,025	$901	$59,307	$994

	At December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$52,509	$811	$-	$-	$52,509	$811
Trust preferred securities	49,934	1,599	1,903	95	51,837	1,694
Corporate debt securities	20,609	938	4,970	30	25,579	968
Municipal securities	7,787	115	-	-	7,787	115
Total AFS	$130,839	$3,463	$6,873	$125	$137,712	$3,588

HTM
Trust preferred securities	$12,534	$557	$-	$-	$12,534	$557

Other investments at June 30, 2014 and December 31, 2013, consist of the following:

	At June 30,	At December 31,
(in thousands)	2014	2013
Bank stocks — at cost	$15,816	$6,225
Investment in statutory trusts — equity method	2,172	2,172
Total	$17,988	$8,397

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at June 30, 2014, did not consider the investment to be other-than-temporarily impaired.

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, construction and land, or consumer loans.

14 | Page

The loan portfolio segments at June  30, 2014 and December 31, 2013 were as follows:

(in thousands)	At June 30, 2014	At December 31, 2013
Commercial	$918,239	$825,530
Real estate - mortgage	979,409	901,721
Construction & land	161,235	128,670
Consumer	194,336	181,067
Other	43,459	49,394
Loans held for investment	2,296,678	2,086,382

Allowance for loan losses	(33,922)	(37,050)
Unearned net loan fees	(2,034)	(2,023)
Total net loans	$2,260,722	$2,047,309

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $260.0 million balance outstanding at June  30, 2014, was collateralized by loans of $827.4 million with a lending value of $528.7 million.

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in lending. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  The Company also has a systematic process to evaluate individual loans and pools of loans within the loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or better are categorized as non-classified credits while loans graded 6 or worse are categorized as classified credits.  Loan grade changes are evaluated on a monthly basis.  Loans above a certain dollar amount that are adversely graded are reported to the Special Assets Group Manager and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2014 and December 31, 2013 is summarized below:

	At June 30, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,381	$5,186	$126,567
Finance and insurance	84,693	229	84,922
Healthcare	88,375	161	88,536
Real estate services	94,645	1,779	96,424
Construction	56,298	2,847	59,145
Wholesale and retail trade	71,677	1,914	73,591
Other	380,235	8,819	389,054
	897,304	20,935	918,239
Real estate - mortgage
Residential & commercial owner-occupied	484,462	13,623	498,085
Residential & commercial investor	479,856	1,468	481,324
	964,318	15,091	979,409

Construction & land	157,245	3,990	161,235

Consumer	193,086	1,250	194,336
Other	43,368	91	43,459
Total loans held for investment	$2,255,321	$41,357	$2,296,678
Unearned net loan fees			(2,034)
Net loans held for investment			$2,294,644

15 | Page

	At December 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$101,114	$4,582	$105,696
Finance and insurance	76,589	517	77,106
Healthcare	99,526	639	100,165
Real estate services	98,691	1,591	100,282
Construction	51,616	1,695	53,311
Wholesale and retail trade	69,167	1,937	71,104
Other	313,862	4,004	317,866
	810,565	14,965	825,530
Real estate - mortgage
Residential & commercial owner-occupied	436,479	16,500	452,979
Residential & commercial investor	441,186	7,556	448,742
	877,665	24,056	901,721

Construction & land	122,637	6,033	128,670

Consumer	179,645	1,422	181,067
Other	49,394	-	49,394
Total loans held for investment	$2,039,906	$46,476	$2,086,382
Unearned net loan fees			(2,023)
Net loans held for investment			$2,084,359

16 | Page

Transactions in the allowance for loan losses by segment for the three and six months ended June  30, 2014 and 2013 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Allowance for loan losses, beginning of period
Commercial	$14,770	$13,220	$14,103	$13,448
Real estate - mortgage	13,461	19,217	14,919	17,832
Construction & land	2,915	6,570	3,346	9,893
Consumer	2,537	3,137	2,471	3,061
Other	486	519	479	451
Unallocated	1,434	2,211	1,732	2,181
Total	35,603	44,874	37,050	46,866

Provision
Commercial	$222	$852	$867	$513
Real estate - mortgage	(314)	(792)	(1,888)	685
Construction & land	(599)	(1,038)	(1,287)	(3,929)
Consumer	(64)	(342)	(44)	(277)
Other	(59)	21	(52)	89
Unallocated	(127)	234	(425)	264
Total	(941)	(1,065)	(2,829)	(2,655)

Charge-offs
Commercial	$(1,330)	$(141)	$(1,448)	$(188)
Real estate - mortgage	(19)	(1,713)	(52)	(1,860)
Construction & land	8	(12)	(38)	(632)
Consumer	(5)	(93)	(8)	(101)
Other	(1)	(2)	(1)	(2)
Total	(1,347)	(1,961)	(1,547)	(2,783)

Recoveries
Commercial	$169	$633	$309	$791
Real estate - mortgage	126	412	275	467
Construction & land	302	327	605	515
Consumer	4	12	53	31
Other	6	-	6	-
Total	607	1,384	1,248	1,804

Allowance for loan losses, end of period
Commercial	$13,831	$14,564	$13,831	$14,564
Real estate - mortgage	13,254	17,124	13,254	17,124
Construction & land	2,626	5,847	2,626	5,847
Consumer	2,472	2,714	2,472	2,714
Other	432	538	432	538
Unallocated	1,307	2,445	1,307	2,445
Total	$33,922	$43,232	$33,922	$43,232

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

17 | Page

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At June 30, 2014				At December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$14,187	$1,403	$903,307	$12,428	$17,454	$2,140	$806,999	$11,963
Real estate - mortgage	18,796	828	959,603	12,426	25,501	2,371	875,363	12,548
Construction & land	7,773	465	152,679	2,161	10,454	932	117,498	2,414
Consumer	773	193	193,566	2,279	807	174	180,249	2,297
Other	91	7	43,869	425	-	-	50,034	479
Unallocated	-	-	-	1,307	-	-	-	1,732
Total	$41,620	$2,896	$2,253,024	$31,026	$54,216	$5,617	$2,030,143	$31,433

Information on impaired loans at June  30, 2014 and December 31, 2013 is reported in the following tables:

	At June 30, 2014
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$3,603	$3,575	$3,471	$104	$333
Finance and insurance	229	229	229	-	70
Healthcare	161	161	161	-	13
Real estate services	7,368	7,368	7,368	-	481
Construction	851	851	759	92	143
Wholesale and retail trade	185	185	92	93	64
Other	2,032	1,818	1,622	196	299
	14,429	14,187	13,702	485	1,403
Real estate - mortgage
Residential & commercial owner-occupied	5,036	5,022	1,632	3,390	637
Residential & commercial investor	4,960	4,960	4,960	-	191
	9,996	9,982	6,592	3,390	828

Construction & land	6,894	6,861	3,521	3,340	465

Consumer	773	773	773	-	193
Other	91	91	91	-	7
Total	$32,183	$31,894	$24,679	$7,215	$2,896

19 | Page

	At December 31, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$4,887	$4,859	$4,797	$62	$479
Finance and insurance	517	517	517	-	106
Healthcare	236	236	236	-	23
Real estate services	7,473	7,473	7,473	-	505
Construction	1,708	1,708	1,613	95	222
Wholesale and retail trade	294	248	97	151	59
Other	2,418	2,413	2,215	198	746
	17,533	17,454	16,948	506	2,140
Real estate - mortgage
Residential & commercial owner-occupied	6,468	5,967	2,524	3,443	709
Residential & commercial investor	11,058	10,518	8,357	2,161	1,662
	17,526	16,485	10,881	5,604	2,371

Construction & land	10,279	8,877	4,557	4,320	932

Consumer	807	807	807	-	174
Total	$46,145	$43,623	$33,193	$10,430	$5,617

(1)

Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

20 | Page

Interest income recognized on impaired loans presented in the table below primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASU 310-10-35-16 and are subject to disclosure requirement under ASU 310-10-50-15.

	Impaired loans
	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$3,587	$45	$5,246	$90	$3,611	$85	$5,286	$165
Finance and insurance	304	3	703	8	410	9	735	16
Healthcare	205	3	271	4	234	5	276	7
Real estate services	2,689	63	8,279	72	5,061	125	8,070	145
Construction	1,014	11	2,912	27	1,365	32	3,225	56
Wholesale and retail trade	195	15	400	1	209	21	420	8
Other	2,412	27	1,704	8	2,879	61	2,019	18
	10,406	167	19,515	210	13,769	338	20,031	415
Real estate - mortgage
Residential & commercial owner-occupied	5,983	25	10,386	-	6,220	61	10,693	69
Residential & commercial investor	6,599	98	12,678	102	6,344	166	13,690	189
	12,582	123	23,064	102	12,564	227	24,383	258

Construction & land	6,836	43	7,422	159	7,383	86	9,561	229

Consumer	793	13	1,179	16	803	20	1,333	26
Other	30	1			15	1
Total	$30,647	$347	$51,180	$487	$34,534	$672	$55,308	$928

The table below summarizes transactions as it relates to troubled debt restructurings during the six months ended June 30, 2014:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2013	$29,683	$12,010	$41,693
New restructurings	5,233	100	5,333
Change in accrual status	(3,284)	3,284	-
Paydowns	(7,599)	(7,938)	(15,537)
Net charge-offs	-	(483)	(483)
Ending balance at June 30, 2014	$24,033	$6,973	$31,006

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June  30, 2014 and 2013.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

21 | Page

	Three months ended June 30, 2014			Three months ended June 30, 2013
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Construction	-	$-	$-	1	$50	$33
Other	2	377	377	2	188	159
	2	377	377	3	238	192

Consumer	-	-	-	1	24	24
Other	1	91	91	-	-	-
Total	3	$468	$468	4	$262	$216

	Six months ended June 30, 2014			Six months ended June 30, 2013
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Real estate services	-	$-	$-	3	$730	$718
Construction	2	300	330	1	50	33
Wholesale and retail trade	1	47	40	-	-	-
Other	4	527	476	4	351	319
	7	874	846	8	1,131	1,070
Real estate - mortgage
Commercial owner-occupied	-	-	-	4	3,221	3,169
Commercial investor	-	-	-	2	1,794	1,654
	-	-	-	6	5,015	4,823
Construction & land	1	121	108	-	-	-
Consumer	1	10	2	1	24	24
Other	1	91	91	-	-	-
Total	10	$1,096	$1,047	15	$6,170	$5,917

Troubled debt restructurings during the three and six months ended June  31, 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June  30, 2014 and 2013.

22 | Page

The following table presents troubled loans restructured within the past 12 months with a payment default during the six months ended June  31, 2014 and 2013.

	Six months ended June 30,
	2014		2013
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Construction	-	$-	2	$338
	-	-	2	338
Real estate - mortgage
Residential & commercial owner-occupied	-	-	1	726
Construction & land	1	2,615	-	-
Total	1	$2,615	3	$1,064

At June  30, 2014 and December 31, 2013 there were $3.7 million and $1.9 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at June  30, 2014 and December 31, 2013 are reported in the following table:

	At
(in thousands)	June 30, 2014	December 31, 2013
Commercial
Manufacturing	$119	$79
Finance and insurance	56	63
Construction	182	201
Wholesale and retail trade	185	206
Other	396	781
Total commercial	938	1,330

Real estate - mortgage
Residential & commercial owner-occupied	4,081	5,020
Residential & commercial investor	-	5,484
Total real estate - mortgage	4,081	10,504

Construction & land	2,752	1,986

Consumer	90	101
Total nonaccrual loans	$7,861	$13,921

23 | Page

The following table summarizes the aging of the Company’s loan portfolio at June  30, 2014 and December 31, 2013.  .

	At June 30, 2014
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$113	$24	$-	$137	$126,430	$126,567	$-
Finance and insurance	56	-	-	56	84,866	84,922	-
Healthcare	-	-	-	-	88,536	88,536	-
Real estate services	-	155	-	155	96,269	96,424	-
Construction	-	-	-	-	59,145	59,145	-
Wholesale and retail trade	327	15	186	528	73,063	73,591	-
Other	21	-	-	21	389,033	389,054	134
	517	194	186	897	917,342	918,239	134
Real estate - mortgage
Residential & commercial owner-occupied	-	686	-	686	497,399	498,085	-
Residential & commercial investor	-	-	-	-	481,324	481,324	-
	-	686	-	686	978,723	979,409	-

Construction & land	2,748	-	2,719	5,467	155,768	161,235	-

Consumer	557	13	-	570	193,766	194,336	-
Other	-	-	-	-	43,459	43,459	-
Total loans held for investment	$3,822	$893	$2,905	$7,620	$2,289,058	$2,296,678	$134
Unearned net loan fees						(2,034)
Net loans held for investment						$2,294,644

24 | Page

	At December 31, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$-	$-	$-	$-	$105,696	$105,696	$-
Finance and insurance	-	-	-	-	77,106	77,106	-
Healthcare	259	-	-	259	99,906	100,165	-
Real estate services	24	-	-	24	100,258	100,282	-
Construction	-	-	19	19	53,292	53,311	19
Wholesale and retail trade	-	-	100	100	71,004	71,104	-
Other	727	324	-	1,051	316,815	317,866	-
	1,010	324	119	1,453	824,077	825,530	19
Real estate - mortgage
Residential & commercial owner-occupied	-	-	913	913	452,066	452,979	-
Residential & commercial investor	-	-	-	-	448,742	448,742	-
	-	-	913	913	900,808	901,721	-

Construction & land	816	-	1,951	2,767	125,903	128,670	-

Consumer	-	2	-	2	181,065	181,067	-
Other	-	-	-	-	49,394	49,394	-
Total loans held for investment	$1,826	$326	$2,983	$5,135	$2,081,247	$2,086,382	$19
Unearned net loan fees						(2,023)
Net loans held for investment						$2,084,359

25 | Page

6. Borrowed Funds

During the second quarter of 2014, the Company entered into a revolving Line Of  Credit (LOC) agreement with an aggregate principal sum of up to $20,000,000 bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.25% per annum on the unused portion of the line of credit.  The line matures on May 15, 2015 at which time any outstanding amounts are due and payable.  Proceeds from the line will be used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in CoBiz Bank.  At June 30, 2014, there was no amount outstanding on the revolving line.

The Company has a LOC with the FHLB.  At June 30, 2014 $260.0 million was outstanding on the LOC.  No amount was outstanding at December 31, 2013.  The average FHLB LOC balance was $91.8 million for the six months ended June 30, 2014 and $33.2 million during 2013.  The LOC was collateralized by qualifying loans.  At June 30, 2014 and December 31, 2013 the FHLB LOC was collateralized by loans of $827.4 million and $800.4 million, respectively.

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Also, the Company has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well- or adequately-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

At June 30, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $9.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $16.8 million against its obligations under these agreements.  At June  30, 2014, the Company was not in default with any of its debt or capitalization covenants.

26 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2014	2013	classification	2014	2013
Derivatives designated as hedging
instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$526	$184	Accrued interest and other liabilities	$4,857	$4,007
Fair value hedge - interest rate swap	Other assets	$744	$1,735	Accrued interest and other liabilities	$310	$-

Derivatives not designated as
hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,757	$6,422	Accrued interest and other liabilities	$4,897	$6,409
Foreign exchange forward contracts	Other assets	$6	$-	Accrued interest and other liabilities	$16	$10

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.

	At June 30, 2014			At December 31, 2013
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets
Derivatives designated as hedges	$1,270	$(362)	$908	$1,919	$(286)	$1,633
Derivatives not designated as hedges	4,763	(449)	4,314	6,422	(366)	6,056
Total	$6,033	$(811)	$5,222	$8,341	$(652)	$7,689

27 | Page

	At June 30, 2014				At December 31, 2013
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(5,167)	$362	$(4,805)	$8,780	$(4,007)	$286	$(3,721)	$7,043
Derivatives not designated as hedges	(4,913)	449	(4,464)	8,020	(6,419)	366	(6,053)	11,946
Total	$(10,080)	$811	$(9,269)	$16,800	$(10,426)	$652	$(9,774)	$18,989

Cash Flow Hedges of Interest Rate Risk —  For hedges of the Company's variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At June 30, 2014 the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate received under these swaps was 1.41%.  The swaps have contractual maturities ranging from three to five years.

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

Based on the Company's ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the "Hypothetical Derivative" method described in ASC 815 for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June  30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $2.0 million will be reclassified as an increase to interest expense and $0.9 million as an increase to interest income.

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

28 | Page

	Cash flow hedge component of AOCI		Cash flow hedge component of AOCI
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Beginning of period balance	$(2,620)	$(5,046)	$(2,370)	$(5,607)
Net change	(65)	1,827	(315)	2,388
End of period balance	$(2,685)	$(3,219)	$(2,685)	$(3,219)

Fair Value Hedges of Fixed-Rate Assets —  The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR. The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed rate loans. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company's fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting. Under the shortcut method of accounting no ineffectiveness is assumed. For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed rate loans attributable to changes in the benchmark interest rate.  At June  30, 2014, the Company had four interest rate swaps with a notional amount of $28.1 million used to hedge the change in the fair value of four commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three and six months ended June  30, 2014 and 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June  30, 2014, the Company had 114 interest-rate swaps with an aggregate notional amount of $283.2 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Income and were immaterial for the three and six months ended June  30, 2014 and 2013.

During the fourth quarter of 2013, the Company expanded its product offerings to include international banking products, thereby creating exchange-rate risk exposure. At June  30, 2014, the Company's foreign currency holdings included British pounds, Euros, Mexican pesos, Australian,  and Canadian dollars. In order to economically reduce the risk associated with the fluctuation of the aforementioned foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss. These contracts are not designated as hedging instruments. Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency's spot rate, while the forward contracts are revalued using the currency's forward rates. Forward contracts in gain positions are recorded at fair value in 'other' assets, while contracts in loss positions are recorded in 'other' liabilities in the consolidated balance sheets. Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as 'other' noninterest income in the Condensed Consolidated Statements of Income. At June  30, 2014, the Company had entered into six forward contracts with a notional amount of $4.8 million maturing within two months. Net gains recognized during the three and six months ended June  30, 2014 on foreign exchange forward contracts were immaterial.

29 | Page

8. Employee Benefit and Stock Compensation Plans

Stock Options and Awards - During the three and six months ended June 30, 2014, the Company recognized compensation expense (net of estimated forfeitures) of $0.7 million and $1.7 million, respectively,  compared to $0.7 million and $1.5 million in the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the six months ended June  30, 2014.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2013	1,292,077	$11.82
Granted	64,917	11.22
Exercised	(51,034)	6.55
Forfeited	(348,965)	18.20
Outstanding at June 30, 2014	956,995	$9.73
Exercisable at June 30, 2014	780,000	$9.80

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 was $3.06 per share.

The following table summarizes changes in stock awards for the six months ended June  30, 2014.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2013	681,578	$7.04
Granted	310,966	11.34
Vested	(339,728)	7.26
Forfeited	(18,114)	7.93
Unvested at June 30, 2014	634,702	$9.01

At June  30, 2014, there was $5.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 2.1 years.

9. Segments

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

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which is specifically identifiable or which is allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three and six months ended June 30, 2014 and 2013 by segment.

30 | Page

	Three months ended June 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$28,403	$1	$106	$28,510
Total interest expense	1,145	11	1,001	2,157
Provision for loan losses	(776)	-	(165)	(941)
Noninterest income	3,018	5,830	189	9,037
Noninterest expense	8,311	4,485	10,436	23,232
Management fees and allocations, net of tax	5,715	250	(5,965)	-
Provision (benefit) for income taxes	8,121	525	(4,164)	4,482
Net income (loss)	$8,905	$560	$(848)	$8,617

	Six months ended June 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$55,288	$2	$211	$55,501
Total interest expense	2,238	22	1,983	4,243
Provision for loan losses	(2,375)	-	(454)	(2,829)
Noninterest income	4,228	10,201	289	14,718
Noninterest expense	17,746	8,897	20,736	47,379
Management fees and allocations, net of tax	11,951	537	(12,488)	-
Provision (benefit) for income taxes	14,923	479	(8,110)	7,292
Net income (loss)	$15,033	$268	$(1,167)	$14,134

	Three months ended June 30, 2013
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$26,068	$3	$89	$26,160
Total interest expense	1,330	18	1,447	2,795
Provision for loan losses	(822)	-	(243)	(1,065)
Noninterest income	3,236	5,085	104	8,425
Noninterest expense	8,917	4,722	7,955	21,594
Management fees and allocations, net of tax	5,042	262	(5,304)	-
Provision (benefit) for income taxes	7,139	149	(3,289)	3,999
Net income (loss)	$7,698	$(63)	$(373)	$7,262

	Six months ended June 30, 2013
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$52,026	$6	$180	$52,212
Total interest expense	2,754	33	2,875	5,662
Provision for loan losses	(1,853)	-	(802)	(2,655)
Noninterest income	5,917	8,773	211	14,901
Noninterest expense	17,132	9,141	17,902	44,175
Management fees and allocations, net of tax	10,519	523	(11,042)	-
Provision (benefit) for income taxes	14,288	(71)	(7,424)	6,793
Net income (loss) from continuing operations	15,103	(847)	(1,118)	13,138
Net income from discontinued operations	-	173	-	173
Net income (loss)	$15,103	$(674)	$(1,118)	$13,311

31 | Page

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

Available for sale securities – At June 30, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Prior to 2014, the Company had classified three TPS as Level 3 due to their illiquid nature and lack of trading activity.  In the first quarter of 2014, one single-issuer TPS of $0.7 million was transferred from Level 2 to Level 3 based on a lack of trading activity.  Unrealized gains transferred during the period were immaterial and the total net unrealized gain recognized in AOCI at June  30, 2014, on TPS Level 3 securities were $0.1 million.

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

32 | Page

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2014 and December 31, 2013, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$313,452	$-	$313,452	$-
Trust preferred securities	60,066	21,908	31,266	6,892
Corporate debt securities	107,556	-	107,556	-
Municipal securities	14,443	-	14,443	-
Total available for sale securities	$495,517	$21,908	$466,717	$6,892

Derivatives:
Cash flow hedge - interest rate swap	$526	$-	$526	$-
Fair value hedge - interest rate swap	744	-	744	-
Non-designated hedges - interest rate swap	4,757	-	4,757	-
Foreign exchange forward contracts	6		6
Total derivative assets	$6,033	$-	$6,033	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$4,857	$-	$4,857	$-
Fair value hedge - interest rate swap	310	-	310	-
Non-designated hedges - interest rate swap	4,897	-	4,897	-
Foreign exchange forward contracts	16	-	16	-
Total derivative liabilities	$10,080	$-	$10,080	$-

34 | Page

		Fair value measurements using:
(in thousands)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$333,211	$-	$333,211	$-
Trust preferred securities	82,324	46,252	30,036	6,036
Corporate debt securities	110,982	-	110,982	-
Municipal securities	8,616	-	8,616	-
Total available for sale securities	$535,133	$46,252	$482,845	$6,036

Derivatives:
Cash flow hedge - interest rate swap	$184	$-	$184	$-
Fair value hedge - interest rate swap	1,735	-	1,735	-
Non-designated hedges - interest rate swap	6,422	-	6,422	-
Total derivative assets	$8,341	$-	$8,341	$-

Liabilities
Derivatives:
Cash flow hedge - interest rate swap	$4,007	$-	$4,007	$-
Non-designated hedges - interest rate swap	6,409	-	6,409	-
Foreign exchange forward contracts	10	-	10	-
Total derivative liabilities	$10,426	$-	$10,426	$-

A  reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$6,907	$983	$6,036	$980
Transfers	-	-	706	-
Net accretion	15	-	29	-
Unrealized gain (loss) included in comprehensive income	(30)	-	121	3
Ending balance	$6,892	$983	$6,892	$983

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At June 30, 2014	$17,137	$-	$-	$17,137
At December 31, 2013	$22,187	$-	$-	$22,187

35 | Page

During the three and six months ended June 30, 2014, the Company recorded a $0.7 million provision and a $1.1 million provision for loan loss reversal, respectively.  For the three and six months ended June 30, 2014, the Company recorded net charge-offs of $0.7 million and $0.3 million, respectively, on impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June  30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At June 30, 2014	$4,373	$-	$-	$4,373	$663
At December 31, 2013	$5,371	$-	$-	$5,371	$(708)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2014	December 31, 2013
OREO recorded at fair value	$4,373	$5,371
Estimated selling costs	(225)	(274)
OREO	$4,148	$5,097

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net gain on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the six months ended June 30, 2014:

(in thousands)	OREO
Beginning OREO balance	$5,097
OREO sales	(1,612)
Net gain on sale and valuation adjustments	663
Ending OREO balance	$4,148

36 | Page

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Weighted Average %	Range
Trust preferred securities	$6,892	Market approach	Broker quotes or prices on similar securities	88%	84% - 99%
Impaired loans:
Commercial	$535	Property appraisals (1)	Management discount for property type and recent market volatility	40%	0% - 85%
Real estate - mortgage	12,349	Property appraisals (1)	Management discount for property type and recent market volatility	13%	10% - 35%
Construction & land	4,253	Property appraisals (1)	Management discount for property type and recent market volatility	18%	10% - 35%
Total impaired loans	$17,137

OREO:
Commercial	$3,970	Property appraisals (1)	Management discount for property type and recent market volatility	11%	0% - 30%
Construction & land	403	Property appraisals (1)	Management discount for property type and recent market volatility	38%	30% - 50%
Total OREO	$4,373

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2014 and December 31, 2013.

37 | Page

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$130,605	$130,605	$76,028	$76,028
Investment securities available for sale	495,517	495,517	535,133	535,133
Investment securities held to maturity	13,292	13,839	13,266	12,715
Other investments	17,988	17,988	8,397	8,397
Loans — net	2,260,722	2,259,633	2,047,309	2,045,447
Accrued interest receivable	8,972	8,972	8,770	8,770
Derivatives	6,033	6,033	8,341	8,341

Financial liabilities:
Deposits	$2,299,153	$2,299,431	$2,279,037	$2,279,996
Securities sold under agreements to repurchase	74,565	75,547	138,494	138,312
Accrued interest payable	580	580	679	679
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	10,080	10,080	10,426	10,426

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

38 | Page

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at June 30, 2014:

At June 30, 2014
(in thousands)	Company	Bank
Shareholders' equity	$296,098	$310,350
Disallowed intangible assets	(2,498)	-
Unrealized gain on available for sale securities	(8,100)	(8,100)
Unrealized gain (loss) on cash flow hedges	2,685	(326)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier I regulatory capital	$358,177	$301,924

Allowance for loan losses	31,596	31,248
Total risk-based regulatory capital	$389,773	$333,172

	Company			Bank
At June 30, 2014	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$358,177	$389,773	$358,177	$301,924	$333,172	$301,924
Well-capitalized requirement	151,522	252,537	144,928	149,860	249,767	143,506
Regulatory capital - excess	$206,655	$137,236	$213,249	$152,064	$83,405	$158,418
Capital ratios	14.2%	15.4%	12.4%	12.1%	13.3%	10.5%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

39 | Page

12.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 is detailed in the following schedules.

	Three months ended		Six months ended
Other noninterest income	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Loan fees	$444	$407	$929	$734
Other customer service fees	529	403	973	783
Bank-owned life insurance	585	276	902	601
Private equity investment income (loss)	140	74	(1,058)	350
Interest rate swap fees	111	812	(29)	948
Other	4	20	30	36
Total	$1,813	$1,992	$1,747	$3,452

	Three months ended		Six months ended
Other noninterest expense	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Marketing and business development	$758	$681	$1,474	$1,420
Service contracts	918	920	1,801	1,674
Professional fees	675	599	1,236	1,220
Office supplies and delivery	420	391	758	766
Other	1,105	725	1,985	1,533
Total	$3,876	$3,316	$7,254	$6,613

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2013. For a discussion of the segments included in our principal activities, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Executive Summary

CoBiz Financial Inc. is a $3.0 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.

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

Industry Overview

At the June 2014 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that while some indicators of labor market conditions have shown improvement, the unemployment rate remains elevated. In its latest statement, the FOMC indicated that it would instead assess progress towards its objective of maximum employment and 2% inflation in deciding when to adjust the target federal funds rate.  The FOMC also announced that due to cumulative progress toward maximum employment and the improvement in the

40 | Page

labor market outlook, it further reduced the purchase of agency mortgage-backed securities to $15 billion per month, down from the previous pace of $20 billion per month.  The FOMC will also reduce the purchase of longer-term Treasury securities from its previous pace of $25 billion per month to $20 billion per month.  These actions, commonly known as “Quantitative Easing”, are intended to pressure longer-term interest rates and support the mortgage market, among other things.  If the economy progresses as the FOMC expects, the purchase of agency mortgage-backed securities and Treasury securities would end in October 2014. The reversal of quantitative easing may pressure deposit growth and pricing within the industry.

Labor markets continued to improve in 2014 with the national unemployment rate decreasing to 6.1% in June, down from respective averages of 7.4% and 8.1% in 2013 and 2012.  As of May 2014, Colorado’s unemployment rate had decreased to 5.8% from 6.2% at the end of 2013.   Similarly, Arizona’s unemployment rate as of May 2014 had decreased to 6.8%, from 7.6% at the end of 2013.

In the first quarter of 2014, FDIC insured commercial banks and savings institutions reported combined earnings of $37.2 billion, 8% lower than a year ago.  While this is only the second time in the past 19 quarters that the industry has reported a year-over-year decline in quarterly earnings, both times have occurred in the last three quarters.  The average industry Return on Assets (ROA) of 1.0% for the first quarter of 2014 is below fourth quarter of 2013, and remains below the average ROA of 1.27% for the industry between 2000-2006.  Credit quality for the industry continues to improve, as noncurrent loans declined for the 16th consecutive quarter.  Noncurrent loans totaled $195.1 billion at the end of the first quarter, the first time that noncurrent balances have fallen below $200 billion since the third quarter of 2008.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first six months of 2014:

•

During the first quarter of 2014, the Company realigned its reportable segments to reflect recent organizational and structural changes.  As part of this change, the Company’s segments that were previously reported as Investment Banking, Wealth Management and Insurance were combined into one segment titled “Fee-Based Lines.”

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net interest income before provision	$26,353	$23,365	$51,258	$46,550
Provision for loan losses	(941)	(1,065)	(2,829)	(2,655)
Noninterest income	9,037	8,425	14,718	14,901
Net income	8,617	7,262	14,134	13,311

Diluted earnings per common share	$0.21	$0.18	$0.34	$0.32
Net interest margin	3.92%	3.78%	3.91%	3.82%
Return on average assets	1.19%	1.09%	1.00%	1.02%
Return on average shareholders' equity	11.86%	10.93%	9.90%	10.19%

•

Net interest income and net interest margin increased for the three and six months of 2014 over the prior year.  The increases are primarily due to growth in the average loan portfolio during those periods.

•	Improvements in overall credit quality metrics resulted in a net reversal of provision for loan losses of $0.9 million and $2.8 million in the three and six months ended June 30, 2014, respectively.

•	Net income of $8.6 million and $14.1 million for the three and six months ended June 30, 2014, increased 18.7% and 6.2%, respectively, over the prior year periods.

41 | Page

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2014	2013
Total assets	$3,024,832	$2,800,691
Total investments	526,797	556,796
Total loans	2,294,644	2,084,359
Total deposits	2,299,153	2,279,037
Securities sold under agreements to repurchase	74,565	138,494
Total shareholders' equity	296,098	281,085

Allowance for loan losses	$33,922	$37,050
Nonperforming assets	12,143	19,037
Allowance for loan and credit losses to total loans	1.48%	1.78%
Nonperforming assets to total assets	0.40%	0.68%

•	The loan portfolio at June 30, 2014 increased $210.3 million, or 20.3% annualized, over the balance at December 31, 2013.

•

The allowance for loan and credit losses decreased to 1.48% of total loans at June 30, 2014, from 1.78% at December 31, 2013. The decrease was attributed primarily to continued loan growth and improvement in the credit quality of the loan portfolio, which resulted in a negative provision for loan losses.

•	Noninterest-bearing demand deposits totaled $960.6 million at June 30, 2014 and comprise 41.8% of total deposits.

•

Due to a concerted effort by the Company to transition clients out of our customer repurchase agreements and into other deposit products, securities sold under agreements to repurchase declined $63.9 million in the first half of 2014.  Reducing the customer repurchase agreements will allow the Company to reduce its investment portfolio and allow the loan portfolio to continue to grow.

•

In the second quarter of 2014, the Company entered into a $20.0 million revolving line of credit with a one year term.  While there are no current plans to use the line of credit, it will be used for general corporate purposes and backup liquidity.  Interest on the line of credit is based on one month LIBOR plus 2.25%.  The line of credit also bears a 0.25% non-usage fee on the unused portion of the commitment.

•	The Company’s total risk-based capital ratio was 15.4% at June 30, 2014, compared to 15.7% at the end of 2013.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis

42 | Page

for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At June 30, 2014 there were $501.5 million or 16.6% of total assets recorded at fair value on a recurring basis consisting of $495.5 million in available for sale securities and $6.0 million in derivative instruments.  At June 30, 2014, $10.1 million or 0.4% of total liabilities represents liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities. Assets recorded at fair value on a nonrecurring basis at June 30, 2014, consist of impaired loans totaling $17.1 million or 0.6% of total assets.

At June 30, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade.  These securities are classified as Level 2 or Level 3 if the securities are highly illiquid and lack trading activity.   Securities classified as Level 3 totaled $6.9 million at June 30, 2014, representing 0.2% of total assets at the report date. For additional information on the fair value of certain financial assets and liabilities see Note 10 to the Condensed Consolidated Financial Statements.

Financial Condition

Total assets at June 30, 2014 were $3.02 billion, increasing $224.1 million or 8.0% from $2.80 billion at December 31, 2013.  Assets consist primarily of loans net of allowance for losses and investment securities, accounting for 92% of total assets.  Total liabilities at June  30, 2014, were $2.73 billion, increasing $209.1 million or 8.3% from $2.52 billion at December 31, 2013.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 87% of total liabilities.  Shareholder’s equity at June  30, 2014 was $296.1 million, increasing $15.0 million or 5.3% from $281.1 million at December 31, 2013.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 17.4% of total assets at June 30, 2014, compared to 19.9% at December 31, 2013.

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

The net unrealized gain on available for sale securities increased $4.8 million to $13.1 million at June 30, 2014 from $8.2 million at December 31, 2013.  The Company did not recognize any OTTI in earnings during the three or six months ended June 30, 2014.

				Net	% of
AVAILABLE FOR SALE SECURITIES	At June 30, 2014		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain	gain
Mortgage-backed securities	$305,690	$313,452	63.3%	$7,762	59.4%
Trust preferred securities	57,874	60,066	12.1	2,192	16.8
Corporate debt securities	104,634	107,556	21.7	2,922	22.4
Municipal securities	14,255	14,443	2.9	188	1.4
Total available for sale securities	$482,453	$495,517	100.0%	$13,064	100.0%

Loans.  Gross loans increased $210.3 million to $2.29 billion at June 30, 2014, from $2.08 billion at December 31, 2013. During the six months ended June 30, 2014, the Company advanced $307.3 million in new credit relationships and an additional $207.9 million on existing lines.  Offsetting credit extensions were paydowns and maturities of $303.4 million and gross charge-offs of $1.5 million.

43 | Page

	At June 30, 2014		At December 31, 2013		At June 30, 2013
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$917,494	40.6%	$824,453	40.3%	$813,186	41.2%
Owner-occupied real estate	497,945	22.0	452,959	22.1	442,132	22.4
Investor real estate	480,454	21.3	447,905	21.9	442,447	22.4
Construction & land	160,452	7.1	127,952	6.3	95,127	4.8
Consumer	194,339	8.6	181,056	8.8	168,606	8.5
Other	43,960	1.9	50,034	2.4	56,346	2.9
Total loans	2,294,644	101.5	2,084,359	101.8	2,017,844	102.2
Allowance for loan losses	(33,922)	(1.5)	(37,050)	(1.8)	(43,232)	(2.2)
Total net loans	$2,260,722	100.0%	$2,047,309	100.0%	$1,974,612	100.0%

Loan growth in the first half of 2014 was broad based with increases in most categories.  During this period, Commercial loans increased $93.0 million or 11%, real estate – mortgages (owner-occupied and investor) increased $77.5 million or 9% and Construction & land loans increased $32.5 million or 25%.

The allowance for loan losses decreased $3.1 million during the six months ended June 30, 2014, through the release of net excess reserves of $2.8 million coupled with $0.3 million in net charge-offs.  The reduction in the allowance for loan losses even as lending grows is the result of continued credit quality improvement across all loan segments.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $5.9 million to $20.6 million at June 30, 2014, from $26.5 million at December 31, 2013. The decrease was primarily related to the tax effect of the following events during the first six months of 2014: decline in the allowance for loan and credit losses ($3.1 million); bonus payments ($3.9 million); settlement of stock and deferred compensation obligations ($4.6 million); and valuation changes in derivatives and investment securities available for sale ($4.3 million).

Other Real Estate Owned.  OREO decreased $1.0 million to $4.1 million at June 30, 2014, from $5.1 million at December 31, 2013.  The decrease is the result of OREO sales during the period resulting in gains of $0.7 million.  At June 30, 2014, $0.6 million of OREO was in Arizona and $3.5 million was in Colorado.

Other Assets. Other assets were $19.2 million at June 30, 2014, down $8.4 million from December 31, 2013.  The decrease related primarily to reduction in accounts receivable ($3.8 million), declines in the fair market value of derivative assets ($2.4 million) and decreases in carrying value of equity method partnership investments ($2.1 million).

Deposits.  Total deposits increased  $20.1 million to $2.30 billion at June 30, 2014 from $2.28 billion at December 31, 2013.  In the first quarter of 2014, the Company had an initiative to move customer balances out of securities sold under agreement to repurchase (Customer Repos) and into other deposit products.  Most of the balances moved from Customer Repos and into interest-bearing demand accounts.  Offsetting the increase in deposits from the Customer Repo transfers was an overall decrease in customer account balances. Noninterest-bearing deposits at June 30, 2014 comprised 42% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.

At June 30, 2014, the Company had brokered CDs of $20.0 million.  Brokered deposits are considered a wholesale financing source and can be used as an alternative to other short-term borrowings. The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.

44 | Page

	At June 30, 2014		At December 31, 2013		At June 30, 2013
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$599,234	25.3%	$572,175	23.8%	$561,079	25.9%
Interest-bearing demand and NOW	491,347	20.7	487,037	20.1	337,294	15.5
Savings	15,134	0.6	12,803	0.5	11,612	0.5
Certificates of deposits under $100	25,704	1.1	27,726	1.1	29,359	1.4
Certificates of deposits $100 and over	126,487	5.3	134,418	5.6	136,077	6.3
Reciprocal CDARS	60,651	2.6	83,173	3.4	95,157	4.4
Brokered CDs	19,996	0.8	-	-	-	-
Total interest-bearing deposits	1,338,553	56.4	1,317,332	54.5	1,170,578	54.0
Noninterest-bearing demand deposits	960,600	40.5	961,705	39.8	865,393	39.9
Customer repurchase agreements	74,565	3.1	138,494	5.7	133,402	6.1
Total deposits and customer repurchase agreements	$2,373,718	100.0%	$2,417,531	100.0%	$2,169,373	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. As discussed above, the Company intentionally shifted customers out of Customer Repos and into other deposit products allowing the Company more flexibility with its investment portfolio due to the reduced need of collateral for Customer Repos.  Customer Repos decreased 46% during the first half of 2014.

Other Short-Term Borrowings.  Other short-term borrowings normally consist of federal funds purchased and overnight and term borrowings from the FHLB.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At June 30, 2014, the Company had $260.0 million in short-term borrowings outstanding.  The Company had no short-term borrowings outstanding at December 31, 2013.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

During the second quarter of 2014, the Company entered into an unsecured one-year $20.0 million line of credit agreement that can be used to supplement funding needs of its operations.  There was no balance on the credit line at June 30, 2014.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $7.1 million from the end of 2013 to $22.9 million at June 30, 2014.  The decrease is attributed to bonus and deferred compensation payments ($6.3 million), lower income tax accruals ($0.4 million) and other liabilities ($0.4 million).

45 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
INCOME STATEMENT	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Interest income	$28,510	$26,160	$2,350	9.0%	$55,501	$52,212	$3,289	6.3%
Interest expense	2,157	2,795	(638)	(22.8)	4,243	5,662	(1,419)	(25.1)
NET INTEREST INCOME BEFORE PROVISION	26,353	23,365	2,988	12.8	51,258	46,550	4,708	10.1
Provision for loan losses	(941)	(1,065)	124	11.6	(2,829)	(2,655)	(174)	(6.6)
NET INTEREST INCOME AFTER PROVISION	27,294	24,430	2,864	11.7	54,087	49,205	4,882	9.9
Noninterest income	9,037	8,425	612	7.3	14,718	14,901	(183)	(1.2)
Noninterest expense	23,232	21,594	1,638	7.6	47,379	44,175	3,204	7.3
INCOME BEFORE INCOME TAXES	13,099	11,261	1,838	16.3	21,426	19,931	1,495	7.5
Provision for income taxes	4,482	3,999	483	12.1	7,292	6,793	499	7.3
NET INCOME FROM CONTINUING OPERATIONS	8,617	7,262	1,355	18.7	14,134	13,138	996	7.6
Net income from discontinued operations	-	-	-	-	-	173	(173)	(100.0)
NET INCOME	$8,617	$7,262	$1,355	18.7%	$14,134	$13,311	$823	6.2%

Annualized ROA for the three and six months ended June 30, 2014 was 1.19% and 1.00%, respectively, compared to 1.09% and 1.02% during the comparable prior year periods.  Annualized return on average shareholders’ equity for the three and six months ended June 30, 2014 was 11.86% and 9.90%, respectively, compared to 10.93%  and 10.19% in the comparable prior year periods.  Net income improved for both the three and six months ended June 30, 2014, compared to the respective prior-year periods, driven by higher net interest income.  Noninterest income as a percentage of operating revenue decreased to 25.54% for the three months ended June 30, 2014 compared to 26.50% in the prior-year period and declined to 22.31% from 24.25% for the six months ended June 30, 2014 and 2013, respectively.  The six month decline was due in part to a $1.2 million loss on equity method investments in the first quarter of 2014. The Company’s tax equivalent efficiency ratio(1) was 68.49% and 72.62%  for the three and six months ended June 30, 2014, respectively, compared to 69.77% and 71.96% a year earlier.

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

(1)

The efficiency ratio equals noninterest expenses adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of tax equivalent net interest income and noninterest income. To calculate tax equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.

46 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2014 and 2013.  Historically, the Company has included the allowance for loan losses in total interest-earning assets.  Beginning with the first quarter of 2014, the Company has excluded the allowance for loan losses from interest-earning assets.  Prior periods have been changed to conform to the new presentation.

	Three months ended June 30,
	2014			2013
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$18,913	$24	0.50%	$19,918	$23	0.46%
Investment securities (1)	536,450	4,123	3.07%	558,464	4,175	2.99%
Loans (1)(2)	2,236,728	25,296	4.47%	1,968,674	22,611	4.54%
Total interest-earning assets	$2,792,091	$29,443	4.18%	$2,547,056	$26,809	4.17%

Noninterest-earning assets	121,413			115,858
Total assets	$2,913,504			$2,662,914

Liabilities and Shareholders' Equity
Deposits
Money market	$586,439	$465	0.32%	$570,148	$594	0.42%
Interest-bearing demand and NOW	493,768	236	0.19%	356,436	210	0.24%
Savings	14,389	2	0.06%	11,498	2	0.07%
Certificates of deposit
Reciprocal	66,721	55	0.33%	88,897	92	0.42%
Under $100	27,693	29	0.42%	29,585	38	0.52%
$100 and over	131,292	171	0.52%	139,585	207	0.59%
Total interest-bearing deposits	$1,320,302	$958	0.29%	$1,196,149	$1,143	0.38%
Other borrowings
Securities sold under agreements to repurchase	79,615	44	0.22%	149,203	82	0.22%
Other short-term borrowings	182,669	127	0.28%	96,730	69	0.28%
Long-term debt	72,166	1,028	5.64%	93,150	1,501	6.37%
Total interest-bearing liabilities	$1,654,752	$2,157	0.52%	$1,535,232	$2,795	0.72%
Noninterest-bearing demand accounts	947,271			834,060
Total deposits and interest-bearing liabilities	2,602,023			2,369,292
Other noninterest-bearing liabilities	20,012			27,096
Total liabilities	2,622,035			2,396,388
Total equity	291,469			266,526
Total liabilities and equity	$2,913,504			$2,662,914
Net interest income - taxable equivalent		$27,286			$24,014
Net interest spread			3.66%			3.45%
Net interest margin			3.92%			3.78%
Ratio of average interest-earning assets to
average interest-bearing liabilities	168.73%			165.91%

47 | Page

	Six months ended June 30,
	2014			2013
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$18,470	$48	0.52%	$18,337	$50	0.54%
Investment securities (1)	543,815	8,381	3.08%	560,949	8,472	3.02%
Loans (1)(2)	2,173,000	48,858	4.47%	1,941,758	44,951	4.60%
Total interest-earning assets	$2,735,285	$57,287	4.17%	$2,521,044	$53,473	4.22%

Noninterest-earning assets	120,634			118,627
Total assets	$2,855,919			$2,639,671

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$584,814	$929	0.32%	$587,926	$1,273	0.44%
Interest-bearing demand	462,030	481	0.21%	357,820	444	0.25%
Savings	13,497	4	0.06%	14,973	5	0.07%
Certificates of deposit
Reciprocal	74,852	123	0.33%	85,446	186	0.44%
Under $100	27,641	59	0.43%	29,674	78	0.53%
$100 and over	133,976	349	0.53%	142,046	446	0.63%
Total interest-bearing deposits	$1,296,810	$1,945	0.30%	$1,217,885	$2,432	0.40%
Other borrowings
Securities sold under agreements to repurchase	92,005	107	0.23%	146,982	166	0.22%
Other short-term borrowings	109,131	147	0.27%	57,005	79	0.28%
Long-term debt	72,166	2,044	5.63%	93,150	2,985	6.37%
Total interest-bearing liabilities	$1,570,112	$4,243	0.54%	$1,515,022	$5,662	0.75%
Noninterest-bearing demand accounts	975,359			827,273
Total deposits and interest-bearing liabilities	2,545,471			2,342,295
Other noninterest-bearing liabilities	22,431			34,080
Total liabilities	2,567,902			2,376,375
Total equity	288,017			263,296
Total liabilities and equity	$2,855,919			$2,639,671
Net interest income - taxable equivalent		$53,044			$47,811
Net interest spread			3.63%			3.47%
Net interest margin			3.91%			3.82%
Ratio of average interest-earning assets to
average interest-bearing liabilities	174.21%			166.40%

(1)Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)Yields have been adjusted to reflect a tax-equivalent basis where applicable.

48 | Page

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2014 grew 13.6%  and 10.9%, respectively, compared to the prior year periods, driven primarily by higher loan volume.  Average interest-earning assets for the three and six months ended June 30, 2014 increased $245.0 million and $214.2 million to $2.79 billion and $2.74 billion, respectively.  Overall yield on average interest-earning assets was stable during the current quarter and down 5 basis points for the six months ended June 30, 2014 compared to the prior year periods.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 17 basis points (0.17%) during the three and six months ended June 30, 2014 compared to 23 basis points (0.23%) and 24 basis points (0.24%) in the comparative prior year periods.  The average rate on total interest-bearing liabilities for the three and six months ended June 30, 2014 decreased 20 and 21 basis points, respectively, driven primarily by the redemption of the 9.0% subordinated notes payable in August 2013.  Tax-equivalent net interest margin increased 14 basis points to 3.92% during the current quarter and 9 basis points to 3.91% during the first half of 2014, largely the result of continued declines in the cost of deposits and debt.

The following table presents noninterest income for the three and six months ended June 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
NONINTEREST INCOME	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Service charges	$1,394	$1,352	$42	3.1%	$2,770	$2,680	$90	3.4%
Investment advisory income	1,442	1,295	147	11.4	2,864	2,407	457	19.0
Insurance income	2,894	3,210	(316)	(9.8)	5,656	5,720	(64)	(1.1)
Investment banking income	1,494	576	918	159.4	1,681	642	1,039	161.8
Other income (loss)	1,813	1,992	(179)	(9.0)	1,747	3,452	(1,705)	(49.4)
Total noninterest income	$9,037	$8,425	$612	7.3%	$14,718	$14,901	$(183)	(1.2)%

Service Charges. Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges grew in the current quarter and year to date periods compared to a year ago due to growth in the average balance of deposit accounts using our treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million and $0.5 million during the three and six months ended June 30, 2014, respectively, compared to the prior year periods.  Fees earned are generally based on a percentage of assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the current quarter and first half of 2014 grew 9% and 8%, respectively, compared to the prior year averages.  AUM totaled $854.7 million at June 30, 2014.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue declined $0.3 million and $0.1 million for the three and six months ended June  30, 2014 compared to the respective prior year periods.  The year-over-year declines are due to higher profit sharing bonuses in the prior year periods.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking revenues increased $0.9 million and $1.0 million during the three and six months ended June 30, 2014 compared to the prior year periods, due to success fees earned on deal closings during the current quarter.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three and six months ended June 30, 2014 decreased $0.2 million and $1.7 million, respectively, from the comparable prior year periods.  The year to date decline is primarily the result of a $1.2 million loss on equity method investments recognized in the first quarter of 2014 and lower swap fees, offset in part by higher BOLI income. The Company has equity method investments in certain SBIC funds with a carrying value of $5.7 million at June 30, 2014.  In the first quarter of 2014, the Company had a loss on one of these passive

49 | Page

investments related to a realized a loss on an investment in one of the funds.  Higher BOLI income relates to the realization of claim benefits during the period.

The following table presents noninterest expense for the three and six months ended June 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
NONINTEREST EXPENSE	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Salaries and employee benefits	$15,943	$14,720	$1,223	8.3%	$31,779	$29,204	$2,575	8.8%
Share-based compensation expense	711	746	(35)	(4.7)	1,725	1,494	231	15.5
Occupancy expenses, premises and equipment	3,492	3,155	337	10.7	6,696	6,459	237	3.7
Amortization of intangibles	149	159	(10)	(6.3)	300	359	(59)	(16.4)
FDIC and other assessments	483	440	43	9.8	890	878	12	1.4
Other real estate owned and loan workout costs	224	97	127	130.9	565	288	277	96.2
Gain on securities, other assets and OREO	(1,646)	(1,039)	(607)	(58.4)	(1,830)	(1,120)	(710)	(63.4)
Other expense	3,876	3,316	560	16.9	7,254	6,613	641	9.7
Total noninterest expense	$23,232	$21,594	$1,638	7.6%	$47,379	$44,175	$3,204	7.3%

Salaries and Employee Benefits.  Salaries and employee benefit expense increased 8.3% or $1.2 million and 8.8% or $2.6 million for the respective three and six months ended June 30, 2014. The increase relates to annual cost of living and merit increases effective in the second quarter of 2014, as well as the addition of new personnel to support three initiatives launched at the end of 2013:  bank expansion into two new Colorado markets, Fort Collins and Colorado Springs, and the launch of CoBiz Private Bank.  The Company had 525 full-time equivalent employees at June 30, 2014, up from 502 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the six months ended June 30, 2014 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2014 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the three and six months ended June 30, 2014, compared to the prior year periods due to the new bank locations in Fort Collins and Colorado Springs and higher common area maintenance costs.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  The assessments are based on statutory and risk classification factors to determine an assessment rate that is then applied to balance sheet metrics.  Cost savings from a decline in assessment rates in the current year have been more than offset by balance sheet growth that has increased assessments.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased $0.1 million and $0.3 million during the three and six months ended June 30, 2014, respectively, compared to the prior year periods.  These costs are related to the level of nonperforming assets.  While costs increased slightly in 2014 over 2013 due to one large project, the Company has seen a general decline in these costs over the last few years.

Gain on Securities, Other Assets, and OREO. Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.  During the three and six months ended June 30, 2014, the Company recognized net gains of $1.6 million and $1.8 million, respectively, primarily on investment securities and to a lesser extent OREO.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier).  Other operating expenses for the three and six months ended June 30, 2014 increased $0.6 million compared to the prior year periods relating primarily to legal settlement costs ($0.3 million) and higher professional and service contract costs.

50 | Page

Provision for Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2014 was 34%, compared to 36% and 34% in the respective prior year periods.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2014	2013	Increase	2014	2013	Decrease
Provision for loan losses	$(941)	$(1,065)	$124	$(2,829)	$(2,655)	$(174)
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$(941)	$(1,065)	$124	$(2,829)	$(2,655)	$(174)

The improvement in credit quality, as reflected by a decrease in classified loans and charge-offs, has resulted in negative loan and credit loss provisions in both 2014 and 2013.  See Note 5 – Loans.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $5.1 million to $41.4 million at June 30, 2014 from $46.5 million at December 31, 2013.  At June 30, 2014, the allowance for loan and credit losses decreased to 1.48% of total loans from 1.78% at December 31, 2013, and 2.14% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 424.3% at June 30, 2014 from 265.8% at December 31, 2013 and 168.7% a year earlier.  Though management believes the current allowance provides adequate coverage of potential problems in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had $0.7 million and $0.3 million in net charge-offs during the three and six months ended June 30, 2014, respectively.  In prior year, the Company recorded $0.6 million and $1.0 million in net charge-offs during the three and six months ended June 30, 2013, respectively.

51 | Page

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Allowance for loan losses at beginning of period	$37,050	$46,866	$46,866
Charge-offs:
Commercial	(1,448)	(613)	(188)
Real estate - mortgage	(52)	(3,055)	(1,860)
Construction & land	(38)	(796)	(632)
Consumer	(8)	(122)	(101)
Other	(1)	(5)	(2)
Total charge-offs	(1,547)	(4,591)	(2,783)
Recoveries:
Commercial	309	1,035	791
Real estate - mortgage	275	1,099	467
Construction & land	605	1,399	515
Consumer	53	45	31
Other	6	1	-
Total recoveries	1,248	3,579	1,804
Net charge-offs	(299)	(1,012)	(979)
Provision for loan losses charged to operations	(2,829)	(8,804)	(2,655)
Allowance for loan losses at end of period	$33,922	$37,050	$43,232

Total provision for loan and credit losses
charged to operations	$(2,829)	$(8,804)	$(2,655)

Ratio of net charge-offs to average loans	0.01%	0.05%	0.05%

Average loans outstanding during the period	$2,173,000	$1,991,251	$1,941,758

52 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2014	2013	2013
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$134	$19	$-
Nonaccrual loans:
Commercial	938	1,330	2,899
Real estate - mortgage	4,081	10,504	20,093
Construction & land	2,752	1,986	2,459
Consumer & other	90	101	183
Total nonaccrual loans	7,861	13,921	25,634
Total nonperforming loans	7,995	13,940	25,634
OREO and repossessed assets	4,148	5,097	7,185
Total nonperforming assets	$12,143	$19,037	$32,819

Performing renegotiated loans	$24,033	$29,683	$29,623
Classified loans	$41,357	$46,476	$64,300

Allowance for loan losses	$33,922	$37,050	$43,232
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$33,922	$37,050	$43,232
Nonperforming assets to total assets	0.40%	0.68%	1.20%
Nonperforming loans to total loans	0.35%	0.67%	1.27%
Nonperforming loans and OREO to total loans and OREO	0.53%	0.91%	1.62%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.48%	1.78%	2.14%
Allowance for loan and credit losses to nonperforming loans	424.29%	265.78%	168.65%

Nonperforming assets decreased  $6.9 million or 36.2% at June  30, 2014, from December 31, 2013 and decreased $20.7 million or 63.0% from the prior year period.  The decrease in nonperforming assets from the end of 2013 is primarily attributed to a decline in real estate – mortgage nonperforming loans ($6.4 million) and OREO ($0.9 million) offset by an increase in construction and land nonperforming loans ($0.8 million).  Approximately 60% or $7.3 million of nonperforming assets at June  30, 2014 were concentrated in Colorado, while the remaining 40% or $4.8 million were in Arizona.  Nonperforming loans represent 65.8% of total nonperforming assets with the remaining 34.2% comprised of OREO.  Nonperforming loans of $8.0 million were equally distributed between markets at June 30, 2014.

53 | Page

Segment Results

The Company has historically reported five segments: Commercial Banking, Investment Banking, Insurance, Wealth Management and Corporate Support and Other.  Beginning in the first quarter of 2014, the Company has realigned into three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  The new Fee-based Lines segment is an aggregation of the previously reported Investment Banking, Wealth Management and Insurance segments.  All prior period disclosures have been conformed to the new presentation.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion regarding segments and the segment realignment.

Certain financial metrics and discussion of results for each segment for the three and six months ended June 30, 2014 and 2013 are presented below.

Commercial Banking			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$27,258	$24,738	$2,520	10.2%	$53,050	$49,272	$3,778	7.7%
Provision for loan losses	(776)	(822)	46	5.6	(2,375)	(1,853)	(522)	(28.2)
Noninterest income	3,018	3,236	(218)	(6.7)	4,228	5,917	(1,689)	(28.5)
Noninterest expense	8,311	8,917	(606)	(6.8)	17,746	17,132	614	3.6
Provision for income taxes	8,121	7,139	982	13.8	14,923	14,288	635	4.4
Net income before management fees and overhead allocations	14,620	12,740	1,880	14.8	26,984	25,622	1,362	5.3
Management fees and overhead allocations, net of tax	5,715	5,042	673	13.3	11,951	10,519	1,432	13.6
Net income	$8,905	$7,698	$1,207	15.7%	$15,033	$15,103	$(70)	(0.5)%

Net income for the Commercial Banking segment during the three months ended June 30, 2014 increased $1.2 million compared to the prior year. Net income during the first six months of 2014 was comparable to the prior year.

While the net interest margin continues to be negatively impacted from the low rate environment, volume increases in the loan portfolio have driven a $2.5 million and $3.8 million increase in net interest income during the three and six months ended June 30, 2014 over the comparable prior year periods.  In 2014 and 2013, Commercial Banking has benefited from a negative provision for loan losses due to the improvement in asset quality metrics.

Noninterest income decreased in 2014 as a result of a loss on a passive equity method investment in the first quarter of 2014.  Noninterest expense during the three months ended June 30, 2014 was down $0.6 million from the comparable prior year period due to a $1.2 million gain on the sale of an investment security.  Year-to-date noninterest expense increased $0.6 million over the prior year comparable period primarily as a result of investments in the Colorado market expansions in Fort Collins and Colorado Springs, and the launch of private banking.

Fee-Based Lines			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$(10)	$(15)	$5	33.3%	$(20)	$(27)	$7	25.9%
Noninterest income	5,830	5,085	745	14.7	10,201	8,773	1,428	16.3
Noninterest expense	4,485	4,722	(237)	(5.0)	8,897	9,141	(244)	(2.7)
Provision for income taxes	525	149	376	252.3	479	(71)	550	774.6
Net loss before management fees and overhead allocations	810	199	611	307.0	805	(324)	1,129	348.5
Net income from discontinued operations	-	-	-	-	-	173	(173)	(100.0)
Management fees and overhead allocations, net of tax	250	262	(12)	(4.6)	537	523	14	2.7
Net income (loss)	$560	$(63)	$623	988.9%	$268	$(674)	$942	139.8%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment banking fees, investment advisory fees and insurance income.  Net income for the Fee-Based Lines for the three and six months ended June 30, 2014 improved compared to the prior year periods due to higher revenue from investment banking fees which grew $1.0 million for both the three and six months ended June 30, 2014 over the prior year periods.

54 | Page

Corporate Support and Other			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$(895)	$(1,358)	$463	34.1%	$(1,772)	$(2,695)	$923	34.2%
Provision for loan losses	(165)	(243)	78	32.1	(454)	(802)	348	43.4
Noninterest income	189	104	85	81.7	289	211	78	37.0
Noninterest expense	10,436	7,955	2,481	31.2	20,736	17,902	2,834	15.8
Benefit for income taxes	(4,164)	(3,289)	(875)	(26.6)	(8,110)	(7,424)	(686)	(9.2)
Net loss before management fees and overhead allocations	(6,813)	(5,677)	(1,136)	(20.0)	(13,655)	(12,160)	(1,495)	(12.3)
Management fees and overhead allocations, net of tax	(5,965)	(5,304)	(661)	(12.5)	(12,488)	(11,042)	(1,446)	(13.1)
Net loss	$(848)	$(373)	$(475)	(127.3)%	$(1,167)	$(1,118)	$(49)	(4.4)%

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

Net interest income for the three and six months ended June 30, 2014, improved compared to the prior year periods due to a reduction in interest expense associated with the $21.0 million notes payable redemption during the third quarter of 2013, offset by higher expense attributed to salaries and benefits.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2014:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	$260,000	$-	$-	$-	$260,000
Repurchase agreements (1)	74,565	-	-	-	74,565
Operating lease obligations	5,522	9,018	5,907	2,626	23,073
Long-term debt obligations (2)	3,709	5,681	5,681	78,495	93,566
Preferred Stock, Series C dividend (3)	574	57,653	-	-	58,227
Total contractual obligations	$344,370	$72,352	$11,588	$81,121	$509,431

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.60% and ranges from 1.68% to 3.18%.

55 | Page

(3)Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at June 30, 2014.  The preferred shares are shown in the table as being due in the “After one but within three years” category which assumes $57.4 million of preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2014, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$509,088	$161,661	$50,401	$23,116	$744,266
Standby letters of credit	39,272	4,289	100	1,660	45,321
Commercial letters of credit	2,378	7	-	-	2,385
Unfunded commitments for unconsolidated investments	7,234	-	-	-	7,234
Company guarantees	1,300	-	-	555	1,855
Total commitments	$559,272	$165,957	$50,501	$25,331	$801,061

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

Approximately $71.1 million of total loan commitments at June 30, 2014 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2014 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

56 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $130.6 million at June 30, 2014, compared to $76.0 million at December 31, 2013.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 100.7% at June 30, 2014, from 91.5% at December 31, 2013. At June 30, 2014, the Company had $260.0 million in wholesale borrowings and $20.0 million in Brokered CDs. Average wholesale borrowings were $184.0 million and $109.8 million during the three and six months ended June 30, 2014, respectively.  Average wholesale borrowings were $43.5 million during 2013.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2014, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2014, totaled $440.5 million.  Available funding is comprised of $175.0 million through the unsecured federal fund lines and $265.5 million in secured FHLB borrowing capacity. The Company had $28.8 million in securities available to be pledged as collateral for additional FHLB borrowings at June 30, 2014.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers

57 | Page

and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.    The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016.  The Company expects to redeem the preferred stock at or before the date the dividend rate increases.   During the second quarter of 2014, the Company entered into a revolving line of credit for an aggregate amount of up to $20.0 million, which remained available through June 30, 2014.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At June 30, 2014, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2014, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

At June 30, 2014, shareholders’ equity totaled $296.1 million, a $15.0 million increase from December 31, 2013, primarily related to current period earnings of $14.1 million.  Also contributing to the increase was $2.3 million increase in common surplus relating to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises; and an increase of $2.7 million in AOCI associated with changes in the fair value of AFS securities and derivatives.  Offsetting these increases were common and preferred dividends of $3.1 million and a $1.0 million decline associated with the Company’s acquisition of its common stock through net share settlements of equity compensation awards.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2014, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.1% and Total Capital ratio of 13.3%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at June 30, 2014, was 14.2% and its Total Capital ratio 15.4%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contained a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at June 30, 2014, that will be grandfathered under Basel III.  The rules will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

The Companies Condensed Consolidated Financial Statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the Contractual Obligations and Commitments section.  The Company has commitments to extend credit

58 | Page

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

59 | Page

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates in the first half of 2014, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at June 30, 2014, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing in the first half of 2014, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	(200)	(100)	0	+100	+200
Impact on:
Net interest income	n/a	(1.3)%	0.0%	1.1%	2.9%
Market value of equity	n/a	(29.2)%	0.0%	19.5%	32.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2014, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

60 | Page

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

Period	Total number of shares	Average price paid per share
April 1 - April 30, 2014	2,137	$10.05
May 1 - May 31, 2014	206	10.14
Total	2,343	$10.06

Item 6.    Exhibits

Exhibits and Index of Exhibits.
3.1*	Amendment to the Amended and Restated Articles of Incorporation
10.1*	CoBiz Financial Inc. Amended Employee Stock Purchase Plan
10.2*	Amended and restated 2005 Equity Incentive Plan
10.3	Revolving credit agreement dated May 15, 2014 by and between CoBiz Financial Inc. and U.S. Bank National Association and Western Alliance Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 4, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:July 25, 2014	By:/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:July 25, 2014	By:/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

61 | Page