Form 10-Q
period 2014-09-30
COBIZ FINANCIAL INC
filed 2014-10-24
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.

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

There were 40,694,556 shares  of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 22, 2014.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At September 30, 2014 and December 31, 2013

	September 30,	December 31,
(in thousands, except share and per share amounts)	2014	2013
Assets
Cash and due from banks	$59,233	$53,359
Interest-bearing deposits and federal funds sold	34,500	22,669
Total cash and cash equivalents	93,733	76,028

Investment securities available for sale (cost of $461,300 and $526,908, respectively)	473,446	535,133
Investment securities held to maturity (fair value of $13,834 and $12,715, respectively)	13,311	13,266
Other investments	13,769	8,397
Total investments	500,526	556,796

Loans - net of allowance for loan losses of $33,682 and $37,050, respectively	2,323,387	2,047,309
Intangible assets - net of amortization of $6,047 and $5,600, respectively	2,676	2,798
Bank-owned life insurance	47,678	43,768
Premises and equipment - net of depreciation of $37,324 and $35,705, respectively	7,484	6,034
Accrued interest receivable	9,776	8,770
Deferred income taxes, net	20,664	26,506
Other real estate owned - net of valuation allowance of $8,850 and $8,674, respectively	3,750	5,097
Other	19,190	27,585
TOTAL ASSETS	$3,028,864	$2,800,691

Liabilities
Deposits
Noninterest-bearing demand	$1,001,921	$961,705
Interest-bearing demand	509,352	487,037
Money market	619,377	572,175
Savings	19,091	12,803
Certificates of deposits	216,635	245,317
Total deposits	2,366,376	2,279,037
Securities sold under agreements to repurchase	76,041	138,494
Other short-term borrowings	185,753	-
Accrued interest and other liabilities	25,798	29,909
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,726,134	2,519,606

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and
outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 100,000,000 shares authorized;
40,691,039 and 40,368,008 issued and outstanding, respectively	400	397
Additional paid-in capital	243,628	240,660
Accumulated earnings	53,807	37,297
Accumulated other comprehensive income (AOCI), net of income tax
of $3,001 and $1,673, respectively	4,894	2,730
TOTAL SHAREHOLDERS' EQUITY	302,730	281,085
TOTAL LIABILITIES AND EQUITY	$3,028,864	$2,800,691
See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$25,452	$22,826	$72,598	$66,522
Interest and dividends on investment securities:
Taxable securities	3,493	4,020	11,461	12,330
Nontaxable securities	74	7	196	15
Dividends on securities	163	85	380	233
Interest on federal funds sold and other	23	23	71	73
Total interest income	29,205	26,961	84,706	79,173
INTEREST EXPENSE:
Interest on deposits	970	1,130	2,915	3,562
Interest on short-term borrowings and securities sold under agreements to repurchase	134	120	388	365
Interest on subordinated debentures (includes derivative reclassifications from AOCI of $319 and $538, for the quarterly periods and $992 and $1,616, for the year-to-date periods)	1,039	1,336	3,083	4,321
Total interest expense	2,143	2,586	6,386	8,248
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	27,062	24,375	78,320	70,925
Provision for loan losses	(452)	(1,554)	(3,281)	(4,209)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,514	25,929	81,601	75,134
NONINTEREST INCOME:
Service charges	1,424	1,359	4,194	4,039
Investment advisory income	1,418	1,306	4,282	3,713
Insurance income	2,622	2,862	8,278	8,582
Investment banking income	2,359	689	4,040	1,331
Other income	1,916	1,543	3,663	4,995
Total noninterest income	9,739	7,759	24,457	22,660
NONINTEREST EXPENSE:
Salaries and employee benefits	17,700	17,067	51,204	47,765
Occupancy expenses, premises and equipment	3,288	3,289	9,984	9,748
Amortization of intangibles	147	152	447	511
FDIC and other assessments	373	403	1,263	1,281
Other real estate owned and loan workout costs	283	91	848	379
Net gain on securities, other assets and other real estate owned (includes available for sale security reclassifications from AOCI of $6 and $28, for the quarterly periods and $(1,164) and $(461), for the year-to-date periods)	(598)	(319)	(2,428)	(1,439)
Other expense	3,854	3,131	11,108	9,744
Total noninterest expense	25,047	23,814	72,426	67,989
INCOME BEFORE INCOME TAXES	12,206	9,874	33,632	29,805
Provision for income taxes (includes provision from AOCI reclassification items of $124 and $215, for the quarterly periods and $(64) and $439, for the year-to-date periods)	4,315	2,849	11,607	9,642
NET INCOME FROM CONTINUING OPERATIONS	7,891	7,025	22,025	20,163
DISCONTINUED OPERATIONS:
Income from discontinued operations	-	-	-	259
Provision for income taxes	-	-	-	86
Net income from discontinued operations	-	-	-	173
NET INCOME	$7,891	$7,025	$22,025	$20,336

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,747	$6,881	$21,595	$19,535

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.17	$0.53	$0.49
Diluted	$0.19	$0.17	$0.53	$0.49
See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$7,891	$7,025	$22,025	$20,336

Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	(924)	(954)	5,085	(8,923)
Reclassification to operations	6	28	(1,164)	(461)

Unrealized gain (loss) on derivatives	(241)	(91)	(1,421)	2,684
Reclassification to operations	319	538	992	1,616
Total other comprehensive income items	(840)	(479)	3,492	(5,084)

Income tax provision:
Unrealized gain (loss) on available for sale securities	(351)	(362)	1,932	(3,391)
Reclassification to operations	3	11	(441)	(175)

Unrealized gain (loss) on derivatives	(92)	(35)	(540)	1,020
Reclassification to operations	121	204	377	614
Total income tax provision	(319)	(182)	1,328	(1,932)
Other comprehensive income (loss), net of tax	(521)	(297)	2,164	(3,152)
Comprehensive income	$7,370	$6,728	$24,189	$17,184

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine months ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,025	$20,336
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,664	2,749
Depreciation and amortization	2,506	2,808
Accretion of net loan fees	(1,254)	(995)
Provision for loan and credit losses	(3,281)	(4,209)
Stock-based compensation	2,440	2,191
Federal Home Loan Bank stock dividend	(201)	(58)
Deferred income taxes	3,971	4,693
Bank-owned life insurance	(928)	(952)
Net gain on securities, other assets and other real estate owned	(2,428)	(1,439)
Other operating activities, net	(351)	(1,711)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	-	1,365
Accrued interest and other liabilities	(2,142)	(4,589)
Accrued interest receivable	(1,006)	(904)
Other assets	(352)	-
Net cash provided by operating activities	20,663	19,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(16,619)	(2,728)
Proceeds from other investments	13,031	3,023
Purchase of investment securities available for sale	(12,128)	(132,287)
Maturity of investment securities available for sale	70,113	117,943
Proceeds from sale of investment securities available for sale	11,590	-
Purchase of investment securities held to maturity	-	(7,765)
Maturity of investment securities held to maturity	28	23
Restricted cash	-	4,540
Net proceeds from sale of loans, OREO and repossessed assets	11,951	12,266
Loan originations and repayments, net	(280,035)	(130,665)
Purchase of premises and equipment	(3,774)	(1,443)
Purchase of bank-owned life insurance	(3,335)	-
Acquisition of client relationships	(250)	-
Other investing activities, net	370	11
Net cash used in investing activities	(209,058)	(137,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	116,021	140,213
Net decrease in certificates of deposits	(28,682)	(280)
Net increase in short-term borrowings	185,753	-
Net increase (decrease) in securities sold under agreements to repurchase	(62,453)	36,301
Redemption of subordinated unsecured promissory notes	-	(20,984)
Proceeds from issuance of common stock, net	892	1,389
Dividends paid on common stock	(4,462)	(3,610)
Dividends paid on preferred stock	(430)	(1,322)
Other financing activities, net	(539)	(106)
Net cash provided by financing activities	206,100	151,601

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,705	33,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,028	65,893
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,733	$99,697
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

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at September 30, 2014 or December 31, 2013.

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

	Nine months ended
	September 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$6,190	$8,398
Income taxes	5,555	6,782

Other noncash activities:
Loans transferred to held for sale	7,087	8,044
Loans transferred to OREO	2,659	211
Financed sales of OREO	-	1,000

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

9 | Page

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15).  The amendments’ objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures.  Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern.  This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of disclosures commonly provided by organizations today in the financial statements footnotes.  ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  The Company does not believe the effects of ASU 2014-15 will have an impact on its financial statements and disclosures.

10 | Page

3. Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three and nine months ended September 30, 2014 and 2013. Earnings per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share amounts)	2014	2013	2014	2013
Net income from continuing operations	$7,891	$7,025	$22,025	$20,163
Net income from discontinued operations	-	-	-	173
Net income	7,891	7,025	22,025	20,336
Preferred stock dividends	(144)	(144)	(430)	(801)
Net income available to common shareholders	7,747	6,881	21,595	19,535
Dividends and undistributed earnings allocated to participating securities	(123)	(118)	(351)	(338)
Earnings allocated to common shares (1)	$7,624	$6,763	$21,244	$19,197

Weighted average common shares - issued	40,665,177	40,278,153	40,580,395	40,144,621
Average unvested restricted share awards	(640,415)	(706,047)	(657,988)	(737,345)
Weighted average common shares outstanding - basic	40,024,762	39,572,106	39,922,407	39,407,276
Effect of dilutive stock options and awards outstanding	203,041	165,765	192,103	155,991
Weighted average common shares outstanding - diluted	40,227,803	39,737,871	40,114,510	39,563,267
Weighted average antidilutive securities outstanding (2)	328,225	1,668,442	792,925	1,823,651

Basic earnings per common share	$0.19	$0.17	$0.53	$0.49
Diluted earnings per common share	$0.19	$0.17	$0.53	$0.49

Dividends declared per share	$0.04	$0.03	$0.11	$0.09

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive securities excluded from the diluted earnings per share computation.

11 | Page

4. Investments

The amortized cost and fair values of investment securities are summarized as follows:

	At September 30, 2014				At December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$289,417	$7,863	$517	$296,763	$326,555	$7,467	$811	$333,211
Trust preferred securities	57,923	2,777	337	60,363	82,768	1,250	1,694	82,324
Corporate debt securities	99,431	2,390	265	101,556	108,862	3,088	968	110,982
Municipal securities	14,529	245	10	14,764	8,723	8	115	8,616
Total AFS	$461,300	$13,275	$1,129	$473,446	$526,908	$11,813	$3,588	$535,133
Held to maturity securities (HTM):
Mortgage-backed securities	$147	$2	$-	$149	$175	$6	$-	$181
Trust preferred securities	13,164	521	-	13,685	13,091	-	557	12,534
Total HTM	$13,311	$523	$-	$13,834	$13,266	$6	$557	$12,715

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$-	$-	$11,590	$-
Gains	-	27	1,240	544
Losses	(6)	(55)	(76)	(83)

The amortized cost and fair value of investments in debt securities at September 30, 2014, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$23,915	$24,262	$-	$-
Due after one year through five years	60,246	62,073	-	-
Due after five years through ten years	29,233	29,413	-	-
Due after ten years	58,489	60,935	13,164	13,685
Mortgage-backed securities	289,417	296,763	147	149
	$461,300	$473,446	$13,311	$13,834

The Company uses investment securities to collateralize public deposits.  At September 30, 2014 investment securities with an approximate fair value of $145.7 million were used to partially collateralize public deposits of $158.2 million.  At December 31, 2013 investment securities with an approximate fair value of $138.8 million were used to fully collateralize public deposits of $106.4 million.  Securities sold under agreements to repurchase of $76.0 million and $138.5 million at September 30, 2014 and December 31, 2013, respectively, consisted primarily of MBS with an estimated fair value of $89.2 million and $162.8 million, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in OCI.    During the three and nine months ended September 30, 2014 and 2013, the Company did not have any credit impaired securities.

There were 26 and 44 securities in the tables below at September 30, 2014 and December 31, 2013, respectively, in an unrealized loss position.

	At September 30, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$16,714	$57	$27,424	$460	$44,138	$517
Trust preferred securities	7,100	100	6,305	237	13,405	337
Corporate debt securities	6,977	89	4,857	176	11,834	265
Municipal securities	1,415	10	-	-	1,415	10
Total AFS	$32,206	$256	$38,586	$873	$70,792	$1,129

	At December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$52,509	$811	$-	$-	$52,509	$811
Trust preferred securities	49,934	1,599	1,903	95	51,837	1,694
Corporate debt securities	20,609	938	4,970	30	25,579	968
Municipal securities	7,787	115	-	-	7,787	115
Total AFS	$130,839	$3,463	$6,873	$125	$137,712	$3,588

HTM
Trust preferred securities	$12,534	$557	$-	$-	$12,534	$557

Other investments at September 30, 2014 and December 31, 2013, consist of the following:

	At September 30,	At December 31,
(in thousands)	2014	2013
Bank stocks — at cost	$11,597	$6,225
Investment in statutory trusts — equity method	2,172	2,172
Total	$13,769	$8,397

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at September 30, 2014, did not consider the investment to be other-than-temporarily impaired.

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

•

Construction and land – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, commercial office, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.  The Company also originates loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, jumbo mortgage loans and automobile loans.   Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, construction and land, or consumer loans.

14 | Page

The loan portfolio segments at September  30, 2014 and December 31, 2013 were as follows:

(in thousands)	At September 30, 2014	At December 31, 2013
Commercial	$962,838	$825,530
Real estate - mortgage	965,016	901,721
Construction & land	183,035	128,670
Consumer	202,399	181,067
Other	45,389	49,394
Loans held for investment	2,358,677	2,086,382

Allowance for loan losses	(33,682)	(37,050)
Unearned net loan fees	(1,608)	(2,023)
Total net loans	$2,323,387	$2,047,309

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $166.0 million balance outstanding at September 30, 2014, was collateralized by loans of $844.2 million with a lending value of $537.5 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2014 and December 31, 2013 is summarized below:

	At September 30, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$128,495	$4,403	$132,898
Finance and insurance	81,747	226	81,973
Healthcare	87,829	145	87,974
Real estate services	108,162	1,585	109,747
Construction	56,859	4,200	61,059
Wholesale and retail trade	76,536	3,767	80,303
Other	406,527	2,357	408,884
	946,155	16,683	962,838
Real estate - mortgage
Residential & commercial owner-occupied	462,513	13,780	476,293
Residential & commercial investor	487,274	1,449	488,723
	949,787	15,229	965,016

Construction & land	181,757	1,278	183,035

Consumer	199,146	3,253	202,399
Other	45,298	91	45,389
Total loans held for investment	$2,322,143	$36,534	$2,358,677
Unearned net loan fees			(1,608)
Net loans held for investment			$2,357,069

15 | Page

	At December 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$101,114	$4,582	$105,696
Finance and insurance	76,589	517	77,106
Healthcare	99,526	639	100,165
Real estate services	98,691	1,591	100,282
Construction	51,616	1,695	53,311
Wholesale and retail trade	69,167	1,937	71,104
Other	313,862	4,004	317,866
	810,565	14,965	825,530
Real estate - mortgage
Residential & commercial owner-occupied	436,479	16,500	452,979
Residential & commercial investor	441,186	7,556	448,742
	877,665	24,056	901,721

Construction & land	122,637	6,033	128,670

Consumer	179,645	1,422	181,067
Other	49,394	-	49,394
Total loans held for investment	$2,039,906	$46,476	$2,086,382
Unearned net loan fees			(2,023)
Net loans held for investment			$2,084,359

16 | Page

Transactions in the allowance for loan losses by segment for the three and nine months ended September  30, 2014 and 2013 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Allowance for loan losses, beginning of period
Commercial	$13,831	$14,564	$14,103	$13,448
Real estate - mortgage	13,254	17,124	14,919	17,832
Construction & land	2,626	5,847	3,346	9,893
Consumer	2,472	2,714	2,471	3,061
Other	432	538	479	451
Unallocated	1,307	2,445	1,732	2,181
Total	33,922	43,232	37,050	46,866

Provision
Commercial	$1,406	$138	$2,273	$651
Real estate - mortgage	(1,021)	(449)	(2,909)	236
Construction & land	(761)	(970)	(2,048)	(4,899)
Consumer	86	90	42	(187)
Other	(3)	13	(55)	102
Unallocated	(159)	(376)	(584)	(112)
Total	(452)	(1,554)	(3,281)	(4,209)

Charge-offs
Commercial	$(200)	$(250)	$(1,648)	$(438)
Real estate - mortgage	-	(147)	(52)	(2,007)
Construction & land	(16)	-	(54)	(632)
Consumer	(2)	(3)	(10)	(104)
Other	(4)	-	(5)	(2)
Total	(222)	(400)	(1,769)	(3,183)

Recoveries
Commercial	$72	$144	$381	$935
Real estate - mortgage	58	85	333	552
Construction & land	300	297	905	812
Consumer	2	6	55	37
Other	2	-	8	-
Total	434	532	1,682	2,336

Allowance for loan losses, end of period
Commercial	$15,109	$14,596	$15,109	$14,596
Real estate - mortgage	12,291	16,613	12,291	16,613
Construction & land	2,149	5,174	2,149	5,174
Consumer	2,558	2,807	2,558	2,807
Other	427	551	427	551
Unallocated	1,148	2,069	1,148	2,069
Total	$33,682	$41,810	$33,682	$41,810

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

17 | Page

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

18 | Page

determining the adequacy of the ALL. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At September 30, 2014				At December 31, 2013
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$22,150	$3,638	$940,288	$11,471	$17,454	$2,140	$806,999	$11,963
Real estate - mortgage	18,533	767	945,567	11,524	25,501	2,371	875,363	12,548
Construction & land	5,015	316	177,273	1,833	10,454	932	117,498	2,414
Consumer	1,205	187	201,209	2,371	807	174	180,249	2,297
Other	91	6	45,738	421	-	-	50,034	479
Unallocated	-	-	-	1,148	-	-	-	1,732
Total	$46,994	$4,914	$2,310,075	$28,768	$54,216	$5,617	$2,030,143	$31,433

Information on impaired loans at September  30, 2014 and December 31, 2013 is reported in the following tables:

	At September 30, 2014
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$6,827	$5,756	$5,692	$64	$710
Finance and insurance	226	226	226	-	66
Healthcare	145	145	145	-	11
Real estate services	7,696	7,696	7,696	-	713
Construction	2,416	2,416	2,326	90	294
Wholesale and retail trade	3,455	3,455	3,123	332	1,420
Other	2,655	2,456	2,267	189	424
	23,420	22,150	21,475	675	3,638
Real estate - mortgage
Residential & commercial owner-occupied	4,936	4,922	1,646	3,276	592
Residential & commercial investor	4,923	4,923	4,923	-	175
	9,859	9,845	6,569	3,276	767

Construction & land	4,136	4,103	3,395	708	316

Consumer	1,205	1,205	765	440	187
Other	91	91	91	-	6
Total	$38,711	$37,394	$32,295	$5,099	$4,914

19 | Page

	At December 31, 2013
(in thousands)	Unpaid principal balance	Recorded investment in impaired loans(1)	Recorded investment with a related allowance	Recorded investment with no related allowance	Related allowance
Commercial
Manufacturing	$4,887	$4,859	$4,797	$62	$479
Finance and insurance	517	517	517	-	106
Healthcare	236	236	236	-	23
Real estate services	7,473	7,473	7,473	-	505
Construction	1,708	1,708	1,613	95	222
Wholesale and retail trade	294	248	97	151	59
Other	2,418	2,413	2,215	198	746
	17,533	17,454	16,948	506	2,140
Real estate - mortgage
Residential & commercial owner-occupied	6,468	5,967	2,524	3,443	709
Residential & commercial investor	11,058	10,518	8,357	2,161	1,662
	17,526	16,485	10,881	5,604	2,371

Construction & land	10,279	8,877	4,557	4,320	932

Consumer	807	807	807	-	174
Total	$46,145	$43,623	$33,193	$10,430	$5,617

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

	Impaired loans
	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$4,297	$113	$4,744	$70	$3,840	$198	$5,106	$233
Finance and insurance	227	2	649	8	349	11	706	24
Healthcare	183	6	256	3	217	11	269	10
Real estate services	7,510	65	8,445	84	5,878	190	8,195	229
Construction	1,491	60	2,152	170	1,407	92	2,867	226
Wholesale and retail trade	1,540	97	350	3	653	118	397	13
Other	2,417	59	1,578	8	2,723	120	1,871	26
	17,665	402	18,174	346	15,067	740	19,411	761
Real estate - mortgage
Residential & commercial owner-occupied	4,946	11	8,745	23	5,795	72	10,044	92
Residential & commercial investor	4,935	41	10,965	44	5,875	207	12,782	233
	9,881	52	19,710	67	11,670	279	22,826	325

Construction & land	5,022	40	7,869	178	6,597	126	8,997	407

Consumer	1,060	17	1,163	11	889	37	1,277	37
Other	91	-	-	-	40	1	-	-
Total	$33,719	$511	$46,916	$602	$34,263	$1,183	$52,511	$1,530

The table below summarizes transactions as it relates to troubled debt restructurings during the nine months ended September 30, 2014:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2013	$29,683	$12,010	$41,693
New restructurings	10,402	631	11,033
Change in accrual status	(3,222)	3,222	-
Paydowns	(7,742)	(10,716)	(18,458)
Net charge-offs	-	(436)	(436)
Ending balance at September 30, 2014	$29,121	$4,711	$33,832

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September  30, 2014 and 2013.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

21 | Page

	Three months ended September 30, 2014			Three months ended September 30, 2013
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	4	$1,949	$1,943	1	$160	$135
Real estate services	2	283	150	-	-	-
Construction	1	1,750	1,625	1	63	63
Wholesale and retail trade	2	1,135	1,135	-	-	-
Other	2	389	378	2	585	447
	11	5,506	5,231	4	808	645

Real estate - mortgage
Residential & commercial owner-occupied	1	29	29	-	-	-
Construction & land	-	-	-	1	2,615	2,615
Consumer	1	458	440	-	-	-
Total	13	$5,993	$5,700	5	$3,423	$3,260

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
($ in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial
Manufacturing	4	$1,949	$1,943	1	$160	$135
Real estate services	2	283	150	-	-	-
Construction	3	2,050	1,945	2	113	83
Wholesale and retail trade	3	1,182	1,174	-	-	-
Other	6	916	796	6	936	758
	18	6,380	6,008	9	1,209	976
Real estate - mortgage
Residential and commercial owner-occupied	1	29	29	4	3,221	3,118
Construction & land	1	121	102	1	2,615	2,615
Consumer	1	458	440	1	24	22
Other	1	91	91	-	-	-
Total	22	$7,079	$6,670	15	$7,069	$6,731

Troubled debt restructurings during the three and nine months ended September  30, 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and nine months ended September 30, 2014 and 2013.

22 | Page

Troubled loans restructured within the past 12 months with a payment default during the nine months ended September  30, 2014 were immaterial.  There were no such loans for the nine months ended September 30, 2013.

At September 30, 2014 and December 31, 2013 there were $2.8 million and $1.9 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at September  30, 2014 and December 31, 2013 are reported in the following table:

	At
(in thousands)	September 30, 2014	December 31, 2013
Commercial
Manufacturing	$261	$79
Finance and insurance	53	63
Real estate services	243	-
Construction	172	201
Wholesale and retail trade	2,320	206
Other	516	781
Total commercial	3,565	1,330

Real estate - mortgage
Residential & commercial owner-occupied	3,957	5,020
Residential & commercial investor	-	5,484
Total real estate - mortgage	3,957	10,504

Construction & land	136	1,986

Consumer	524	101
Other	91	-
Total nonaccrual loans	$8,273	$13,921

23 | Page

The following table summarizes the aging of the Company’s loan portfolio at September  30, 2014 and December 31, 2013.  At September 30, 2014 there was no recorded investment on loans 90 days or more past due and accruing interest.

	At September 30, 2014
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans
Commercial
Manufacturing	$48	$16	$184	$248	$132,650	$132,898
Finance and insurance	-	-	-	-	81,973	81,973
Healthcare	-	-	-	-	87,974	87,974
Real estate services	-	-	-	-	109,747	109,747
Construction	60	89	-	149	60,910	61,059
Wholesale and retail trade	6,049	-	-	6,049	74,254	80,303
Other	50	-	-	50	408,834	408,884
	6,207	105	184	6,496	956,342	962,838
Real estate - mortgage
Residential & commercial owner-occupied	-	-	-	-	476,293	476,293
Residential & commercial investor	-	-	-	-	488,723	488,723
	-	-	-	-	965,016	965,016

Construction & land	-	-	104	104	182,931	183,035

Consumer	93	1,934	-	2,027	200,372	202,399
Other	-	91	-	91	45,298	45,389
Total loans held for investment	$6,300	$2,130	$288	$8,718	$2,349,959	$2,358,677
Unearned net loan fees						(1,608)
Net loans held for investment						$2,357,069

24 | Page

	At December 31, 2013
(in thousands)	30 - 59 Days past due	60 - 89 Days past due	90+ Days past due	Total past due	Current	Total loans	Recorded investment in loans 90 days or more past due and accruing
Commercial
Manufacturing	$-	$-	$-	$-	$105,696	$105,696	$-
Finance and insurance	-	-	-	-	77,106	77,106	-
Healthcare	259	-	-	259	99,906	100,165	-
Real estate services	24	-	-	24	100,258	100,282	-
Construction	-	-	19	19	53,292	53,311	19
Wholesale and retail trade	-	-	100	100	71,004	71,104	-
Other	727	324	-	1,051	316,815	317,866	-
	1,010	324	119	1,453	824,077	825,530	19
Real estate - mortgage
Residential & commercial owner-occupied	-	-	913	913	452,066	452,979	-
Residential & commercial investor	-	-	-	-	448,742	448,742	-
	-	-	913	913	900,808	901,721	-

Construction & land	816	-	1,951	2,767	125,903	128,670	-

Consumer	-	2	-	2	181,065	181,067	-
Other	-	-	-	-	49,394	49,394	-
Total loans held for investment	$1,826	$326	$2,983	$5,135	$2,081,247	$2,086,382	$19
Unearned net loan fees						(2,023)
Net loans held for investment						$2,084,359

25 | Page

6. Borrowed Funds

During the second quarter of 2014, the Company entered into a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.25% per annum on the unused portion of the line of credit.  The line matures on May 15, 2015 at which time any outstanding amounts are due and payable.  Proceeds from the line will be used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in CoBiz Bank.  At September 30, 2014, there was no amount outstanding on the revolving line.

The Company has a LOC with the FHLB.  At September 30, 2014, $166.0 million was outstanding on the FHLB LOC.  No amount was outstanding at December 31, 2013.  The average FHLB LOC balance was $109.3 million for the nine months ended September 30, 2014 and $33.2 million during 2013.  The LOC was collateralized by qualifying loans.  At September 30, 2014 and December 31, 2013, the FHLB LOC was collateralized by loans of $844.2 million and $800.4 million, respectively.   In addition, the Company had federal funds purchased with correspondent banks of $19.8 million at September 30, 2014.

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

At September 30, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $15.0 million against its obligations under these agreements.  At September 30, 2014, the Company was not in default with any of its debt or capitalization covenants.

26 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2014	2013	classification	2014	2013
Derivatives designated as hedging
instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$148	$184	Accrued interest and other liabilities	$4,400	$4,007
Fair value hedge - interest rate swap	Other assets	$730	$1,735	Accrued interest and other liabilities	$334	$-

Derivatives not designated as
hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,261	$6,422	Accrued interest and other liabilities	$4,379	$6,409
Foreign exchange forward contracts	Other assets	$196	$-	Accrued interest and other liabilities	$42	$10

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about derivative instruments that are offset in accordance with ASC 815-10-45 or subject to an enforceable master netting arrangement.

	At September 30, 2014			At December 31, 2013
(in thousands)	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets	Gross amounts of recognized assets	Gross amounts offset	Net amounts included in 'other assets' in the Condensed Consolidated Balance Sheets
Derivatives designated as hedges	$878	$-	$878	$1,919	$(286)	$1,633
Derivatives not designated as hedges	4,457	-	4,457	6,422	(366)	6,056
Total	$5,335	$-	$5,335	$8,341	$(652)	$7,689

27 | Page

	At September 30, 2014				At December 31, 2013
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral	Gross amounts of recognized liabilities	Gross amounts offset	Net amounts included in 'accrued interest and other liabilities' in the Condensed Consolidated Balance Sheets	Collateral
Derivatives designated as hedges	$(4,734)	$-	$(4,734)	$7,758	$(4,007)	$286	$(3,721)	$7,043
Derivatives not designated as hedges	(4,421)	-	(4,421)	7,245	(6,419)	366	(6,053)	11,946
Total	$(9,155)	$-	$(9,155)	$15,003	$(10,426)	$652	$(9,774)	$18,989

Cash Flow Hedges of Interest Rate Risk —  For hedges of the Company's variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At September 30, 2014, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate received under these swaps was 1.41%.  The swaps have contractual maturities ranging from three to five years.

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

Based on the Company's ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps. The Company also monitors the risk of counterparty default on an ongoing basis. The Company uses the "Hypothetical Derivative" method described in ASC 815 for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis. The Company also uses this methodology to measure hedge ineffectiveness each period. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September  30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next 12 months, the Company estimates that $1.8 million will be reclassified as an increase to interest expense and $0.9 million as an increase to interest income.

The following table reports the beginning and ending balance of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

28 | Page

	Cash flow hedge component of AOCI		Cash flow hedge component of AOCI
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning of period balance	$(2,685)	$(3,219)	$(2,370)	$(5,607)
Net change	49	278	(266)	2,666
End of period balance	$(2,636)	$(2,941)	$(2,636)	$(2,941)

Fair Value Hedges of Fixed-Rate Assets —  The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR. The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company's fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting. Under the shortcut method of accounting no ineffectiveness is assumed. For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At September  30, 2014, the Company had five interest rate swaps with a notional amount of $32.4 million used to hedge the change in the fair value of five commercial loans.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the three and nine months ended September  30, 2014 and 2013, representing hedge ineffectiveness, was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September  30, 2014, the Company had 112 interest-rate swaps with an aggregate notional amount of $278.3 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the accompanying Condensed Consolidated Statements of Income and were immaterial for the three and nine months ended September  30, 2014 and 2013.

During the fourth quarter of 2013, the Company expanded its product offerings to include international banking products, thereby creating exchange-rate risk exposure. At September  30, 2014, the Company's foreign currency holdings included British pounds, Euros, Mexican pesos, Australian,  and Canadian dollars. In order to economically reduce the risk associated with the fluctuation of the aforementioned foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss. These contracts are not designated as hedging instruments. Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency's spot rate, while the forward contracts are revalued using the currency's forward rates. Forward contracts in gain positions are recorded at fair value in 'other' assets, while contracts in loss positions are recorded in 'other' liabilities in the Condensed Consolidated Balance Sheets. Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as 'other' noninterest income in the Condensed Consolidated Statements of Income. At September  30, 2014, the Company had entered into forward contracts with a notional amount of $5.8 million maturing within one month. Net gains recognized during the three and nine months ended September  30, 2014 on foreign exchange forward contracts were immaterial.

29 | Page

8. Employee Benefit and Stock Compensation Plans

Stock Options and Awards - During the three and nine months ended September 30, 2014, the Company recognized compensation expense (net of estimated forfeitures) of $0.7 million and $2.4 million, respectively,  compared to $0.7 million and $2.2 million in the respective prior year periods. Estimated forfeitures are periodically evaluated based on historical and expected forfeiture behavior.

The following table summarizes changes in option awards during the nine months ended September  30, 2014.

		Weighted average
		exercise
	Shares	price
Outstanding at December 31, 2013	1,292,077	$11.82
Granted	71,917	11.22
Exercised	(82,584)	6.74
Forfeited	(374,515)	18.06
Outstanding at September 30, 2014	906,895	$9.65
Exercisable at September 30, 2014	747,903	$9.66

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 was $3.07 per share.

The following table summarizes changes in stock awards for the nine months ended September  30, 2014.

		Weighted average
		grant date
	Shares	fair value
Unvested at December 31, 2013	681,578	$7.04
Granted	319,466	11.33
Vested	(340,328)	7.25
Forfeited	(20,486)	8.05
Unvested at September 30, 2014	640,230	$9.04

At September  30, 2014, there was $4.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s equity incentive plans.  The cost is expected to be recognized over a weighted average period of 1.9 years.

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

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which is specifically identifiable or which is allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three and nine months ended September 30, 2014 and 2013 by segment.

30 | Page

	Three months ended September 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$29,098	$2	$105	$29,205
Total interest expense	1,111	9	1,023	2,143
Provision for loan losses	(197)	-	(255)	(452)
Noninterest income	2,740	6,399	600	9,739
Noninterest expense	8,534	5,460	11,053	25,047
Management fees and allocations, net of tax	5,725	270	(5,995)	-
Provision (benefit) for income taxes	8,021	414	(4,120)	4,315
Net income (loss)	$8,644	$248	$(1,001)	$7,891

	Nine months ended September 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$84,386	$4	$316	$84,706
Total interest expense	3,349	31	3,006	6,386
Provision for loan losses	(2,572)	-	(709)	(3,281)
Noninterest income	6,968	16,600	889	24,457
Noninterest expense	26,280	14,357	31,789	72,426
Management fees and allocations, net of tax	17,676	807	(18,483)	-
Provision (benefit) for income taxes	22,944	893	(12,230)	11,607
Net income (loss)	$23,677	$516	$(2,168)	$22,025

	Three months ended September 30, 2013
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$26,854	$3	$104	$26,961
Total interest expense	1,281	15	1,290	2,586
Provision for loan losses	(1,449)	-	(105)	(1,554)
Noninterest income	2,795	4,858	106	7,759
Noninterest expense	8,612	4,496	10,706	23,814
Management fees and allocations, net of tax	5,592	229	(5,821)	-
Provision (benefit) for income taxes	7,402	141	(4,694)	2,849
Net income (loss)	$8,211	$(20)	$(1,166)	$7,025

	Nine months ended September 30, 2013
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$78,880	$9	$284	$79,173
Total interest expense	4,035	48	4,165	8,248
Provision for loan losses	(3,302)	-	(907)	(4,209)
Noninterest income	8,712	13,631	317	22,660
Noninterest expense	25,744	13,637	28,608	67,989
Management fees and allocations, net of tax	16,111	752	(16,863)	-
Provision (benefit) for income taxes	21,690	70	(12,118)	9,642
Net income (loss) from continuing operations	23,314	(867)	(2,284)	20,163
Net income from discontinued operations	-	173	-	173
Net income (loss)	$23,314	$(694)	$(2,284)	$20,336

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

Available for sale securities – At September 30, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy. The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Prior to 2014, the Company had classified three TPS as Level 3 due to their illiquid nature and lack of trading activity.  In the first quarter of 2014, one single-issuer TPS of $0.7 million was transferred from Level 2 to Level 3 based on a lack of trading activity.  Unrealized gains transferred during the period were immaterial and the total net unrealized gain recognized in AOCI at September  30, 2014, on TPS Level 3 securities were $0.1 million.

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

32 | Page

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At September 30, 2014 and December 31, 2013, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Balance at September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$296,763	$-	$296,763	$-
Trust preferred securities	60,363	21,695	31,724	6,944
Corporate debt securities	101,556	-	101,556	-
Municipal securities	14,764	-	14,764	-
Total available for sale securities	$473,446	$21,695	$444,807	$6,944

Derivatives:
Cash flow hedges	$148	$-	$148	$-
Fair value hedges	730	-	730	-
Non-designated hedges	4,261	-	4,261	-
Foreign exchange forward contracts	196	-	196	-
Total derivative assets	$5,335	$-	$5,335	$-

Liabilities
Derivatives:
Cash flow hedges	$4,400	$-	$4,400	$-
Fair value hedges	334	-	334	-
Non-designated hedges	4,379	-	4,379	-
Foreign exchange forward contracts	42	-	42	-
Total derivative liabilities	$9,155	$-	$9,155	$-

34 | Page

		Fair value measurements using:
(in thousands)	Balance at December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$333,211	$-	$333,211	$-
Trust preferred securities	82,324	46,252	30,036	6,036
Corporate debt securities	110,982	-	110,982	-
Municipal securities	8,616	-	8,616	-
Total available for sale securities	$535,133	$46,252	$482,845	$6,036

Derivatives:
Cash flow hedges	$184	$-	$184	$-
Fair value hedges	1,735	-	1,735	-
Non-designated hedges	6,422	-	6,422	-
Total derivative assets	$8,341	$-	$8,341	$-

Liabilities
Derivatives:
Cash flow hedges	$4,007	$-	$4,007	$-
Non-designated hedges	6,409	-	6,409	-
Foreign exchange forward contracts	10	-	10	-
Total derivative liabilities	$10,426	$-	$10,426	$-

A  reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$6,892	$983	$6,036	$980
Transfers	-	-	706	-
Net accretion	15	-	44	-
Unrealized gain (loss) included in comprehensive income	37	(3)	158	-
Ending balance	$6,944	$980	$6,944	$980

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
(in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans, net of specific reserve:
At September 30, 2014	$14,743	$-	$-	$14,743
At December 31, 2013	$22,187	$-	$-	$22,187

During the three and nine months ended September 30, 2014, the Company recorded a $1.2 million provision and a $0.1 million provision for loan loss, respectively on collateral-dependent impaired loans.  For the three and nine months ended

35 | Page

September 30, 2014, the Company recorded net recoveries of $0.2 million and net charge-offs of $0.1 million, respectively, on impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September  30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At September 30, 2014	$3,954	$-	$-	$3,954	$1,281
At December 31, 2013	$5,371	$-	$-	$5,371	$(708)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	September 30, 2014	December 31, 2013
OREO recorded at fair value	$3,954	$5,371
Estimated selling costs	(204)	(274)
OREO	$3,750	$5,097

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net gain on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions during the nine months ended September 30, 2014:

(in thousands)	OREO
Beginning OREO balance	$5,097
Loans foreclosed and transferred in	2,659
OREO sales	(4,863)
Net gain on sale and valuation adjustments	857
Ending OREO balance	$3,750

36 | Page

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

Category	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Weighted Average %	Range
Trust preferred securities	$6,944	Market approach	Broker quotes or prices on similar securities	89%	86% -100%
Impaired loans:
Commercial	$1,399	Property appraisals (1)	Management discount for property type and recent market volatility	36%	0% - 77%
Real estate - mortgage	12,110	Property appraisals (1)	Management discount for property type and recent market volatility	11%	0% - 35%
Construction & land	708	Property appraisals (1)	Management discount for property type and recent market volatility	31%	30% - 35%
Consumer	440	Property appraisals (1)	Management discount for property type and recent market volatility	10%	10% - 10%
Other	86	Property appraisals (1)	Management discount for property type and recent market volatility	0%	0% - 0%
Total impaired loans	$14,743

OREO:
Commercial	$3,551	Property appraisals (1)	Management discount for property type and recent market volatility	11%	0% - 30%
Construction & land	403	Property appraisals (1)	Management discount for property type and recent market volatility	38%	30% - 50%
Total OREO	$3,954

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2014 and December 31, 2013.

37 | Page

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial assets:
Cash and cash equivalents	$93,733	$93,733	$76,028	$76,028
Investment securities available for sale	473,446	473,446	535,133	535,133
Investment securities held to maturity	13,311	13,834	13,266	12,715
Other investments	13,769	13,769	8,397	8,397
Loans — net	2,323,387	2,315,905	2,047,309	2,045,447
Accrued interest receivable	9,776	9,776	8,770	8,770
Derivatives	5,335	5,335	8,341	8,341

Financial liabilities:
Deposits	$2,366,376	$2,366,511	$2,279,037	$2,279,996
Securities sold under agreements to repurchase	76,041	76,597	138,494	138,312
Accrued interest payable	875	875	679	679
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	9,155	9,155	10,426	10,426

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

38 | Page

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Regulatory Matters

The following table shows capital amounts, ratios and regulatory thresholds at September 30, 2014:

At September 30, 2014
(in thousands)	Company	Bank
Shareholders' equity	$302,730	$316,408
Disallowed intangible assets	(2,676)	-
Unrealized gain on available for sale securities	(7,530)	(7,530)
Unrealized gain (loss) on cash flow hedges	2,636	(5)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier I regulatory capital	$365,152	$308,873

Allowance for loan losses	31,600	31,251
Total risk-based regulatory capital	$396,752	$340,124

	Company			Bank
At September 30, 2014	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier I	Total capital	Tier I	Tier I	Total capital	Tier I
Regulatory capital	$365,152	$396,752	$365,152	$308,873	$340,124	$308,873
Well-capitalized requirement	151,555	252,591	148,385	149,889	249,814	146,957
Regulatory capital - excess	$213,597	$144,161	$216,767	$158,984	$90,310	$161,916
Capital ratios	14.5%	15.7%	12.3%	12.4%	13.6%	10.5%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

(1) The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

39 | Page

12.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 is detailed in the following schedules.

	Three months ended		Nine months ended
Other noninterest income	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Loan fees	$394	$374	$1,323	$1,108
Other customer service fees	607	415	1,580	1,198
Bank-owned life insurance	326	351	1,228	952
Private equity investment income (loss)	555	386	(503)	736
Other	34	17	35	1,001
Total	$1,916	$1,543	$3,663	$4,995

	Three months ended		Nine months ended
Other noninterest expense	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Marketing and business development	$851	$640	$2,324	$2,060
Service contracts	1,044	1,014	2,844	2,688
Professional fees	782	504	2,018	1,724
Office supplies and delivery	403	370	1,162	1,136
Other	774	603	2,760	2,136
Total	$3,854	$3,131	$11,108	$9,744

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

Industry Overview

At the September 2014 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that while economic activity is expanding at a moderate pace, labor resources are underutilized; recovery in the housing sector remains slow and fiscal policy is restraining economic growth.  However, the FOMC judged that there was sufficient underlying strength in the broader economy to support improvement in labor market conditions and decided to further reduce the purchase of agency mortgage-backed securities and longer-term Treasury securities.  These actions, commonly known as “Quantitative Easing”, are intended to pressure longer-term

40 | Page

interest rates and support the mortgage market, among other things.  If the economy progresses as the FOMC expects, the purchase of agency mortgage-backed securities and Treasury securities would end in October 2014. The reversal of quantitative easing may pressure deposit growth and pricing within the industry.

The unemployment rate continued to improve in 2014 with the national unemployment rate decreasing to 5.9% in September, down from respective averages of 7.4% and 8.1% in 2013 and 2012.  As of August 2014, Colorado’s unemployment rate had decreased to 5.1% from 6.2% at the end of 2013.   Similarly, Arizona’s unemployment rate as of August 2014 had decreased to 7.1%, from 7.6% at the end of 2013.

In the second quarter of 2014, FDIC insured commercial banks and savings institutions reported combined earnings of $40.2 billion, 5% higher than a year ago.  Net interest income for the industry continues to increase, driven by growth in interest-earning assets.  However, the net interest margin fell during the second quarter to the lowest level for the industry since the third quarter of 1989.  Credit quality for the industry continues to improve, as noncurrent loans declined for the 17th consecutive quarter and is at a six year low.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results for the first nine months of 2014:

•

During the first quarter of 2014, the Company realigned its reportable segments to reflect recent organizational and structural changes.  As part of this change, the Company’s segments that were previously reported as Investment Banking, Wealth Management and Insurance were combined into one segment titled “Fee-Based Lines.”

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net interest income before provision	$27,062	$24,375	$78,320	$70,925
Provision for loan losses	(452)	(1,554)	(3,281)	(4,209)
Noninterest income	9,739	7,759	24,457	22,660
Net income	7,891	7,025	22,025	20,336

Diluted earnings per common share	$0.19	$0.17	$0.53	$0.49
Net interest margin	3.90%	3.80%	3.91%	3.82%
Return on average assets	1.05%	1.02%	1.02%	1.02%
Return on average shareholders' equity	10.46%	10.34%	10.09%	10.25%

•

Net interest income and net interest margin increased for the three and nine months of 2014 over the prior year.  The increases are primarily due to growth in the average loan portfolio during those periods.

•

Improvements in overall credit quality metrics resulted in a net reversal of provision for loan losses of $0.5 million and $3.3 million in the three and nine months ended September 30, 2014, respectively.

•	Net income of $7.9 million and $22.0 million for the three and nine months ended September 30, 2014, increased 12.3% and 8.3%, respectively, over the prior year periods.

41 | Page

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2014	2013
Total assets	$3,028,864	$2,800,691
Total loans	2,357,069	2,084,359
Total deposits	2,366,376	2,279,037
Total shareholders' equity	302,730	281,085

Allowance for loan losses	$33,682	$37,050
Nonperforming assets	12,023	19,037
Allowance for loan and credit losses to total loans	1.43%	1.78%
Nonperforming assets to total assets	0.40%	0.68%

•	The loan portfolio at September 30, 2014 increased $272.7 million, or 17.5% annualized, over the balance at December 31, 2013.

•

The allowance for loan and credit losses decreased to 1.43% of total loans at September 30, 2014, from 1.78% at December 31, 2013. The decrease was primarily due to improvement in the credit quality of the loan portfolio, which resulted in a negative provision for loan losses.

•	Noninterest-bearing demand deposits totaled $1.0 billion at September 30, 2014 and comprise 42.3% of total deposits.

•

Due to a concerted effort by the Company to transition clients out of customer repurchase agreements and into other deposit products, securities sold under agreements to repurchase declined $62.5 million in 2014.  Reducing the customer repurchase agreements allows the Company to reduce its investment portfolio and supports growth in the loan portfolio.

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

•	The Company’s total risk-based capital ratio was 15.7% at September 30, 2014 and December 31, 2013.

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

Fair Value Measurements.  The Company measures or monitors certain assets and liabilities on a fair value basis in accordance with GAAP.  ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities such as impaired loans and other real estate owned (OREO).  Depending on the nature of the asset or liability, the Company uses

42 | Page

various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At September 30, 2014 there were $478.8 million or 15.8% of total assets recorded at fair value on a recurring basis consisting of $473.4 million in available for sale securities and $5.3 million in derivative instruments.  At September 30, 2014, $9.2 million or 0.3% of total liabilities represents liabilities recorded at fair value on a recurring basis, consisting of derivative liabilities. Assets recorded at fair value on a nonrecurring basis at September 30, 2014, consist of impaired loans totaling $14.7 million or 0.5% of total assets.

At September 30, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, government agencies, municipal securities, and corporate debt securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques, including matrix pricing and broker-quote based applications, considered Level 2 inputs.  The Company also holds TPS, the majority of which are recorded at fair value based on quoted market prices, considered by the Company Level 1 inputs.  Certain TPS are valued using broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade.  These securities are classified as Level 2 or Level 3 if the securities are highly illiquid and lack trading activity.   Securities classified as Level 3 totaled $6.9 million at September 30, 2014, representing 0.2% of total assets at the report date. For additional information on the fair value of certain financial assets and liabilities see Note 10 to the Condensed Consolidated Financial Statements.

Financial Condition

Total assets at September 30, 2014 were $3.03 billion, increasing $228.2 million or 8.1% from $2.80 billion at December 31, 2013.  Assets consist primarily of net loans and investment securities, accounting for 93% of total assets.  Total liabilities at September  30, 2014, were $2.73 billion, increasing $206.5 million or 8.2% from $2.52 billion at December 31, 2013.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 90% of total liabilities.  Shareholder’s equity at September  30, 2014 was $302.7 million, increasing $21.6 million or 7.7% from $281.1 million at December 31, 2013.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments account for 16.5% of total assets at September 30, 2014, compared to 19.9% at December 31, 2013.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six Fortune 100 issuers.  Approximately 80% of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on available for sale securities increased $3.9 million to $12.1 million at September 30, 2014 from $8.2 million at December 31, 2013.  The Company did not recognize any OTTI in earnings during the three or nine months ended September 30, 2014.

				Net	% of
AVAILABLE FOR SALE SECURITIES	At September 30, 2014		% of	unrealized	unrealized
(in thousands)	Amortized Cost	Fair Value	portfolio	gain	gain
Mortgage-backed securities	$289,417	$296,763	62.7%	$7,346	60.5%
Trust preferred securities	57,923	60,363	12.7%	2,440	20.1%
Corporate debt securities	99,431	101,556	21.5%	2,125	17.5%
Municipal securities	14,529	14,764	3.1%	235	1.9%
Total available for sale securities	$461,300	$473,446	100.0%	$12,146	100.0%

Loans.  Gross loans increased $272.7 million to $2.36 billion at September 30, 2014, from $2.08 billion at December 31, 2013. During the nine months ended September 30, 2014, the Company advanced $453.8 million in new credit relationships and an additional $314.0 million on existing lines.  Offsetting credit extensions were paydowns and maturities of $493.3 million and gross charge-offs of $1.8 million.

43 | Page

	At September 30, 2014		At December 31, 2013		At September 30, 2013
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$962,438	41.4%	$824,453	40.3%	$815,424	40.6%
Owner-occupied real estate	476,279	20.5%	452,959	22.1%	446,976	22.3%
Investor real estate	487,821	21.0%	447,905	21.9%	443,516	22.1%
Construction & land	182,288	7.8%	127,952	6.3%	105,146	5.2%
Consumer	202,414	8.7%	181,056	8.8%	180,243	9.0%
Other	45,829	2.0%	50,034	2.4%	57,561	2.9%
Total loans	2,357,069	101.4%	2,084,359	101.8%	2,048,866	102.1%
Allowance for loan losses	(33,682)	(1.4)%	(37,050)	(1.8)%	(41,810)	(2.1)%
Total net loans	$2,323,387	100.0%	$2,047,309	100.0%	$2,007,056	100.0%

Loan growth during the nine months ended September 30, 2014 was broad based with increases in most categories.  During this period, Commercial loans increased $138.0 million or 17%, real estate – mortgages (owner-occupied and investor) increased $63.2 million or 7% and Construction & land loans increased $54.3 million or 42%.

The allowance for loan losses decreased $3.4 million during the nine months ended September 30, 2014, through the release of net excess reserves of $3.3 million and $0.1 million in net charge-offs.  The reduction in the allowance for loan losses, while the loan portfolio has increased, is the result of continued credit quality improvement.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Intangible Assets.  Intangible assets primarily represent client relationship lists.  During 2014, the Company purchased an insurance book of business resulting in a $0.3 million increase in intangible assets.  Offsetting the new intangible asset during 2014 was amortization of $0.4 million.

Bank-Owned Life Insurance (BOLI).  BOLI increased $3.9 million during 2014 to $47.7 million at September 30, 2014, compared to $43.8 million at the end of 2013.  The increase during 2014 relates to additional policy purchases of $3.3 million and growth in the cash surrender value of $0.9 million, offset by claims of $0.3 million.

Deferred Income Taxes.  Net deferred income tax assets decreased $5.8 million to $20.7 million at September 30, 2014, from $26.5 million at December 31, 2013. The decrease was primarily related to the tax effect of the following events during the nine months ended September 30, 2014: decline in the allowance for loan and credit losses ($3.4 million); bonus payments ($1.6 million); settlement of stock and deferred compensation obligations ($4.1 million); and valuation changes in derivatives and investment securities available for sale ($3.5 million).

Other Real Estate Owned.  OREO decreased $1.3 million to $3.7 million at September 30, 2014, from $5.1 million at December 31, 2013.  The decrease is the result of OREO sales with a carrying value of $4.0 million, offset by additional foreclosures of $2.7 million. At September 30, 2014, $0.5 million of OREO was in Arizona and $3.2 million was in Colorado.

Other Assets. Other assets were $19.2 million at September 30, 2014, down $8.4 million from December 31, 2013.  The decrease is primarily due to reductions in accounts receivable ($4.2 million), the fair market value of derivative assets ($2.4 million) and the carrying value of equity method partnership investments ($2.2 million).

Deposits.  Total deposits increased  $87.3 million to $2.37 billion at September 30, 2014 from $2.28 billion at December 31, 2013.  In the first quarter of 2014, the Company had an initiative to move customer balances out of securities sold under agreement to repurchase (Customer Repos) and into other deposit products.  Most of the balances moved from Customer Repos and into interest-bearing demand accounts.  Noninterest-bearing deposits at September 30, 2014 comprised 42% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal

44 | Page

deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $168.9 million and $150.0 million in CDARS and ICS accounts at September 30, 2014 and December 31, 2013, respectively.

	At September 30, 2014		At December 31, 2013		At September 30, 2013
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$619,377	25.4%	$572,175	23.8%	$605,073	24.9%
Interest-bearing demand and NOW	509,352	20.9%	487,037	20.1%	402,572	16.5%
Savings	19,091	0.8%	12,803	0.5%	11,272	0.5%
Certificates of deposits under $100	24,971	1.0%	27,726	1.1%	28,098	1.2%
Certificates of deposits $100 and over	127,054	5.2%	134,418	5.6%	133,243	5.5%
Reciprocal CDARS	64,610	2.6%	83,173	3.4%	98,748	4.0%
Total interest-bearing deposits	1,364,455	55.9%	1,317,332	54.5%	1,279,006	52.6%
Noninterest-bearing demand deposits	1,001,921	41.0%	961,705	39.8%	990,187	40.7%
Customer repurchase agreements	76,041	3.1%	138,494	5.7%	164,188	6.7%
Total deposits and customer repurchase agreements	$2,442,417	100.0%	$2,417,531	100.0%	$2,433,381	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to our customer base. Our customer repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances. As discussed above, the Company intentionally shifted customers out of Customer Repos and into other deposit products allowing the Company more flexibility with its investment portfolio due to the reduced need of collateral for Customer Repos.  Customer Repos decreased 45% during the nine months ended September 30, 2014.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased and overnight and term borrowings from the FHLB.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. A decline in deposits and growth in the loan portfolio increases the Company’s need for wholesale borrowings.  At September 30, 2014, the Company had $185.8 million in short-term borrowings outstanding.  At December 31, 2013 the Company had no short-term borrowings outstanding.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

During the second quarter of 2014, the Company entered into an unsecured one-year $20.0 million line of credit agreement that can be used to supplement funding needs of its operations.  There was no balance on the credit line at September 30, 2014.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $4.1 million from the end of 2013 to $25.8 million at September 30, 2014.  The decrease is attributed to bonus ($1.6 million) and deferred compensation payments ($2.4 million).

45 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
INCOME STATEMENT	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Interest income	$29,205	$26,961	$2,244	8.3%	$84,706	$79,173	$5,533	7.0%
Interest expense	2,143	2,586	(443)	(17.1)%	6,386	8,248	(1,862)	(22.6)%
NET INTEREST INCOME BEFORE PROVISION	27,062	24,375	2,687	11.0%	78,320	70,925	7,395	10.4%
Provision for loan losses	(452)	(1,554)	1,102	70.9%	(3,281)	(4,209)	928	22.0%
NET INTEREST INCOME AFTER PROVISION	27,514	25,929	1,585	6.1%	81,601	75,134	6,467	8.6%
Noninterest income	9,739	7,759	1,980	25.5%	24,457	22,660	1,797	7.9%
Noninterest expense	25,047	23,814	1,233	5.2%	72,426	67,989	4,437	6.5%
INCOME BEFORE INCOME TAXES	12,206	9,874	2,332	23.6%	33,632	29,805	3,827	12.8%
Provision for income taxes	4,315	2,849	1,466	51.5%	11,607	9,642	1,965	20.4%
NET INCOME FROM CONTINUING OPERATIONS	7,891	7,025	866	12.3%	22,025	20,163	1,862	9.2%
Net income from discontinued operations	-	-	-	0.0%	-	173	(173)	(100.0)%
NET INCOME	$7,891	$7,025	$866	12.3%	$22,025	$20,336	$1,689	8.3%

Annualized ROA for the three and nine months ended September 30, 2014 was 1.05% and 1.02%, respectively, compared to 1.02% during the prior year periods.  Annualized return on average shareholders’ equity for the three and nine months ended September 30, 2014 was 10.46% and 10.09%, respectively, compared to 10.34% and 10.25% in the comparable prior year periods.  Net income improved for both the three and nine months ended September 30, 2014, compared to the prior-year periods, driven by higher net interest income and noninterest income.  Noninterest income as a percentage of operating revenue increased to 26.46% for the three months ended September 30, 2014 compared to 24.15% in the prior-year period and declined to 23.80% from 24.21% for the nine months ended September 30, 2014 and 2013, respectively.  The Company’s tax equivalent efficiency ratio(1) was 67.75% and 70.87% for the three and nine months ended September 30, 2014, respectively, compared to 73.41% and 72.46% a year earlier.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2014 and 2013.  Historically, the Company has included the allowance for loan losses in total interest-earning assets.  Beginning with the first quarter of 2014, the Company has excluded the allowance for loan losses from interest-earning assets.  Prior periods have been changed to conform to the new presentation.

46 | Page

	Three months ended September 30,
	2014			2013
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$19,971	$23	0.45%	$16,478	$23	0.55%
Investment securities (1)	512,579	3,775	2.95%	573,375	4,116	2.87%
Loans (1)(2)	2,327,777	26,458	4.45%	2,031,282	23,564	4.54%
Total interest-earning assets	$2,860,327	$30,256	4.15%	$2,621,135	$27,703	4.15%

Noninterest-earning assets	123,166			113,489
Total assets	$2,983,493			$2,734,624

Liabilities and Shareholders' Equity
Deposits
Money market	$626,199	$508	0.32%	$598,757	$630	0.42%
Interest-bearing demand and NOW	499,467	209	0.17%	367,922	190	0.20%
Savings	16,791	3	0.07%	11,789	1	0.03%
Certificates of deposit
Reciprocal	64,174	51	0.32%	95,401	86	0.36%
Under $100	25,096	35	0.55%	28,457	34	0.47%
$100 and over	143,040	164	0.45%	130,956	189	0.57%
Total interest-bearing deposits	$1,374,767	$970	0.28%	$1,233,282	$1,130	0.36%
Other borrowings
Securities sold under agreements to repurchase	92,429	31	0.13%	160,514	86	0.21%
Other short-term borrowings	145,395	103	0.28%	60,245	34	0.22%
Long-term debt	72,166	1,039	5.63%	82,658	1,336	6.32%
Total interest-bearing liabilities	$1,684,757	$2,143	0.50%	$1,536,699	$2,586	0.66%
Noninterest-bearing demand accounts	976,563			895,826
Total deposits and interest-bearing liabilities	2,661,320			2,432,525
Other noninterest-bearing liabilities	22,769			32,605
Total liabilities	2,684,089			2,465,130
Total equity	299,404			269,494
Total liabilities and equity	$2,983,493			$2,734,624
Net interest income - taxable equivalent		$28,113			$25,117
Net interest spread			3.65%			3.49%
Net interest margin			3.90%			3.80%
Ratio of average interest-earning assets to
average interest-bearing liabilities	169.78%			170.57%

47 | Page

	Nine months ended September 30,
	2014			2013
(in thousands)	Average balance	Interest earned or paid	Average yield or cost(3)	Average balance	Interest earned or paid	Average yield or cost(3)
Assets
Federal funds sold and other	$18,976	$71	0.49%	$17,710	$73	0.54%
Investment securities (1)	533,289	12,156	3.04%	565,136	12,588	2.97%
Loans (1)(2)	2,225,159	75,316	4.46%	1,971,927	68,515	4.58%
Total interest-earning assets	$2,777,424	$87,543	4.16%	$2,554,773	$81,176	4.20%

Noninterest-earning assets	121,487			116,897
Total assets	$2,898,911			$2,671,670

Liabilities and Shareholders' Equity
Deposits
NOW and money market	$598,761	$1,437	0.32%	$591,576	$1,902	0.43%
Interest-bearing demand	474,646	690	0.19%	361,225	635	0.24%
Savings	14,607	7	0.06%	13,900	6	0.06%
Certificates of deposit
Reciprocal	71,253	174	0.33%	88,801	272	0.41%
Under $100	32,131	94	0.39%	29,264	112	0.51%
$100 and over	131,683	513	0.52%	138,309	635	0.61%
Total interest-bearing deposits	$1,323,081	$2,915	0.29%	$1,223,075	$3,562	0.39%
Other borrowings
Securities sold under agreements to repurchase	92,148	138	0.20%	151,542	252	0.22%
Other short-term borrowings	121,352	250	0.27%	58,097	113	0.26%
Long-term debt	72,166	3,083	5.63%	89,614	4,321	6.36%
Total interest-bearing liabilities	$1,608,747	$6,386	0.53%	$1,522,328	$8,248	0.72%
Noninterest-bearing demand accounts	975,765			850,375
Total deposits and interest-bearing liabilities	2,584,512			2,372,703
Other noninterest-bearing liabilities	22,545			33,582
Total liabilities	2,607,057			2,406,285
Total equity	291,854			265,385
Total liabilities and equity	$2,898,911			$2,671,670
Net interest income - taxable equivalent		$81,157			$72,928
Net interest spread			3.64%			3.48%
Net interest margin			3.91%			3.82%
Ratio of average interest-earning assets to
average interest-bearing liabilities	172.65%			167.82%

 (1)Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.

(2)Loan fees included in interest income are not material.  Nonaccrual loans are included with average loans outstanding.

(3)Yields have been adjusted to reflect a tax-equivalent basis where applicable.

48 | Page

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2014 grew 11.9% and 11.3%, respectively, compared to the prior year periods, driven primarily by higher loan volume.  Average interest-earning assets for the three and nine months ended September 30, 2014 increased $239.2 million and $222.7 million to $2.86 billion and $2.78 billion, respectively.  The yield on average interest-earning assets was stable during the current quarter and down 4 basis points for the nine months ended September 30, 2014 compared to the prior year periods.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 16 basis points (0.16%) and 17 basis points (0.17%) during the three and nine months ended September 30, 2014, respectively, compared to 21 basis points (0.21%) and 23 basis points (0.23%) in the prior year periods.  The average rate on total interest-bearing liabilities for the three and nine months ended September 30, 2014 decreased 16 and 19 basis points, respectively, driven primarily by the redemption of the 9.0% subordinated notes payable in August 2013.  The tax-equivalent net interest margin increased 10 basis points to 3.90% during the current quarter and 9 basis points to 3.91% during the nine months ended September 30, 2014, largely the result of continued declines in the cost of deposits and debt.

The following table presents noninterest income for the three and nine months ended September 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
NONINTEREST INCOME	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Service charges	$1,424	$1,359	$65	4.8%	$4,194	$4,039	$155	3.8%
Investment advisory income	1,418	1,306	112	8.6%	4,282	3,713	569	15.3%
Insurance income	2,622	2,862	(240)	(8.4)%	8,278	8,582	(304)	(3.5)%
Investment banking income	2,359	689	1,670	242.4%	4,040	1,331	2,709	203.5%
Other income	1,916	1,543	373	24.2%	3,663	4,995	(1,332)	(26.7)%
Total noninterest income	$9,739	$7,759	$1,980	25.5%	$24,457	$22,660	$1,797	7.9%

Service Charges. Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges grew in the current quarter and year-to-date compared to a year ago due to growth in the average balance of deposit accounts using our treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, compared to the prior year periods.  Fees earned are generally based on a percentage of assets under management (AUM) and market volatility has a direct impact on earnings.  Average AUM for the current quarter and year-to-date 2014 grew 9% and 8%, respectively, compared to the prior year averages.  AUM totaled $849.7 million at September 30, 2014.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue declined $0.2 million and $0.3 million for the three and nine months ended September 30, 2014 compared to the prior year periods.  The year-over-year declines are due to higher profit sharing bonuses in the prior year periods.

Investment Banking Income.  Investment banking income includes retainer fees which are recognized over the expected term of the engagement and success fees which are recognized when the transaction is completed and collectability of fees is reasonably assured. Investment banking income is transactional by nature and will fluctuate based on the number of clients engaged and transactions successfully closed. Investment banking revenues increased $1.7 million and $2.7 million during the three and nine months ended September 30, 2014 over the prior year periods, due to success fees earned on deal closings during the current year.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three and nine months ended September 30, 2014 increased $0.4 million and decreased $1.3 million, respectively, from the prior year periods.  The year to date decline is primarily the result of a $1.2 million loss on equity method investments recognized in the first quarter of 2014 and lower swap fees, offset in part by higher BOLI income. The Company has equity method investments in certain SBIC funds with a carrying value of $5.6 million at September 30, 2014.  In the first quarter of 2014, the Company had a loss on one of these passive investments related to a realized a loss.  Higher BOLI income relates to the realization of claim benefits during the period.

49 | Page

The following table presents noninterest expense for the three and nine months ended September 30, 2014 and 2013.

			2014 vs 2013				2014 vs 2013
NONINTEREST EXPENSE	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Salaries and employee benefits	$16,996	$16,373	$623	3.8%	$48,775	$45,577	$3,198	7.0%
Share-based compensation expense	704	694	10	1.4%	2,429	2,188	241	11.0%
Occupancy expenses, premises and equipment	3,288	3,289	(1)	(0.0)%	9,984	9,748	236	2.4%
Amortization of intangibles	147	152	(5)	(3.3)%	447	511	(64)	(12.5)%
FDIC and other assessments	373	403	(30)	(7.4)%	1,263	1,281	(18)	(1.4)%
Other real estate owned and loan workout costs	283	91	192	211.0%	848	379	469	123.7%
Gain on securities, other assets and OREO	(598)	(319)	(279)	(87.5)%	(2,428)	(1,439)	(989)	(68.7)%
Other expense	3,854	3,131	723	23.1%	11,108	9,744	1,364	14.0%
Total noninterest expense	$25,047	$23,814	$1,233	5.2%	$72,426	$67,989	$4,437	6.5%

Salaries and Employee Benefits.  Salaries and employee benefits increased 3.8% or $0.6 million and 7.0% or $3.2 million for the three and nine months ended September 30, 2014 over the prior year periods. The increase relates to annual cost of living and merit increases effective in the second quarter of 2014, as well as the addition of new personnel to support three initiatives launched at the end of 2013:  bank expansion into two new Colorado markets, Fort Collins and Colorado Springs, and the launch of CoBiz Private Bank.  In addition, during the three and nine months ended September 30, 2014, variable compensation tied to revenue generation in the fee-based lines increased over the prior year periods due to the increase in noninterest income.  The Company had 535 full-time equivalent employees at September 30, 2014, up from 510 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the nine months ended September 30, 2014 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2014 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the nine months ended September 30, 2014, compared to the prior year period due to the new bank locations in Fort Collins and Colorado Springs and higher common area maintenance costs.

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

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO increased $0.2 million and $0.5 million during the three and nine months ended September 30, 2014, respectively, compared to the prior year periods.  These costs are related to the level of nonperforming assets.  While costs increased slightly in 2014 over 2013 due to one large project, the Company has seen a general decline in these costs over the last few years.

50 | Page

Gain on Securities, Other Assets, and OREO. (Gain) and loss on securities, assets and OREO is summarized in the following table:

			2014 vs 2013				2014 vs 2013
	(Gain) loss for the three months ended September 30,		Increase (decrease)		(Gain) loss for the nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Available for sale securities	$6	$28	$(22)	(78.6)%	$(1,164)	$(461)	$(703)	(152.5)%
OREO	(618)	(341)	(277)	(81.2)%	(1,281)	(1,392)	111	8.0%
Other	14	(6)	20	333.3%	17	414	(397)	(95.9)%
	$(598)	$(319)	$(279)	(87.5)%	$(2,428)	$(1,439)	$(989)	(68.7)%

Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier).  Other operating expenses for the three and nine months ended September 30, 2014 increased $0.7 million and $1.4 million compared to the prior year periods relating primarily to legal settlement costs.  Also contributing to higher expenses were service contract costs and sales and use taxes.

Provision for Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2014 was 35%, compared to 29% and 32% in the respective prior year periods.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2014	2013	Increase (decrease)	2014	2013	Increase (decrease)
Provision for loan losses	$(452)	$(1,554)	$1,102	$(3,281)	$(4,209)	$928
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$(452)	$(1,554)	$1,102	$(3,281)	$(4,209)	$928

The improvement in credit quality, as reflected by a decrease in classified loans and charge-offs, has resulted in negative loan and credit loss provisions in both 2014 and 2013.  While the Company has recorded negative loan and credit loss provisions for the three and nine months ended September 30, 2014 and 2013, the trend is not sustainable.  Normally, the provision for loan and credit losses is an expense that reduces net income.  While a negative provision expense may occur in the near-term, the Company does not expect a negative provision expense to continue in the long-term due to growth in the loan portfolio and a stabilization of credit quality.  See Note 5 – Loans to the Condensed Consolidated Financial Statements.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans decreased $10.0 million to $36.5 million at September 30, 2014 from $46.5 million at December 31, 2013.  At September 30, 2014, the allowance for loan and credit losses decreased to 1.43% of total loans from 1.78% at December 31, 2013, and 2.04% a year earlier primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 407.13% at September 30, 2014 from 265.78% at December 31, 2013 and 225.87% a year earlier.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical

51 | Page

loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.2 million and net charge-offs of $0.1 million during the three and nine months ended September 30, 2014, respectively.  In prior year, the Company recorded recoveries of $0.1 million and net charge-offs of $0.8 million during the three and nine months ended September 30, 2013, respectively.

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Allowance for loan losses at beginning of period	$37,050	$46,866	$46,866
Charge-offs:
Commercial	(1,648)	(613)	(438)
Real estate - mortgage	(52)	(3,055)	(2,007)
Construction & land	(54)	(796)	(632)
Consumer	(10)	(122)	(104)
Other	(5)	(5)	(2)
Total charge-offs	(1,769)	(4,591)	(3,183)
Recoveries:
Commercial	381	1,035	935
Real estate - mortgage	333	1,099	552
Construction & land	905	1,399	812
Consumer	55	45	37
Other	8	1	-
Total recoveries	1,682	3,579	2,336
Net charge-offs	(87)	(1,012)	(847)
Provision for loan losses charged to operations	(3,281)	(8,804)	(4,209)
Allowance for loan losses at end of period	$33,682	$37,050	$41,810

Ratio of net charge-offs to average loans	0.00%	0.05%	0.04%

Average loans outstanding during the period	$2,225,159	$1,991,251	$1,971,927

52 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2014	2013	2013
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$19	$-
Nonaccrual loans:
Commercial	3,565	1,330	3,303
Real estate - mortgage	3,957	10,504	12,530
Construction & land	136	1,986	2,156
Consumer & other	615	101	522
Total nonaccrual loans	8,273	13,921	18,511
Total nonperforming loans	8,273	13,940	18,511
OREO and repossessed assets	3,750	5,097	6,960
Total nonperforming assets	$12,023	$19,037	$25,471

Performing renegotiated loans	$29,121	$29,683	$28,814
Classified loans	$36,534	$46,476	$48,735

Allowance for loan losses	$33,682	$37,050	$41,810
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$33,682	$37,050	$41,810
Nonperforming assets to total assets	0.40%	0.68%	0.91%
Nonperforming loans to total loans	0.35%	0.67%	0.90%
Nonperforming loans and OREO to total loans and OREO	0.51%	0.91%	1.24%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.43%	1.78%	2.04%
Allowance for loan and credit losses to nonperforming loans	407.13%	265.78%	225.87%

Nonperforming assets decreased  $7.0 million or 36.84% at September  30, 2014, from December 31, 2013 and decreased $13.5 million or 52.8% from the prior year period.  Approximately 55% or $6.7 million of nonperforming assets at September  30, 2014 were concentrated in Colorado, while the remaining 45% or $5.3 million were in Arizona.  Nonperforming loans represent 68.8% of total nonperforming assets with the remaining 31.2% comprised of OREO.  Nonperforming loans in Arizona totaled $4.8 million while nonperforming loans in Colorado totaled $3.5 million at September 30, 2014.

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

Certain financial metrics and discussion of results for each segment for the three and nine months ended September 30, 2014 and 2013 are presented below.

Commercial Banking			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$27,987	$25,573	$2,414	9.4%	$81,037	$74,845	$6,192	8.3%
Provision for loan losses	(197)	(1,449)	1,252	86.4%	(2,572)	(3,302)	730	22.1%
Noninterest income	2,740	2,795	(55)	(2.0)%	6,968	8,712	(1,744)	(20.0)%
Noninterest expense	8,534	8,612	(78)	(0.9)%	26,280	25,744	536	2.1%
Provision for income taxes	8,021	7,402	619	8.4%	22,944	21,690	1,254	5.8%
Net income before management fees and overhead allocations	14,369	13,803	566	4.1%	41,353	39,425	1,928	4.9%
Management fees and overhead allocations, net of tax	5,725	5,592	133	2.4%	17,676	16,111	1,565	9.7%
Net income	$8,644	$8,211	$433	5.3%	$23,677	$23,314	$363	1.6%

Net income for the Commercial Banking segment during the three and nine months ended September 30, 2014 increased $0.4 million compared to the prior year periods.  While the net interest margin continues to be impacted from the low rate environment, volume increases in the loan portfolio have driven a $2.4 million and $6.2 million increase in net interest income during the three and nine months ended September 30, 2014, respectively over the prior-year periods.  In 2014 and 2013, Commercial Banking has benefited from a negative provision for loan losses due to the improvement in credit quality metrics.

Noninterest income decreased in 2014 as a result of a loss on a passive equity method investment in the first quarter of 2014, offset in part by growth in deposit service charges and bank-owned life insurance income.  Noninterest expense declined slightly during the current quarter compared to the prior year period and increased $0.6 million for the nine months ended September 30, 2014 over the prior year period.  The year-to-date increase was primarily  a result of investments in the Colorado market expansions in Fort Collins and Colorado Springs, and the launch of private banking.

Fee-Based Lines			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$(7)	$(12)	$5	41.7%	$(27)	$(39)	$12	30.8%
Noninterest income	6,399	4,858	1,541	31.7%	16,600	13,631	2,969	21.8%
Noninterest expense	5,460	4,496	964	21.4%	14,357	13,637	720	5.3%
Provision for income taxes	414	141	273	193.6%	893	70	823	nm
Net loss before management fees and overhead allocations	518	209	309	147.8%	1,323	(115)	1,438	nm
Net income from discontinued operations	-	-	-	0.0%	-	173	(173)	(100.0)%
Management fees and overhead allocations, net of tax	270	229	41	17.9%	807	752	55	7.3%
Net income (loss)	$248	$(20)	$268	nm	$516	$(694)	$1,210	174.4%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment banking fees, investment advisory fees and insurance income.  Net income for the Fee-Based Lines for the three and nine months ended September 30, 2014 improved compared to the prior year periods due to an increase in investment banking fees, which grew $1.7 million and $2.7 million, respectively.  Compensation of production employees in the fee-based lines is variable and tied to revenues and was the primary driver of higher noninterest expense in 2014 compared to the 2013 periods.

54 | Page

Corporate Support and Other			2014 vs 2013				2014 vs 2013
Income Statement	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Net interest income	$(918)	$(1,186)	$268	22.6%	$(2,690)	$(3,881)	$1,191	30.7%
Provision for loan losses	(255)	(105)	(150)	(142.9)%	(709)	(907)	198	21.8%
Noninterest income	600	106	494	466.0%	889	317	572	180.4%
Noninterest expense	11,053	10,706	347	3.2%	31,789	28,608	3,181	11.1%
Benefit for income taxes	(4,120)	(4,694)	574	12.2%	(12,230)	(12,118)	(112)	(0.9)%
Net loss before management fees and overhead allocations	(6,996)	(6,987)	(9)	(0.1)%	(20,651)	(19,147)	(1,504)	(7.9)%
Management fees and overhead allocations, net of tax	(5,995)	(5,821)	(174)	(3.0)%	(18,483)	(16,863)	(1,620)	(9.6)%
Net loss	$(1,001)	$(1,166)	$165	14.2%	$(2,168)	$(2,284)	$116	5.1%

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

Net interest income for the three and nine months ended September 30, 2014, improved compared to the prior year periods due to a reduction in interest expense associated with the $21.0 million notes payable redemption during the third quarter of 2013.  Income on equity method investments held by the parent company contributed to higher noninterest income.   Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment. Net gains recorded in noninterest expense during 2013 reduced total noninterest expense during that year.  Lower net gains recorded in 2014 have resulted in an increase in noninterest expense for the nine months ended September 30, 2014 over the prior year period.

55 | Page

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2014:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$19,753	$-	$-	$-	$19,753
FHLB overnight funds purchased (1)	166,000	-	-	-	166,000
Repurchase agreements (1)	76,041	-	-	-	76,041
Operating lease obligations	5,560	8,557	5,536	2,294	21,947
Long-term debt obligations (2)	3,401	5,681	5,681	77,779	92,542
Preferred Stock, Series C dividend (3)	574	57,509	-	-	58,083
Total contractual obligations	$271,329	$71,747	$11,217	$80,073	$434,366

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

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

(3)Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at September 30, 2014.  The preferred shares are shown in the table as being due in the “After one but within three years” category which assumes $57.4 million of preferred stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective 4.5 years after issuance.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2014, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$518,852	$155,854	$49,025	$14,995	$738,726
Standby letters of credit	34,491	4,147	100	1,660	40,398
Commercial letters of credit	1,762	-	-	-	1,762
Unfunded commitments for unconsolidated investments	7,678	-	-	-	7,678
Company guarantees	1,395	-	-	555	1,950
Total commitments	$564,178	$160,001	$49,125	$17,210	$790,514

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

56 | Page

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

Approximately $73.9 million of total loan commitments at September 30, 2014 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at September 30, 2014 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $93.7 million at September 30, 2014, compared to $76.0 million at December 31, 2013.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 99.6% at September 30, 2014, from 91.5% at December 31, 2013. At September 30, 2014, the Company had $185.8 million in wholesale borrowings. Average wholesale borrowings were $145.4 million and $121.4 million during the three and nine months ended September 30, 2014, respectively.  Average wholesale borrowings were $43.5 million during 2013.

57 | Page

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2014, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at September 30, 2014, totaled $493.4 million.  Available funding is comprised of $155.2 million through the unsecured federal fund lines and $338.2 million in secured FHLB borrowing capacity. Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.    The Company has $57.4 million in preferred stock issued pursuant to the SBLF program currently paying a 1% dividend that increases to a 9% dividend rate in 2016.  The Company expects to redeem the preferred stock at or before the date the dividend rate increases.   During the second quarter of 2014, the Company entered into a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2014.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At September 30, 2014, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2014, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

At September 30, 2014, shareholders’ equity totaled $302.7 million, a $21.6 million increase from December 31, 2013, primarily related to current period earnings of $22.0 million.  Also contributing to the increase was $3.4 million increase related to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises; and an increase of $2.2 million in AOCI associated with changes in the fair value of AFS securities and derivatives.  Offsetting these increases were common and preferred dividends of $4.9 million and a $1.0 million decline associated with the Company’s acquisition of its common stock through net share settlements of equity compensation awards.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2014, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio

58 | Page

of 13.6%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at September 30, 2014, was 14.5% and its Total Capital ratio 15.7%.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contained a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at September 30, 2014, that will be grandfathered under Basel III.  The rules will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.

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

59 | Page

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at September 30, 2014, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at September 30, 2014, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at September 30, 2014, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.4)%	0.0%	1.5%	3.7%
Market value of equity	n/a	(32.2)%	0.0%	22.2%	36.8%

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

60 | Page

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2014, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
August 1 - August 31, 2014	184	$11.12
Total	184	$11.12

Item 6.  Exhibits

Exhibits and Index of Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

61 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:October 24, 2014	By:/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:October 24, 2014	By:/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

62 | Page