Form 10-K
period 2014-12-31
COBIZ FINANCIAL INC
filed 2015-02-13
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[ X ]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014.

[    ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to ________________

Commission file number 001-15955

COBIZ FINANCIAL INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

821 17th St., Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 312-3400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2014, computed by reference to the closing price on the NASDAQ Global Select Market was $298,127,321.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 12, 2015, was 40,781,741.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, Colorado. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2014, we had total assets of $3.1 billion, net loans of $2.4 billion and deposits of $2.5 billion. We were incorporated in Colorado on February 19, 1980.

Our wholly-owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 13 locations, including nine in the Denver metropolitan area, and one each in Boulder, Colorado Springs, Fort Collins and Vail.  In Arizona, the Bank operates under the name Arizona Business Bank and has six locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We focus on attracting and retaining high-quality personnel by maintaining an entrepreneurial culture and a decentralized business approach. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver offices.

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

Segments

In 2014, the Company re-evaluated the identification of its reportable segments and aggregated the segments previously reported as Investment Banking, Wealth Management and Insurance into a new segment titled Fee-Based Lines.  All prior period disclosures have been adjusted to conform to the new presentation.  In 2012, the Company closed its trust department and sold its wealth transfer business.  The operations of the trust department and the wealth transfer division have been reported as discontinued operations throughout this report (all within the Fee-Based Lines segment).

We operate three distinct segments, as follows:

•	Commercial Banking
•	Fee-Based Lines
•	Corporate Support and Other

The Company’s segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Private banking
	•	Interest-rate hedging
	•	Depository products
	•	Treasury management
Fee-Based Services through:	Investment Banking
Green Manning & Bunch, Ltd.	•	Merger and acquisition advisory services
CoBiz Investment Management, LLC	•	Institutional private placements of debt and equity
CoBiz Insurance, Inc.	•	Strategic financial advisory services
Wealth Management
	•	Customized client investment policy
	•	Proprietary bond and equity offerings
	•	Tailored asset allocation strategies
	•	Financial planning
	•	Carefully vetted investment options utilizing external managers
	•	Investment management
Insurance
	•	Employee benefits and retirement planning
	•	Individual benefits
	•	Commercial lines
	•	Professional lines
	•	Private client

For a complete discussion of the segments included in our principal activities and certain financial information for each segment, see Note 19 to the consolidated financial statements.

Mission Statement

Our mission is to serve the complete financial needs of successful businesses, business owners, professionals and high-net-worth individuals.  We create thoughtful, integrated, comprehensive solutions tailored to each customer’s needs, thereby freeing them to succeed personally and professionally.  Our long-term goal is to be recognized as the premier financial services provider to the business community in the markets we serve, creating engaged employees, longer term customer relationships and superior shareholder value.

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

The following table details the Company’s market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) and SNL Financial at June 30, 2014 and 2013.

	June 30, 2014		June 30, 2013
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.66%	0.52%	1.55%	0.47%
Other in-state banks	32.93%	9.94%	33.38%	9.56%
Out-of-state banks	65.41%	89.54%	65.07%	89.97%
Total	100.00%	100.00%	100.00%	100.00%

Deposit market share rank	12th	17th	12th	17th

The following table details the Company’s deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2014		June 30, 2013
	Deposit Market		Deposit Market
MSA	Share Rank	Market Share %	Share Rank	Market Share %
Denver-Aurora-Lakewood, CO	8th	2.32%	9th	2.13%
Boulder, CO	9th	3.56%	10th	3.47%
Edwards, CO	8th	1.92%	8th	2.16%
Fort Collins, CO	29th	0.03%	NA(1)	NA(1)
Colorado Springs, CO	38th	0.01%	NA(1)	NA(1)
Phoenix-Mesa-Glendale, AZ	14th	0.70%	16th	0.65%

(1)	The Fort Collins and Colorado Springs locations opened during 2014.

Loan portfolio growth and diversification.  We have emphasized expanding our overall loan products in recent years in order to diversify and grow the loan portfolio.  In recent years, we have introduced jumbo mortgage lending, public financing, Small Business Administration (SBA) lending, structured-finance lending and a niche focused on healthcare lending.  The addition of these products has enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

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

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the Audit Committee of our Board of Directors. At December 31, 2014, our ratio of nonperforming loans to total loans was 0.38%, compared to 0.67% at December 31, 2013.

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

Expansion.  We intend to continue to explore acquisitions of financial institutions or financial service entities within our market areas.  However, the focus of our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  In 2014 we opened bank locations in two new markets in Colorado, Fort Collins and Colorado Springs.

Market Areas Served

We operate in two western markets in the United States – Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.

Colorado. Denver’s economy is diversified with significant representation in various industries. Colorado was the fourth-fastest growing state in the United States in terms of percentage population growth from July 2013 to July 2014.  We have two locations in downtown Denver, two in Littleton, and one location each in Boulder, Colorado Springs, Commerce City, Cherry Creek, the Denver Technological Center (DTC), Fort Collins, Golden, Louisville and the Vail Valley.

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, including being the second fastest-growing state in terms of percentage population growth from 2000 to 2010 and the seventh-fastest growing state from July 2013 to July 2014. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Demographics		Demographics
•	Colorado population: 5.4 million	•	Arizona population: 6.7 million
•	Metropolitan Denver population: 2.7 million	•	Metropolitan Phoenix population: 4.4 million
•	Population projected to increase 35% to 5.8 million as measured from 2000 to 2030	•	Population projected to increase 109% to 10.7 million as measured from 2000 to 2030
•	Median household income 2013: $63,371	•	Median household income 2013: $50,602
•	Projected household income change from 2011 to 2016: 19.06%	•	Projected household income change from 2011 to 2016: 16.28%
•	Median home price for Metropolitan Denver at September 30, 2013: $315,500	•	Median home price for Metropolitan Phoenix at September 30, 2013: $200,500

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2014 was 4.0%, down from 6.2% in December 2013 (national average of 5.6%)	•	Preliminary unemployment rate at December 2014 was 6.7%, down from 7.6% in December 2013 (national average of 5.6%)
•	State with the 13th highest job growth between November 2013 and November 2014	•	State with the 8th highest job growth between November 2013 and November 2014

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

Employees

We had 534 full time equivalent employees at December 31, 2014.  Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

Supervision and Regulation

CoBiz and the Bank are extensively regulated under federal, Colorado and Arizona law. These laws and regulations are primarily intended to protect depositors, borrowers and federal deposit insurance funds, not shareholders of CoBiz. The following information summarizes certain material statutes and regulations affecting CoBiz, the Bank and the Fee-Based Lines, and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material adverse effect on the business, financial condition, results of operations and cash flows of CoBiz and the Bank. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls, or new federal or state legislation may have on our business and earnings in the future.

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

On December 19, 2008, the Company entered into an agreement with the Treasury pursuant to the CPP to issue shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share, having a liquidation preference of $1,000 per share (the Series B Preferred Stock) for an aggregate purchase price of $64.5 million.  The Company also issued a warrant with a 10-year term to acquire 895,968 shares of its common stock at an exercise price of $10.79.  On September 8, 2011, the Company redeemed all $64.5 million of Series B Preferred Stock from the Treasury, concurrent with the issuance of preferred stock under the Small Business Lending Fund discussed below.  On November 17, 2011, the Treasury sold the warrant issued by the Company to a third party in a private auction.  The warrant will continue to be outstanding under the terms originally issued to the Treasury.

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

Sound Incentive Compensation Policies.  In 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and FDIC issued final guidance to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization.  The key principles within the guidance on incentive compensation arrangements are 1) they should appropriately balance risk and financial results to not encourage imprudent risk; 2) they should be compatible with effective controls and risk management; and 3) they should be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance applies to all employees who individually, or as part of a group, have the ability to expose the organization to material amounts of risk.  At a minimum, these rules apply to named executive officers included within a public company’s executive compensation disclosures.  The Federal Reserve will review the Company’s policies and procedures for incentive compensation arrangements as part of the supervisory process.

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

Gramm-Leach-Bliley Act of 1999 (the GLB Act). The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB, provided that certain conditions are met, including a requirement that all subsidiary depository institutions be “well-capitalized.”

Dividend Restrictions.   Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2014, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

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

The table below sets forth the capital ratios of the Company:

	At December 31, 2014
		Minimum
Ratio	Actual %	Required %
Total capital to risk-weighted assets	15.7%	8.0%
Tier I capital to risk-weighted assets	14.4%	4.0%
Tier I leverage ratio	12.4%	4.0%

On July 2, 2013, the Federal Reserve Board approved a final rule to implement the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule became effective for large banks subject to the “advanced approaches” risk-based capital rules on January 1, 2014.  “Non-advanced approaches” banks will implement the final rule beginning January 1, 2015, the implementation date for the Company.  The final rule minimizes the impact on smaller, less complex financial institutions.  Key highlights of the final rule for non-advanced approaches banks such as the Company include:

•

A provision of a one-time opt-out from the recognition of AOCI unrealized gains and losses in regulatory capital.  This will reduce potential volatility in regulatory capital ratios.  The Company intends to opt-out of including AOCI unrealized gains and losses in regulatory capital.

•

Institutions with less than $15 billion in assets will be allowed to include certain non-qualifying capital instruments in regulatory capital that were issued prior to May 19, 2010.  The Company’s $70.0 million of trust preferred securities issued by its wholly-owned trusts will continue to be included in regulatory capital.

•	Inclusion of a number of deductions and adjustments from regulatory capital. These include, for example, deferred tax assets dependent upon future taxable income, and investments in equity 11

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

•	An increase in the risk-weighting for certain assets and off-balance sheet items, which will result in a higher capital requirement.
•	Overall, minimum requirements will increase for both the quantity and quality of capital held by institutions.

Basel III not only increases most of the required minimum regulatory capital ratios, but also introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  Basel III has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio.  The prompt corrective action thresholds for “well-capitalized” organizations imply a cushion of 2% over the minimum capital ratios, which is slightly lower than a 2.5% capital conservation buffer required under Basel III.  In order to be a "well-capitalized" financial holding company or depository institution under Basel III, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate mergers and acquisitions activity.

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank if the Bank becomes “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “The Bank — Capital Adequacy.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine”, which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

Dividend Restrictions. Dividends paid by the Bank and management fees from the Bank and our Fee-Based Lines provide substantially all of the Company’s cash flow. The approval of the Colorado Division of Banking is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits of that year combined with the retained net profits for the preceding two years. In addition, the FDICIA provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2014
		Minimum
Ratio	Actual %	Required %
Total capital to risk-weighted assets	13.6%	8.0%
Tier I capital to risk-weighted assets	12.4%	4.0%
Tier I leverage ratio	10.7%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; or a Tier 1 risk-based capital ratio less than 6%, but greater than or equal to 4%; or a leverage ratio less than 5%, but greater than or equal to 4% (3% in certain circumstances). An institution is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2014, the Bank was well-capitalized, which places no significant restrictions on the Bank’s activities.  See “The Holding Company — Capital Adequacy” for a discussion of changes to the capital levels required under Basel III.

Examinations. The FRB and the Colorado Division of Banking periodically examine and evaluate banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

Restrictions on Loans to One Borrower. Under state law, the aggregate amount of loans that may be made to one borrower by the Bank is generally limited to 15% of its unimpaired capital, surplus, undivided profits and allowance for loan losses. The Bank has set an internal lending limit that is more stringent than the regulatory requirement.  The Bank seeks participations to accommodate borrowers whose financing needs exceed the Bank’s lending limits.

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

The assessment base is calculated on average daily consolidated assets less average monthly tangible equity (which is defined as Tier 1 Capital).  The base assessment rate for a Risk Category I institution is 5 to 9 basis points and the base assessment rates for Risk Categories II – IV range from 14 to 35 basis points.  The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2015 is 0.15 basis points (0.60 basis points annually).  The assessment rate is adjusted quarterly.

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

Fee-Based Lines

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

Green Manning & Bunch, Ltd. (GMB), our investment banking subsidiary, is registered as a broker-dealer under the Exchange Act and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (FINRA). GMB is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker-dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from GMB. GMB’s regulatory net capital consistently exceeded such minimum net capital requirements in 2014. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses; the imposition of censures or fines; and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

In general, all of our business segments were negatively impacted by market conditions in 2009-2011. During that period, there was a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale.  While the overall economy and the business of the Company has stabilized, softening in our real estate markets could hurt our business as a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

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

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.

In addition to the geographic concentration of our markets in Arizona and Colorado, certain industry-specific economic factors also affect us. For example, while we do not have a concentration in energy lending, the industry is cyclical and recently has experienced a significant drop in crude oil prices. A severe and prolonged decline in oil and gas commodity prices would adversely affect that industry and, consequently, may adversely affect our customers who are interdependent with that industry.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2014 did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our Fee-Based Lines segment is subject to quarterly and annual volatility in their revenues and earnings.

Our Fee-Based Lines, which include investment banking, insurance and wealth management revenue, have historically experienced, and are likely to continue to experience, quarterly and annual volatility in revenue and earnings.  With respect to investment banking revenue, the delay in the initiation or the termination of a major new client engagement, or any changes in the anticipated closing date of client transactions can directly affect revenue and earnings for a particular quarter or year.  With respect to insurance revenue, our revenue and earnings also can experience quarterly and annual volatility, depending on the timing of the initiation or termination of a major new client engagement.  With respect to wealth management, our revenue and earnings are dependent on the value of our assets under management, which in turn are heavily dependent upon general conditions in debt and equity markets.  Any significant volatility in debt or equity markets are likely to directly affect revenue and earnings of the segment for a particular quarter or year.

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

Under the terms of the securities purchase agreement between us and the Treasury in connection with the SBLF transaction, our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%.  If we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock.  In addition, if the Treasury were to adjust the qualified small business lending reported by the Company due to an audit, the dividend rate on the Series C Preferred Stock may increase prospectively and retrospectively.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, we had 13 bank locations, three fee-based locations and an operations center in Colorado and six bank locations and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado 80202.  We lease our executive offices and a branch location from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 16 to the consolidated financial statements. The Company leases all of its facilities with the exception of a single Colorado branch which the Company has owned since 2010. The terms of these leases expire between 2015 and 2024.

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

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 12, 2015, there were approximately 476 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2013:
First Quarter	$8.65	$7.27	$0.03
Second Quarter	9.34	7.50	0.03
Third Quarter	11.00	8.30	0.03
Fourth Quarter	12.24	9.19	0.03
2014:
First Quarter	$12.45	$10.07	$0.035
Second Quarter	11.85	9.84	0.035
Third Quarter	11.83	10.61	0.04
Fourth Quarter	13.60	11.05	0.04

On January 22, 2015, the Board of Directors approved a quarterly dividend for the first quarter of 2015 of $0.04 per share.  The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures and Series C Preferred Stock as described in Note 12 to the consolidated financial statements that could limit our ability to pay dividends.

Pursuant to the terms of the securities purchase agreement executed in the issuance of the Series C Preferred Stock in connection with the SBLF program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the Series C Preferred Stock.  At December 31, 2014, the Company has paid all required dividends under the purchase agreement when due.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2009 and the closing prices on each of the five years in the period ended

December 31, 2014, with the hypothetical cumulative total return on the Russell 2000 Index and the SNL U.S. Bank NASDAQ Index for the comparable period.

	2009	2010	2011	2012	2013	2014
CoBiz Financial Inc.	$100.00	$128.90	$123.13	$161.11	$261.39	$290.84
SNL U.S. Bank NASDAQ	$100.00	$117.98	$104.68	$124.77	$179.33	$185.73
Russell 2000 Index	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95

The table below summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the quarter ended December 31, 2014:

	Total number	Average price
Period	of shares	paid per share
November 1 - November 30, 2014	320	$11.97

Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”).  Under the 2005 Plan, the Compensation Committee has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options or restricted stock awards; the option price, which shall not be less than 85% the fair market value of the common stock on the date of grant; the vesting requirements; and the manner and times at which the options shall be exercisable. As of December

31, 2014, there were 2,508,115 shares available for grant under the 2005 Plan.  The Company also has an Employee Stock Purchase Plan which had 273,188 shares available for issuance at December 31, 2014.

	Number of	Weighted-	Number of
	securities to be	average	securities remaining
	issued upon	exercise price	available for future
	exercise of	of outstanding	issuance under equity
	outstanding options,	options,	compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	819,755	$9.66	2,781,303

Equity compensation plans not approved by security holders	-	-	-
Total	819,755	$9.66	2,781,303

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated.  Discontinued operations have been reported retrospectively for all periods presented in the following table as discussed in Note 2 to the consolidated financial statements.

	At or for the year ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of income data:
Interest income	$114,317	$106,127	$106,128	$111,264	$115,979
Interest expense	8,429	10,426	12,750	14,863	19,148
Net interest income before provision for loan losses	105,888	95,701	93,378	96,401	96,831
Provision for loan losses	(4,155)	(8,804)	(4,733)	4,002	35,127
Net interest income after provision for loan losses	110,043	104,505	98,111	92,399	61,704
Noninterest income	32,075	30,912	30,559	30,823	29,517
Noninterest expense	97,964	94,628	91,166	95,821	103,345
Income (loss) before taxes	44,154	40,789	37,504	27,401	(12,124)
Provision (benefit) for income taxes	15,147	13,351	13,258	(5,808)	10,158
Net income (loss) before noncontrolling interest	$29,007	$27,438	$24,246	$33,209	$(22,282)
Less: net income attributable to noncontrolling interest	-	-	-	-	(209)
Net income (loss) from continuing operations	29,007	27,438	24,246	33,209	(22,491)
Discontinued operations, net of tax	-	173	324	253	(146)
Net income (loss)	$29,007	$27,611	$24,570	$33,462	$(22,637)

Basic earnings (loss) per common share from continuing operations	$0.70	$0.66	$0.54	$0.75	$(0.72)
Diluted earnings (loss) per common share from continuing operations	$0.70	$0.66	$0.54	$0.75	$(0.72)
Basic earnings per common share from discontinued operations	$-	$-	$0.01	$0.01	$-
Diluted earnings per common share from discontinued operations	$-	$-	$0.01	$0.01	$-
Basic earnings (loss) per common share	$0.70	$0.66	$0.55	$0.76	$(0.72)
Diluted earnings (loss) per common share	$0.70	$0.66	$0.55	$0.76	$(0.72)
Cash dividends declared per common share	$0.15	$0.12	$0.07	$0.04	$0.04
Dividend payout ratio	21.43%	18.18%	12.73%	5.26%	NM

Balance sheet data:
Total assets	$3,062,166	$2,800,691	$2,653,641	$2,423,504	$2,395,088
Total investments	484,621	556,796	571,665	633,308	644,668
Loans	2,405,575	2,084,359	1,926,432	1,637,424	1,643,727
Allowance for loan losses	32,765	37,050	46,866	55,629	65,892
Deposits	2,492,291	2,279,037	2,129,260	1,918,406	1,889,368
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	-	-	20,984	20,984	20,984
Shareholders' equity	308,769	281,085	257,051	220,082	201,738

Key ratios:
Return on average total assets	0.99%	1.02%	0.98%	1.39%	(0.93)%
Pre-tax, pre-provision return on assets (PTPP ROA)(1)	1.41%	1.32%	1.42%	1.53%	1.29%
Return on average shareholders' equity	9.82%	10.29%	10.15%	16.23%	(10.17)%
Average shareholders' equity to average total assets	10.10%	9.93%	9.65%	8.58%	9.15%
Net interest margin	3.91%	3.81%	3.99%	4.23%	4.24%
Efficiency ratio(2)	70.95%	72.49%	72.89%	72.36%	76.20%
Nonperforming assets to total assets	0.49%	0.68%	1.14%	1.89%	2.83%
Nonperforming loans to total loans	0.38%	0.67%	1.02%	1.66%	2.60%
Allowance for loan and credit losses to total loans	1.36%	1.78%	2.43%	3.40%	4.01%
Allowance for loan and credit losses to nonperforming loans	357.89%	265.78%	237.75%	204.38%	154.33%
Net charge-offs to average loans	0.01%	0.05%	0.23%	0.86%	2.62%

(1)

Pre-tax, pre-provision earnings (PTPP) is a non-GAAP measure and is calculated as total revenue less noninterest expense (excluding impairment and valuation losses).  The Company believes that PTPP is a useful financial measure that enables investors and others to assess the Company's ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business. The following is a reconciliation of PTPP earnings to its most comparable GAAP measure.

	At and for the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Net income (loss) - GAAP	$29,007	$27,611	$24,570	$33,462	$(22,637)
Adjusted for:
Taxable equivalent adjustment	3,807	2,760	1,907	1,184	501
Provision (benefit) for income taxes	15,147	13,437	13,429	(5,654)	10,028
Provision for loan and credit losses	(4,155)	(8,804)	(4,768)	3,976	35,033
Net other than temporary impairment losses on securities recognized in earnings	-	-	297	771	451
Loss on securities, other assets and other real estate owned	(2,618)	683	65	3,145	7,977
Pre-tax, pre-provision earnings (A)	$41,188	$35,687	$35,500	$36,884	$31,353
Average assets (B)	$2,925,168	$2,702,211	$2,508,222	$2,403,960	$2,434,002
PTPP ROA ((A)/(B))	1.41%	1.32%	1.42%	1.53%	1.29%

(2)

Efficiency ratio is computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

NM – Not Meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. During 2014, in conjunction with organizational changes and a re-evaluation of its segments, the Company aggregated those segments previously reported as Investment Banking, Wealth Management and Insurance into a new segment titled Fee-Based Lines.  Our operating segments include Commercial Banking and Fee-Based Lines and all disclosures in this report have been conformed to the current presentation.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from Fee-Based Lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (which is defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on our net interest margin by increasing our noninterest income.

We concentrate on developing an organization with personnel, management systems and products that will allow us to compete effectively and position us for growth. Although we strive to minimize costs that do not impact customer service, we continue to invest in systems and business production personnel to strengthen our future growth prospects.

Industry Overview. At the October 2014 Federal Open Market Committee (FOMC) meeting, citing “sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment”, the Federal Reserve Bank ended its long running bond-buying program commonly known as quantitative easing (QE).  At the December 2014 meeting, the FOMC kept the target range for federal funds rate at 0‑25 basis points, noting that labor market conditions “have improved further with solid job gains and a lower unemployment rate”. With regard to the timing of rate increases, the FOMC believes it can act with patience especially if inflation continues to run below the 2% long-run goal, currently aided by lower energy prices.  Should inflation increase more rapidly than expected, the FOMC is prepared to act by raising rate targets sooner than anticipated.  Although new bond purchasing activities were halted, the FRB expects to reinvest proceeds from the current portfolio with the aim of maintaining the portfolio size and letting it shrink only as short-term rates rise.

The actions by the FOMC have compressed net interest income and net interest margins for the banking industry by maintaining low rates on interest-earning assets.  Low interest rates, coupled with a competitive lending environment, continue to prove challenging for the profitability of the banking industry yet relative strength of the economy, employment gains, increased household spending and positive outlook for commercial fixed investment as well as rising rate expectations lean to optimism.

The banking industry continues to be impacted by new legislative and regulatory reform proposals.  In July 2013, the FRB, the FDIC, and the OCC approved the final U.S. version of the Basel III agreement.  Basel III replaces the federal banking agencies’ general risk-based capital rules, includes a narrower definition of capital and requires higher minimum capital levels.  Basel III will be effective for the Company in 2015.  In December 2013, the federal banking agencies also adopted final rules implementing a provision of the Dodd-Frank Act known as the Volcker Rule, a complex regulation that prohibits banks from engaging in proprietary trading and investments in certain asset classes.  Upon initial issuance, a significant unintended consequence emerged, as banks faced impairments on certain investments that were no longer allowed to be held.  While the federal banking agencies issued additional guidance in January 2014 allowing banks to retain certain investments that were originally prohibited by the Volcker Rule, it underscored the complexity of the Volcker Rule and the potential ramifications to the industry.

The national unemployment rate decreased from 6.7% in December 2013 to 5.6% at December 2014.  The unemployment rate has steadily decreased during 2014 and is at the lowest level since October 2008.  The unemployment rate has now fallen below the maximum target level of 6.5% set by the FOMC, supporting the notion higher rate targets are on the near horizon.

Bank failures continued to slow, with 18 in 2014 following 24 in 2013, the lowest levels since 2008.  From 2008 to 2012, 465 banks failed and went into receivership with the FDIC, causing estimated losses of $86.6 billion to the Depository Insurance Fund.  This compares to only 10 bank failures in the years from 2003 to 2007.  The FDIC’s “problem list” stood at 329 at September 30, 2014, down from 515 a year earlier, the lowest level since March 2009 and significantly down from 651 at the end of 2012.

In the third quarter of 2014, FDIC-insured commercial banks reported a combined net income of $39 billion with nearly 63% of all banks making year-over-year improvements.  Industry-wide, net operating revenues grew over the prior year quarter more than any other time since the fourth quarter of 2009.  Additionally, noninterest income grew on a year-over-year basis for the first time in five quarters.  Noninterest income increased on year-over-year basis with over half of reporting institutions participating in the advance.  Provision for loan losses reversed a five year decline by increasing in the third quarter over the prior year quarter and loan charge-offs fell to a seven-year low.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2014, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 19 bank locations, three fee-based businesses and total assets of $3.1 billion.

The Company has a well-capitalized balance sheet that includes common equity, preferred equity and subordinated debentures.  The Company currently has $57.4 million in preferred stock issued to the Treasury in September 2011 through the SBLF program.  The SBLF preferred stock has a fixed rate of 1% until 2016 at which time the rate will increase to 9%.  The Company expects to repay the preferred stock to the Treasury before the rate increases.

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

Certain key metrics of our operating segments at or for the years ended December 31, 2014, 2013 and 2012 are as follows:

			Corporate
			Support
	Commercial	Fee-Based	and
	Banking	Lines	Other	Consolidated
(in thousands, except per share data)	2014
Operating revenue (1)	$119,434	$21,017	$(2,488)	$137,963
Net income (loss)	$32,264	$115	$(3,372)	$29,007
Diluted income (loss) per common share (2)	$0.80	$-	$(0.10)	$0.70

	2013
Operating revenue (1)	$112,431	$18,528	$(4,346)	$126,613
Net income (loss)	$32,134	$(693)	$(3,830)	$27,611
Diluted income (loss) per common share (2)	$0.81	$(0.02)	$(0.13)	$0.66

	2012
Operating revenue (1)	$111,517	$17,685	$(5,265)	$123,937
Net income (loss)	$31,210	$(1,347)	$(5,293)	$24,570
Diluted income (loss) per common share (2)	$0.81	$(0.04)	$(0.22)	$0.55

(1)	Net interest income plus noninterest income.
(2)	The per share impact of preferred stock dividends and earnings allocated to participating securities are included in Corporate Support and Other.

Noted below are some of the significant financial performance measures and operational results for 2014 and 2013:

2014

•

Commercial Banking earnings per share were $0.80 and $0.81 in 2014 and 2013, respectively.  Improved operating revenue was offset by higher noninterest expense and internal overhead allocations.  Decreases in nonperforming assets and classified loans resulted in a negative provision for loan losses of $3.3 million in 2014.

•

Earnings per share on the Fee-Based Lines broke-even in 2014, an improvement of $0.02 per share or $0.8 million in 2014 compared to 2013.  The improvement was due to higher noninterest income, offset in part by higher variable compensation and other operating costs.

•

Corporate Support and Other lost $0.10 per share and $0.13 per share in 2014 and 2013, respectively.  The improvement was attributed to lower interest expense from a 2013 debt retirement and reduced losses on Other Real Estate Owned (OREO) sold.

•	Total assets grew $261.5 million to $3.1 billion during 2014, primarily relating to 15% year-over-year loan growth of $321.2 million offset by a decrease in the investment portfolio.

•

The net interest margin on a tax-equivalent basis expanded 10 basis points to 3.91% driven primarily by lower funding costs.  Net interest income (taxable equivalent) increased $11.2 million to $109.7 million on higher average loan volumes.

•

Average deposits grew $218.2 million in 2014 and the Company maintained a favorable funding mix with noninterest bearing demand deposits comprising 43% of total average deposits.  Overall deposit costs for 2014 fell to 0.17% from 0.22% and 0.32% in 2013 and 2012, respectively.

•

Net income grew 5% to $29.0 million in 2014 compared to $27.6 million in 2013, driven by higher net interest income.  Partially offsetting the increase in net interest income was a decrease in the reversal of excess loan loss reserves in 2014 compared to 2013.  In 2014, the Company recorded a negative provision for loan losses of $4.2 million, compared to a negative provision for loan losses of $8.8 million in 2013.  The earnings benefit from the negative provision for loan losses is not expected to continue long-term.

•	The Company’s total risk-based capital ratio was 15.7% at the end of 2014 and 2013.

2013

•

Commercial Banking earnings per share were $0.81 in both 2013 and 2012.  An improvement in operating revenue and a higher negative loan loss provision in 2013 were mostly offset by higher noninterest expense and higher internal overhead allocations.  A decrease in nonperforming assets and classified loans resulted in a negative provision for loan losses of $7.3 million in 2013.

•

The Fee-Based Lines lost $0.02 on a per share basis in 2013, an improvement from the $0.04 loss per share in 2012.  The improvement was primarily due to higher operating revenue from insurance income and wealth management fees, which were partially offset by a decline in investment banking income.  In addition, severance and contract termination costs of $0.5 million recognized during 2012 on discontinued operations did not impact 2013 results.

•

Corporate Support and Other lost $0.13 per diluted share in 2013, an improvement over the loss of $0.22 in 2012.  The improvement in earnings was due to a reduction in interest expense (as discussed below, the Company redeemed its 9% subordinated notes in 2013) and higher internal management fee allocations.

•

The net interest margin on a tax-equivalent basis declined to 3.81% in 2013 compared to 3.99% in 2012.  Although the net interest margin has declined, net interest income has increased due to growth in the loan portfolio.

•	The Company maintained a favorable funding mix, with total noninterest-bearing demand accounts representing 42.2% of total deposits at December 31, 2013.

•

The Company exceeded the small-business loan growth threshold of 10% required under the SBLF program to achieve the lowest dividend tier on its Series C Preferred Stock.  The dividend rate on the Series C Preferred Stock will be fixed at 1% through the end of 2015.

•

In August 2013, the Company redeemed $21.0 million of 9.0% subordinated notes payable.  This redemption increased the net interest margin by 0.03% during 2013 and will benefit future years by a larger amount.  After redemption, the Company maintained capital levels above the well-capitalized requirement.

•

On July 10, 2013, the Company announced its plans to enter two new markets in Colorado and the formation of a private banking division.  The Company received regulatory approval to open bank locations in Fort Collins and Colorado Springs in September 2013.  The bank locations opened in 2014.  Noninterest expense associated with these initiatives was $1.0 million in 2013.

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see “Segments” discussed below and Note 19 to the consolidated financial statements.

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

Differences between the actual credit outcome of a loan and the risk assessment made by the Company could negatively impact the Company’s earnings by requiring additional provision for loan losses.  As a hypothetical example, if $25.0 million of grade 3, non-classified loans were downgraded as classified at the same historical loss factor of existing classified loans, an additional $2.3 million of provision for loan losses would be required.  Conversely, a $25.0 million decrease in classified loans would result in a $2.3 million reversal of provision for loan losses.

See Note 4 to the consolidated financial statements for further discussion on management’s methodology.

Fair Value

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), as it applies to financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities, such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2014, $464.7 million of total assets, consisting of $459.8 million in available for sale securities and $4.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2013, $543.4 million of total assets, consisting of $535.1 million in available for sale securities and $8.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  The Company has  $6.8 million of single-issuer TPS classified as Level 3.  The fair value of these TPS is determined using broker-dealer quotes and trade data that may not be current.  These TPS are classified as Level 3 due to lack of current market data and their illiquid nature. At December 31, 2014 and 2013,  $10.3 million and $10.4  million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $15.7 million and $22.2 million at December 31, 2014 and 2013, respectively.  For additional information on the fair value of certain financial assets and liabilities see Note 18 to the consolidated financial statements.

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  See Note 11 to the consolidated financial statements for additional information.  A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The Company had total assets of $3.1 billion and total liabilities of $2.8 billion at December 31, 2014 compared to total assets of $2.8 billion and total liabilities of $2.5 billion at December 31, 2013.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2014 and 2013.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small- and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2014, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

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

The Company’s credit approval process is as follows:

•	Internal lending limits for loans extended to a single borrower are established by the Board of Directors of the Bank.
•	Credits equal to the Bank’s internal lending limit require two signatures from either the Chairman of the Bank, CEO of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.
•

Loan authority of officers is approved by the Bank’s Board of Directors, reviewed annually and updated according to the growth of the Bank.  The Board of Directors may designate different approval authorities depending on loan grade, loan type, and whether the loan is a new credit or renewal of credit.

•

The Board of Directors of the Bank designates the approval authority of the corresponding Market’s loan committee.  The presence of two of the following is required for any committee loan approval:  Chairman of the Bank, CEO of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.

•

Loan Officers are permitted within a 12-month period to approve up to $0.2 million in new credit per customer aggregate loan relationship.  In cases where the aggregate credit size exceeds the loan credit officer’s individual authority, the Bank President may approve the additional credit.

Composition of Loan Portfolio.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$977,699	41.2%	$824,453	40.3%	$729,442	38.8%	$568,962	36.0%	$565,145	35.8%
Real estate - mortgage	989,719	41.7%	900,864	44.0%	880,377	46.8%	784,491	49.5%	783,675	49.7%
Construction & land	181,864	7.7%	127,952	6.2%	120,584	6.4%	125,118	7.9%	170,733	10.8%
Consumer	207,955	8.8%	181,056	8.8%	149,638	8.0%	116,676	7.4%	94,607	6.0%
Other	48,338	2.0%	50,034	2.5%	46,391	2.5%	42,177	2.7%	29,567	1.9%
Total loans	$2,405,575	101.4%	$2,084,359	101.8%	$1,926,432	102.5%	$1,637,424	103.5%	$1,643,727	104.2%
Less allowance for loan losses	(32,765)	(1.4)%	(37,050)	(1.8)%	(46,866)	(2.5)%	(55,629)	(3.5)%	(65,892)	(4.2)%
Net loans	$2,372,810	100.0%	$2,047,309	100.0%	$1,879,566	100.0%	$1,581,795	100.0%	$1,577,835	100.0%

Gross loans increased $321.2 million and $157.9 million in 2014 and 2013, respectively. The Commercial loan segment was the primary contributor to loan growth in 2014 and 2013, increasing $153.2 million and $95.0 million, respectively.  Also making a significant contribution to loan growth during 2014 were the Real estate – mortgage and Construction and land segments, increasing $88.9 million and $53.9 million, respectively.

In 2013, growth in the loan portfolio was also driven by increases in the Consumer ($31.4 million) and Real estate- mortgage ($20.5 million) segments.  The growth in the Real estate – mortgage loan segment was driven primarily by an $18.6 million increase in Owner-Occupied loans in 2013.  The Company’s focus on growing its Commercial loan segment in prior years was successful, resulting in the Company achieving the lowest dividend rate available for preferred stock issued under the SBLF program.  Growth in the Consumer loan segment over the past few years is primarily due to the jumbo mortgage product.  Overall growth in the loan portfolio over the past few years is attributed to new lending opportunities the Company has explored, including tax-exempt financing, jumbo mortgage, asset-based lending, SBA loans and an expansion of its healthcare lending practice.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2014, our individual legal lending limit was $52.2 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credit types. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we sell loan participations to outside participants. At December 31, 2014 and 2013, the outstanding balance of loan participations sold by us was $7.5 million and $3.3 million, respectively. At December 31, 2014 and 2013, we had loan participations purchased from other banks totaling $80.0 million and $28.3 million, respectively. We use the same analysis in deciding whether or not to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2014		2013		2012
	Number of	% of loan	Number of	% of loan	Number of	% of loan
Credit Relationships	relationships	portfolio	relationships	portfolio	relationships	portfolio
Greater than $6.0 million	77	29.1%	54	22.7%	49	22.0%
$3.0 million to $6.0 million	112	19.9%	108	22.1%	92	19.7%
$1.0 million to $3.0 million	363	25.1%	345	27.7%	334	29.1%
$0.5 million to $1.0 million	420	12.7%	373	12.9%	352	13.1%
Less than $0.5 million	3,981	13.2%	4,002	14.6%	4,115	16.1%
	4,953	100.0%	4,882	100.0%	4,942	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2014 the Company had loans to lessors of nonresidential buildings in the amount of $342.4 million and loans to lessors of other real estate property in the amount of $278.0 million that exceeded 10% of total loans.  There were no other concentrations in excess of 10% of the Company’s loan portfolio at December 31, 2014.  The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•	Construction, land development and other land loans that represent 100% or more of total risk-based capital; or
•

Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2014 and 2013, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 16 to the consolidated financial statements for additional discussion on our commitments.

Commercial Loans. Commercial loans increased $153.2 million, or 18.6%, from $824.5 million at December 31, 2013 to $977.7 million at December 31, 2014. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2014		2013		2012
		% of		% of		% of
		Commercial		Commercial		Commercial
(in thousands)	Balance	loan portfolio	Balance	loan portfolio	Balance	loan portfolio
Manufacturing	$126,130	12.9%	$105,756	12.8%	$88,333	12.1%
Finance and insurance	80,966	8.4%	77,024	9.4%	77,779	10.7%
Health care	91,969	9.4%	100,078	12.1%	96,561	13.2%
Real estate services	112,913	11.5%	100,230	12.2%	75,487	10.3%
Construction	56,638	5.8%	51,905	6.3%	55,289	7.6%
Wholesale and retail trade	72,345	7.4%	71,094	8.6%	83,156	11.4%
All other	436,738	44.6%	318,366	38.6%	252,837	34.7%
	$977,699	100.0%	$824,453	100.0%	$729,442	100.0%

Real Estate - Mortgage Loans. Real estate mortgage loans increased $88.9 million, or 9.9%, from $900.9 million at December 31, 2013 to $989.7 million at December 31, 2014.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed and floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA 504 loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2014 and 2013, 67% of the Company’s outstanding real estate mortgage loans were in the Colorado market.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2014		2013		2012
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$422,471	42.7%	$452,959	50.3%	$434,384	49.3%
Residential & commercial investor	567,248	57.3%	447,905	49.7%	445,993	50.7%
	$989,719	100.0%	$900,864	100.0%	$880,377	100.0%

Construction and land.  Construction and land increased $53.9 million, or 42.1%, from $128.0 million at December 31, 2013 to $181.9 million at December 31, 2014. We have a portfolio of loans for the acquisition and development of land for residential building projects.  We also finance construction projects involving one- to four-family residences.  We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We typically require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

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

Construction and land loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the construction and land portfolio are generally located in the states of Colorado and Arizona. At December 31, 2014 and 2013, the majority (83% and 72%, respectively) of the Company’s real estate construction loans outstanding were generated in the Colorado market.

Consumer Loans.  Consumer loans increased $26.9 million, or 14.9%, from $181.1 million at December 31, 2013 to $208.0 million at December 31, 2014.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. The Company offers jumbo mortgage loans.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000.  For primary residences, the standard loan-to-value is 75% for loans up to $2.0 million.  The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 55% on loans in excess of $3.0 million. In addition, we generally only finance 3/1, 5/1, and 7/1 adjustable-rate mortgage loans as well as 15 year fixed rate loans.  In addition we broker 15- and 30-year fixed rate conforming mortgages.  Jumbo mortgage loans at December 31, 2014 and 2013, totaled $157.8 million or 76% and $139.6 million or 77%, respectively, of the consumer loan portfolio.

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

	At December 31,
(in thousands)	2014	2013	2012	2011	2010
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$161	$19	$35	$212	$202
Nonaccrual loans:
Commercial	3,317	1,330	3,324	3,105	8,722
Real estate - mortgage	3,416	10,504	10,779	9,295	8,446
Construction and land	135	1,986	4,926	12,097	22,304
Consumer and other	2,126	101	648	2,527	3,060
Total nonaccrual loans	8,994	13,921	19,677	27,024	42,532
Total nonperforming loans	9,155	13,940	19,712	27,236	42,734
OREO and repossessed assets	5,819	5,097	10,577	18,502	25,095
Total nonperforming assets	$14,974	$19,037	$30,289	$45,738	$67,829

Performing renegotiated loans	$27,275	$29,683	$43,321	$20,633	$16,488

Allowance for loan losses	$32,765	$37,050	$46,866	$55,629	$65,892
Allowance for credit losses	-	-	-	35	61
Allowance for loan and credit losses	$32,765	$37,050	$46,866	$55,664	$65,953
Nonperforming assets to total assets	0.49%	0.68%	1.14%	1.89%	2.83%
Nonperforming loans to total loans	0.38%	0.67%	1.02%	1.66%	2.60%
Nonperforming loans and OREO to total loans and OREO	0.62%	0.91%	1.56%	2.76%	4.06%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.36%	1.78%	2.43%	3.40%	4.01%
Allowance for loan and credit losses to nonperforming loans	357.89%	265.78%	237.75%	204.38%	154.33%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2014, 2013 and 2012,  was $0.3 million, $0.6 million and $0.7 million, respectively.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

Nonperforming assets decreased $4.1 million to $14.9 million at December 31, 2014, from $19.0 million at December 31, 2013.  The following table summarizes nonperforming assets by type and market.

	2014					2013
				Total in	NPAs				Total in	NPAs
(in thousands)	Colorado	Arizona	Total	category	as a %	Colorado	Arizona	Total	category	as a %
Commercial	$2,716	$762	$3,478	$977,699	0.36%	$963	$386	$1,349	$824,453	0.16%
Real estate - mortgage	1,003	2,413	3,416	989,719	0.35%	580	9,924	10,504	900,864	1.17%
Construction & land	135	-	135	181,864	0.07%	1,067	919	1,986	127,952	1.55%
Consumer	2,126	-	2,126	207,955	1.02%	101	-	101	181,056	0.06%
Other loans	-	-	-	48,338	-%	-	-	-	50,034	-%
OREO and repossessed assets	5,517	302	5,819	5,819	NA	3,769	1,328	5,097	5,097	NA
Nonperforming assets	$11,497	$3,477	$14,974	$2,411,394	0.62%	$6,480	$12,557	$19,037	$2,089,456	0.91%

All nonaccrual loan categories as well as OREO reflected improvements year-over-year.  Real Estate – mortgage and construction and land loans were the primary contributors to the overall decline in nonperforming loans during 2014.  The Company’s OREO portfolio consists of only five properties, with a Colorado property comprising more than 90% of the overall OREO balance at December 31, 2014.  At December 31, 2013, approximately 34% or $6.5 million and 66% or $12.5 million of nonperforming assets were concentrated in Colorado and Arizona, respectively.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

In addition to the nonperforming assets described above, the Company had 50 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $19.6 million.    A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract. For our protection, management monitors these loans closely. These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance of allowance for loan losses at beginning of period	$37,050	$46,866	$55,629	$65,892	$75,116
Charge-offs:
Commercial	(1,956)	(613)	(1,122)	(4,559)	(8,357)
Real estate - mortgage	(52)	(3,055)	(2,789)	(7,064)	(11,490)
Construction & land	(50)	(796)	(4,002)	(6,753)	(29,258)
Consumer	(453)	(122)	(653)	(309)	(1,079)
Other	(6)	(5)	(34)	(61)	(443)
Total charge-offs	(2,517)	(4,591)	(8,600)	(18,746)	(50,627)
Recoveries:
Commercial	373	1,035	2,021	1,377	2,361
Real estate - mortgage	435	1,099	746	1,472	451
Construction & land	1,519	1,399	1,760	1,348	3,317
Consumer	54	45	43	281	134
Other	6	1	-	3	13
Total recoveries	2,387	3,579	4,570	4,481	6,276
Net charge-offs	(130)	(1,012)	(4,030)	(14,265)	(44,351)
Provision for loan losses charged to operations	(4,155)	(8,804)	(4,733)	4,002	35,127
Balance of allowance for loan losses at end of period	$32,765	$37,050	$46,866	$55,629	$65,892

Balance of allowance for credit losses at beginning of period	$-	$-	$35	$61	$155
Provision for credit losses charged to operations	-	-	(35)	(26)	(94)
Balance of allowance for credit losses at end of period	$-	$-	$-	$35	$61

Total provision for loan and credit losses charged to operations	$(4,155)	$(8,804)	$(4,768)	$3,976	$35,033

Ratio of net charge-offs to average loans	0.01%	0.05%	0.23%	0.86%	2.62%

Average loans outstanding during the period	$2,259,265	$1,991,251	$1,743,473	$1,651,247	$1,693,546

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

The allowance for loan losses consists of three elements: (i) specific reserves determined in accordance with ASC Topic 310 – Receivables based on probable losses on specific loans; (ii) general reserves determined in accordance with guidance in ASC Topic 450 – Contingencies, based on historical loan loss experience adjusted for other qualitative risk factors both internal and external to the Company; and (iii) unallocated reserves, which is intended to capture potential misclassifications in the loan grading system.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly.  The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company’s methodology for estimated the allowance for loan and credit losses, see Note 4 to the consolidated financial statements.

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2014		2013		2012		2011		2010
		Loans in		Loans in		Loans in		Loans in		Loans in
		category		category		category		category		category
		as a %		as a %		as a %		as a %		as a %
		of total		of total		of total		of total		of total
	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross
(in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Commercial	$14,614	40.6%	$14,103	39.6%	$13,448	37.9%	$14,048	34.8%	$17,169	34.4%
Real estate - mortgage	12,463	41.1%	14,919	43.2%	17,832	45.7%	19,889	47.9%	17,677	47.7%
Construction & land	2,316	7.6%	3,346	6.1%	9,893	6.3%	13,759	7.7%	21,234	10.4%
Consumer	2,329	8.7%	2,471	8.7%	3,061	7.8%	4,837	7.1%	3,373	5.8%
Other	488	2.0%	479	2.4%	451	2.3%	551	2.5%	354	1.7%
Unallocated	555	-%	1,732	-%	2,181	-%	2,545	-%	6,085	-%
Off-balance sheet commitments	-	-%	-	-%	-	-%	35	-%	61	-%
Total	$32,765	100.0%	$37,050	100.0%	$46,866	100.0%	$55,664	100.0%	$65,953	100.0%

We believe that any allocation of the allowance into categories creates an appearance of precision that does not exist. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. We believe that the table is a useful device for assessing the adequacy of the allowance as a whole. The allowance is utilized as a single unallocated allowance available for all loans.  As part of the overall allowance, the Company maintains an unallocated portion that is intended to capture the inherent risk that certain loans may be assigned an incorrect loan grade.  The Company determines the level of the unallocated allowance by reference to its migration of historical losses and the percentage of loans identified as incorrectly graded through the loan review process.  In 2014, the balance of the unallocated allowance decreased from $1.7 million in 2013 to $0.6 million due to the reduction in the Company’s historical loss experience.

The Company reversed $4.1 million and $8.8 million in provision for loan losses during the years ended December 31, 2014 and 2013, respectively.  The loan loss provision reversal is consistent with the overall reduction in nonperforming assets, charge-offs, and classified loans.  The Company recorded $2.5 million in gross charge-offs during 2014 compared to $4.6 million in 2013.  Although the Company continues to record charge-offs, the Company’s credit quality outlook remains favorable as reflected in the continuous decline of nonperforming assets since 2010.  The Company’s allowance for loan and credit losses to total loans was 1.36% and 1.78% at December 31, 2014 and 2013, respectively.  The allowance for loan and credit losses to nonperforming loans increased from 265.8% at December 31, 2013, to 357.9% at December 31, 2014.  We believe that our allowance for loan and credit losses is adequate to cover probable incurred loan and credit losses.  However, due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses, it is possible management may determine a need to increase the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer trust preferred securities and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Approximately eighty percent of the corporate debt securities portfolio is investment grade, while the other twenty percent are not rated.  None of the issuing institutions are in default nor have interest payments on the trust preferred securities been deferred.  Our investment strategies are reviewed in meetings of the Asset-Liability Management Committee (ALCO).

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

	At December 31,			2014 vs 2013		2013 vs 2012
				Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Mortgage-backed securities	$283,644	$333,386	$359,406	$(49,742)	(14.9)%	$(26,020)	(7.2)%
U.S. government agencies	-	-	3,020	-	-%	(3,020)	(100.0)%
Trust preferred securities	72,844	95,415	95,240	(22,571)	(23.7)%	175	0.2%
Corporate debt securities	101,210	110,982	105,022	(9,772)	(8.8)%	5,960	5.7%
Municipal securities	15,446	8,616	940	6,830	79.3%	7,676	816.6%
Other investments	11,477	8,397	8,037	3,080	36.7%	360	4.5%
Total	$484,621	$556,796	$571,665	$(72,175)	(13.0)%	$(14,869)	(2.6)%

At December 31, 2014, investments represented 15.83% of total assets compared to 19.88%  at 2013.  Growth in the loan portfolio has allowed the Company to reduce the investment portfolio as a percentage of total assets.  Available for sale securities had a net unrealized gain of $11.6 million at December 31, 2014, a $3.4 million increase from the net unrealized gain of $8.2 million at December 31, 2013.

At December 31, 2014, the Company’s securities in a temporary unrealized loss position of $1.1 million consisted primarily of mortgage-backed, trust preferred and corporate debt securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.

Other investments consist primarily of FHLB stock related to maintaining a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  During 2014, other investments increased $3.1  million due to net purchases of FHLB stock.

The following table sets forth the book value,  maturity and approximate yield of the securities in our investment portfolio at December 31, 2014. Other Investments include stock in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1-5 years		5-10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$-	-%	$1,674	5.29%	$14,872	4.81%	$267,098	2.59%	$283,644	2.72%
Trust preferred securities	-	-%	-	-%	-	-%	72,844	4.26%	72,844	4.26%
Corporate debt securities	23,862	4.83%	59,391	4.25%	17,957	4.81%	-	-%	101,210	4.49%
Municipal securities	596	2.62%	3,443	5.00%	10,820	4.50%	587	4.92%	15,446	4.55%
Other investments	-	-%	-	-%	-	-%	2,172	2.61%	11,477	4.74%
Total	$24,458	4.78%	$64,508	4.31%	$43,649	4.73%	$342,701	2.95%	$484,621	3.43%

(1)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2014 does not include any single issuer for which the aggregate carrying amount exceeds 10% of shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,			2014 vs 2013		2013 vs 2012
				Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Intangible assets, net	$2,526	$2,798	$3,573	$(272)	(9.7)%	$(775)	(21.7)%
Bank-owned life insurance	48,040	43,768	42,473	4,272	9.8%	1,295	3.0%
Premises and equipment, net	7,250	6,034	7,091	1,216	20.2%	(1,057)	(14.9)%
Accrued interest receivable	9,617	8,770	8,354	847	9.7%	416	5.0%
Deferred income taxes, net	20,008	26,506	31,561	(6,498)	(24.5)%	(5,055)	(16.0)%
Other real estate owned	5,819	5,097	10,577	722	14.2%	(5,480)	(51.8)%
Other	19,910	27,585	32,888	(7,675)	(27.8)%	(5,303)	(16.1)%
Total	$113,170	$120,558	$136,517	$(7,388)	(6.1)%	$(15,959)	(11.7)%

Intangible Assets.  Intangible assets primarily represent client relationship lists. In 2014, the Company purchased a $0.3 million insurance book of business.  During 2013, intangible assets were reduced by $0.1 million due to a decrease in the amount of contingent consideration owed under an earnout arrangement.  The Company recognized $0.6 million and $0.7 million of intangible asset amortization from continuing operations during the years ended December 31, 2014 and 2013, respectively.

Bank-Owned Life Insurance (BOLI).  BOLI increased $4.3 million during 2014 to $48.0 million at December 31, 2014, compared to $43.8 million at the end of 2013.  The increase during 2014 is due to the purchase of additional policy purchases of $3.3 million and growth in the cash surrender value of $1.3 million, offset by claims of $0.3 million.  The increase during 2013 relates solely to changes in the cash surrender value of the underlying policies.

Deferred Income Taxes, net. The decrease in net deferred income tax assets during 2014 and 2013 was driven primarily by the tax effect of the reduction of the allowance for loan losses of $4.3 million and $9.8 million, respectively.  Also contributing to the overall decline in deferred income taxes during 2014, was the tax effect of $3.7 million in settlement of stock and deferred compensation obligation.  See Note 11 to the consolidated financial statements for additional discussion of income taxes and deferred tax items.

Other Real Estate Owned.  OREO increased during the year ended December 31, 2014, to $5.8 million from $5.1 million a year earlier.  Additions to OREO of $5.0 million in 2014 were offset by sales totaling $4.3 million, resulting in a $0.7 million increase to OREO.  At December 31, 2104, the Company held five properties, with one Colorado property comprising over 90% of the total OREO balance.

During 2013, the Company foreclosed on $0.4 million in new properties, sold $5.2 million and recognized valuation adjustments and net losses on sale of $0.7 million.  At December 31, 2013, OREO was comprised of eight properties with an average carrying value of $0.2 million excluding the largest property with a value of $3.3 million located in Colorado.  An additional valuation adjustment of $2.1 million was recorded during 2013 reducing the carrying value of the largest Colorado property.  Approximately 74% of OREO were located in Colorado and 26% in Arizona at December 31, 2013.

Other Assets.  Other assets decreased $7.7 million during 2014 to $19.9 million at December 31, 2014.  The decline in other assets is primarily attributable to a $4.5 million decrease in accounts receivable relating to called securities in the process of settlement and a $2.9 million decrease in the fair market value of derivative assets.

The 2013 decline related primarily to repayment by the FDIC of the Company’s prepaid assessment ($1.0 million); a release of restricted cash held with a correspondent bank ($4.5 million); decreases in the fair market value of derivative assets ($1.6 million); and decreases in fees receivable ($2.1 million).  Offsetting reductions was an increase in accounts receivable relating to called securities in the process of settlement ($4.5 million).

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking accounts, and individual retirement accounts. In the first quarter of 2014, the Company had an initiative to move customer balances out of securities sold under agreement to purchase (Customer Repurchases) and into other deposit products.  Deposit growth during 2014 was generated primarily from demand deposits, with average interest-bearing demand contributing $112.7 million or 51.6% of the overall $218.2 million increase in average deposit balances.  Average noninterest-bearing deposits increased $114.7 million from $879.0 million at December 31, 2013 compared to $993.7 million at December 31, 2014.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented over 43% of total deposits at December 31, 2013.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.  At the end of 2012, Dodd-Frank unlimited insurance for noninterest-bearing transaction accounts expired.  As a result, funds held in noninterest-bearing deposit accounts no longer receive unlimited deposit insurance coverage by the FDIC.  All depositors’ accounts, including all non-interest bearing transaction accounts will be insured by the standard maximum deposit insurance amount of $250,000.  In response to the expiration of the unlimited FDIC insurance, the Company began offering a new deposit product in 2013 similar to CDARS, discussed below.  This new product will provide a way for customers to obtain full FDIC coverage on transaction accounts through a reciprocal deposit network.

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

	For the year ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		average		average		average
	Average	interest	Average	interest	Average	interest
(in thousands)	balance	rate %	balance	rate %	balance	rate %
Money market	$610,525	0.32%	$595,922	0.41%	$565,513	0.56%
Interest-bearing demand	488,255	0.18%	375,581	0.23%	334,986	0.34%
Savings	15,140	0.07%	13,349	0.06%	11,185	0.10%
Certificates of deposit	229,511	0.44%	255,073	0.51%	284,912	0.65%
Total interest-bearing deposits	1,343,431	0.29%	1,239,925	0.37%	1,196,596	0.51%
Noninterest-bearing demand accounts	993,685	-%	878,985	-%	759,162	-%
Total deposits	$2,337,116	0.17%	$2,118,910	0.22%	$1,955,758	0.32%

Maturities of CDs of $100,000 and more at December 31, 2014, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$75,863
Over three months through six months	44,993
Over six months through 12 months	48,985
Over 12 months	13,964
Total	$183,805

Deposits overall increased $213.3 million or 9.4% and $149.8 million or 7.0% to $2.5 billion and $2.3 million at December 31, 2014 and 2013, respectively.  CDs decreased $34.3 million or 14.0% and $15.1 million or 5.8% to $211.0 million and $245.3 million at December 31, 2013 and 2012, respectively.  The Company has intentionally priced CDs out of its portfolio due to our excess liquidity and the high cost of these deposits.  Demand deposits were the primary drivers of the overall deposit growth during 2014 and 2013.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase which generally mature within 90 days or less, and a line of credit with the FHLB typically used as an overnight borrowing source.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2014, 2013 and 2012. See the Liquidity and Capital Resources section below and Note 8 to the consolidated financial statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2014	2013	2012
Federal funds purchased
Balance at end of period	$-	$-	$-
Average balance outstanding for the period	9,290	10,249	3,609
Maximum amount outstanding at any month end during the period	96,044	85,287	25,236
Weighted average interest rate for the period	0.40%	0.47%	0.35%
Weighted average interest rate at period end	-%	-%	-%
FHLB overnight advances
Balance at end of period	$112,469	$-	$-
Average balance outstanding for the period	104,213	33,211	35,826
Maximum amount outstanding at any month end during the period	260,000	91,000	114,086
Weighted average interest rate for the period	0.24%	0.19%	0.31%
Weighted average interest rate at period end	0.25%	-%	-%
Securities sold under agreements to repurchase
Balance at end of period	$49,976	$138,494	$127,887
Average balance outstanding for the period	83,543	154,502	138,948
Maximum amount outstanding at any month end during the period	115,309	178,703	154,106
Weighted average interest rate for the period	0.18%	0.22%	0.31%
Weighted average interest rate at period end	0.08%	0.22%	0.25%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2014, 2013 and 2012.  The Company uses Customer Repurchases as a way to enhance our customers' interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.  Due to a concerted effort by the Company to transition clients out of Customer Repurchases and into other deposit products, Customer Repurchases declined substantially in 2014.  Reducing Customer Repurchases has allowed the Company to reduce the investment portfolio and support growth in the loan portfolio.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2014	$104,534	$79,615	$92,429	$58,007
2013	144,737	149,203	160,514	163,284
2012	131,072	125,525	151,222	147,773

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2014	$89,521	$74,565	$76,041	$49,976
2013	124,882	133,402	164,188	138,494
2012	118,499	127,144	124,836	127,887

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2014	$115,309	$81,700	$112,371	$61,803
2013	141,140	159,512	167,712	178,703
2012	137,124	135,452	154,106	147,531

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2014	2013
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

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

	For the year ended December 31,			2014 vs 2013		2013 vs 2012
				Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
INCOME STATEMENT DATA
Interest income	$114,317	$106,127	$106,128	$8,190	7.7%	$(1)	(0.0)%
Interest expense	8,429	10,426	12,750	(1,997)	(19.2)%	(2,324)	(18.2)%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	105,888	95,701	93,378	10,187	10.6%	2,323	2.5%
Provision for loan losses	(4,155)	(8,804)	(4,733)	4,649	52.8%	(4,071)	(86.0)%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	110,043	104,505	98,111	5,538	5.3%	6,394	6.5%
Noninterest income	32,075	30,912	30,559	1,163	3.8%	353	1.2%
Noninterest expense	97,964	94,628	91,166	3,336	3.5%	3,462	3.8%
INCOME BEFORE INCOME TAXES	44,154	40,789	37,504	3,365	8.2%	3,285	8.8%
Provision for income taxes	15,147	13,351	13,258	1,796	13.5%	93	0.7%
NET INCOME FROM CONTINUING OPERATIONS	29,007	27,438	24,246	1,569	5.7%	3,192	13.2%
Income from discontinued operations, net of tax	-	173	324	(173)	(100.0)%	(151)	(46.6)%
NET INCOME	$29,007	$27,611	$24,570	$1,396	5.1%	$3,041	12.4%

Earnings per common share:
Basic - from continuing operations	$0.70	$0.66	$0.54
Diluted - from continuing operations	$0.70	$0.66	$0.54
Basic - from discontinued operations	$-	$-	$0.01
Diluted - from discontinued operations	$-	$-	$0.01
Basic	$0.70	$0.66	$0.55
Diluted	$0.70	$0.66	$0.55
Cash dividends declared per common share	$0.15	$0.12	$0.07

Earnings Performance. Net income for the year ended December 31, 2014 increased 5.1% to $29.0 million from $27.6 million a year earlier.  Return on average total assets decreased to 0.99% for 2014 compared to 1.02% a year earlier.  Return on average shareholders’ equity also declined for 2014 to 9.82% from 10.29% in 2013.  Growth in both average assets and average equity outpaced growth in net income resulting in declines in both return measures.  The benefit of higher net interest income in 2014 relative to 2013 was muted by a decline in the level of loan loss provision reversals.  The persistent low-rate environment continued to limit the impact of net interest income growth despite quality growth in the underlying loan portfolio.

Net income for the year ended December 31, 2013 increased $3.0 million to $27.6 million from $24.6 million a year earlier.  Return on average total assets increased to 1.02% for the year ended December 31, 2013 compared to 0.98% a year earlier.  Return on average shareholders’ equity improved to 10.29% for the year ended December 31, 2013 from 10.15% from the prior year.  The earnings performance improvement during 2013 was due to a negative provision for loan losses and an increase in net interest income partially offset by an increase in noninterest expense.  The overall increase in net interest income was the result of a decline in interest expense resulting from the proactive management of interest-bearing liability costs, including the redemption of $21.0 million of the Company’s 9% Subordinated Notes Payable (Notes) during the third quarter of 2013.

Earnings per common share on a diluted basis (from continuing operations) for the year ended December 31, 2014, 2013 and 2012, was $0.70, $0.66, and $0.54, respectively.

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

	For the year ended December 31,
	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
(in thousands)	balance	or paid	cost (3)	balance	or paid	cost (3)	balance	or paid	cost (3)
Assets
Federal funds sold and other	$20,518	$102	0.50%	$26,150	$117	0.45%	$31,575	$114	0.36%
Investment securities (1)	522,822	15,742	3.01%	567,256	16,963	2.99%	614,468	19,540	3.18%
Loans (1)(2)	2,259,265	102,281	4.53%	1,991,251	91,807	4.61%	1,743,473	88,381	5.07%
Total interest earning-assets	$2,802,605	$118,125	4.21%	$2,584,657	$108,887	4.21%	$2,389,516	$108,035	4.52%

Noninterest-earning assets	122,563			117,554			118,706
Total assets	$2,925,168			$2,702,211			$2,508,222

Liabilities and Shareholders' Equity
Deposits
Money market	$610,525	$1,954	0.32%	$595,922	$2,434	0.41%	$565,513	$3,152	0.56%
Interest-bearing demand and NOW	488,255	886	0.18%	375,581	862	0.23%	334,986	1,153	0.34%
Savings	15,140	10	0.07%	13,349	8	0.06%	11,185	11	0.10%
Certificates of deposit
Reciprocal	69,465	222	0.32%	89,051	349	0.39%	90,113	446	0.49%
Under $100	25,888	110	0.42%	28,901	144	0.50%	31,594	199	0.63%
$100 and over	134,158	685	0.51%	137,121	819	0.60%	163,205	1,200	0.74%
Total interest-bearing deposits	$1,343,431	$3,867	0.29%	$1,239,925	$4,616	0.37%	$1,196,596	$6,161	0.51%
Other borrowings
Securities sold under agreements to repurchase	83,543	154	0.18%	154,502	337	0.22%	138,948	425	0.31%
Other short-term borrowings	113,504	286	0.25%	43,460	113	0.26%	39,435	123	0.31%
Long-term debt	72,166	4,122	5.71%	85,216	5,360	6.29%	93,150	6,041	6.49%
Total interest-bearing liabilities	$1,612,644	$8,429	0.52%	$1,523,103	$10,426	0.68%	$1,468,129	$12,750	0.87%
Noninterest-bearing demand accounts	993,685			878,985			759,162
Total deposits and interest-bearing liabilities	2,606,329			2,402,088			2,227,291
Other noninterest-bearing liabilities	23,362			31,781			38,827
Total liabilities	2,629,691			2,433,869			2,266,118
Total equity	295,477			268,342			242,104
Total liabilities and equity	$2,925,168			$2,702,211			$2,508,222
Net interest income - taxable equivalent		$109,696			$98,461			$95,285
Net interest spread			3.69%			3.53%			3.65%
Net interest margin			3.91%			3.81%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	173.79%			169.70%			162.76%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	2014 vs 2013			2013 vs 2012
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(25)	$10	$(15)	$(20)	$23	$3
Investment securities (1)	(1,329)	108	(1,221)	(1,501)	(1,076)	(2,577)
Loans (1)(2)	12,357	(1,883)	10,474	12,560	(9,134)	3,426
Total interest-earning assets	$11,003	$(1,765)	$9,238	$11,039	$(10,187)	$852

Interest-bearing liabilities
Money market deposits	$60	$(540)	$(480)	$169	$(887)	$(718)
Interest-bearing demand and NOW	259	(235)	24	140	(431)	(291)
Savings deposits	1	1	2	2	(5)	(3)
Certificates of deposit	(109)	(186)	(295)	(214)	(319)	(533)
Other borrowings
Securities sold under agreements to repurchase	(155)	(28)	(183)	48	(136)	(88)
Other short-term borrowings	182	(9)	173	13	(23)	(10)
Long-term debt	(821)	(417)	(1,238)	(515)	(166)	(681)
Total interest-bearing liabilities	$(583)	$(1,414)	$(1,997)	$(357)	$(1,967)	$(2,324)
Net increase (decrease) in net interest income - taxable equivalent	$11,586	$(351)	$11,235	$11,396	$(8,220)	$3,176

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Average interest-earning assets increased $217.9 million to $2.80 billion at December 31, 2014, driven by the loan portfolio, which grew average balances by 13.5% during 2014.  Investment securities as a percentage of average earnings assets declined for the fourth consecutive year to 18.7% from 27.0% in 2011, the result of a growing loan portfolio and reduction in collateralized Customer Repurchases.  Taxable-equivalent interest income grew $9.2 million due to the growth in interest earning assets.  The yield on earning assets was flat year-over-year due to an improvement in the mix of earning assets, offset by a decline in loan yields.

Average interest-bearing liabilities increased $89.5 million during 2014 to $1.61 billion.  The increase related to higher levels of interest-bearing demand deposits and short-term borrowings, offset by a decline in Customer Repurchases. The average cost of liabilities continued to fall in 2014, reaching 0.52% compared to 0.68% and 0.87% in 2013 and 2012, respectively.  The decrease in the yield on interest-bearing liabilities relates primarily to decreased rates on our money market products and the redemption of $21.0 million in 9.0% Notes in 2013.

Average interest-earning assets increased $195.1 million to $2.58 billion during 2013.  Declines in federal funds sold and other and investment securities of $5.4 million and $47.2 million, respectively, partially funded strong loan growth of $247.8 million during 2013.  However, interest income remained consistent to the prior year as the volume increase in earning assets was offset by a 31 basis point decrease in yield.

Average interest-earning liabilities increased $55.0 million during the year ended December 31, 2013 while related cost decreased 19 basis points.  The Company benefited from a change in the Company’s deposit composition during 2013.  The composition of interest-bearing deposits changed significantly during the year, shifting towards lower cost deposit categories from higher cost certificates of deposit.  The average cost of interest-bearing liabilities also benefited from the $21.0 million redemption of the Company’s 9% Notes.

In February 2009, the Company executed a series of interest-rate swap transactions designated as cash flow hedges that were effective for interest payments beginning in 2010.  The intent of the transactions was to fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  During 2014, 2013 and 2012, the weighted average interest rate paid (fixed rate) was 5.73%.  The remaining contractual maturities of the swaps vary between 1 and 10 years.  Select critical terms of the cash flow hedges are as follows:

	Notional	Fixed	Termination
(in thousands)	Amount	Rate	Date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	6.04%	March 17, 2015	(1)
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

(1)	Effective March 17, 2015, the maturing hedge will be replaced by a 4.99% fixed rate hedge maturing March 17, 2022.

Provision and Allowance for Loan and Credit Losses.  The following table presents provision for loan and credit losses for the years ended December 31, 2014, 2013 and 2012.

	For the year ended December 31,
(in thousands)	2014	2013	2012
Provision for loan losses	$(4,155)	$(8,804)	$(4,733)
Provision for credit losses (included in other expenses)	-	-	(35)
Total provision for loan and credit losses	$(4,155)	$(8,804)	$(4,768)

The Company recorded loan loss provision reversals of $4.2 million, $8.8 million and $4.7 million during 2014, 2013 and 2012, respectively, consistent with overall credit quality improvement as reflected by lower nonperforming asset and classified loan levels.  Classified loans were $36.9 million at December 31, 2014, having declined $9.5 million, $34.7 million and $48.2 million in each annual period since the end of 2011.  In addition, loans individually evaluated for impairment declined $9.4 million and $20.8 million in 2014 and 2013, respectively.  The decline in loans individually evaluated for impairment resulted in a $1.5 million and $6.4 million decrease in the allowance for loan losses in 2014 and 2013, respectively.

Nonperforming loans to total loans were 0.38%, 0.67%  and 1.02% at December 31, 2014, 2013 and 2012, respectively.   At December 31, 2014, the allowance for loan and credit losses was $32.8 million or 357.9% of nonperforming loans compared to $37.1 million or 265.8% of nonperforming loans at December 31, 2013.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2014, 2013, and 2012.

	For the year ended December 31,			2014 vs 2013		2013 vs 2012
NONINTEREST INCOME				Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Deposit service charges	$5,598	$5,315	$4,903	$283	5.3%	$412	8.4%
Investment advisory income	5,736	5,077	4,203	659	13.0%	874	20.8%
Insurance income	11,150	11,199	9,680	(49)	(0.4)%	1,519	15.7%
Investment banking income	4,166	2,302	3,833	1,864	81.0%	(1,531)	(39.9)%
Other income	5,425	7,019	7,940	(1,594)	(22.7)%	(921)	(11.6)%
Total noninterest income	$32,075	$30,912	$30,559	$1,163	3.8%	$353	1.2%

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

Investment Advisory Income.  Investment advisory income increased $0.7 million or 13.0% to $5.7 million for the year ended December 31, 2014.  In the prior year ended December 31, 2013, advisory income increased $0.9 million or 20.8% to $5.1 million compared to 2012.  Revenues from this source are generally a function of the value of AUM.  Discretionary assets under management at December 31, 2014 and 2013 were $859.2 million and $811.6 million, respectively, with 2014 average AUM $844.0 million increasing 8.2% over the $779.7 million 2013 average.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C. Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  For the years ended December 31, 2014, 2013, and 2012, revenue earned from the insurance segment was composed of the following:

	2014	2013	2012
Benefits consulting	53.1%	48.9%	47.0%
Property and casualty	46.9%	51.1%	53.0%

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

Investment banking revenue increased by $1.9 million during 2014 to $4.2 million as a result of a higher volume of closed deals.  Deal size and volume can improve or decline significantly depending on the relative appeal of current valuations to buyers and sellers and economic conditions and outlook.

During the year ended December 31, 2013, investment banking income decreased 40% to $2.3 million on lower deal volume and size compared to 2012 closed transactions.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, loan & commitment fees, merchant & bankcard fees, customer swap fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income decreased $1.6 million to $5.4 million during the year ended December 31, 2014.  Similar to the trend in 2013, the decline is attributed to lower income from equity method investments and customer interest-rate swaps, offset by increases in BOLI income and foreign exchange service fee income.

Other income decreased $0.9 million to $7.0 million during the year ended December 31, 2013 compared to 2012.  The decrease is due to a decline in income from equity method investments and customer interest-rate swaps.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2014, 2013, and 2012.

	For the year ended December 31,			2014 vs 2013		2013 vs 2012
NONINTEREST EXPENSES				Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Salaries and employee benefits	$65,948	$61,801	$57,995	$4,147	6.7%	$3,806	6.6%
Stock-based compensation expense	3,141	2,739	1,940	402	14.7%	799	41.2%
Occupancy expenses, premises and equipment	13,369	13,262	13,471	107	0.8%	(209)	(1.6)%
Amortization of intangibles	597	662	724	(65)	(9.8)%	(62)	(8.6)%
FDIC and other assessments	1,737	1,690	1,782	47	2.8%	(92)	(5.2)%
Other real estate owned and loan workout costs	1,066	715	2,326	351	49.1%	(1,611)	(69.3)%
Net other than temporary impairment losses on securities recognized in earnings	-	-	297	-	-%	(297)	(100.0)%
(Gain) loss on securities, other assets and other real estate owned	(2,618)	683	65	(3,301)	(483.3)%	618	950.8%
Other	14,724	13,076	12,566	1,648	12.6%	510	4.1%
Total noninterest expenses	$97,964	$94,628	$91,166	$3,336	3.5%	$3,462	3.8%

Our efficiency ratio on a taxable equivalent basis was 71.0% for the year ended December 31, 2014, compared to 72.5% and 72.9% for 2013 and 2012, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  During 2014, the Company was able to successfully grow its interest-earning assets and effectively manage the cost of its interest-bearing liabilities, largely offsetting pressure from the low interest-rate environment.  The Company maintains its goal of reducing the efficiency ratio over the next few years and is committed to exploring cost-reduction strategies, although the low rate environment will continue to be a headwind.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, increased $4.1 million or 6.7% during the year ended December 31, 2014.  The increase is the result of annual cost of living and merit increases effective in the second quarter of 2014 coupled with the full-year effect of 2013 staff additions from the new bank locations.  Additionally, variable incentive compensation from the Fee-Based Lines was higher in 2014 due to the increase in investment banking income.

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

The Company’s full-time equivalent employee base at the end of 2014 was 534 compared to 513 in 2013.

Share-Based Compensation. ASC Topic 718 requires recognition of compensation costs associated with the grant-date fair value of awards issued.  The Company uses share-based compensation to retain existing employees, recruit new employees and is considered an important part of overall compensation.  The Company expects to continue using share-based compensation in the future.  Costs associated with the plan are influenced by the number of participants in the stock bonus pool and the proportion of incentive compensation paid in cash versus stock.

Occupancy Costs.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs were slightly higher in 2014, increasing less than 1%.  Costs decreased 1.6% or $0.2 million for the year ended December 31, 2013.

Amortization of Intangibles.  Amortization of intangible assets has declined over the past three years as amortization on certain assets has ended, offset in part by amortization of newly acquired intangibles.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments were stable in 2014 and 2013.

Other Real Estate Owned and Loan Workout Costs. Carrying costs and workout expenses of nonperforming loans and OREO increased $0.4 million in 2014 compared to 2013.  Costs had decreased $1.6 million in 2013 compared to 2012.  These costs are related to the level of nonperforming assets and while costs increased in 2014 due to a single large project, the Company has seen a general decline in workout costs over recent years.

(Gain) Loss on Securities, Other Assets and Other Real Estate Owned. The Company recognized gains on securities, other assets and OREO of $2.6 million during 2014, and losses of $0.7 million and $0.1 million for 2013 and 2012, respectively.  The loss on securities, other assets and real estate owned were comprised of the following:

	(Gain) loss for the year ended December 31,			Increase (decrease)
(in thousands)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Available for sale securities	$(1,154)	$(439)	$(1,079)	$(715)	$640
Loans held for sale	-	-	57	-	(57)
OREO and repossessed assets	(1,459)	708	1,403	(2,167)	(695)
Other	(5)	414	(316)	(419)	730
	$(2,618)	$683	$65	$(3,301)	$618

Net gains on securities for the years presented were primarily from securities called/redeemed, as issuers of higher yielding trust preferred securities called those issuances that lost favorable regulatory capital treatment under Basel III.

In 2014, net gains on OREO and repossessed assets of $1.5 million were related to the sale of several properties.  The Company does not expect to recognize gains of this magnitude in the future, as the number of properties in the OREO portfolio has significantly declined.  In 2013, the Company recorded a $2.1 million valuation adjustment on the single, largest property located in Colorado.  Offsetting this loss were gains on OREO sales during 2013.

Other Operating Expenses. Other operating expenses increased $1.6 million or 12.6% for the year ended December 31, 2014, due primarily to higher marketing ($0.3 million), contract and professional service costs ($0.7 million) and negotiated settlements ($0.6 million).  Other operating expenses increased $0.5 million or 4.1% during the year ended December 31, 2013, due to higher marketing and professional service expenses.

Federal Income Taxes. The effective tax rate was 34.3%, 32.7% and 35.3% for 2014, 2013 and 2012, respectively.  In 2013, the Company made return-to-provision adjustments and derecognized estimated penalties and interest related to uncertain tax positions settled during the year, reducing tax expense by $0.5 million in 2013.  Overall, an increase in tax-exempt income on loans and municipal investments has reduced the effective tax rate since 2012.

Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income are the primary activities impacting the effective tax rate in each year.

Segment Results

The Company historically reported five segments: Commercial Banking, Investment Banking, Wealth Management, Insurance and Corporate Support.  Beginning in the first quarter of 2014, the Company realigned into three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  All

prior period disclosures have been conformed to the new presentation.  See Note 19 to the Consolidated Financial Statements for additional discussion regarding segments and the segment realignment.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead is generally not impacted by the Fee-Based Lines, but is most affected by the operations of the Bank.  While the Company allocates a portion of the costs related to shared resources to the Fee-Based Lines, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment. A description of each segment is provided in Note 19 to the consolidated financial statements. Certain financial metrics of each operating segment are presented below.

Commercial Banking.

	Commercial Banking			2014 vs 2013		2013 vs 2012
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Income Statement
Net interest income	$109,494	$100,524	$98,871	$8,970	8.9%	$1,653	1.7%
Provision for loan losses	(3,346)	(7,330)	(3,546)	3,984	54.4%	(3,784)	(106.7)%
Noninterest income	9,940	11,907	12,646	(1,967)	(16.5)%	(739)	(5.8)%
Noninterest expense	35,602	35,265	32,964	337	1.0%	2,301	7.0%
Provision for income taxes	30,926	30,049	30,284	877	2.9%	(235)	(0.8)%
Net income before management fees and overhead allocations	56,252	54,447	51,815	1,805	3.3%	2,632	5.1%
Management fees and overhead allocations, net of tax	23,988	22,313	20,605	1,675	7.5%	1,708	8.3%
Net income	$32,264	$32,134	$31,210	$130	0.4%	$924	3.0%

The Commercial Banking segment reported net income of $32.3 million and $32.1 million during 2014 and 2013, respectively.  Net interest income increased $9.0 million on higher average loans, which grew 13% during 2014, and lower interest expense.  The average yield on interest-earning assets was stable year-over-year, while deposit and funding related interest expense fell 16 basis points.  The improvement in net interest income was offset by a reduction in the negative provision release and lower noninterest income from equity method investments.

Interest income was flat in 2013 compared to 2012 due to the persistent low interest rate environment despite a 14% increase in average loans. The yield on interest-earning assets fell 30 basis points while the cost of interest-bearing liabilities fell 19 basis points during 2013.  The segment benefited from a $7.3 million loan loss provision reversal in 2013, compared to a reversal of $3.5 million in 2012.  Noninterest expense increased $2.3 million for the year ended December 31, 2013 compared to 2012 as a result of higher salary and benefits expense.  Salary increased due to merit increases in 2013 and higher bonuses resulting from the improved financial performance.

Fee-Based Lines.

	Fee-Based Lines			2014 vs 2013		2013 vs 2012
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Income Statement
Net interest income	$(35)	$(50)	$(31)	$15	30.0%	$(19)	(61.3)%
Noninterest income	21,052	18,578	17,716	2,474	13.3%	862	4.9%
Noninterest expense	18,968	18,224	18,508	744	4.1%	(284)	(1.5)%
Provision (benefit) for income taxes	819	211	(331)	608	288.2%	542	163.7%
Net income (loss) before management fees and overhead allocations	1,230	93	(492)	1,137	1,222.6%	585	118.9%
Income from discontinued operations	-	173	324	(173)	(100.0)%	(151)	(46.6)%
Management fees and overhead allocations, net of tax	1,115	959	1,179	156	16.3%	(220)	(18.7)%
Net income (loss)	$115	$(693)	$(1,347)	$808	116.6%	$654	48.6%

During 2014, net income for the segment improved $0.8 million over 2013.  Noninterest income increased due to higher investment banking fees of $1.9 million and a $0.7 million increase in investment advisory fees.  AUM has continued to grow, increasing to $859.2 million at December 31, 2014, compared to $811.6 million at the end of 2013.  Insurance revenue for the segment was down slightly for the year.  Noninterest expense in the segment is predominately salary- and benefits- related.  A large part of salary expense is variable and directly related to revenue.  Accordingly, compensation costs increased noninterest expense in 2014 due to higher revenue.

For the year ended December 31, 2013, the segment recorded a net loss of $0.7 million, an improvement of $0.7 million compared to 2012.  Noninterest income improved by $0.9 million and was driven by increased insurance revenue of $1.5 million compared to 2012 and higher investment advisory fees due to an increase in AUM.  Investment banking fees declined 40% in 2013 as a result of fewer and smaller deal closings than in 2012.

Corporate Support and Other.

	Corporate Support and Other			2014 vs 2013		2013 vs 2012
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Income Statement
Net interest income	$(3,571)	$(4,773)	$(5,462)	$1,202	25.2%	$689	12.6%
Provision for loan losses	(809)	(1,474)	(1,187)	665	45.1%	(287)	(24.2)%
Noninterest income	1,083	427	197	656	153.6%	230	116.8%
Noninterest expense	43,394	41,139	39,694	2,255	5.5%	1,445	3.6%
Benefit for income taxes	(16,598)	(16,909)	(16,695)	311	1.8%	(214)	(1.3)%
Net loss before management fees and overhead allocations	(28,475)	(27,102)	(27,077)	(1,373)	(5.1)%	(25)	(0.1)%
Management fees and overhead allocations, net of tax	(25,103)	(23,272)	(21,784)	(1,831)	(7.9)%	(1,488)	(6.8)%
Net income (loss)	$(3,372)	$(3,830)	$(5,293)	$458	12.0%	$1,463	27.6%

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

For the year ended December 31, 2014, the segment reported a net loss of $3.4 million, an improvement of $0.5 million from the prior year.  Net interest expense for 2014 decreased as the Company redeemed all

$21.0 million of its 9% fixed-rate subordinated notes payable in the third quarter of 2013.  Noninterest income for 2014 relates to income earned from equity method investments held at the parent company.  Noninterest expense increase is primarily compensation related.

For the year ended December 31, 2013, the segment reported a $3.8 million net loss, an improvement of $1.5 million from the prior year.  The primary component of net interest income (expense) for the segment during  2013 was interest expense related to the Company’s long-term debt (see Note 9 to the consolidated financial statements).  The segment benefited from the $21.0 million redemption of the Company’s 9% interest-bearing Notes during the third quarter of 2013, which reduced interest expense.  During the year ended December 31, 2013, noninterest expenses increased $1.4 million primarily due to higher salaries and benefits resulting from merit increases and increases in variable compensation.

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

Liquidity management is the process by which the Company manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. The objective of liquidity management is to ensure the Company has the ability to satisfy the cash flow requirements of depositors and borrowers and to allow us to sustain our operations.  These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, debt payments, expenses of our operations and capital expenditures.  Liquidity is monitored and closely managed by ALCO, a group of senior officers from the lending, deposit gathering, finance and treasury areas.  ALCO’s primary responsibilities are to ensure the necessary level of funds are available for normal operations as well as maintain a contingency funding policy to ensure that liquidity stress events are quickly identified and management plans are in place to respond.  This is accomplished through the use of policies which establish limits and require measurements to monitor liquidity trends, including management reporting that identifies the amounts and costs of all available funding sources.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $91.6 million at December 31, 2014, compared to $76.0 million at December 31, 2013.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 96.5% at December 31, 2014, from 91.5% at December 31, 2013.  At December 31, 2014, the Company had $112.5 million in outstanding wholesale borrowings and none at December 31, 2013.  Average wholesale borrowings were $113.5 million and $43.5 million during the years ended December 31, 2014 and 2013. Core deposits, which exclude brokered deposits, represent 100% of the Company’s deposit base at December 31, 2014.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2014, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2014, totaled $580.7 million or 19.8% of the Company’s earning assets.  Available funding is comprised of $175.0 million of federal fund lines and $405.7 million in secured FHLB borrowing capacity.  The Company had $27.2 million in securities available to be pledged as collateral for additional FHLB borrowings at December 31, 2014.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the Fee-Based Lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company has $57.4 million in preferred stock issued pursuant to the SBLF program that increases to a 9% dividend rate in 2016.  The Company expects to redeem the preferred stock at or before the date the dividend rate increases.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years.  In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2014, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its Fee-Based Lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 16 to the consolidated financial statements). The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2014, the Company had a liquidity position that exceeds the policy limit, and we believe the Company has the ability to continue paying dividends.

Net income from discontinued operations for the year ended December 31, 2013 was $0.2 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s consolidated statements of cash flows.

At December 31, 2014, shareholders’ equity totaled $308.8 million, an increase of $27.7 million from December 31, 2013, driven primarily by net income of $29.0 million.  Equity increased an additional $3.7 million in relation to stock–based compensation, stock option exercises and the ESPP as well as an increase of $2.1 million in AOCI associated with changes in the fair value of the AFS securities portfolio.  Shareholder equity increases were offset by declines in AOCI associated with derivatives of $0.5 million and by common and preferred dividends of $6.1 million and $0.6 million, respectively.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Tier 1” and “Tier 2” capital elements, with Tier 2 capital being limited to 100% of Tier 1 capital. Tier 1 capital includes, with certain restrictions, common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2014, the Bank was well-capitalized with a Tier 1 Capital ratio of 12.4% and Total Capital ratio of 13.6%. The minimum ratios to be considered well-capitalized under the risk-based capital standards are 6% and 10%, respectively. At the holding company level, the Company’s Tier 1 Capital ratio at December 31, 2014, was 14.4%, and its Total Capital ratio was 15.7%. In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to endure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contained a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at December 31, 2014 that will be grandfathered under Basel III.  The rules for non-advanced approaches banks and financial institutions like the Company will increase both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See the following section of this report and Note 16 to the consolidated financial statements for additional discussion on these commitments

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2014:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
FHLB line of credit (1)	$112,469	$-	$-	$-	$112,469
Repurchase agreements (1)	49,976	-	-	-	49,976
Operating lease obligations	5,547	8,066	5,030	1,896	20,539
Long-term debt obligations (2)	4,095	7,703	7,703	79,306	98,807
Preferred stock, Series C (3)	57,940	-	-	-	57,940
Total contractual obligations	$230,027	$15,769	$12,733	$81,202	$339,731

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the consolidated financial statements) and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.61% and ranges from 1.70% to 3.19%.

(3)

Preferred Stock, Series C issued to the Secretary of the Treasury in September 2011 includes dividends payable at 1%, the rate in effect at December 31, 2014.  The preferred shares are shown in the table as being due in the " After one but within three years " category which assumes the $57.4 million in Series C Preferred Stock will be redeemed in the year prior to the contractual dividend rate step up to 9% effective after December 2015.

The contractual amount of the Company's financial instruments with off-balance sheet risk, expiring by period at December 31, 2014, is presented below:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Unfunded loan commitments	$566,727	$213,350	$47,615	$12,910	$840,602
Standby letters of credit	32,079	2,497	1,260	500	36,336
Commercial letters of credit	1,515	-	-	-	1,515
Unfunded commitments for unconsolidated investments	7,356	-	-	-	7,356
Company guarantees	1,405	-	-	755	2,160
Total commitments	$609,082	$215,847	$48,875	$14,165	$887,969

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

Approximately $63.5 million of total commitments at December 31, 2014 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2014, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2014, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at December 31, 2014, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2014, will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	- 200	- 100	0	+ 100	+ 200
Impact on:
Net interest income	n/a	(1.5)%	-%	1.4%	3.4%
Market value of equity	n/a	(25.6)%	-%	21.7%	38.4%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2014, our cumulative interest rate gap was a positive 41.2%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2014. All amounts in the table are based on contractual repricing schedules, as adjusted for interest-rate hedges. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2014
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$36,936	$-	$-	$-	$36,936
Fixed rate loans, gross	39,241	80,372	520,456	282,412	922,481
Floating rate loans, gross	823,444	65,554	537,169	56,927	1,483,094
Investment securities held to maturity and available for sale	19,997	100,022	148,339	204,786	473,144
Total interest-earning assets	$919,618	$245,948	$1,205,964	$544,125	$2,915,655

Interest-bearing liabilities:
Interest-bearing demand	$-	$-	$79,280	$452,085	$531,365
Money market	7,812	23,437	565,944	64,326	661,519
Savings	245	731	379	13,881	15,236
Time deposits under $100	10,920	13,693	2,589	-	27,202
Time deposits $100 and over	75,863	93,978	13,964	-	183,805
Securities sold under agreements to repurchase	49,976	-	-	-	49,976
Other short-term borrowings	112,469	-	-	-	112,469
Junior subordinated debentures	-	-	-	72,166	72,166
Total interest-bearing liabilities	$257,285	$131,839	$662,156	$602,458	$1,653,738

Interest rate gap	$662,333	$114,109	$543,808	$(58,333)	$1,261,917

Cumulative interest rate gap	$662,333	$776,442	$1,320,250	$1,261,917

Cumulative interest rate gap to total assets	21.63%	25.36%	43.11%	41.21%

To manage the relationship of our interest-earning assets and liabilities, we evaluate the following factors: liquidity, equity, debt/capital ratio, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. ALCO is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies.

We have focused on maintaining balance between interest-rate-sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.

The following table presents, at December 31, 2014, loans by maturity or repricing in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2014
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$474,773	$343,898	$159,028	$977,699
Real estate - mortgage	314,136	600,339	75,244	989,719
Construction & land	166,969	9,039	5,856	181,864
Consumer	51,727	85,873	70,355	207,955
Other	1,006	18,476	28,856	48,338
Total loans	$1,008,611	$1,057,625	$339,339	$2,405,575

Of the $1.40 billion of loans with maturities or repricing of one year or more, approximately $802.9 million were fixed-rate loans and $594.1 million were variable-rate loans at December 31, 2014.

To augment our asset and liability management strategy, we use interest-rate swaps on our loan portfolio with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

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

Information on outstanding interest rate swaps at December 31, 2014 is as follows:

Swap Effective Date	Maturity Date	Fixed Rate	Notional	Fair Market Value
(in thousands)
September 5, 2013	September 1, 2017	1.44%	$15,000	$161
November 8, 2013	November 1, 2018	1.44%	15,000	27
January 1, 2014	January 1, 2019	1.53%	15,000	59
January 9, 2014	January 1, 2018	1.31%	15,000	72
April 1, 2014	April 1, 2018	1.34%	15,000	53
Total			$75,000	$372

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

The Company has initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815.  The objective of these transactions is to exchange interest payments received on fixed-rate loans for variable-rate payments.  At December 31, 2014, the notional value of these swaps was $31.6 million.

During the years ended December 31, 2014, 2013 and 2012, net interest income decreased $2.0 million, $2.6 million and $2.1 million, respectively, from settlement of the interest-rate swaps.

Beginning in 2013, the Company initiated foreign exchange forward contracts to mitigate exposure to foreign exchange rate risk on foreign currency holdings.  Foreign currencies held include the British pound, Euro, Mexican peso, Japanese yen, and Australian and Canadian dollars.  At December 31, 2014, the aggregate notional value of the foreign currency forwards was $7.3 million and all contracts settle within three months or less of date of this report.  The effect of foreign currency forwards on noninterest income was immaterial for the years ended December 31, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2014, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2015 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2015 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2014 and 2013;

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2014, 2013 and 2012.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

(1)	3.1	Amended and Restated Articles of Incorporation of the Registrant.

(2)	3.2	Amendment to Articles of Incorporation.

(6)	3.3	Amendment to Articles of Incorporation.

(3)	3.4	Amendment to Articles of Incorporation.

(11)	3.5	Amended and Restated Bylaws of the Registrant.

(15)	3.6	Amendment to Articles of Incorporation.

(19)	3.7	Amendment to Articles of Incorporation.

(20)	3.8	Amendment to Articles of Incorporation.

(25)	3.9	Amendment to Articles of Incorporation

(20)	4.1	Form of Certificate for 57,366 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued to the United States Department of the Treasury, dated September 8, 2011.

(22)	4.2

Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 23, 2011 to CSS LLC.

(1)	10.1	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.

(1)	10.2	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.

(4)	10.3	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.

(5)	10.4	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(7)	10.5	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.

(8)	10.6	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.

(9)	10.7	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.

(12)	10.8

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

(10)	10.9	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.

(13)	10.10	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(14)	10.11	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.

(18)	10.12	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.

(16)	10.13

Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.

(17)	10.14	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.

(20)	10.15

Securities Purchase Agreement, dated September 8, 2011, by and between CoBiz Financial Inc. and the Secretary of the United States Department of the Treasury (Small Business Lending Fund Preferred Stock issuance/Series C Preferred Stock).

(21)	10.16	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.

(22)	10.17	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.

(23)	10.18	Incentive Compensation Plan for named executive officers.

(26)	10.19	Form of employment agreement, dated February 13, 2014, between CoBiz Financial Inc., and Chris Huss and Sue Hermann.

(24)	10.20	Credit Agreement, dated May 15, 2014, between CoBiz Financial Inc. and U.S. Bank National Association and Western Alliance Bank

(25)	10.21	Amended and Restated 2005 Equity Incentive Plan

(25)	10.22	CoBiz Financial Inc. Employee Stock Purchase Plan and Amendments

(26)	14	Code of Conduct and Ethics.

	21	List of subsidiaries.

	23.1	Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Section 1350 Certification of the Chief Executive Officer.

	32.2	Section 1350 Certification of the Chief Financial Officer.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form SB-2 (File No. 333-50037).

(2)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 23, 2001.

(3)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 14, 2005.

(4)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10QSB for the quarter ended September 30, 1998, as filed on November 13, 1998.

(5)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 14, 2000.

(6)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(7)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 13, 2003.

(8)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004.

(9)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on November 24, 2004.

(10)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed on August 9, 2006.

(11)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 18, 2006.

(12)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on December 20, 2006.

(13)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on March 20, 2006.

(14)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2007.

(15)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007.

(16)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, as filed on March 17, 2008.

(17)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed April 4, 2008.

(18)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed on January 20, 2009.

(19)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed December 23, 2008.

(20)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed September 71

9, 2011.

(21)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed on July 29, 2011.

(22)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K as filed March 8, 2012.

(23)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, as filed June 12, 2012.

(24)	Incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed on July 25, 2014.

(25)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 4, 2014

(26)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K as filed February 14, 2014.

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

Dated: February 13, 2015	CoBiz Financial Inc.

By: /s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert Steven Bangert	Chairman of the Board and Chief Executive Officer	February 13, 2015

/s/ Lyne B. Andrich Lyne B. Andrich	Executive Vice President and Chief Financial Officer	February 13, 2015

/s/ Troy R. Dumlao	Chief Accounting Officer	February 13, 2015
Troy R. Dumlao

/s/ Michael B. Burgamy	Director	February 13, 2015
Michael B. Burgamy

/s/ Morgan Gust	Director	February 13, 2015
Morgan Gust

/s/ Evan Makovsky	Director	February 13, 2015
Evan Makovsky

/s/ Douglas Polson	Director	February 13, 2015
Douglas Polson

/s/ Mary Rhinehart	Director	February 13, 2015
Mary Rhinehart

/s/ Noel N. Rothman	Director	February 13, 2015
Noel N. Rothman

/s/ Bruce Schroffel	Director	February 13, 2015
Bruce Schroffel

/s/ Timothy J. Travis	Director	February 13, 2015
Timothy J. Travis

/s/ Mary Beth Vitale	Director	February 13, 2015
Mary Beth Vitale

/s/ Mary M. White	Director	February 13, 2015
Mary M. White

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the 2014 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2014, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited CoBiz Financial Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows of CoBiz Financial Inc. and Subsidiaries and our report dated February 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 13, 2015

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2014 AND 2013

(in thousands, except share and per share amounts)	2014	2013
Assets
Cash and due from banks	$54,629	$53,359
Interest-bearing deposits and federal funds sold	36,936	22,669
Total cash and cash equivalents	91,565	76,028
Investment securities available for sale (cost of $448,253 and $526,908, respectively)	459,815	535,133
Investment securities held to maturity (fair value of $13,616 and $12,715, respectively)	13,329	13,266
Other investments	11,477	8,397
Total investments	484,621	556,796
Loans - net of allowance for loan losses of $32,765 and $37,050, respectively	2,372,810	2,047,309
Intangible assets - net of amortization of $6,197 and $5,600, respectively	2,526	2,798
Bank-owned life insurance	48,040	43,768
Premises and equipment - net of depreciation of $37,953 and $35,705, respectively	7,250	6,034
Accrued interest receivable	9,617	8,770
Deferred income taxes, net	20,008	26,506
Other real estate owned - net of valuation allowance of $8,760 and $8,674, respectively	5,819	5,097
Other	19,910	27,585
TOTAL ASSETS	$3,062,166	$2,800,691

Liabilities
Deposits
Noninterest-bearing demand	$1,073,164	$961,705
Interest-bearing demand	531,365	487,037
Money market	661,519	572,175
Savings	15,236	12,803
Certificates of deposit	211,007	245,317
Total deposits	2,492,291	2,279,037
Securities sold under agreements to repurchase	49,976	138,494
Other short-term borrowings	112,469	-
Accrued interest and other liabilities	26,495	29,909
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,753,397	2,519,606

Commitments and contingencies - see note 16

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 100,000,000 shares authorized; 40,770,390 and 40,368,008 issued and outstanding, respectively	401	397
Additional paid-in capital	245,020	240,660
Accumulated earnings	59,019	37,297
Accumulated other comprehensive income (AOCI), net of income tax of $2,655 and $1,673, respectively	4,328	2,730
TOTAL SHAREHOLDERS' EQUITY	308,769	281,085
TOTAL LIABILITIES AND EQUITY	$3,062,166	$2,800,691

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except per share amounts)	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$98,627	$89,071	$86,505
Interest and dividends on investment securities:
Taxable securities	14,810	16,607	19,209
Nontaxable securities	271	38	15
Dividends on securities	507	294	286
Interest on federal funds sold and other	102	117	113
Total interest income	114,317	106,127	106,128
INTEREST EXPENSE:
Interest on deposits	3,866	4,616	6,161
Interest on short-term borrowings and securities sold under agreements to repurchase	441	450	548
Interest on subordinated debentures	4,122	5,360	6,041
Total interest expense	8,429	10,426	12,750
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	105,888	95,701	93,378
Provision for loan losses	(4,155)	(8,804)	(4,733)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	110,043	104,505	98,111
NONINTEREST INCOME:
Service charges	5,598	5,315	4,903
Investment advisory income	5,736	5,077	4,203
Insurance income	11,150	11,199	9,680
Investment banking income	4,166	2,302	3,833
Other income	5,425	7,019	7,940
Total noninterest income	32,075	30,912	30,559
NONINTEREST EXPENSE:
Salaries and employee benefits	69,089	64,540	59,935
Occupancy expense, premises and equipment	13,369	13,262	13,471
Amortization of intangibles	597	662	724
FDIC and other assessments	1,737	1,690	1,782
Other real estate owned and loan workout costs	1,066	715	2,326
Net other than temporary impairment losses on securities recognized in earnings	-	-	297
Net (gain) loss on securities, other assets and other real estate owned	(2,618)	683	65
Other	14,724	13,076	12,566
Total noninterest expense	97,964	94,628	91,166
INCOME BEFORE INCOME TAXES	44,154	40,789	37,504
Provision for income taxes	15,147	13,351	13,258
NET INCOME FROM CONTINUING OPERATIONS	29,007	27,438	24,246
DISCONTINUED OPERATIONS
Income from discontinued operations	-	259	495
Provision for income taxes	-	86	171
Net income from discontinued operations	-	173	324
NET INCOME	$29,007	$27,611	$24,570

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$28,433	$26,667	$21,755

EARNINGS PER COMMON SHARE:
Basic - from continuing operations	$0.70	$0.66	$0.54
Diluted - from continuing operations	$0.70	$0.66	$0.54
Basic - from discontinued operations	$0.00	$0.00	$0.01
Diluted - from discontinued operations	$0.00	$0.00	$0.01
Basic	$0.70	$0.66	$0.55
Diluted	$0.70	$0.66	$0.55

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014,  2013 AND 2012

(in thousands)	2014	2013	2012
Net income	$29,007	$27,611	$24,570

Other comprehensive income items:
Unrealized gain (loss) on available for sale securities	4,491	(8,183)	6,333
Reclassification of gain to operations	(1,154)	(439)	(782)

Change in OTTI-related component of unrealized gain	-	-	1,039

Unrealized gain (loss) on derivatives	(2,067)	3,126	(2,597)
Reclassification of loss to operations	1,310	2,095	2,061
Total other comprehensive income items	2,580	(3,401)	6,054

Income tax provision:
Unrealized gain (loss) on available for sale securities	1,708	(3,110)	2,406
Reclassification to operations	(439)	(167)	(297)

Change in OTTI-related component of unrealized gain	-	-	395

Unrealized gain (loss) on derivatives	(785)	1,188	(987)
Reclassification to operations	498	796	783
Total income tax provision	982	(1,293)	2,300
Other comprehensive income (loss), net of tax	1,598	(2,108)	3,754
Comprehensive income	$30,605	$25,503	$28,324

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014,  2013 AND 2012

		CoBiz Financial Inc. Shareholders
		Preferred Stock		Common Stock				Accumulated
		Shares				Additional	Retained	Comprehensive
		Issued		Shares		Paid-In	Earnings	Income
(in thousands, except share and per share amounts)	Total	(Redeemed)	Amount	Issued	Amount	Capital	(Deficit)	(Loss)
BALANCE - January 1, 2012	$220,082	57,366	$1	37,089,753	$368	$222,200	$(3,571)	$1,084

Options exercised	343	-	-	57,434	1	342	-	-
Employee stock purchase plan	409	-	-	65,900	1	408	-	-
Proceeds from issuance of common stock, net of costs	11,830	-	-	2,100,000	21	11,809	-	-
Restricted stock awards, net of forfeitures	-	-	-	476,672	-	-	-	-
Stock-based compensation expense	1,965	-	-	-	-	1,965	-	-
Tax deficit from stock-based compensation	(340)	-	-	-	-	(340)	-	-
Dividends paid-common ($0.07 per share)	(2,747)	-	-	-	-	-	(2,747)	-
Dividends paid/accumulated-preferred stock (4.9% on $1,000 liquidation value)	(2,815)	-	-	-	-	-	(2,815)	-
Other comprehensive income, net of income taxes of $(2,300)	3,754	-	-	-	-	-	-	3,754
Net income	24,570	-	-	-	-	-	24,570	-
BALANCE - December 31, 2012	257,051	57,366	1	39,789,759	391	236,384	15,437	4,838

Options exercised	1,560	-	-	240,683	2	1,558	-	-
Employee stock purchase plan	400	-	-	47,296	1	399	-	-
Proceeds from issuance of common stock, net of costs	-	-	-	-	-	-	-	-
Shares withheld in net settlement of restricted stock	(297)			(35,256)	3	(300)
Restricted stock awards, net of forfeitures	-	-	-	325,526	-	-	-	-
Stock-based compensation expense	2,742	-	-	-	-	2,742	-	-
Tax deficit from stock-based compensation	(123)	-	-	-	-	(123)	-	-
Dividends paid-common ($0.12 per share)	(4,807)	-	-	-	-	-	(4,807)	-
Dividends paid/accumulated-preferred stock (1.6% on $1,000 liquidation value)	(944)	-	-	-	-	-	(944)	-
Other comprehensive loss, net of income taxes of $1,293	(2,108)	-	-	-	-	-	-	(2,108)
Net income	27,611	-	-	-	-	-	27,611	-
BALANCE - December 31, 2013	281,085	57,366	1	40,368,008	397	240,660	37,297	2,730

Options exercised	1,116	-	-	154,091	4	1,112	-	-
Employee stock purchase plan	454	-	-	43,449	1	453	-	-
Shares withheld in net settlement of restricted stock	(1,045)	-	-	(92,340)	(1)	(409)	(635)	-
Restricted stock awards, net of forfeitures	-	-	-	297,182	-	-	-	-
Stock-based compensation expense	3,141	-	-	-	-	3,141	-	-
Tax benefit from stock-based compensation	63	-	-	-	-	63	-	-
Dividends paid-common ($0.15 per share)	(6,076)	-	-	-	-	-	(6,076)	-
Dividends paid/accumulated-preferred stock (1.0% on $1,000 liquidation value)	(574)	-	-	-	-	-	(574)	-
Other comprehensive income, net of income taxes of $(982)	1,598	-	-	-	-	-	-	1,598
Net income	29,007	-	-	-	-	-	29,007	-
BALANCE - December 31, 2014	$308,769	57,366	$1	40,770,390	$401	$245,020	$59,019	$4,328

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014,  2013 AND 2012

	For the year ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,007	$27,611	$24,570
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	2,203	3,352	3,649
Depreciation and amortization	3,286	3,670	4,004
Amortization of net loan fees	(2,180)	(1,114)	(1,001)
Provision for loan and credit losses	(4,155)	(8,804)	(4,768)
Stock-based compensation	3,141	2,742	1,965
Federal Home Loan Bank stock dividend	(268)	(60)	(59)
Deferred income taxes	5,519	4,782	752
Increase in cash surrender value of bank-owned life insurance	(1,271)	(1,295)	(1,286)
Supplemental executive retirement plan	-	-	181
(Gain) loss on securities, other assets and other real estate owned	(2,618)	683	362
Other operating activities, net	(625)	(2,080)	(2,724)
Changes in operating assets and liabilities:
Prepaid FDIC insurance	-	1,365	1,465
Accrued interest and other liabilities	(3,375)	(5,634)	998
Accrued interest receivable	(847)	(416)	(81)
Other assets	(546)	1,949	3,485
Net cash provided by operating activities	27,271	26,751	31,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(20,859)	(2,992)	(3,319)
Proceeds from other investments	19,456	4,100	7,470
Purchases of investment securities available for sale	(13,053)	(139,628)	(188,110)
Purchases of investment securities held to maturity	-	(7,765)	(5,254)
Proceeds from sale of investment securities available for sale	11,590	-	9,598
Maturities of investment securities available for sale	83,515	146,540	246,849
Maturities of investment securities held to maturity	34	30	28
Restricted cash	-	4,540	(5)
Acquisition of client relationships	(250)	-	(766)
Purchase of bank-owned life insurance	(3,335)	-	(1,420)
Proceeds from sale of loans, OREO and repossessed assets	12,392	11,266	12,838
Loan originations and repayments, net	(326,658)	(165,813)	(298,512)
Purchase of premises and equipment	(4,226)	(1,956)	(1,973)
Other investing activities, net	(1,976)	24	39
Net cash used in investing activities	(243,370)	(151,654)	(222,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	247,564	164,829	255,488
Net decrease in certificates of deposits	(34,310)	(15,052)	(44,634)
Net increase (decrease) in short-term borrowings	112,469	-	(20,000)
Net increase (decrease) in securities sold under agreements to repurchase	(88,518)	10,607	(61)
Redemption of subordinated notes payable	-	(20,984)	-
Proceeds from issuance of common stock, net	1,570	1,960	12,582
Taxes paid in net settlement of restricted stock	(1,045)	(297)	-
Dividends paid on common stock	(6,076)	(4,820)	(2,747)
Dividends paid on preferred stock	(574)	(1,465)	(2,868)
Other financing activities, net	556	260	(52)
Net cash provided by financing activities	231,636	135,038	197,708

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,537	10,135	6,683
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,028	65,893	59,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,565	$76,028	$65,893

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2014,  2013 AND 2012

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

Organization - The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, as well as risk management consulting services to small and medium-sized businesses and individuals.  On January 1, 2014, CoBiz Insurance – Employee Benefits, Inc. (formerly Financial Designs Ltd.(FDL)), a provider employee benefits consulting, insurance brokerage and related administrative support to employers, was merged into CoBiz Insurance Inc.  CoBiz GMB, Inc. provides investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB).  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM).  During the fourth quarter of 2012, the Company exited two business lines:  trust services and FDL’s wealth transfer business.  See Note 2 – Discontinued Operations for additional information.

Use of Estimates – In preparing its financial statements, the company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses; fair value of financial instruments; and recoverability of deferred taxes.

Reclassifications – Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to current year presentation including: the effects of discontinued operations (Note 2 – Discontinued Operations) and a change to the Company’s segments (Note 19 – Segments).

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at December 31, 2014 or December 31, 2013.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements.  At December 31, 2014 and 2013, the Company had reserve requirements of $13.4 million and $0, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Cash paid during the period for:
Interest	$8,295	$10,409	$12,823
Income taxes	11,061	11,197	4,975

Other noncash activities:
Loans transferred to held for sale	7,087	8,044	6,201
Loans transferred to OREO and repossessed assets	2,660	449	421
Financed sales of OREO and loans held for sale	-	2,000	249
Deferred gain on sale of wealth transfer business	-	-	285

Restricted Cash – Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  There was no restricted cash at December 31, 2014 and 2013.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At December 31, 2014 and 2013, the Company had no trading securities.

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

Other-than-temporary-impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income (OCI).  See Note 3 – Investments.

Bank Stocks — Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank and other correspondent bank stocks are accounted for under the cost method.  See Note 3 – Investments.

Loans Held for Investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-

offs, the allowance for loan losses, deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the allowance for loan losses is recorded as a contra-asset to the loan portfolio on the consolidated balance sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities”. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the allowance for loan losses, as any loss would be recorded after the off-balance sheet commitment had been funded.  See Note 4 – Loans.

Intangible Assets —Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 10 to 15 years.  See Note 6 – Intangible Assets.

Bank-Owned Life Insurance (BOLI) – The Bank invested in BOLI policies to fund certain future employee benefit costs and are recorded at net realizable value.  Changes in the amount that could be realized are recorded in the consolidated statements of income under the caption “Other Income”.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of generally three to five years.  Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.  See Note 5 – Premises and Equipment.

Other Assets – Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.  The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities.  In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments.  There were no significant transactions between the Company and the Funds for the years ended December 31, 2014, 2013, and 2012.  The Company recognized income (loss) from the Funds of $(0.1) million, $0.9 million, and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, which is included in “Other Income” in the consolidated statements of income.

Repossessed Assets – Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other Assets.”  There were no repossessed assets at December 31, 2014 and 2013.

Other Real Estate Owned (OREO) – OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell.  Subsequent declines in value are charged to operations.  Activity in the valuation allowance on OREO for the years ended December 31, 2014, 2013, and 2012 is as follows:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Beginning balance	$8,674	$8,055	$7,668
Additions	398	2,185	1,872
Deductions due to sales	(312)	(1,566)	(1,485)
Ending balance	$8,760	$8,674	$8,055

Securities Sold Under Agreements to Repurchase – The Company sells certain securities under agreements to repurchase with its customers.  The agreements transacted with its customers are utilized as an overnight investment product.  These agreements are treated as secured borrowings, where the agreements are reflected as a liability of the Company and the securities underlying the agreements are reflected as a Company asset in accordance with ASC Topic 860, Transfers and Servicing.  See Note 8 – Borrowed Funds.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Consolidated Statements of Cash Flows with the hedged items.  The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement.  The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions.  FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments.  See Note 10 – Derivatives.

Self-Insurance Reserves – The Company self-insures a portion of its employee medical costs.  The Company maintains a liability for incurred-but-not-reported claims based on assumptions as to eligible employees, historical claims experience and lags in claims reporting.

Investment Advisory Income – Fees earned from providing investment advisory services are based on the market value of assets under management and are collected at the end of each quarter.

Insurance Income  – Insurance income includes commissions on the sale of life and property and casualty insurance policies and other employee benefit products earned as an agent for unaffiliated insurance underwriters.  Property and casualty income is primarily recognized upon policy origination and renewal dates.  Benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

Investment Banking Income – Investment banking income includes nonrefundable retainer fees recognized over the expected term of the engagement and success fees recognized when the transaction is completed and collectability of fees is reasonably assured.

Income From Discontinued Operations, Net of Income Taxes – Income from discontinued operations net of income taxes for the years ended December 31, 2013 and 2012 includes the results of FDL’s wealth transfer business and trust, which is discussed in Note 2 – Discontinued Operations.

Income Taxes – A deferred income tax liability or asset is recognized for temporary differences which exist in the recognition of certain income and expense items for financial statement reporting purposes in periods different than for tax reporting purposes.  The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statements as measured by the provisions of current tax laws.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, taxes paid in prior carryback years, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.  See Note 11 – Income Taxes.

Stock-Based Compensation — Pursuant to ASC Topic 718, Compensation – Stock Compensation (ASC 718), the Company recognizes the fair value of stock-based awards to employees as compensation cost over the requisite service period.  See Note 15 – Employee Benefit and Stock Compensation Plans.

Earnings Per Common Share — Basic and diluted earnings per share is based on the two-class method prescribed in ASC Topic 260, Earnings Per Share (ASC 260).  The weighted-average number of shares outstanding used to compute diluted earnings per share include the number of additional common shares that would be outstanding if the potential dilutive common shares and common share equivalents had been issued at the beginning of the period.  See Note 14 – Earnings per Common Share.

Segment Information - The Company has disclosed separately the results of operations relating to its segments in Note 19 – Segments.

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  See Note 18 - Fair Value Measurements.

Recent Accounting Pronouncements — In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04).  The amendments in ASU 2014-04 are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS).  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718) –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period (ASU 2014-12).  The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved.  ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.  The Company does not believe the effects of ASU 2014-12 will have an impact on its financial statements and disclosures.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-202).  This ASU eliminates the concept of extraordinary items.  Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  An event or transaction is currently presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The elimination of the concept of extraordinary items is expected to save time and reduce costs for preparers.  ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  The Company does not believe the effects of ASU 2015-01 will have an impact on its financial statements and disclosures.

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

The operating results associated with the trust and wealth transfer divisions have been retrospectively presented as discontinued operations beginning January 1, 2011. The table below presents the results of trust and wealth transfer for the years ended December 31, 2014, 2013, and 2012.

	For the year ended December 31,
(in thousands)	2014	2013	2012
Noninterest income	$-	$333	$6,448
Noninterest expense	-	74	5,953
Income before income taxes	-	259	495
Provision for income taxes	-	86	171
Net income from discontinued operations	$-	$173	$324

3. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$275,855	$8,052	$403	$283,504	$326,555	$7,467	$811	$333,211
Trust preferred securities	57,974	2,127	446	59,655	82,768	1,250	1,694	82,324
Corporate debt securities	99,249	2,186	225	101,210	108,862	3,088	968	110,982
Municipal securities	15,175	280	9	15,446	8,723	8	115	8,616
Total AFS	$448,253	$12,645	$1,083	$459,815	$526,908	$11,813	$3,588	$535,133
Held to maturity securities (HTM):
Mortgage-backed securities	$140	$4	$-	$144	$175	$6	$-	$181
Trust preferred securities	13,189	294	11	13,472	13,091	-	557	12,534
Total HTM	$13,329	$298	$11	$13,616	$13,266	$6	$557	$12,715

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Proceeds	$11,590	$-	$9,598
Gains	1,242	552	1,651
Losses	(88)	(113)	(572)

The amortized cost and estimated fair value of investments in debt securities at December 31, 2014, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$24,240	$24,458	$-	$-
Due after one year through five years	61,244	62,834	-	-
Due after five years through ten years	28,378	28,778	-	-
Due after ten years	58,536	60,241	13,189	13,472
Mortgage-backed securities	275,855	283,504	140	144
	$448,253	$459,815	$13,329	$13,616

Investment securities with a fair value of $171.1 million and $138.8 million were pledged to secure public deposits of $122.3 million and $106.4 million at December 31, 2014 and 2013, respectively.

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

There were 24 and 44 securities in the tables below at December 31, 2014 and 2013, respectively, in an unrealized loss position.

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$9,699	$12	$26,470	$391	$36,169	$403
Trust preferred securities	17,175	48	6,145	398	23,320	446
Corporate debt securities	5,856	117	4,924	108	10,780	225
Municipal securities	773	9	-	-	773	9
Total AFS	$33,503	$186	$37,539	$897	$71,042	$1,083

HTM
Trust preferred securities	$845	$11	$-	$-	$845	$11
Total HTM	$845	$11	$-	$-	$845	$11

	December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$52,509	$811	$-	$-	$52,509	$811
Trust preferred securities	49,934	1,599	1,903	95	51,837	1,694
Corporate debt securities	20,609	938	4,970	30	25,579	968
Municipal securities	7,787	115	-	-	7,787	115
Total AFS	$130,839	$3,463	$6,873	$125	$137,712	$3,588

HTM
Trust preferred securities	$12,534	$557	$-	$-	$12,534	$557
Total HTM	$12,534	$557	$-	$-	$12,534	$557

There was no OTTI recognized in earnings during the years ended December 31, 2014 and 2013, and $0.3 million in 2012.

Other investments at December 31, 2014 and 2013, consist of the following:

	December 31,
(in thousands)	2014	2013
Bank stocks — at cost	$9,305	$6,225
Investment in statutory trusts — equity method	2,172	2,172
	$11,477	$8,397

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2014 and 2013, did not consider the investment to be other-than-temporarily impaired.

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

•

Real estate - mortgage loans – Real estate mortgage loans include various types of loans for which the Company holds real property as collateral.  Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship.  The primary risks of real estate mortgage loans include the borrower’s inability to pay, material decreases in the value of the real estate that is being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable.  Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at December 31, 2014 and 2013 were as follows:

	December 31,
(in thousands)	2014	2013
Commercial	$977,628	$825,530
Real estate - mortgage	990,594	901,721
Construction & land	182,869	128,670
Consumer	207,921	181,067
Other	47,904	49,394
Loans held for investment	2,406,916	2,086,382

Allowance for loan losses	(32,765)	(37,050)
Unearned net loan fees	(1,341)	(2,023)
Total net loans	$2,372,810	$2,047,309

The Company purchased 9 loans during the year ended December 31, 2014 totaling $58.3 million primarily comprised of $46.6 million in Commercial loans and $11.7 million in Real estate-mortgage,  none of which were of deteriorated credit quality.  For the year ended December 31, 2013, the Company purchased 90 loans totaling $30.6 million primarily comprised of $13.0 million in Other loans and $4.7 million in Commercial loans, $3.3 million in Real estate-mortgage and $9.6 million in Construction and land, none of which were of deteriorated credit quality.

At December 31, 2014 and 2013, overdraft demand deposits totaling $0.9 million and $0.4 million, respectively, were reclassified from deposits to loans.

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

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2014 and 2013 is summarized below:

	At December 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,617	$4,501	$126,118
Finance and insurance	80,948	99	81,047
Health care	91,631	180	91,811
Real estate services	110,031	2,357	112,388
Construction	53,513	2,982	56,495
Wholesale and retail trade	68,811	3,484	72,295
Other	435,337	2,137	437,474
	961,888	15,740	977,628
Real estate - mortgage
Residential & commercial owner-occupied	409,659	12,749	422,408
Residential & commercial investor	563,657	4,349	568,006
Other	180	-	180
	973,496	17,098	990,594

Construction & land	181,641	1,228	182,869

Consumer	205,131	2,790	207,921
Other	47,820	84	47,904
Total loans held for investment	$2,369,976	$36,940	$2,406,916
Unearned net loan fees			(1,341)
Net loans held for investment			$2,405,575

	At December 31, 2013
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$101,114	$4,582	$105,696
Finance and insurance	76,589	517	77,106
Health care	99,526	639	100,165
Real estate services	98,691	1,591	100,282
Construction	51,616	1,695	53,311
Wholesale and retail trade	69,167	1,937	71,104
Other	313,862	4,004	317,866
	810,565	14,965	825,530
Real estate - mortgage
Residential & commercial owner-occupied	436,479	16,500	452,979
Residential & commercial investor	441,186	7,556	448,742
	877,665	24,056	901,721

Construction & land	122,637	6,033	128,670

Consumer	179,645	1,422	181,067
Other	49,394	-	49,394
Total loans held for investment	$2,039,906	$46,476	$2,086,382
Unearned net loan fees			(2,023)
Net loans held for investment			$2,084,359

Transactions in the allowance for loan losses by segment for the years ended December 31, 2014 and 2013 are summarized below:

	For the year ended
	December 31,
(in thousands)	2014	2013
Allowance for loan losses, beginning of period
Commercial	$14,103	$13,448
Real estate - mortgage	14,919	17,832
Construction & land	3,346	9,893
Consumer	2,471	3,061
Other	479	451
Unallocated	1,732	2,181
Total	37,050	46,866

Provision
Commercial	$2,094	$233
Real estate - mortgage	(2,839)	(957)
Construction & land	(2,499)	(7,150)
Consumer	257	(513)
Other	9	32
Unallocated	(1,177)	(449)
Total	(4,155)	(8,804)

Charge-offs
Commercial	$(1,956)	$(613)
Real estate - mortgage	(52)	(3,055)
Construction & land	(50)	(796)
Consumer	(453)	(122)
Other	(6)	(5)
Total	(2,517)	(4,591)

Recoveries
Commercial	$373	$1,035
Real estate - mortgage	435	1,099
Construction & land	1,519	1,399
Consumer	54	45
Other	6	1
Total	2,387	3,579

Allowance for loan losses, end of period
Commercial	$14,614	$14,103
Real estate - mortgage	12,463	14,919
Construction & land	2,316	3,346
Consumer	2,329	2,471
Other	488	479
Unallocated	555	1,732
Total	$32,765	$37,050

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

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 12 months.  For credits over $2.0 million, the Company engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal.  Based on this analysis the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, and multifamily loans.

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

The following tables summarize loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At December 31, 2014				At December 31, 2013
	Individually				Individually
	evaluated for		Collectively evaluated for		evaluated for		Collectively evaluated for
	impairment		impairment		impairment		impairment
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
	held for	loan for	held for	loan for	held for	loan for	held for	loan for
(in thousands)	investment	losses	investment	losses	investment	losses	investment	losses
Commercial	$20,415	$3,441	$957,284	$11,173	$17,454	$2,140	$806,999	$11,963
Real estate - mortgage	17,803	281	971,916	12,182	25,501	2,371	875,363	12,548
Construction & land	4,004	280	177,860	2,036	10,454	932	117,498	2,414
Consumer	2,506	139	205,449	2,190	807	174	180,249	2,297
Other	84	6	48,254	482	-	-	50,034	479
Unallocated	-	-	-	555	-	-	-	1,732
Total	$44,812	$4,147	$2,360,763	$28,618	$54,216	$5,617	$2,030,143	$31,433

Information on impaired loans at December 31, 2014 and 2013 is reported in the following tables:

	At December 31, 2014
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,169	$4,887	$4,833	$54	$431
Finance and insurance	99	99	99	-	53
Healthcare	140	140	140	-	9
Real estate services	8,469	8,469	8,469	-	782
Construction	2,050	2,050	1,961	89	296
Wholesale and retail trade	3,713	3,091	2,741	350	1,611
Other	1,989	1,679	1,670	9	259
	21,629	20,415	19,913	502	3,441
Real estate - mortgage
Residential & commercial owner-occupied	3,063	3,050	1,183	1,867	117
Residential & commercial investor	6,210	6,210	4,885	1,325	164
	9,273	9,260	6,068	3,192	281

Construction & land	4,038	4,004	3,325	679	280

Consumer	2,506	2,506	494	2,012	139
Other	84	84	84	-	6
Total	$37,530	$36,269	$29,884	$6,385	$4,147

	At December 31, 2013
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$4,887	$4,859	$4,797	$62	$479
Finance and insurance	517	517	517	-	106
Healthcare	236	236	236	-	23
Real estate services	7,473	7,473	7,473	-	505
Construction	1,708	1,708	1,613	95	222
Wholesale and retail trade	294	248	97	151	59
Other	2,418	2,413	2,215	198	746
	17,533	17,454	16,948	506	2,140
Real estate - mortgage
Residential & commercial owner-occupied	6,468	5,967	2,524	3,443	709
Residential & commercial investor	11,058	10,518	8,357	2,161	1,662
	17,526	16,485	10,881	5,604	2,371

Construction & land	10,279	8,877	4,557	4,320	932

Consumer	807	807	807	-	174
Total	$46,145	$43,623	$33,193	$10,430	$5,617

(1)

Recorded investment in impaired loans in this table does not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

	For the year ended December 31,
	2014		2013		2012
	Average		Average		Average
	recorded		recorded		recorded
	investment	Interest	investment	Interest	investment	Interest
	in impaired	income	in impaired	income	in impaired	income
(in thousands)	loans	recognized	loans	recognized	loans	recognized
Commercial
Manufacturing	$4,244	$299	$5,027	$331	$4,732	$309
Finance and insurance	307	13	671	30	817	42
Healthcare	205	13	263	14	25	2
Real estate services	6,416	281	8,256	326	7,097	252
Construction	1,604	158	2,625	251	2,380	107
Wholesale and retail trade	1,303	184	370	17	631	15
Other	2,504	165	1,886	134	2,608	89
	16,583	1,113	19,098	1,103	18,290	816
Real estate - mortgage
Residential & commercial owner-occupied	4,102	176	8,915	162	9,914	44
Residential & commercial investor	7,062	247	12,638	275	10,384	559
	11,164	423	21,553	437	20,298	603

Construction & land	5,957	166	9,042	499	16,047	395

Consumer	1,362	93	1,184	61	972	3
Other	51	1	-	-	-	-
Total	$35,117	$1,796	$50,877	$2,100	$55,607	$1,817

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASC 310-10-35-16 and are subject to disclosure requirement under ASC 310-10-50-15.  Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2014, 2013, and 2012 was immaterial.

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2014, 2013, and 2012 was $0.3 million, $0.6 million, and $0.7 million, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings for the year ended December 31, 2014:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2013	$29,683	$12,010	$41,693
New restructurings	12,183	876	13,059
Change in accrual status	(3,222)	3,222	-
Paydowns	(11,369)	(12,328)	(23,697)
Charge-offs	-	(865)	(865)
Beginning balance at December 31, 2014	$27,275	$2,915	$30,190

The below table provides information regarding troubled debt restructurings that occurred during years ended December 31, 2014,  2013, and 2012.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The tables below do not include loans restructured and paid-off during the periods presented.

	For the year ended December 31, 2014			For the year ended December 31, 2013
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	3	$1,611	$1,318	4	$791	$723
Real estate services	4	1,171	1,024	1	30	55
Construction	5	2,784	1,478	4	198	153
Wholesale and retail trade	3	1,297	886	4	1,413	146
Other	5	795	568	10	2,276	2,054
	20	7,658	5,274	23	4,708	3,131

Real estate - mortgage
Residential & commercial owner-occupied	1	29	28	4	3,221	2,580

Construction & land	1	121	95	1	2,615	2,615

Consumer	1	93	89	-	-	-
Other	1	91	84	2	87	84
Total	24	$7,992	$5,570	30	$10,631	$8,410

	For the year ended December 31, 2012
		Pre-modification	Post-modification
		outstanding	outstanding
	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment
Commercial
Manufacturing	9	$6,708	$5,423
Finance and insurance	4	1,047	796
Health care	1	296	288
Real estate services	1	367	345
Construction	12	4,734	4,040
Other	11	2,074	1,963
	38	15,226	12,855

Real estate - mortgage
Residential & commercial owner-occupied	4	3,538	2,653
Residential & commercial investor	1	3,305	3,305
	5	6,843	5,958

Construction & land	10	8,331	7,469

Consumer	6	1,504	1,466
Total	59	$31,904	$27,748

Troubled debt restructurings during the year ended December 31, 2014, 2013, and 2012 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company recognized charge-offs of $0.4 million in conjunction with current period troubled debt restructurings during the year ended December 31, 2014 and 2013.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the years ended December 31, 2014 and 2013, are included below.

	At December 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
Troubled debt restructurings that subsequently defaulted ($ in thousands)	contracts	investment	contracts	investment
Commercial
Construction	-	$-	1	$19
	-	-	1	19

Real estate - mortgage
Residential & commercial owner-occupied	-	-	1	737

Other	1	84	-	-
Total	1	$84	2	$756

At December 31, 2014 and 2013 there were $2.4 million and $1.9 million in outstanding commitments on restructured loans, respectively.

The Company’s recorded investment on nonaccrual loans by class at December 31, 2014 and 2013 is reported in the following table:

	At December 31,
(in thousands)	2014	2013
Commercial
Manufacturing	$66	$79
Finance and insurance	50	63
Real estate services	212	-
Construction	312	201
Wholesale and retail trade	2,491	206
Other	186	781
Total commercial	3,317	1,330
Real estate - mortgage
Residential & commercial owner-occupied	2,091	5,020
Residential & commercial investor	1,325	5,484
Total real estate - mortgage	3,416	10,504
Construction & land	135	1,986
Consumer	2,126	101
Total nonaccrual loans	$8,994	$13,921

The following tables summarize the aging of the Company’s loan portfolio at December 31, 2014 and 2013:

	At December 31, 2014
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$45	$9	$-	$54	$126,064	$126,118	$-
Finance and insurance	-	-	-	-	81,047	81,047	-
Health care	193	-	-	193	91,618	91,811	-
Real estate services	-	-	-	-	112,388	112,388	-
Construction	-	-	122	122	56,373	56,495	-
Wholesale and retail trade	247	-	2,095	2,342	69,953	72,295	161
Other	-	-	9	9	437,465	437,474	-
	485	9	2,226	2,720	974,908	977,628	161
Real estate - mortgage
Residential & commercial owner-occupied	-	-	473	473	421,935	422,408	-
Residential & commercial investor	235	-	-	235	567,771	568,006	-
Other	-	-	-	-	180	180	-
	235	-	473	708	989,886	990,594	-

Construction & land	-	-	104	104	182,765	182,869	-

Consumer	176	253	1,954	2,383	205,538	207,921	-
Other	-	-	-	-	47,904	47,904	-
Total loans held for investment	$896	$262	$4,757	$5,915	$2,401,001	$2,406,916	$161
Unearned net loan fees						(1,341)
Net loans held for investment						$2,405,575

	At December 31, 2013
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$105,696	$105,696	$-
Finance and insurance	-	-	-	-	77,106	77,106	-
Health care	259	-	-	259	99,906	100,165	-
Real estate services	24	-	-	24	100,258	100,282	-
Construction	-	-	19	19	53,292	53,311	19
Wholesale and retail trade	-	-	100	100	71,004	71,104	-
Other	727	324	-	1,051	316,815	317,866	-
	1,010	324	119	1,453	824,077	825,530	19
Real estate - mortgage
Residential & commercial owner-occupied	-	-	913	913	452,066	452,979	-
Residential & commercial investor	-	-	-	-	448,742	448,742	-
Other	-	-	-	-	-	-	-
	-	-	913	913	900,808	901,721	-

Construction & land	816	-	1,951	2,767	125,903	128,670	-

Consumer	-	2	-	2	181,065	181,067	-
Other	-	-	-	-	49,394	49,394	-
Total loans held for investment	$1,826	$326	$2,983	$5,135	$2,081,247	$2,086,382	$19
Unearned net loan fees						(2,023)
Net loans held for investment						$2,084,359

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2014 and 2013.

(in thousands)	2014	2013
Balance - beginning of year	$29,766	$8,343
New loan and advances	19,390	27,667
Principal paydowns and payoffs	(23,634)	(6,244)
Balance - end of year	$25,522	$29,766

5.  Premises and Equipment

The major classes of premises and equipment at December 31, 2014 and 2013, are summarized as follows:

(in thousands)	2014	2013
Land	$230	$230
Buildings	230	230
Leasehold improvements	10,931	10,342
Furniture, fixtures, and equipment	33,812	30,937
Premises and equipment, gross	45,203	41,739
Accumulated depreciation	(37,953)	(35,705)
Premises and equipment, net	$7,250	$6,034

The Company recorded depreciation expense related to premises and equipment of $2.7 million, $3.0 million, and $3.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

6.  Intangible Assets

At December 31, 2014 and 2013, the Company’s intangible assets and related accumulated amortization consisted of the following:

Customer
contracts, lists
(in thousands)	and relationships
At December 31, 2012	$3,573
Disposals and other adjustments	(113)
Amortization	(662)
At December 31, 2013	2,798
Acquired relationships	325
Amortization	(597)
At December 31, 2014	$2,526

During the year ended December 31, 2014, the Company acquired an insurance book of business for a total of $0.2 million initial cash consideration that has an estimated useful life of 10 years.  Pursuant to the requirements of ASC Topic 805 Business Combinations, the Company recorded an additional $0.1 million in 2014 related to the acquisition in recognition of the fair value of contingent consideration which may be paid under an earnout arrangement in 2015.

The Company recorded amortization expense of $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.  Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2015	$600
2016	600
2017	600
2018	206
2019	201
Total	$2,207

7.  Deposits

In the ordinary course of business, the Company takes various deposits from employees, officers, and directors of the Company.  Related party deposits totaled $99.5 million and $84.9 million at December 31, 2014 and 2013, respectively.

The composition of the certificates of deposit portfolio at December 31, 2014 and 2013, is as follows:

	At December 31,
(in thousands)	2014	2013
Less than $100	$27,202	$30,972
$100 and more	183,805	214,345
	$211,007	$245,317

Related interest expense for the years ended December 31, 2014, 2013, and 2012, is as follows:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Less than $100	$125	$158	$220
$100 and more	892	1,154	1,625
	$1,017	$1,312	$1,845

Maturities of certificates of deposit of $100,000 and more at December 31, 2014, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$75,863
Over three months through six months	44,993
Over six months through 12 months	48,985
Over 12 months	13,964
Total	$183,805

The aggregate amount of certificates of deposit in denominations that meet or exceed the $250,000 FDIC insurance limit was $70.8 million and $73.5 million at December 31, 2014 and 2013, respectively.

8.  Borrowed Funds

Securities sold under agreements to repurchase at December 31, 2014 and 2013 are summarized as follows:

	At December 31,
(in thousands)	2014	2013
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $54,652 and $162,781 in 2014 and 2013, respectively	$49,976	$138,494

The Company enters into sales of securities under agreements to repurchase.  The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets.  The securities underlying these agreements are included in investment securities in the consolidated balance sheets.  Securities sold under agreements to repurchase averaged $83.5 million and $154.5 million during 2014 and 2013, respectively.  The maximum amounts outstanding at any month-end during 2014 and 2013 were $115.3 million and $178.7 million, respectively.  At December 31, 2014 and 2013, the weighted‑average interest rate was 0.08% and 0.22%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

During the second quarter of 2014, the Company entered into a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.25% per annum on the unused portion of the line of credit.  The line matures on May 15, 2015 at which time any outstanding amounts are due and payable.  Proceeds from the line will be used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in CoBiz Bank.  At December 31, 2014, there was no amount outstanding on the revolving line.

The Company has a line of credit with the FHLB with a rolling one year term that matures every July with automatic renewals unless canceled.  There was $112.5 million outstanding on the FHLB line of credit at December 31, 2014.  There was nothing outstanding on the FHLB line of credit at December 31, 2013.  The average FHLB line of credit balance was $104.2 million and $33.2 million during 2014 and 2013, respectively.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2014, the FHLB line of credit was collateralized by loans of $804.7 million with a lending value of $521.4 million.  At December 31, 2013, the FHLB line of credit was collateralized by loans of $800.4 million with a lending value of $473.9 million.

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $175.0 million.  No amounts were outstanding on the federal funds purchase lines at the end of either 2014 or 2013.  The average balance of federal funds purchased was $9.3 million and $10.2 million during 2014 and 2013, respectively.

9.  Long-Term Debt

Outstanding subordinated debentures and notes payable at December 31, 2014 and 2013, is summarized as follows:

	At December 31,
(in thousands)	2014	2013	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2015
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2015
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2015
Total junior subordinated debentures	$72,166	$72,166

Effective for interest payments beginning in February 2010, the Company fixed the interest rate on its junior subordinated debentures through a series of interest rate swaps.  For further discussion of the interest rate swaps and the corresponding terms, see Note 10 - Derivatives.

In September 2003, the Company created a wholly owned trust, CoBiz Statutory Trust I, formed under the laws of the State of Connecticut (the Statutory Trust). The Statutory Trust issued $20.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Statutory Trust for $0.6 million. The Statutory Trust invested the proceeds thereof in $20.6 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three‑month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 17, June 17, September 17 and December 17. The junior subordinated debentures will mature and the capital securities must be redeemed on September 17, 2033, which may be shortened to any quarterly distribution date, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals) and notice is given at least 30 and not more than 60 days prior to the redemption date.

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

In August 2005, the Company created a wholly owned trust, CoBiz Capital Trust III, formed under the laws of the State of Delaware (the Capital Trust III). The Capital Trust III issued $20.0 million of trust preferred securities bearing an interest rate based on a spread above three-month LIBOR. Simultaneously with the issuance, the Company purchased a minority interest in the Capital Trust III for $0.6 million. The Capital Trust III invested the proceeds thereof in $20.6 million of junior subordinated debentures of CoBiz that also bear an interest rate based on a spread above three‑month LIBOR. The securities and junior subordinated debentures provide cumulative distributions at a floating rate that is reset each quarter on March 30, June 30, September 30 and December 30. The junior subordinated debentures will mature and the capital securities must be redeemed no later than September 30, 2035, if certain conditions are met (including the Company having received prior approval from the Federal Reserve and any other required regulatory approvals).

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

Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Tier 1 capital for regulatory capital purposes as allowed by the Federal Reserve Board at December 31, 2014.  Under current capital rules, the aggregate amount of trust preferred securities and certain other capital elements are limited to 25% of Tier 1 capital elements.  The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to certain restrictions.  Rules adopted by the Federal Reserve Board during 2013 pursuant to the implementation of Basel III regulatory capital reforms allow for the continued inclusion of trust preferred securities in regulatory capital, subject to the aforementioned limitations, by financial institution holding companies with less than $15 billion in total consolidated assets.

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

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s net interest income. To accomplish this objective, the Company uses interest-rate swaps as part of its cash flow hedging strategy. The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

The Company has also expanded its product offering by adding international banking products, which exposes the Company to foreign exchange risk.  The Company utilizes foreign exchange forward contracts to manage the risk associated with fluctuation in foreign exchange rates.

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

At December 31, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $10.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $15.9 million against its obligations under these agreements.  At December 31, 2014, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at December 31,			Fair value at December 31,
	Balance sheet			Balance sheet
(in thousands)	classification	2014	2013	classification	2014	2013

Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge	Other assets	$437	$184	Accrued interest and other liabilities	$5,017	$4,007
Fair value hedge	Other assets	297	1,735	Accrued interest and other liabilities	988	-

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,103	$6,422	Accrued interest and other liabilities	$4,284	$6,409
Foreign exchange forward contracts	Other assets	54	-	Accrued interest and other liabilities	17	10

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about financial instruments that are eligible for offset.

	At December 31, 2014
			Net amounts
			included in
	Gross		other assets'
	amounts of	Gross	in the	Gross amounts not offset
	recognized	amounts	Consolidated	Financial		Net
(in thousands)	assets	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges	$734	$-	$734	$(487)	$-	$247
Derivatives not designated as hedges	4,157	-	4,157	(220)	-	3,937
Total	$4,891	$-	$4,891	$(707)	$-	$4,184

	At December 31, 2014
	Gross		Net amounts
	amounts of	Gross	included in the	Gross amounts not offset
	recognized	amounts	Consolidated	Financial		Net
(in thousands)	liabilities	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$(6,005)	$-	$(6,005)	$487	$5,518	$-
Derivatives not designated as hedges(1)	(4,301)	-	(4,301)	220	3,891	(190)
Securities sold under agreements to repurchase(2)	(49,976)	-	(49,976)	-	49,976	-
Total	$(60,282)	$-	$(60,282)	$707	$59,385	$(190)

	At December 31, 2013
			Net amounts
			included in
	Gross		other assets'
	amounts of	Gross	in the	Gross amounts not offset
	recognized	amounts	Consolidated	Financial		Net
(in thousands)	assets	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges	$1,919	$(286)	$1,633	$-	$-	$1,633
Derivatives not designated as hedges	6,422	(366)	6,056	-	-	6,056
Total	$8,341	$(652)	$7,689	$-	$-	$7,689

	At December 31, 2013
	Gross		Net amounts
	amounts of	Gross	included in the	Gross amounts not offset
	recognized	amounts	Consolidated	Financial		Net
(in thousands)	liabilities	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$(4,007)	$286	$(3,721)	$-	$3,721	$-
Derivatives not designated as hedges(1)	(6,419)	366	(6,053)	-	6,053	-
Securities sold under agreements to repurchase(2)	(138,494)	-	(138,494)	-	138,494	-
Total	$(148,920)	$652	$(148,268)	$-	$148,268	$-

(1)	Included in accrued interest and other liabilities
(2)	Separately stated in Consolidated Balance Sheets

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At December 31, 2014, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate under these swaps was 1.41%.  The swaps have remaining maturities ranging from three to four years.

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

In October 2014, the Company entered into a new interest-rate swap agreement on CoBiz Statutory Trust I that is effective upon the termination of the existing swap on March 17, 2015.  The swap is effective on March 17, 2015 and will fix the interest-rate on $20.0 million of variable-rate borrowings at 4.99% through March 17, 2022.

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2014, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense. During the next 12 months, the Company estimates that $0.8 million and $1.9 million will be reclassified as an increase to interest income and interest expense, respectively.

The following table reports the beginning and ending balances of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI
(in thousands)	2014	2013	2012
Beginning of year balance	$(2,370)	$(5,607)	$(5,275)
Net change	(470)	3,237	(332)
End of year balance	$(2,840)	$(2,370)	$(5,607)

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At December 31, 2014, the Company had interest rate swaps with a notional amount of $31.6 million used to hedge the change in the fair value of five commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the years ended December 31, 2014 and 2013 representing hedge ineffectiveness, was $0.2 million and $0.1 million, respectively.  Hedge ineffectiveness was immaterial for the year ended December 31, 2012.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At December 31, 2014, the Company had 108 interest-rate swaps with an aggregate notional amount of $263.8 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income.” During the years ending December 31, 2014 and 2013, the Company recorded $0.2 million in losses and $0.4 million in gains, respectively. Gains recorded for the year ended December 31, 2012 were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At December 31, 2014, the Company’s foreign currency holdings included British pounds, Euros, Japanese Yen, Mexican Pesos, and Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the consolidated balance sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the consolidated statement of operations.  At December 31, 2014, the Company had entered into forward contracts with a notional amount of $7.3 million that mature in the first quarter of 2015.  Net gains recognized during the year ended December 31, 2014 on foreign exchange forward contracts were immaterial.

11. Income Taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 are as follows:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Current tax provision (benefit):
Federal tax	$9,737	$7,497	$11,290
State tax	(109)	1,072	1,216
Total current tax provision	9,628	8,569	12,506

Deferred tax provision (benefit):
Federal tax	3,357	3,974	178
State tax	513	654	(21)
Net operating loss carryforward	1,649	154	595
Total deferred tax provision	5,519	4,782	752

Provision for income taxes	$15,147	$13,351	$13,258
Provision related to discontinued operations	$-	$86	$171

The primary component of deferred tax expense during 2014, 2013 and 2012 was attributable to timing differences in the allowance for loan and credit losses.  At December 31, 2014, the Company had a $21.0 million net operating loss carryforward for Colorado that originated in 2010 and 2009 and will expire on various dates between 2025 and 2027.  The state of Colorado does not allow net loss carrybacks, but allows net loss carryforwards of up to 15 years.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2014 and 2013.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

At December 31, 2014 and 2013, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets.  Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2014 and 2013.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges is included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2014 and 2013 are as follows:

	At December 31,
(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan and credit losses	$12,451	$14,054
Intangible assets	1,872	2,151
Other real estate owned	3,329	3,296
Deferred loan fees	472	415
Other accrued liabilities	1,325	2,324
Stock-based compensation	1,428	1,930
Interest on nonaccrual loans	577	412
Employee bonus	2,472	2,175
State operating loss carryforward	633	1,758
Other	136	1,657
Total deferred tax assets	$24,695	$30,172

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,538)	$(1,183)
Prepaid assets	(431)	(697)
FHLB stock dividends	(63)	(113)
Investment securities and derivatives	(2,655)	(1,673)
Total deferred tax liabilities	$(4,687)	$(3,666)

Net deferred tax assets	$20,008	$26,506

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2014, 2013, and 2012 is shown below:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Computed at the statutory rate (35%)	$15,454	$14,276	$13,126
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	1,336	1,373	1,177
Tax exempt income	(2,838)	(1,976)	(1,475)
Other - net	1,195	(322)	430
Actual tax provision (benefit)	$15,147	$13,351	$13,258

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2014 and 2013, the Company did not have any unrecognized benefits.

Penalties and interest are classified as income tax expense when incurred. Interest and penalties accrued during the year ended December 31, 2014 and 2013 were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

The Company received an Internal Revenue Service (IRS) determination letter dated January 4, 2013 stating the Congressional Joint Committee on Taxation completed its examination resulting in no exceptions to the conclusions reached for the Company’s 2009 and 2010 tax returns.  The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
Colorado	2010
Arizona	2010

12. Shareholders’ Equity

Common Stock – At December 31, 2014 and 2013, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2014	2013
Exercise of outstanding stock options	819,755	1,292,077
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	2,508,115	1,096,680
Future stock purchases through ESPP	273,188	116,637
	4,497,026	3,401,362

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

Warrant — The Company issued a warrant on December 19, 2008 as part of the Company’s participation in the TARP Capital Purchase program.  The warrant has a 10-year term and allows for the purchase of 895,968 shares of the Company’s common stock at an exercise price of $10.79 per share.

Dividends — The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent.  The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.  At December 31, 2014, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was positive.

Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2014, the Company was not in default on any of the junior subordinated debt issuances.

Dividends declared per common share for the years ended December 31, 2014, 2013, and 2012 were $0.15,  $0.12 and $0.07, respectively.  Dividends on the Series C Preferred Stock for the years ended December 31, 2014, 2013, and 2012 were $0.6 million, $0.9 million, and $2.9 million, respectively.

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

From the tenth calendar quarter through 4.5 years after closing of the SBLF Program transaction, the dividend rate on the Series C Preferred Stock will be fixed at or between one percent (1%) and nine percent (9%) based on the level of QSBL at that time, as compared to the baseline.  Based on QSBL through December 31, 2012, growth in QSBL exceeded the 10.0% required under the program to achieve the lowest dividend rate of 1% (effective April 1, 2013).  The Company was able to maintain the QSBL growth through the reporting period ending December 31, 2013, and has fixed the dividend rate at 1% through December 31, 2015.  If the Series C Preferred Stock remains outstanding after 2015, the dividend rate will increase to 9% beginning in 2016.

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

13. Accumulated Other Comprehensive Income (Loss) Reclassifications

The following table provides information on reclassifications out of accumulated comprehensive income:

	Year ended December 31,
AOCI component	2014	2013	2012	Affected line item in the Consolidated Statement of Income
Unrealized (gain) loss on AFS securities	$1,154	$439	$782	Net gain (loss) on securities, other assets and OREO
Tax (expense) benefit	(439)	(167)	(297)	Provision (benefit) for income taxes
	715	272	485

Cash flow hedges on loans	905	90	-	Interest and fees on loans
Cash flow hedges on debt	(2,215)	(2,185)	(2,061)	Interest expense on subordinated debentures
Unrealized (gain) loss on derivatives	(1,310)	(2,095)	(2,061)
Tax (expense) benefit	498	796	783	Provision (benefit) for income taxes
	(812)	(1,299)	(1,278)

Total reclassifications out of AOCI	$(97)	$(1,027)	$(793)

14.  Earnings per Common Share

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

Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2014	2013	2012
Net income from continuing operations	$29,007	$27,438	$24,246
Net income from discontinued operations	-	173	324
Net income	29,007	27,611	24,570
Preferred stock dividends	(574)	(944)	(2,815)
Net income available to common shareholders	28,433	26,667	21,755
Dividends and undistributed earnings allocated to participating securities	(434)	(457)	(335)
Earnings allocated to common shares (1)	$27,999	$26,210	$21,420

Weighted average common shares - issued	40,616,022	40,193,315	39,170,218
Average unvested restricted share awards	(609,276)	(724,821)	(613,710)
Weighted average common shares outstanding - basic	40,006,746	39,468,494	38,556,508
Effect of dilutive stock options and awards outstanding	205,847	160,862	45,878
Weighted average common shares outstanding - diluted	40,212,593	39,629,356	38,602,386
Weighted average antidilutive common shares outstanding (2)	676,248	1,530,263	2,785,855

Earnings per common share are as follows:
Basic - from continuing operations	$0.70	$0.66	$0.54
Diluted - from continuing operations	$0.70	$0.66	$0.54
Basic - from discontinued operations	$0.00	$0.00	$0.01
Diluted - from discontinued operations	$0.00	$0.00	$0.01
Basic	$0.70	$0.66	$0.55
Diluted	$0.70	$0.66	$0.55

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per share computation.

15. Employee Benefit and Stock Compensation Plans

Stock Options and Awards — The Company has adopted an equity plan to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues new shares upon exercise of a stock option award.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholder Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholder Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. The 2005 Plan was most recently amended at the May 15, 2014 Annual Shareholder Meeting to increase the authorized shares available to 5,250,000 and remove the restriction on the number of restricted stock awards.  Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2014, totaled 2,508,115.

During 2014, 2013 and 2012, the Company recognized compensation expense from continuing operations, net of estimated forfeitures, of $3.1 million, $2.7 million and $1.9 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $1.2 million, $1.0 million and $0.7 million on the compensation expense for 2014, 2013 and 2012, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2014, 2013, and 2012:

	2014			2013			2012
		Range			Range			Range
	Weighted			Weighted			Weighted
	average	Low	High	average	Low	High	average	Low	High
Risk-free interest rate	1.38%	0.79%	1.82%	0.96%	0.41%	1.80%	0.62%	0.34%	0.95%
Expected dividend yield	1.27%	1.05%	1.49%	1.42%	1.23%	1.67%	1.12%	0.65%	1.32%
Expected volatility	40.34%	29.38%	52.50%	49.80%	39.49%	65.77%	61.70%	45.52%	71.27%
Expected life (years)	3.9			4.1			4.0

The following tables summarize changes in shares under option and restricted stock award arrangement for the year ended December 31, 2014:

	2014
		Weighted average
Stock Option Awards	Shares	exercise price
Outstanding - beginning of year	1,292,077	$11.82
Granted	92,917	11.35
Exercised	(154,091)	7.25
Forfeited	(411,148)	17.73
Outstanding - end of year	819,755	$9.66
Exercisable - end of year	649,264	$9.59

There were 811,714 options vested or expected to vest with a weighted average price of $9.65 at December 31, 2014. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 2.8,  2.8 and 2.0 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at December 31, 2014 was $3.1 million, $3.1 million and $2.6 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $3.06,  $3.10 and $2.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.7 million and $0.7 million and $0.1, respectively.

	2014
		Weighted average
		grant date
Restricted Stock Awards	Shares	fair value
Unvested - beginning of year	681,578	$7.04
Granted	319,466	11.33
Vested	(343,162)	7.24
Forfeited	(22,284)	8.22
Unvested - end of year	635,598	$9.05

Total fair value of vested shares (in thousands)		$3,874

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $11.33,  $8.44 and $5.64, respectively.  The fair value of restricted stock amounts vested during the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $2.7 million and $0.5 million, respectively.

At December 31, 2014, there was $4.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the Company’s outstanding stock options:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	exercise	remaining	Number	exercise
Range of exercise price	outstanding	price	life (years)	exercisable	price
$4.49 - $6.62	176,433	$6.22	2.0	168,601	$6.21
$6.68 - $7.54	178,935	7.35	2.7	171,602	7.38
$7.57 - $11.00	166,261	9.43	5.4	64,685	9.39
$11.03 - $12.39	229,476	12.08	2.3	175,726	12.17
$13.73 - $20.75	68,650	16.95	0.3	68,650	16.95
	819,755	$9.66	2.8	649,264	$9.59

Employee Stock Purchase Plan (ESPP) — The ESPP was established in January 2000 and is administered by the Compensation Committee of the Company.  At the 2014 Annual Meeting, shareholders of the

Company approved an amendment to the ESPP, increasing the number of shares of common stock available for awards under the plan by 200,000.  Employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years presented in the table below.

	For the year ended December 31,
	2014	2013	2012
Available ESPP shares - beginning of year	116,637	163,933	229,833
Plan amendment increasing available shares	200,000	-	-
Purchases	(43,449)	(47,296)	(65,900)
Available ESPP shares - end of year	273,188	116,637	163,933

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the internal revenue service.  The Company may also make discretionary contributions within the limits of the 401(k) Plan and internal revenue service limitations.  The Company matched 4.5% of eligible compensation for the years ended December 31, 2014 and 2013, and 3.0% for 2012.  Employer contributions charged to expense for the years ended December 31, 2014, 2013, and 2012 were $1.5 million, $1.6 million and $1.1 million, respectively, and are included in the consolidated statements of income under the caption “Salaries and employee benefits.”

Supplemental Executive Retirement Plan — The Company had a Supplemental Executive Retirement Plan (SERP) that covered certain executive officers.  In 2012, the Company’s Compensation Committee conducted a review of the SERP as part of its ongoing assessment of overall compensation and determined that the SERP was no longer aligned with the Company’s compensation objectives.  On March 22, 2012, when all participants were fully vested, the Company terminated the SERP.  At December 31, 2013, the Company had accrued $2.4 million for the expected benefits under the SERP which is included in the consolidated balance sheets under the caption “Accrued interest and other liabilities.”  The SERP balances were fully distributed to the participants in 2014.

16. Commitments and Contingencies

Lease Commitments — The Company has various operating lease agreements for office space. Generally leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms.  The Company entered into a sublet agreement in 2014 for one leased location and at December 31, 2014, the future minimum sublease payment to be received is $1.5 million.  Leasehold improvements are amortized over the useful life of the improvements or the lease term if shorter.  Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2014, 2013, and 2012, was $5.1 million, $5.0 million and $5.3 million, respectively.

In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2014, one director of the Company has a remaining interest in the building. One other bank location is leased from an entity controlled by the same director.  Rent payments under the related party leases for the years ended December 31, 2014, 2013, and 2012, were $2.1 million, $2.2 million and $1.9 million, respectively, and the Company was current on these lease obligations at all times.  Future contractual obligations of $2.9 million will be paid to entities controlled by the director and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,
(in thousands)	Amount
2015	$5,547
2016	4,435
2017	3,631
2018	3,259
2019	1,771
Thereafter	1,896
Total	$20,539

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements:

	At December 31,
(in thousands)	2014	2013
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$793,208	$659,592

Commitments to originate consumer loans - personal lines of credit and equity lines	$32,072	$31,174

Overdraft protection plans	$15,322	$15,359

Letters of credit	$37,851	$46,130

Unfunded commitments for unconsolidated investments	$7,356	$6,607

Company guarantees	$2,160	$1,756

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $12.5 million in limited partnership interests of three entities, of which $7.4 million is unfunded at December 31, 2014. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.  The Company also provides guarantees to the FHLB for certain forgivable loans used to support affordable housing in our market areas.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2014, the Company held 78,573 shares of Federal Reserve Bank stock with a fair value of $3.9 million (par value of $50).  This investment represents 50% of the subscription amount due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $3.9 million due to the Federal Reserve Bank may be callable at their discretion.

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

17. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can trigger certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial condition and results of operations.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets.  At December 31, 2014 and 2013, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2014, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table shows the Company and Bank’s actual capital amounts and ratios and regulatory thresholds at December 31, 2014 and 2013

At December 31, 2014
(in thousands)	Company	Bank
Shareholders' equity	$308,769	$323,266
Disallowed intangible assets	(2,526)	-
Unrealized gain on available for sale securities	(7,168)	(7,168)
Unrealized loss on cash flow hedges	2,840	(230)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier 1 regulatory capital	$371,907	$315,868

Allowance for loan losses	$32,250	$31,878
Total risk-based regulatory capital	$404,157	$347,746

	Company			Bank
At December 31, 2014	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$371,907	$404,157	$371,907	$315,868	$347,746	$315,868
Well-capitalized requirement	154,767	257,946	149,380	152,987	254,978	147,834
Regulatory capital - excess	$217,140	$146,211	$222,527	$162,881	$92,768	$168,034
Capital ratios	14.4%	15.7%	12.4%	12.4%	13.6%	10.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

At December 31, 2013
(in thousands)	Company	Bank
Shareholders' equity	$281,085	$294,157
Disallowed intangible assets	(2,798)	-
Unrealized gain on available for sale securities	(5,100)	(5,100)
Unrealized loss on cash flow hedges	2,370	46
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier 1 regulatory capital	$345,549	$289,103

Allowance for loan losses	$29,888	$29,511
Total risk-based regulatory capital	$375,437	$318,614

	Company			Bank
At December 31, 2013	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$345,549	$375,437	$345,549	$289,103	$318,614	$289,103
Well-capitalized requirement	142,997	238,329	139,043	141,232	235,387	137,537
Regulatory capital - excess	$202,552	$137,108	$206,506	$147,871	$83,227	$151,566
Capital ratios	14.5%	15.7%	12.4%	12.3%	13.5%	10.5%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

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

Available for Sale Securities – At December 31, 2014, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of MBS, municipal securities, corporate debt securities, and TPS.  The fair value of the majority of MBS and municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and is therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company has also classified three TPS as Level 3 due to their illiquid nature and lack of trading activity.  In 2014, a single-issuer TPS of $0.7 million was transferred from Level 2 to Level 3 due to a lack of trading activity.  Unrealized gains on TPS Level 3 transfers and total net unrealized gains recognized in AOCI at December 31, 2014 and 2013 were immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At December 31, 2014 and 2013, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$283,504	$-	$283,504	$-
Trust preferred securities	59,655	21,737	31,164	6,754
Corporate debt securities	101,210	-	101,210	-
Municipal securities	15,446	-	15,446	-
Total available for sale securities	$459,815	$21,737	$431,324	$6,754

Derivatives:
Cash flow hedge	$437	$-	$437	$-
Fair value hedge	297	-	297	-
Non-designated hedges	4,103	-	4,103	-
Foreign exchange forward contracts	54	-	54	-
Total derivative assets	$4,891	$-	$4,891	$-

Liabilities
Derivatives:
Cash flow hedge	$5,017	$-	$5,017	$-
Fair value hedge	988	-	988	-
Non-designated hedges	4,284	-	4,284	-
Foreign exchange forward contracts	17	-	17	-
Total derivative liabilities	$10,306	$-	$10,306	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$333,211	$-	$333,211	$-
Trust preferred securities	82,324	46,252	30,036	6,036
Corporate debt securities	110,982	-	110,982	-
Municipal securities	8,616	-	8,616	-
Total available for sale securities	$535,133	$46,252	$482,845	$6,036

Derivatives:
Cash flow hedge	$184	$-	$184	$-
Fair value hedge	1,735	-	1,735	-
Non-designated hedges	6,422	-	6,422	-
Total derivative assets	$8,341	$-	$8,341	$-

Liabilities
Derivatives:
Cash flow hedge	$4,007	$-	$4,007	$-
Fair value hedge	6,409	-	6,409	-
Non-designated hedges	10	-	10	-
Total derivative liabilities	$10,426	$-	$10,426	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2014	2013
Beginning balance	$6,036	$980
Transfers and purchases	706	5,119
Net accretion	58	13
Unrealized loss included in comprehensive income	(46)	(76)
Ending balance	$6,754	$6,036

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At December 31, 2014	$15,734	$-	$-	$15,734
At December 31, 2013	$22,187	$-	$-	$22,187

During the years ended December 31, 2014 and 2013, the Company recorded a $0.4 million and $0.1 million provision for loan losses for impaired loans, respectively.  Net charge-offs of $0.1 million and $1.0 million on impaired loans were recorded for the years ended December 31, 2014 and 2013, respectively.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At December 31, 2014	$6,132	$-	$-	$6,132	$1,459
At December 31, 2013	$5,371	$-	$-	$5,371	$(708)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2014	2013
OREO recorded at fair value	$6,132	$5,371
Estimated selling costs	(313)	(274)
OREO	$5,819	$5,097

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for the years ended December 31, 2014 and 2013

(in thousands)	2014	2013
Beginning OREO balance	$5,097	$10,577
Additions	4,992	449
Sales	(5,305)	(5,221)
Net loss on sale and valuation adjustments	1,035	(708)
Ending OREO balance	$5,819	$5,097

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$6,754	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	14%	0% to 18%

Impaired loans
Commercial	$1,150	Market approach		Management discount for asset type	41%	77% to 6%
Real estate - mortgage	9,486	Income approach		Capitalization and/or discount rate	9%	9% to 10%
Real estate - mortgage	2,407	Sales comparison	(1)	Sales comparison adjustments	4%	-9% to 14%
Construction & land	679	Sales comparison	(1)	Sales comparison adjustments	3%	-24% to 5%
Consumer	2,012	Sales comparison	(1)	Sales comparison adjustments	7%	5% to 14%
Total	$15,734
OREO
Commercial	$455	Property appraisals		Management discount for property type and recent market volatility	19%	0% to 30%
Land acquisition & development	5,677	Property appraisals		Management discount for property type and recent market volatility	19%	17% to 50%
Total	$6,132

(1)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals.  The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach.  Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data.  Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values.  Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.  Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustment represent decreases.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$91,565	$91,565	$76,028	$76,028
Investment securities available for sale	459,815	459,815	535,133	535,133
Investment securities held to maturity	13,329	13,616	13,266	12,715
Other investments	11,477	11,477	8,397	8,397
Loans — net	2,372,810	2,371,756	2,047,309	2,045,447
Accrued interest receivable	9,617	9,617	8,770	8,770
Derivatives	4,891	4,891	8,341	8,341

Financial liabilities:
Deposits	$2,492,291	$2,492,340	$2,279,037	$2,279,996
Securities sold under agreements to repurchase	49,976	49,991	138,494	138,312
Short-term borrowings	112,469	112,469	-	-
Accrued interest payable	813	813	679	679
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	10,306	10,306	10,426	10,426

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. Segments

During 2014 the Company made organizational changes affecting the manner in which the chief operating decision maker reviews the Company.  Reportable segments under ASC Topic 280 – Segment Reporting were re-evaluated and as a result, the Company has aggregated the segments previously reported as Investment Banking, Wealth Management and Insurance into a new segment titled Fee-Based Lines.  The changes to our reporting segments are consistent with the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources.  None of the segments previously reported (Investment Banking, Wealth Management and Insurance) meet the quantitative thresholds under ASC 280 for separate reporting.  No changes were made to Commercial Banking or Corporate Support and Other.  All prior period disclosures have been adjusted to conform to the new presentation.

The Commercial Banking segment consists of the operations of CoBiz Bank, a full-service business banking institution.  Services provided include Commercial, Real Estate, and Private banking as well as treasury management, interest-rate hedging, and depository products.

The Fee-Based Lines segment consists of businesses offering products and services that are financial in nature and for which revenues are based on a percentage of an underlying basis such as deal value, managed assets or paid premiums.  Activities in this segment include investment banking services through GMB, investment advisory through CIM and insurance brokerage through CoBiz Insurance Inc.  GMB provides middle-market companies with merger and acquisition advisory services, institutional private placements of debt and equity, and other strategic financial advisory services.  CoBiz Insurance, Inc. offers property and casualty (P&C) and employee benefit group insurance (EB) broker agency to small- to mid-sized employers, commercial enterprises and individual lines to their owners.  CIM provides investment management advisory services to affluent individuals, families and businesses.

As discussed in Note 2, the Company exited the trust and wealth transfer business lines at December 31, 2012, that are disclosed as discontinued operations in the Fee-Based Lines.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2014
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$113,888	$6	$423	$114,317
Total interest expense	4,394	41	3,994	8,429
Provision for loan losses	(3,346)	-	(809)	(4,155)
Noninterest income	9,940	21,052	1,083	32,075
Noninterest expense	35,602	18,968	43,394	97,964
Management fees and allocations	23,988	1,115	(25,103)	-
Provision (benefit) for income taxes	30,926	819	(16,598)	15,147
Net income (loss)	$32,264	$115	$(3,372)	$29,007

Depreciation and amortization	2,316	949	21	3,286

Identifiable assets at December 31, 2014	$3,025,107	$14,979	$22,080	$3,062,166

	For the year ended December 31, 2013
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$105,719	$11	$397	$106,127
Total interest expense	5,195	61	5,170	10,426
Provision for loan losses	(7,330)	-	(1,474)	(8,804)
Noninterest income	11,907	18,578	427	30,912
Noninterest expense	35,265	18,224	41,139	94,628
Management fees and allocations	22,313	959	(23,272)	-
Provision (benefit) for income taxes	30,049	211	(16,909)	13,351
Net income (loss) from continuing operations	32,134	(866)	(3,830)	27,438
Income from discontinued operations, net of tax	-	173	-	173
Net income (loss)	$32,134	$(693)	$(3,830)	$27,611

Depreciation and amortization	2,564	1,074	32	3,670

Identifiable assets at December 31, 2013	$2,764,609	$15,403	$20,679	$2,800,691

	For the year ended December 31, 2012
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$105,757	$10	$361	$106,128
Total interest expense	6,886	41	5,823	12,750
Provision for loan losses	(3,546)	-	(1,187)	(4,733)
Noninterest income	12,646	17,716	197	30,559
Noninterest expense	32,964	18,508	39,694	91,166
Management fees and allocations	20,605	1,179	(21,784)	-
Provision (benefit) for income taxes	30,284	(331)	(16,695)	13,258
Net income (loss) from continuing operations	31,210	(1,671)	(5,293)	24,246
Income from discontinued operations, net of tax	-	324	-	324
Net income (loss)	$31,210	$(1,347)	$(5,293)	$24,570

Depreciation and amortization	2,649	1,321	34	4,004

Identifiable assets at December 31, 2012	$2,611,788	$18,517	$23,336	$2,653,641

20. Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below.  Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets	At December 31,
(in thousands)	2014	2013
Assets:
Cash on deposit at subsidiary bank	$24,495	$24,742
Investment in bank subsidiary	323,266	294,157
Investment in non-bank subsidiaries	29,878	27,846
Accounts receivable from bank subsidiary	498	172
Accounts receivable from non-bank subsidiaries	1,218	8,893
Other	17,291	16,539
Total assets	$396,646	$372,349

Liabilities and shareholders' equity:

Liabilities:
Accounts payable to bank subsidiary	$6,718	$8,237
Accounts payable to non-bank subsidiaries	7,337	5,817
Junior subordinated debentures	72,166	72,166
Other liabilities	1,656	5,044
Total liabilities	87,877	91,264

Shareholders' equity	308,769	281,085
Total liabilities and shareholders' equity	$396,646	$372,349

Condensed Statements of Income	For the years ended December 31,
(in thousands)	2014	2013	2012
Income:
Management fees	$4,397	$4,457	$3,861
Dividends from bank subsidiary	8,116	8,000	-
Dividends from non-bank subsidiaries	1,898	6,123	3,704
Interest income	181	243	272
Other income	1,102	445	342
Total income	15,694	19,268	8,179

Expenses:
Salaries and employee benefits	4,408	4,255	4,715
Interest expense	4,122	5,360	6,041
Other expense	2,203	2,441	2,344
Total expenses	10,733	12,056	13,100
Loss before income taxes	4,961	7,212	(4,921)
Benefit for income taxes	(1,402)	(2,748)	(3,333)
Net loss before equity in undistributed
earnings of subsidiaries	6,363	9,960	(1,588)
Equity in undistributed earnings of subsidiaries	22,644	17,651	26,158
Net income	$29,007	$27,611	$24,570

Condensed Statements of Cash Flows	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$29,007	$27,611	$24,570
Equity in undistributed earnings of subsidiaries	(22,644)	(17,651)	(26,158)
Stock-based compensation	584	487	335
Change in other assets and liabilities	2,205	8,195	1,340
Net cash provided by operating activities	9,152	18,642	87

Cash flows from investing activities:
Net advances (to) from subsidiaries	(3,372)	(878)	548
Other	(31)	(18)	(25)
Net cash provided by (used in) investing activities	(3,403)	(896)	523

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,570	1,960	12,582
Taxes paid in net settlement of restricted stock	(1,045)	(297)	-
Redemption of subordinated notes payable	-	(20,984)	-
Dividends paid on common stock	(6,076)	(4,820)	(2,747)
Dividends paid on preferred stock	(574)	(1,465)	(2,868)
Other	129	5	-
Net cash provided by (used in) financing activities	(5,996)	(25,601)	6,967

Net increase (decrease) in cash and cash equivalents	(247)	(7,855)	7,577
Cash and cash equivalents - beginning of year	24,742	32,597	25,020
Cash and cash equivalents - end of year	$24,495	$24,742	$32,597

21.  Supplemental Financial Data

Other income and Other expense as shown in the consolidated statements of income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

Other noninterest income	Year ended December 31,
(in thousands)	2014	2013	2012
Loan Fees	$1,751	$1,950	$1,325
Other customer service fees	2,170	1,620	1,415
Bank-owned life insurance earnings	1,594	1,295	1,286
Private equity investment income	(56)	897	2,240
Interest rate swap fees	(106)	1,201	1,490
Other income	72	56	184
Total	$5,425	$7,019	$7,940

Other noninterest expense	Year ended December 31,
(in thousands)	2014	2013	2012
Marketing and business development	$3,090	$2,810	$2,425
Service contracts	4,027	3,569	2,295
Professional fees	2,475	2,337	1,991
Office supplies and delivery	1,550	1,541	1,559
Charitable donations	714	993	826
Other expense	2,868	1,826	3,470
Total	$14,724	$13,076	$12,566

22. Selected Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years.  During the fourth quarter of 2012, the Company exited its trust and wealth transfer business lines reported in the table below as discontinued operations.  See Note 2 – Discontinued Operations for additional detail.  Earnings per common share as noted below have not been separated between continuing and discontinued operations, as disclosed in Note 14 – Earnings per Common Share.

	2014				2013
(in thousands)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Interest income	$29,611	$29,205	$28,510	$26,991	$26,954	$26,961	$26,160	$26,052
Interest expense	2,043	2,143	2,157	2,086	2,178	2,586	2,795	2,867
Net interest income	27,568	27,062	26,353	24,905	24,776	24,375	23,365	23,185
Income before income taxes	10,522	12,206	13,099	8,327	10,984	9,874	11,261	8,670
Net income from continuing operations	6,982	7,891	8,617	5,517	7,275	7,025	7,262	5,876
Income from discontinued operations, net of tax	-	-	-	-	-	-	-	173
Net income	6,982	7,891	8,617	5,517	7,275	7,025	7,262	6,049

Basic earnings per share(1)	$0.17	$0.19	$0.21	$0.13	$0.18	$0.17	$0.18	$0.14

Diluted earnings per share(1)	$0.17	$0.19	$0.21	$0.13	$0.18	$0.17	$0.18	$0.14

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal earnings per share for the year as disclosed elsewhere in this report.