Form 10-Q
period 2015-03-31
COBIZ FINANCIAL INC
filed 2015-04-24
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 40,994,728 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 23, 2015.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At March 31, 2015 and December 31, 2014

	March 31,	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Cash and due from banks	$63,336	$54,629
Interest-bearing deposits and federal funds sold	7,548	36,936
Total cash and cash equivalents	70,884	91,565

Investment securities available for sale (cost of $157,462 and $448,253, respectively)	161,291	459,815
Investment securities held to maturity (fair value of $315,329 and $13,616, respectively)	314,558	13,329
Other investments	12,337	11,477
Total investments	488,186	484,621

Loans - net of allowance for loan losses of $32,502 and $32,765, respectively	2,417,040	2,372,810
Intangible assets - net of amortization of $6,347 and $6,197, respectively	2,376	2,526
Bank-owned life insurance	48,384	48,040
Premises and equipment - net of depreciation of $38,589 and $37,953, respectively	6,977	7,250
Accrued interest receivable	10,146	9,617
Deferred income taxes, net	17,273	20,008
Other real estate owned - net of valuation allowance of $8,793 and $8,760, respectively	5,786	5,819
Other	23,174	19,910
TOTAL ASSETS	$3,090,226	$3,062,166

Liabilities
Deposits
Noninterest-bearing demand	$1,060,054	$1,073,164
Interest-bearing demand	589,401	531,365
Money market	687,199	661,519
Savings	16,811	15,236
Certificates of deposits	193,752	211,007
Total deposits	2,547,217	2,492,291
Securities sold under agreements to repurchase	58,814	49,976
Other short-term borrowings	73,000	112,469
Accrued interest and other liabilities	23,400	26,495
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,774,597	2,753,397

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 100,000,000 shares authorized; 40,988,178 and 40,770,390 issued and outstanding, respectively	405	401
Additional paid-in capital	246,738	245,020
Accumulated earnings	63,886	59,019
Accumulated other comprehensive income (AOCI), net of income tax of $2,820 and $2,655, respectively	4,599	4,328
TOTAL SHAREHOLDERS' EQUITY	315,629	308,769
TOTAL LIABILITIES AND EQUITY	$3,090,226	$3,062,166

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended
	March 31,
(in thousands, except per share amounts)	2015	2014
INTEREST INCOME:
Interest and fees on loans	$26,472	$22,743
Interest and dividends on investment securities:
Taxable securities	3,266	4,099
Nontaxable securities	84	55
Dividends on securities	116	70
Interest on federal funds sold and other	26	24
Total interest income	29,964	26,991
INTEREST EXPENSE:
Interest on deposits	895	987
Interest on short-term borrowings and securities sold under agreements to repurchase	61	83
Interest on subordinated debentures	1,007	1,016
Total interest expense	1,963	2,086
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,001	24,905
Provision for loan losses	(789)	(1,888)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,790	26,793
NONINTEREST INCOME:
Service charges	1,493	1,376
Investment advisory income	1,495	1,422
Insurance income	2,950	2,762
Other income	1,380	(66)
Total noninterest income	7,318	5,494
NONINTEREST EXPENSE:
Salaries and employee benefits	18,140	16,320
Occupancy expenses, premises and equipment	3,149	3,097
Amortization of intangibles	150	151
FDIC and other assessments	448	407
Other real estate owned and loan workout costs	26	341
Net (gain) loss on securities, other assets and other real estate owned	31	(184)
Other expense	3,419	3,277
Total noninterest expense	25,363	23,409
INCOME BEFORE INCOME TAXES	10,745	8,878
Provision for income taxes	3,342	3,050
NET INCOME FROM CONTINUING OPERATIONS	7,403	5,828
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(113)	(551)
Benefit for income taxes	42	240
Net loss from discontinued operations	(71)	(311)
NET INCOME	$7,332	$5,517

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,189	$5,374

EARNINGS PER COMMON SHARE:
Basic - Continuing	$0.18	$0.14
Diluted - Continuing	$0.18	$0.14
Basic - Discontinued	$0.00	$(0.01)
Diluted - Discontinued	$0.00	$(0.01)
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended
	March 31,
(in thousands)	2015	2014
Net income	$7,332	$5,517
Other comprehensive income items:
Available for sale securities:
Net unrealized gain	1,088	3,341
Reclassification to operations	-	39
Reclassification for net unrealized holding gains transferred to held to maturity	(8,821)	-
	(7,733)	3,380
Held to maturity securities:
Net unrealized gain on securities transferred	8,821	-
Reclassification to operations	(188)	-
	8,633	-
Cash flow hedges:
Net unrealized loss	(767)	(762)
Reclassification to operations	303	359
	(464)	(403)
Total other comprehensive income items	436	2,977

Income tax provision:
Available for sale securities:
Net unrealized gain	413	1,270
Reclassification to operations	-	15
Reclassification for net unrealized holding gains transferred to held to maturity	(3,352)	-
	(2,939)	1,285
Held to maturity securities:
Net unrealized gain on securities transferred	3,352	-
Reclassification to operations	(72)	-
	3,280	-
Cash flow hedges:
Net unrealized loss	(291)	(289)
Reclassification to operations	115	136
	(176)	(153)
Total income tax provision	165	1,132
Other comprehensive income, net of tax	271	1,845
Comprehensive income	$7,603	$7,362

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended
	March 31,
(in thousands)	2015	.	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,332		$5,517
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	534		576
Depreciation and amortization	786		816
Accretion of net loan fees	(417)		(322)
Provision for loan and credit losses	(789)		(1,888)
Stock-based compensation	1,165		1,014
Deferred income taxes	2,567		3,522
Excess tax benefit from stock-based compensation	(543)		(452)
Bank-owned life insurance	(344)		(318)
Net (gain) loss on securities, other assets and other real estate owned	31		(184)
Other operating activities, net	(410)		1,228
Changes in operating assets and liabilities:
Accrued interest and other liabilities	(7,472)		(12,371)
Accrued interest receivable	(529)		(526)
Other assets	612		1,273
Net cash provided by (used in) operating activities	2,523		(2,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(4,057)		(9)
Proceeds from other investments	3,469		133
Purchase of investment securities available for sale	(413)		(3,394)
Maturity of investment securities available for sale	2,998		20,289
Purchase of investment securities held to maturity	(16,634)		-
Maturity of investment securities held to maturity	11,712		14
Net proceeds from sale of loans, OREO and repossessed assets	979		6,409
Loan originations and repayments, net	(43,311)		(72,544)
Purchase of premises and equipment	(363)		(667)
Net cash used in investing activities	(45,620)		(49,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market, and savings accounts	72,181		50,236
Net decrease in certificates of deposits	(17,255)		(6,537)
Net increase (decrease) in short-term borrowings	(39,469)		60,001
Net increase (decrease) in securities sold under agreements to repurchase	8,838		(48,973)
Proceeds from issuance of common stock, net	489		273
Taxes paid in net settlement of restricted stock	(1,141)		(1,015)
Dividends paid on common stock	(1,627)		(1,389)
Dividends paid on preferred stock	(143)		(143)
Excess tax benefit from stock-based compensation	543		452
Other financing activities, net	-		3
Net cash provided by financing activities	22,416		52,908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,681)		1,024
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,565		76,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,884		$77,052

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz GMB, Inc. provided investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB), until its discontinuation on March 31, 2015.  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Investment Management, LLC (CIM).

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

The Condensed Consolidated Financial Statements include entities in which the Parent has a controlling financial interest.  These entities include: the Bank; CoBiz Insurance, Inc.; CoBiz GMB, Inc.; and CoBiz IM. Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE).

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has

7 | Page

a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at March 31, 2015 or December 31, 2014.

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

	Three months ended
	March 31,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$1,798	$1,944
Income taxes	2,990	3,306

Other noncash activities:
Available for sale securities transferred to held to maturity	$288,598	$-
Loans transferred to held for sale	979	6,000

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

Investment securities held to maturity consist of MBS, bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income.  Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

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

8 | Page

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

9 | Page

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The net cash flows from these hedges are classified in operating activities within the Condensed Consolidated Statements of Cash Flows with the hedged items.  The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement.  The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions.  FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments.  See Note 7 – Derivatives.

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Loss From Discontinued Operations, Net of Income Taxes —   During the first quarter of 2015, the Company ceased the operations of GMB due to increasing regulatory compliance costs and in order to focus on activities that provide recurring revenue. GMB’s revenues were transactional and highly dependent on deal volume which could vary significantly from period to period.  The Company does not expect any significant continuing involvement because GMB’s business ceased and GMB’s broker-dealer status was terminated as of March 31, 2015. The primary assets and liabilities of GMB, comprised of cash and accrued compensation, were immaterial at March 31, 2015. GMB was a component of the Fee-Based Lines segment.

The operating results of GMB have been retrospectively presented as discontinued operations for all periods presented.  The table below presents the results of GMB for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014
Noninterest income	$623	$187
Noninterest expense	736	738
Loss before income taxes	(113)	(551)
Benefit for income taxes	42	240
Net loss from discontinued operations	$(71)	$(311)

The net loss before income taxes approximates total cash flows from operating activities of the discontinued operation.  Cash flows from investing activities were not material.

10 | Page

2.  Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2015-02, Consolidation (Topic 810) (ASU 2015-02).  ASU 2015-02 is intended to address stakeholders’ concerns about the accounting for consolidation of certain legal entities.  ASU 2015-02 has provisions that affect limited partnerships and similar legal entities, the evaluation of fee arrangements as variable interests and the effect fee arrangements have on the primary beneficiary determination.  ASU 2015-02 also rescinds the indefinite deferral included in ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, for legal entities operated in accordance with the requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company is currently evaluating the effects of ASU 2015-02 on its financial statements and disclosures, if any.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (ASU 2015-03).  The amendments in ASU 2015-03 are intended to reduce complexity in accounting standards on the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  ASU 2015-03 requires debt issuance costs related to a debt liability to be presented as a direct deduction from the carrying amount of the debt liability.  Previously, debt issuance costs were reported in the balance sheet as a deferred charge.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Implementation of ASU 2015-03 will not have a material impact to the Company’s financial statements and disclosures.

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in common shareholder basic earnings per share for the three months

11 | Page

ended March 31, 2015 and 2014.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
(in thousands, except share amounts)	2015	2014
Net income from continuing operations	$7,403	$5,828
Net loss from discontinued operations	(71)	(311)
Net income	7,332	5,517
Preferred stock dividends	(143)	(143)
Net income available to common shareholders	7,189	5,374
Dividends and undistributed earnings allocated to participating securities	(105)	(92)
Earnings allocated to common shares (1)	$7,084	$5,282

Weighted average common shares - issued	40,831,064	40,450,516
Average unvested restricted share awards	(590,683)	(684,662)
Weighted average common shares outstanding - basic	40,240,381	39,765,854
Effect of dilutive stock options and awards outstanding	215,352	212,739
Weighted average common shares outstanding - diluted	40,455,733	39,978,593
Weighted average antidilutive securities outstanding (2)	273,409	584,009

Basic earnings per common share - continuing operations	$0.18	$0.14
Diluted earnings per common share - continuing operations	$0.18	$0.14

Basic earnings per common share - discontinued operations	$(0.00)	$(0.01)
Diluted earnings per common share - discontinued operations	$(0.00)	$(0.01)

Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.18	$0.13

Dividends declared per share	$0.04	$0.035

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per share computation.

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2015				At December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$-	$-	$-	$-	$275,855	$8,052	$403	$283,504
Trust preferred securities	57,029	2,072	502	58,599	57,974	2,127	446	59,655
Corporate debt securities	97,065	2,302	149	99,218	99,249	2,186	225	101,210
Municipal securities	3,368	115	9	3,474	15,175	280	9	15,446
Total AFS	$157,462	$4,489	$660	$161,291	$448,253	$12,645	$1,083	$459,815
Held to maturity securities (HTM):
Mortgage-backed securities	$287,823	$679	$158	$288,344	$140	$4	$-	$144
Trust preferred securities	13,214	287	18	13,483	13,189	294	11	13,472
Municipal securities	13,521	6	25	13,502	-	-	-	-
Total HTM	$314,558	$972	$201	$315,329	$13,329	$298	$11	$13,616

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  The Company believes the HTM category is

12 | Page

more consistent with the Company’s intent for these securities.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $8.6 million at March 31, 2015.  Such amounts are amortized over the remaining life of the securities.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2015, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$21,612	$21,817	$593	$594
Due after one year through five years	60,392	62,027	3,996	3,984
Due after five years through ten years	18,429	18,848	8,348	8,343
Due after ten years	57,029	58,599	13,798	14,064
Mortgage-backed securities	-	-	287,823	288,344
	$157,462	$161,291	$314,558	$315,329

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $158.5 million and $171.1 million were pledged to secure public deposits of $130.5 million and $122.3 million, at March 31, 2015 and December 31, 2014, respectively.  Securities sold under agreements to repurchase of $58.8 million and $50.0 million at March 31, 2015 and December 31, 2014, respectively, consisted primarily of MBS with an estimated fair value of $62.4 million and $54.7 million, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at March 31, 2015 and December 31, 2014.

13 | Page

There were 134 and 44 securities in the tables below at March 31, 2015 and December 31, 2014, respectively, in an unrealized loss position.

	March 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$18,891	$335	$5,382	$167	$24,273	$502
Corporate debt securities	2,469	30	3,342	119	5,811	149
Municipal securities	761	9	-	-	761	9
Total AFS	$22,121	$374	$8,724	$286	$30,845	$660

HTM
Mortgage-backed securities	$79,001	$158	$-	$-	$79,001	$158
Trust preferred securities	10,527	25	-	-	10,527	25
Municipal securities	838	18	-	-	838	18
Total HTM	$90,366	$201	$-	$-	$90,366	$201

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$9,699	$12	$26,470	$391	$36,169	$403
Trust preferred securities	17,175	48	6,145	398	23,320	446
Corporate debt securities	5,856	117	4,924	108	10,780	225
Municipal securities	773	9	-	-	773	9
Total AFS	$33,503	$186	$37,539	$897	$71,042	$1,083

HTM
Trust preferred securities	$845	$11	$-	$-	$845	$11

Other investments at March 31, 2015 and December 31, 2014, consist of the following:

	March 31,	December 31,
(in thousands)	2015	2014
Bank stocks — at cost	$10,165	$9,305
Investment in statutory trusts — equity method	2,172	2,172
Total	$12,337	$11,477

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at March 31, 2015, did not consider the investment to be other-than-temporarily impaired.

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

14 | Page

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	At March 31, 2015	At December 31, 2014
Commercial	$1,033,673	$977,628
Real estate - mortgage	975,507	990,594
Construction & land	180,734	182,869
Consumer	213,495	207,921
Other	46,858	47,904
Loans held for investment	2,450,267	2,406,916

Allowance for loan losses	(32,502)	(32,765)
Unearned net loan fees	(725)	(1,341)
Total net loans	$2,417,040	$2,372,810

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which had a $73.0 million balance outstanding at March 31, 2015, was collateralized by loans of $851.5 million with a lending value of $578.5 million.

15 | Page

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in lending. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action for loans showing signs of deterioration in quality.  The Company also has a systematic process to evaluate individual loans and pools of loans within our loan portfolio. The Company maintains a loan grading system whereby each loan is assigned a grade between 1 and 8, with 1 representing the highest quality credit, 7 representing a nonaccrual loan where collection or liquidation in full is highly questionable and improbable, and 8 representing a loss that has been or will be charged-off.  Grades are assigned based upon the degree of risk associated with repayment of a loan in the normal course of business pursuant to the original terms.  Loans that are graded 5 or better are categorized as non-classified credits while loans graded 6 and worse are categorized as classified credits.  Loan grade changes are evaluated on a monthly basis.  Loans above a certain dollar amount that are adversely graded are reported to the Special Assets Group Manager and the Chief Credit Officer along with current financial information, a collateral analysis and an action plan.

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2015 and December 31, 2014 is summarized below:

	At March 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,642	$4,662	$137,304
Finance and insurance	77,762	384	78,146
Healthcare	96,476	-	96,476
Real estate services	117,458	2,216	119,674
Construction	52,406	2,546	54,952
Wholesale and retail trade	65,290	3,166	68,456
Other	476,482	2,183	478,665
	1,018,516	15,157	1,033,673
Real estate - mortgage
Residential & commercial owner-occupied	410,759	17,034	427,793
Residential & commercial investor	544,610	3,104	547,714
	955,369	20,138	975,507

Construction & land	180,293	441	180,734

Consumer	212,514	981	213,495
Other	46,783	75	46,858
Total loans held for investment	$2,413,475	$36,792	$2,450,267
Unearned net loan fees			(725)
Net loans held for investment			$2,449,542

16 | Page

	At December 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,617	$4,501	$126,118
Finance and insurance	80,948	99	81,047
Healthcare	91,631	180	91,811
Real estate services	110,031	2,357	112,388
Construction	53,513	2,982	56,495
Wholesale and retail trade	68,811	3,484	72,295
Other	435,337	2,137	437,474
	961,888	15,740	977,628
Real estate - mortgage
Residential & commercial owner-occupied	409,659	12,749	422,408
Residential & commercial investor	563,657	4,349	568,006
Other	180	-	180
	973,496	17,098	990,594

Construction & land	181,641	1,228	182,869

Consumer	205,131	2,790	207,921
Other	47,820	84	47,904
Total loans held for investment	$2,369,976	$36,940	$2,406,916
Unearned net loan fees			(1,341)
Net loans held for investment			$2,405,575

17 | Page

Transactions in the allowance for loan losses by segment for the three months ended March 31, 2015 and 2014 are summarized below:

	Three months ended March 31,
(in thousands)	2015	2014
Allowance for loan losses, beginning of period
Commercial	$14,614	$14,103
Real estate - mortgage	12,463	14,919
Construction & land	2,316	3,346
Consumer	2,329	2,471
Other	488	479
Unallocated	555	1,732
Total	32,765	37,050

Provision
Commercial	$756	$645
Real estate - mortgage	(1,536)	(1,574)
Construction & land	(172)	(688)
Consumer	(27)	20
Other	292	7
Unallocated	(102)	(298)
Total	(789)	(1,888)

Charge-offs
Commercial	$(240)	$(118)
Real estate - mortgage	(148)	(33)
Construction & land	(104)	(46)
Consumer	(20)	(3)
Other	(280)	-
Total	(792)	(200)

Recoveries
Commercial	$48	$140
Real estate - mortgage	1,082	149
Construction & land	188	303
Consumer	-	49
Total	1,318	641

Allowance for loan losses, end of period
Commercial	$15,178	$14,770
Real estate - mortgage	11,861	13,461
Construction & land	2,228	2,915
Consumer	2,282	2,537
Other	500	486
Unallocated	453	1,434
Total	$32,502	$35,603

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

18 | Page

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

19 | Page

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At March 31, 2015				At December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$21,249	$3,569	$1,012,940	$11,609	$20,415	$3,441	$957,284	$11,173
Real estate - mortgage	7,784	259	967,001	11,602	17,803	281	971,916	12,182
Construction & land	3,170	252	176,579	1,976	4,004	280	177,860	2,036
Consumer	948	134	212,595	2,148	2,506	139	205,449	2,190
Other	76	5	47,200	495	84	6	48,254	482
Unallocated	-	-	-	453	-	-	-	555
Total	$33,227	$4,219	$2,416,315	$28,283	$44,812	$4,147	$2,360,763	$28,618

Information on impaired loans at March 31, 2015 and December 31, 2014 is reported in the following tables:

	At March 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$6,923	$6,660	$6,346	$314	$648
Finance and insurance	383	383	383	-	213
Real estate services	8,344	8,344	8,344	-	766
Construction	1,477	1,477	1,388	89	187
Wholesale and retail trade	3,634	2,956	2,659	297	1,500
Other	1,926	1,429	1,429	-	255
	22,687	21,249	20,549	700	3,569
Real estate - mortgage
Residential & commercial owner-occupied	2,583	2,583	1,138	1,445	101
Residential & commercial investor	5,201	5,201	4,847	354	158
	7,784	7,784	5,985	1,799	259

Construction & land	3,203	3,170	3,140	30	252

Consumer	948	948	611	337	134
Other	76	76	76	-	5
Total	$34,698	$33,227	$30,361	$2,866	$4,219

20 | Page

	At December 31, 2014
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,169	$4,887	$4,833	$54	$431
Finance and insurance	99	99	99	-	53
Healthcare	140	140	140	-	9
Real estate services	8,469	8,469	8,469	-	782
Construction	2,050	2,050	1,961	89	296
Wholesale and retail trade	3,713	3,091	2,741	350	1,611
Other	1,989	1,679	1,670	9	259
	21,629	20,415	19,913	502	3,441
Real estate - mortgage
Residential & commercial owner-occupied	3,063	3,050	1,183	1,867	117
Residential & commercial investor	6,210	6,210	4,885	1,325	164
	9,273	9,260	6,068	3,192	281

Construction & land	4,038	4,004	3,325	679	280

Consumer	2,506	2,506	494	2,012	139
Other	84	84	84	-	6
Total	$37,530	$36,269	$29,884	$6,385	$4,147

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

	Impaired loans
	Three months ended March 31,
	2015		2014
	Average	Interest	Average	Interest
(in thousands)	Recorded	income	Recorded	income
Commercial
Manufacturing	$5,553	$84	$3,635	$40
Finance and insurance	192	3	515	6
Healthcare	-	-	262	2
Real estate services	8,392	74	7,433	62
Construction	1,537	18	1,866	21
Wholesale and retail trade	3,015	8	224	6
Other	1,366	20	3,373	34
	20,055	207	17,308	171
Real estate - mortgage
Residential & commercial owner-occupied	2,464	10	7,916	36
Residential & commercial investor	5,223	40	7,470	68
	7,687	50	15,386	104

Construction & land	3,272	29	8,008	43

Consumer	959	6	813	7
Other	81	2	-	-
Total	$32,054	$294	$41,515	$325

21 | Page

The table below summarizes transactions as it relates to troubled debt restructurings during the three months ended March 31, 2015.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2014	$27,275	$2,915	$30,190
New restructurings	2,124	394	2,518
Change in accrual status	(55)	55	-
Paydowns	(2,205)	(941)	(3,146)
Net charge-offs	-	(142)	(142)
Ending balance at March 31, 2015	$27,139	$2,281	$29,420

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2015 and 2014.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended March 31, 2015			Three months ended March 31, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	3	$1,926	$1,802	-	$-	$-
Construction	2	858	30	2	300	350
Wholesale and retail trade	1	85	10	1	47	41
Other	3	547	166	2	150	90
	9	3,416	2,008	5	497	481

Real estate - mortgage
Residential & commercial owner-occupied	1	369	364	1	2,639	2,187
Residential & commercial investor	-	-	-	1	2,071	2,071
	1	369	364	2	4,710	4,258
Construction & land	-	-	-	1	121	115
Consumer	1	148	146	1	10	10
Total	11	$3,933	$2,518	9	$5,338	$4,864

Troubled debt restructurings during the three months ended March 31, 2015 and 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March 31, 2015 and 2014.

The following table presents troubled loans restructured within the past 12 months with a payment default during the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015		2014
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Manufacturing	1	$55	-	$-
Wholesale and retail trade	1	247	-	-
	2	302	-	-
Construction & land	-	-	1	2,615
Other	1	76	-	-
Total	3	$378	1	$2,615

At March 31, 2015 and December 31, 2014 there were $2.9 million and $2.4 million in outstanding commitments on restructured loans, respectively.

22 | Page

The Company’s nonaccrual loans by class at March 31, 2015 and December 31, 2014 are reported in the following table:

(in thousands)	At March 31, 2015	At December 31, 2014
Commercial
Manufacturing	$325	$66
Finance and insurance	334	50
Real estate services	181	212
Construction	182	312
Wholesale and retail trade	2,446	2,491
Other	170	186
Total commercial	3,638	3,317

Real estate - mortgage
Residential & commercial owner-occupied	1,631	2,091
Residential & commercial investor	354	1,325
Total real estate - mortgage	1,985	3,416

Construction & land	30	135

Consumer	435	2,126
Total nonaccrual loans	$6,088	$8,994

The tables below summarize the aging of the Company’s loan portfolio at March 31, 2015 and December 31, 2014. At March 31, 2015, the Company did not have any loans 90 days or more past due and accruing.

	At March 31, 2015
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$259	$55	$314	$136,990	$137,304
Finance and insurance	394	100	-	494	77,652	78,146
Healthcare	23	-	-	23	96,453	96,476
Real estate services	-	-	-	-	119,674	119,674
Construction	30	-	89	119	54,833	54,952
Wholesale and retail trade	500	206	2,157	2,863	65,593	68,456
Other	139	-	-	139	478,526	478,665
	1,086	565	2,301	3,952	1,029,721	1,033,673
Real estate - mortgage
Residential & commercial owner-occupied	-	207	-	207	427,586	427,793
Residential & commercial investor	-	-	-	-	547,714	547,714
	-	207	-	207	975,300	975,507

Construction & land	-	-	-	-	180,734	180,734

Consumer	12	-	29	41	213,454	213,495
Other	-	-	-	-	46,858	46,858
Total loans held for investment	$1,098	$772	$2,330	$4,200	$2,446,067	$2,450,267
Unearned net loan fees						(725)
Net loans held for investment						$2,449,542

23 | Page

	At December 31, 2014
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$45	$9	$-	$54	$126,064	$126,118	$-
Finance and insurance	-	-	-	-	81,047	81,047	-
Healthcare	193	-	-	193	91,618	91,811	-
Real estate services	-	-	-	-	112,388	112,388	-
Construction	-	-	122	122	56,373	56,495	-
Wholesale and retail trade	247	-	2,095	2,342	69,953	72,295	161
Other	-	-	9	9	437,465	437,474	-
	485	9	2,226	2,720	974,908	977,628	161
Real estate - mortgage
Residential & commercial owner-occupied	-	-	473	473	421,935	422,408	-
Residential & commercial investor	235	-	-	235	567,771	568,006	-
Other	-	-	-		180	180
	235	-	473	708	989,886	990,594	-

Construction & land	-	-	104	104	182,765	182,869	-

Consumer	176	253	1,954	2,383	205,538	207,921	-
Other	-	-	-	-	47,904	47,904	-
Total loans held for investment	$896	$262	$4,757	$5,915	$2,401,001	$2,406,916	$161
Unearned net loan fees						(1,341)
Net loans held for investment						$2,405,575

6.  Accumulated Other Comprehensive Income (Loss) Reclassifications

The following table provides information on reclassifications out of accumulated comprehensive income:

	Three months ended March 31,
AOCI component	2015	2014	Line item in Condensed Consolidated Statement of Income
Available for sale securities:
Realized loss	$-	(39)	Net gain (loss) on securities, other assets and OREO
Tax benefit	-	15	Provision for income taxes
Subtotal	-	(24)
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	$188	-	Interest on taxable / nontaxable securities
Tax expense	(72)	-	Provision for income taxes
Subtotal	116	-
Cash flow hedges:
Loans	232	186	Interest and fees on loans
Debt	(535)	(545)	Interest expense on subordinated debentures
Realized loss	(303)	(359)
Tax benefit	115	136	Provision for income taxes
Subtotal	(188)	(223)

Total reclassifications out of AOCI	$(72)	$(247)

7.  Derivatives

ASC 815 contains the authoritative guidance on accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.   As required by ASC 815, the Company records all derivatives on the consolidated balance sheets at fair value.

24 | Page

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

At March 31, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $12.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11.7 million against its obligations under these agreements.  At March 31, 2015, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2015	2014	classification	2015	2014
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$955	$437	Accrued interest and other liabilities	$5,999	$5,017
Fair value hedge - interest rate swap	Other assets	$14	$297	Accrued interest and other liabilities	$1,473	$988

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,749	$4,103	Accrued interest and other liabilities	$4,973	$4,284
Foreign exchange forward contracts	Other assets	$286	$54	Accrued interest and other liabilities	$123	$17

25 | Page

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At March 31, 2015
			Net amounts
			included in
			other assets'
	Gross	Gross	in the Condensed	Gross amounts not offset
	amounts of	amounts	Consolidated	Financial		Net
	recognized assets	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$969	$-	$969	$(349)	$-	$620
Derivatives not designated as hedges(1)	5,035	-	5,035	(139)	-	4,896
Total	$6,004	$-	$6,004	$(488)	$-	$5,516

	At March 31, 2015
			Net amounts
			included in
			other liabilities'
	Gross	Gross	in the Condensed	Gross amounts not offset
	amounts of	amounts	Consolidated	Financial		Net
	recognized liabilities	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,472)	$-	$(7,472)	$349	$7,123	$-
Derivatives not designated as hedges(2)	(5,096)	-	(5,096)	139	4,587	(370)
Securities sold under agreements to repurchase(3)	(58,814)	-	(58,814)	-	58,814	-
Total	$(71,382)	$-	$(71,382)	$488	$70,524	$(370)

	At December 31, 2014
			Net amounts
			included in
			other assets'
	Gross	Gross	in the Condensed	Gross amounts not offset
	amounts of	amounts	Consolidated	Financial		Net
(in thousands)	recognized assets	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$734	$-	$734	$(487)	$-	$247
Derivatives not designated as hedges(1)	4,157	-	4,157	(220)	-	3,937
Total	$4,891	$-	$4,891	$(707)	$-	$4,184

	At December 31, 2014
			Net amounts
			included in
			other liabilities'
	Gross	Gross	in the Condensed	Gross amounts not offset
	amounts of	amounts	Consolidated	Financial		Net
(in thousands)	recognized liabilities	offset	Balance Sheets	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,005)	$-	$(6,005)	$487	$5,518	$-
Derivatives not designated as hedges(2)	(4,301)	-	(4,301)	220	3,891	(190)
Securities sold under agreements to repurchase(3)	(49,976)	-	(49,976)	-	49,976	-
Total	$(60,282)	$-	$(60,282)	$707	$59,385	$(190)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

26 | Page

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At March 31, 2015, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate under these swaps was 1.41%.  The swaps have remaining maturities ranging from three to four years.

For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  The Company has executed a series of interest-rate swap transactions in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have remaining maturities from five to nine years. Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.8 million will be reclassified as an increase to interest expense and $0.8 million as an increase to interest income.

The following table reports the beginning and ending balances of AOCI relating to derivatives designated as hedging transactions and the associated periodic change, net of reclassifications to earnings and the effect of income taxes for the periods shown.

	Cash flow hedge component of AOCI
	Three months ended March 31,
(in thousands)	2015	2014
Beginning of period balance	$(2,840)	$(2,370)
Net change	(288)	(250)
End of period balance	$(3,128)	$(2,620)

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes

27 | Page

in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At March 31, 2015, the Company had interest rate swaps with a notional amount of $31.4 million used to hedge the change in the fair value of five commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” during the three months ended March 31, 2015 and 2014 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At March 31, 2015, the Company had 100 interest-rate swaps with an aggregate notional amount of $243.3 million related to this program.  During the three months ended March 31, 2015 and 2014, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,”  were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At March 31, 2015, the Company’s foreign currency holdings included British pounds, Euros, Japanese Yen, Mexican Pesos, and Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statement of Operations.  At March 31, 2015, the Company had entered into forward contracts with a notional amount of $9.0 million that mature in 2015.  Net gains recognized and included in “Other income” during the three months ended March 31, 2015 and 2014 on foreign exchange forward contracts were immaterial.

8.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three months ended March 31, 2015 and 2014, the Company recognized compensation expense, net of estimated forfeitures, of $1.2 million and $1.0 million, respectively.

The following table summarize changes in option awards during three months ended March 31, 2015:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2014	819,755	$9.66
Granted	18,000	11.34
Exercised	(50,578)	7.44
Forfeited	(50,283)	14.70
Outstanding at March 31, 2015	736,894	$9.50
Exercisable at March 31, 2015	571,238	$9.32

The weighted average grant date fair value of options granted three months ended March 31, 2015 was $2.80 per share.

28 | Page

The following table summarizes changes in stock awards for three months ended March 31, 2015.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2014	635,598	$9.05
Granted	257,610	11.50
Vested	(365,445)	8.31
Forfeited	(1,914)	9.97
Unvested at March 31, 2015	525,849	$10.76

At March 31, 2015, there was $5.8 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the Plans. The expense is expected to be recognized over a weighted-average period of 2.2 years.

9.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

As discussed in Note 1, the Company discontinued the operations of GMB that was a component of the Fee-Based Lines segment.  The Company has considered the impact of the discontinuation on its operating segments and has determined that no change to its segment reporting is required.  The activities of GMB have been reported as discontinued operations within the Fee-Based Lines segment for all periods presented.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which is specifically identifiable or which is allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three months ended March 31, 2015 and 2014 by segment.

	Three months ended March 31, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$28,873	$1	$1,090	$29,964
Total interest expense	977	12	974	1,963
Provision for loan losses	(729)	-	(60)	(789)
Noninterest income	2,666	4,446	206	7,318
Noninterest expense	9,677	3,930	11,756	25,363
Management fees and allocations, net of tax	6,444	303	(6,747)	-
Provision (benefit) for income taxes	7,428	215	(4,301)	3,342
Net income (loss) from continuing operations	$7,742	$(13)	$(326)	$7,403
Net loss from discontinued operations	-	(71)	-	(71)
Net income (loss)	$7,742	$(84)	$(326)	$7,332

	Three months ended March 31, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$26,885	$1	$105	$26,991
Total interest expense	1,093	11	982	2,086
Provision for loan losses	(1,599)	-	(289)	(1,888)
Noninterest income	1,210	4,184	100	5,494
Noninterest expense	9,435	3,674	10,300	23,409
Management fees and allocations, net of tax	6,236	287	(6,523)	-
Provision (benefit) for income taxes	6,802	194	(3,946)	3,050
Net income (loss) from continuing operations	$6,128	$19	$(319)	$5,828
Net loss from discontinued operations	-	(311)	-	(311)
Net income (loss)	$6,128	$(292)	$(319)	$5,517

29 | Page

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

Available for sale securities – At March 31, 2015, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Total net unrealized gain recognized in AOCI at March 31, 2015 on TPS Level 3 securities was immaterial.

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

30 | Page

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2015 and December 31, 2014, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

31 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$58,599	$21,931	$31,159	$5,509
Corporate debt securities	99,218	-	99,218	-
Municipal securities	3,474	-	3,474	-
Total available for sale securities	$161,291	$21,931	$133,851	$5,509

Derivatives:
Cash flow hedges	$955	$-	$955	$-
Fair value hedges	14	-	14	-
Non-designated hedges	4,749	-	4,749	-
Foreign exchange forward contracts	286	-	286	-
Total derivative assets	$6,004	$-	$6,004	$-

Liabilities
Derivatives:
Cash flow hedges	$5,999	$-	$5,999	$-
Fair value hedges	1,473	-	1,473	-
Non-designated hedges	4,973	-	4,973	-
Foreign exchange forward contracts	123	-	123	-
Total derivative liabilities	$12,568	$-	$12,568	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$283,504	$-	$283,504	$-
Trust preferred securities	59,655	21,737	31,164	6,754
Corporate debt securities	101,210	-	101,210	-
Municipal securities	15,446	-	15,446	-
Total available for sale securities	$459,815	$21,737	$431,324	$6,754

Derivatives:
Cash flow hedges	$437	$-	$437	$-
Fair value hedges	297	-	297	-
Non-designated hedges	4,103	-	4,103	-
Foreign exchange forward contracts	54	-	54	-
Total derivative assets	$4,891	$-	$4,891	$-

Liabilities
Derivatives:
Cash flow hedges	$5,017	$-	$5,017	$-
Fair value hedge	988	-	988
Non-designated hedges	4,284	-	4,284	-
Foreign exchange forward contracts	17	-	17	-
Total derivative liabilities	$10,306	$-	$10,306	$-

32 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$6,754	$6,036
Transfers	-	706
Net accretion	15	14
Sales / calls/ maturities	(995)	-
Unrealized gain (loss) included in comprehensive income	(265)	151
Ending balance	$5,509	$6,907

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At March 31, 2015	$3,865	$-	$-	$3,865
At December 31, 2014	$15,734	$-	$-	$15,734

During the three months ended March 31, 2015 and 2014, the Company recorded a $0.7  million and $1.8 million provision for loan loss reversal for impaired loans, respectively.  For the three months ended March 31, 2015 and 2014, the Company recorded net recoveries of $0.5 million and $0.4 million, respectively, on impaired loans.

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

33 | Page

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At March 31, 2015	$6,100	$-	$-	$6,100	$(33)
At December 31, 2014	$6,132	$-	$-	$6,132	$1,459

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2015	December 31, 2014
OREO recorded at fair value	$6,100	$6,132
Estimated selling costs	(314)	(313)
OREO	$5,786	$5,819

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net (gain) loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for three months ended March 31, 2015:

(in thousands)	OREO
Beginning OREO balance	$5,819
Loans foreclosed and transferred in	-
OREO sales	-
Valuation adjustments	(33)
Ending OREO balance	$5,786

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,509	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	19%	0% to 23%
Impaired loans:
Commercial	$1,539	Market approach	Management discount for asset type	37%	0% to 77%
Real estate - mortgage	1,958	Sales comparison (1)	Sales comparison adjustments	(14)%	(30)% to 14%
Construction & land	30	Sales comparison (1)	Sales comparison adjustments	(24)%	NA
Consumer	338	Sales comparison (1)	Sales comparison adjustments	9%	(3)% to 14%
Total impaired loans	$3,865
OREO:
Commercial	$423	Property appraisals (1)	Management discount for property type and recent market volatility	0%	NA
Construction & land	5,677	Property appraisals (1)	Management discount for property type and recent market volatility	19%	17% to 50%
Total OREO	$6,100

(1)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by

34 | Page

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$70,884	$70,884	$91,565	$91,565
Investment securities available for sale	161,291	161,291	459,815	459,815
Investment securities held to maturity	314,558	315,329	13,329	13,616
Other investments	12,337	12,337	11,477	11,477
Loans — net	2,417,040	2,417,031	2,372,810	2,371,756
Accrued interest receivable	10,146	10,146	9,617	9,617
Derivatives	6,004	6,004	4,891	4,891

Financial liabilities:
Deposits	$2,547,217	$2,547,270	$2,492,291	$2,492,340
Securities sold under agreements to repurchase	58,814	58,416	49,976	49,991
Short-term borrowings	73,000	73,000	112,469	112,469
Accrued interest payable	978	978	813	813
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	12,568	12,568	10,306	10,306

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

35 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.  Regulatory Matters

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.  Basel III has increased both the quantity and quality of regulatory capital.  The following table shows the Company’s and the Bank’s capital amounts and ratios and regulatory thresholds under Basel III at March 31, 2015:

At March 31, 2015
(in thousands)	Company	Bank
Shareholders' equity	$258,291	$331,116
Regulatory adjustments and deductions:
Disallowed intangible assets	(950)	-
Net operating loss carryforwards	(250)	(250)
Unrealized net gain on HTM securities	(5,353)	(5,353)
Unrealized net gain on AFS securities	(2,374)	(2,374)
Unrealized gain (loss) on cash flow hedges	3,128	(592)
Tier 1 deductions applied to CET1	-	(18,482)
Common equity tier 1 capital (CET1)	252,492	304,065
Subordinated debentures	70,000	-
Series C preferred stock	57,338	-
Tier 1 capital deductions	(21,348)	-
Tier 1 capital	358,482	304,065
Allowance for loan losses	32,502	32,034
Tier 2 capital deductions	(5,976)	(5,274)
Total risk-based regulatory capital	$385,008	$330,825

36 | Page

	Company
At March 31, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier I	Total capital	Tier I
Regulatory capital	$252,492	$358,482	$385,008	$358,482
Well-capitalized requirement	177,371	218,303	272,878	150,147
Regulatory capital - excess	$75,121	$140,179	$112,130	$208,335
Capital ratios	9.3%	13.1%	14.1%	11.9%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.5%	8.0%	10.0%	5.0%

	Bank
At March 31, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier I	Total capital	Tier I
Regulatory capital	$304,065	$304,065	$330,825	$304,065
Well-capitalized requirement	175,168	215,591	269,489	148,705
Regulatory capital - excess	$128,897	$88,474	$61,336	$155,360
Capital ratios	11.3%	11.3%	12.3%	10.2%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement	6.5%	8.0%	10.0%	5.0%

(1)The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

12.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 is detailed in the following schedules.

	Three months ended
Other noninterest income	March 31,
(in thousands)	2015	2014
Loan fees	$295	$486
Other customer service fees	565	444
Bank-owned life insurance	344	317
Private equity investment income (loss)	233	(1,198)
Other	(57)	(115)
Total	$1,380	$(66)

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2015	2014
Marketing and business development	$659	$680
Service contracts	914	849
Professional fees	625	552
Office supplies and delivery	343	335
Other	878	861
Total	$3,419	$3,277

37 | Page

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. For a discussion of the segments included in our principal activities, see Note 9 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

Executive Summary

CoBiz Financial Inc. is a $3.1 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (defined as net interest income plus noninterest income). We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results. We also have focused on reducing our dependency on the net interest margin by increasing our noninterest income from complementary financial service activities including wealth management and insurance brokerage.

Industry Overview

At its March 2015 meeting, the Federal Open Market Committee (FOMC) kept the target range for federal funds rate at 0-25 basis points.  The FOMC noted that it will be appropriate to raise the target federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term.  Inflation has recently declined further below the FOMC’s objective due to declines in energy prices.

The unemployment rate improved in 2015 with the national unemployment rate decreasing to 5.5% in March 2015, from 5.6% and 6.7% at the end of 2014 and 2013, respectively.  As of February 2015, Colorado’s unemployment rate was 4.2%, compared to 4.2% and 5.9% at the end of 2014 and 2013, respectively.   Arizona’s unemployment rate was 6.5% at February 2015, compared to 6.6% and 7.2% at the end of 2014 and 2013, respectively.

In the fourth quarter of 2014, FDIC insured commercial banks and savings institutions reported combined earnings of $36.9 billion, $2.9 billion less than a year ago.  However, net income for community banks in the fourth quarter of 2014 increased 28% over the prior year comparable quarter.  The increase for community banks was driven by higher net operating revenue and lower loan loss provisions.  Overall, 61% of community banks reported higher year-over-year earnings.  Net interest income, which accounts for 79% of net operating revenue for community banks, increased 6% on a year-over-year basis.

Financial and Operational Highlights

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company discontinued the operations of its investment banking subsidiary during the first quarter of 2015.  The results of investment banking have been reported as discontinued operations.  The prior period disclosures in the following section of this report have been adjusted to conform to the new presentation.

Noted below are some of the Company’s significant financial performance measures and operational results for the first three months of 2015:

38 | Page

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014
Net interest income before provision	$28,001	$24,905
Provision for loan losses	(789)	(1,888)
Noninterest income	7,318	5,494
Net loss from discontinued operations	(71)	(311)
Net income	7,332	5,517

Diluted earnings per common share	$0.18	$0.13
Net interest margin	4.06%	3.90%
Return on average assets	0.98%	0.80%
Return on average shareholders' equity	9.51%	7.86%

•

Net interest income and the net interest margin increased for the first three months of 2015 over the prior year quarter.  The increases are primarily due to growth in the average loan portfolio in 2015 over 2014.  Net interest income and the net interest margin were also positively impacted by the collection of past due interest of $1.2 million on problem loan resolutions.

•	Improvements in overall credit quality metrics resulted in a net reversal of provision for loan losses of $0.8 million in the three months ended March 31, 2015.

•

Noninterest income increased $1.8 million in the first quarter of 2015 compared to the prior year quarter.  Income on equity method investments was the primary driver of the increase.  In the first quarter of 2015, the Company realized income of $0.2 million on equity method investments, compared to a loss of $1.2 million in the prior year quarter.

•	Net income for the three months ended March 31, 2015 of $7.3 million increased 32.9% over the prior year period.

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2015	2014
Total assets	$3,090,226	$3,062,166
Total loans	2,449,542	2,405,575
Total deposits	2,547,217	2,492,291
Total shareholders' equity	315,629	308,769

Allowance for loan losses	$32,502	$32,765
Nonperforming assets	11,874	14,974
Allowance for loan and credit losses to total loans	1.33%	1.36%
Nonperforming assets to total assets	0.38%	0.49%

•	The loan portfolio at March 31, 2015 increased $44.0 million, or 7.4% annualized, over the balance at December 31, 2014.

•

In the first quarter of 2015, the Company transferred securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.

•	Total deposits at March 31, 2015 increased $54.9 million, or 8.9% annualized, over the balance at December 31, 2014.

•	Noninterest-bearing demand deposits declined $13.1 million in the first three months of 2015, but still comprise 41.6% of total deposits, compared to 43.1% at the end of 2014.

•

The allowance for loan and credit losses decreased to 1.33% of total loans at March 31, 2015, from 1.36% at December 31, 2014.  In the first quarter of 2015, the Company had a net recovery of $0.5 million in the allowance for loan and credit losses.

•	The Company’s total risk-based capital ratio was 14.1% at March 31, 2015 compared to 15.7% at the end of 2014. In the first quarter of 2015, the Company implemented the requirements of Basel 39 | Page

III, which reduced the Company’s risk-based capital ratio. See Note 11 of the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

Total assets at March 31, 2015 were $3.09 billion, increasing $28.1 million or 0.9% from $3.06 billion at December 31, 2014.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at March 31, 2015 were $2.77 billion, increasing $21.2 million or 0.8% from $2.75 billion at December 31, 2014.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 94% of total liabilities.  Shareholder’s equity at March 31, 2015 was $315.6 million, increasing $6.9 million or 2.2% from $308.8 million at December 31, 2014.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 15.8% of total assets at March 31, 2015 and December 31, 2014.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six Fortune 100 issuers.  Approximately 81% of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

Certain TPS and corporate debt securities held by the Company are subject to deduction from regulatory capital under the Corresponding Deduction Approach promulgated in Basel III.  These deductions are being phased in over a three-year period beginning in 2015, which will allow the Company to mitigate the impact of the deduction of the impacted securities through calls, maturities and sales.  As such, the Company expects its portfolio of TPS and corporate debt securities to decrease in future periods.

In the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category. The net pre-tax unrealized gain on these securities at the time of transfer was $8.8 million and is now part of the amortized cost basis of the securities that will be amortized to interest income over the life of the securities.  The amortization of this net pre-tax unrealized gain will be offset by the amortization of the related pre-tax amount recorded in accumulated other comprehensive income.  There will be no net effect to interest income as a result of this transfer.

The net unrealized gain on available for sale securities was $3.8 million at March 31, 2015.  Excluding the securities transferred to held to maturity, the unrealized gain on available for sale securities at December 31, 2014 was $3.7 million.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2015.

40 | Page

	At March 31, 2015			Net	% of
	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain	gain
Mortgage-backed securities	$287,823	$288,344	60.5%	$521	11.3%
Trust preferred securities	70,243	72,082	15.1%	1,839	40.0%
Corporate debt securities	97,065	99,218	20.8%	2,153	46.8%
Municipal securities	16,889	16,976	3.6%	87	1.9%
Total	$472,020	$476,620	100.0%	$4,600	100.0%

Loans.  Gross loans increased $44.0 million to $2.45 billion at March 31, 2015, from $2.41 billion at December 31, 2014. During the first quarter of 2015, the Company extended $256.7 million in new credit relationships and advances on existing lines.  Offsetting credit extensions were paydowns and maturities of $211.9 million and gross charge-offs of $0.8 million.

	At March 31, 2015		At December 31, 2014		At March 31, 2014
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,034,189	42.8%	$977,699	41.2%	$860,060	40.6%
Owner-occupied real estate	427,838	17.7%	422,471	17.8%	463,192	21.9%
Investor real estate	546,947	22.6%	567,248	23.9%	462,855	21.9%
Construction & land	179,749	7.4%	181,864	7.7%	136,018	6.4%
Consumer	213,543	8.8%	207,955	8.8%	183,156	8.7%
Other	47,276	2.0%	48,338	2.0%	47,013	2.2%
Total loans	2,449,542	101.3%	2,405,575	101.4%	2,152,294	101.7%
Allowance for loan losses	(32,502)	(1.3)%	(32,765)	(1.4)%	(35,603)	(1.7)%
Total net loans	$2,417,040	100.0%	$2,372,810	100.0%	$2,116,691	100.0%

Loan growth during the first quarter of 2015 was due to an increase of $56.5 million in Commercial loans, offset by a decline of $20.3 million in Investor real estate loans.  Geographically, Arizona loans increased $47.1 million and Colorado loans decreased $3.1 million in the first quarter of 2015.

The allowance for loan losses decreased $0.3 million during the first quarter of 2015, through the release of excess reserves of $0.8 million offset by $0.5 million in net recoveries.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $2.7 million to $17.3 million at March 31, 2015, from $20.0 million at December 31, 2014. The decrease was primarily related to the tax effect of annual bonus payments made in the first quarter of 2015.

Other Assets. Other assets were $23.2 million at March 31, 2015, an increase of $3.3 million from December 31, 2014.  The increase is primarily due to increases in taxes receivable ($2.8 million) and the fair market value of derivative assets ($1.1 million).

Deposits.  Total deposits increased $54.9 million to $2.55 billion at March 31, 2015 from $2.49 billion at December 31, 2014.  Noninterest-bearing deposits at March 31, 2015 comprised 41.6% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had

41 | Page

balances of $174.0 million and $164.2 million in CDARS and ICS accounts at March 31, 2015 and December 31, 2014, respectively.

DEPOSITS AND CUSTOMER	At March 31, 2015		At December 31, 2014		At March 31, 2014
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$687,199	26.4%	$661,519	26.0%	$590,596	24.4%
Interest-bearing demand	589,401	22.6%	531,365	20.9%	542,304	22.5%
Savings	16,811	0.6%	15,236	0.6%	13,979	0.6%
Certificates of deposits under $100	23,405	0.9%	24,184	1.0%	26,965	1.1%
Certificates of deposits $100 and over	113,030	4.3%	122,216	4.8%	130,226	5.4%
Reciprocal CDARS	57,317	2.2%	64,607	2.5%	81,589	3.4%
Total interest-bearing deposits	1,487,163	57.0%	1,419,127	55.8%	1,385,659	57.4%
Noninterest-bearing demand deposits	1,060,054	40.7%	1,073,164	42.2%	937,077	38.9%
Customer repurchase agreements	58,814	2.3%	49,976	2.0%	89,521	3.7%
Total deposits and customer repurchase agreements	$2,606,031	100.0%	$2,542,267	100.0%	$2,412,257	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to a limited number of customers. Our Customer Repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  In 2014, the Company intentionally shifted customers out of Customer Repos and into other deposit products to allow the Company more flexibility with its investment portfolio due to the reduced need of collateral for Customer Repos.  While the number of customers utilizing Customer Repos is not expected to grow, the balance will vary from period-to-period based on the operations of the underlying customers.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased and overnight borrowings from the FHLB.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At March 31, 2015, the Company had $73.0 million in short-term borrowings outstanding, compared to $112.5 million at December 31, 2014.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $3.1 million from the end of 2014 to $23.4 million at March 31, 2015.  The decrease is due to bonus payments in the first quarter of 2015 ($6.5 million) offset by an increase in the fair market value of derivatives ($2.3 million).

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, followed by a discussion of the major components of our revenues, expenses and performance.

On March 31, 2015 the Company closed GMB, its investment banking subsidiary.  The following information is presented for the current and prior period amounts to exclude amounts relating to GMB which is reported as discontinued operations.

42 | Page

			2015 vs 2014
INCOME STATEMENT	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Interest income	$29,964	$26,991	$2,973	11.0%
Interest expense	1,963	2,086	(123)	(5.9)%
NET INTEREST INCOME BEFORE PROVISION	28,001	24,905	3,096	12.4%
Provision for loan losses	(789)	(1,888)	1,099	58.2%
NET INTEREST INCOME AFTER PROVISION	28,790	26,793	1,997	7.5%
Noninterest income	7,318	5,494	1,824	33.2%
Noninterest expense	25,363	23,409	1,954	8.3%
INCOME BEFORE INCOME TAXES	10,745	8,878	1,867	21.0%
Provision for income taxes	3,342	3,050	292	9.6%
NET INCOME FROM CONTINUING OPERATIONS	7,403	5,828	1,575	27.0%
Net loss from discontinued operations	(71)	(311)	240	77.2%
NET INCOME	$7,332	$5,517	$1,815	32.9%

Annualized return on assets for the three months ended March 31, 2015 and 2014 was 0.98% and 0.80%, respectively.  Annualized return on average shareholders’ equity for the three months ended March 31, 2015 and 2014 was 9.51% and 7.86%, respectively.  Net income improved for the three months ended March 31, 2015, compared to the prior-year period, driven by higher net interest income and noninterest income, offset by a reduction in the loan loss provision reversal.  Noninterest income as a percentage of operating revenue (taxable equivalent) increased to 20.0% for the three months ended March 31, 2015 compared to 17.6% in the prior-year period.  The Company’s tax equivalent efficiency ratio() was 69.42% and 75.49% for the three months ended March 31, 2015 and 2014, respectively.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2015 and 2014.

43 | Page

.	Three months ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$20,652	$12	0.23%	$18,021	$24	0.53%
Investment securities (1)	486,460	3,527	2.90%	551,263	4,258	3.09%
Loans (1)(2)	2,409,171	27,597	4.58%	2,108,563	23,562	4.47%
Total interest-earning assets	$2,916,283	$31,136	4.27%	$2,677,847	$27,844	4.16%

Noninterest-earning assets	121,727			119,848
Total assets	$3,038,010			$2,797,695

Liabilities and Shareholders' Equity
Deposits
Money market	$681,749	$489	0.29%	$583,171	$464	0.32%
Interest-bearing demand	560,906	194	0.14%	429,939	245	0.23%
Savings	16,127	2	0.05%	12,595	2	0.06%
Certificates of deposit
Reciprocal	56,554	34	0.24%	83,073	68	0.33%
Under $100	23,739	24	0.41%	27,589	30	0.44%
$100 and over	120,002	151	0.51%	136,689	178	0.53%
Total interest-bearing deposits	$1,459,077	$894	0.25%	$1,273,056	$987	0.31%
Other borrowings
Securities sold under agreements to repurchase	54,707	10	0.07%	104,534	63	0.24%
Other short-term borrowings	80,680	51	0.25%	34,776	20	0.23%
Long-term debt	72,166	1,008	5.59%	72,166	1,016	5.63%
Total interest-bearing liabilities	$1,666,630	$1,963	0.47%	$1,484,532	$2,086	0.57%
Noninterest-bearing demand accounts	1,036,539			1,003,758
Total deposits and interest-bearing liabilities	2,703,169			2,488,290
Other noninterest-bearing liabilities	22,084			24,878
Total liabilities	2,725,253			2,513,168
Total equity	312,757			284,527
Total liabilities and equity	$3,038,010			$2,797,695
Net interest income - taxable equivalent		$29,173			$25,758
Net interest spread			3.80%			3.59%
Net interest margin			4.06%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities	174.98%			180.38%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2015 grew 13.3% compared to the prior year period, driven primarily by higher loan volume.  Average interest-earning assets for the three months ended March 31, 2015 increased $238.4 million to $2.92 billion compared to the year-earlier average.  The yield on average interest-earning assets benefitted from recaptured interest from problem loan resolutions during the current quarter totaling $1.2 million.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 15 basis points (0.15%) and 18 basis points (0.18%) during the three months ended March 31, 2015 and 2014, respectively.  The average rate on total interest-bearing liabilities for the three months ended March 31, 2015 decreased 10 basis points compared to the prior year quarterly cost, a change attributed to the reduction in securities sold under agreements to repurchase.  The Company has migrated customers out of the collateralized sweep product and into other deposit products.

44 | Page

The following table presents noninterest income for the three months ended March 31, 2015 and 2014.

			2015 vs 2014
NONINTEREST INCOME	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Service charges	$1,493	$1,376	$117	8.5%
Investment advisory income	1,495	1,422	73	5.1%
Insurance income	2,950	2,762	188	6.8%
Other income	1,380	(66)	1,446	nm %
Total noninterest income	$7,318	$5,494	$1,824	33.2%

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

Investment Advisory Income.  Investment advisory income increased $0.1 million during the three months ended March 31, 2015 compared to the prior year period.  Fees earned are generally based on a percentage of assets under management (AUM), and market volatility has a direct impact on earnings.  Average AUM for the current quarter grew 6.5% compared to the prior year quarter.  AUM totaled $883.7 million at March 31, 2015 compared to $859.2 million at December 31, 2014.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue increased $0.2 million for the three months ended March 31, 2015 compared to the prior year period.  The year-over-year improvement is due to organic growth and higher profit sharing bonuses in the current year period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended March 31, 2015 increased $1.4 million from the prior year period relating primarily to higher revenue from equity method investments in certain SBIC funds with a carrying value of $6.2 million at March 31, 2015.  In the first quarter of 2014, the Company had a loss on one of these passive funds related to a realized loss on an underlying investment.

The following table presents noninterest expense for the three months ended March 31, 2015 and 2014.

			2015 vs 2014
NONINTEREST EXPENSE	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Salaries and employee benefits	$16,975	$15,306	$1,669	10.9%
Share-based compensation expense	1,165	1,014	151	14.9%
Occupancy expenses, premises and equipment	3,149	3,097	52	1.7%
Amortization of intangibles	150	151	(1)	(0.7)%
FDIC and other assessments	448	407	41	10.1%
Other real estate owned and loan workout costs	26	341	(315)	(92.4)%
Net (Gain) loss on securities, other assets and OREO	31	(184)	215	116.8%
Other expense	3,419	3,277	142	4.3%
Total noninterest expense	$25,363	$23,409	$1,954	8.3%

Salaries and Employee Benefits.  Salaries and employee benefits increased 10.9% or $1.7 million for the three months ended March 31, 2015 over the prior year period. The increase relates to investments in new personnel and annual cost of living and merit increases effective in the second quarter of 2014.  The Company had 529 full-time equivalent employees at March 31, 2015, up from 512 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three months ended

45 | Page

March 31, 2015 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2015 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs were stable for the three months ended March 31, 2015 compared to the prior year period.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  The assessments are based on statutory and risk classification factors to determine an assessment rate that is then applied to the average net assets of the Company.  The 10.1% increase for the three months ended March 31, 2015 compared to the prior year period was solely due to the Company’s growth in net assets.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.3 million during the three months ended March 31, 2015 compared to the prior year period.  These costs are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier). Other operating expenses increased modestly for the three months ended March 31, 2015 compared to the prior year period.

Provision for Income Taxes.  The effective income tax rate for the three months ended March 31, 2015 was 31%, compared to 34% in the prior year period.  The decrease in the effective tax rate in 2015 compared to the first quarter of 2014 is due to growth in the Company’s tax exempt loan and investment portfolios and a decline in nondeductible compensation.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Increase
(in thousands)	2015	2014	(decrease)
Provision for loan losses	$(789)	$(1,888)	$1,099
Provision for credit losses (included in other expenses)	-	-	-
Total provision for loan and credit losses	$(789)	$(1,888)	$1,099

The improvement in credit quality, as reflected by a decrease in classified loans and charge-offs, resulted in negative loan and credit loss provisions in both 2015 and 2014.  While the Company has recorded negative loan and credit loss provisions for the three months ended March 31, 2015 and 2014, the Company does not believe the trend is sustainable.  Normally, the provision for loan and credit losses is an expense that reduces net income.  While a negative provision expense may occur in the near-term, the Company does not expect a negative provision expense to continue in the long-term due to growth in the loan portfolio and stabilization of credit quality.  See Note 5 – Loans to the Condensed Consolidated Financial Statements.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans declined slightly during the first quarter of 2015 from December 31, 2104 and $1.5 million from $38.3 million at March 31, 2014.  At March 31, 2015, the allowance for loan and credit losses decreased to 1.33% of total loans from 1.36% at December 31, 2014, and 1.65% at March 31, 2014 primarily due to growth in the loan portfolio coupled with improved asset quality.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 533.87% at March 31, 2015 from 357.89% at December 31, 2014 and 335.31% at March 31, 2014.  Though management believes the current allowance

46 | Page

provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.5 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively.

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Allowance for loan losses at beginning of period	$32,765	$37,050	$37,050
Charge-offs:
Commercial	(240)	(1,956)	(118)
Real estate - mortgage	(148)	(52)	(33)
Construction & land	(104)	(50)	(46)
Consumer	(20)	(453)	(3)
Other	(280)	(6)	-
Total charge-offs	(792)	(2,517)	(200)
Recoveries:
Commercial	48	373	140
Real estate - mortgage	1,082	435	149
Construction & land	188	1,519	303
Consumer	-	54	49
Other	-	6	-
Total recoveries	1,318	2,387	641
Net recoveries (charge-offs)	526	(130)	441
Provision for loan losses charged to operations	(789)	(4,155)	(1,888)
Allowance for loan losses at end of period	$32,502	$32,765	$35,603

Ratio of net charge-offs to average loans	(0.02)%	0.01%	(0.02)%

47 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2015	2014	2014
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$161	$-
Nonaccrual loans:
Commercial	3,638	3,317	1,702
Real estate - mortgage	1,985	3,416	5,129
Construction & land	30	135	3,681
Consumer & other	435	2,126	106
Total nonaccrual loans	6,088	8,994	10,618
Total nonperforming loans	6,088	9,155	10,618
OREO and repossessed assets	5,786	5,819	4,911
Total nonperforming assets	$11,874	$14,974	$15,529

Performing renegotiated loans	$27,139	$27,275	$30,290
Classified loans	$36,792	$36,940	$38,278

Allowance for loan losses	$32,502	$32,765	$35,603
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$32,502	$32,765	$35,603
Nonperforming assets to total assets	0.38%	0.49%	0.54%
Nonperforming loans to total loans	0.25%	0.38%	0.49%
Nonperforming loans and OREO to total loans and OREO	0.48%	0.62%	0.72%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.33%	1.36%	1.65%
Allowance for loan and credit losses to nonperforming loans	533.87%	357.89%	335.31%

Nonperforming assets decreased $3.1 million or 20.7% at March 31, 2015, from December 31, 2014 and decreased $3.7 million or 23.5% from the prior year period.  Approximately 78.0% or $9.3 million of nonperforming assets at March 31, 2015 were concentrated in Colorado, while the remaining 22.0% or $2.6 million were in Arizona.  Nonperforming loans represent 51.3% of total nonperforming assets with the remaining 48.7% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three months ended March 31, 2015 and 2014 are presented below.

Commercial Banking			2015 vs 2014
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Net interest income	$27,896	$25,792	$2,104	8.2%
Provision for loan losses	(729)	(1,599)	870	54.4%
Noninterest income	2,666	1,210	1,456	120.3%
Noninterest expense	9,677	9,435	242	2.6%
Provision for income taxes	7,428	6,802	626	9.2%
Net income before management fees and overhead allocations	14,186	12,364	1,822	14.7%
Management fees and overhead allocations, net of tax	6,444	6,236	208	3.3%
Net income	$7,742	$6,128	$1,614	26.3%

Net income for the Commercial Banking segment during the three months ended March 31, 2015 increased $1.6 million or 26.3% compared to the prior year period.  While the net interest margin continues to be

48 | Page

impacted by the low rate environment, volume increases in the loan portfolio drove an increase of $2.1 million in net interest income during the three months ended March 31, 2015 over the prior year period.  In 2015 and 2014, Commercial Banking has benefited from a negative provision for loan losses due to the improvement in credit quality metrics.

Noninterest income increased in the current quarter on improved results from passive equity method investments, which realized losses of $1.3 million in the year-earlier period.  Noninterest expense increased slightly during the current quarter, up 2.6% compared to the prior year period.

Fee-Based Lines			2015 vs 2014
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Net interest income	$(11)	$(10)	$(1)	(10.0)%
Noninterest income	4,446	4,184	262	6.3%
Noninterest expense	3,930	3,674	256	7.0%
Provision for income taxes	215	194	21	10.8%
Net income before management fees and overhead allocations	290	306	(16)	(5.2)%
Net loss from discontinued operations	(71)	(311)	240	77.2%
Management fees and overhead allocations, net of tax	303	287	16	5.6%
Net loss	$(84)	$(292)	$208	71.2%

During the first quarter of 2015, the Company discontinued the operations of GMB, a component of the Fee-Based Lines segment, due to increased regulatory compliance costs and to focus on recurring revenue streams.  The activities and results of operations for GMB have been summarized and reported as discontinued operations for the periods presented.

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income (continuing operations) and investment banking fees (discontinued operations).  Net loss for the Fee-Based Lines for the three months ended March 31, 2015 improved compared to the prior year period due to an improvement in net loss from discontinued operations.  Compensation of production employees in the Fee-Based lines, which is variable and tied to revenues, was the primary driver of higher noninterest expense in 2015 compared to 2014.

Corporate Support and Other			2015 vs 2014
Income Statement	Three months ended March 31,		Increase (decrease)
(in thousands)	2015	2014	Amount	%
Net interest income	$116	$(877)	$993	113.2%
Provision for loan losses	(60)	(289)	229	79.2%
Noninterest income	206	100	106	106.0%
Noninterest expense	11,756	10,300	1,456	14.1%
Benefit for income taxes	(4,301)	(3,946)	(355)	(9.0)%
Net loss before management fees and overhead allocations	(7,073)	(6,842)	(231)	(3.4)%
Management fees and overhead allocations, net of tax	(6,747)	(6,523)	(224)	(3.4)%
Net loss	$(326)	$(319)	$(7)	(2.2)%

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

Net interest income for the three months ended March 31, 2015 increased $1.0 million over the prior year period due to the collection of past-due interest on a problem loan resolution.  Noninterest expense includes salaries

49 | Page

and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Lower net gains recorded in 2015 and higher overall salary and benefits expense resulted in an increase in noninterest expense for the three months ended March 31, 2015 compared to the prior year period.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2015:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	$73,000	$-	$-	$-	$73,000
Repurchase agreements (1)	58,814	-	-	-	58,814
Operating lease obligations	5,555	7,135	4,973	1,506	19,169
Long-term debt obligations (2)	3,727	7,703	7,703	78,473	97,606
Preferred Stock, Series C dividend (3)	57,796	-	-	-	57,796
Total contractual obligations	$198,892	$14,838	$12,676	$79,979	$306,385

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.69% and ranges from 1.72% to 3.23%.

(3)

Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at March 31, 2015.  The preferred shares are shown in the table as being due in the “Within One year” category which assumes $57.4 million of preferred stock will be redeemed in 2015 prior to the contractual dividend rate step up to 9% in 2016.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2015, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$536,324	$219,759	$48,177	$5,856	$810,116
Standby letters of credit	27,771	2,665	1,260	500	32,196
Commercial letters of credit	1,507	58	-	-	1,565
Unfunded commitments for unconsolidated investments	7,356	-	-	-	7,356
Company guarantees	1,366	-	-	755	2,121
Total commitments	$574,324	$222,482	$49,437	$7,111	$853,354

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

50 | Page

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

Approximately $56.2 million of total loan commitments at March 31, 2015 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at March 31, 2015 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

51 | Page

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $70.9 million at March 31, 2015, compared to $91.6 million at December 31, 2014.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 96.2% at March 31, 2015, from 96.5% at December 31, 2014.  At March 31, 2015, the Company had $73.0 million in wholesale borrowings.  Average wholesale borrowings were $80.7 million during the three months ended March 31, 2015.  Average wholesale borrowings were $113.5 million during the year ended December 31, 2014.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2015, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2015, totaled $677.3 million.  Available funding is comprised of $175.0 million through the unsecured federal fund lines and $502.3 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  The Company has $57.4 million in preferred stock issued pursuant to the SBLF program currently paying a 1% dividend that increases to a 9% dividend rate in 2016.  The Company expects to redeem the preferred stock at or before the date the dividend rate increases.   The Company has a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2015.  The line of credit has a one year term and matures in May 2015.  The Company expects to renew the line upon maturity.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At March 31, 2015, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2015, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net loss from discontinued operations for the three months ended March 31, 2015 was $0.1 million and reasonably approximates the cash flows of those operations which are not separately stated in the

52 | Page

Company’s Condensed Consolidated Statements of Cash Flows.  Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At March 31, 2015, shareholders’ equity totaled $315.6 million, a $6.9 million increase from December 31, 2014, primarily related to current period earnings of $7.3 million.  Also contributing to the increase was a $2.2 million increase related to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises and an increase of $0.3 million in AOCI.  Offsetting these increases were common and preferred dividends of $1.8 million and a $1.1 million decrease associated with the Company’s acquisition of its common stock through net share settlements of equity compensation awards.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 is comprised of common stock, related surplus and retained earnings.  Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinate debt, certain maturing capital instruments, and the allowance for loan and credit losses. At March 31, 2015, the Bank and Holding Company were well-capitalized with all capital ratios exceeding the well-capitalized requirement.  See Note 11 to the Condensed Consolidated Financial Statements for additional disclosure or capital components and ratios.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.    The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at March 31, 2015 that was grandfathered under Basel III.  The rules increased both the quantity and quality of required capital which will be phased in beginning January 1, 2015, with full implementation by 2018.

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

53 | Page

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

•	Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.
•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.
•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.
•	The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.

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

54 | Page

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at March 31, 2015, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at March 31, 2015, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at March 31, 2015, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.5)%	-%	1.4%	3.7%
Market value of equity	n/a	(26.2)%	-%	23.2%	41.6%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2015, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the

55 | Page

Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
January 1 - January 31, 2015	4,662	$11.82
March 1 - March 31, 2015	93,953	11.58
Total	98,615	$11.59

Item 6.  Exhibits

Exhibits and Index of Exhibits.
(1)	3.1	Amendment to Articles of Incorporation.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
	32.1	Section 1350 Certification of the Chief Executive Officer.
	32.2	Section 1350 Certification of the Chief Financial Officer.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document
(1)	Incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on March 4, 2015.

56 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	April 24, 2015	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 24, 2015	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

57 | Page